Form 10-Q
period 1995-03-31
INVESTORS TITLE CO
filed 1995-05-15
CIK 720858

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q



[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:        March 31, 1995

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to



Commission File Number:                 0-11774



                       INVESTORS TITLE COMPANY
      (Exact name of registrant as specified in its charter)


North Carolina
                                                       56-1110199
(State of Incorporation)                         (I.R.S. Employer)



121 North Columbia Street, Chapel Hill, North Carolina    27514
(Address of Principal Executive Offices)                (Zip Code)


                           (919) 968-2200
           (Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X             No



Shares outstanding of each of the issuer's classes of common stock as of March 31, 1995:

Common Stock, no par value                           2,813,120
         Class                                   Shares Outstanding

             INVESTORS TITLE COMPANY AND SUBSIDIARIES


                              Index


PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

           Consolidated Balance Sheets as of March 31, 1995 and
              December 31, 1994 . . . . . . . . . . . . . . . . . . .3

           Consolidated Statements of Income:
              Three Months Ended March 31, 1995 and 1994 . . . . . . 4

           Consolidated Statements of Cash Flows:
              Three Months Ended March 31, 1995 and 1994 . . . . . . 5

           Notes to Condensed Consolidated Financial Statements . .  6


        Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . .  7



PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . 8

        Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . 8


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
             Investors Title Company and Subsidiaries
                   Consolidated Balance Sheets
              As of March 31, 1995 and December 31, 1994
                           (Unaudited)

                                      3/31/95       12/31/94
Assets

Cash and Cash Equivalents        $  2,542,249   $  2,590,071


Investments:
 Held to maturity:
 Certificates of deposit              444,203        539,203
 Bonds-at amortized cost           10,477,498     10,283,644
  Available for sale - at
   market:
   Bonds, treasury note and
   redeemable preferred
   stocks                           2,500,451      2,839,813
  Common and nonredeemable
   preferred stocks                 3,136,953      2,699,422
    Total investments              16,559,105     16,362,082

Receivables:
 Premiums, net                        931,494      1,057,228
 Accrued interest and
  dividends                           276,486        309,689
 Recoveries of claims
   previously paid                    490,269        375,061
 Refundable income taxes               94,657         62,246
 Other                                104,270         43,982
  Total receivables                 1,897,176      1,848,206

Prepaid Expenses and Other
  Assets                              370,807        370,890

Property Acquired in
  Settlement of Claims                150,600        170,600

Property-At Cost:
   Land                                782,582       782,582
   Buildings                         1,240,375     1,228,375
   Furniture and equipment           1,559,574     1,536,745
   Automobiles                         135,024       118,162
    Total                            3,717,555     3,665,864
  Less accumulated
    depreciation                      (838,178)     (765,653)
    Property, net                    2,879,377     2,900,211

Total Assets                   $    24,399,314 $  24,242,060

Liabilities and
Stockholders' Equity
Liabilities:
   Accounts payable
     and accrued
     liabilities                $      422,053 $     663,124
   Accrued vacation                    336,735       336,735
   Commissions and
    reinsurance payables                41,599        52,848
   Premium taxes payable                58,635        28,766
   Note payable                                      500,000
   Deferred income taxes
     payable                           678,470       470,725
      Total liabilities              1,537,492     2,052,198

Reserve for Possible Claims          3,584,850     3,635,850

Stockholders' Equity:
 Common stock-No par value
 (shares authorized,
 6,000,000; 2,855,744 and
 2,855,744 shares issued
 and 2,813,120 and                   1,253,212     1,263,318
 2,812,062 shares
 outstanding, 1995 and
 1994, respectively)
 shares outstanding)
 Retained earnings                  17,701,617    17,151,557
 Net unrealized gain on
  investment
  securities
  net of
  deferred taxes: 1995:
  $167,152; 1994:
  $72,876)                             322,143       139,137
   Total stockholders'
     equity                         19,276,972    18,554,012

Total Liabilities and
Stockholders' Equity          $     24,399,314 $  24,242,060

             Investors Title Company and Subsidiaries
                 Consolidated Statements of Income
                      March 31, 1995 and 1994
                            (Unaudited)


                                      For The Three
                                       Months Ended
                                         March 31

                               1995                   1994
Revenues:
   Underwriting income:
    Premiums written     $ 3,121,311        $     3,888,377
     Less-premiums for
     reinsurance ceded        17,286                 11,930
      Underwriting income  3,104,025              3,876,447
Investment income-
 interest and dividends      283,980                233,632
Rental income                  4,323                  4,661
Gain (loss) on disposals
 of investments and           18,697                 (6,021)
 property, net
Other                         51,785                 11,335
   Total                   3,462,810              4,120,054

Operating Expenses:
 Salaries                    854,365                896,601
 Commissions to agents       666,644                757,809
 Provision for possible
   claims                    250,091                488,482
 Employee benefits and
   payroll taxes             277,906                418,216
 Office occupancy and
   operations                421,985                442,004
 Business development        113,357                108,605
 Taxes, other than
   payroll and income         93,716                103,285
 Professional fees            56,251                 24,076
 Interest expense             10,638                 22,595
 Other                        29,693                 33,873
  Total                    2,774,646              3,295,546


Income Before Income
Taxes                        688,164                824,508

Provision For Income
Taxes:
  Current                    (32,480)               230,890
  Deferred                   113,470                   (678)
   Total                      80,990                230,212

Net Income                 $ 607,174          $     594,296

Net Income Per Share*      $    0.22          $        0.21

Dividends Paid             $  57,114          $      57,114

Dividends Per Share        $    0.02          $        0.02

* Net income per share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding (1995, 2,815,152 and 1994, 2,855,744 shares, respectively.) Common equivalent shares consist solely of stock options.




            INVESTORS TITLE COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)

                                        1995            1994
Operating Activities:
Net income                          $607,174        $594,296
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation                      72,525          47,283
    Amortization, net of accretion    25,017          18,144
   (Gain) loss on disposals of
     property                           (706)          1,415
   (Gain) loss on sales of
     investments                     (17,991)          4,606
   Provision (benefit) for deferred
     income taxes                    113,470            (678)
   Provision for possible claims     250,091         488,482
   Payments of claims, net of
    recoveries                      (301,091)       (293,482)
   (Increase) decrease in
     receivables                     (48,970)        338,786
   Decrease in prepaid expenses
     and other assets                     83           3,599
   Decrease in assets acquired
     in settlement of claims          20,000
   Decrease in accounts payable
    and accrued liabilities         (241,071)       (415,635)
   Increase(decrease)in
    commissions and reinsurance
    payables                         (11,249)         18,386
  Decrease in premium taxes payable   29,869           5,642
  Decrease in income taxes payable-
    current                                          417,330
Net cash provided by operating
activities                           497,151       1,228,174

Investing Activities:
 Purchases of investments held
  to maturity                       (501,672)       (445,490)
 Purchases of investments
  available for sale                (332,084)        (89,690)
 Proceeds from sales of
  investments held to maturity       553,980         152,500
 Proceeds from sales of
  investments available for sale     353,008          91,689
 Purchases of property               (51,691)       (116,518)
 Proceeds from sales of property         706           3,428
  Net cash provided by (used in)
   investing activities               22,247        (404,081)

Financing Activities:
Dividends paid                       (57,114)        (57,114)
Repurchases of common stock          (10,106)
Repayment of notes payable          (500,000)     (1,000,000)
    Net cash used in financing
      activities                    (567,220)     (1,057,114)

Net Decrease in Cash and Cash
Equivalents                          (47,822)       (233,021)
Cash and Cash Equivalents,
Beginning of Year                  2,590,071       1,701,786
Cash and Cash Equivalents,
End of Period                     $2,542,249      $1,468,765

Supplemental Disclosures of
Cash Flow Information:
Cash Paid During the Year for:
Interest                             $14,476         $29,812

 Income Taxes                         $5,632          $1,556

See notes to consolidated financial statements.



                                5

                     INVESTORS TITLE COMPANY
                         AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
                          March 31, 1995
                           (Unaudited)

Note 1 - Basis of Presentation

   The consolidated financial statements include Investors Title
   Company and its subsidiaries, and have been prepared in conformity with generally accepted accounting principles.

   In the opinion of management all necessary adjustments have been reflected for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements. All such adjustments are of a normal recurring nature.

   Reference should be made to the "Notes to Consolidated
   Financial Statements" of the Registrant's Annual Report to
   Shareholders for the year ended December 31, 1994 for a description of accounting policies.

Note 2 - Reinsurance

   The Company assumes and cedes reinsurance with other insurance companies in the normal course of business.
   Premiums assumed and ceded were $9,171 and $17,286, respectively for the three months ended March 31, 1995, and $17,492 and $11,930, respectively for the three months ended
   March 31, 1994.

Note 3 - Reserve for Possible Claims

   Transactions in the reserve for possible claims for the three months ended March 31, 1995 were as follows:

      Balance, beginning of year                      $3,635,850
      Provision, charged to operations                   250,091
      Recoveries                                          23,783
      Payments of claims                                (324,874)
      Balance, March 31, 1995                         $3,584,850

   In management's opinion, the reserve is adequate to cover claim losses which might result from pending and possible claims.

Note 4 - Leases

   Rent expense totaled $98,013 and $78,865, respectively for the three months ended March 31, 1995 and 1994.

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

         The 1994 Form 10-K and the 1994 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

         Results of Operations:
         For the quarter ended March 31, 1995, premiums written decreased 20% to $3,121,311, investment income increased 22% to $283,980, revenues decreased 16% to $3,462,810, net income increased 2% to $607,174 and net income per share increased 5% to $.22 all compared to the same quarter in 1994.

         Premium volume declined primarily due to the effects of higher mortgage interest rates on real estate sales and and a decline in refinancing activity in the first quarter of 1995 compared to the same period in 1994.

         Operating expenses for the three months ended March 31, 1995 decreased 16% primarily as a result of a decline in salaries, commissions, employee benefits and payroll taxes, as well as the provision for possible claims. The provision for possible claims was lower in the first quarter of 1995 as a result of a decision by management to reduce the Company's reserve for possible claims in view of continuing declines in claims payments. These remaining operating expense declines were primarily due to the decrease in premium volume.

         The provision for current income taxes in the first quarter of 1995 declined due to loss carrybacks related to the 1992 loss as well as a reduction in income. These carrybacks could not be utilized until 1995 as a result of recent tax legislation. The decline in the provision for current income taxes was partially offset by the provision for deferred income taxes, which increased primarily as a result of the reduction of the Company's reserve for possible claims.

         Liquidity and Capital Resources:
         Net cash provided by operating activities for the three months ended March 31, 1995, amounted to $497,151 compared to $1,228,174 for the same three month period during 1994.

         This decrease is primarily because decreases in receivables and in current federal taxes payable contributed to net cash in the first quarter of 1994 but not in 1995 and the provision for possible claims, which is added back to net income to reconcile net income to net cash, was lower in 1995 than in the first quarter of 1994. These changes were partially offset in the first quarter of 1995 by the higher provision for deferred income taxes and a smaller decrease in accounts payable and accrued liabilities.

         Cash flows from operations provided funds to repay the Company's $500,000 note payable in the first quarter of 1995.

         Investments increased primarily from funds retained in the business. The net unrealized gain on investments increased due to increased due to increases in the market value of securities available for sale.

         The deferred income tax liability increased primarily due to an increase in the net unrealized gain on investments and an increase in the statutory unearned premium reserve, which is deductible from taxable income.

         The Company continues to have plans to construct a five-story home office at 137 East Rosemary Street, Chapel Hill, the site of its former offices. However, no decision has been made as to when the Company will pursue construction of this facility.

         Management believes that funds generated from operations (primarily underwriting and investment income) will enable the Company to adequately meet its operating needs. In addition to operational liquidity, the Company maintains a high degree of liquidity within the investment portfolio in the form of short term investments and other readily marketable securities.


   PART II. OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K


             (a)   Exhibits

                   *(10)(i) 1988 Incentive Stock Option Plan, Filed as Exhibit 10, page 31, to
                                 Form 10-K dated December 31, 1989

                   *(10)(ii)     1993 Incentive Stock Option Plan,
                                 Filed as Exhibit 10, page 32, to
                                 Form 10-K dated December 31, 1993

                   *(10)(iii)    1993 Incentive Stock Option Plan -
                                 W. Morris Fine, filed as Exhibit 10,
                                 page 33, to Form 10-K dated
                                 December 31, 1993

                   *(10)(iv)     Employment Agreement, dated February
                                 9, 1984 with J. Allen Fine,
                                 President, filed as Exhibit 10, page
                                 14, to Form 10-K dated December 31, 1985

                   *(10)(v)      Form of Incentive Stock Option
                                 Agreement under 1933 Incentive Stock
                                 Option Plan, filed as Exhibit 10(v),
                                 page 29, to Form 10-K dated
                                 December 31, 1994

                   (10)(vi) Form of Amendment dated November 8, 1994 to Stock Option Agreement dated As of November 13, 1989

                   (10)(vii) Form of Stock Option Agreement dated November 13, 1989

                   (27)          Financial Data Schedule

                   *incorporated by reference to the report indicated

             (b)   Reports on Form 8-K

                   There were no reports filed on Form 8-K for this quarter.

                            SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed in its behalf by the undersigned hereunto duly authorized.

                                            INVESTORS TITLE COMPANY
                                                 (Registrant)




                                            By: /s/ J. Allen Fine
                                                J. Allen Fine
                                                President, Chairman



                                            By: /s/ Elizabeth P. Bryan
                                                Elizabeth P. Bryan
                                                Vice President
                                                (Principal Accounting
                                                 Officer)

Dated:  April 28, 1995