Form 10-Q
period 1995-06-30
INVESTORS TITLE CO
filed 1995-08-11
CIK 720858

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:          June 30, 1995
                                OR

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

                          (919) 968-2200
        ( Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X             No

Shares outstanding of each of the issuer's classes of common stock as of June 30, 1995:

Common Stock, no par value                                    2,800,510
         Class                                           Shares Outstanding

             INVESTORS TITLE COMPANY AND SUBSIDIARIES


                              Index


PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements:

   Consolidated Balance Sheets as of June 30, 1995 and
   December 31, 1994 . . . . . . . . . . . . . . . . . . . . .  3

   Consolidated Statements of Income:
      Six Months and Three Months Ended June 30, 1995
      and 1994 . . . . . . . . . . . . . . . . . . . . . . . .  4

   Consolidated Statements of Cash Flows:
      Six Months Ended June 30, 1995 and 1994 . . . . . . . . . 5

   Notes to Condensed Consolidated Financial Statements . . . . 6


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . 7


PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . . 9

 Item 4.  Submission of Matters to a Vote of Security Holders   9

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .  9


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

              Investors Title Company and Subsidiaries
                    Consolidated Balance Sheets
             As of June 30, 1995 and December 31, 1994
                             (Unaudited)

                                      6/30/95         12/31/94
Assets
Cash and Cash Equivalents         $  2,742,702   $   2,590,071

Investments:
 Held to maturity:
  Certificates of deposit              384,203         539,203
  Bonds - at amortized cost         10,715,409      10,283,644
 Available for sale - at market:
  Bonds, treasury note and
   redeemable preferred stocks       2,557,644       2,839,813
  Common and nonredeemable
   preferred stocks                  3,289,676       2,699,422
  Total investments                 16,946,932      16,362,082

Receivables:
 Premiums, net                       1,262,884       1,057,228
 Accrued interest and dividends        280,588         309,689
 Recoveries of claims previously
  paid                                 322,358         375,061
 Refundable income taxes                38,355          62,246
 Other                                  69,174          43,982
  Total receivables                  1,973,359       1,848,206

Prepaid Expenses and Other Assets      658,837         370,890

Property Acquired in Settlement
 of Claims                             280,500         170,600

Property-At Cost:
 Land                                  782,582         782,582
 Buildings                           1,291,776       1,228,375
 Furniture and equipment             1,586,813       1,536,745
 Automobiles                           135,024         118,162
  Total                              3,796,195       3,665,864
 Less accumulated depreciation         914,031         765,653
  Property, net                      2,882,164       2,900,211

Total Assets                     $  25,484,494   $  24,242,060

Liabilities and Stockholders'
 Equity
Liabilities:
 Accounts payable and accrued
  liabilities                    $     321,398   $     663,124
 Accrued vacation                      336,735         336,735
 Commissions and reinsurance
  payables                              41,602          52,848
 Premium taxes payable                                  28,766
 Note payable                                          500,000
 Income taxes payable:
  Current                               81,233
  Deferred                             800,322         470,725
   Total liabilities                 1,581,290       2,052,198

Reserve for Possible Claims          3,694,850       3,635,850

Stockholders' Equity:
 Common stock-No par value
 (shares authorized,6,000,000;
  2,855,744 and 2,855,744 shares
  issued and 2,800,510               1,252,552       1,263,318
  and 2,812,062 shares outstanding,
  1995 and 1994, respectively)
 Retained earnings                  18,400,907      17,151,557
 Net unrealized gain on investments
  (net of deferred taxes:
  1995: $282,448; 1994: $72,876)       554,895         139,137
    Total stockholders' equity      20,208,354      18,554,012

Total Liabilities and Stockholders'
 Equity                           $ 25,484,494    $ 24,242,060

             Investors Title Company and Subsidiaries
                Consolidated Statements of Income
                     June 30, 1995 and 1994
                          (Unaudited)

                     For The Three            For The Six
                     Months Ended             Months Ended
                       June 30                   June 30

                  1995         1994          1995          1994
Revenues:
 Underwriting
  income:
 Premiums
  written       $3,773,439   $4,136,439    $6,894,750    $8,024,816
 Less-premiums
  for reinsurance
  ceded             12,167       12,295        29,453        24,225
  Underwriting
   income        3,761,272    4,124,144     6,865,297     8,000,591
 Investment
  income-
  interest and
  dividends        297,189      263,074       581,169       496,706
 Rental income       5,441        4,653         9,764         9,314
 Gain on disposals
  of investments
  and property,
  net               27,841        8,113        46,538         2,092
 Other              72,205       51,955       123,990        63,290
  Total          4,163,948    4,451,939     7,626,758     8,571,993

Operating
 Expenses:
  Salaries         860,889      877,913     1,715,254     1,774,514
  Commissions
   to agents       865,818      775,526     1,532,462     1,533,335
  Provision for
   possible
   claims          336,482      350,199       586,573       838,681
  Employee
   benefits and
   payroll taxes   272,413      252,424       550,319       670,640
  Office occupancy
   and operations  446,411      517,840       868,396       959,844
  Business
   development     132,302      128,126       245,659       236,731
  Taxes, other
   than payroll
   and income       97,595       97,762       191,311       201,047
  Professional
   fees             80,737       35,917       136,988        59,993
  Interest
   expense                        8,678        10,638        31,273
  Other             32,989        4,368        62,682        38,241
   Total         3,125,636    3,048,753     5,900,282     6,344,299

Income Before
 Income Taxes    1,038,312    1,403,186     1,726,476     2,227,694

Provision For
 Income Taxes:
  Current          275,350      446,010       242,870       676,900
  Deferred           6,556      (13,781)      120,026       (14,459)
   Total           281,906      432,229       362,896       662,441

Net Income      $  756,406   $  970,957    $1,363,580    $1,565,253

Net Income
 Per Share*     $     0.27   $     0.34    $     0.49    $     0.55

Dividends Paid  $   57,116   $   57,272    $  114,230    $  114,386

Dividends Per
 Share          $     0.02   $     0.02    $     0.04    $     0.04


* Net income per share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding(1995, 2,810,222 and 1994, 2,855,744 shares, respectively.) Common equivalent shares consist solely of stock options.


           Investors Title Company and Subsidiaries
             Consolidated Statements of Cash Flows
  For the Six Months Ended June 30, 1995 and 1994 (Unaudited)

                                        1995               1994
Operating Activities:
Net income                         $1,363,580         $1,565,253
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation                       151,081            147,775
   Amortization, net of
    accretion                          34,001             30,826
   Loss on disposals of
    property                            1,019              3,428
   Gain on sales of
    investments                       (47,556)            (5,519)
   Provision (benefit) for
    deferred income taxes             120,026            (14,459)
   Provision for possible claims      586,573            838,681
   Payments of claims, net of
    recoveries                       (527,573)          (443,681)
   (Increase) decrease in
    receivables                      (149,044)           425,011
   Increase in prepaid expenses
    and other assets                 (287,947)          (225,216)
   Increase in assets acquired
    in settlement of claims          (109,900)          (121,100)
   Decrease in accounts payable
    and accrued liabilities          (341,726)           (81,390)
   Decrease in commissions and
    reinsurance payables              (11,246)           (72,701)
   Decrease in premium taxes
    payable                           (67,121)           (77,128)
   Increase in income taxes
    payable - current                 143,479            489,846
 Net cash provided by operating
   activities                         857,646          2,459,626

Investing Activities:
 Purchases of investments held
  to maturity                        (995,620)        (1,640,789)
 Purchases of investments
  available for sale                 (462,212)          (141,727)
 Proceeds from sales of
  investments held to maturity      1,142,979            588,500
 Proceeds from sales of
  investments available for sale      368,887            244,891
 Purchases of property               (135,985)          (180,295)
 Proceeds from sales of property        1,932              5,699
  Net cash used in investing
   activities                         (80,019)        (1,123,721)

Financing Activities:
 Dividends paid                      (114,230)          (114,386)
 Repurchases of common stock          (10,766)
 Repayment of notes payable          (500,000)        (1,000,000)
  Net cash used in financing
   activities                        (624,996)        (1,114,386)

Net Increase in Cash and Cash
 Equivalents                          152,631            221,519
Cash and Cash Equivalents,
 Beginning of Year                  2,590,071          1,701,786
Cash and Cash Equivalents,
 End of Period                     $2,742,702         $1,923,305

Supplemental Disclosures of
 Cash Flow Information:
Cash Paid During the Year for:
  Interest                            $14,476            $35,580

  Income Taxes                       $104,612           $372,000



See notes to consolidated financial statements.


                     INVESTORS TITLE COMPANY
                        AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
                          June 30, 1995
                           (Unaudited)

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

Note 2 - Reinsurance

    The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Premiums assumed and ceded were $19,295 and $29,453, respectively for the six months ended June 30, 1995, and $31,502 and $24,225, respectively for the six months ended June 30, 1994.

Note 3 - Reserve for Possible Claims

    Transactions in the reserve for possible claims for the six months ended June 30, 1995 were as follows:

        Balance, beginning of year                    $3,635,850
        Provision, charged to operations                 586,573
        Recoveries                                        50,012
        Payments of claims                              (577,585)
        Balance, June 30, 1995                        $3,694,850

    In management's opinion, the reserve is adequate to cover claim losses which might result from pending and possible claims.

Note 4 - Leases

    Rent expense totaled $206,407 and $145,951, respectively for the six months ended June 30, 1995 and 1994.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    The 1994 Form 10-K and the 1994 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

    Results of Operations:
    For the quarter ended June 30, 1995, premiums written decreased 9% to $3,773,439, investment income increased 13% to $297,189, revenues decreased 6% to $4,163,948, net income decreased 22% to $756,406 and net income per share decreased 21% to $.27 all compared to the same quarter in 1994.

    For the six months ended June 30, 1995, premiums written decreased 14% to $6,894,750, investment income increased 17% to $581,169, revenues decreased 11% to $7,626,758, net income decreased 13% to $1,363,580 and net income per share decreased 11% to $.49 all compared to the same period in 1994.

    From January until May 1995, premium volume declined primarily due to a cyclical downturn in the general market. Real estate activity and the Company's premium volume began to improve in June as interest rates declined.

    Operating expenses for the three months ended June 30, 1995 increased 3% primarily as a result of an increase in commissions and professional fees, partially offset by a reduction in office occupancy and operations. The increase in commissions is the result of the Company's expansion into new markets primarily through establishing new agency relationships. A scheduled regulatory audit and related costs contributed to the increase in professional fees. The decline in the Company's office occupancy and operations is primarily a result of the Company's continuing efforts to control overhead costs.

    Operating expenses for the six months ended June 30, 1995 decreased 7% primarily due to a reduction in salaries expenses, the provision for possible claims, employee benefits and payroll taxes, office occupancy and operations, partially offset by an increase in professional fees. The provision for possible claims was lower in 1995 compared to 1994 due to improved claims experience. These remaining operating expense declines were primarily due to the decrease in premium volume and the Company's cost control efforts.

    The provision for current income taxes declined in 1995 due to loss carrybacks related to the 1992 loss as well as a reduction in income. These carrybacks could not be utilized until 1995 as a result of recent tax legislation. The decline in the provision for current income taxes was partially offset by an increase in the provision for deferred income taxes. Deferred income taxes increased primarily as a result of an increase in the statutory unearned premium reserve which is deductible from taxable income but not expensed under generally accepted accounting principles.

    Liquidity and Capital Resources:
    Net cash provided by operating activities for the six months ended June 30, 1995, amounted to $857,646 compared to $2,459,626 for the same six month period during 1994. This decrease is attributable to the decline in net income and a number of other factors, including a decrease in receivables that contributed to net cash in the first half of 1994 but not in 1995, a smaller increase in current federal taxes payable in 1995, a larger decrease in accounts payable and accrued liabilities in 1995, and a lower provision for possible claims in 1995 (which is added back to net income to reconcile net income to net cash).

    Cash flows from operations provided funds to repay the Company's $500,000 note payable in the first quarter of 1995.

    Investments increased primarily from funds retained in the business and increases in the market value of securities available for sale.

    The deferred income tax liability increased primarily due to an increase in the net unrealized gain on investments and the increase in the statutory unearned premium reserve described above.

    The Company continues to have plans to construct a five-story home office at 137 East Rosemary Street, Chapel Hill, the site of its former offices. However, no decision has been made as to when the Company will pursue construction of this facility.

    Management believes that funds generated from operations (primarily underwriting and investment income) will enable the Company to adequately meet its operating needs. In addition to operational liquidity, the Company maintains a high degree of liquidity within the investment portfolio in the form of short-term investments and other readily marketable securities.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Investors Title Company's Annual Meeting of Shareholders was held May 16, 1995. The proposals voted upon and the results of the voting were as follows:

1.  Election of three Directors for a three-year term.

                                                              Broker
                                                              Non-
                        For     Against Abstentions Withheld  Votes
J. Allen Fine        2,311,548    N/A       N/A      17,506    N/A

David L. Francis     2,326,492    N/A       N/A       2,562    N/A

A. Scott Parker, Jr. 2,318,186    N/A       N/A      10,868    N/A

2.  Ratification of the selection of Deloitte & Touche LLP,
Certified Public Accountants to audit the books and accounts of the Company for the calendar year ending December 31, 1995.
                                                               Broker
                                                               Non-
                       For     Against  Abstentions  Withheld  votes
                    2,316,953   3,199      8,902       N/A      N/A


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       (27)  Financial Data Schedule


  (b)  Reports on Form 8-K

       There were no reports filed on Form 8-K for this quarter.

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed in its behalf by the undersigned hereunto duly authorized.

                                          INVESTORS TITLE COMPANY
                                               (Registrant)




                                          By: /s/J. Allen Fine
                                              J. Allen Fine
                                              President, Chairman



                                          By: /s/Elizabeth P. Bryan
                                              Elizabeth P. Bryan
                                              Vice President
                                              (Principal Accounting
                                              Officer)

Dated:  August 11, 1995