Form 10-Q
period 1995-09-30
INVESTORS TITLE CO
filed 1995-11-14
CIK 720858

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:       September 30, 1995

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
(State of Incorporation)                       (I.R.S. Employer
                                         Identification Number)

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
Yes    X             No

Shares outstanding of each of the issuer's classes of common stock as of September 30, 1995:

Common Stock, no par value                          2,800,973
         Class                                 Shares Outstanding

             INVESTORS TITLE COMPANY AND SUBSIDIARIES


                              Index


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Consolidated Balance Sheets as of September 30, 1995
       and December 31, 1994 . . . . . . . . . . . . . . . . . .3

       Consolidated Statements of Income:
          Nine Months and Three Months Ended September 30, 1995
          and 1994 . . . . . . . . . . . . . . . . . . . . . . .4

       Consolidated Statements of Cash Flows:
          Nine Months Ended September 30, 1995 and 1994  . . . .5

       Notes to Condensed Consolidated Financial Statements  . .6


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . 7


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . 9

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .  9


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

             Investors Title Company and Subsidiaries
                   Consolidated Balance Sheets
          As of September 30, 1995 and December 31, 1994
                           (Unaudited)

                                        9/30/95          12/31/94
Assets
Cash and Cash Equivalents          $   2,602,658     $   2,590,071

Investments:
 Held to maturity:
  Certificates of deposit                399,203           539,203
  Bonds - at amortized cost           11,602,486        10,283,644
 Available for sale - at market:
  Bonds, treasury note and
   redeemable preferred stocks         2,456,285         2,839,813
  Common and nonredeemable
   preferred stocks                    3,817,101         2,699,422
    Total investments                 18,275,075        16,362,082

Receivables:
 Premiums, net                         1,582,897         1,057,228
 Accrued interest and dividends          279,742           309,689
 Recoveries of claims
  previously paid                        377,356           375,061
 Refundable income taxes                                    62,246
 Other                                    39,377            43,982
  Total receivables                    2,279,372         1,848,206

Prepaid Expenses and Other Assets        679,036           370,890

Property Acquired in Settlement
 of Claims                               250,500           170,600

Property-At Cost:
 Land                                    782,582           782,582
 Buildings                             1,291,776         1,228,375
 Furniture and equipment               1,605,298         1,536,745
 Automobiles                             135,024           118,162
  Total                                3,814,680         3,665,864
 Less accumulated depreciation           987,137           765,653
  Property, net                        2,827,543         2,900,211
Total Assets                       $  26,914,184     $  24,242,060

Liabilities and Stockholders'
Equity
Liabilities:
 Accounts payable and accrued
  liabilities                      $     578,721     $     663,124
 Accrued vacation                        336,735           336,735
 Commissions and reinsurance
  payables                                45,070            52,848
 Premium taxes payable                    27,608            28,766
 Note payable                                              500,000
 Income taxes payable:
  Current                                 57,883
  Deferred                               919,978           470,725
   Total liabilities                   1,965,995         2,052,198

Reserve for Possible Claims            3,794,850         3,635,850

Stockholders' Equity:
 Common stock-No par value
  (shares authorized, 6,000,000;
  2,855,744 and 2,855,744 shares
  issued and 2,800,973                 1,149,411         1,263,318
  and 2,812,062 shares
  outstanding, 1995 and 1994,
  respectively)
 Retained earnings                    19,257,524        17,151,557
 Net unrealized gain on
  investments(net of deferred
  taxes: 1995: $385,709;
  1994: $72,876)                         746,404           139,137
   Total stockholders' equity         21,153,339        18,554,012

Total Liabilities and
Stockholders' Equity               $  26,914,184     $  24,242,060

              Investors Title Company and Subsidiaries
                 Consolidated Statements of Income
                    September 30, 1995 and 1994
                            (Unaudited)

                       For The Three           For The Nine
                       Months Ended            Months Ended
                       September 30            September 30
                  1995            1994        1995       1994
Revenues:
 Underwriting
  income:
   Premiums
    written    $ 4,443,282   $ 3,825,492  $11,338,032  $11,850,308
  Less-premiums
   for
   reinsurance
   ceded            21,788        13,463       51,241       37,688
    Underwriting
     income      4,421,494     3,812,029   11,286,791   11,812,620
 Investment
  income-interest
  and dividends    298,430       292,730      879,599      789,436
 Rental income       8,313         5,143       18,077       14,457
 Gain (loss) on
  disposals of
  investments and
  property, net     (9,915)       28,742       36,623       30,834
 Other              41,769        53,586      165,759      116,876
  Total          4,760,091     4,192,230   12,386,849   12,764,223

Operating
Expenses:
 Salaries          849,763       843,958    2,565,017    2,618,472
 Commissions
  to agents        959,760       836,425    2,492,222    2,369,760
 Provision for
  possible claims  508,537       515,967    1,095,110    1,354,648
 Employee
  benefits and
  payroll taxes    389,515       209,523      939,834      880,163
 Office occupancy
  and operations   469,257       470,915    1,337,653    1,430,759
 Business
  development      136,234       123,822      381,893      360,553
 Taxes, other
  than payroll
  and income       106,522        97,817      297,833      298,864
 Professional
  fees              42,074        24,402      179,062       84,395
 Interest
  expense                          9,469       10,638       40,742
 Other              10,431        25,229       73,113       63,470
  Total          3,472,093     3,157,527    9,372,375    9,501,826

Income Before
Income Taxes     1,287,998     1,034,703    3,014,474    3,262,397

Provision For
Income Taxes:
 Current           357,873       216,258      600,743      893,158
 Deferred           16,394        79,542      136,420       65,083
  Total            374,267       295,800      737,163      958,241

Net Income     $   913,731   $   738,903  $ 2,277,311  $ 2,304,156

Net Income
Per Share*     $      0.32   $      0.27  $      0.81  $      0.82

Dividends
Paid           $    57,114   $    57,182  $   171,344  $   171,568

Dividends Per
Share          $      0.02   $      0.02  $      0.06  $      0.06


* Net income per share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding(1995, 2,807,068 and 1994, 2,810,645 shares, respectively.) Common equivalent shares consist solely of stock options.

                                4

              Investors Title Company and Subsidiaries
               Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1995 and 1994 (Unaudited)

                                          1995            1994
Operating Activities:
Net income                            $2,277,311      $2,304,156
 Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Depreciation                           225,071         242,776
  Amortization, net of accretion          46,063          40,687
  Loss on disposals of property            5,601           7,721
  Gain on sales of investments           (42,223)        (38,554)
  Provision for deferred
   income taxes                          136,420          65,083
  Provision for possible claims        1,095,110       1,354,648
  Payments of claims, net of
   recoveries                           (936,110)     (1,066,798)
  (Increase) decrease in receivables    (493,412)        453,368
  (Increase) decrease in prepaid
   expenses and other assets            (308,146)        112,549
  Increase in assets acquired in
   settlement of claims                  (79,900)        (25,000)
  Decrease in accounts payable and
   accrued liabilities                   (84,403)       (293,493)
  Decrease in commissions and
   reinsurance payables                   (7,778)        (73,545)
  Decrease in premium taxes payable       (1,158)        (12,583)
  Increase in income taxes payable -
   current                               120,129         510,182
 Net cash provided by operating
  activities                           1,952,575       3,581,197

Investing Activities:
 Purchases of investments held
  to maturity                         (2,129,088)     (2,274,602)
 Purchases of investments
  available for sale                    (743,094)       (436,483)
 Proceeds from sales of investments
  held to maturity                     1,040,200       1,062,903
 Proceeds from sales of investments
  available for sale                     835,249         394,441
 Purchases of property                  (161,161)       (290,729)
 Proceeds from sales of property           3,157           6,876
  Net cash used in investing
   activities                         (1,154,737)     (1,537,594)

Financing Activities:
 Dividends paid                         (171,344)       (171,568)
 Repurchases of common stock            (113,907)       (397,677)
 Repayment of notes payable             (500,000)     (1,000,000)
  Net cash used in financing
   activities                           (785,251)     (1,569,245)

Net Increase in Cash and Cash
 Equivalents                              12,587         474,358
Cash and Cash Equivalents,
 Beginning of Year                     2,590,071       1,701,786
Cash and Cash Equivalents,
 End of Period                        $2,602,658      $2,176,144

Supplemental Disclosures of
Cash Flow Information:
Cash Paid During the Year for:
 Interest                             $   14,476      $   40,742

 Income Taxes                         $  486,602      $  568,000

                                5

                      INVESTORS TITLE COMPANY
                         AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
                        September 30, 1995
                           (Unaudited)

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

Note 2 - Reinsurance

     The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Premiums assumed and ceded were $27,565 and $51,241, respectively for the nine months ended September 30, 1995, and $42,125 and $37,688, respectively for the nine months ended September 30, 1994.

Note 3 - Reserve for Possible Claims

     Transactions in the reserve for possible claims for the nine months ended September 30, 1995 were as follows:

          Balance, beginning of year             $3,635,850
          Provision, charged to operations        1,095,110
          Recoveries                                 88,035
          Payments of claims                     (1,024,145)
          Balance, September 30, 1995            $3,794,850

     In management's opinion, the reserve is adequate to cover claim losses which might result from pending and possible claims.

Note 4 - Leases

     Rent expense totaled $294,377 and $231,242, respectively for the nine months ended September 30, 1995 and 1994.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         The 1994 Form 10-K and the 1994 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

         Results of Operations:
         For the quarter ended September 30, 1995, premiums written increased 16% to $4,443,282, investment income increased 2% to $298,430, revenues increased 14% to $4,760,091, net income increased 24% to $913,731 and net income per share increased 19% to $.32 all compared to the same quarter in 1994.

         For the nine months ended September 30, 1995, premiums written decreased 4% to $11,338,032, investment income increased 11% to $879,599, revenues decreased 3% to $12,386,849, net income decreased 1% to $2,277,311 and net income per share decreased 1% to $.81 all compared to the same period in 1994.

         Sales growth in the third quarter 1995 resulted from a combination of concentrated marketing efforts and continued strength in the real estate market. Additionally, the Company achieved significant gains in operating efficiency as a 10% increase in operating expenses supported the 14% increase in revenues. In September 1995, volume in the Company's branch offices increased over 40% compared to the same period last year. This increase in demand was met on a timely basis without incremental increases in direct costs. The Company's ability to efficiently process this higher volume in its branches reflects the Company's automation and internal reorganization efforts over the past three years.

         The 10% increase in operating expenses for the three months ended September 30, 1995 compared to the same period in 1994 primarily resulted from an increase in commissions and employee benefits. The increase in commissions is the result of the Company's expansion into new markets primarily through establishing new agency relationships rather than branch offices. Employee benefits rose due to an increase in accrued bonuses.

         Operating expenses for the nine months ended September 30, 1995 decreased 1% compared to the same period in 1994 primarily due to a reduction in salaries, the provision for possible claims, and office occupancy and operations expenses, offset by an increase in commissions, employee benefits and payroll taxes, and professional fees. The provision for possible claims was lower in 1995 compared to 1994 due to improved claims experience. A scheduled regulatory audit and related costs contributed to the increase in professional fees. The remaining operating expense declines were primarily due to the decrease in premium volume and the Company's cost control efforts.

         The provision for current income taxes declined in 1995 primarily due to loss carrybacks related to the 1992 loss. These carrybacks could not be utilized until 1995 as a result of recent tax legislation. The decline in the provision for current income taxes was partially offset by an increase in the provision for deferred income taxes. Deferred income taxes increased primarily as a result of an increase in the statutory unearned premium reserve which is deductible from taxable income but not expensed under generally accepted accounting principles. The total provision for income taxes for the third quarters of 1995 and 1994 remained at approximately 29% of income before income taxes.

         Liquidity and Capital Resources:
         Net cash provided by operating activities for the nine months ended September 30, 1995, amounted to $1,952,575 compared to $3,581,197 for the same nine month period during 1994. This decrease is attributable to a number of factors, including a decrease in receivables and prepaid expenses that contributed to net cash in the first half of 1994 but not in 1995, a smaller increase in current federal taxes payable in 1995, and a lower provision for possible claims in 1995 (which is added back to net income to reconcile net income to net cash), partially offset by a larger decrease in accounts payable and accrued liabilities in 1994.

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

Dated:  November 14, 1995