Form 10-K405
period 1995-12-31
INVESTORS TITLE CO
filed 1996-03-29
CIK 720858

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1995

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                For the transition period from          to

                         Commission file number 0-11774

                             INVESTORS TITLE COMPANY
             (Exact name of registrant as specified in its charter)

          North Carolina                                  56-1110199
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

          121 North Columbia Street, Chapel Hill, North Carolina 27514
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (919) 968-2200

          Securities registered pursuant to section 12(g) of the Act:

 Common Stock, no par value                              None
      (Title of each class)           (Name of the exchange on which registered)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X

On February 15, 1996, the aggregate market value of the voting stock held by those other than executive officers and directors of the registrant was $22,904,960.

On February 15, 1996, the number of common shares outstanding was 2,784,683.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                           Form 10-K Reference
Portions of Annual Report to Shareholders                           Part I,  Items 1 and 2
for fiscal year ended December 31, 1995                             Part II, Items 5 - 8
                                                                    Part IV, Item 14
Portions of Proxy Statement (in connection with Annual Meeting      Part III, Items 10 - 13
   to be held on May 14, 1996)
Location of Exhibit Index: The Index to Exhibits is contained in Part IV herein on page 14.

                                             PART I

ITEM 1.           BUSINESS

General

         Investors Title Company ("the Company") is a holding company which was incorporated in the State of North Carolina on February 13, 1973. The Company became operational June 24, 1976 when it acquired as a wholly-owned subsidiary Investors Title Insurance Company, a North Carolina corporation ("ITIC"), under a plan of exchange of shares of common stock. On September 30, 1983, the Company acquired as a wholly-owned subsidiary Investors Title Insurance Company of South Carolina, a South Carolina corporation, under a plan of exchange of shares of common stock. On June 12, 1985, its name was changed from Investors Title Insurance Company of South Carolina to Northeast Investors Title Insurance Company ("NE-ITIC"). The Company's executive offices are at 121 North Columbia Street, Chapel Hill, North Carolina 27514.
The Company's telephone number is (919) 968-2200.

         Through its two wholly-owned title insurance subsidiaries, ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer and as a reinsurer for other title insurance companies.

         ITIC was incorporated in the State of North Carolina on January 28, 1972, and became licensed to write title insurance in the State of North Carolina on February 1, 1972. Since that date it has primarily written land title insurance as a primary insurer and as a reinsurer in the States of North Carolina and South Carolina. In addition, the Company currently writes title insurance through issuing agents or branch offices in the States of Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Nebraska, Pennsylvania, Tennessee and Virginia. Agents issue policies for ITIC and may also perform other services such as acting as escrow agents.

         ITIC is also licensed to write title insurance in the States of Alabama, Arkansas, Colorado, Connecticut, Delaware, District of Columbia, Kansas, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, North Dakota, Oklahoma, and Texas.

         NE-ITIC was incorporated in the State of South Carolina on February 23, 1973, and became licensed to write title insurance in that State on November 1, 1973. It currently writes title insurance as a primary insurer and as a reinsurer in the State of New York.

         Title insurance guarantees owners, mortgagees, and others with a lawful interest in real property against loss by reason of encumbrances and defective title to such property. The commitments and policies issued are the standard American Land Title Association approved forms. Title insurance policies do not insure against future risks. Most other types of insurance protect against losses and events in the future.

         In the State of North Carolina, title insurance commitments and policies are issued by the home office and branch offices. ITIC has 28 offices. In 1995, an office was opened in Virginia, and in 1996, an office was opened in Michigan.

         In the ordinary course of business, ITIC and NE-ITIC reinsure certain risks with other title insurers for the purpose of limiting their exposure and also assume reinsurance for certain risks of other title insurers for which they receive additional income. Reinsurance activities account for less than 1% of total premium volume.

         ITIC currently assumes primary risks up to $500,000, reinsures the next $250,000 of risk with NE-ITIC, and all risks above $750,000 are then reinsured with a non-related reinsurer in the industry.

         NE-ITIC currently assumes primary risks up to $250,000, reinsures the next $500,000 of risk with ITIC, and reinsures all amounts above $750,000 with a non-related reinsurer in the industry.

         Each insurance subsidiaries' risk retention limits are self-imposed and more conservative than state insurance regulations require.

         In 1984, ITIC became the leading title insurer of North Carolina property and has held this position in the marketplace since that time. ITIC's financial stability was recognized by a Fannie Mae and Freddie Mac approved actuarial firm with a rating of "A Prime - unsurpassed financial stability".

         NE-ITIC's financial stability was recognized by a Fannie Mae and Freddie Mac approved actuarial firm with a rating of "A - exceptional financial stability".

         In 1988, the Company established Investors Title Exchange Corporation, a wholly-owned subsidiary ("ITEC"), to provide services in connection with tax-free exchanges of like-kind property. ITEC acts as an intermediary in tax-free exchanges of property held for productive use in a trade or business or for investments, and its income is derived from fees for handling exchange transactions.

         South Carolina Document Preparation Company, a wholly-owned subsidiary ("SCDP"), purchased the net assets of a former agency to provide services and assistance to licensed members of the South Carolina Bar in the closing of real estate transactions. The Company was unprofitable and ceased operations in 1995.

Operations of Subsidiaries

         ITIC offers primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance premiums written are for a one-time initial payment, with no recurring premiums. Schedule A summarizes the insurance premiums written during the years 1993 through 1995 by this subsidiary.

         NE-ITIC offers primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance premiums written are for a one-time initial payment with no recurring premiums. Schedule A summarizes the insurance premiums written during the years 1993 through 1995 by this subsidiary.

         ITEC offers services in connection with tax-free exchanges. Schedule A summarizes the fees earned during the years 1993 through 1995.

         SCDP had revenues of $40,926 and $97,924 in 1995 and 1994, respectively.

         Premiums Written geographically are incorporated by reference to the Management's Discussion and Analysis of Results of Operations and Financial Condition in the 1995 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

         Operating profits are incorporated by reference to the Financial Highlights in the 1995 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

Seasonality

         Title insurance premiums are closely related to the level of real estate activity and the average price of real estate sales. The availability of funds to finance purchases directly affects real estate sales. Other factors include consumer confidence, economic conditions, demand, mortgage interest rates and family income levels. Generally the first quarter has the least real estate activity, while the remaining quarters are more active.

                                   SCHEDULE A
                        INVESTORS TITLE INSURANCE COMPANY
                                PREMIUMS WRITTEN
                         For The Years Ended December 31

     1995                               1994                       1993

 $15,547,967                        $15,151,448                $13,870,465







                   NORTHEAST INVESTORS TITLE INSURANCE COMPANY
                                PREMIUMS WRITTEN
                         For The Years Ended December 31

     1995                               1994                      1993

  $384,856                            $496,301                  $476,858







                      INVESTORS TITLE EXCHANGE CORPORATION
                                   FEES EARNED
                         For The Years Ended December 31

     1995                               1994                       1993

  $241,281                            $153,144                    $46,116

Marketing

         ITIC's current and future marketing plan is to provide fast and efficient service in the delivery of title insurance coverage through a home office, branch offices, and issuing agents. In North Carolina, ITIC operates through a home office and 23 branch offices. In the States of Georgia and South Carolina, ITIC operates through a branch office in each state and issuing agents located conveniently to customers throughout the State. ITIC also operates through issuing agents located in Florida, Illinois, Indiana, Kentucky, Maryland, Nebraska, Pennsylvania, Tennessee and Virginia. ITIC intends to establish branch and/or agency offices in the other states in which it is licensed. The Company intends to open four more offices in 1996 at a cost that is not considered significant. A time frame has not been determined for any additional expansion.

         NE-ITIC currently operates through two agency offices in the State of New York.

         The title insurance industry is highly competitive. Key elements which affect competition are price, expertise, service, financial strength and size of the insurer.

         ITIC and NE-ITIC strive to provide superior service to their customers and consider this an important factor in attracting and retaining customers. Branch and corporate personnel strive to develop new business relationships to increase market share. The Company's marketing efforts are also enhanced through advertising.

Customers

         The Company is not dependent upon any single customer, the loss of which could have a material effect on the Company.

Reserves

         The reserve for possible claims for financial reporting purposes is established based on criteria discussed in Notes 1 and 5 of the 1995 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

Regulations

         The Company's two insurance subsidiaries are subject to examination at any time by the licensing states. Title insurance companies are extensively regulated under applicable state laws. The regulatory authorities possess broad powers with respect to the licensing of title insurers and agents, rates, investments, policy forms, financial reporting, reserve requirements, dividend restrictions as well as examinations and audits of title insurers.

         ITIC is domiciled in North Carolina and subject to North Carolina state insurance regulations. Examinations are scheduled every three years by the North Carolina Department of Insurance. ITIC was last examined by the North Carolina Department of Insurance commencing on May 15, 1995 for the period January 1, 1992 through December 31, 1994 with no material deficiencies noted.

         NE-ITIC is domiciled in South Carolina and subject to South Carolina state insurance regulations. NE-ITIC was last examined by the South Carolina Department of Insurance on November 14, 1994 for the period December 31, 1991 through December 31, 1993 with no material deficiencies noted. Examinations are scheduled periodically by the South Carolina Department of Insurance.

         In accordance with the insurance laws and regulations applicable to title insurance in the State of North Carolina, ITIC has established and maintains a statutory premium reserve for the protection of policyholders. ITIC reserves an amount equal to 10% of current year premiums written. This amount is then reduced annually by 5% and the net amount is accumulated in a statutory premium reserve.

         NE-ITIC has established and maintains a statutory premium reserve as required by the insurance laws and regulations of the State of New York. A $1.50 for each risk assumed under a policy or commitment plus one-eightieth of one percent of the face amount of each commitment or policy, reduced by that portion of the reserve established 15 years earlier are accumulated in a statutory premium reserve for years up to 1985. In subsequent years the addition to the reserve is calculated in the same manner but is reduced annually by 5%.

         These statutory premium reserve additions are not charged to operations for financial reporting purposes and changes in the statutory premium reserve have no effect on net income of the companies for financial reporting purposes.

         The Company is an insurance holding company, and is also subject to regulation in the states in which its insurance subsidiaries do business. These regulations, among other things, require insurance holding companies to register and file certain reports and require prior regulatory approval of intercorporate transfers including, in some instances, the payment of shareholders' dividends by the insurance subsidiary. All states set requirements for admission to do business, including minimum levels of capital and surplus. State insurance departments have broad administrative powers and monitor the stability and service of insurance companies.

         In addition to the financial statements which are required to be filed as part of this report and are prepared on the basis of generally accepted accounting principles, the Company's insurance subsidiaries also prepare financial statements in accordance with statutory accounting principles prescribed or permitted by state regulations. Based upon the latter principles, as of December 31, 1995, ITIC reported $10,982,003 of capital and surplus, and net income of $2,993,380; and NE-ITIC reported $1,796,519 of capital and surplus, and net income of $155,396.

         ITIC and NE-ITIC both meet the minimum capital and surplus requirements of the states in which they are licensed.

Competition

         ITIC currently operates primarily in the State of North Carolina. There are 18 title insurance companies operating in the State of North Carolina. In 1995 Investors Title had approximately 26% of the title insurance market in the State, and ranked first in the amount of premiums written among companies doing business in the State.

         ITIC's major competitors in North Carolina are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title Insurance Company of Pennsylvania, First American Title Insurance Company, Lawyers Title Insurance Corporation, Old Republic National Title Insurance Company and Stewart Title Guaranty Company. ITIC and NE-ITIC have a number of competitors in each State in which they operate. Competition occurs primarily through quality and convenience of service and expertise.

Investments

         The Company and its subsidiaries derive a substantial portion of their income from investment in bonds (municipal and corporate), certificates of deposit, and equity securities. The investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose certain restrictions upon the types and amounts of investments that can be made by the Company's insurance subsidiaries.

         The Company, ITIC, NE-ITIC, ITEC and SCDP had investment income as set out in the following table for the years 1991 through 1995:

                           FOR THE YEARS ENDED DECEMBER 31

              1995         1994         1993         1992         1991
Company   $   16,238   $   12,225   $    2,433   $   11,755   $   12,485

ITIC       1,007,255      926,976      842,367      733,676      748,504

NE-ITIC      111,939      103,600      100,576       99,691      101,220

ITEC         104,676       65,246       21,563        7,861       11,478

SCDP           1,747            0            0            0            0

TOTAL     $1,241,855   $1,108,047   $  966,939   $  852,983   $  873,687


         See Note 3 in the 1995 Annual Report to Shareholders incorporated herein by reference for the major categories of investments, earnings by investment categories, contractual maturities, amortized cost, and market values of investment securities.

Employees

         The Company, ITEC and NE-ITIC have no paid employees. Officers of the Company are full-time paid employees of ITIC, which had 113 full-time employees and 15 part-time employees as of December 31, 1995.

Trademark

         The Company's subsidiary, ITIC, registered its logo with the U.S. Patent- Trademark Office in February, 1987. The loss of said registration, in the Company's opinion, would not materially affect its business.

ITEM 2.  PROPERTIES

         The Company owns property located at 135-137 East Rosemary Street, Chapel Hill, North Carolina. This property currently serves as a parking facility for employees and guests of the Company.

         The Company owns the office building and property located on the corner of North Columbia and West Rosemary Streets in Chapel Hill, North Carolina which serves as the Company's interim corporate headquarters. The building contains approximately 23,000 square feet. The Company's principal subsidiary, ITIC, leases office space in 26 locations throughout North Carolina, South

Carolina, Georgia and Virginia.

         See Note 9 in the 1995 Annual Report to Shareholders incorporated herein by reference for the amounts of future minimum lease payments. Each of the office facilities occupied by the Company and its subsidiaries are in good condition and adequate for present operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are involved in litigation on a number of claims which arise in the normal course of business, none of which, in the opinion of management are expected to have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

Identification of Executive Officers

         The following table sets forth the executive officers of the Company as of December 31, 1995. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the board or until his respective successor has been elected.


                                    Position with               Officer          Term to
Name                       Age      Registrant                  Since            Expire

J. Allen Fine              61       President                   1973             1996
                                    and
                                    Director

Elizabeth P. Bryan         35       Vice President              1987             1996


James A. Fine, Jr.         33       Vice President              1987             1996


W. Morris Fine             29       Vice President and          1992             1996
                                    Treasurer






                                    Position With              Officer       Term to
Name                       Age      Registrant                 Since         Expire

L. Dawn Martin             29       Vice President             1993             1996
                                    and Assistant Secretary

Carl E. Wallace, Jr.       51       Vice President             1977             1996
                                    and Secretary


Family Relationships

         J. Allen Fine, President and Chairman of the Board of Directors, is the father of James A. Fine, Jr., Vice President of the Company, and W. Morris
Fine, also a Vice President and Treasurer of the Company.

Business Experience

         The business experience of the Directors of the Company is contained in the Company's definitive Proxy Statement and is hereby incorporated by reference. Said Statement relates to the Annual Meeting of Shareholders to be held on May 14, 1996.

         The business experience of the Officers of the Company is set forth below:

J. Allen Fine was the principal organizer of ITIC and has served as Chairman and President of the Company, ITIC and NE-ITIC since their incorporation. Mr.
Fine also serves as Chairman of the Board of ITEC and SCDP. He is the father of James A. Fine, Jr., Vice President of the Company, and W. Morris Fine, also a Vice President and Treasurer of the Company.

Elizabeth P. Bryan joined the Company in 1985 as Controller of the Company, ITIC and NE-ITIC. In 1987 she was named Vice President of the Company, Vice President
- Accounting of ITIC and Vice President of NE-ITIC. In 1988, Ms. Bryan was named Vice President, Treasurer and Director of ITEC. In 1995, she was named Assistant Secretary of NE-ITIC.

James A. Fine, Jr. joined the Company in 1986 as Investment Manager of ITIC and NE-ITIC. In 1987 he was named Vice President of the Company, Vice President - Finance of ITIC and Vice President of NE-ITIC. In 1988, he was named President and Director of ITEC. In 1990, he was appointed Director of ITIC. In 1994, Mr. Fine was named Vice President and Director of SCDP. In 1995, Mr. Fine was named Assistant Secretary of NE-ITIC. James A. Fine, Jr. is the son of J. Allen Fine, President and Chairman of the Board of the

Company, and brother of W. Morris Fine, Vice President and Treasurer of the Company.

W. Morris Fine joined the Company in July, 1992, and was subsequently named Vice President of the Company, Vice President - Marketing of ITIC, and Vice President of ITEC. In 1993, Mr. Fine was named Treasurer of the Company and ITIC; Vice President and Director of NE-ITIC; and Director of ITIC and ITEC. In 1994, Mr. Fine was named Treasurer and Director of SCDP. In 1995, he was named Treasurer of NE-ITIC. Mr. Fine graduated from the University of North Carolina at Chapel Hill in 1988 and, upon graduation, was employed by Ernst & Young as a Senior Auditor prior to joining Investors Title. W. Morris Fine is the son of J. Allen Fine, President and Chairman of the Board of the Company, and brother of James
A. Fine, Jr., Vice President of the Company.

L. Dawn Martin joined the Company in February, 1991, and was subsequently named Vice President, Assistant Secretary and Director of ITEC. In 1993, she was named Vice President for the Company and Vice President - Human Resources of ITIC. In 1994, Ms. Martin was named Assistant Secretary for both the Company and ITIC and Secretary of ITEC and SCDP. In 1995, she was appointed as Director of ITIC and SCDP, and named Assistant Secretary of NE-ITIC. Ms. Martin was previously employed by Elite Personnel, Inc., as a Personnel Coordinator and by Judith Fox Temporaries, Inc., as a Senior Personnel Coordinator.

Carl E. Wallace, Jr. is Vice President and Secretary of the Company. Since 1974, he has also held the positions of Vice President and Secretary of NE-ITIC, as well as Vice President - Business Development, Secretary and Title Attorney for ITIC. In 1990, he was appointed Director of ITIC. In 1994, Mr. Wallace was named Vice President and Director of SCDP.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

           The high and low sales prices for the common stock on NASDAQ and the dividends paid per common share for each quarter in the last two fiscal years are indicated under "Operations Summaries" in the 1995 Annual Report to Shareholders incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data for the five years ended December 31, 1995, is in the 1995 Annual Report to Shareholders and is incorporated herein by reference. The information should be read in conjunction with the Financial Statements and Notes and the Management's Discussion and Analysis of Results of Operations and Financial Condition which are in the 1995 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

         Management's Discussion and Analysis of Results of Operations and Financial Condition in the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data in the 1995 Annual Report to Shareholders are incorporated herein by reference.

         The financial statement schedules meeting the requirements of Regulation S-X are shown as Schedules I, II, III, IV and V included on pages 19 through 26.

         The supplementary data (Summary of Selected Quarterly Operating Results) in the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

            There were no changes in, nor disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

Identification of Directors

          Information pertaining to Directors of the Company under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1996 is incorporated herein by reference. Other information with respect to executive officers is contained in Part I - Item 4(a) under the caption "Executive Officers of the Company".

ITEM 11.  EXECUTIVE COMPENSATION

          Information pertaining to executive compensation under the heading "Executive Compensation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1996 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

          Information pertaining to securities ownership of certain beneficial owners and management under the heading "Ownership of Stock by Executive Officers and Certain Beneficial Owners" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1996 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information pertaining to certain relationships and related transactions under the heading "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1996 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:
1. Financial Statements

          The following financial statements in the 1995 Annual Report to Shareholders are hereby incorporated by reference in Item 8:

          Independent Auditor's Report
          Consolidated Balance Sheets as of December 31, 1995 & 1994 Consolidated Statements of Income for the Years Ended December 31,
                  1995, 1994 & 1993
          Consolidated Statements of Stockholders' Equity for the Years Ended
                  December 31, 1995, 1994, & 1993
          Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1995, 1994 & 1993
          Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following is a list of financial statement schedules and the auditors' report on such schedules filed as part of this report on Form 10-K:

Investors Title Company and Subsidiaries:
Independent Auditors' Report on Financial Statement Schedules

Schedule Number                  Description

I                        Summary of Investments- Other Than Investments
                                 in Related Parties
II                       Condensed Financial Information of Registrant
III                      Supplementary Insurance Information
IV                       Reinsurance
V                        Valuation and Qualifying Accounts

All other schedules are omitted, as the required information is not applicable or required, or the information is presented in the consolidated financial statements or the notes thereto.

3. Exhibits

                                                                       Page Number or
Exhibit                                                                Incorporation by
Number                        Description                              Reference to

(3)(i)                        Articles of Incorporation                Exhibit 1 to Form 10,
                                                                       dated June 12, 1984

(3)(ii)                       By-Laws                                  Exhibit 2 to Form 10,
                                                                       dated June 12, 1984

Management contract of compensatory plan or arrangement
(Exhibits (10)(i) - (10)(vii))

(10)(i)                       1988 Incentive Stock Option Plan         Exhibit 10 to Form
                                                                       10-K, page 31, dated
                                                                       December 31, 1989

(10)(ii)                      1993 Incentive Stock Option Plan         Exhibit 10 to Form 10-
                                                                       K, page 32, dated
                                                                       December 31, 1993




(10)(iii)                     1993 Incentive Stock Option Plan-        Exhibit 10 to Form 10-
                              W. Morris Fine                           K, page 33, dated
                                                                       December 31, 1993

(10)(iv)                      Employment Agreement dated               Exhibit 10 to Form
                              February 9, 1984 with                    10-K, page 14, dated
                              J. Allen Fine, President                 December 31, 1985

(10)(v)                       Form of Incentive Stock Option           Exhibit 10(v) to Form
                              Agreement under 1993 Incentive           10-K, page 29, dated
                              Stock Option Plans                       December 31, 1994

(10)(vi)                      Form of Amendment dated                  Exhibit 10(vi) to Form
                              November 8, 1994 to Stock Option         10-Q, page 11, dated
                              Agreement dated as of November 13,       March 31, 1995
                              1989

(10)(vii)                     Form of Stock Option Agreement           Exhibit 10(vii) to Form
                              dated November 13, 1989                  10-Q, page 13, dated
                                                                       March 31, 1995


(13)                          Portions of 1995 Annual                  Included herewith.
                              Report to Shareholders
                              incorporated by reference
                              in this report as set forth
                              in Part II hereof.

(21)                          Subsidiaries of Registrant               Exhibit 21 to Form 10-
                                                                       K, page 55, dated
                                                                       December 31, 1994

(27)                          Financial Data Schedule                  Included herewith.

(B) Reports on Form 8-K

         No reports were filed on Form 8-K for the fourth quarter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INVESTORS TITLE COMPANY



                                    By:/s/J. Allen Fine
                                            J. Allen Fine
                                            President, Chairman
                                    Date    March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and
in the capacities on the 29th day of March, 1996   .

/s/J. Allen Fine                                  /s/H. Joe King, Jr.
J. Allen Fine, President, Chairman                H. Joe King, Jr., Director



/s/Elizabeth P. Bryan                             /s/Richard W. McEnally
Elizabeth P. Bryan, Vice President                Richard W. McEnally, Director
(Principal Accounting Officer)


/s/William Morris Fine                            /s/James R. Morton
William Morris Fine, Vice President               James R. Morton, Director
and Treasurer (Principal Financial Officer)


/s/Lillard H. Mount                               /s/A. Scott Parker, Jr.
Lillard H. Mount, Director and                    A. Scott Parker, Jr., Director
General Counsel


/s/David L. Francis                               /s/W. W. Whittington
David L. Francis, Director                        W. W. Whittington, Director



/s/William J. Kennedy III
William J. Kennedy III, Director

INDEPENDENT AUDITORS' REPORT


Investors Title Company:

We have audited the consolidated financial statements of Investors Title Company (the "Company") and its subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 31, 1996. Such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Raleigh, North Carolina
January 31, 1996

                                                                      SCHEDULE I

                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                             As of December 31, 1995



---------------------------------------------------------------------------------------------------------
                                                                                             Amount at
                                                                                            which shown
                                                                                               in the
Type of Investment                                          Cost(1)        Market Value     Balance Sheet
----------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Bonds:
    States, municipalities and political
      subdivisions                                       $12,873,492       $13,452,861      $13,227,875
     Foreign governments                                     145,109           131,637          131,638
     Public utilities                                        397,765           419,100          419,100
    Convertibles and bonds with warrants
      attached                                                10,000            10,400           10,400
     All other corporate bonds                             1,223,682         1,270,000        1,270,000
  Certificates of deposit                                    399,203           399,203          399,203
                                                    -----------------   ---------------   --------------
      Total fixed maturities                              15,049,251        15,683,201       15,458,216
                                                    -----------------   ---------------   --------------

Equity Securities:
  Common Stocks:
      Public utilities                                       209,875           348,536          348,536
      Banks, trust and insurance companies                   167,681           420,538          420,538
      Industrial, miscellaneous and all other              1,889,664         2,475,399        2,475,399
  Nonredeemable preferred stocks                             914,393         1,039,950        1,039,950
                                                    -----------------   ---------------   --------------
      Total equity securities                              3,181,613         4,284,423        4,284,423
                                                    -----------------   ---------------   --------------

Real estate acquired in settlement of claims                 250,500                            250,500
Short-term investments                                     2,527,008                          2,527,008
                                                    -----------------                     --------------
      Total investments                                  $21,008,372                        $22,520,147
                                                    =================                     ==============

(1) Fixed maturities are shown at amortized cost and equity securities are shown at original cost.

                                                                     SCHEDULE II

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994



                                                               1995               1994
Assets
Cash and Cash Equivalents                                     $41,370            $78,918
                                                          ------------      -------------

Investments in Affiliated Companies at                     19,507,982         17,226,364
Equity*
                                                          ------------      -------------

Receivables:
  Income taxes receivable                                     564,387            253,165
  Other                                                       118,839            120,055
                                                          ------------      -------------
    Total receivables                                         683,226            373,220
                                                          ------------      -------------

Deferred Income Tax                                            18,572             12,401
                                                          ------------      -------------

Prepaid Expenses and Other Assets                             218,122            218,122
                                                          ------------      -------------

Property-At Cost:
  Land                                                        782,582            782,582
  Office buildings and improvements                         1,293,726          1,228,375
  Furniture, fixtures and equipment                            79,158             74,904
                                                          ------------      -------------
    Total                                                   2,155,466          2,085,861
  Less accumulated depreciation                               298,126            230,333
                                                          ------------      -------------
  Property, net                                             1,857,340          1,855,528
                                                          ------------      -------------

Total Assets                                              $22,326,612        $19,764,553
                                                          ============      =============

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable and accrued liabilities                   $140,507           $100,646
  Notes payable                                               362,000            862,000
                                                          ------------      -------------
    Total liabilities                                         502,507            962,646
                                                          ------------      -------------

Stockholders' Equity:
  Common stock-No par (shares authorized,
    6,000,000; 2,855,744 and 2,855,744
    shares issued and
    2,790,633 and 2,812,062 shares
    outstanding 1995 and
    1994, respectively)                                    1,650,350          1,650,350
  Retained earnings                                       20,173,755         17,151,557
                                                       --------------      -------------
    Total stockholders' equity                            21,824,105         18,801,907
                                                       --------------      -------------

Total Liabilities and Stockholders' Equity               $22,326,612        $19,764,553
                                                       ==============      ============

*Eliminated in consolidation.
See notes to condensed financial statements.

                                                                     SCHEDULE II


                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993




                                                      1995                1994              1993
Revenues:
   Investment income-interest and dividends          $19,430            $16,311           $10,529
   Rental income                                     304,931            321,057           315,438
Miscellaneous income                                                                       32,825
                                                -------------       ------------       -----------
        Total                                        324,361            337,368           358,792
                                                -------------       ------------       -----------
Operating
Expenses:
   Office occupancy and operations                   121,415            125,088           137,689
   Business development                                9,079              9,192             9,912
   Taxes-other than payroll and income                47,032             39,632            36,162
   Professional fees                                  18,251              8,864            10,200
   Interest expense                                   43,191             76,633           135,182
   Other expenses                                     92,769             33,324            42,848
                                                -------------       ------------       -----------
        Total                                        331,737            292,733           371,993
                                                -------------       ------------       -----------

Equity in Net Income of Affiliated Cos.*           3,138,446          3,103,224         2,227,215
                                                -------------       ------------       -----------


Income Before Income Taxes                         3,131,070          3,147,859         2,214,014
                                                -------------       ------------       -----------

Income Tax Expense (Benefit):
   Current                                         (113,417)          (108,656)         (214,055)
   Deferred                                          (6,171)            129,656           115,055
                                                -------------       ------------       -----------
        Total                                      (119,588)             21,000          (99,000)
                                                -------------       ------------       -----------

Net Income                                       $3,250,658          $3,126,859        $2,313,014

                                                =============       ============       ===========

Earnings per Common Share                             $1.16              $1.10             $ .81

                                               ==============       ============       ===========

* Eliminated in consolidation.
  See notes to condensed financial statements.

                                                                     SCHEDULE II


                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                        1995              1994             1993
                                                                                        ----              ----             ----
Operating Activities:
  Net income                                                                      $3,250,658        $3,126,859       $2,313,014
   Adjustments to reconcile net income to net cash provided
     by operating activities:
         Equity in net earnings of subsidiaries less dividends received of
           $856,828, $772,774 and $795,623 in 1995, 1994 and 1993,
           respectively                                                          (2,281,618)       (2,350,450)      (1,431,592)
         Depreciation                                                                 67,793            58,821           52,816
         Provision (benefit) for deferred income taxes                               (6,171)           129,656          114,534
         (Increase) decrease in receivables                                            1,216            68,987        (140,524)
         (Increase) decrease in income taxes receivable-current                    (311,222)            42,388          894,937
         (Increase) decrease in prepaid expenses                                                           860            (991)
         Increase (decrease) in accounts payable and accrued liabilities              39,861           (6,972)         (12,410)
                                                                                -------------    --------------     ------------
            Net cash provided by operating activities                                760,517         1,070,149        1,789,784
                                                                                -------------    --------------     ------------

Investing Activities:
   Purchases of furniture and equipment                                             (69,605)          (53,424)         (25,807)
                                                                                -------------    --------------     ------------
 Net cash used in investing activities                                              (69,605)          (53,424)         (25,807)
                                                                                -------------    --------------     ------------

Financing Activities:
   Payments on demand notes                                                        (500,000)       (1,000,000)      (1,500,000)
   Dividends paid                                                                  (228,460)         (228,460)        (157,093)
                                                                                -------------    --------------     ------------
Net cash used in financing activities                                              (728,460)       (1,228,460)      (1,657,093)
                                                                                -------------    --------------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                (37,548)         (211,735)          106,884
Cash and Cash Equivalents, Beginning of Year                                          78,918           290,653          183,769
                                                                                -------------    --------------     ------------
Cash and Cash Equivalents, End of Year                                               $41,370           $78,918         $290,653
                                                                                =============    ==============     ============

Supplemental Disclosures:
Cash Paid During the Year For:
   Interest                                                                          $35,046           $70,054         $122,252
                                                                                =============    ==============     ============
   Income Taxes                                                                     $390,000          $117,700          $70,700
                                                                                =============    ==============     ============


See notes to condensed financial statements.

                                                                     SCHEDULE II

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     NOTES TO CONDENSED FINANCIAL STATEMENTS




1. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Investors Title Company and Subsidiaries.

2. Cash dividends paid to Investors Title Company by its wholly owned subsidiary, Investors Title Insurance Company, were $836,828, $732,774, and $627,343 in 1995, 1994 and 1993, respectively. Cash dividends paid to Investors Title Company by its wholly owned subsidiary, Northeast Investors Title Insurance Company were $0, $0, and $153,280 in 1995, 1994 and 1993 respectively. Cash dividends paid to Investors Title Company by its wholly owned subsidiary, Investors Title Exchange Corporation were $20,000, $40,000, and $15,000 in 1995, 1994 and 1993, respectively.

3. Notes payable consists partly of one note payable ($500,000) which was paid off in March of 1995. The Company has another note payable to Investors Title Insurance Company in the amount of $362,000, payable on demand and bearing interest at prime (8.5% at December 31, 1995).

                                                                    SCHEDULE III

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
              For the Years Ended December 31, 1995, 1994 and 1993

-----------------------------------------------------------------------------------------------------------------------------------
                                  Future
                                  Policy                Other
                                Benefits,              Policy                            Benefits    Amortization
                    Deferred     Losses,               Claims                            Claims,     of Deferred
                     Policy       Claims                 and                 Net         Losses and      Policy     Other
                   Acquisition   and Loss   Unearned  Benefits    Premium   Investment   Settlement  Acquisition  Operating Premiums
     Segment          Cost       Expenses   Premiums   Payable    Revenue    Income      Expenses       Costs     Expenses   Written
------------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1995
Title                  ---      $3,836,065    ---      $38,601  $15,854,140  $1,241,855    $1,429,660     ---     $11,532,632    N/A

Year Ended
December 31, 1994
Title                  ---       3,635,850    ---       52,848   15,596,643   1,108,047     1,446,068     ---      11,062,998    N/A

Year Ended
December 31, 1993
Title                  ---       3,343,000    ---      124,676   14,300,622     966,939     2,264,411     ---      10,147,835    N/A

                                                                     SCHEDULE IV

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                                   REINSURANCE
              For the Years Ended December 31, 1995, 1994, and 1993

---------------------------------------------------------------------------------------------------------------------------
                                                     Ceded to        Assumed from                        Percentage of
                                       Gross          Other              Other              Net              Amount
                                      Amount        Companies          Companies          Amount         Assumed to Net
---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 1995
Title Insurance Premiums             $15,903,006          $78,683             $29,817     $15,854,140                 0.2%

YEAR ENDED
DECEMBER 31, 1994
Title Insurance Premiums              15,579,517           51,106              68,232      15,596,643                 0.4%

YEAR ENDED
DECEMBER 31, 1993
Title Insurance Premiums              14,282,987           46,701              64,336      14,300,622                 0.4%

                                                                      SCHEDULE V

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1995, 1994, AND 1993


------------------------------------------------------------------------------------------------------------------------------
                            Balance at      Additions Charged         Additions Charged
                             Beginning         Charged to                  to Other            Deductions-      Balance at
Description                  of Period     Costs and Expenses        Accounts - Describe        describe      End of Period
------------------------------------------------------------------------------------------------------------------------------
1995
Premiums Receivable
Valuation Provision            $120,000                        $0                         $0              $0         $120,000

1994
Premiums Receivable
Valuation Provision             120,000                         0                          0               0          120,000

1993
Premiums Receivable
Valuation Provision             100,000                    20,000                          0               0          120,000
