Form 10-Q
period 1996-03-31
INVESTORS TITLE CO
filed 1996-05-13
CIK 720858

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q



[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:                March 31, 1996


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
(State of Incorporation)                         (I.R.S. Employer I.D. No.)



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
Yes    X             No



Shares outstanding of each of the issuer's classes of common stock as of March 31, 1996:

Common Stock, no par value                                    2,778,944
         Class                                           Shares Outstanding

               INVESTORS TITLE COMPANY AND SUBSIDIARIES


                                Index


PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

           Consolidated Balance Sheets as of March 31, 1996
             and December 31, 1995 . . . . . . . . . . . . . . . . 3

           Consolidated Statements of Income:
              Three Months Ended March 31, 1996 and 1995 . . . . . 4

           Consolidated Statements of Cash Flows:
              Three Months Ended March 31, 1996 and 1995 . . . . . 5

           Notes to Condensed Consolidated Financial Statements. . 6


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . 7


PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . 8

        Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . 8


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Investors Title Company and Subsidiaries
                       Consolidated Balance Sheets
               As of March 31, 1996 and December 31, 1995
                             (Unaudited)


                                                 3/31/96            12/31/95

Assets
Cash and Cash Equivalents                   $    3,111,968      $    2,527,008

Investments:
  Held-to-maturity:
    Certificates of deposit                        204,334             399,203
    Bonds - at amortized cost                    4,693,779           4,748,276
  Available-for-sale - at market:
    Bonds and redeemable preferred stocks       11,122,024          10,310,737
    Common and nonredeemable preferred
      stocks                                     3,923,286           4,284,423
     Total investments                          19,943,423          19,742,639

Receivables:
  Premiums, net                                  1,843,113           1,703,395
  Accrued interest and dividends                   274,162             299,159
  Recoveries of claims previously paid             420,744             426,056
  Other                                             57,026              34,159
    Total receivables                            2,595,045           2,462,769

Prepaid Expenses and Other Assets                  405,381             378,191

Property Acquired in Settlement of Claims          165,500             250,500

Property-At Cost:
  Land                                             782,582             782,582
  Office buildings and improvements              1,293,726           1,293,726
  Furniture, fixtures and equipment              1,673,485           1,694,657
  Automobiles                                      173,630             151,374
    Total                                        3,923,423           3,922,339
  Less accumulated depreciation                  1,115,940           1,059,170
    Property, net                                2,807,483           2,863,169

Total Assets                                $   29,028,800      $   28,224,276

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable and accrued liabilities $      624,218      $      997,823
  Commissions and reinsurance payables             30,682              38,601
  Premium taxes payable                            60,148              35,840
  Income taxes payable:
    Current                                       285,326             119,500
    Deferred                                    1,048,918             986,633
      Total liabilities                         2,049,292           2,178,397

Reserve for Claims                              4,186,065           3,836,065

Stockholders' Equity:
  Common stock-No par value (shares
    authorized 6,000,000; 2,855,744 and
    2,855,744 shares issued and 2,778,944         910,970           1,038,414
    and 2,790,633 shares outstanding 1996
    and 1995, respectively)
  Retained earnings                            20,864,360          20,173,755
  Net unrealized gain on investments
    (net of deferred taxes:  1996:
    $524,675; 1995: $514,130)                   1,018,113             997,645
      Total stockholders' equity               22,793,443          22,209,814

Total Liabilities and Stockholders' Equity $   29,028,800      $   28,224,276



                Investors Title Company and Subsidiaries
                    Consolidated Statements of Income
                         March 31, 1996 and 1995
                             (Unaudited)


                                                          For The Three
                                                          Months Ended
                                                             March 31
                                                     1996              1995
Revenues:
    Underwriting income:
       Premiums written                        $    4,452,889        3,121,311
       Less-premiums for reinsurance ceded             18,090           17,286
           Net premiums written                     4,434,799        3,104,025
     Investment income-interest and dividends         294,791          266,947
     Rental income                                      8,897            4,323
     Gain (loss) on disposals of investments
       and property, net                              (26,289)          18,697
     Other                                             47,050           68,818
          Total                                     4,759,248        3,462,810

Operating Expenses:
      Salaries                                        861,886          854,365
      Commissions to agents                         1,086,952          666,644
      Provision for possible claims                   681,333          250,091
      Employee benefits and payroll taxes             282,250          277,906
      Office occupancy and operations                 428,973          421,985
      Business development                            129,165          113,357
      Taxes, other than payroll and income            111,552           93,716
      Professional fees                                32,251           56,251
      Interest expense                                      0           10,638
      Other                                            98,183           29,693
         Total                                      3,712,545        2,774,646

Income Before Income Taxes                          1,046,703          688,164

Provision For Income Taxes:
      Current                                         247,245          (32,480)
      Deferred                                         51,739          113,470
        Total                                         298,984           80,990


Net Income                                     $      747,719   $      607,174

Net Income Per Share*                          $         0.27   $         0.22

Dividends Paid                                 $       57,114   $       57,114

Dividends Per Share                            $         0.02   $         0.02


* Net income per share is computed based on the weighted average number of common shares outstanding (1996, 2,782,457 and 1995, 2,815,152 shares, respectively.) The effect of stock options is not material to the computation of earnings per share.



                Investors Title Company and Subsidiaries
                 Consolidated Statements of Cash Flows
      For the Three Months Ended March 31, 1996 and 1995 (Unaudited)

                                                  1996           1995
Operating Activities:
Net income                                      $747,719       $607,174
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
        Depreciation                              74,715         72,525
        Amortization, net of accretion             3,426         25,017
        Gain on disposals of property            (13,763)          (706)
        (Gain) loss on sales of investments       40,052        (17,991)
        Provision  for deferred income taxes      51,739        113,470
        Provision for possible claims            681,333        250,091
        Payments of claims, net of recoveries   (331,333)      (301,091)
        Increase in receivables                 (132,276)       (48,970)
        (Increase) decrease in prepaid
          expenses and other assets              (27,190)            83
        Decrease in assets acquired in
          settlement of claims                    85,000         20,000
        Decrease in accounts payable and
          accrued liabilities                   (373,605)      (241,071)
        Decrease in commissions and
          reinsurance payables                    (7,918)       (11,249)
        Increase in premium taxes payable         24,308         29,869
        Increase in income taxes
          payable - current                      165,826              0
    Net cash provided by operating activities    988,033        497,151

Investing Activities:
  Purchases of investments held-to-maturity     (153,886)      (501,672)
  Purchases of investments available-for-sale   (807,108)      (332,084)
  Proceeds from sales of investments
    held-to-maturity                             371,019        553,980
  Proceeds from sales of investments
    available-for-sale                           376,726        353,008
  Purchases of property                          (85,616)       (51,691)
  Proceeds from sales of property                 80,350            706
    Net cash provided by (used in) investing
      activities                                (218,515)        22,247

Financing Activities:
  Dividends paid                                 (57,114)       (57,114)
  Repurchases of common stock, net              (127,444)       (10,106)
  Repayment of notes payable                           0       (500,000)
     Net cash used in financing activities      (184,558)      (567,220)

Net Increase (Decrease) in Cash and Cash
  Equivalents                                    584,960        (47,822)
Cash and Cash Equivalents, Beginning of Year   2,527,008      2,590,071
Cash and Cash Equivalents, End of Period      $3,111,968     $2,542,249

Supplemental Disclosures of Cash Flow
  Information:
Cash Paid During the Year for:
    Interest                                          $0        $14,476

    Income Taxes                                $235,275         $5,632


                         INVESTORS TITLE COMPANY
                            AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                             March 31, 1996
                               (Unaudited)

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

   Reference should be made to the "Notes to Consolidated Financial Statements" of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 for a description of accounting policies.

Note 2 - Reinsurance

   The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Premiums assumed and ceded were $12,770 and $18,090, respectively for the three months ended March 31, 1996, and $9,171 and $17,286, respectively for the three months ended March 31, 1995.

Note 3 - Reserve for Possible Claims

   Transactions in the reserve for possible claims for the three months ended March 31, 1996 were as follows:

      Balance, beginning of year         $3,836,065
      Provision, charged to operations      681,333
      Recoveries                             28,354
      Payments of claims                   (359,687)
      Balance, March 31, 1996            $4,186,065

   In management's opinion, the reserve is adequate to cover claim losses which might result from pending and possible claims.

Note 4 - Leases

   Rent expense totaled $92,292 and $98,013, respectively for the three months ended March 31, 1996 and 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

      The 1995 Form 10-K and the 1995 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

      Results of Operations:
      For the quarter ended March 31, 1996, premiums written increased 43% to $4,452,889, investment income increased 10% to $294,791, revenues increased 37% to $4,759,248, net income increased 23% to $747,719 and net income per share increased 23% to $.27, all compared to the same quarter in 1995.

      Sales growth in the first quarter 1996 resulted from a combination of concentrated marketing efforts and continued strength in the real estate market. The number of policies and commitments issued in the first quarter 1996 was 32,215 versus 22,128 in the first quarter 1995. Additionally, the Company achieved significant gains in operating efficiency as a 34% increase in operating expenses supported the 43% increase in revenues. Direct business increased 34%, while agent business increased 61% in the first quarter 1996 compared to the first quarter 1995. The Company's ability to efficiently process this higher volume in its branches reflects the Company's automation and internal reorganization efforts over the past three years.

      The 34% increase in operating expenses for the three months ended March 31, 1996 compared to the same period in 1995 primarily resulted from an increase in commissions and the provision for claims. The increase in commissions is the result of the Company's expansion into new markets primarily through establishing new agency relationships rather than branch offices. The increase in the provision for claims unfavorably impacted net income but was necessary based on the increase in premiums written and management's assessment of the reserve for claims.

      The provision for current income taxes primarily increased in 1996 compared to 1995 due to a 1995 current income tax benefit resulting from loss carrybacks related to the 1992 loss, an increase in the reserve for claims in 1996 which is not currently tax deductible, and an increase in income in 1996. The increase in the provision for current income taxes was partially offset by a decline in the provision for deferred income taxes. Deferred income taxes decreased primarily as a result of the increase in the reserve for claims which is not deductible from taxable income.

      Liquidity and Capital Resources:
      Net cash provided by operating activities for the three months ended March 31, 1996, amounted to $988,033 compared to $497,151 for the same three month period during 1995. This increase is primarily attributable to the increases in net income, the provision for possible claims and current income taxes payable described above.

      Investments increased primarily from funds retained in the business and increases in the market value of securities available for sale.

      Accounts payable and accrued liabilities decreased due to payment of cash bonuses and contributions to employee retirement accounts.

      The Board of Directors has approved the repurchase by the Company of shares of the Company's common stock from time to time at prevailing market prices for the purpose of issuances of stock in connection with stock options and stock bonuses. During the first quarter of 1996, the Company repurchased 21,000 shares at an average purchase price of $10.61 per share.

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

Dated:  May 13, 1996