Form 10-Q
period 1996-06-30
INVESTORS TITLE CO
filed 1996-07-31
CIK 720858

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q



[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:                June 30, 1996

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
Yes    X             No



Shares outstanding of each of the issuer's classes of common stock as of June 30, 1996:

Common Stock, no par value                         2,768,070
         Class                                Shares Outstanding

             INVESTORS TITLE COMPANY AND SUBSIDIARIES


                              Index


PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

           Consolidated Balance Sheets as of June 30, 1996 and
              December 31, 1995. . . . . . . . . . . . . . . . . . .3

           Consolidated Statements of Income:
              Six Months and Three Months Ended June 30, 1996
              and 1995 . . . . . . . . . . . . . . . . . . . . . . .4

           Consolidated Statements of Cash Flows:
              Six Months Ended June 30, 1996 and 1995. . . . . . . .5

           Notes to Condensed Consolidated Financial Statements. . .6


        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . .7


PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .9

        Item 4.  Submission of Matters to a Vote of Security
                    Holders. . . . . . . . . . . . . . . . . . . . .9

        Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .9


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Investors Title Company and Subsidiaries
                   Consolidated Balance Sheets
             As of June 30, 1996 and December 31, 1995
                           (Unaudited)

                                              6/30/96            12/31/95

Assets
Cash and Cash Equivalents                 $    3,029,399      $    2,527,008

Investments:
  Held-to-maturity:
    Certificates of deposit                      214,334             399,203
    Bonds - at amortized cost                  5,305,461           4,748,276
  Available-for-sale - at market:
    Bonds and redeemable preferred stocks     10,247,774          10,310,737
    Common and nonredeemable preferred
      stocks                                   4,908,399           4,284,423
     Total investments                        20,675,968          19,742,639

Receivables:
  Premiums, net                                2,325,337           1,703,395
  Accrued interest and dividends                 298,747             299,159
  Recoveries of claims previously paid           410,164             426,056
  Other                                           35,369              34,159
    Total receivables                          3,069,617           2,462,769

Prepaid Expenses and Other Assets                394,608             378,191

Property Acquired in Settlement of Claims        165,500             250,500

Property-At Cost:
  Land                                           782,582             782,582
  Office buildings and improvements            1,293,726           1,293,726
  Furniture, fixtures and equipment            1,754,214           1,694,657
  Automobiles                                    169,423             151,374
    Total                                      3,999,945           3,922,339
  Less accumulated depreciation                1,193,973           1,059,170
    Property, net                              2,805,972           2,863,169

Total Assets                              $   30,141,064      $   28,224,276

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable and accrued
    liabilities                           $      800,181      $     997,823
  Commissions and reinsurance payables            36,063             38,601
  Premium taxes payable                           13,001             35,840
  Income taxes payable:
    Current                                      187,514            119,500
    Deferred                                     981,778            986,633
      Total liabilities                        2,018,537          2,178,397

Reserve for Claims                             4,486,065          3,836,065

Stockholders' Equity:
  Common stock-No par value (shares
     authorized 6,000,000; 2,855,744
     and 2,855,744 shares issued and
     2,768,070 and 2,790,633 shares
     outstanding 1996 and 1995, respectively)    783,200         1,038,414
  Retained earnings                           21,771,748        20,173,755
  Net unrealized gain on investments
    (net of deferred taxes:  1996:
    $539,305; 1995: $514,130)                  1,081,514           997,645
      Total stockholders' equity              23,636,462        22,209,814

Total Liabilities and Stockholders'
  Equity                                 $    30,141,064   $    28,224,276


             Investors Title Company and Subsidiaries
                Consolidated Statements of Income
                     June 30, 1996 and 1995
                           (Unaudited)

                                                       For The Three                       For The Six
                                                       Months Ended                       Months Ended
                                                         June 30                            June 30
                                                   1996             1995                1996              1995
Revenues:
    Underwriting income:
       Premiums written                     $    5,505,691    $    3,773,439     $    9,958,580     $    6,894,750
       Less-premiums for reinsurance ceded          24,199            12,167             42,289             29,453
           Net premiums written                  5,481,492         3,761,272          9,916,291          6,865,297
     Investment income-interest and dividends      314,286           268,484            609,077            535,431
     Rental income                                  10,228             5,441             19,125              9,764
     Gain on disposals of investments and
       property, net                                46,803            27,841             20,514             46,538
     Other                                          63,821           100,910            110,871            169,728
          Total                                  5,916,630         4,163,948         10,675,878          7,626,758

Operating Expenses:
      Salaries                                     919,272           860,889          1,781,158          1,715,254
      Commissions to agents                      1,362,102           865,818          2,449,054          1,532,462
      Provision for claims                         830,812           336,482          1,512,145            586,573
      Employee benefits and payroll taxes          448,131           272,413            730,381            550,319
      Office occupancy and operations              558,384           446,411            987,357            868,396
      Business development                         167,026           132,302            296,191            245,659
      Taxes, other than payroll and income         147,528            97,595            259,080            191,311
      Professional fees                             38,920            80,737             71,171            136,988
      Interest expense                                   0                 0                  0             10,638
      Other                                         93,066            32,989            191,249             62,682
         Total                                   4,565,241         3,125,636          8,277,786          5,900,282

Income Before Income Taxes                       1,351,389         1,038,312          2,398,092          1,726,476

Provision For Income Taxes:
      Current                                      454,377           275,350            701,622            242,870
      Deferred                                     (81,770)            6,556            (30,031)           120,026
        Total                                      372,607           281,906            671,591            362,896


Net Income                                  $      978,782     $     756,406     $    1,726,501     $    1,363,580

Net Income Per Share*                       $         0.35     $        0.27     $         0.62     $         0.49

Dividends Paid                              $       71,394     $      57,116     $      128,508     $      114,230

Dividends Per Share                         $        0.025     $        0.02     $        0.045     $         0.04









*    Net income per share is computed based on the weighted average number of common shares outstanding (1996,
2,778,105 and 1995, 2,810,222 shares, respectively.)  The effect of stock options is not material to the computation of earnings per share.


             Investors Title Company and Subsidiaries
               Consolidated Statements of Cash Flows
    For the Six Months Ended June 30, 1996 and 1995 (Unaudited)

                                                  1996            1995
Operating Activities:
Net income                                     $1,726,501      $1,363,580
  Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation                              158,208         151,081
        Amortization, net of accretion              6,942          34,001
        (Gain) loss on disposals of property      (11,910)          1,019
        Gain on sales of investments               (8,604)        (47,556)
        Provision (benefit) for deferred
          income taxes                            (30,031)        120,026
        Provision for possible claims           1,512,145         586,573
        Payments of claims, net of recoveries    (862,145)       (527,573)
        Increase in receivables                  (606,848)       (149,044)
        Increase in prepaid expenses and other
          assets                                  (16,417)       (287,947)
        (Increase) decrease in assets acquired
          in settlement of claims                  85,000        (109,900)
        Decrease in accounts payable and accrued
          liabilities                            (197,642)       (341,726)
        Decrease in commissions and reinsurance
          payables                                 (2,538)        (11,246)
        Decrease in premium taxes payable         (22,839)        (67,121)
        Increase in income taxes payable
          - current                                68,014         143,479
    Net cash provided by operating activities   1,797,836         857,646

Investing Activities:
  Purchases of investments held-to-maturity      (897,846)       (995,620)
  Purchases of investments available-for-sale  (1,010,755)       (462,212)
  Proceeds from sales of investments
    held-to-maturity                              491,019       1,142,979
  Proceeds from sales of investments
    available-for-sale                            594,960         368,887
  Purchases of property                          (171,080)       (135,985)
  Proceeds from sales of property                  81,979           1,932
    Net cash used in investing activities        (911,723)        (80,019)

Financing Activities:
  Dividends paid                                 (128,508)       (114,230)
  Repurchases of common stock, net               (255,214)        (10,766)
  Repayment of notes payable                            0        (500,000)
     Net cash used in financing activities       (383,722)       (624,996)

Net Increase in Cash and Cash Equivalents         502,391         152,631
Cash and Cash Equivalents, Beginning of Year    2,527,008       2,590,071
Cash and Cash Equivalents, End of Period       $3,029,399      $2,742,702

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
    Interest                                           $0         $14,476

    Income Taxes                                 $784,006        $104,612


                     INVESTORS TITLE COMPANY
                         AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
                          June 30, 1996
                           (Unaudited)

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

Note 2 - Reinsurance

   The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Premiums assumed and ceded were $22,306 and $42,289, respectively for the six months ended June 30, 1996, and $19,295 and $29,453, respectively for the six months ended June 30, 1995.

Note 3 - Reserve for Claims

   Transactions in the reserve for claims for the six months ended June 30, 1996 were as follows:

      Balance, beginning of year         $3,836,065
      Provision, charged to operations    1,512,145
      Recoveries                             68,805
      Payments of claims                   (930,950)
      Balance, June 30, 1996             $4,486,065

   In management's opinion, the reserve is adequate to cover claim losses which might result from pending and possible claims.

Note 4 - Leases

   Rent expense totaled $189,057 and $206,407, respectively for the six months ended June 30, 1996 and 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

      The 1995 Form 10-K and the 1995 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

      Results of Operations:
      For the quarter ended June 30, 1996, premiums written increased 46% to $5,505,691, investment income increased 17% to $314,286, revenues increased 42% to $5,916,630, net income increased 29% to $978,782 and net income per share increased 30% to $.35 all compared to the same quarter in 1995.

      For the six months ended June 30, 1996, premiums written increased 44% to $9,958,580, investment income increased 14% to $609,077, revenues increased 40% to $10,675,878, net income increased 27% to $1,726,501 and net income per share increased 27% to $.62 all compared to the same period in 1995.

      Sales growth in 1996 resulted from a combination of continued marketing efforts and a generally healthy real estate market, despite an approximately one point rise in mortgage rates since January. The volume of business continued to increase in the second quarter of 1996 as the number of policies and commitments issued rose to 36,875, an increase of 41% compared to 26,194 in the same period in 1995. Policies and commitments issued for the six months ended June 30, 1996 were 69,090 compared to 48,322 in 1995. Premiums from direct operations increased 37%, while premiums from agency operations increased 58% for the six months ended June 30, 1996 compared to the same period in 1995.

      Operating expenses increased 46% and 40% for the three and six months ended June 30, 1996, respectively, when compared to the same periods in 1995. Salaries and employee benefits increased due to additional staffing needs and an increase in accrued bonuses. Office occupancy and operations, business development, and premium taxes increased primarily due to the increase in premium volume. The increase in commissions is the result of the Company's expansion into new markets primarily through establishing new agency relationships.

      The provision for possible claims increased as a result of the increase in premiums written coupled with a 63% increase in claims payments compared to the same period in 1995. The increase in claims payments was largely the result of the occurrence of a few larger than average claims. The reserve for claims has increased $650,000 in 1996 compared to year-end based on management's assessment of the reserve.

      Although operating expenses increased, there was a slight gain in operating efficiencies in the first half of 1996 compared to the same period in 1995 as premiums rose 44% while operating expenses only increased 40%. This improvement is primarily due to the Company's cost control efforts.

      The provision for current income taxes increased in 1996 compared to 1995 primarily due to a 1995 current income tax benefit resulting from loss carrybacks, increases in the reserves for claims and statutory premiums in 1996 which are not currently tax deductible, and an increase in income in 1996. The increase in the provision for current income taxes was partially offset by a decline in the provision for deferred income taxes. Deferred income taxes decreased primarily as a result of increases in the reserves for claims and statutory premiums which are not deductible from taxable income.

      Liquidity and Capital Resources:
      Net cash provided by operating activities for the six months ended June 30, 1996, amounted to $1,797,836 compared to $857,646 for the same six month period during 1995. This increase is attributable to the increase in net income and a number of other factors, including a smaller increase in prepaid expenses and other assets in 1996, a decrease in assets acquired in settlement of claims in 1996, a smaller decrease in accounts payable and accrued liabilities in 1996, and a higher provision for possible claims in 1996 (which is added back to net income to reconcile net income to net cash), partially offset by an increase in receivables in 1996.

      The Board of Directors has approved the repurchase by the Company of shares of the Company's common stock from time to time at prevailing market prices for the purpose of issuances of stock in connection with stock options and stock bonuses. For the six months ended June 30, 1996, the Company repurchased 32,000 shares at an average purchase price of $11.00 per share.

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

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

      Investors Title Company's Annual Meeting of Shareholders was held May 14, 1996. The proposals voted upon and the results of the voting were as follows:

      1.  Election of three Directors for a three-year term.


                                                                                             Broker
                                  For             Against    Abstentions     Withheld      Non-votes
      Loren B. Harrell, Jr.     2,296,811             N/A            N/A        1,562            N/A

      H. Joe King, Jr.          2,295,695             N/A            N/A        2,678            N/A

      William J. Kennedy III    2,296,381             N/A            N/A        1,992            N/A

      2.  Ratification of the selection of Deloitte & Touche
      LLP, Certified Public Accountants to audit the books and
      accounts of the Company for the calendar year ending
      December 31, 1996.
                                                                                            Broker
                                  For             Against    Abstentions     Withheld      Non-votes

                                2,295,403              11          3,159          N/A            N/A


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

Dated:  July 30, 1996