Form 10-Q
period 1996-09-30
INVESTORS TITLE CO
filed 1996-11-08
CIK 720858

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q



[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:                September 30, 1996

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
Yes    X             No



Shares outstanding of each of the issuer's classes of common stock as of September 30, 1996:

Common Stock, no par value                                    2,765,291
         Class                                           Shares Outstanding

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES


                                     Index


PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

           Consolidated Balance Sheets as of September 30, 1996 and
              December 31, 1995. . . . . . . . . . . . . . . . . . . . . . .3

           Consolidated Statements of Income:
              Three Months and Nine Months Ended September 30, 1996 and
              1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

           Consolidated Statements of Cash Flows:
              Nine Months Ended September 30, 1996 and 1995. . . . . . . . .5

           Notes to Condensed Consolidated Financial Statements. . . . . . .6


        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . . . . 7


PART II.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 8

        Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 8


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                        Investors Title Company and Subsidiaries
                             Consolidated Balance Sheets
                     As of September 30, 1996 and December 31, 1995
                                     (Unaudited)

                                                                 9/30/96          12/31/95

Assets
Cash and Cash Equivalents                                     $   3,577,290    $  2,527,008

Investments:
  Held-to-maturity:
    Certificates of deposit                                         194,334         399,203
    Bonds - at amortized cost                                     5,530,220       4,748,276
  Available-for-sale - at market:
    Bonds and redeemable preferred stocks                        11,239,947      10,310,737
    Common and nonredeemable preferred stocks                     5,275,938       4,284,423
     Total investments                                           22,240,439      19,742,639

Receivables:
  Premiums, net                                                   2,058,987       1,703,395
  Accrued interest and dividends                                    314,235         299,159
  Recoveries of claims previously paid                              257,123         426,056
  Refundable income taxes                                            22,203               -
  Other                                                              14,542          34,159
    Total receivables                                             2,667,090       2,462,769

Prepaid Expenses and Other Assets                                   394,273         378,191

Property Acquired in Settlement of Claims                           165,500         250,500

Property-At Cost:
  Land                                                              782,582         782,582
  Office buildings and improvements                               1,293,726       1,293,726
  Furniture, fixtures and equipment                               1,825,950       1,694,657
  Automobiles                                                       169,423         151,374
    Total                                                         4,071,681       3,922,339
  Less accumulated depreciation                                   1,270,074       1,059,170
    Property, net                                                 2,801,607       2,863,169

Total Assets                                                  $  31,846,199   $  28,224,276

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable and accrued liabilities                    $     925,710   $     997,823
  Commissions and reinsurance payables                               44,115          38,601
  Premium taxes payable                                              91,194          35,840
  Income taxes payable:
    Current                                                               -         119,500
    Deferred                                                      1,181,582         986,633
      Total liabilities                                           2,242,601       2,178,397

Reserve for Claims                                                4,786,065       3,836,065

Stockholders' Equity:
  Common stock-No par value (shares authorized 6,000,000;
  2,855,744 and 2,855,744 shares issued and 2,765,291 and
  2,790,633 shares outstanding 1996 and 1995, respectively)         746,424       1,038,414
  Retained earnings                                              22,772,704      20,173,755
  Net unrealized gain on investments
    (net of deferred taxes:  1996:  $669,069; 1995: $514,130)     1,298,405         997,645
      Total stockholders' equity                                 24,817,533      22,209,814

Total Liabilities and Stockholders' Equity                    $  31,846,199   $  28,224,276


                                     Investors Title Company and Subsidiaries
                                       Consolidated Statements of Income
                                          September 30, 1996 and 1995
                                                   (Unaudited)

                                                                  For The Three                 For The Nine
                                                                  Months Ended                  Months Ended
                                                                  September 30                  September 30
                                                                1996          1995           1996            1995
Revenues:
    Underwriting income:
       Premiums written                                    $  5,604,538   $  4,443,282    $ 15,563,118   $ 11,338,032
       Less-premiums for reinsurance ceded                       30,295         21,788          72,584         51,241
           Net premiums written                               5,574,243      4,421,494      15,490,534     11,286,791
     Investment income-interest and dividends                   329,113        298,430         938,190        879,599
     Rental income                                               13,167          8,313          32,292         18,077
     Gain (loss) on disposals of investments and
       property, net                                             37,288         (9,915)         57,802         36,623
     Other                                                       70,741         41,769         181,612        165,759
          Total                                               6,024,552      4,760,091      16,700,430     12,386,849

Operating Expenses:
      Salaries                                                1,055,299        849,763       2,836,457      2,565,017
      Commissions to agents                                   1,535,595        959,760       3,984,649      2,492,222
      Provision for claims                                      714,513        508,537       2,226,658      1,095,110
      Employee benefits and payroll taxes                       296,899        389,515       1,027,280        939,834
      Office occupancy and operations                           555,629        469,257       1,542,986      1,337,653
      Business development                                      136,261        136,234         432,452        381,893
      Taxes, other than payroll and income                      183,454        106,522         442,534        297,833
      Professional fees                                          42,595         42,074         113,766        179,062
      Interest expense                                                -              -               -         10,638
      Other                                                      26,443         10,431         217,692         73,113
         Total                                                4,546,688      3,472,093      12,824,474      9,372,375

Income Before Income Taxes                                    1,477,864      1,287,998       3,875,956      3,014,474

Provision For Income Taxes:
      Current                                                   335,473        357,873       1,037,095        600,743
      Deferred                                                   70,041         16,394          40,010        136,420
        Total                                                   405,514        374,267       1,077,105        737,163


Net Income                                                 $  1,072,350   $    913,731    $  2,798,851   $  2,277,311

Net Income Per Share*                                      $       0.39   $       0.32    $       1.01   $       0.81

Dividends Paid                                             $     71,394   $     57,114    $    199,902   $    171,344

Dividends Per Share                                        $      0.025   $       0.02    $       0.07   $       0.06








* Net income per share is computed based on the weighted average number of common shares outstanding (1996, 2,774,409 and 1995, 2,807,068 shares, respectively.) The effect of stock options is not material to the computation of earnings per share.

                           Investors Title Company and Subsidiaries
                             Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995 (Unaudited)


                                                                             1996           1995
Operating Activities:
Net income                                                                   $2,798,851     $2,277,311
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                            239,261        225,071
        Amortization, net of accretion                                            9,287         46,063
        (Gain) loss on disposals of property                                    (10,991)         5,601
        Gain on sales of investments                                            (46,810)       (42,223)
        Provision for deferred income taxes                                      40,010        136,420
        Provision for possible claims                                         2,226,658      1,095,110
        Payments of claims, net of recoveries                                (1,276,658)      (936,110)
        Increase in receivables                                                (204,321)      (493,412)
        Increase in prepaid expenses and other assets                           (16,082)      (308,146)
        (Increase) decrease in assets acquired in settlement of claims           85,000        (79,900)
        Decrease in accounts payable and accrued liabilities                   (72,113)        (84,403)
        Increase (decrease) in commissions and reinsurance payables              5,514          (7,778)
        Increase (decrease) in premium taxes payable                            55,354          (1,158)
        Increase (decrease) in income taxes payable - current                 (119,500)        120,129
    Net cash provided by operating activities                                3,713,460       1,952,575

Investing Activities:
  Purchases of investments held-to-maturity                                   (997,220)     (2,129,088)
  Purchases of investments available-for-sale                               (2,833,523)       (743,094)
  Proceeds from sales of investments held-to-maturity                          862,019       1,040,200
  Proceeds from sales of investments available-for-sale                        964,146         835,249
  Purchases of property                                                       (251,062)       (161,161)
  Proceeds from sales of property                                               84,354           3,157
    Net cash used in investing activities                                   (2,171,286)     (1,154,737)

Financing Activities:
  Dividends paid                                                              (199,902)       (171,344)
  Repurchases of common stock, net                                            (291,990)       (113,907)
  Repayment of notes payable                                                         -        (500,000)
     Net cash used in financing activities                                    (491,892)       (785,251)

Net Increase in Cash and Cash Equivalents                                    1,050,282          12,587
Cash and Cash Equivalents, Beginning of Year                                 2,527,008       2,590,071
Cash and Cash Equivalents, End of Period                                    $3,577,290      $2,602,658

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
    Interest                                                                         -         $14,476

    Income Taxes                                                            $1,329,196        $486,602


                            INVESTORS TITLE COMPANY
                               AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                              September 30, 1996
                                 (Unaudited)

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

Note 2 - Reinsurance

   The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Premiums assumed and ceded were $30,456 and $72,584, respectively for the nine months ended September 30, 1996, and $27,565 and $51,241, respectively for the nine months ended September 30, 1995.

Note 3 - Reserve for Claims

   Transactions in the reserve for claims for the nine months ended September 30, 1996 were as follows:

      Balance, beginning of year         $3,836,065
      Provision, charged to operations    2,226,658
      Recoveries                            238,420
      Payments of claims                 (1,515,078)
      Balance, September 30, 1996        $4,786,065

   In management's opinion, the reserve is adequate to cover claim losses which might result from pending and possible claims.

Note 4 - Leases

   Rent expense totaled $292,604 and $294,377, respectively for the nine months ended September 30, 1996 and 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

      The 1995 Form 10-K and the 1995 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

      Results of Operations:
      For the quarter ended September 30, 1996, premiums written increased 26% to $5,604,538, investment income increased 16% to $329,113, revenues increased 27% to $6,024,552, net income increased 17% to $1,072,350 and net income per share increased 22% to $.39 all compared to the same quarter in 1995.

      For the nine months ended September 30, 1996, premiums written increased 37% to $15,563,118, investment income increased 14% to $938,190, revenues increased 35% to $16,700,430, net income increased 23% to $2,798,851 and net income per share increased 25% to $1.01 all compared to the same period in 1995.

      Growth in sales has resulted from a combination of continued marketing efforts and a generally healthy real estate market, despite an approximately one point rise in mortgage rates since January. The volume of business continued to increase in the third quarter of 1996 as the number of policies and commitments issued rose to 36,149, an increase of 17% compared to 30,964 in the same period in 1995. However, by the end of the third quarter, the pace of sales had begun to decline. Policies and commitments issued for the nine months ended September 30, 1996 were 105,391 compared to 79,286 in 1995. Premiums from direct operations increased 27%, while premiums from agency operations increased 58% for the nine months ended September 30, 1996 compared to the same period in 1995.

      Operating expenses increased 31% and 37% for the three and nine months ended September 30, 1996, respectively, when compared to the same periods in 1995. Salaries increased due to additional staffing needed to process the rise in premium volume. Office occupancy and operations and premium taxes rose primarily due to the increase in premium volume. The increase in commissions is the result of the Company's expansion into new markets primarily through establishing new agency relationships.

      The year-to-date provision for possible claims increased as a result of the increase in premiums written coupled with a 36% increase in claims payments compared to the same period in 1995. The increase in claim payments was largely the result of the occurrence of a few larger than average claims. The reserve for claims has increased $950,000 in 1996 compared to year-end based on management's assessment of the reserve.

      The provision for current income taxes increased in 1996 compared to 1995 primarily due to a 1995 current income tax benefit resulting from loss carrybacks, an increase in the reserve for claims in 1996 which is not currently tax deductible, and an increase in income in 1996. The increase in the provision for current income taxes was partially offset by a decline in the provision for deferred income taxes. Deferred income taxes decreased primarily as a result of the increase in the reserve for claims which is not deductible from taxable income.

      Liquidity and Capital Resources:
      Net cash provided by operating activities for the nine months ended September 30, 1996, amounted to $3,713,459 compared to $1,952,575 for the same nine month period during 1995. This increase is attributable to the increase in net income and a number of other factors, including a smaller increase in prepaid expenses and receivables in 1996, a decrease in assets acquired in settlement of claims in 1996, and a higher provision for possible claims in 1996 net of payments (which is added back to net income to reconcile net income to net cash), partially offset by a smaller provision for deferred income taxes and a decrease in current income taxes payable in 1996.

      The Board of Directors has approved the repurchase by the Company of shares of the Company's common stock from time to time at prevailing market prices for the purpose of issuances of stock in connection with stock options and stock bonuses. For the nine months ended September 30, 1996, the Company repurchased 34,936 shares at an average purchase price of $11.19 per share. The Board has authorized management to repurchase up to an additional 9,732 shares.

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

Dated:  November 8, 1996