Form 10-K405
period 1996-12-31
INVESTORS TITLE CO
filed 1997-03-27
CIK 720858

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934
                   For the fiscal year ended December 31, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X

On February 15, 1997, the aggregate market value of the voting stock held by those other than executive officers and directors of the registrant was $33,780,013.

On February 15, 1997, the number of common shares outstanding was 2,767,629.

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents                                             Form 10-K Reference
----------                                            -------------------
Portions of Annual Report to Shareholders             Part I,  Items 1 and 2
for fiscal year ended December 31, 1996               Part II, Items 5 - 8
                                                      Part IV, Item 14
Portions of Proxy Statement (in connection
with Annual Meeting to be held on May 13, 1997)       Part III, Items 10 - 13
Location of Exhibit Index: The Index to Exhibits is contained in Part IV herein on page 14.

                                     PART I

ITEM 1.  BUSINESS

General

         Investors Title Company ("the Company") is a holding company which was incorporated in the State of North Carolina on February 13, 1973. The Company became operational June 24, 1976 when it acquired as a wholly owned subsidiary Investors Title Insurance Company, a North Carolina corporation ("ITIC"), under a plan of exchange of shares of common stock. On September 30, 1983, the Company acquired as a wholly owned subsidiary Investors Title Insurance Company of South Carolina, a South Carolina corporation, under a plan of exchange of shares of common stock. On June 12, 1985, its name was changed from Investors Title Insurance Company of South Carolina to Northeast Investors Title Insurance Company ("NE-ITIC"). The Company's executive offices are at 121 North Columbia Street, Chapel Hill, North Carolina 27514. The Company's telephone number is (919) 968-2200.

         Through its two wholly owned title insurance subsidiaries, ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer and as a reinsurer for other title insurance companies.

         ITIC was incorporated in the State of North Carolina on January 28, 1972, and became licensed to write title insurance in the State of North Carolina on February 1, 1972. Since that date it has primarily written land title insurance as a primary insurer and as a reinsurer in the States of North Carolina and South Carolina. In addition, the Company currently writes title insurance through issuing agents or branch offices in the States of Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Nebraska, Pennsylvania, Tennessee and Virginia. Agents issue policies for ITIC and may also perform other services such as acting as escrow agents.

         ITIC is also licensed to write title insurance in the District of Columbia and the States of Alabama, Colorado, Connecticut, Delaware, Idaho, Kansas, Louisiana, Massachusetts, Missouri, Montana, Nevada, New Jersey, North Dakota, Oklahoma, Texas and West Virginia.

         NE-ITIC was incorporated in the State of South Carolina on February 23, 1973, and became licensed to write title insurance in that State on November 1, 1973. It also currently writes title insurance as a primary insurer and as a reinsurer in the State of New York.

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

         In the State of North Carolina, title insurance commitments and policies are issued by the home office and branch offices. ITIC has 29 branch offices. In 1996, four offices were opened in North Carolina.

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

         Each insurance subsidiaries' risk retention limits are self-imposed and more conservative than state insurance regulations.

         In 1984, ITIC became the leading title insurer of North Carolina property and has held this position in the marketplace since that time. ITIC's financial stability was recognized by a Fannie Mae and Freddie Mac approved actuarial firm with a rating of "A Double Prime - unsurpassed financial stability".

         NE-ITIC's financial stability was recognized by a Fannie Mae and Freddie Mac approved actuarial firm with a rating of "A - exceptional financial stability".

         In 1988, the Company established Investors Title Exchange Corporation, a wholly owned subsidiary ("ITEC"), to provide services in connection with tax-free exchanges of like-kind property. ITEC acts as an intermediary in tax-free exchanges of property held for productive use in a trade or business or for investments, and its income is derived from fees for handling exchange transactions.

         South Carolina Document Preparation Company, a wholly owned subsidiary ("SCDP"), purchased the net assets of a former agency to provide services and assistance to licensed members of the South Carolina Bar in the closing of real estate transactions. SCDP was unprofitable and ceased these operations in 1995. SCDP currently provides services in connection with tax-free exchanges of like-kind property.

Operations of Subsidiaries

         ITIC offers primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance premiums written are for a one-time initial payment, with no recurring premiums. Schedule A summarizes the insurance premiums written during the years 1994 through 1996 by this subsidiary.

         NE-ITIC offers primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance premiums written are for a one-time initial payment with no recurring premiums. Schedule A summarizes the insurance premiums written during the years 1994 through 1996 by this subsidiary.

         ITEC offers services in connection with tax-free exchanges. Schedule A summarizes the fees earned during the years 1994 through 1996.

         SCDP had revenues of $3,712, $40,926 and $97,924 in 1996, 1995 and
1994, respectively.

         For a description of Premiums Written geographically, see Management's Discussion and Analysis of Results of Operations and Financial Condition in the 1996 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

Seasonality

         Title insurance premiums are closely related to the level of real estate activity and the average price of real estate sales. The availability of funds to finance purchases directly affects real estate sales. Other factors include consumer confidence, economic conditions, supply and demand, mortgage interest rates and family income levels. Historically, the first quarter has had the least real estate activity, while the remaining quarters have been more active. Fluctuations in mortgage interest rates can cause shifts in real estate activity outside the normal seasonal pattern.

Marketing

         ITIC's current and future marketing plan is to provide fast and efficient service in the delivery of title insurance coverage through a home office, branch offices, and issuing agents. In North Carolina, ITIC operates through a home office and 27 branch offices. In South Carolina, ITIC operates through a branch office and issuing agents located conveniently to customers throughout the State. ITIC also operates through issuing agents located in Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Nebraska, Pennsylvania, Tennessee and

                                   SCHEDULE A
                        INVESTORS TITLE INSURANCE COMPANY
                                PREMIUMS WRITTEN
                         For The Years Ended December 31

               1996                    1995                    1994

            $20,696,625             $15,547,967             $15,151,448
            ===========             ===========             ===========







                   NORTHEAST INVESTORS TITLE INSURANCE COMPANY
                                PREMIUMS WRITTEN
                         For The Years Ended December 31

               1996                    1995                  1994

            $535,623                 $384,856              $496,301
            ========                 ========              ========







                      INVESTORS TITLE EXCHANGE CORPORATION
                                   FEES EARNED
                         For The Years Ended December 31

               1996                     1995                     1994

             $272,998                 $241,281                 $153,144
             ========                 ========                 =======

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

Reserves

         The reserves for possible claims for financial reporting purposes are established based on criteria discussed in Notes 1 and 5 to Consolidated Financial Statements of the 1996 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

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

         In addition to the financial statements which are required to be filed as part of this report and are prepared on the basis of generally accepted accounting principles, the Company's insurance subsidiaries also prepare financial statements in accordance with statutory accounting principles prescribed or permitted by state regulations. Based upon the latter principles, as of December 31, 1996, ITIC reported $14,286,267 of capital and surplus, and net income of $2,957,206; and NE-ITIC reported $1,957,088 of capital and surplus, and net income of $160,882.

         ITIC and NE-ITIC both meet the minimum capital and surplus requirements of the states in which they are licensed.

Competition

         ITIC currently operates primarily in the State of North Carolina. There are 19 title insurance companies operating in the State of North Carolina. In 1996 Investors Title had approximately 26% of the title insurance market in the State, and ranked first in the amount of premiums written among companies doing business in the State.

         ITIC's major competitors in North Carolina are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title Insurance Company of Pennsylvania, First American Title Insurance Company, Lawyers Title Insurance Corporation, Old Republic National Title Insurance Company and Stewart Title Guaranty Company. ITIC and NE-ITIC have a number of competitors in each state where they operate. The title insurance industry is highly competitive. Key elements which affect competition are price, expertise, service, financial strength and size of the insurer.

Investments

         The Company and its subsidiaries derive a substantial portion of their income from investments in bonds (municipal and corporate), certificates of deposit, and equity securities. The investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose certain restrictions upon the types and amounts of investments that can be made by the Company's insurance subsidiaries.

         The Company, ITIC, NE-ITIC, ITEC and SCDP had investment income as set out in the following table for the years 1992 through 1996:



                           FOR THE YEARS ENDED DECEMBER 31

                1996         1995         1994       1993       1992
                ----         ----         ----       ----       ----

Company      $ 67,162       $16,238      $12,225    $10,529   $ 11,755

ITIC        1,161,795     1,007,255      926,976    842,367    733,676

NE-ITIC       121,007       111,939      103,600    100,576     99,691

ITEC            2,708         3,457        3,911        968        357

SCDP              260         1,747            0          0          0



TOTAL      $1,352,932    $1,140,636    $1046,712   $954,440   $845,479
           ==========    ==========    =========   ========   ========




         See Note 3 in the 1996 Annual Report to Shareholders incorporated herein by reference for the major categories of investments, earnings by investment categories, scheduled maturities, amortized cost, and market values of investment securities.

Employees

         The Company, ITEC, NE-ITIC and SCDP have no paid employees. Officers of the Company are full-time paid employees of ITIC, which had 132 full-time employees and 17 part-time employees as of December 31, 1996.

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

         The Company owns the office building and property located on the corner of North Columbia and West Rosemary Streets in Chapel Hill, North Carolina which serves as the Company's corporate headquarters. The building contains approximately 23,000 square feet. The Company's principal subsidiary, ITIC, leases office space in 30 locations throughout North Carolina, South Carolina, Michigan and Virginia.

         See Note 8 in the 1996 Annual Report to Shareholders incorporated herein by reference for the amounts of future minimum lease payments. Each of the office facilities occupied by the Company and its subsidiaries are in good condition and adequate for present operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are involved in litigation on a number of claims which arise in the normal course of business, none of which, in the opinion of management are expected to have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

Identification of Executive Officers

         The following table sets forth the executive officers of the Company as of December 31, 1996. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the board or until his respective successor has been elected.

                               Position with               Officer     Term to
Name                    Age    Registrant                  Since       Expire

J. Allen Fine           62     President                   1973        1997
                               and
                               Director

Elizabeth P. Bryan      36     Vice President              1987        1997
                               and Assistant Secretary

James A. Fine, Jr.      34     Vice President              1987        1997


W. Morris Fine          30     Vice President and          1992        1997
                               Treasurer

L. Dawn Martin          31     Vice President              1993        1997
                               and Assistant Secretary

Carl E. Wallace, Jr.    52     Vice President              1977        1997
                               and Secretary


         J. Allen Fine, President and Chairman of the Board of Directors, is the father of James A. Fine, Jr., Vice President of the Company, and W. Morris Fine, also a Vice President and Treasurer of the Company.

         The business experience of the Executive Officers of the Company is set forth below:

J. Allen Fine was the principal organizer of ITIC and has been Chairman of the Board of that Company, the Registrant, and NE-ITIC since their incorporation. Mr. Fine served as President of ITIC until February, 1997 when he was named Chief Executive Officer. Additionally, Mr. Fine serves as President of the Company and President and Chief Executive Officer of NE-ITIC. Mr. Fine also serves as Chairman of the Board of ITEC and SCDP. Mr. Fine is the father of James A. Fine, Jr., Vice President of the Company, and W. Morris Fine, Vice President and Treasurer of the Company.

Elizabeth P. Bryan joined the Company in 1985 as Controller of the Company, ITIC and NE-ITIC. In 1987 she was named Vice President of the Company, Vice President- Accounting of ITIC and Vice President of NE-ITIC. In 1988, Ms. Bryan was named Vice President, Treasurer and Director of ITEC. In 1996, she was named Treasurer of NE-ITIC, and Vice President and Treasurer of SCDP. In 1997, Ms. Bryan was named Assistant Secretary of the Company.

James A. Fine, Jr. joined the Company in 1986 as Investment Manager of ITIC and NE- ITIC. In 1987 he was named Vice President of the Company and Vice President-Finance of ITIC and Vice President of NE-ITIC. In 1988, he was named President and Director of ITEC. In 1990, he was appointed Director of ITIC and in 1991 was appointed Director of NE-ITIC. In 1994, Mr. Fine was named Vice President and Director of SCDP. In 1996, he was named Executive Vice President and Chief Financial Officer of NE-ITIC and President of SCDP. In 1997, Mr. Fine was named Executive Vice President and Chief Financial Officer of ITIC. James A. Fine, Jr. is the son of J. Allen Fine, President and Chairman of the Board of the Company, and brother of W. Morris Fine, Vice President and Treasurer of the Company.

W. Morris Fine joined the Company in July, 1992, and was subsequently named Vice President of the Company, Vice President-Marketing of ITIC, and Vice President of ITEC. In 1993, Mr. Fine was named Treasurer of the Company and ITIC; Vice President and Director of NE-ITIC; and Director of ITIC and ITEC. In 1994, Mr. Fine was named Treasurer and Director of SCDP. In 1995, he was named Treasurer of NE- ITIC. In 1996, he was named Executive Vice President and Chief Operating Officer of NE-ITIC. In 1997, Mr. Fine was named President and Chief Operating Officer of ITIC. Mr. Fine graduated from the University of North Carolina at Chapel Hill in 1988 and, upon graduation, was employed by Ernst & Young as a Senior Auditor prior to joining Investors Title. W. Morris Fine is the son of J. Allen Fine, President and Chairman of the Board of the Company, and brother of James A. Fine, Jr., Vice President of the Company.

L. Dawn Martin joined the Company in February, 1991, and was subsequently named Vice President, Assistant Secretary and Director of ITEC. In 1993, Ms. Martin was named Vice President of the Company and Vice President-Human Resources of ITIC. In 1994, Ms. Martin was named Assistant Secretary for both the Company and ITIC, and Secretary of ITEC and SCDP. In 1995, she was appointed as Director of ITIC and SCDP, and named Assistant Secretary of NE-ITIC. Ms. Martin was previously employed by Elite Personnel, Inc., as a Personnel Coordinator and by Judith Fox Temporaries, Inc., as a Senior Personnel Coordinator.

Carl E. Wallace, Jr. is Vice President and Secretary of the Company. Since 1974, he has also held the positions of Vice President and Secretary of NE-ITIC, as well as Vice President-Business Development, Secretary and Title Attorney for ITIC. In 1990, he was appointed Director of ITIC. In 1994, Mr. Wallace was named Vice President and Director of SCDP.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The high and low sales prices for the common stock on NASDAQ and the dividends paid per common share for each quarter in the last two fiscal years are indicated under "Operations Summaries" in the 1996 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data for the five years ended December 31, 1996 is in the 1996 Annual Report to Shareholders under the caption "Financial Highlights" and is incorporated herein by reference. The information should be read in conjunction with the Financial Statements and Notes and the Management's Discussion and Analysis of Results of Operations and Financial Condition which are in the 1996 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Management's Discussion and Analysis of Results of Operations and Financial Condition in the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data in the 1996 Annual Report to Shareholders are incorporated herein by reference.

         The financial statement schedules meeting the requirements of Regulation S-X are shown as Schedules I, II, III, IV and V included on pages 19 through 26.

         The supplementary data (Selected Quarterly Operating Results) in the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in, nor disagreements with accountants on accounting and financial disclosure.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

         Information pertaining to Directors of the Company under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997 is incorporated herein by reference. Other information with respect to executive officers is contained in Part I - Item 4(a) under the caption "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

         Information pertaining to executive compensation under the heading "Executive Compensation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 1997 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information pertaining to securities ownership of certain beneficial owners and management under the heading "Ownership of Stock by Executive Officers and Certain Beneficial Owners" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 1997 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information pertaining to certain relationships and related transactions under the heading "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 1997 is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:
1. Financial Statements

         The following financial statements in the 1996 Annual Report to Shareholders are hereby incorporated by reference in Item 8:

          Independent Auditors' Report
          Consolidated Balance Sheets as of December 31, 1996 & 1995 Consolidated Statements of Income for the Years Ended December 31,
                  1996, 1995 & 1994
          Consolidated Statements of Stockholders' Equity for the Years Ended
                  December 31, 1996, 1995, & 1994
          Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1996, 1995 & 1994
          Notes to Consolidated Financial Statements

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

3. Exhibits

                                                 Page Number or
Exhibit                                          Incorporation by
Number      Description                          Reference to

(3)(i)      Articles of Incorporation            Exhibit 1 to Form 10,
                                                 dated June 12, 1984

(3)(ii)     By-Laws                              Exhibit 2 to Form 10,
                                                 dated June 12, 1984


(3)(iii)    Amendment to Bylaws adopted          Page 27 of this report.
            March 10, 1997

Management contract of compensatory plan or arrangement
(Exhibits (10)(i) - (10)(viii))

(10)(i)     1988 Incentive Stock Option Plan     Exhibit 10 to Form
                                                 10-K, page 31, dated
                                                 December 31, 1989

(10)(ii)    1993 Incentive Stock Option Plan     Exhibit 10 to Form
                                                 10-K, page 32, dated
                                                 December 31, 1993

(10)(iii)   1993 Incentive Stock Option Plan-    Exhibit 10 to Form
            W. Morris Fine                       10-K, page 33, dated
                                                 December 31, 1993

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

(10)(vii)   Form of Stock Option Agreement       Exhibit 10(vii) to Form
            dated November 13, 1989              10-Q, page 13, dated
                                                 March 31, 1995

(10)(viii)  1997 Stock Option and Restricted     Page 29 of this report.
            Stock Plan

(13)        Portions of 1996 Annual              Included herewith
            Report to Shareholders
            incorporated by reference
            in this report as set forth
            in Part II hereof.

(21)        Subsidiaries of Registrant           Exhibit 21 to Form
                                                 10-K, page 55, dated
                                                 December 31, 1994

(27)        Financial Data Schedule              Included herewith

(B) Reports on Form 8-K

         No reports were filed on Form 8-K for the fourth quarter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INVESTORS TITLE COMPANY



                             By:/s/J. Allen Fine
                                   J. Allen Fine
                                   President, Chairman
                             Date March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the 26th day of March, 1997.

/s/J. Allen Fine                              /s/William J. Kennedy III
J. Allen Fine, President, Chairman            William J. Kennedy III, Director



/s/Elizabeth P. Bryan                         /s/H. Joe King, Jr.
Elizabeth P. Bryan, Vice President            H. Joe King, Jr., Director
(Principal Accounting Officer)


/s/William Morris Fine
William Morris Fine, Vice President           Richard W. McEnally, Director
and Treasurer (Principal Financial Officer)


/s/Lillard H. Mount                           /s/James R. Morton
Lillard H. Mount, Director and                James R. Morton, Director
General Counsel


/s/David L. Francis                           /s/A. Scott Parker, Jr.
David L. Francis, Director                    A. Scott Parker, Jr., Director




Loren B. Harrell, Jr., Director

(Deloitte & Touche LLP
Letterhead appears here)






INDEPENDENT AUDITORS' REPORT


Investors Title Company:

We have audited the consolidated financial statements of Investors Title Company (the "Company") and its subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 29, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


(Deloitte & Touche LLP signature appears here)


January 29, 1997




(Deloitte Touche
Footer appears here)

                                                                      SCHEDULE I

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                             As of December 31, 1996


---------------------------------------------------------------------------------------------------------------------------
                                                                                                            Amount at
                                                                                                           which shown
                                                                                                             in the
Type of Investment                                            Cost(1)             Market Value            Balance Sheet
---------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Bonds:
    States, municipalities and political
      subdivisions                                             $15,595,059             $16,047,790             $15,892,518
     Foreign governments                                           145,922                 138,274                 138,274
     Public utilities                                              497,933                 505,000                 505,000
    Convertibles and bonds with warrants
      attached                                                      10,000                  11,300                  11,300
     All other corporate bonds                                   1,367,998               1,384,000               1,384,000
  Certificates of deposit                                          169,004                 169,004                 169,004
                                                         ------------------    --------------------    --------------------
      Total fixed maturities                                    17,785,916              18,255,368              18,100,096
                                                         ------------------    --------------------    --------------------

Equity Securities:
  Common Stocks:
      Public utilities                                             279,864                 447,988                 447,988
      Banks, trust and insurance companies                         555,147               1,144,692               1,144,692
      Industrial, miscellaneous and all other                    2,018,799               3,232,749               3,232,749
  Nonredeemable preferred stocks                                   631,117                 648,138                 648,138
                                                         ------------------    --------------------    --------------------
      Total equity securities                                    3,484,927               5,473,567               5,473,567
                                                         ------------------    --------------------    --------------------
Total investments per the consolidated balance sheet            21,270,843                                      23,573,663
                                                         ------------------                            --------------------

Short-term investments                                           3,833,153                                       3,833,153
                                                         ------------------                            --------------------
      Total investments                                        $25,103,996                                     $27,406,816
                                                         ==================                            ====================

(1) Fixed maturities are shown at amortized cost and equity securities are shown at original cost.

                                                                     SCHEDULE II

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995



                                                                1996          1995
Assets
Cash and Cash Equivalents                                  $   139,668   $    41,370
                                                           -----------   -----------

Equity Securities                                               90,000          --
                                                           -----------   -----------

Investments in Affiliated Companies at Equity*              22,743,358    19,507,982
                                                           -----------   -----------

Receivables:
  Income taxes receivable                                      463,445       564,387
  Other                                                         45,232        58,839
                                                           -----------   -----------
    Total receivables                                          508,677       623,226
                                                           -----------   -----------

Deferred Income Tax                                             25,688        18,572
                                                           -----------   -----------

Prepaid Expenses and Other Assets                              218,122       218,122
                                                           -----------   -----------

Property-At Cost:
  Land                                                         782,582       782,582
  Office buildings and improvements                          1,293,726     1,293,726
  Furniture, fixtures and equipment                             82,138       139,158
                                                           -----------   -----------
    Total                                                    2,158,446     2,215,466
  Less accumulated depreciation                                366,687       298,126
                                                           -----------   -----------
  Property, net                                              1,791,759     1,917,340
                                                           -----------   -----------

Total Assets                                               $25,517,272   $22,326,612
                                                           ===========   ===========

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable and accrued liabilities                 $   120,927   $   140,507
  Notes payable                                                     --       362,000
                                                           -----------   -----------
    Total liabilities                                          120,927       502,507
                                                           -----------   -----------

Stockholders' Equity:
  Common stock-No par (shares authorized,
    6,000,000; 2,855,744 and 2,855,744 shares issued and
    2,767,830 and 2,790,633 shares outstanding 1996 and
    1995, respectively)                                      1,650,350     1,650,350
  Retained earnings                                         23,745,995    20,173,755
                                                           -----------   -----------
    Total stockholders' equity                              25,396,345    21,824,105
                                                           -----------   -----------

Total Liabilities and Stockholders' Equity                 $25,517,272   $22,326,612
                                                           ===========   ===========



*Eliminated in consolidation.
See notes to condensed financial statements.

                                                                     SCHEDULE II

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                       1996         1995            1994
                                                       ----         ----            ----
REVENUES:
     Investment income-interest and dividends   $    67,163    $    19,430    $    16,311
     Rental income                                  350,331        304,931        321,057
     Miscellaneous income                             1,000           --             --
                                                -----------    -----------    -----------
          Total                                     418,494        324,361        337,368
                                                -----------    -----------    -----------
OPERATING EXPENSES:
     Office occupancy and operations                142,872        121,415        125,088
     Business development                             8,593          9,079          9,192
     Taxes-other than payroll and income             49,579         47,032         39,632
     Professional fees                               33,684         18,251          8,864
     Interest expense                                 7,692         43,191         76,633
     Other expenses                                  36,231         92,769         33,324
                                                -----------    -----------    -----------
          Total                                     278,651        331,737        292,733
                                                -----------    -----------    -----------

EQUITY IN NET INCOME OF AFFILIATED COS.*          3,745,375      3,138,446      3,103,224
                                                -----------    -----------    -----------


INCOME BEFORE INCOME TAXES                        3,885,218      3,131,070      3,147,859
                                                -----------    -----------    -----------

INCOME TAX EXPENSE (BENEFIT):
     Current                                         48,797       (113,417)      (108,656)
     Deferred                                        (7,116)        (6,171)       129,656
                                                -----------    -----------    -----------
          Total                                      41,681       (119,588)        21,000
                                                -----------    -----------    -----------

NET INCOME                                      $ 3,843,537    $ 3,250,658    $ 3,126,859
                                                ===========    ===========    ===========

EARNINGS PER COMMON SHARE                       $      1.39    $      1.16    $      1.10
                                                ===========    ===========    ===========



* ELIMINATED IN CONSOLIDATION
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                                     SCHEDULE II

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                                 1996           1995           1994
                                                                                 ----           ----           ----
OPERATING ACTIVITIES:
  Net income                                                                 $ 3,843,537    $ 3,250,658    $ 3,126,859
   Adjustments to reconcile net income to net cash provided
     by operating activities:
         Equity in net earnings of subsidiaries less dividends received of
           $510,000, $856,828 and $772,774 in 1996, 1995 and 1994,
           respectively                                                       (3,235,375)    (2,281,618)    (2,350,450)
         Depreciation                                                             68,560         67,793         58,821
         Provision (benefit) for deferred income taxes                            (7,116)        (6,171)       129,656
         Decrease in receivables                                                  13,607          1,216         68,987
         (Increase) decrease in income taxes receivable-current                  100,942       (311,222)        42,388
         Decrease in prepaid expenses                                               --             --              860
         Increase (decrease) in accounts payable and accrued liabilities         (19,580)        39,861         (6,972)
                                                                              -----------   -----------    -----------
            Net cash provided by operating activities                            764,575        760,517      1,070,149
                                                                             -----------    -----------    -----------

INVESTING ACTIVITIES:
   Purchases of securities                                                       (30,000)          --             --
   Purchases of furniture and equipment                                           (2,980)       (69,605)       (53,424)
                                                                             -----------    -----------    -----------
           Net cash used in investing activities                                 (32,980)       (69,605)       (53,424)
                                                                             -----------    -----------    -----------

FINANCING ACTIVITIES:
   Payments on demand notes                                                     (362,000)      (500,000)    (1,000,000)
   Dividends paid                                                               (271,297)      (228,460)      (228,460)
                                                                             -----------    -----------    -----------
           Net cash used in financing activities                                (633,297)      (728,460)    (1,228,460)
                                                                             -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              98,298        (37,548)      (211,735)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      41,370         78,918        290,653
                                                                             -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                       $   139,668    $    41,370    $    78,918
                                                                             ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
   Interest                                                                  $    15,837    $    35,046    $    70,054
                                                                             ===========    ===========    ===========
   Income Taxes                                                              $   371,193    $   227,087    $   149,372
                                                                             ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Net unrealized gains (losses) on investments in common stocks were $0 in 1996, 1995 and 1994.

See notes to condensed financial statements.

During 1996, the Company exchanged assets with a value of $60,000 for an equity investment.

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

2. Cash dividends paid to Investors Title Company by its wholly owned subsidiary, Investors Title Insurance Company, were $350,000, $836,828, and $732,774 in 1996, 1995 and 1994, respectively. Cash dividends paid to Investors Title Company by its wholly owned subsidiary, Investors Title Exchange Corporation were $160,000, $20,000, and $40,000 in 1996, 1995 and 1994, respectively.

3. Notes payable consists of one note payable totaling $362,000 to Investors Title Insurance Company. The note was paid off in March 1996.

4. Certain 1995 and 1994 amounts have been reclassified to conform with 1996 classifications.

                                                                    SCHEDULE III


                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

------------------------------------------------------------------------------------------------------------------------------------
                                                      FUTURE
                                                      POLICY                         OTHER
                                                    BENEFITS,                       POLICY
                                   DEFERRED          LOSSES,                        CLAIMS
                                    POLICY            CLAIMS                          AND                              NET
                                  ACQUISITION        AND LOSS        UNEARNED      BENEFITS        PREMIUM         INVESTMENT
           SEGMENT                   COST            EXPENSES        PREMIUMS       PAYABLE        REVENUE           INCOME
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 1996
TITLE                                 ---               5,086,065      ---              60,902       21,111,155         1,352,932

YEAR ENDED
DECEMBER 31, 1995
TITLE                                 ---               3,836,065      ---              38,601       15,854,140         1,140,636

YEAR ENDED
DECEMBER 31, 1994
TITLE                                 ---               3,635,850      ---              52,848       15,596,643         1,046,712









                              --------------------------------------------------------------------


                                BENEFITS         AMORTIZATION
                                CLAIMS,          OF DEFERRED
                               LOSSES AND           POLICY              OTHER
                               SETTLEMENT        ACQUISITION          OPERATING       PREMIUMS
                                EXPENSES            COSTS             EXPENSES         WRITTEN
                              --------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 1996
TITLE                              2,939,741         ---                 14,629,904      N/A

YEAR ENDED
DECEMBER 31, 1995
TITLE                              1,429,660         ---                 11,532,632      N/A

YEAR ENDED
DECEMBER 31, 1994
TITLE                              1,446,068         ---                 11,062,998      N/A


                                                                     SCHEDULE IV


                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                                   REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

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
---------------------------------------------------------------------------------------------------------------------------

YEAR ENDED
DECEMBER 31, 1996
TITLE INSURANCE PREMIUMS             $21,187,689         $121,093             $44,559     $21,111,155                    0.2%

YEAR ENDED
DECEMBER 31, 1995
TITLE INSURANCE PREMIUMS              15,903,006           78,683              29,817      15,854,140                    0.2%

YEAR ENDED
DECEMBER 31, 1994
TITLE INSURANCE PREMIUMS              15,579,517           51,106              68,232      15,596,643                    0.4%

                                                                      SCHEDULE V

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

------------------------------------------------------------------------------------------------------------------------------
                            BALANCE AT          ADDITIONS             ADDITIONS CHARGED
                             BEGINNING         CHARGED TO                  TO OTHER            DEDUCTIONS-      BALANCE AT
DESCRIPTION                  OF PERIOD     COSTS AND EXPENSES        ACCOUNTS - DESCRIBE        DESCRIBE      END OF PERIOD
------------------------------------------------------------------------------------------------------------------------------
1996
PREMIUMS RECEIVABLE
VALUATION PROVISION            $120,000                   $80,000                         $0              $0         $200,000

1995
PREMIUMS RECEIVABLE
VALUATION PROVISION             120,000                         0                          0               0          120,000

1994
PREMIUMS RECEIVABLE
VALUATION PROVISION             120,000                         0                          0               0          120,000