Form 10-Q
period 1997-03-31
INVESTORS TITLE CO
filed 1997-05-12
CIK 720858

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q



[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:                March 31, 1997


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
Yes    X             No



Shares outstanding of each of the issuer's classes of common stock as of March 31, 1997:

Common Stock, no par value                             2,766,739
         Class                                    Shares Outstanding

             INVESTORS TITLE COMPANY AND SUBSIDIARIES


                                Index


PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

           Consolidated Balance Sheets as of March 31, 1997
           and December 31, 1996 . . . . . . . . . . . . . . . .3

           Consolidated Statements of Income:
              Three Months Ended March 31, 1997 and 1996 . . . .4

           Consolidated Statements of Cash Flows:
              Three Months Ended March 31, 1997 and 1996 . . . .5

           Notes to Condensed Consolidated Financial Statements 6


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations .7


PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . .  9

        Item 6.  Exhibits and Reports on Form 8-K. . . . . . .  9


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 Investors Title Company and Subsidiaries
                       Consolidated Balance Sheets
                As of March 31, 1997 and December 31, 1996
                                (Unaudited)

                                                    3/31/97       12/31/96

Assets
Cash and Cash Equivalents                      $    5,100,623   $     4,244,570

Investments:
  Held-to-maturity:
    Certificates of deposit                           169,004           169,004
    Bonds - at amortized cost                       4,812,753         5,098,368
  Available-for-sale - at market:
    Bonds                                          13,276,954        12,832,724
    Common and nonredeemable preferred stocks       4,579,347         5,473,567
     Total investments                             22,838,058        23,573,663

Receivables:
  Premiums, net                                     1,917,370         2,016,122
  Accrued interest and dividends                      332,828           321,634
  Recoveries of claims previously paid                 68,777            69,334
  Other                                                91,552            35,663
    Total receivables                               2,410,527         2,442,753

Prepaid Expenses and Other Assets                     488,754           451,972

Property Acquired in Settlement of Claims             240,500           165,500

Property-At Cost:
  Land                                                782,582           782,582
  Office buildings and improvements                 1,293,726         1,293,726
  Furniture, fixtures and equipment                 1,888,138         1,843,636
  Automobiles                                         203,377           169,423
    Total                                           4,167,823         4,089,367
  Less accumulated depreciation                     1,404,245         1,325,297
    Property, net                                   2,763,578         2,764,070

Total Assets                                   $   33,842,040  $     33,642,528

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable and accrued liabilities     $      568,113  $        997,759
  Commissions and reinsurance payables                 89,154            60,902
  Premium taxes payable                                     -           101,766
  Income taxes payable:
    Current                                           383,553           175,143
    Deferred                                          998,927         1,232,716
      Total liabilities                             2,039,747         2,568,286

Reserves for Claims                                 5,436,065         5,086,065

Stockholders' Equity:
  Common stock-No par value (shares authorized
  6,000,000; 2,855,744 and 2,855,744 shares
  issued; and 2,766,739 and 2,767,830 shares
  outstanding 1997 and 1996, respectively)            705,966           722,321
  Retained earnings                                24,521,377        23,745,995
  Net unrealized gain on investments
    (net of deferred taxes: 1997: $586,696;
    1996: $782,959)                                 1,138,885         1,519,861
      Total stockholders' equity                   26,366,228        25,988,177

Total Liabilities and Stockholders' Equity     $   33,842,040  $     33,642,528

               Investors Title Company and Subsidiaries
                  Consolidated Statements of Income
                       March 31, 1997 and 1996
                              (Unaudited)

                                                      For The Three
                                                      Months Ended
                                                         March 31
                                                  1997              1996
Revenues:
    Underwriting income:
       Premiums written                       $  5,487,630    $  4,452,889
       Less-premiums for reinsurance ceded          68,842          18,090
           Net premiums written                  5,418,788       4,434,799
     Investment income-interest and dividends      398,113         294,791
     Gain (loss) on sales of investments, net      107,081         (40,052)
     Other                                         121,529          69,710
          Total                                  6,045,511       4,759,248

Operating Expenses:
      Salaries                                     991,476         861,886
      Commissions to agents                      1,672,088       1,086,952
      Provision for claims                         814,821         681,333
      Employee benefits and payroll taxes          463,472         282,250
      Office occupancy and operations              546,940         428,973
      Business development                         145,947         129,165
      Taxes, other than payroll and income         172,844         111,552
      Professional fees                             35,136          32,251
      Other                                         21,863          98,183
         Total                                   4,864,587       3,712,545

Income Before Income Taxes                       1,180,924       1,046,703

Provision For Income Taxes:
      Current                                      357,397         247,245
      Deferred                                     (37,527)         51,739
        Total                                      319,870         298,984


Net Income                                   $     861,054    $    747,719

Net Income Per Share*                        $        0.31    $       0.27

Dividends Paid                               $      85,672    $     57,114

Dividends Per Share                          $        0.03    $       0.02


* Net income per share is computed based on the weighted average number of common shares outstanding (1997, 2,768,947 and 1996, 2,782,457 shares, respectively). The effect of stock options is not material to the computation of earnings per share.

               Investors Title Company and Subsidiaries
                 Consolidated Statements of Cash Flows
     For the Three Months Ended March 31, 1997 and 1996 (Unaudited)

                                                         1997           1996
Operating Activities:
Net income                                             $861,054       $747,719
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                     80,106         74,715
        Amortization, net of accretion                    1,176          3,426
        (Gain) loss on disposals of property                956        (13,763)
        (Gain) loss on sales of investments            (107,081)        40,052
        Provision (benefit) for deferred income taxes   (37,527)        51,739
        Provision for possible claims                   814,821        681,333
        Payments of claims, net of recoveries          (464,821)      (331,333)
        (Increase) decrease in receivables               42,013       (132,276)
        Increase in prepaid expenses and other assets   (36,782)       (27,190)
        (Increase) decrease in assets acquired in
          settlement of claims                          (75,000)        85,000
        Decrease in accounts payable and accrued
          liabilities                                  (429,646)      (373,605)
        Increase (decrease) in commissions and
          reinsurance payables                           28,252         (7,918)
        Increase (decrease) in premium taxes payable   (111,552)        24,308
        Increase in income taxes payable - current      208,410        165,826
    Net cash provided by operating activities           774,379        988,033

Investing Activities:
  Purchases of investments held-to-maturity                   -       (153,886)
  Purchases of investments available-for-sale        (1,326,176)      (807,108)
  Proceeds from  investments held-to-maturity           285,000        371,019
  Proceeds from  investments available-for-sale       1,305,447        376,726
  Purchases of property                                 (80,615)       (85,616)
  Proceeds from sales of property                            45         80,350
    Net cash provided by (used in) investing activities 183,701       (218,515)

Financing Activities:
  Dividends paid                                        (85,672)       (57,114)
  Repurchases of common stock, net                      (16,355)      (127,444)
     Net cash used in financing activities             (102,027)      (184,558)

Net Increase in Cash and Cash Equivalents               856,053        584,960
Cash and Cash Equivalents, Beginning of Year          4,244,570      2,527,008
Cash and Cash Equivalents, End of Period             $5,100,623     $3,111,968

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
    Interest                                                 $0             $0

    Income Taxes                                       $148,987       $235,275


                        INVESTORS TITLE COMPANY
                           AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements
                            March 31, 1997
                             (Unaudited)

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

   Reference should be made to the "Notes to Consolidated Financial Statements" of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 for a description of accounting policies.

Note 2 - Reinsurance

   The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Premiums assumed and ceded were $22,247 and $68,842, respectively for the three months ended March 31, 1997, and $12,769 and $18,090, respectively for the three months ended March 31, 1996.

Note 3 - Reserves for Possible Claims

   Transactions in the reserves for possible claims for the three months ended March 31, 1997 were as follows:

      Balance, beginning of year         $5,086,065
      Provision, charged to operations      814,821
      Recoveries                             20,343
      Payments of claims                   (485,164)
      Balance, March 31, 1997            $5,436,065

   In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 4 - Leases

   Rent expense totaled $108,021 and $92,292, respectively for the three months ended March 31, 1997 and 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

      The 1996 Form 10-K and the 1996 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

      Results of Operations:
      For the quarter ended March 31, 1997, premiums written increased 23% to $5,487,630, investment income increased 35% to $398,113, revenues increased 27% to $6,045,511, net income increased 15% to $861,054 and net income per share increased 15% to $.31 all compared to the same quarter in 1996.

      Growth in sales has resulted from a combination of continued marketing efforts and a generally healthy real estate market, despite a rise in 30-year fixed mortgage rates to 7.9% in March 1997 compared to 7.62% in March 1996. The volume of business continued to increase in the first quarter of 1997 as the number of policies and commitments issued rose to 34,857, an increase of 8% compared to 32,215 in the same period in 1996. For the quarter ended March 31, 1997, premiums from branch operations increased 9% to $3,107,413 compared to $2,837,889 in the same quarter in 1996. Premiums from agency operations increased 47% to $2,380,217 for the three months ended March 31, 1997 compared to $1,615,000 for the same period in 1996.

      Shown below is a schedule of title premiums written for the three months ended March 31, 1997 and 1996 in all states where our two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

                                            1997                       1996
         Florida                         $22,773                    $19,027
         Georgia                         192,909                     16,419
         Indiana                          18,939                     21,591
         Kentucky                              -                         84
         Maryland                         20,365                     11,474
         Michigan                        668,290                          -
         Mississippi                      10,788                          -
         Nebraska                        158,870                    138,570
         New York                         99,355                     82,479
         North Carolina                2,966,363                  2,784,721
         South Carolina                  408,054                    565,797
         Tennessee                        13,884                     23,010
         Virginia                        884,793                    776,948
            Direct Premiums            5,465,383                  4,440,120
         Reinsurance Assumed              22,247                     12,769
         Total Premiums Written       $5,487,630                 $4,452,889


      Operating expenses increased 31% for the three months ended March 31, 1997 compared to the same period in 1996. Salaries and employee benefits increased due to additional staffing needed to process the rise in premium volume. Office occupancy and operations and premium taxes rose primarily due to the increase in premium volume. The increase in commissions is the result of the Company's expansion into new markets primarily through establishing new agency relationships. The provision for possible claims as a percentage of premiums written was 14.85% for the three months ended March 31, 1997 and 15.3% for the same period in 1996.

      Income tax expense as a percentage of income before income taxes was 27.1% and 28.6% for the three months ended March 31, 1997 and 1996, respectively. The decline in 1997 was primarily due to higher interest income on tax exempt investments in 1997.

      Liquidity and Capital Resources:
      Net cash provided by operating activities for the three months ended March 31, 1997, amounted to $774,379 compared to $988,033 for the same three month period during 1996. This decrease is attributable to the gain on sales of investments, decreases in the provision for deferred income taxes, accounts payable and accrued liabilities, and premium taxes payable, an increase in assets acquired in settlement of claims, partially offset by increases in net income and income taxes payable, and a decrease in receivables in 1997.

      On December 9, 1996, the Board of Directors approved the repurchase by the Company of shares of the Company's common stock from time to time at prevailing market prices. The purpose of the repurchases is to avoid dilution to existing shareholders as a result of issuances of stock in connection with stock options and stock bonuses. Pursuant to this approval, the Company has repurchased 7,900 shares at an average price of $14.99 per share as of April 16, 1997. The Board has authorized management to repurchase up to an additional 142,100 shares.

      Management believes that funds generated from operations (primarily underwriting and investment income) will enable the Company to adequately meet its operating needs. In addition to operational liquidity, the Company maintains a high degree of liquidity within the investment portfolio in the form of short-term investments and other readily marketable securities.

      Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for title insurance will vary with factors beyond the control of the Company such as changes in mortgage interest rates, availability of mortgage funds, level of real estate activity, cost of real estate, consumer confidence, supply and demand for real estate, inflation and general economic conditions; (ii) the risk that losses from claims are greater than anticipated such that reserves for possible claims are inadequate; (iii) the risk that unanticipated adverse changes in securities markets could result in material losses on investments made by the Company; and (iv) the dependence of the Company on key management personnel the loss of whom could have a material adverse affect on the Company's business. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

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

Dated:  May 9, 1997