Form 10-Q
period 1997-06-30
INVESTORS TITLE CO
filed 1997-08-13
CIK 720858

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q



[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:                June 30, 1997


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
Yes    X             No



Shares outstanding of each of the issuer's classes of common stock as of June 30, 1997:

Common Stock, no par value                           2,774,850
         Class                                   Shares Outstanding

             INVESTORS TITLE COMPANY AND SUBSIDIARIES


                              Index


PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

           Consolidated Balance Sheets as of June 30, 1997 and
           December 31, 1996 . . . . . . . . . . . . . . . . . . 3

           Consolidated Statements of Income:
              Three and Six Months Ended June 30, 1997 and 1996. 4

           Consolidated Statements of Cash Flows:
              Six Months Ended June 30, 1997 and 1996  . . . . . 5

           Notes to Consolidated Financial Statements  . . . . . 6


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . 8


PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . .11

        Item 4.  Submission of Matters to a Vote of Security
                 Holders . . . . . . . . . . . . . . . . . . . .11

        Item 6.  Exhibits and Reports on Form 8-K. . . . . . . .11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .12

PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements

            Investors Title Company and Subsidiaries
                  Consolidated Balance Sheets
            As of June 30, 1997 and December 31, 1996
                         (Unaudited)

                                              6/30/97          12/31/96


Assets

Cash and Cash Equivalents                $  5,626,284      $  4,244,570


Investments:

  Held-to-maturity:
    Certificates of deposit                   169,004           169,004
    Bonds - at amortized cost               4,637,317         5,098,368
  Available-for-sale - at market:

    Bonds                                  14,567,157        12,832,724
    Common and nonredeemable
      preferred stocks                      5,137,853         5,473,567
     Total investments                     24,511,331        23,573,663


Receivables:

  Premiums, net                             2,435,733         2,016,122
  Accrued interest and dividends              319,283           321,634
  Recoveries of claims previously paid         37,700            69,334
  Other                                        57,418            35,663
    Total receivables                       2,850,134         2,442,753


Prepaid Expenses and Other Assets             376,285           451,972


Property Acquired in Settlement of Claims     198,500           165,500


Property-At Cost:

  Land                                        782,582           782,582
  Office buildings and improvements         1,293,726         1,293,726
  Furniture, fixtures and equipment         1,927,765         1,843,636
  Automobiles                                 173,627           169,423
    Total                                   4,177,700         4,089,367
  Less accumulated depreciation             1,480,717         1,325,297
    Property, net                           2,696,983         2,764,070


Total Assets                             $ 36,259,517      $ 33,642,528


Liabilities and Stockholders' Equity

Liabilities:

  Accounts payable and accrued
    liabilities                          $    815,793      $    997,759
  Commissions and reinsurance payables         67,744            60,902
  Premium taxes payable                        13,643           101,766
  Income taxes payable:

    Current                                   208,154           175,143
    Deferred                                1,121,573         1,232,716
      Total liabilities                     2,226,907         2,568,286


Reserves for Claims                         6,078,330         5,086,065


Stockholders' Equity:

  Common stock-No par value (shares
    authorized 6,000,000; 2,855,744
    and 2,855,744 shares issued; and
    2,774,850 and 2,767,830 shares
    outstanding 1997 and 1996,
    respectively)                             805,069           722,321
  Retained earnings                        25,581,178        23,745,995
  Net unrealized gain on investments
    (net of deferred taxes: 1997:
    $807,773 ; 1996: $782,959)              1,568,033         1,519,861
      Total stockholders' equity           27,954,280        25,988,177


Total Liabilities and Stockholders'
  Equity                                 $ 36,259,517      $ 33,642,528



                                    Investors Title Company and Subsidiaries
                                        Consolidated Statements of Income
                                              June 30, 1997 and 1996
                                                    (Unaudited)


                                                         For The Three                        For The Six
                                                         Months Ended                         Months Ended
                                                            June 30                             June 30
                                                       1997             1996              1997              1996
Revenues:

    Underwriting income:
      Premiums written                           $   7,703,332    $   5,505,691    $     13,190,962    $   9,958,580
       Less-premiums for reinsurance ceded              41,643           24,199             110,485           42,289
           Net premiums written                      7,661,689        5,481,492          13,080,477        9,916,291
     Investment income-interest and dividends          385,606          314,286             783,719          609,077
     Net Gain (loss) on sales of investments               (32)          48,656             107,049            8,604
     Other                                             144,536           72,196             266,065          141,906
          Total                                      8,191,799        5,916,630          14,237,310       10,675,878


Operating Expenses:

      Salaries                                       1,087,793          919,272           2,079,269        1,781,158
      Commissions to agents                          2,588,253        1,362,102           4,260,341        2,449,054
      Provision for claims                           1,003,167          830,812           1,817,988        1,512,145
      Employee benefits and payroll taxes              486,780          448,131             950,252          730,381
      Office occupancy and operations                  623,376          558,384           1,170,316          987,357
      Business development                             324,805          167,026             470,752          296,191
      Taxes, other than payroll and income             173,702          147,528             346,546          259,080
      Professional fees                                 64,121           38,920              99,257           71,171
      Other                                            241,537           93,066             263,400          191,249
         Total                                       6,593,534        4,565,241          11,458,121        8,277,786


Income Before Income Taxes                           1,598,265        1,351,389           2,779,189        2,398,092


Provision For Income Taxes:

      Current                                          551,221          454,377             908,618          701,622
      Deferred                                         (98,430)         (81,770)           (135,957)         (30,031)
        Total                                          452,791          372,607             772,661          671,591




Net Income                                       $   1,145,474    $     978,782       $   2,006,528    $   1,726,501


Average number of shares outstanding             $   2,773,582    $   2,773,362       $   2,771,264    $   2,778,105


Net Income Per Share                             $        0.41    $        0.35       $        0.72    $        0.62


Dividends Paid                                   $      85,673    $      71,394       $     171,345    $     128,508


Dividends Per Share                              $        0.03    $       0.025       $        0.06    $       0.045


                   Investors Title Company and Subsidiaries

                    Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 1997 and 1996 (Unaudited)

                                                1997            1996
Operating Activities:

Net income                                      $2,006,528      $1,726,501
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:

        Depreciation                               166,434         158,208
        Amortization, net of accretion               2,132           6,942
        Net (gain) loss on disposals of
          property                                     422         (11,910)
        Net gain on sales of investments          (107,049)         (8,604)
        Benefit for deferred income taxes         (135,957)        (30,031)
        Provision for possible claims            1,817,988       1,512,145
        Payments of claims, net of recoveries     (825,723)       (862,145)
        Increase in receivables                   (407,381)       (606,848)
        (Increase) decrease in prepaid expenses
          and other assets                          75,687         (16,417)
        (Increase) decrease in assets acquired
          in settlement of claims                  (33,000)         85,000
        Decrease in accounts payable and
          accrued liabilities                     (181,966)       (197,642)
        Increase (decrease) in commissions
          and reinsurance payables                   6,842          (2,538)
        Decrease in premium taxes payable          (88,123)        (22,839)
        Increase in income taxes payable -
          current                                   33,011          68,014
    Net cash provided by operating activities    2,329,845       1,797,836

Investing Activities:

  Purchases of investments held-to-maturity              0        (897,846)
  Purchases of investments available-for-sale   (2,525,212)     (1,010,755)
  Proceeds from  investments held-to-maturity      460,000         491,019
  Proceeds from  investments available-for-sale  1,305,447         594,960
  Purchases of property                           (120,849)       (171,080)
  Proceeds from sales of property                   21,080          81,979
    Net cash used in investing activities         (859,534)       (911,723)

Financing Activities:

  Dividends paid                                  (171,345)       (128,508)
  Repurchases of common stock, net                  82,748        (255,214)
     Net cash used in financing activities         (88,597)       (383,722)

Net Increase in Cash and Cash Equivalents        1,381,714         502,391
Cash and Cash Equivalents, Beginning of Year     4,244,570       2,527,008
Cash and Cash Equivalents, End of Period        $5,626,284      $3,029,399

Supplemental Disclosures of Cash Flow
  Information:
Cash Paid During the Year for:

    Interest                                            $0              $0

    Income Taxes                                  $875,765        $784,006


                     INVESTORS TITLE COMPANY
                        AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
                          June 30, 1997
                           (Unaudited)

Note 1 - Basis of Presentation

   The consolidated financial statements include Investors Title Company and its subsidiaries, and have been prepared in conformity with generally accepted accounting principles. In the opinion of management all necessary adjustments have been reflected for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements. All such adjustments are of a normal recurring nature. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

   Reference should be made to the "Notes to Consolidated Financial Statements" of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 for a description of accounting policies.

Note 2 - Reserves for Claims

   Transactions in the reserve for claims for the six months ended June 30, 1997 were as follows:

      Balance, beginning of year         $5,086,065
      Provision, charged to operations    1,817,988
      Recoveries                             65,703
      Payments of claims                   (891,426)
      Balance, June 30, 1997             $6,078,330

   In management's opinion, the reserve is adequate to cover claim losses which might result from pending and possible claims.

Note 3 - New Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board
   issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") which specifies a new methodology for computing earnings per share. SFAS 128 replaces the presentation of primary and fully diluted earnings per share pursuant to Accounting Principles Board Opinion No. 15 -
   "Earnings per Share" ("APB 15") with the presentation of basic and diluted earnings per share.  Basic earnings per share
   excludes the dilutive effect of common stock equivalents and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted
                               6
   earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS 128 must be adopted for financial statements issued after December 15, 1997. Restatement of prior-period earnings per share data is required. Earnings per share will be computed under APB 15 until that time. The Company does not believe that implementation of SFAS 128 will materially affect its financial results.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company is required to adopt SFAS 130 for the year ended December 31, 1998. Management has not determined the impact of this Statement.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

      The 1996 Form 10-K and the 1996 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

      Results of Operations:
      For the quarter ended June 30, 1997, premiums written increased 40% to $7,703,332, investment income increased 23% to $385,606, revenues increased 38% to $8,191,799, net income increased 17% to $1,145,474 and net income per share increased 17% to $.41 all compared to the same quarter in 1996.

      For the six months ended June 30, 1997, premiums written increased 32% to $13,190,962, investment income increased 29% to $783,719, revenues increased 33% to $14,237,310, net income increased 16% to $2,006,528 and net income per share increased 16% to $.72 all compared to the same period in 1996.

      Sales growth in 1997 has resulted from a combination of continued marketing efforts and a healthy real estate market.
      The volume of business continued to increase in the second quarter of 1997 as the number of policies and commitments issued rose to 46,946, an increase of 27% compared to 37,027 in the same period in 1996. The average premium per policy has risen primarily due to increased business in operating areas with higher premium rates. Policies and commitments issued for the six months ended June 30, 1997 were 81,803 compared to 69,242 in 1996. Shown below is a breakdown of branch and agency premiums:

                     Three Months Ended                  Six Months Ended
                           June 30                             June 30
                     1997    %        1996    %         1997    %        1996    %
      Branch   $4,006,363   52  $3,493,143   63  $ 7,113,776   54  $6,331,032   64
      Agency   $3,696,969   48  $2,012,548   37  $ 6,077,186   46  $3,627,548   36
      Total    $7,703,332  100  $5,505,691  100  $13,190,962  100  $9,958,580  100


      Premiums written from branch operations increased 12% in 1997 compared to 1996. Agency premiums increased 68% in 1997 compared to 1996.

      The following table shows title premiums written for the three and six months ended June 30, 1997 and 1996 in all states where our two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:
                               8


                           Three Months Ended        Six Months End
                                June 30                 June 30
                         1997            1996         1997         1996
      Florida            17,062        22,194      $39,835      $41,221
      Georgia           118,741        27,203      311,650       43,622
      Indiana            30,279        27,411       49,218       49,002
      Kentucky                0             0            0           84
      Maryland           28,239        16,219       48,604       27,693
      Michigan        1,249,142        24,365    1,917,432       24,365
      Minnesota           7,719             0        7,719            0
      Mississippi         4,982             0       15,770            0
      Nebraska          171,739       134,659      330,609      273,229
      New York          118,175       133,257      217,530      215,736
      North Carolina  3,945,470     3,447,972    6,911,833    6,232,693
      South Carolina    692,295       630,318    1,100,349    1,196,115
      Tennessee          62,683        18,559       76,567       41,569
      Virginia        1,241,178     1,013,997    2,125,971    1,790,945
      Direct Premiums 7,687,704     5,496,154   13,153,087    9,936,274
      Reinsurance        15,628         9,537       37,875       22,306
      Total Premiums $7,703,332    $5,505,691  $13,190,962   $9,958,580



      Operating expenses increased 44% and 38% for the three and six months ended June 30, 1997, respectively, when compared to the same periods in 1996. Salaries and employee benefits increased primarily due to additional staffing needed to process the rise in premium volume. Office occupancy and operations, business development, and premium taxes increased primarily due to the increase in premium volume. The increase in commissions is the result of the Company's expansion into new markets primarily through establishing new agency relationships.

      For the three months ended June 30, 1997, the provision for claims as a percentage of premiums written was 13.02% compared to 15.09% for same period in 1996. For the six months ended June 30, 1997, the provision for claims as percentage of premiums written was 13.78% compared to 15.18% for the same period in 1996. The lower provision in 1997 was primarily the result of an improvement in claims experience. The reserve for claims has increased $992,265 in 1997 compared to year-end based on management's assessment of the reserve.

      Income tax expense as percentage of income before income taxes was 27.8% and 28% for the six months ended June 30, 1997 and 1996, respectively.

      Liquidity and Capital Resources:
      Net cash provided by operating activities for the six months ended June 30, 1997, amounted to $2,329,845 compared to $1,797,836 for the same six month period during 1996. This increase is attributable to the increase in net income and a number of other factors, including a smaller increase in receivables, a decrease in prepaid expenses and other assets, and a higher provision for possible claims in 1997, partially offset by a
                               9
      net gain on sales of investments, a larger benefit for deferred income taxes and an increase in assets acquired in settlement of claims in 1997.

      On December 9, 1996, the Board of Directors approved the repurchase by the Company of shares of the Company's common stock from time to time at prevailing market prices. The purpose of the repurchases is to avoid dilution to existing shareholders as a result of issuances of stock in connection with stock options and stock bonuses. Pursuant to this approval, the Company has repurchased 8,250 shares at an average purchase price of $14.97 per share as of July 17, 1997. The Board has authorized management to repurchase up to an additional 141,750 shares.

      Management believes that funds generated from operations (primarily underwriting and investment income) will enable the Company to adequately meet its operating needs. In addition to operational liquidity, the Company maintains a high degree of liquidity within the investment portfolio in the form of short-term investments and other readily marketable securities.

      Safe Harbor Statement
      Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for title insurance will vary with factors beyond the control of the Company such as changes in mortgage interest rates, availability of mortgage funds, level of real estate activity, cost of real estate, consumer confidence, supply and demand for real estate, inflation and general economic conditions; (ii) the risk that losses from claims are greater than anticipated such that reserves for possible claims are inadequate; (iii) the risk that unanticipated adverse changes in securities markets could result in material losses on investments made by the Company; and (iv) the dependence of the Company on key management personnel the loss of whom could have a material adverse affect on the Company's business. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.
                               10

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      Investors Title Company's Annual Meeting of Shareholders was held May 13, 1997. The proposals voted upon and the results of the voting were as follows:

      1.  Election of three Directors for a three-year term.

                                                                             Broker
                            For        Against    Abstentions    Withheld    Non-votes

      James A. Fine, Jr.  2,339,426      N/A          N/A         20,811        N/A

      James R. Morton     2,346,726      N/A          N/A         13,511        N/A

      Lillard H. Mount    2,342,564      N/A          N/A         17,673        N/A


      2.  Approval of the 1997 Stock Option and Restricted Stock
      Plan.

                                                                             Broker
                            For        Against    Abstentions    Withheld    Non-votes

                          1,866,852     47,849      28,420       N/A            N/A

      3. Ratification of the selection of Deloitte & Touche LLP,
         Certified Public Accountants to audit the books and accounts of the Company for the calendar year ending
         December 31, 1997.


                                                                             Broker
                            For        Against    Abstentions    Withheld    Non-votes

                          2,350,459      8,898         880       N/A            N/A

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             (10)(ix) Form of Nonqualified Stock Agreement to nonemployee directors dated May 13, 1997 included herewith.

             (27)  Financial Data Schedule included herewith.

         (b) Reports on Form 8-K

             There were no reports filed on Form 8-K for this quarter.

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed in its behalf by the undersigned hereunto duly authorized.

                                            INVESTORS TITLE COMPANY
                                                 (Registrant)




                                            By: /s/James A. Fine, Jr.
                                                James A. Fine, Jr.
                                                President



                                            By: /s/Elizabeth P. Bryan
                                                Elizabeth P. Bryan
                                                Vice President
                                                (Principal Accounting
                                                Officer)

Dated:  August 11, 1997