Form 10-Q
period 1997-09-30
INVESTORS TITLE CO
filed 1997-11-12
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:                September 30, 1997
                               ----------------------------------

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to ___________________


Commission File Number:                              0-11774
                         _________________________________________

                                    INVESTORS TITLE COMPANY
                                    -----------------------

             (Exact name of registrant as specified in its charter)


North Carolina                                         56-1110199
--------------                                         ----------
(State of Incorporation)                            (I.R.S. Employer)



121 North Columbia Street, Chapel Hill, North Carolina      27514
------------------------------------------------------      -----
(Address of Principal Executive Offices)                 (Zip Code)



                                   (919) 968-2200
                                   --------------
                ( Registrant's Telephone Number Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



Shares outstanding of each of the issuer's classes of common stock as of September 30, 1997:

Common Stock, no par value                      2,793,682
--------------------------                      ---------
         Class                             Shares Outstanding

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES


                                      Index


PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements:

    Consolidated Balance Sheets as of September 30, 1997
     and December 31, 1996.................................................3

    Consolidated Statements of Income:
          Three and Nine Months Ended September 30, 1997 and 1996 .........4

    Consolidated Statements of Cash Flows:
          Nine Months Ended September 30, 1997 and 1996 ...................5

    Notes to Consolidated Financial Statements ............................6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................8


PART II  OTHER INFORMATION  ...............................................11


 Item 6.  Exhibits and Reports on Form 8-K ................................11


SIGNATURES.................................................................12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                  Investors Title Company and Subsidiaries
                                         Consolidated Balance Sheets
                               As of September 30, 1997 and December 31, 1996
                                                 (Unaudited)
                                                                                  9/30/97           12/31/96

Assets
Cash and Cash Equivalents                                                  $     4,309,264    $     4,244,570
                                                                             --------------    ---------------
Investments:
  Held-to-maturity:
    Certificates of deposit                                                        130,985            169,004
    Bonds - at amortized cost                                                    4,624,864          5,098,368
  Available-for-sale - at market:
    Bonds                                                                       17,523,066         12,832,724
    Common and nonredeemable preferred stocks                                    6,255,731          5,473,567
                                                                             --------------    ---------------
     Total investments                                                          28,534,646         23,573,663
                                                                             --------------    ---------------
Receivables:
  Premiums, net                                                                  2,897,167          2,016,122
  Accrued interest and dividends                                                   386,895            321,634
  Recoveries of claims previously paid                                              37,457             69,334
  Other                                                                             80,920             35,663
                                                                             --------------    ---------------
    Total receivables                                                            3,402,439          2,442,753
                                                                             --------------    ---------------
Prepaid Expenses and Other Assets                                                  304,687            451,972
                                                                             --------------    ---------------
Property Acquired in Settlement of Claims                                          123,500            165,500
                                                                             --------------    ---------------
Property-At Cost:
  Land                                                                             782,582            782,582
  Office buildings and improvements                                              1,293,726          1,293,726
  Furniture, fixtures and equipment                                              2,039,254          1,843,636
  Automobiles                                                                      181,093            169,423
                                                                             --------------    ---------------
    Total                                                                        4,296,655          4,089,367
  Less accumulated depreciation                                                  1,549,065          1,325,297
                                                                             --------------    ---------------
    Property, net                                                                2,747,590          2,764,070
                                                                             --------------    ---------------
Total Assets                                                               $    39,422,126    $    33,642,528
                                                                             ==============    ===============
Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable and accrued liabilities                                 $       996,743    $       997,759
  Commissions and reinsurance payables                                              47,188             60,902
  Premium taxes payable                                                            115,861            101,766
  Income taxes payable:
    Current                                                                        394,206            175,143
    Deferred                                                                     1,049,280          1,232,716
                                                                             --------------    ---------------
      Total liabilities                                                          2,603,278          2,568,286
                                                                             --------------    ---------------
Reserves for Claims                                                              7,171,295          5,086,065
                                                                             --------------    ---------------
Stockholders' Equity:
  Common stock-No par value (shares authorized 6,000,000;
  2,855,744 and 2,855,744 shares issued; and 2,793,682 and
  2,767,830 shares outstanding 1997 and 1996, respectively)                        818,235            722,321
  Retained earnings                                                             26,824,078         23,745,995
  Net unrealized gain on investments
    (net of deferred taxes: 1997: $1,033,003; 1996: $782,959)                    2,005,240          1,519,861
                                                                             --------------    ---------------
      Total stockholders' equity                                                29,647,553         25,988,177
                                                                             --------------    ---------------
Total Liabilities and Stockholders' Equity                                 $    39,422,126    $    33,642,528
                                                                             ==============    ===============

                                              3


                                         Investors Title Company and Subsidiaries
                                              Consolidated Statements of Income
                                                 September 30, 1997 and 1996
                                                         (Unaudited)

                                                              For The Three                                For The Nine
                                                              Months Ended                                 Months Ended
                                                              September 30                                 September 30
                                                   ----------------------------------          --------------------------------
                                                          1997               1996                     1997              1996
                                                          ----               ----                     ----              ----
Revenues:
    Underwriting income:
       Premiums written                             $   8,164,156      $   5,604,538          $    21,355,118    $  15,563,118
       Less-premiums for reinsurance ceded                 57,996             30,295                  168,481           72,584
                                                   ---------------   ----------------          ---------------   --------------
           Net premiums written                         8,106,160          5,574,243               21,186,637       15,490,534
     Investment income-interest and dividends             412,742            329,113                1,196,461          938,190
     Net gain on sales of investments                     126,338             38,206                  233,387           46,810
     Other                                                137,101             82,990                  403,166          224,896
                                                   ---------------   ----------------          ---------------   --------------
          Total                                         8,782,341          6,024,552               23,019,651       16,700,430
                                                   ---------------   ----------------          ---------------   --------------

Operating Expenses:
      Salaries                                          1,211,227          1,055,299                3,290,496        2,836,457
      Commissions to agents                             2,709,484          1,535,595                6,969,825        3,984,649
      Provision for claims                              1,282,844            714,513                3,100,832        2,226,658
      Employee benefits and payroll taxes                 394,475            296,899                1,344,727        1,027,280
      Office occupancy and operations                     635,446            555,629                1,805,762        1,542,986
      Business development                                248,382            136,261                  719,134          432,452
      Taxes, other than payroll and income                195,001            183,454                  541,547          442,534
      Professional fees                                   115,723             42,595                  214,980          113,766
      Other                                               108,347             26,443                  371,747          217,692
                                                   ---------------   ----------------          ---------------   --------------
         Total                                          6,900,929          4,546,688               18,359,050       12,824,474
                                                   ---------------   ----------------          ---------------   --------------
Income Before Income Taxes                              1,881,412          1,477,864                4,660,601        3,875,956
                                                   ---------------   ----------------          ---------------   --------------
Provision For Income Taxes                                552,840            405,514                1,325,501        1,077,105
                                                   ---------------   ----------------          ---------------   --------------
Net Income                                          $   1,328,572      $   1,072,350          $     3,335,100    $   2,798,851
                                                   ===============   ================          ===============   ==============
Average number of shares outstanding                    2,789,123          2,767,211                2,777,217        2,774,409
                                                   ===============   ================          ===============   ==============
Net Income Per Share                                $        0.48      $        0.39          $          1.20    $        1.01
                                                   ===============   ================          ===============   ==============
Dividends Paid                                      $      85,672      $      71,394          $       257,017    $     199,902
                                                   ===============   ================          ===============   ==============
Dividends Per Share                                 $        0.03      $       0.025          $          0.09    $        0.07
                                                   ===============   ================          ===============   ==============


                              Investors Title Company and Subsidiaries
                                Consolidated Statements of Cash Flows
                                For the Nine Months Ended
                                 September 30, 1997 and 1996 (Unaudited)

                                                                                   1997                 1996
                                                                                   ----                 ----

Operating Activities:
Net income                                                                    $3,335,100           $2,798,851
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                             253,330              239,261
        Provision for losses on premiums receivable                              150,000               30,000
        Amortization, net of accretion                                             3,092                9,287
        Net (gain) loss on disposals of property                                   6,991              (10,991)
        Net gain on sales of investments                                        (233,387)             (46,810)
        Provision (benefit) for deferred income taxes                           (433,480)              40,010
        Provision for possible claims                                          3,100,832            2,226,658
        Payments of claims, net of recoveries                                 (1,015,602)          (1,276,658)
        Increase in receivables                                               (1,109,686)            (234,321)
        (Increase) decrease in prepaid expenses and other assets                 147,285              (16,082)
        Decrease in assets acquired in settlement of claims                       42,000               85,000
        Decrease in accounts payable and accrued liabilities                      (1,016)             (72,113)
        Increase (decrease) in commissions and reinsurance payables              (13,714)               5,514
        Increase in premium taxes payable                                         14,095               55,354
        Increase (decrease) in income taxes payable - current                    219,063             (119,500)
                                                                        -----------------     ----------------
    Net cash provided by operating activities                                  4,464,903            3,713,460
                                                                        -----------------     ----------------

Investing Activities:
  Purchases of investments held-to-maturity                                            0             (997,220)
  Purchases of investments available-for-sale                                 (6,757,604)          (2,833,523)
  Proceeds from  investments held-to-maturity                                    512,023              862,019
  Proceeds from  investments available-for-sale                                2,250,316              964,146
  Purchases of property                                                         (273,921)            (251,062)
  Proceeds from sales of property                                                 30,080               84,354
                                                                        -----------------     ----------------
    Net cash used in investing activities                                     (4,239,106)          (2,171,286)
                                                                        -----------------     ----------------
Financing Activities:
  Dividends paid                                                                (257,017)            (199,902)
  Repurchases of common stock, net                                                95,914             (291,990)
                                                                        -----------------     ----------------
     Net cash used in financing activities                                      (161,103)            (491,892)
                                                                        -----------------     ----------------
Net Increase in Cash and Cash Equivalents                                         64,694            1,050,282
Cash and Cash Equivalents, Beginning of Year                                   4,244,570            2,527,008
                                                                        -----------------     ----------------
Cash and Cash Equivalents, End of Period                                      $4,309,264           $3,577,290
                                                                        =================     ================
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year for:
    Income Taxes                                                              $1,540,075           $1,329,196
                                                                        =================     ================


                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

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

Note 2 - Reserves for Claims

      Transactions in the reserve for claims for the nine months ended September 30, 1997 were as follows:

           Balance, beginning of year                       $5,086,065
           Provision, charged to operations                  3,100,832
           Recoveries                                          182,540
           Payments of claims                               (1,198,142)
                                                            ----------
           Balance, September 30, 1997                      $7,171,295
                                                            ==========

      In management's opinion, the reserve is adequate to cover claim losses which might result from pending and possible claims.

Note 3 - New Accounting Pronouncements

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") which specifies a new methodology for computing earnings per share. SFAS 128 replaces the presentation of primary and fully diluted earnings per share pursuant to Accounting Principles Board Opinion No. 15
      - "Earnings per Share" ("APB 15") with the presentation of basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS 128 must be adopted for financial statements issued after December 15, 1997. Restatement of prior-period earnings per share data is required. Earnings per share will be computed under APB 15 until that time. The Company does not believe that implementation of SFAS 128 will materially affect its financial results.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

           The 1996 Form 10-K and the 1996 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

           Results of Operations:
           ----------------------
           For the quarter ended September 30, 1997, net premiums written increased 45% to $8,106,160, investment income increased 25% to $412,742, revenues increased 46% to $8,782,341, net income increased 24% to $1,328,572 and net income per share increased 23% to $.48 all compared to the same quarter in 1996.

           For the nine months ended September 30, 1997, net premiums written increased 37% to $21,186,637, investment income increased 28% to $1,196,461, revenues increased 38% to $23,019,651, net income increased 19% to $3,335,100 and net income per share increased 19% to $1.20 all compared to the same period in 1996.

           Sales growth in 1997 has resulted from a combination of continued marketing efforts and a healthy real estate market. The volume of business continued to increase in the third quarter of 1997 as the number of policies and commitments issued rose to 50,592, an increase of 40% compared to 36,149 in the same period in 1996. Policies and commitments issued for the nine months ended September 30, 1997 were 132,373 compared to 105,391 in 1996. Shown below is a breakdown of branch and agency net premiums written:

                                     Three Months Ended                             Nine Months Ended
                                      September 30                                  September 30
                               1997     %            1996     %             1997      %             1996      %
                               ----     -            ----     -             ----      -             ----      -

           Branch        $4,214,875    52      $3,303,715    59      $11,239,489     53        $9,606,581    62
           Agency        $3,891,285    48      $2,270,528    41       $9,947,148     47        $5,883,953    38
                         ----------    --      ----------    --       ----------     --        ----------    --
           Total         $8,106,160   100      $5,574,243   100      $21,186,637    100       $15,490,534   100
                         ==========   ===      ==========   ===      ===========    ===       ===========   ===

           Premiums written from branch operations increased 17% in 1997 compared to 1996. Agency premiums increased 69% in 1997 compared to 1996.

           The following table shows title premiums written for the three and nine months ended September 30, 1997 and 1996 in all states where our two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:


                                                Three Months Ended                         Nine Months Ended
                                                September 30                               September 30
                                            1997                 1996                  1997                  1996
                                            ----                 ----                  ----                  ----

           Florida                    $   18,939            $  19,579            $    58,774             $    60,800
           Georgia                       129,467               61,031                441,117                 104,653
           Indiana                        21,319               26,285                 70,537                  75,287
           Kentucky                          173                   60                    173                     144
           Maryland                       22,113               21,839                 70,717                  49,532
           Michigan                    1,389,510               78,660              3,306,942                 103,025
           Minnesota                      51,491                    0                 59,210                       0
           Mississippi                     3,407                    0                 19,177                       0
           Nebraska                      108,913              139,374                439,522                 412,603
           New York                       99,573              159,661                317,103                 375,397
           North Carolina              4,201,611            3,278,178             11,113,444               9,510,871
           South Carolina                819,752              797,955              1,920,101               1,994,070
           Tennessee                      34,060               43,113                110,627                  84,682
           Virginia                    1,257,248              970,653              3,383,219               2,761,598
           Reinsurance, net              (51,416)             (22,145)              (124,026)                (42,128)
                                        --------             --------              ---------               --------
           Total Premiums             $8,106,160           $5,574,243            $21,186,637             $15,490,534
                                      ===========          ===========           ============            ===========

           Operating expenses increased 52% and 43% for the three and nine months ended September 30, 1997, respectively, when compared to the same periods in 1996. Salaries and employee benefits increased primarily due to additional staffing needed to process the rise in premium volume. Office occupancy and operations, business development, and premium taxes increased primarily due to the increase in premium volume. The increase in commissions is the result of the Company's expansion into new markets primarily through establishing new agency relationships.

           For the three months ended September 30, 1997, the provision for claims as a percentage of net premiums written was 15.8% compared to 12.8% for same period in 1996. For the nine months ended September 30, 1997, the provision for claims as percentage of premiums written was 14.6% compared to 14.4% for the same period in 1996. The higher provision in 1997 was primarily the result of increases in claims reserves. The reserves for claims have increased $2,085,230 in 1997 compared to year-end based on management's assessment of the reserves.

           Income tax expense as a percentage of income before income taxes was 28.4% and 27.8% for the nine months ended September 30, 1997 and 1996, respectively, and 29.4% and 27.4% for the three months ended September 30, 1997 and 1996, respectively.

           Liquidity and Capital Resources:
           Net cash provided by operating activities for the nine months ended September 30, 1997, amounted to $4,464,903 compared to $3,713,460 for the same nine month period during 1996. This increase is attributable to the increase in net income and a number of other factors, including a higher provision for possible claims (net of payments), an increase in the provision for losses on premiums receivable, a decrease in prepaid expenses and other assets, and an increase in current income taxes payable in 1997, partially offset by a net gain on sales of investments, a benefit for deferred income taxes and an increase in receivables in 1997.

           On December 9, 1996, the Board of Directors approved the repurchase by the Company of shares of the Company's common stock from time to time at prevailing market prices. The purpose of the repurchases is to avoid dilution to existing shareholders as a result of issuances of stock in connection with stock options and stock bonuses. Pursuant to this approval, the Company has repurchased 21,494 shares at an average purchase price of $16.96 per share as of September 30, 1997, including 13,244 shares purchased at an average purchase price of $18.20 during the quarter ended September 30, 1997. The Board has authorized management to repurchase up to an additional 128,506 shares.

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

                                              INVESTORS TITLE COMPANY
                                               (Registrant)




                                             By: /s/James A. Fine, Jr.
                                                 -------------------------
                                                 James A. Fine, Jr.
                                                 President



                                             By: /s/Elizabeth P. Bryan
                                                 -------------------------
                                                 Elizabeth P. Bryan
                                                 Vice President
                                                (Principal Accounting Officer)

Dated:  November 11, 1997