Form 10-K405
period 1997-12-31
INVESTORS TITLE CO
filed 1998-03-26
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. _X_

On February 17, 1998, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $63,184,292.

On February 17, 1998, the number of common shares outstanding was 2,803,915.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                Form 10-K Reference
----------                                               -------------------
Portions of Annual Report to Shareholders                Part I,  Items 1 and 2
for fiscal year ended December 31, 1997                  Part II, Items 5 - 8
                                                         Part IV, Item 14
Portions of Proxy Statement (in connection with          Part III, Items 10 - 13
Annual Meeting to be held on May 12, 1998)

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

     ITIC was incorporated in the State of North Carolina on January 28, 1972, and became licensed to write title insurance in the State of North Carolina on February 1, 1972. Since that date it has primarily written land title insurance as a primary insurer and as a reinsurer in the States of North Carolina and South Carolina. In addition, the Company currently writes title insurance through issuing agents or branch offices in the States of Arkansas, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Nebraska, Pennsylvania, Tennessee, Virginia and West Virginia. Agents issue policies for ITIC and may also perform other services such as acting as escrow agents.

     ITIC is also licensed to write title insurance in the District of Columbia and the States of Alabama, Arizona, Colorado, Connecticut, Delaware, Idaho, Illinois, Kansas, Louisiana, Massachusetts, Missouri, Montana, Nevada, New Jersey, North Dakota, Ohio, Oklahoma, Texas, Utah and Wisconsin.

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

     In the State of North Carolina, title insurance commitments and policies are issued by the home office and branch offices. ITIC has 27 branch offices in North Carolina.

     In the ordinary course of business, ITIC and NE-ITIC reinsure certain risks with other title insurers for the purpose of limiting their exposure and also assume reinsurance for certain risks of other title insurers for which they receive additional income. Reinsurance activities account for less than 1% of total premium volume.

     ITIC currently assumes primary risks up to $1,500,000, reinsures the next $250,000 of risk with NE-ITIC, and all risks above $1,750,000 are then reinsured with a non-related reinsurer.

     NE-ITIC currently assumes primary risks up to $250,000, reinsures the next $1,500,000 of risk with ITIC, and reinsures all amounts above $1,750,000 with a non-related reinsurer.

     Each insurance subsidiaries' risk retention limits are self-imposed and more conservative than state insurance regulations.

     ITIC is the leading title insurer of North Carolina property and has held this position fourteen years. ITIC's financial stability was recognized by a Fannie Mae and Freddie Mac approved actuarial firm with a rating of "A Double Prime - unsurpassed financial stability."

     NE-ITIC's financial stability was recognized by a Fannie Mae and Freddie Mac approved actuarial firm with a rating of "A Prime - unsurpassed financial stability."

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

Operations of Subsidiaries

     ITIC offers primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance premiums written are for a one-time initial payment, with no recurring premiums. Schedule A summarizes the insurance premiums written during the years 1995 through 1997 by this subsidiary.

     NE-ITIC offers primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance premiums written are for a one-time initial payment with no recurring premiums. Schedule A summarizes the insurance premiums written during the years 1995 through 1997 by this subsidiary.

     ITEC offers services in connection with tax-free exchanges. Schedule A summarizes total revenues during the years 1995 through 1997.

     SCDP had  revenues of $4,186,  $3,712 and  $40,926 in 1997,  1996 and 1995,
respectively.

     For a description of Premiums Written geographically, refer to the Management's Discussion and Analysis of Results of Operations and Financial Condition in the 1997 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

Seasonality

     Title insurance premiums are closely related to the level of real estate activity and the average price of real estate sales. The availability of funds to finance purchases directly affects real estate sales. Other factors include consumer confidence, economic conditions, supply and demand, mortgage interest rates and family income levels. Historically, the first quarter has the least real estate activity, while the remaining quarters are more active. Fluctuations in mortgage interest rates can cause shifts in real estate activity outside of the normal seasonal pattern.

Marketing

     ITIC's current and future marketing plan is to provide fast and efficient service in the delivery of title insurance coverage through a home office, branch offices, and issuing agents. In North Carolina, ITIC operates through a home office and 27 branch offices. In South Carolina, ITIC operates through a branch office and issuing agents located conveniently to customers throughout the State. ITIC also operates through issuing agents in Arkansas, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Nebraska, Pennsylvania, Tennessee, Virginia and West Virginia. ITIC intends

================================================================================

                                   SCHEDULE A
                        INVESTORS TITLE INSURANCE COMPANY
                              NET PREMIUMS WRITTEN
                         For The Years Ended December 31

         1997                          1996                          1995

     $29,434,155                   $20,577,779                   $15,469,394
     ===========                   ===========                   ===========



                   NORTHEAST INVESTORS TITLE INSURANCE COMPANY
                              NET PREMIUMS WRITTEN
                         For The Years Ended December 31

         1997                          1996                          1995

       $441,195                      $533,376                      $384,746
       ========                      ========                      ========



                      INVESTORS TITLE EXCHANGE CORPORATION
                                   FEES EARNED
                         For The Years Ended December 31

         1997                          1996                          1995

       $542,688                      $272,998                       $241,281
       ========                      ========                       ========

================================================================================
to establish branch and/or agency offices in the other states in which it is licensed. A time frame has not been determined for any additional expansion.

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

Reserves

     The reserves for claims for financial reporting purposes are established based on criteria discussed in Notes 1 and 6 to the Financial Statements incorporated by reference in this Form 10-K Annual Report.

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

     NE-ITIC has established and maintains a statutory premium reserve as required by the insurance laws and regulations of the State of New York. A $1.50 for each risk assumed under a policy or commitment plus one-eightieth of one percent of the face amount of each commitment or policy, reduced by that portion of the reserve established 15 years earlier are accumulated in a statutory premium reserve for years up to 1985. In subsequent years, the addition to the reserve is calculated in the same manner but is reduced annually by 5%.

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

     In addition to the financial statements which are required to be filed as part of this report and are prepared on the basis of generally accepted accounting principles, the Company's insurance subsidiaries also prepare financial statements in accordance with statutory accounting principles prescribed or permitted by state regulations. Based upon the latter principles, as of December 31, 1997, ITIC reported $18,779,979 of capital and surplus, and net income of $4,148,233; and NE-ITIC reported $2,121,078 of capital and surplus, and net income of $166,303.

     ITIC and NE-ITIC both meet the minimum capital and surplus requirements of the states in which they are licensed.

Competition

     ITIC currently operates primarily in Michigan, North Carolina, South Carolina and Virginia. ITIC's major competitors are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title
Insurance Company, First American Title Insurance Company, Lawyers Title Insurance Corporation, Old Republic National Title Insurance Company and Stewart Title Guaranty Company. ITIC and NE-ITIC have a number of competitors in each state where they operate. The title insurance industry is highly competitive. Key elements which affect competition are price, expertise, timeliness and quality of service, financial strength and size of the insurer.

Investments

     The Company and its subsidiaries derive a substantial portion of their income from investments in bonds (municipal and corporate) and equity securities. The investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose certain restrictions upon the types and amounts of investments that can be made by the Company's insurance subsidiaries.

     The Company, ITIC, NE-ITIC, ITEC and SCDP had investment income as set out in the following table for the years 1993 through 1997:

                           FOR THE YEARS ENDED DECEMBER 31

                     1997         1996         1995         1994         1993
                  ----------   ----------   ----------   ----------   ----------
Company           $   15,295   $   67,162   $   16,238   $   12,225   $   10,529

ITIC               1,476,807    1,161,795    1,007,255      926,976      842,367

NE-ITIC              126,426      121,007      111,939      103,600      100,576

ITEC                   9,616        2,708        3,457        3,911          968

SCDP                      44          260        1,747            0            0
                  ----------   ----------   ----------   ----------   ----------

TOTAL             $1,628,188   $1,352,932   $1,140,636   $1,046,712   $  954,440
                  ==========   ==========   ==========   ==========   ==========

     See Note 3 to the Financial Statements incorporated herein by reference for the major categories of investments, earnings by investment categories, scheduled maturities, amortized cost, and market values of investment securities.

Employees

     The Company, ITEC, NE-ITIC and SCDP have no paid employees. Officers of the Company are full-time paid employees of ITIC, which had 153 full-time employees and 29 part-time employees as of December 31, 1997.

Trademark

     The  Company's  subsidiary,   ITIC,  registered  its  logo  with  the  U.S.
Patent-Trademark Office in February, 1987. The loss of said registration, in the Company's opinion, would not materially affect its business.

ITEM 2.  PROPERTIES

     The Company owns property located at 135-137 East Rosemary Street, Chapel Hill, North Carolina. This property currently serves as a parking facility.

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

     See Note 9 to the Financial Statements incorporated herein by reference for the amounts of future minimum lease payments. Each of the office facilities occupied by the Company and its subsidiaries are in good condition and adequate for present operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in litigation on a number of claims which arise in the normal course of business, none of which, in the opinion of management are expected to have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

Identification of Executive Officers

     The following table sets forth the executive officers of the Company as of December 31, 1997. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the board or until his respective successor has been elected.

                             Position with                  Officer     Term to
Name                  Age     Registrant                     Since       Expire
----                  ---     ----------                     -----       ------

J. Allen Fine         63     Chairman,                       1973         1998
                             Director and
                             CEO

James A. Fine, Jr.    35     President, Director and         1987         1998
                             Treasurer

W. Morris Fine        31     Executive Vice                  1992         1998
                             President and
                             Secretary

Elizabeth P. Bryan    37     Vice President                  1987         1998
                             and Assistant Secretary

L. Dawn Martin        32     Vice President                  1993         1998
                             and Assistant Secretary

     J. Allen Fine, Chief Executive Officer and Chairman of the Board of Directors, is the father of James A. Fine, Jr., President, Director and
Treasurer of the Company, and W. Morris Fine, Executive Vice President and Secretary of the Company.

     The business experience of the Executive Officers of the Company is set forth below:

     J. Allen Fine was the principal organizer of ITIC and has been Chairman of the Board and Chief Executive Officer of that Company, the Registrant, and NE-ITIC since their incorporation. Mr. Fine also served as President of ITIC until February, 1997. Mr. Fine also serves as Chairman of the Board of ITEC and as a Director of SCDP. Mr. Fine is the father of James A. Fine, Jr., President, Director and Treasurer of the Company, and W. Morris Fine, Executive Vice President and Secretary of the Company.

James A. Fine, Jr. joined the Company in 1986 as Investment Manager of ITIC and NE- ITIC. In 1987 he was named Vice President of the Company, and Vice President-Finance of ITIC and Vice President of NE-ITIC. In 1988, he was named President and Director of ITEC. In 1990, he was appointed Director of ITIC and in 1991 was appointed Director of NE-ITIC. In 1994, Mr. Fine was named Vice President and Director of SCDP. In 1996, he was named Executive Vice President and Chief Financial Officer of NE-ITIC and President of SCDP. In 1997, Mr. Fine was named President and Treasurer and appointed a Director of the Company, named Executive Vice President, Treasurer and Chief Financial Officer of ITIC and named Chairman of SCDP. James A. Fine, Jr.

is the son of J. Allen Fine, Chief Executive Officer and Chairman of the Board of the Company, and brother of W. Morris Fine, Executive Vice President and Secretary of the Company.

     W. Morris Fine joined the Company in July, 1992, and was subsequently named Vice President of the Company, Vice President-Marketing of ITIC, and Vice President of ITEC. In 1993, Mr. Fine was named Treasurer of the Company and ITIC; Vice President and Director of NE-ITIC; and Director of ITIC and ITEC. In 1994, Mr. Fine was named Treasurer and Director of SCDP. In 1995, he was named Treasurer of NE-ITIC. In 1996, he was named Executive Vice President and Chief Operating Officer of NE-ITIC. In 1997, Mr. Fine was named Executive Vice
President  and  Secretary  of the Company,  and  President  and Chief  Operating
Officer of ITIC. In 1998, Mr. Fine was named President and Chief Operating Officer of NE-ITIC. Morris Fine is the son of J. Allen Fine, Chairman and Chief Executive Officer of the Company, and brother of James A. Fine, Jr., President, Director and Treasurer of the Company.

Elizabeth P. Bryan joined the Company in 1985 as Controller of the Company, ITIC and NE-ITIC. In 1987 she was named Vice President of the Company, Vice President-Accounting of ITIC and Vice President of NE-ITIC. In 1988, Ms. Bryan was named Vice President, Treasurer and Director of ITEC. In 1996, she was named Treasurer of NE-ITIC, and Vice President and Treasurer of SCDP. In 1997, Ms. Bryan was named Assistant Secretary of the Company and Assistant Treasurer of ITIC.

L. Dawn Martin joined the Company in February, 1991, and was subsequently named Vice President, Assistant Secretary and Director of ITEC. In 1993, Ms. Martin was named Vice President of the Company and Vice President-Human Resources of ITIC. In 1994, Ms. Martin was named Assistant Secretary for both the Company and ITIC, and Secretary for both ITEC and SCDP. In 1995, she was appointed Director of ITIC and SCDP, and named Assistant Secretary of NE-ITIC. In 1997, Ms. Martin was named Secretary of NE-ITIC. In 1998, Ms. Martin was named Vice President of NE-ITIC.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The high and low sales prices for the common stock on NASDAQ and the dividends paid per common share for each quarter in the last two fiscal years are indicated under "Shareholder Information" in the 1997 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the five years ended December 31, 1997 is in the 1997 Annual Report to Shareholders under the caption "Financial Highlights" and is incorporated herein by reference. The information should be read in conjunction with the Financial Statements and Notes and the Management's Discussion and Analysis of Results of Operations and Financial Condition which are in the 1997 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's Discussion and Analysis of Results of Operations and Financial Condition in the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data in the 1997 Annual Report to Shareholders are incorporated herein by reference.

     The financial statement schedules meeting the requirements of Regulation S-X are shown as Schedules I, II, III, IV and V included on pages 19 through 26.

     The supplementary data (Selected Quarterly Operating Results) in the 1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, nor disagreements with accountants on accounting and financial disclosure.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

     Information pertaining to Directors of the Company under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1998 is incorporated herein by reference. Other information with respect to executive officers is contained in Part I - Item 4(a) under the caption "Executive Officers of the Company".

ITEM 11.  EXECUTIVE COMPENSATION

     Information pertaining to executive compensation under the heading "Executive Compensation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 1998 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to securities ownership of certain beneficial owners and management under the heading "Ownership of Stock by Executive Officers and Certain Beneficial Owners" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information pertaining to certain relationships and related transactions under the heading "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 1998 is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this report:

1.   Financial Statements

     The   following   financial   statements  in  the  1997  Annual  Report  to
Shareholders are hereby incorporated by reference:

     Report of Independent Accountants
     Consolidated Balance Sheets as of December 31, 1997 and 1996
     Consolidated  Statements  of Income for the Years Ended  December 31, 1997,
          1996 and 1995
     Consolidated  Statements  of  Stockholders'  Equity  for  the  Years  Ended
          December 31, 1997, 1996 and 1995
     Consolidated  Statements  of Cash Flows for the Years  Ended  December  31,
          1997, 1996 and 1995
     Notes to Consolidated Financial Statements

2.   Financial Statement Schedules

The following is a list of financial statement schedules and the Auditors' Report on such schedules filed as part of this report on Form 10-K:

Investors Title Company and Subsidiaries:
Independent Auditors' Report on Financial Statement Schedules

Schedule Number               Description
---------------               -----------
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

3.   Exhibits

                                                       Page Number or
Exhibit                                                Incorporation by
Number         Description                             Reference to
------         -----------                             ------------

(3)(i)         Articles of Incorporation               Exhibit 1 to Form 10,
                                                       dated June 12, 1984

(3)(ii)        By-Laws                                 Exhibit 2 to Form 10,
                                                       dated June 12, 1984


(3)(iii)       Amendment to Bylaws adopted             Exhibit 3(iii) to Form
               March 10, 1997                          10-K, page 27, dated
                                                       December 31, 1996

Management contract of compensatory plan or arrangement
(Exhibits (10)(i) - (10)(xi))

(10)(i)        1988 Incentive Stock Option Plan        Exhibit 10 to Form
                                                       10-K, page 31, dated
                                                       December 31, 1989

(10)(ii)       1993 Incentive Stock Option Plan        Exhibit 10 to Form
                                                       10-K, page 32, dated
                                                       December 31, 1993

(10)(iii)      1993 Incentive Stock Option Plan--      Exhibit 10 to Form
               W. Morris Fine                          10-K, page 33, dated
                                                       December 31, 1993

(10)(iv)       Employment Agreement dated              Exhibit 10 to Form
               February 9, 1984 with                   10-K, page 14, dated
               J. Allen Fine, Chairman                 December 31, 1985

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

(10)(vii)      Form of Stock Option Agreement          Exhibit 10(vii) to Form
               dated November 13, 1989                 10-Q, page 13, dated
                                                       March 31, 1995

(10)(viii)     1997 Stock Option and Restricted        Exhibit 10(viii) to Form
               Stock Plan                              10-K, page 29, dated
                                                       December 31, 1996

(10)(ix)       Form of Nonqualified Stock Option       Exhibit 10(ix) to Form
               Agreement to Nonemployee Directors      10-Q, page 13, dated
               dated May 13, 1997 under the 1997       June 30, 1997
               Stock Option and Restricted Stock
               Plan

(10)(x)        Form of Nonqualified Stock Option       Page 27 of this report
               Agreement under 1997 Stock Option
               and Restricted Stock Plan

(10)(xi)       Form of Incentive Stock Option          Page 34 of this report
               Agreement under 1997 Stock Option
               and Restricted Stock Plan

(13)           Portions of 1997 Annual                 Included herewith
               Report to Shareholders
               incorporated by reference
               in this report as set forth
               in Part II hereof.

(21)           Subsidiaries of Registrant              Exhibit 21 to Form
                                                       10-K, page 55, dated
                                                       December 31, 1994

(27)(i)        Financial Data Schedule - 1996          Included herewith
               Restated

(27)(ii)       Financial Data Schedule - First         Included herewith
               Three Quarters 1997 Restated

(27)(iii)       Financial Data Schedule - Fourth        Included herewith
               Quarter 1997



(B)  Reports on Form 8-K

     No reports were filed on Form 8-K for the fourth quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INVESTORS TITLE COMPANY


                                      By:  /s/J. Allen Fine
                                           ---------------------------
                                           J. Allen Fine
                                           Chairman and Chief Executive Officer
                                      Date March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the 26th day of March, 1998.


/s/J. Allen Fine                                /s/Loren B. Harrell, Jr.
--------------------------------------------    --------------------------------
J. Allen Fine, Chairman and Chief               Loren B. Harrell, Jr., Director
Executive Officer


/s/James A. Fine, Jr.                           /s/William J. Kennedy III
--------------------------------------------    --------------------------------
James A. Fine, Jr., President, Treasurer and    William J. Kennedy III, Director
Director (Principal Financial Officer)


/s/Elizabeth P. Bryan                           /s/H. Joe King, Jr.
--------------------------------------------    --------------------------------
Elizabeth P. Bryan, Vice President and Asst.    H. Joe King, Jr., Director
Secretary (Principal Accounting Officer)


                                                /s/James R. Morton
--------------------------------------------    --------------------------------
Lillard H. Mount, General Counsel and           James R. Morton, Director
Director


/s/David L. Francis                             /s/A. Scott Parker, Jr.
--------------------------------------------    --------------------------------
David L. Francis, Director                      A. Scott Parker, Jr., Director

                          INDEPENDENT AUDITORS' REPORT


Investors Title Company:

We have audited the consolidated financial statements of Investors Title Company (the "Company") and its subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 30, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE L.L.P.
Raleigh, North Carolina
January 30, 1998

                                                                      SCHEDULE I

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                             As of December 31, 1997

-----------------------------------------------------------------------------------------------------
                                                                                          Amount at
                                                                                         which shown
                                                                                           in the
Type of Investment                                         Cost(1)       Market Value   Balance Sheet
-----------------------------------------------------------------------------------------------------
Fixed Maturities:
  Bonds:
    States, municipalities and political
      subdivisions                                       $22,176,247     $23,172,050     $22,960,031
    Public utilities                                         599,003         619,000         619,000
    All other corporate bonds                                864,179         884,000         884,000
  Certificates of deposit                                    130,985         130,985         130,985
                                                         -----------     -----------     -----------
      Total fixed maturities                              23,770,414      24,806,035      24,594,016
                                                         -----------     -----------     -----------

Equity Securities:
  Common Stocks:
    Public utilities                                         425,433         692,803         692,803
    Banks, trust and insurance companies                     495,684       1,613,832       1,613,832
    Industrial, miscellaneous and all other                2,315,693       3,587,421       3,587,421
  Nonredeemable preferred stocks                             608,117         636,338         636,338
                                                         -----------     -----------     -----------
    Total equity securities                                3,844,927       6,530,394       6,530,394
                                                         -----------     -----------     -----------
Total investments per the consolidated balance sheet      27,615,341                      31,124,410
                                                         -----------                     -----------

Short-term investments                                     2,523,114                       2,523,114
                                                         -----------                     -----------
      Total investments                                  $30,138,455                     $33,647,524
                                                         ===========                     ===========

(1) Fixed maturities are shown at amortized cost and equity securities are shown at original cost.

                                   SCHEDULE II

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996

                                                                 1997            1996
Assets
  Cash and Cash Equivalents                                  $   535,565     $   139,668
  Investments in equity securities                                75,000          90,000
  Investments in affiliated companies at equity*              26,685,072      22,743,358
  Income taxes receivable                                        392,531         463,445
  Other receivables                                              116,039          45,232
  Deferred income tax                                             94,571          25,688
  Prepaid expenses and other assets                               68,645         218,122
  Property, net                                                1,765,509       1,791,759
                                                             -----------     -----------

Total Assets                                                 $29,732,932     $25,517,272
                                                             ===========     ===========

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable and accrued liabilities                   $   148,894     $   120,927
                                                             -----------     -----------

Stockholders' Equity:
  Common stock-No par (shares authorized,
    6,000,000; 2,855,744 and 2,855,744 shares issued and
    2,800,240 and 2,767,830 shares outstanding 1997 and
    1996, respectively)                                        1,650,350       1,650,350
  Retained earnings                                           27,933,688      23,745,995
                                                             -----------     -----------
    Total stockholders' equity                                29,584,038      25,396,345
                                                             -----------     -----------

Total Liabilities and Stockholders' Equity                   $29,732,932     $25,517,272
                                                             ===========     ===========

*Eliminated in consolidation.
See notes to condensed financial statements.

                                                                     SCHEDULE II

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                                                    1997             1996            1995
Revenues:
  Investment income-interest and dividends      $    15,295      $    67,163     $    19,430
  Rental income                                     362,889          350,331         304,931
  Miscellaneous income                                                 1,000
                                                -----------      -----------     -----------
    Total                                           378,184          418,494         324,361
                                                -----------      -----------     -----------
Operating Expenses:
  Office occupancy and operations                   133,283          142,872         121,415
  Business development                               10,927            8,593           9,079
  Taxes-other than payroll and income                30,499           49,579          47,032
  Professional fees                                  43,516           33,684          18,251
  Interest expense                                                     7,692          43,191
  Other expenses                                    184,492           36,231          92,769
                                                -----------      -----------     -----------
    Total                                           402,717          278,651         331,737
                                                -----------      -----------     -----------

Equity in Net Income of Affiliated Cos.*          4,536,715        3,745,375       3,138,446
                                                -----------      -----------     -----------
Income Before Income Taxes                        4,512,182        3,885,218       3,131,070
                                                -----------      -----------     -----------
Provision for Income Taxes                          (18,200)          41,681        (119,588)
                                                -----------      -----------     -----------
Net Income                                      $ 4,530,382      $ 3,843,537     $ 3,250,658
                                                ===========      ===========     ===========
Basic Earnings per Common Share                 $      1.63      $      1.39     $      1.16
                                                ===========      ===========     ===========
Weighted Average Shares Outstanding-Basic         2,782,449        2,772,286       2,804,632
                                                ===========      ===========     ===========
Diluted Earnings Per Common Share               $      1.60      $      1.37     $      1.15
                                                ===========      ===========     ===========
Weighted Average Shares Outstanding-Diluted       2,826,730        2,813,001       2,816,544
                                                ===========      ===========     ===========

* Eliminated in consolidation
See notes to condensed financial statements.

                                                                     SCHEDULE II

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                               1997             1996             1995
Operating Activities:
  Net income                                                                $4,530,382       $3,843,537       $3,250,658
  Adjustments to reconcile net income to net cash provided
    by operating activities:
        Equity in net earnings of subsidiaries less dividends received of $595,000, $510,000 and $856,828 in 1997, 1996 and 1995,
        respectively                                                        (3,941,715)      (3,235,375)      (2,281,618)
      Provision for building impairment                                        150,000
      Depreciation                                                              62,362           68,560           67,793
      Benefit for deferred income taxes                                        (68,883)          (7,116)          (6,171)
      (Increase) decrease in receivables                                       (70,806)          13,607            1,216
      (Increase) decrease in income taxes receivable-current                    70,914          100,942         (311,222)
      Increase in prepaid expenses                                                (523)
      Increase (decrease) in accounts payable and accrued liabilities           27,967          (19,580)          39,861
                                                                           -----------      -----------      -----------
        Net cash provided by operating activities                              759,698          764,575          760,517
                                                                           -----------      -----------      -----------

Investing Activities:
  Purchases of securities                                                                       (30,000)
  Proceeds from sales of securities                                             15,000
  Purchases of furniture and equipment and building                            (36,112)          (2,980)         (69,605)
                                                                           -----------      -----------      -----------
        Net cash used in investing activities                                  (21,112)         (32,980)         (69,605)
                                                                           -----------      -----------      -----------

Financing Activities:
  Payments on demand notes                                                                     (362,000)        (500,000)
  Dividends paid                                                              (342,689)        (271,297)        (228,460)
                                                                           -----------      -----------      -----------
        Net cash used in financing activities                                 (342,689)        (633,297)        (728,460)
                                                                           -----------      -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents                           395,897           98,298          (37,548)
Cash and Cash Equivalents, Beginning of Year                                   139,668           41,370           78,918
                                                                           -----------      -----------      -----------
Cash and Cash Equivalents, End of Year                                        $535,565         $139,668          $41,370
                                                                           ===========      ===========      ===========

Supplemental Disclosures:
Cash Paid During the Year For:
  Interest                                                                           0          $15,837          $35,046
                                                                           ===========      ===========      ===========
  Income Taxes                                                                ($20,231)        ($48,801)        $203,253
                                                                           ===========      ===========      ===========

Supplemental Schedule of Noncash Investing Activities:
Net unrealized gains (losses) on investments in common stocks were $0 in 1997, 1996 and 1995.

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

2. Cash dividends paid to Investors Title Company by its wholly owned subsidiary, Investors Title Insurance Company, were $350,000, $350,000, and $836,828 in 1997, 1996 and 1995, respectively. Cash dividends paid to Investors Title Company by its wholly owned subsidiary, Investors Title Exchange Corporation were $245,000, $160,000, and $20,000 in 1997, 1996 and
     1995, respectively.

3.   Certain  1995  amounts  have  been   reclassified   to  conform  with  1997
     classifications.

                                                                    SCHEDULE III
                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
              For the Years Ended December 31, 1997, 1996 and 1995

------------------------------------------------------------------------------------------------------------------------------------
                                Future
                                Policy               Other
                               Benefits,             Policy                             Benefits   Amortization
                   Deferred     Losses,              Claims                              Claims,   of Deferred
                    Policy      Claims                and                     Net      Losses and    Policy      Other
                 Acquisition   and Loss  Unearned   Benefits    Premium    Investment  Settlement  Acquisition  Operating   Premiums
     Segment         Cost      Expenses  Premiums    Payable    Revenue      Income     Expenses      Costs      Expenses   Written
------------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1997
Title                 --       7,622,140    --        96,241   29,875,350   1,628,188   4,679,353      --       21,260,381    N/A

Year Ended
December 31, 1996
Title                 --       5,086,065    --        60,902   21,111,155   1,352,932   2,939,741      --       14,629,904    N/A

Year Ended
December 31, 1995
Title                 --       3,836,065    --        38,601   15,854,140   1,140,636   1,429,660      --       11,532,632    N/A

                                                                     SCHEDULE IV
                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                                   REINSURANCE
              For the Years Ended December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------------------------------------------------
                                                        Ceded to          Assumed from                      Percentage of
                                      Gross              Other               Other             Net              Amount
                                     Amount            Companies           Companies          Amount        Assumed to Net
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 1997
Title Insurance Premiums           $30,058,724          $241,821            $58,447        $29,875,350           0.2%

YEAR ENDED
DECEMBER 31, 1996
Title Insurance Premiums            21,187,689           121,093             44,559         21,111,155           0.2%

YEAR ENDED
DECEMBER 31, 1995
Title Insurance Premiums            15,903,006            78,683             29,817         15,854,140           0.2%

                                                                      SCHEDULE V
                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1997, 1996 and 1995

------------------------------------------------------------------------------------------------------------------------
                            Balance at             Additions       Additions Charged
                             Beginning            Charged to            to Other           Deductions-       Balance at
Description                  of Period        Costs and Expenses   Accounts - Describe      describe*       End of Period
------------------------------------------------------------------------------------------------------------------------
1997
Premiums Receivable
Valuation Provision           $200,000              $150,000               $0                      $0          $350,000

Impairment of
Building Plans                       0               150,000                0                       0           150,000

Reserves for
Claims                       5,086,065             4,679,353                0              (2,143,278)        7,622,140

1996
Premiums Receivable
Valuation Provision            120,000                80,000                0                       0           200,000

Reserves for
Claims                       3,836,065             2,939,741                0              (1,689,741)        5,086,065

1995
Premiums Receivable
Valuation Provision            120,000                     0                0                       0           120,000

Reserves for
Claims                       3,635,850             1,429,660                0              (1,229,445)        3,836,065

*Payments of claims