Form 10-Q
period 1998-03-31
INVESTORS TITLE CO
filed 1998-05-08
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended:        March 31, 1998
                                              -------------------


                                    OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________   to _________________



         Commission File Number:                  0-11774
                                             -----------------

                          INVESTORS TITLE COMPANY
                          -----------------------

               (Exact name of registrant as specified in its charter)


        North Carolina                                   56-1110199
        -----------------------------------------------------------
       (State of Incorporation)                        (I.R.S. Employer)



        121 North Columbia Street, Chapel Hill, North Carolina      27514
       -------------------------------------------------------------------
        (Address of Principal Executive Offices)                 Zip Code)

                               (919) 968-2200
                               --------------
            (Registrant's Telephone Number Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No
     ----                ----

Shares outstanding of each of the issuer's classes of common stock as of March 31, 1998:

Common Stock, no par value                              2,805,173
--------------------------------------------------------------------
Class                                             Shares Outstanding

                  INVESTORS TITLE COMPANY AND SUBSIDIARIES


                            INDEX


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements:

    Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997....3

    Consolidated Statements of Income:
       Three Months Ended March 31, 1998 and 1997 ............................4

    Consolidated Statements of Cash Flows:
       Three Months Ended March 31, 1998 and 1997 ............................5

    Notes to Condensed Consolidated Financial Statements .....................6


 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................8


PART II. OTHER INFORMATION...................................................10

 Item 6. Exhibits and Reports on Form 8-K....................................10


SIGNATURES...................................................................11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   Investors Title Company and Subsidiaries
                                           Consolidated Balance Sheets
                                  As of March 31, 1998 and December 31, 1997
                                                  (Unaudited)

                                                                                          3/31/98              12/31/97
                                                                                          -------              --------


Assets
Cash and Cash Equivalents                                                             $        3,652,670     $     2,823,177

Investments in securities:
  Held-to-maturity:
    Certificates of deposit                                                                      131,725             130,985
     Bonds, at amortized cost                                                                  5,163,585           4,710,481
  Available-for-sale, at fair value:
    Bonds                                                                                     20,229,252          19,752,550
    Common and nonredeemable preferred stocks                                                  6,648,115           6,530,394
                                                                                        -----------------    -----------------
       Total investments                                                                      32,172,677          31,124,410
                                                                                        -----------------    -----------------

  Premiums ( less allowance for doubtful accounts: 1998: $425,000; 1997: $350,000)             3,852,776           3,372,751
  Accrued interest and dividends                                                                 444,889             429,064
  Prepaid expenses and other assets                                                              449,033             462,801
  Property acquired in settlement of claims                                                      265,725             280,725
  Property, net                                                                                2,856,537           2,800,079
                                                                                        -----------------    -----------------

  Total Assets                                                                        $       43,694,307     $    41,293,007
                                                                                        =================    =================

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for claims (Note 2)                                                        $        8,498,765     $     7,622,140
  Accounts payable and accrued liabilities                                                       816,272           1,069,372
  Commissions and reinsurance payables                                                            89,210              96,241
  Premium taxes payable                                                                          131,618             153,857
  Current income taxes payable                                                                   528,263              25,081
  Deferred income taxes, net                                                                   1,230,461           1,197,408
                                                                                        -----------------    -----------------
      Total liabilities                                                                       11,294,589          10,164,099
                                                                                        -----------------    -----------------

Stockholders' Equity:
  Common stock-no par value (shares authorized 6,000,000;
  2,855,744 and 2,855,744 shares issued; and 2,805,173 and
  2,800,240 shares outstanding 1998 and 1997, respectively)                                      979,002             879,612
  Retained earnings                                                                           28,915,637          27,933,688
  Net unrealized gain on investments (accumulated other  comprehensive  income - Note 3)
    (net of deferred taxes: 1998: $1,291,067; 1997: $1,193,461)                                2,505,079           2,315,608
                                                                                        -----------------    -----------------
      Total stockholders' equity                                                              32,399,718          31,128,908
                                                                                        -----------------    -----------------

  Total Liabilities and Stockholders' Equity                                          $       43,694,307     $    41,293,007
                                                                                        =================    =================

See notes to consolidated financial statements.

                          Investors Title Company and Subsidiaries
                               Consolidated Statements of Income
                                    March 31, 1998 and 1997
                                        (Unaudited)

                                                                        For The Three
                                                                        Months Ended
                                                                         March 31
                                                              -----------------------------------
                                                                 1998                  1997
                                                                 ----                  ----

Revenues:
    Underwriting income:
       Premiums written                                     $    9,516,951        $    5,487,630
       Less-premiums for reinsurance ceded                          75,103                68,842
                                                              -------------         -------------
           Net premiums written                                  9,441,848             5,418,788
     Investment income-interest and dividends                      420,286               398,113
     Net realized gain on sales of investments                      70,175               107,081
     Other                                                         150,011               121,529
                                                              -------------         -------------
          Total                                                 10,082,320             6,045,511
                                                              -------------         -------------

Operating Expenses:
      Commissions to agents                                      3,531,840             1,672,088
      Provision for claims (Note 2)                              1,564,370               814,821
      Salaries                                                   1,226,059               991,476
      Employee benefits and payroll taxes                          811,034               463,472
      Office occupancy and operations                              659,734               546,940
      Business development                                         307,775               145,947
      Taxes, other than payroll and income                         242,440               172,844
      Professional fees                                             89,136                35,136
      Other                                                        123,814                21,863
                                                              -------------         -------------
         Total                                                   8,556,202             4,864,587
                                                              -------------         -------------

Income Before Income Taxes                                       1,526,118             1,180,924
                                                              -------------         -------------

Provision For Income Taxes                                         458,497               319,870
                                                              -------------         -------------

Net Income                                                  $    1,067,621        $      861,054
                                                              =============         =============

Basic Earnings per Common Share                             $         0.38 $                0.31
                                                              =============         =============

Weighted Average Shares Outstanding-Basic                        2,803,028             2,768,947
                                                              =============         =============

Diluted Earnings per Common Share                           $         0.38        $         0.31
                                                              =============         =============

Weighted Average Shares Outstanding-Diluted                      2,846,113             2,816,123
                                                              =============         =============

Dividends Paid                                              $       85,672        $       85,672
                                                              =============         =============

Dividends per Share                                         $         0.03        $         0.03
                                                              =============         =============














                        Consolidated Statements of Comprehensive Income
                                    March 31, 1998 and 1997
                                          (Unaudited)


Net Income                                                  $    1,067,621       $       861,054
                                                              -------------         -------------

Other comprehensive income, net of tax:
   Net unrealized gain (loss) on investments arising
      during the period                                            189,471              (380,976)
                                                              -------------         -------------
Comprehensive Income (Note 3)                               $    1,257,092       $       480,078
                                                              =============         =============


See notes to consolidated financial statements.

                         Investors Title Company and Subsidiaries
                           Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 1998 and 1997 (Unaudited)


                                                                              1998               1997
                                                                            ---------         ---------
Operating Activities:
Net income                                                          $   1,067,621         $    861,054
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                       79,184               80,106
        Net (accretion) amortization                                       (2,294)               1,176
        Provision for losses on premiums receivable                        75,000                  -
        Net loss on disposals of property                                      83                  956
        Net realized gain on sales of investments                         (70,175)            (107,081)
        Benefit for deferred income taxes                                 (64,553)             (37,527)
        Provision for claims                                            1,564,370              814,821
        Payments of claims, net of recoveries                            (687,745)            (464,821)
  Changes in assets and liabilities:
        Increase in receivables and other assets                         (542,082)             (69,769)
        Decrease in accounts payable and accrued liabilities             (253,100)            (429,646)
        Increase (decrease) in commissions and reinsurance payables        (7,031)              28,252
        Decrease in premium taxes payable                                 (22,239)            (111,552)
        Increase in current income taxes payable                          503,182              208,410
                                                                    -----------------    ---------------
    Net cash provided by operating activities                           1,640,221              774,379
                                                                    -----------------    ---------------

Investing Activities:
  Purchases of available-for-sale securities                             (996,730)          (1,326,176)
  Purchases of held-to-maturity securities                               (584,035)                 -
  Proceeds from sales of available-for-sale securities                    762,044            1,305,447
  Proceeds from sales of held-to-maturity securities                      130,000              285,000
  Purchases of property                                                  (135,725)             (80,615)
  Proceeds from sales of property                                             -                     45
                                                                    -----------------    ---------------
    Net cash provided by (used in) investing activities                  (824,446)             183,701
                                                                    -----------------    ---------------

Financing Activities:
  Distributions (repurchases) of common stock                              99,390              (16,355)
  Dividends paid                                                          (85,672)             (85,672)
                                                                    -----------------    ---------------
     Net cash provided by (used in) financing activities                   13,718             (102,027)
                                                                    -----------------    ---------------
Net Increase in Cash and Cash Equivalents                                 829,493              856,053
Cash and Cash Equivalents, Beginning of Year                            2,823,177            4,244,570
                                                                    -----------------    ---------------
Cash and Cash Equivalents, End of Period                             $  3,652,670         $  5,100,623
                                                                    =================    ===============

Supplemental Disclosures:
Cash Paid During the Year for:
    Interest                                                         $      6,000  $               -
                                                                    =================    ===============
    Income Taxes                                                     $     20,062   $          148,987
                                                                    =================    ===============


See notes to consolidated financial statements.

                                   INVESTORS TITLE COMPANY
                                      AND SUBSIDIARIES
                                     ----------------
               Notes to Condensed Consolidated Financial Statements
               ----------------------------------------------------
                                     March 31, 1998
                                     --------------
                                       (Unaudited)
                                       -----------

Note 1 - Basis of Presentation
------------------------------
           The consolidated financial statements include Investors Title Company and its subsidiaries, and have been prepared in conformity with generally accepted accounting principles.

           In the opinion of management all necessary adjustments have been reflected for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements. All such adjustments are of a normal recurring nature.

           Reference should be made to the "Notes to Consolidated Financial Statements" of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 for a description of accounting policies.


Note 2 - Reserves for Claims
----------------------------

           Transactions in the reserves for claims for the three months ended March 31, 1998 were as follows:

Balance, beginning of year                              $7,622,140
Provision, charged to operations                         1,564,370
Recoveries                                                 222,652
Payments of claims                                        (910,397)
                                                       ------------
Balance, March 31, 1998                                 $8,498,765
                                                       ============

           In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 3 - Comprehensive Income
-----------------------------
           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The Company adopted SFAS 130 as of January 1, 1998. Adoption of SFAS 130 has not had a financial impact on the Company. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
      (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

           Accumulated other comprehensive income is summarized as follows:


                                             Net Unrealized Gain
                                            (Loss) on Investments
                                              -----------------

                               Three months                Three months
                                  ended                       ended
                              March 31, 1998              March 31, 1997
                      ------------------------    ------------------------

Beginning balance         $    2,315,608                $  1,519,861

Current period change            189,471                    (380,976)
                      ------------------------    ------------------------

Ending balance           $    2,505,079                 $  1,138,885
                      ========================    ========================

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

           The 1997 Form 10-K and the 1997 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

           Results of Operations:
           ----------------------
           For the quarter ended March 31, 1998, premiums written increased 74% to $9,441,848, investment income increased 6% to $420,286, revenues increased 67% to $10,082,320, net income increased 24% to $1,067,621 and net income per basic and diluted share increased 23% to $.38 all compared to the same quarter in 1997.

           Growth in sales has resulted from the Company's continuing efforts to increase market share in both existing and new operating territories and an extremely robust real estate market. Falling interest rates have spurred a surge in mortgage refinancing and a significant increase in real estate transactions. According to the Mortgage Bankers Association of America, the monthly average 30-year fixed mortgage interest rates declined to 7.04% for the three months ended March 31, 1998 compared with 7.79% for the three months ended March 31, 1997. The volume of business continued to increase in the first quarter of 1998 as the number of policies and commitments issued rose to 62,363, an increase of 79% compared with 34,857 in the same period in 1997. For the quarter ended March 31, 1998, premiums from branch operations increased 50% to $4,579,686 compared with $3,043,006 in the same quarter in 1997. Premiums from agency operations increased 105% to $4,862,162 for the three months ended March 31, 1998 compared with $2,375,782 for the same period in 1997.

           Shown below is a schedule of title premiums written for the three months ended March 31, 1998 and 1997 in all states where our two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:


                                 1998                     1997
                         ---------------------    --------------------
Florida                   $              8,224    $      22,773
Georgia                                141,944          192,909
Indiana                                 31,812           18,939
Kentucky                                   102              -
Maryland                                37,036           20,365
Michigan                             2,076,358          668,290
Minnesota                              225,206              -
Mississippi                             10,973           10,788
Nebraska                               177,171          158,870
New York                               101,765           99,355
North Carolina                       4,574,551        2,966,363
Pennsylvania                               250               -
South Carolina                         593,595          408,054

           Shown below is a schedule of title premiums written for the three months ended March 31, 1998 and 1997 in all states (continued):


                                1998                    1997
                         -------------------    ---------------------
Tennessee                             35,951             13,884
Virginia                           1,474,921            884,793
                         -------------------    ---------------------
Direct Premiums                    9,489,859          5,465,383
Reinsurance, net                     (48,011)           (46,595)
                         -------------------    ---------------------
   Net Premiums           $        9,441,848        $ 5,418,788
                         ===================    =====================

           Operating expenses increased 76% for the three months ended March 31, 1998 compared with the same period in 1997. Salaries and employee benefits increased due to additional staffing needed to process the rise in premium volume. Office occupancy and operations, business development and premium taxes rose primarily due to the increase in premium volume. The increase in commissions is the result of the Company's expansion into new markets primarily through continuing to grow agency relationships. The provision for claims as a percentage of net premiums written was 17% for the three months ended March 31, 1998 versus 15% for the same period in 1997.

           Income tax expense as a percentage of income before income taxes was 30% and 27% for the three months ended March 31, 1998 and 1997, respectively. The increase in 1998 was primarily the result of an increase in the deferred tax provision.

           Liquidity and Capital Resources:
           --------------------------------
           Net cash provided by operating activities for the three months ended March 31, 1998, amounted to $1,640,221 compared with $774,379 for the same three month period during 1997. In addition to operational liquidity, the Company has no long-term debt. Nonoperating funds were primarily used to purchase investments.

           On December 9, 1996,  the Board of Directors  approved the repurchase by the Company of shares of the Company's common stock from time to time at prevailing market prices. The purpose of the repurchases is to avoid dilution to existing shareholders as a result of issuances of stock in connection with stock options and stock bonuses. Pursuant to this approval, the Company has repurchased 23,106 shares at an average price of $17.38 per share as of April 17, 1998, including 972 shares purchased at an average purchase price of $23.73 during the quarter ended March 31, 1998. The Board has authorized management to repurchase up to an additional 126,894 shares.

           Management  believes that funds  generated from operations
           (primarily underwriting and investment income) will enable the Company to adequately meet its operating needs. In addition to operational liquidity, the Company maintains a high degree of liquidity within the investment portfolio in the form of short-term investments and other readily marketable securities.

           Safe Harbor Statement
           ---------------------
           Except  for  the  historical  information  presented,  the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for title insurance will vary with factors beyond the control of the Company such as changes in mortgage interest rates, availability of mortgage funds, level of real estate activity, cost of real estate, consumer confidence, supply and demand for real estate, inflation and general economic conditions; (ii) the risk that losses from claims are greater than anticipated such that reserves for possible claims are inadequate; (iii) the risk that unanticipated adverse changes in securities markets could result in material losses on investments made by the Company; and (iv) the dependence of the Company on key management personnel the loss of whom could have a material adverse affect on the Company's business. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


      (a)  Exhibits
      -------------
         (27)  Financial Data Schedule included herewith.

      (b)  Reports on Form 8-K
      ------------------------

           There were no reports filed on Form 8-K for this quarter.

                                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed in its behalf by the undersigned hereunto duly authorized.

                                               INVESTORS TITLE COMPANY
                                                    (Registrant)



                                               By: /s/ James A. Fine, Jr.
                                                   ----------------------
                                                       James A. Fine, Jr.
                                                       President

                                               By: /s/ Elizabeth P. Bryan
                                                   ----------------------
                                                       Elizabeth P. Bryan
                                                       Vice President
                                                 (Principal Accounting Officer)


Dated: May 8, 1998