Form 10-Q
period 1998-06-30
INVESTORS TITLE CO
filed 1998-08-13
CIK 720858

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: June 30, 1998

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

 Shares outstanding of each of the issuer's classes of common stock as of June 30, 1998:

     Common Stock, no par value              2,809,212
     Class                                   Shares Outstanding

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES


         INDEX


PART I.           FINANCIAL INFORMATION

Item 1.                    Financial Statements:

    Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997...3

    Consolidated Statements of Income:
                      Three and Six Months Ended June 30, 1998 and 1997.....4

    Consolidated Statements of Cash Flows:
                      Six Months Ended June 30, 1998 and 1997...............5

             Notes to Condensed Consolidated Financial Statements...........6


Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................7


PART II. OTHER INFORMATION..................................................10

Item 4.  Submission of Matters to a Vote of Security Holders................10

Item 5.  Other Information..................................................10

Item 6.  Exhibits and Reports on Form 8-K...................................10


SIGNATURES..................................................................11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                    Investors Title Company and Subsidiaries
                           Consolidated Balance Sheets
                    As of June 30, 1998 and December 31, 1997

                                                                                     6/30/98               12/31/97
                                                                                    -----------           -----------
                                                                                    (Unaudited)
Assets
   Cash and Cash Equivalents                                                      $  4,764,362          $    2,823,177

Investments in securities:
   Held-to-maturity:
     Certificates of deposit                                                            98,982                 130,985
     Bonds, at amortized cost                                                        5,376,128               4,710,481
  Available-for-sale, at fair value:
    Bonds                                                                           22,059,438              19,752,550
    Common and nonredeemable preferred stocks                                        6,385,988               6,530,394
                                                                                    -----------           ------------
       Total investments                                                            33,920,536              31,124,410
                                                                                    -----------           ------------

  Premiums receivable (less allowance for doubtful accounts: 1998: $525,000;
                                         1997: $350,000)                          $  4,564,666               3,372,751
  Accrued interest and dividends                                                       469,768                 429,064
  Prepaid expenses and other assets                                                    410,460                 462,801
  Property acquired in settlement of claims                                            108,500                 280,725
  Property, net                                                                      2,997,288               2,800,079
                                                                                    -----------           ------------

  Total Assets                                                                    $ 47,235,580          $   41,293,007
                                                                                    ===========           ============

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for claims (Note 2)                                                    $ 10,002,165          $    7,622,140
  Accounts payable and accrued liabilities                                           2,248,749               1,069,372
  Commissions and reinsurance payables                                                 175,088                  96,241
  Premium taxes payable                                                                 67,302                 153,857
  Current income taxes payable                                                         283,863                  25,081
  Deferred income taxes, net                                                           888,479               1,197,408
                                                                                    -----------           ------------
      Total liabilities                                                             13,665,646              10,164,099
                                                                                    -----------           ------------

Stockholders' Equity:
  Common stock-no par value (shares authorized 6,000,000;
  2,855,744 and 2,855,744 shares issued; and 2,809,212 and
  2,800,240 shares outstanding 1998 and 1997, respectively)                            902,942                 879,612
  Retained earnings                                                                 30,205,263              27,933,688
  Net unrealized gain on investments (accumulated other comprehensive income
    - Note 3)   (net of deferred taxes: 1998: $1,268,735; 1997: $1,193,461)          2,461,729               2,315,608
                                                                                    -----------           ------------
      Total stockholders' equity                                                    33,569,934              31,128,908
                                                                                    -----------           ------------

  Total Liabilities and Stockholders' Equity                                      $ 47,235,580          $  41,293,007
                                                                                    ===========           ===========




See notes to consolidated financial statements.

                    Investors Title Company and Subsidiaries
                        Consolidated Statements of Income
                             June 30, 1998 and 1997
                                   (Unaudited)

                                                                     For The Three                 For The Six
                                                                     Months Ended                  Months Ended
                                                                       June 30                       June 30
                                                              ---------------------------   ----------------------------
                                                                 1998           1997           1998            1997
                                                                 ----           ----           ----            ----

Revenues:
    Underwriting income:
       Premiums written                                     $   11,443,747  $   7,703,332 $   20,960,698  $   13,190,962
       Less-premiums for reinsurance ceded                         137,696         41,643        212,799         110,485
                                                              -------------   -----------   -------------   ------------
           Net premiums written                                 11,306,051      7,661,689     20,747,899      13,080,477
     Investment income-interest and dividends                      445,491        385,606        865,777         783,719
     Net realized gain (loss) on sales of investments               51,875            (32)       122,050         107,049
     Other                                                         225,549       144,536         375,560         266,065
                                                              -------------   -----------   -------------   ------------
          Total                                                 12,028,966      8,191,799     22,111,286      14,237,310
                                                              -------------   -----------   -------------   ------------

Operating Expenses:
      Commissions to agents                                      4,175,171     2,588,253       7,707,011       4,260,341
      Provision for claims (Note 2)                              2,127,920     1,003,167       3,692,290       1,817,988
      Salaries                                                   1,471,519     1,087,793       2,697,578       2,079,269
      Employee benefits and payroll taxes                          516,881       486,780       1,327,915         950,252
      Office occupancy and operations                              879,329       623,376       1,539,063       1,170,316
      Business development                                         326,431       324,805         634,206         470,752
      Taxes, other than payroll and income                         288,265       173,702         530,705         346,546
      Professional fees                                            119,884        64,121         209,020          99,257
      Other                                                        120,227       241,537         244,041         263,400
                                                              -------------   -----------   -------------   ------------
         Total                                                  10,025,627      6,593,534     18,581,829      11,458,121
                                                              -------------   -----------   -------------   ------------

Income Before Income Taxes                                       2,003,339     1,598,265       3,529,457       2,779,189
                                                              -------------   -----------   -------------   ------------

Provision For Income Taxes                                         628,040       452,791       1,086,537         772,661
                                                              -------------   -----------   -------------   ------------

Net Income                                                  $    1,375,299  $  1,145,474  $    2,442,920  $    2,006,528
                                                              =============   ===========   =============   ============

Basic Earnings per Common Share (Note 4)                    $         0.49  $       0.41  $         0.87  $         0.72
                                                              =============   ===========   =============   ============

Weighted Average Shares Outstanding-Basic (Note 4)               2,808,935     2,773,582       2,805,982       2,771,264
                                                              =============   ===========   =============   ============

Diluted Earnings per Common Share (Note 4)                  $         0.48  $       0.41  $         0.86  $         0.71
                                                              =============   ===========   =============   ============

Weighted Average Shares Outstanding-Diluted (Note 4)             2,848,202     2,818,554       2,847,698       2,817,812
                                                              =============   ===========   =============   ============

Dividends Paid                                              $       85,673  $     85,673  $      171,345  $      171,345
                                                              =============   ===========   =============   ============

Dividends per Share                                         $         0.03  $       0.03  $         0.06  $         0.06
                                                              =============   ===========   =============   ============




See notes to consolidated financial statements.

                    Investors Title Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                      1998                       1997
                                                                      ----                       ----

Operating Activities:
Net income                                                     $   2,442,920             $    2,006,528
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                 181,911                    166,434
        Net (accretion) amortization                                  (3,039)                     2,132
        Provision for losses on premiums receivable                  175,000                         -
        Net (gain) loss on disposals of property                     (18,721)                       422
        Net realized gain on sales of investments                   (122,050)                  (107,049)
        Provision for deferred income taxes                         (384,203)                  (135,957)
        Provision for claims                                       3,692,290                  1,817,988
        Payments of claims, net of recoveries                     (1,312,265)                  (825,723)
  Changes in assets and liabilities:
        Increase in receivables                                   (1,183,053)                  (364,694)
        Increase (decrease) in accounts payable
               and accrued liabilities                             1,179,377                   (181,966)
        Increase in commissions and reinsurance payables              78,847                      6,842
        Decrease in premium taxes payable                            (86,555)                   (88,123)
        Increase in current income taxes payable                     258,782                     33,011
                                                              ---------------           ----------------
    Net cash provided by operating activities                      4,899,241                  2,329,845
                                                              ---------------           ----------------

Investing Activities:
  Purchases of available-for-sale securities                      (3,046,749)                (2,525,212)
  Purchases of held-to-maturity securities                        (1,025,057)                        -
  Proceeds from sales of available-for-sale securities             1,231,190                  1,305,447
  Proceeds from sales of held-to-maturity securities                 390,974                    460,000
  Purchases of property                                             (388,020)                  (120,849)
  Proceeds from sales of property                                     27,621                     21,080
                                                                -------------             --------------
    Net cash used in investing activities                         (2,810,041)                  (859,534)
                                                                -------------             --------------

Financing Activities:
  Distributions of common stock                                       23,330                     82,748
  Dividends paid                                                    (171,345)                  (171,345)
                                                                -------------             --------------
     Net cash used in financing activities                          (148,015)                   (88,597)
                                                                -------------             --------------

Net Increase in Cash and Cash Equivalents                          1,941,185                  1,381,714
Cash and Cash Equivalents, Beginning of Year                       2,823,177                  4,244,570
                                                                -------------             --------------
Cash and Cash Equivalents, End of Period                       $   4,764,362             $    5,626,284
                                                              ===============             ==============

Supplemental Disclosures:
Cash Paid During the Year for:
    Interest                                                   $       6,000             $           -
                                                              ===============             ==============
    Income Taxes                                               $   1,213,126             $      875,765
                                                              ===============             ==============

See notes to consolidated financial statements.


                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

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

Note 2 - Reserves  for Claims

         Transactions in the reserves for claims for the six months ended June 30, 1998 were as follows:

  Balance,  beginning  of year        $    7,622,140
  Provision, charged to operations         3,692,290
  Recoveries                                  88,613
  Payments of claims                      (1,400,878)
                                      ---------------
  Balance, June 30, 1998              $   10,002,165
                                      ===============

         In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 3 - Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The Company adopted SFAS 130 as of January 1, 1998. Adoption of SFAS 130 has not had a financial impact on the Company. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities. Total comprehensive income for the three months ended June 30, 1998 and 1997 was $1,331,949 and $1,574,622, respectively. Total comprehensive income for the six months ended June 30, 1998 and 1997 was $2,589,041 and $2,054,700, respectively.

Note 4 - Earnings Per Common Share

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective December 31, 1997. Earnings per share for the three and six months ending June 30, 1997 have been restated to comply with SFAS 128. Employee stock options are considered outstanding for the diluted earnings per common share calculation. The total increase in the weighted average shares outstanding related to these equivalent shares was 39,267 and 44,972 for the three months ending June 30, 1998 and 1997, respectively and 41,716 and 46,548 for the six months ending June 30, 1998 and 1997, respectively.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The 1997 Form 10-K and the 1997 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

      Results of Operations:
                  For the quarter ended June 30, 1998, net premiums written increased 48% to $11,306,051, investment income increased 16% to $445,491, revenues increased 47% to $12,028,966 and net income increased 20% to $1,375,299 all compared with the same quarter in 1997. Net income per basic and diluted common share increased 20% and 17% to $0.49 and $0.48, all respectively, as compared to the year ago period.

                  For the six months ended June 30, 1998, net premiums written increased 59% to $20,747,899, investment income increased 10% to $865,777, revenues increased 55% to $22,111,286, net income increased 22% to $2,442,920 and both net income per basic and diluted common share increased 21% to $0.87 and $0.86, respectively, all compared with the same period in 1997.

                  Growth in sales has resulted from the Company's efforts to profitably expand the distribution of products and an extremely healthy real estate market. Economic conditions have continued to produce an ideal climate for real estate activity. According to the Mortgage Bankers Association of America, the monthly average 30-year fixed mortgage interest rates declined to 7.07% for the six months ended June 30, 1998 compared with 7.86% for the six months ended June 30, 1997. The volume of business continued to increase in the second quarter of 1998 as the number of policies and commitments issued rose to 68,932, an increase of 47% compared with 46,946 in the same period in 1997. Policies and commitments issued for the six months ended June 30, 1998 were 131,295 compared with 81,803 in 1997.

 Shown below is a breakdown of branch and agency premiums:

                      Three Months Ended                Six Months Ended
                            June 30                          June 30
          --------------------------------------------------------------------
           1998       %       1997        %       1998      %     1997       %
           ----       -       ----        -       ----      -     ----       -

Branch  $ 5,507,971   49    $ 3,981,608   52  $10,087,657   49  $ 7,024,614  54

Agency    5,798,080   51      3,680,081   48   10,660,242   51    6,055,863  46
        -----------   --    -----------   --  -----------   --  -----------  --
Total   $11,306,051  100    $ 7,661,689  100  $20,747,899  100  $13,080,477 100
        ===========  ===    ===========  ===  ===========  ===  =========== ===


                  Shown below is a schedule of title premiums written for the three and six months ended June 30, 1998 and 1997 in all states where our two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

                     Three Months Ended            Six Months Ended
                        June 30                         June 30
              ------------------------------------------------------------
                       1998     1997                  1998       1997
                       ----     ----                  ----       ----

Arkansas         $  17,711    $     0            $    17,711  $      0
Florida             38,392       17,062               46,616      39,835
Georgia            141,146      118,741              283,090     311,650
Indiana             34,475       30,279               66,287      49,218
Kentucky               0            0                    102         0
Maryland           141,398       28,239              178,434      48,604
Michigan         2,103,380    1,249,142            4,179,738   1,917,432
Minnesota          191,270        7,719              416,476       7,719
Mississippi         13,090        4,982               24,063      15,770
Nebraska           224,964      171,739              402,135     330,609
New York           136,854      118,175              238,619     217,530
North Carolina   5,542,565    3,945,470           10,117,116   6,911,833
Pennsylvania           0            0                    250         0
South Carolina     845,091      692,295            1,438,686   1,100,349
Tennessee           47,583       62,683               83,534      76,567
Virginia         1,947,615    1,241,178            3,422,536   2,125,971
               ---------------------------------------------------------
Direct Premiums 11,425,534    7,687,704           20,915,393  13,153,087
Reinsurance, net  (119,483)     (26,015)            (167,494)    (72,610)
               ---------------------------------------------------------
  Net Premiums $11,306,051   $7,661,689         $ 20,747,899 $13,080,477
               ===========   ==========         ============ ===========

                  Total operating expenses increased 52% and 62% for the three and six months ended June 30, 1998, respectively compared with the same periods in 1997. The increase in commissions is the result of the Company's expansion into new markets primarily by continuing to develop agency relationships. Salaries and employee benefits increased primarily due to additional  staffing
needed to process the increase in premium volume. Office occupancy and operations, business development and premium taxes rose primarily due to the increase in premium volume.

                  The provision for claims as a percentage of net premiums written was 19% and 18% for the three and six months ended June 30, 1998, respectively versus 13% and 14% for the same periods in 1997. The reserves for claims have increased $2,380,025 in 1998 compared with year-end based on premium growth, claims experience and management's assessment of the reserve.

Income tax expense as a percentage of income before income taxes was 31% and 28% for the six months ended June 30, 1998 and 1997, respectively. The increase in 1998 was primarily the result of an increase in the tax provision and an increase in income from taxable sources.

     Liquidity and Capital Resources:
                  Net cash provided by operating activities for the six months ended June 30, 1998, amounted to $4,899,241 compared with $2,329,845 for the same six month period during 1997. In addition to operational liquidity, the Company has no long-term debt.
Nonoperating funds were primarily used to purchase investments.

                  On December 9, 1996, the Board of Directors approved the repurchase by the Company of shares of the Company's common stock from time to time at prevailing market prices. The purpose of the repurchases is to avoid dilution to existing shareholders as a result of issuances of stock in connection with stock options and stock bonuses. Pursuant to this approval, the Company has repurchased 29,233 shares at an average price of $19.37 per share as of July 15, 1998, including 6,127 shares purchased at an average purchase price of $26.91 during the quarter ended June 30, 1998. The Board has authorized management to repurchase up to an additional 120,767 shares.

                  Management believes that funds generated from operations (primarily underwriting and investment income) will enable the Company to adequately meet its operating needs. In addition to operational liquidity, the Company maintains a high degree of liquidity within the investment portfolio in the form of short-term investments and other readily marketable securities.

  Other Matters
                  The Company is continuing to address the Year 2000 issues. Management presently believes that with modifications to existing software or conversions to new software, the Year 2000 issue will not pose material operational problems for its accounting computer systems. The Company has begun to communicate with its financial institutions and other third parties with whom it conducts business to determine that they are addressing Year 2000 issues in a timely manner.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Investors Title Company's Annual Meeting of Shareholders was held May 12, 1998. The proposals voted upon and the results of the voting were as follows:

Election of three Directors for a three-year term.

                      For          Against  Abstentions Withheld    Broker
                                                                    Non-votes
                      ---          -------  ----------- --------    ---------
J. Allen Fine         2,745,396     N/A      N/A          780       N/A
David L. Francis      2,743,396     N/A      N/A        2,780       N/A
A. Scott Parker III   2,745,396     N/A      N/A          780       N/A

Item 5.  Other Information

Unless notice of a matter to be presented by a shareholder of the Company at the next Annual Meeting of Shareholders is received at the Company's principal executive offices on or before February 27, 1999, management's proxies for the meeting conferring discretionary authority may be voted with respect to the matter without indicating in the proxy statement how management intends to exercise its discretion.

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

         INVESTORS TITLE COMPANY
         (Registrant)



                                            By: /s/ James A. Fine, Jr.
                                            --------------------------
                                             James A. Fine, Jr.
                                             President



                                            By: /s/Elizabeth P. Bryan
                                            --------------------------
                                            Elizabeth P. Bryan
                                             Vice President
                                             (Principal Accounting Officer)

Dated:  August 13, 1998