Form 10-Q
period 1998-09-30
INVESTORS TITLE CO
filed 1998-11-13
CIK 720858

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: September 30, 1998

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

 Shares outstanding of each of the issuer's classes of common stock as of September 30, 1998:

     Common Stock, no par value              2,800,838
     Class                                   Shares Outstanding

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES


         INDEX


PART I.           FINANCIAL INFORMATION

Item 1.   Financial Statements:

 Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997...3

 Consolidated Statements of Income:
                 Three and Nine Months Ended September 30, 1998 and 1997......4

 Consolidated Statements of Cash Flows:
                 Nine Months Ended September 30, 1998 and 1997................5

             Notes to Condensed Consolidated Financial Statements.............6


Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................7


PART II. OTHER INFORMATION...................................................11

Item 6.  Exhibits and Reports on Form 8-K....................................11


SIGNATURES...................................................................12

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

                    Investors Title Company and Subsidiaries
                           Consolidated Balance Sheets
                 As of September 30, 1998 and December 31, 1997


                                                                            09/30/98                   12/31/97
                                                                            --------                   --------
                                                                             (Unaudited)
Assets

    Cash and Cash Equivalents                                              $  5,286,325               $ 2,823,177

 Investments in securities:
    Held-to-maturity:
      Certificates of deposit                                                    98,982                   130,985
      Bonds, at amortized cost                                                5,290,703                 4,710,481
   Available-for-sale, at fair value:
     Bonds                                                                   23,213,135                19,752,550
     Common and nonredeemable preferred stocks                                5,175,791                 6,530,394
                                                                             ----------                ----------
        Total investments                                                    33,778,611                31,124,410
                                                                             ----------                ----------
   Premiums receivable (less allowance for doubtful accounts:
                        1998: $675,000; 1997: $350,000)                       4,793,990                 3,372,751
   Accrued interest and dividends                                               474,786                   429,064
   Prepaid expenses and other assets                                            438,704                   462,801
   Property acquired in settlement of claims                                    108,500                   280,725
   Property, net                                                              3,277,860                 2,800,079
                                                                             ----------                ----------
   Total Assets                                                           $  48,158,776             $  41,293,007
                                                                             ==========                ==========
 Liabilities and Stockholders' Equity
 Liabilities:
   Reserves for claims (Note 2)                                           $  11,377,665             $   7,622,140
   Accounts payable and accrued liabilities                                   1,166,223                 1,069,372
   Commissions and reinsurance payables                                         103,351                    96,241
   Premium taxes payable                                                        204,345                   153,857
   Current income taxes payable                                                 251,623                    25,081
   Deferred income taxes, net                                                   473,457                 1,197,408
                                                                             ----------                ----------
       Total liabilities                                                     13,576,664                10,164,099
                                                                             ----------                ----------
 Stockholders' Equity:
   Common stock-no par value (shares authorized 6,000,000;
   2,855,744 and 2,855,744 shares issued; and 2,800,838 and
   2,800,240 shares outstanding 1998 and 1997, respectively)                    701,346                   879,612
   Retained earnings                                                         31,666,531                27,933,688
   Net unrealized gain on investments  (accumulated other comprehensive income - Note 3)
     (net of deferred taxes: 1998: $1,141,238; 1997: $1,193,461)              2,214,235                 2,315,608
                                                                             ----------                ----------
       Total stockholders' equity                                            34,582,112                31,128,908
                                                                             ----------                ----------
   Total Liabilities and Stockholders' Equity                             $  48,158,776             $  41,293,007
                                                                             ==========                ==========



            See notes to consolidated financial statements.

                    Investors Title Company and Subsidiaries
                        Consolidated Statements of Income
                           September 30, 1998 and 1997
                                   (Unaudited)

                                                                     For The Three                   For The Nine
                                                                     Months Ended                    Months Ended
                                                                     September 30                    September 30
                                                      ----------------------------------  ------------------------------------
                                                                1998              1997              1998                1997
                                                                -----            -----             -----                ----

Revenues:
    Underwriting income:
       Premiums written                                 $  11,721,247      $  8,164,156     $   32,681,945      $  21,355,118
       Less-premiums for reinsurance ceded                     42,729            57,996            255,528            168,481
                                                           ----------        ----------         ----------         ----------
           Net premiums written                            11,678,518         8,106,160         32,426,417         21,186,637
     Investment income-interest and dividends                 459,947           412,742          1,325,724          1,196,461
     Net realized gain on sales of investments                134,938           126,338            256,988            233,387
     Other                                                    238,231           137,101            613,791            403,166
                                                           ----------        ----------         ----------         ----------
          Total                                            12,511,634         8,782,341         34,622,920         23,019,651
                                                           ----------        ----------         ----------         ----------

Operating Expenses:
      Commissions to agents                                 4,425,467         2,709,484         12,132,478          6,969,825
      Provision for claims (Note 2)                         2,123,924         1,282,844          5,816,214          3,100,832
      Salaries                                              1,696,148         1,211,227          4,393,726          3,290,496
      Employee benefits and payroll taxes                     331,321           394,475          1,659,236          1,344,727
      Office occupancy and operations                         817,000           635,446          2,356,063          1,805,762
      Business development                                    248,517           248,382            882,723            719,134
      Taxes, other than payroll and income                    342,802           195,001            873,507            541,547
      Professional fees                                       137,232           115,723            346,252            214,980
      Other                                                   146,113           108,347            390,154            371,747
                                                          -----------        ----------         ----------         ----------
         Total                                             10,268,524         6,900,929         28,850,353         18,359,050
                                                          -----------        -----------        ----------         ----------

Income Before Income Taxes                                  2,243,110         1,881,412          5,772,567          4,660,601
                                                          -----------        ----------         ----------         ----------

Provision For Income Taxes                                    696,170           552,840          1,782,707          1,325,501
                                                          -----------        ----------         ----------         ----------

Net Income                                              $   1,546,940     $   1,328,572     $    3,989,860      $   3,335,100
                                                          ===========        ==========         ==========         ==========

Basic Earnings per Common Share (Note 4)                $         .55     $         .48     $         1.42      $        1.20
                                                          ===========        ==========         ==========         ==========

Weighted Average Shares Outstanding-Basic (Note 4)          2,805,409         2,789,123          2,805,791          2,777,217
                                                          ===========        ==========        ===========         ==========

Diluted Earnings per Common Share (Note 4)              $         .55     $         .47     $         1.40      $        1.18
                                                          ===========        ==========        ===========         ==========

Weighted Average Shares Outstanding-Diluted (Note 4)        2,837,389         2,828,074          2,844,266          2,821,247
                                                          ===========        ==========        ===========         ==========

Dividends Paid                                          $      85,672     $      85,672     $      257,017      $     257,017
                                                          ===========        ==========        ===========         ==========

Dividends per Share                                     $         .03     $         .03     $          .09      $         .09
                                                          ===========       ===========        ===========         ==========





See notes to consolidated financial statements.

                    Investors Title Company and Subsidiaries
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                         1998               1997
                                                                         -----              ----

Operating Activities:
Net income                                                         $3,989,860          $3,335,100
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                  283,761             253,330
        Net (accretion) discount amortization                          (3,421)              3,092
        Provision for losses on premiums receivable                   325,000             150,000
        Net (gain) loss on disposals of property                      (16,884)              6,991
        Net realized gain on sales of investments                    (256,988)           (233,387)
        Provision for deferred income taxes                          (671,728)           (433,480)
        Provision for claims                                        5,816,214           3,100,832
        Payments of claims, net of recoveries                      (2,060,689)         (1,015,602)
  Changes in assets and liabilities:
        Increase in receivables and other assets                   (1,595,639)           (920,401)
        Increase (decrease) in accounts payable and
                                   accrued liabilities                 96,851              (1,016)
        Increase (decrease) in commissions and
                                   reinsurance payables                 7,110             (13,714)
        Increase in premium taxes payable                              50,488              14,095
        Increase in current income taxes payable                      226,542             219,063
                                                               ---------------     --------------
    Net cash provided by operating activities                       6,190,477           4,464,903
                                                               ---------------     --------------

Investing Activities:
  Purchases of available-for-sale securities                       (3,869,637)         (6,757,604)
  Purchases of held-to-maturity securities                         (1,025,057)                  0
  Proceeds from sales of available-for-sale securities              1,921,332           2,250,316
  Proceeds from sales of held-to-maturity securities                  425,974             512,023
  Purchases of property                                              (775,567)           (273,921)
  Proceeds from sales of property                                      30,909              30,080
                                                               ---------------     --------------
    Net cash used in investing activities                          (3,292,046)         (4,239,106)
                                                               ---------------     --------------

Financing Activities:
  Distributions (repurchases) of common stock                        (178,266)             95,914
  Dividends paid                                                     (257,017)           (257,017)
                                                               ---------------     ---------------
     Net cash used in financing activities                           (435,283)           (161,103)
                                                               ---------------     --------------

Net Increase in Cash and Cash Equivalents                           2,463,148              64,694
Cash and Cash Equivalents, Beginning of Year                        2,823,177           4,244,570
                                                               ---------------     --------------
Cash and Cash Equivalents, End of Period                           $5,286,325          $4,309,264
                                                               ===============     ==============

Supplemental Disclosures:
Cash Paid During the Year for:
    Interest                                                       $    6,052          $        0
                                                               ===============     ==============
    Income Taxes                                                   $2,229,061          $1,540,075
                                                               ===============     ==============


See notes to consolidated financial statements.

                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  September 30, 1998
                                   (Unaudited)

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

Note 2 - Reserves  for Claims

Transactions in the reserves for claims for the nine months ended September 30, 1998 were as follows:

  Balance,  beginning  of year        $    7,622,140
  Provision, charged to operations         5,816,214
  Recoveries                                 142,844
  Payments of claims                      (2,203,533)
                                      ---------------
  Balance, September 30, 1998         $   11,377,665
                                      ===============

In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 3 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The Company adopted SFAS 130 as of January 1, 1998.
Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities. Total comprehensive income for the three months ended September 30, 1998 and 1997 was $1,299,446 and $1,765,779, respectively. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was $3,888,487 and $3,820,479, respectively.

Note 4 - Earnings Per Common Share

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective December

31, 1997.
The total increase in the weighted average shares outstanding related to these equivalent shares was 31,980 and 38,951 for the three months ending September 30, 1998 and 1997, respectively and 38,475 and 44,030 for the nine months ending September 30, 1998 and 1997, respectively.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The 1997 Form 10-K and the 1997 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

Results of Operations:

For the quarter ended September 30, 1998, net premiums written increased 44% to $11,678,518, investment income increased 11% to $459,947, revenues increased 42% to $12,511,634 and net income increased 16% to $1,546,940 all compared with the same quarter in 1997. Net income per share, for both basic and diluted common shares, increased to $.55, representing increases of 15% and 17%, respectively, as compared with the year ago period.

For the nine months ended September 30, 1998, net premiums written increased 53% to $32,426,417, investment income increased 11% to $1,325,724, revenues increased 50% to $34,622,920, net income increased 20% to $3,989,860 and net income per basic and diluted common share increased 18% and 19% to $1.42 and $1.40, all respectively, compared with the same period in 1997.

Growth in sales has resulted from the Company's efforts to profitably expand the distribution of products and an extremely healthy real estate market. The robust economic conditions experienced in the first half of the year carried into the third quarter although they have since declined from peak mid year volume. Sales of existing homes remained strong during the third quarter. According to the Mortgage Bankers Association of America, the monthly average 30-year fixed mortgage interest rates declined to 7.00% for the nine months ended September 30, 1998 compared with 7.73% for the nine months ended September 30, 1997. The volume of business continued to increase in the third quarter of 1998 as the number of policies and commitments issued rose to 70,700, an increase of 40% compared with 50,592 in the same period in 1997. Policies and commitments issued for the nine months ended September 30, 1998 were 201,995 compared with 132,373 in 1997.

Shown below is a breakdown of branch and agency premiums:

             Three Months Ended                Nine Months Ended
                September 30                       September 30
                ------------                       ------------
           1998       %      1997      %     1998       %       1997         %
           ----       -      ----      -     ----       -       ----         -
Branch  $5,552,868   48   $4,214,875  52  $15,640,526  48    $11,239,489    53
Agency   6,125,650   52    3,891,285  48   16,785,891  52      9,947,148    47
        ----------   --    ---------  --   ----------  --      ---------    --
Total  $11,678,518  100   $8,106,160 100  $32,426,417 100    $21,186,637    100
       ===========  ===   ========== ===   ========== ===     ==========    ===

Shown below is a schedule of title premiums written for the three and nine months ended September 30, 1998 and 1997 in all states where our two insurance subsidiaries, Investors Title Insurance Company and Northeast

                     Three Months Ended            Nine Months Ended
                        September 30                  September 30
              ------------------------------------------------------------
                         1998     1997                  1998       1997
                         ----     ----                  ----       ----
Arkansas         $         0    $     0            $   17,711    $      0
Florida               20,406       18,939              67,022      58,774
Georgia               99,551      129,467             382,641     441,117
Indiana               42,841       21,319             109,128      70,537
Kentucky                  75          173                 177         173
Maryland             135,300       22,113             313,734      70,717
Michigan           2,294,357    1,389,510           6,474,095   3,306,942
Minnesota            314,892       51,491             731,368      59,210
Mississippi            4,109        3,407              28,172      19,177
Nebraska             229,216      108,913             631,351     439,522
New York             148,235       99,573             386,854     317,103
North Carolina     5,505,769    4,201,611          15,622,885  11,113,444
Pennsylvania               0            0                 250           0
South Carolina     1,055,599      819,752           2,494,285   1,920,101
Tennessee             60,910       34,060             144,444     110,627
Virginia           1,758,108    1,257,248           5,180,644   3,383,219
West Virginia         35,453            0              35,453           0
                 ---------------------------------------------------------
Direct Premiums   11,704,821    8,157,576          32,620,214  21,310,663
Reinsurance, net     (26,303)     (51,416)           (193,797)   (124,026)
                 ---------------------------------------------------------
Net Premiums   $  11,678,518  $ 8,106,160         $32,426,417 $21,186,637
                 ===========   ==========         ============ ===========

Total operating  expenses  increased 49% and 57% for the three and nine months ended September 30, 1998, respectively compared with the same periods in 1997. The increase in commissions is the result of the Company's expansion into new markets primarily by continuing to develop agency relationships. Salaries and employee benefits increased primarily due to additional staffing needed to process the increase in premium volume. Office occupancy and operations, business development and premium taxes rose primarily due to the increase in premium volume.

The provision for claims as a percentage of net premiums written was 18% for both the three and nine months ended September 30, 1998, versus 16% and 15%, respectively, for the same periods in 1997. The reserves for claims have increased $3,755,525 in 1998 compared with year-end based on premium growth, claims experience and management's assessment of the reserve.

Income tax expense as a percentage of income before income taxes was 31% and 28% for the nine months ended September 30, 1998 and 1997, respectively. The increase in 1998 was primarily the result of an increase in deferred tax expense related to the provision for claims and an increase in income from taxable sources.

Liquidity and Capital Resources:

Net cash provided by operating activities for the nine months ended September 30, 1998, amounted to $6,190,477 compared with $4,464,903 for the same nine month period during 1997. This increase is primarily the result of an increase in premiums as compared with the prior period, partially offset by an increase in commissions expense.

On December 9, 1996, the Board of Directors approved the repurchase by the Company of shares of the Company's common stock from time to time at prevailing market prices. The purpose of the repurchases is to avoid dilution to existing shareholders as a result of issuances of stock in connection with stock options and stock bonuses. Pursuant to this approval, the Company has repurchased 43,277 shares at an average price of $20.30 per share as of October 31, 1998, including 10,044 shares purchased at an average purchase price of $23.47 during the quarter ended September 30, 1998. The Board has authorized management to repurchase up to an additional 106,723 shares.

Management  believes  that  funds  generated  from  operations
(primarily underwriting and investment income) will enable the Company to adequately meet its operating needs. In addition to operational liquidity, the Company maintains a high degree of liquidity within the investment portfolio in the form of short-term investments and other readily marketable securities.

 Other Matters

Year 2000 Issues

In September 1998, the Company created and filled a new position of Vice President of Information Systems. In addition to overall responsibility for the Company's information systems, the individual in this position is leading the Company's Year 2000 Project Committee (the "Committee"), which is comprised of department heads or high level managers representing each of the Company's departments. The Vice President of Information Systems is responsible for
coordinating  the  Company's  Year  2000  compliance   efforts,   including  an
evaluation of the Company's internal systems as well as an assessment of the level of preparedness of other companies with whom the Company does business where the Year 2000 compliance of that entity might materially impact the Company's operations.

The Committee has adopted a three phase approach with estimated completion dates as follows: awareness (fourth quarter 1998), assessment (first quarter 1999) and implementation (third quarter 1999). In the awareness phase, the Committee and the Company as a whole will become educated about the nature of the Year 2000 problem, particularly as it applies to the Company's business circumstances. During the assessment phase the Committee will identify potential points of failure, in addition to determining Year 2000 compliance status of such functions. In the implementation phase, the

Committee will begin by implementing any necessary modifications to those systems which serve critical functions and will proceed to address other less critical systems later in the process.

The Company is currently in the process of inventorying all hardware and software for date-sensitive function. As part of a regular technology refresh cycle, the Company is currently replacing most existing PC workstations and servers. Desktop operating systems, network operating systems and commercial offtheshelf application suites are also being standardized and upgraded to Year 2000 compliant versions.
 This replacement strategy has the added benefit of obtaining vendor representations that all hardware and operating system software being purchased, are Year 2000 compliant. The Company previously budgeted for these technology upgrades therefore additional costs specifically allocated to Year 2000 compliance efforts are expected to be minimal. The Company currently estimates that costs directly attributable solely to its Year 2000 compliance program will be less than $500,000.

The Company is currently completing an inventory of all embedded system technology under the assessment phase. Upon completion of the inventory, the Company will evaluate the results and determine how to proceed.

The Company is also working with its third-party business partners and vendors to assure they are on schedule to detect and address any Year 2000 problems that might affect the Company's systems or business processes. The Company will assess and attempt to mitigate risks with respect to the failure of any mission critical third-party business partners and vendors to be Year 2000 ready.

The Company's preparation of contingency plans for Year 2000 related occurrences is ongoing, and will continue throughout 1999. The elements of the contingency plan will depend upon the results of the Company's awareness and assessment phases, and will become better defined as these phases are completed.

The Company's current assessment of the most likely Year 2000 related worst case scenario is that it may experience a decline in its volume of business or a delay in its ability to write title insurance as a result of failure of various functions and services in the real estate transaction business generally. Any such failure would be likely to impact others in the industry as well, and the Company has no reason to believe that it would be any more adversely affected than other title insurance companies.

Although the Company believes it will have completed all phases of its Year 2000 initiative in sufficient time to identify and remedy any non-compliant programs and systems and avoid any material adverse impact on its business, failure of third-party business partners and governmental services to be Year-2000 compliant, as well as a possible downturn in the economy due to Year 2000 related failures, could have a material adverse effect on the Company's operations.

Safe Harbor Statement

Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements.

These  statements  represent  the
Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) that the demand for title insurance will vary with factors beyond the control of the Company such as changes in mortgage interest rates, availability of mortgage funds, level of real estate activity, cost of real estate, consumer confidence, supply and demand for real estate, inflation and general economic conditions; (ii) that losses from claims may be greater than anticipated such that reserves for possible claims are inadequate;
(iii) that unanticipated adverse changes in securities markets could result in material losses on investments made by the Company; and (iv) the dependence of the Company on key management personnel the loss of whom could have a material adverse affect on the Company's business. The Company's discussion of Year 2000 issues under the heading "Other Matters" contains forward-looking statements that are subject to risks and uncertainties that could cause the actual results to differ from those projected. These include the risks associated with unforeseen technological issues associated with the Company's own Year 2000 compliance efforts and the compliance efforts of third parties on whose systems the Company relies. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

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

Dated:  November 12, 1998