Form 10-K405
period 1998-12-31
INVESTORS TITLE CO
filed 1999-03-30
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 1998

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the transition period from ______________ to _______________

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

    COMMON STOCK, NO PAR VALUE                        NONE
      (Title of each class)         (Name of the exchange on which registered)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                            ---

On March 1, 1999, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $53,142,021.

On March 1, 1999, the number of common shares outstanding was 2,810,349.


                                  DOCUMENTS INCORPORATED BY REFERENCE
               Documents                                                                      Form 10-K Reference
               Portions of Annual Report to Shareholders                                      Part I,  Items 1 and 2
               for fiscal year ended December 31, 1998                                        Part II, Items 5 - 8
                                                                                              Part IV, Item 14
               Portions of Proxy Statement (in connection with Annual Meeting                 Part III, Items 10 - 13
               to be held on May 11, 1999)
               Location of Exhibit Index: The Index to Exhibits is contained in Part IV herein on page 14.

                                     PART I

ITEM 1. BUSINESS

General

        Investors Title Company ("the Company") is a holding company which was incorporated in the State of North Carolina on February 13, 1973. The Company became operational June 24, 1976 when it acquired as a wholly-owned subsidiary Investors Title Insurance Company, a North Carolina corporation ("ITIC"), under a plan of exchange of shares of common stock. On September 30, 1983, the Company acquired as a wholly-owned subsidiary Investors Title Insurance Company of South Carolina, a South Carolina corporation, under a plan of exchange of shares of common stock. On June 12, 1985, its name was changed from Investors Title Insurance Company of South Carolina to Northeast Investors Title Insurance Company ("NE-ITIC".) The Company's executive offices are at 121 North Columbia Street, Chapel Hill, North Carolina 27514. The Company's telephone number is
(919) 968-2200.

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

        ITIC is also licensed to write title insurance in the District of Columbia and the States of Alabama, Arizona, Colorado, Connecticut, Delaware, Idaho, Illinois, Kansas, Louisiana, Massachusetts, Missouri, Montana, Nevada, New Jersey, North Dakota, Ohio, Oklahoma, Rhode Island, Texas, Utah, Vermont, Wisconsin and Wyoming.

        NE-ITIC was incorporated in the State of South Carolina on February 23, 1973, and became licensed to write title insurance in that State on November 1, 1973. It also currently writes title insurance as a primary insurer and as a reinsurer in the State of New York.

        Title insurance guarantees owners, mortgagees, and others with a lawful interest in real property against loss by reason of encumbrances and defective title to such property. The commitments and policies issued are the standard American Land Title Association approved forms. Title insurance policies do not insure against future risks. Most other types of insurance protect against losses and events in the future. ITIC is the leading title insurer of North Carolina property and has held this position for fifteen years.

        In the State of North Carolina, title insurance commitments and policies are issued by the home office and branch offices. ITIC has 28 branch offices in North Carolina.

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

        The risk retention limits of ITIC and NE-ITIC are self-imposed and more conservative than state insurance regulations.

        ITIC's financial stability has been recognized by two independent Fannie Mae approved actuarial firms with the highest rating categories of "A Double Prime - unsurpassed financial stability" and "A+ - strong overall financial condition."

        NE-ITIC's financial stability has been recognized by two independent Fannie Mae approved actuarial firms with rating categories of "A Prime - unsurpassed financial stability" and "A - strong overall financial condition."

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

Operations of Subsidiaries

        ITIC offers primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance premiums written are for a one-time initial payment, with no recurring premiums. Schedule A summarizes the net premiums written during the years 1996 through 1998 by this subsidiary.

        NE-ITIC offers primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance premiums written are for a one-time initial payment with no recurring premiums. Schedule A summarizes the net premiums written during the years 1996 through 1998 by this subsidiary.

        ITEC offers services in connection with tax-free exchanges. Schedule A summarizes total revenues during the years 1996 through 1998.

        SCDP had revenues of $21,628, $4,186 and $3,712 in 1998, 1997 and 1996,
respectively.

        For a description of Net Premiums Written geographically, refer to the Management's Discussion and Analysis of Results of Operations and Financial Condition in the 1998 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

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

Marketing

        ITIC's current and future marketing plan is based upon providing fast and efficient service in the delivery of title insurance coverage through a home office, branch offices, and issuing agents. In North Carolina, ITIC operates through a home office and 28 branch offices. In South Carolina, ITIC operates through a branch office and issuing agents located conveniently to customers throughout the State. ITIC also writes title insurance policies through issuing agents in Arkansas, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Nebraska, Pennsylvania, Tennessee, Virginia and West Virginia.

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

                                   SCHEDULE A
                        INVESTORS TITLE INSURANCE COMPANY
                              NET PREMIUMS WRITTEN
                         For The Years Ended December 31

          1998                         1997                        1996

      $44,870,338                  $29,434,155                 $20,577,779
      ===========                  ===========                 ===========



                   NORTHEAST INVESTORS TITLE INSURANCE COMPANY
                              NET PREMIUMS WRITTEN
                         For The Years Ended December 31

          1998                         1997                        1996

       $509,358                      $441,195                    $533,376
       ========                      ========                    ========





                      INVESTORS TITLE EXCHANGE CORPORATION
                                   FEES EARNED
                         For The Years Ended December 31

          1998                         1997                        1996

       $627,729                      $542,688                    $272,998
       ========                      ========                    ========

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

        ITIC is domiciled in North Carolina and subject to North Carolina state insurance regulations. Examinations are scheduled every five years by the North Carolina Department of Insurance. ITIC was last examined by the North Carolina Department of Insurance commencing on May 15, 1995 for the period January 1, 1992 through December 31, 1994 with no material deficiencies noted.

        NE-ITIC is domiciled in South Carolina and subject to South Carolina state insurance regulations. Examinations are scheduled periodically by the South Carolina Department of Insurance. NE-ITIC was last examined by the South Carolina Department of Insurance commencing on June 22, 1998 for the period January 1, 1994 through December 31, 1997, with no material deficiencies noted.

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

        The Company is an insurance holding company, and is also subject to regulation in the states in which its insurance subsidiaries do business. These regulations, among other things, require insurance holding companies to register and file certain reports and require prior regulatory approval of intercorporate transfers including, in some instances, the payment of shareholders' dividends by the insurance subsidiaries. All states set requirements for admission to do business, including minimum levels of capital and surplus. State insurance departments have broad administrative powers and monitor the stability and service of insurance companies.

        In addition to the financial statements which are required to be filed as part of this report and are prepared on the basis of generally accepted accounting principles, the Company's insurance subsidiaries also prepare financial statements in accordance with statutory accounting principles prescribed or permitted by state regulations. Based upon the latter principles, as of December 31, 1998, ITIC reported $23,307,030 of capital and surplus, and net income of $6,033,721; and NE-ITIC reported $2,294,878 of capital and surplus, and net income of $173,474.

        ITIC and NE-ITIC both meet the minimum capital and surplus requirements of the states in which they are licensed.

Competition

        ITIC currently operates primarily in Michigan, North Carolina, South Carolina and Virginia. ITIC's major competitors are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title Insurance Company, First American Title Insurance Company, Lawyers Title Insurance Corporation, Old Republic National Title Insurance Company and Stewart Title Guaranty Company. Key elements that affect competition are price, expertise, timeliness and quality of service, financial strength and size of the insurer.

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

        The Company, ITIC, NE-ITIC, ITEC and SCDP had investment income as set out in the following table for the years 1994 through 1998:



                               FOR THE YEARS ENDED DECEMBER 31
                               -------------------------------
                   1998           1997           1996           1995          1994
                   ----           ----           ----           ----          ----
Company             $ 76,390       $ 15,295        $67,162        $16,238      $12,225
ITIC               1,612,066      1,476,807      1,161,795      1,007,255      926,976
NE-ITIC              133,975        126,426        121,007        111,939      103,600
ITEC                  11,875          9,616          2,708          3,457        3,911
SCDP                     643             44            260          1,747            0
                  ----------     ----------     ----------     ----------   ----------

TOTAL             $1,834,949     $1,628,188     $1,352,932     $1,140,636   $1,046,712
                  ==========     ==========     ==========     ==========   ==========



        See Note 3 to the Financial Statements incorporated herein by reference for the major categories of investments, earnings by investment categories, scheduled maturities, amortized cost, and market values of investment securities.

Employees

        The Company, ITEC, NE-ITIC and SCDP have no paid employees. Officers of the Company are full-time paid employees of ITIC, which had 209 full-time employees and 19 part-time employees as of December 31, 1998.

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

        The Company owns the office building and property located on the corner of North Columbia and West Rosemary Streets in Chapel Hill, North Carolina, which serves as the Company's corporate headquarters. The building contains approximately 23,000 square feet. The Company's principal subsidiary, ITIC, leases office space in 31 locations throughout North Carolina, South Carolina, Michigan and Virginia.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

Identification of Executive Officers

        The following table sets forth the executive officers of the Company as of December 31, 1998. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the board or until his respective successor has been elected.


                             Position with         Officer       Term to
Name                  Age    Registrant            Since         Expire
----                  ---    ----------            -----         ------
J. Allen Fine         64     Chairman,             1973          1999
                             Director and
                             CEO

James A. Fine, Jr.    36     President, Director   1987          1999
                             and Treasurer

W. Morris Fine        32     Executive Vice        1992          1999
                             President and
                             Secretary

Elizabeth P. Bryan    38     Vice President        1987          1999
                             and Assistant Secretary

L. Dawn Martin        33     Vice President        1993          1999
                             and Assistant Secretary


        J. Allen Fine, Chief Executive Officer and Chairman of the Board of Directors, is the father of James A. Fine, Jr., President, Director and Treasurer of the Company, and W. Morris Fine, Executive Vice President and Secretary of the Company.

        The business experience of the Executive Officers of the Company is set forth below:

J. Allen Fine has been Chairman of the Board and Chief Executive Officer of the Company since its incorporation. Mr. Fine also served as President of the Company until May 1997. Mr. Fine is the father James A. Fine, Jr., President, Director and Treasurer of the Company, and W. Morris Fine, Executive Vice President and Secretary of the Company.

James A. Fine, Jr. was named Vice President of the Company in 1987. In 1997, Mr. Fine was named President and Treasurer and appointed a Director of the Company. James A. Fine, Jr. is the son of J. Allen Fine, Chief Executive Officer and Chairman of the Board of the Company, and brother of W. Morris Fine, Executive Vice President and Secretary of the Company.

W. Morris Fine joined the Company in July, 1992, and was subsequently named Vice President of the Company. In 1993, Mr. Fine was named Treasurer of the Company and served in that capacity until 1997. In 1997, Mr. Fine was named Executive Vice President and Secretary of the Company. Morris Fine is the son of J. Allen Fine, Chairman and Chief Executive Officer of the Company, and brother of James
A. Fine, Jr., President, Director and Treasurer of the Company.

Elizabeth P. Bryan joined the Company in 1985 as Controller and in 1987, she was named Vice President of the Company.

L. Dawn Martin joined the Company in February, 1991 and in 1993, she was named Vice President of the Company.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The high and low sales prices for the common stock on NASDAQ and the dividends paid per common share for each quarter in the last two fiscal years are indicated under "Shareholder Information" in the 1998 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data for the five years ended December 31, 1998 is in the 1998 Annual Report to Shareholders under the caption "Financial Highlights" and is incorporated herein by reference. The information should be read in conjunction with the Financial Statements and Notes and the Management's Discussion and Analysis of Results of Operations and Financial Condition which are in the 1998 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        Management's Discussion and Analysis of Results of Operations and Financial Condition in the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Management's Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk in the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data in the 1998 Annual Report to Shareholders are incorporated herein by reference.

        The financial statement schedules meeting the requirements of Regulation S-X are shown as Schedules I, II, III, IV and V included on pages 20 through 27.

        The supplementary financial information (Selected Quarterly Financial
Data) in the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There were no changes in, nor disagreements with, accountants on accounting and financial disclosure.

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

        Information pertaining to Directors of the Company under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 1999 is incorporated herein by reference. Other information with respect to executive officers is contained in Part I - Item 4(a) under the caption "Executive Officers of the Company".

ITEM 11.  EXECUTIVE COMPENSATION

        Information pertaining to executive compensation under the heading "Executive Compensation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1999 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information pertaining to securities ownership of certain beneficial owners and management under the heading "Ownership of Stock by Executive Officers and Certain Beneficial Owners" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1999 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information pertaining to certain relationships and related transactions under the heading "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1999 is incorporated herein by reference.


                                           PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:
1. Financial Statements

        The following financial statements in the 1998 Annual Report to Shareholders are hereby incorporated by reference:

        Report of Independent Accountants
        Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the Years Ended December 31, 1998,
               1997 and 1996
        Consolidated Statements of Stockholders' Equity for the Years Ended
               December 31, 1998, 1997 and 1996
        Consolidated Statements of Comprehensive Income for the Years Ended
               December 31, 1998, 1997 and 1996
        Consolidated Statements of Cash Flows for the Years Ended December 31,
               1998, 1997 and 1996
        Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following is a list of financial statement schedules and the Auditors' Report on such schedules filed as part of this report on Form 10-K:

Investors Title Company and Subsidiaries:
Independent Auditors' Report on Financial Statement Schedules

Schedule Number              Description
---------------              -----------
I                            Summary of Investments - Other Than Investments
                                in Related Parties
II                           Condensed Financial Information of Registrant
III                          Supplementary Insurance Information
IV                           Reinsurance
V                            Valuation and Qualifying Accounts

All other schedules are omitted, as the required information is not applicable or required, or the information is presented in the consolidated financial statements or the notes thereto.

****
3. Exhibits


                                                          Page Number or
Exhibit                                                   Incorporation by
Number  Description                                       Reference to
------  -----------                                         ------------
(3)(i)         Articles of Incorporation                  Exhibit 1 to Form 10,
                                                          dated June 12, 1984

(3)(ii)        Bylaws                                     Exhibit 2 to Form 10,
                                                          dated June 12, 1984

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
                                                           1989








                                                         Page Number or
Exhibit                                                  Incorporation by
Number         Description                               Reference to
------         -----------                               ------------
(10)(ii)       1993 Incentive Stock Option Plan          Exhibit 10 to Form
                                                         10-K, page 32,
                                                         dated December 31,
                                                         1993

(10)(iii)      1993 Incentive Stock Option Plan          Exhibit 10 to Form
               W. Morris Fine                            10-K, page 33, dated
                                                         December 31,1993

(10)(iv)       Employment Agreement date                 Exhibit 10 to Form
               February 9, 1984 with                     10-K, page 14, dated
               J. Allen Fine, Chairman                   December 31, 1985

(10)(v)        Form of Incentive Stock Option            Exhibit 10(v) to Form
               Agreement under 1993 Incentive            10-K, page 29, dated
               Stock Option Plans                        December 31, 1994

(10)(vi)       Form of Amendment dated                   Exhibit 10(vi) to Form
               November 8, 1994 to Stock Option          10-Q, page 11, dated
               Agreement dated as of November 13, 1989   March 31, 1995

(10)(vii)      Form of Stock Option Agreement            Exhibit 10(vii) to Form
               dated November 13, 1989                   10-Q, page 13, dated
                                                         March 31, 1995

(10)(viii)     1997 Stock Option and Restricted          Exhibit 10(viii) to Form
               Stock Plan                                10-K, page 29, dated
                                                         December 31, 1996

(10)(ix)       Form of Nonqualified Stock Option         Exhibit 10(ix) to Form
               Agreement to Non-employee Directors       10-Q, page 13, dated
               dated May 13, 1997 under the 1997         June 30, 1997
               Stock Option and Restricted Stock
               Plan

(10)(x)        Form of Nonqualified Stock Option         Exhibit 10(x) to Form
               Agreement under 1997 Stock Option         10-K, page 27, dated
               and Restricted Stock Plan                 December 31, 1997

(10)(xi)       Form of Incentive Stock Option            Exhibit 10(xi) to Form
               Agreement under 1997 Stock Option         10-K, page 34, dated
               and Restricted Stock Plan                 December 31, 1997



                                                         Page Number or
Exhibit                                                  Incorporation by
Number         Description                               Reference to
------         -----------                               ------------
(13)           Portions of 1998 Annual                   Included herewith
               Report to Shareholders
               incorporated by reference
               in this report as set forth
               in Part II hereof.

(21)           Subsidiaries of Registrant                Exhibit 21 to Form
                                                         10-K, page 55, dated
                                                         December 31, 1994

(27)           Financial Data Schedule - 1998            Included herewith

(B) Reports on Form 8-K
        No reports were filed on Form 8-K for the fourth quarter.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS TITLE COMPANY



                              By: /s/J. Allen Fine
                                  -----------------------
                                  J. Allen Fine
                      Chairman and Chief Executive Officer
                              Date: March 30, 1999
                                    ----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the 30th day of March, 1999.




/s/J. Allen Fine
------------------------------------------------
J. Allen Fine, Chairman and Chief Executive
Officer


/s/James A. Fine, Jr.
---------------------------------------------
James A. Fine, Jr., President, Treasurer
and Director (Principal Financial Officer)


/s/Elizabeth P. Bryan
--------------------------------------------
Elizabeth P. Bryan, Vice President and Asst.
Secretary (Principal Accounting Officer)


/s/Lillard H. Mount
--------------------------------------------
Lillard H. Mount, Director

/s/David L. Francis
---------------------------------------------
David L. Francis, Director

---------------------------------------------
Loren B. Harrell, Jr., Director


/s/William J. Kennedy III
------------------------------------------
William J. Kennedy III, Director


/s/H. Joe King, Jr.
----------------------------------------------
H. Joe King, Jr., Director


/s/James R. Morton
-------------------------------------------
James R. Morton, Director


/s/A. Scott Parker, III
-----------------------
A.Scott Parker, III, Director

INDEPENDENT AUDITORS' REPORT


Investors Title Company and subsidiaries:

We have audited the consolidated financial statements of Investors Title Company (the "Company") and its subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 29, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/ Deloitte & Touche, LLP.
Raleigh, North Carolina

January 29, 1999

                                                                                             SCHEDULE I

                                  INVESTORS TITLE COMPANY AND SUBSIDIARIES
                                           SUMMARY OF INVESTMENTS
                                          As of December 31, 1998

-------------------------------------------------------------------------------------------------------------
                                                                                                Amount at
                                                                                               which shown
                                                                                                 in the
Type of Investment                                          Cost(1)        Market Value       Balance Sheet
-------------------------------------------------------------------------------------------------------------

Fixed Maturities:
  Bonds:

    States, municipalities and political
      subdivisions                                         $26,384,756        $27,667,864        $27,439,790
     Public utilities                                          199,078            225,440            225,440
     All other corporate bonds                                 735,815            759,000            759,000
  Certificates of deposit                                       98,982             98,982             98,982
                                                         --------------   ----------------   ----------------
      Total fixed maturities                                27,418,631         28,751,286         28,523,212
                                                         --------------   ----------------   ----------------

Equity Securities:
  Common Stocks:
      Public utilities                                         385,394            719,200            719,200
      Banks, trust and insurance companies                     415,810          1,543,907          1,543,907
      Industrial, miscellaneous and all other                1,113,472          2,399,244          2,399,244
  Nonredeemable preferred stocks                               608,117            613,561            613,561
                                                         --------------   ----------------   ----------------
      Total equity securities                                2,522,793          5,275,912          5,275,912
                                                         --------------   ----------------   ----------------
Total investments per the consolidated balance sheet        29,941,424                            33,799,124
                                                         --------------                      ----------------

Short-term investments                                       7,466,378                             7,466,378
                                                         --------------                      ----------------
      Total investments                                    $37,407,802                           $41,265,502
                                                         ==============                      ================


(1) Fixed maturities are shown at amortized cost and equity securities are shown at original cost.

                                                                    SCHEDULE II




                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997

                                                                      1998                 1997
Assets
  Cash and Cash Equivalents                                        $ 208,315             $ 535,565
  Investments in equity securities                                    75,000                75,000
  Investments in affiliated companies                             31,421,749            26,685,072
  Income taxes receivable                                          1,171,548               392,531
  Other receivables                                                   94,133               116,039
  Deferred income tax                                                110,025                94,571
  Prepaid expenses and other assets                                    2,423                68,645
  Property, net                                                    1,737,491             1,765,509
                                                            -----------------    ------------------

TOTAL ASSETS                                                    $ 34,820,684          $ 29,732,932
                                                            =================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Accounts payable and accrued liabilities                         $ 119,826             $ 148,894
                                                            -----------------    ------------------

STOCKHOLDERS' EQUITY:
  Common stock-No par (shares authorized,
    6,000,000; 2,855,744 and 2,855,744 shares issued
    and 2,809,123 and 2,800,240
    shares outstanding 1998 and
    1997, respectively)                                            1,650,350             1,650,350
  Retained earnings                                               33,050,508            27,933,688
                                                            -----------------    ------------------
    Total stockholders' equity                                    34,700,858            29,584,038
                                                            -----------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 34,820,684          $ 29,732,932
                                                            =================    ==================



See notes to condensed financial statements.


                                                                                                SCHEDULE II
                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                            1998                1997                 1996
Revenues:
Investment income-interest and dividends                 $ 76,390             $ 15,295             $ 67,163
Rental income                                             435,821              362,889              350,331
Miscellaneous income                                       23,014                    -                1,000
                                                  ----------------   ------------------   ------------------
     Total                                                535,225              378,184              418,494
                                                  ----------------   ------------------   ------------------
OPERATING EXPENSES:
Office occupancy and operations                           138,475              133,283              142,872
Business development                                       13,234               10,927                8,593
Taxes-other than payroll and income                        48,569               30,499               49,579
Professional fees                                          22,269               43,516               33,684
Interest expense                                                -                    -                7,692
Other expenses                                            105,857              184,492               36,231
                                                  ----------------   ------------------   ------------------
     Total                                                328,404              402,717              278,651
                                                  ----------------   ------------------   ------------------

Equity in Net Income of Affiliated Cos.*                5,311,677            4,536,715            3,745,375
                                                  ----------------   ------------------   ------------------
Income Before Income Taxes                              5,518,498            4,512,182            3,885,218
                                                  ----------------   ------------------   ------------------
Provision for Income Taxes                                 58,989              (18,200)              41,681
                                                  ================   ==================   ==================
Net Income                                            $ 5,459,509          $ 4,530,382          $ 3,843,537
                                                  ================   ==================   ==================
Basic Earnings per Common Share                            $ 1.95               $ 1.63               $ 1.39
                                                  ================   ==================   ==================
Weighted Average Shares Outstanding-Basic               2,806,267            2,782,449            2,772,286
                                                  ================   ==================   ==================
Diluted Earnings Per Common Share                          $ 1.92               $ 1.60               $ 1.37
                                                  ================   ==================   ==================
Weighted Average Shares Outstanding-Diluted             2,841,035            2,826,730            2,813,001
                                                  ================   ==================   ==================


* Eliminated in consolidation

See notes to condensed financial statements.

                                                                                                                SCHEDULE II

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                              1998             1997                 1996
Operating Activities:
  Net income                                                             $ 5,459,509       $ 4,530,382          $ 3,843,537
   Adjustments to reconcile net income to net cash provided
     by operating activities:
         Equity in net earnings of subsidiaries less dividends received of
           $575,000, $595,000 and $510,000 in 1998, 1997 and 1996,
           respectively                                                   (4,736,677)       (3,941,715)          (3,235,375)
         Gain on disposal of property                                        (20,475)                -                    -
         Depreciation                                                         57,573            62,362               68,560
         Benefit for deferred income taxes                                   (15,454)          (68,883)              (7,116)
         (Increase) decrease in receivables                                   21,906           (70,806)              13,607
         (Increase) decrease in income taxes receivable-current             (779,017)           70,914              100,942
         Increase in prepaid expenses                                         66,222           149,477                    -
         Increase (decrease) in accounts payable and accrued liabilities     (29,068)           27,967              (19,580)
                                                                      ---------------  ----------------    -----------------
            Net cash provided by operating activities                         24,519           759,698              764,575
                                                                      ---------------  ----------------    -----------------

INVESTING ACTIVITIES:
   Purchases of securities                                                         -                 -              (30,000)
   Proceeds from sales of securities                                               -            15,000                    -
   Purchases of furniture and equipment and building                         (31,555)          (36,112)              (2,980)
   Proceeds from the disposal of property                                     22,475                 -                    -
                                                                      ---------------  ----------------    -----------------
      Net cash used in investing activities                                   (9,080)          (21,112)             (32,980)
                                                                      ---------------  ----------------    -----------------

FINANCING ACTIVITIES:
   Payments on demand notes                                                        -                 -             (362,000)
   Dividends paid                                                           (342,689)         (342,689)            (271,297)
                                                                      ---------------  ----------------    -----------------
      Net cash used in financing activities                                 (342,689)         (342,689)            (633,297)
                                                                      ---------------  ----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (327,250)          395,897               98,298
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 535,565           139,668               41,370
                                                                      ===============  ================    =================
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $ 208,315         $ 535,565            $ 139,668
                                                                      ===============  ================    =================

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
   Interest                                                                $      -          $       -            $ 15,837
                                                                      ===============  ================    =================
   Income Taxes                                                            $ 853,460         $ (20,231)           $ (48,801)
                                                                      ===============  ================    =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
During 1996, the Company exchanged assets with a value of $60,000 for an equity investment.


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

2. Cash dividends paid to Investors Title Company by its wholly-owned subsidiary, Investors Title Insurance Company, were $350,000, $350,000 and $350,000 in 1998, 1997 and 1996, respectively. Cash dividends paid to Investors Title Company by its wholly-owned subsidiary, Investors Title Exchange Corporation, were $225,000, $245,000 and $160,000 in 1998, 1997 and 1996, respectively.



                                                                                                                        SCHEDULE III
                                 INVESTORS TITLE COMPANY AND SUBSIDIARIES
                                    SUPPLEMENTARY INSURANCE INFORMATION
                           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

-----------------------------------------------------------------------------------------------------------------------------------
                                 Future
                                 Policy               Other
                                Benefits,             Policy                            Benefits  Amortization
                     Deferred    Losses,              Claims                            Claims,   of Deferred
                      Policy     Claims                and         Net        Net      Losses and    Policy       Other
                    Acquisition and Loss   Unearned  Benefits    Premium   Investment  Settlement Acquisition   Operating  Premiums
      Segment          Cost     Expenses   Premiums  Payable     Revenue     Income     Expenses     Costs      Expenses   Written
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1998
Title               --      $ 13,362,665     --     $ 84,598 $45,379,696    $1,834,949  $ 8,094,950     --     $32,685,804   N/A

Year Ended
December 31, 1997
Title               --       $ 7,622,140     --     $ 96,241 $29,875,350   $ 1,628,188  $ 4,679,353     --     $21,260,381   N/A

Year Ended
December 31, 1996
Title               --       $ 5,086,065     --      $60,902 $21,111,155   $ 1,352,932  $ 2,939,741     --     $14,629,904   N/A


                                                                    SCHEDULE IV
                        INVESTORS TITLE COMPANY AND SUBSIDIARIES
                                      REINSURANCE
                 For the Years Ended December 31, 1998, 1997, and 1996

---------------------------------------------------------------------------------------------
                                          Ceded to   Assumed from             Percentage of
                             Gross         Other        Other         Net        Amount
                             Amount       Companies    Companies     Amount    Assumed to Net
---------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 1998
TITLE INSURANCE PREMIUMS    $45,618,518     $312,627    $73,805   $45,379,696      0.2%

YEAR ENDED
DECEMBER 31, 1997
TITLE INSURANCE PREMIUMS    $30,058,724     $241,821    $58,447   $29,875,350      0.2%

YEAR ENDED
DECEMBER 31, 1996
TITLE INSURANCE PREMIUMS    $21,187,689     $121,093    $44,559   $21,111,155      0.2%

                                                                     SCHEDULE V
                            INVESTORS TITLE COMPANY AND SUBSIDIARIES
                                VALUATION AND QUALIFYING ACCOUNTS
                      For the Years Ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------------------------------
                       Balance at      Additions       Additions Charged
                       Beginning      Charged to           to Other         Deductions-    Balance at
Description            of Period   Costs and Expenses  Accounts - Describe   describe*    End of Period
--------------------------------------------------------------------------------------------------------
1998
Premiums Receivable
Valuation Provision   $   350,000   $   425,000               $-            $      -       $   775,000

Impairment of
Building Plans        $   150,000   $    68,122               $-            $      -       $   218,122

Reserves for
Claims                $ 7,622,140   $ 8,094,950               $-            $(2,354,425)   $13,362,665

Provision for
Equipment Disposal    $      -      $   280,000               $-            $      -       $   280,000


1997
Premiums Receivable
Valuation Provision   $   200,000   $   150,000               $-            $      -       $   350,000

Impairment of
Building Plans        $      -      $   150,000               $-            $      -       $   150,000

Reserves for
Claims                $ 5,086,065   $ 4,679,353               $-            $(2,143,278)   $ 7,622,140

1996
Premiums Receivable
Valuation Provision   $   120,000   $    80,000               $-            $      -       $   200,000

Reserves For
Claims                $ 3,836,065   $ 2,939,741               $-            $(1,689,741)   $ 5,086,065





*Payments of Claims