Form 10-K/A
period 1998-12-31
INVESTORS TITLE CO
filed 1999-04-16
CIK 720858

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A

                                   (Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the fiscal year ended December 31, 1998

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
                               EXCHANGE ACT OF 1934
                 For the transition period from to ________.

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ______

On March 1, 1999, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $53,142,021.

On March 1, 1999, the number of common shares outstanding was 2,810,349.

DOCUMENTS INCORPORATED BY REFERENCE

Documents                                            Form 10-K Reference
---------                                            -------------------
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