Form 10-Q
period 1999-03-31
INVESTORS TITLE CO
filed 1999-05-13
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended:        March 31, 1999
                                              -------------------


                                    OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________   to _________________



         Commission File Number:                  0-11774
                                             -----------------

                          INVESTORS TITLE COMPANY
                          -----------------------

               (Exact name of registrant as specified in its charter)


        North Carolina                                   56-1110199
        -----------------------------------------------------------
       (State of Incorporation)                        (I.R.S. Employer)



        121 North Columbia Street, Chapel Hill, North Carolina      27514
       -------------------------------------------------------------------
        (Address of Principal Executive Offices)                 (Zip Code)

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

Yes    X             No
     ----                ----

Shares outstanding of each of the issuer's classes of common stock as of April 30, 1999:

Common Stock, no par value                              2,779,451
--------------------------------------------------------------------
Class                                             Shares Outstanding

                  INVESTORS TITLE COMPANY AND SUBSIDIARIES


                            INDEX


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements:

    Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998....3

    Consolidated Statements of Income:
       Three Months Ended March 31, 1999 and 1998 ............................4

    Consolidated Statements of Cash Flows:
       Three Months Ended March 31, 1999 and 1998 ............................5

    Notes to Condensed Consolidated Financial Statements .....................6


 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................7


PART II. OTHER INFORMATION...................................................11

 Item 6. Exhibits and Reports on Form 8-K....................................11


SIGNATURES...................................................................12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   Investors Title Company and Subsidiaries
                                      Consolidated Balance Sheets
                                   As of March 31, 1999 and December 31, 1998
                                              (Unaudited)

                                                                               March 31, 1999        December 31, 1998
                                                                               --------------        -----------------

Assets
Cash and Cash Equivalents                                                       $ 10,250,583              $8,141,354

  Investments in securities:
    Fixed maturities:
      Held-to-maturity, at amortized cost                                          4,974,558               5,287,458
      Available-for-sale, at fair value                                           22,998,439              23,235,754
      Equity securities, at fair value                                             4,749,709               5,275,912
                                                                               --------------           -------------
        Total investments                                                         32,722,706              33,799,124

  Premiums ( less allowance for doubtful accounts:
             1999: $775,000; 1998: $775,000)                                       4,499,386               5,357,000
  Accrued interest and dividends                                                     425,835                 481,741
  Prepaid expenses and other assets                                                  746,956                 410,778
  Property acquired in settlement of claims                                          191,617                 108,500
  Property, net                                                                    3,812,450               3,299,315
  Deferred income tax asset, net                                                     143,395                       -
                                                                               --------------           -------------

  Total Assets                                                                  $ 52,792,928             $51,597,812
                                                                               ==============           =============

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for claims (Note 2)                                                  $ 14,187,665             $13,362,665
  Accounts payable and accrued liabilities                                         1,030,810               1,258,802
  Commissions and reinsurance payables                                               153,767                  84,598
  Premium taxes payable                                                               91,304                 277,887
  Current income taxes payable                                                       453,990                 207,350
  Deferred income taxes, net                                                            -                     77,845
                                                                               --------------           -------------
      Total liabilities                                                           15,917,536              15,269,147
                                                                               --------------           -------------

Stockholders' Equity:
  Common stock-no par value (shares authorized 6,000,000;
  2,855,744 and 2,855,744 shares issued; and 2,801,104 and
  2,809,123 shares outstanding 1999 and 1998, respectively)                           356,281                 732,453
  Retained earnings                                                                34,141,154              33,050,508
  Accumulated other comprehensive income (net unrealized gain on investments)
    (net of deferred taxes: 1999: $1,225,580; 1998: $1,311,995) (Note 3)            2,377,957               2,545,704
                                                                               ---------------          --------------
      Total stockholders' equity                                                   36,875,392              36,328,665
                                                                               ---------------          --------------

  Total Liabilities and Stockholders' Equity                                    $  52,792,928             $51,597,812
                                                                               ===============          ==============

See notes to consolidated financial statements.

                               Investors Title Company and Subsidiaries
                                  Consolidated Statements of Income
                                      March 31, 1999 and 1998
                                           (Unaudited)


                                                                    For The Three
                                                                    Months Ended
                                                                      March 31
                                                         ------------------------------------
                                                             1999                   1998
                                                         -------------          -------------

Revenues:
    Underwriting income:
       Premiums written                                   $  10,771,628          $  9,516,951
       Less-premiums for reinsurance ceded                       77,391                75,103
                                                          -------------          -------------
           Net premiums written                              10,694,237             9,441,848
     Investment income-interest and dividends                   470,127               420,286
     Net realized gain on sales of investments                  191,405                70,175
     Other                                                      160,547               150,011
                                                          -------------          -------------
          Total                                              11,516,316            10,082,320
                                                          -------------          -------------

Operating Expenses:
      Commissions to agents                                   3,991,288              3,531,840
      Provision for claims (Note 2)                           1,580,868              1,564,370
      Salaries                                                1,792,777              1,226,059
      Employee benefits and payroll taxes                       749,975                811,034
      Office occupancy and operations                           888,333                659,734
      Business development                                      274,910                307,775
      Taxes, other than payroll and income                       42,408                 45,614
      Premium and retaliatory taxes                             261,910                196,826
      Professional fees                                         166,158                 89,136
      Other                                                      47,869                123,814
                                                          -------------          -------------
         Total                                                9,796,496              8,556,202
                                                          -------------          -------------

Income Before Income Taxes                                    1,719,820              1,526,118
Provision For Income Taxes                                      543,502                458,497
                                                          -------------          -------------

Net Income                                                $   1,176,318          $   1,067,621
                                                          =============          =============

Basic Earnings per Common Share (Note 4)                  $        0.42          $        0.38
                                                          =============          =============

Weighted Average Shares Outstanding-Basic (Note 4)            2,805,423              2,803,028
                                                          =============          =============

Diluted Earnings per Common Share (Note 4)                $        0.42          $        0.38
                                                          =============          =============

Weighted Average Shares Outstanding-Diluted (Note 4)          2,821,888              2,846,113
                                                          =============          =============

Dividends Paid                                            $      85,672          $      85,672
                                                          =============          =============

Dividends per Share                                       $        0.03          $        0.03
                                                          =============          =============


See notes to consolidated financial statements.

                            Investors Title Company and Subsidiaries
                              Consolidated Statements of Cash Flows
                       For the Three Months Ended March 31, 1999 and 1998
                                           (Unaudited)

                                                                       1999               1998
                                                                  -------------      -------------

Operating Activities:
Net income                                                         $ 1,176,318       $ 1,067,621
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                   100,966            79,184
        Net (accretion) discount amortization                           12,642            (2,294)
        Provision for losses on premiums receivable                        -              75,000
        Net loss on disposals of property                                1,791                83
        Net realized gain on sales of investments                     (191,405)          (70,175)
        Benefit for deferred income taxes                             (134,825)          (64,553)
        Provision for claims                                         1,580,868         1,564,370
        Payments of claims, net of recoveries                         (755,868)         (687,745)
  Changes in assets and liabilities:
        Increase in receivables and other assets                       494,225          (542,082)
        Decrease in accounts payable and accrued liabilities          (227,992)         (253,100)
        Increase (decrease) in commissions and reinsurance payables     69,169            (7,031)
        Decrease in premium taxes payable                             (186,583)          (22,239)
        Increase in current income taxes payable                       246,640           503,182
                                                                 -------------      -------------
    Net cash provided by operating activities                        2,185,946         1,640,221
                                                                 -------------      -------------

Investing Activities:
  Purchases of available-for-sale securities                          (100,000)         (996,730)
  Purchases of held-to-maturity securities                                 -            (584,035)
  Proceeds from sales of available-for-sale securities                 793,519           762,044
  Proceeds from sales of held-to-maturity securities                   307,500           130,000
  Purchases of property                                               (620,742)         (135,725)
  Proceeds from sales of property                                        4,850               -
                                                                 -------------      -------------
    Net cash provided by (used in) investing activities                385,127          (824,446)
                                                                 -------------      -------------

Financing Activities:
  Distributions (repurchases) of common stock                         (376,172)           99,390
  Dividends paid                                                       (85,672)          (85,672)
                                                                  -------------      ------------
    Net cash provided by (used in) investing activities               (461,844)           13,718
                                                                  -------------      ------------

Net Increase in Cash and Cash Equivalents                            2,109,229           829,493
Cash and Cash Equivalents, Beginning of Year                         8,141,354         2,823,177
                                                                 -------------      -------------
Cash and Cash Equivalents, End of Period                           $10,250,583      $  3,652,670
                                                                  =============      ============

Supplemental Disclosures:
Cash Paid During the Year for:
    Income Taxes                                                   $  430,487        $    20,062
                                                                 =============      =============

See notes to consolidated financial statements.

                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)

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

      Reference  should  be  made  to  the  "Notes  to  Consolidated   Financial
      Statements" of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 for a description of accounting policies.

Note 2 - Reserves for Claims
----------------------------
     Transactions in the reserves for claims for the three months ended March 31, 1999 were as follows:

  Balance, beginning of year                         $  13,362,665
  Provision, charged to operations                       1,580,868
  Recoveries                                               133,377
  Payments of claims                                      (889,245)
                                                      -------------
  Balance, March 31, 1999                            $  14,187,665
                                                      =============

      In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 3 - Comprehensive Income
-----------------------------
      Total comprehensive income for the three months ended March 31, 1999 and 1998 was $1,008,571 and $1,257,092, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share
----------------------------------
      Employee stock options are considered outstanding for the diluted earnings per common share calculation. The total increase in the weighted average shares outstanding related to these equivalent shares was 16,465 and 43,085 for the three months ending March 31, 1999 and 1998, respectively. Options to purchase 50,416 and 2,600 shares of common stock were outstanding at March 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

      Subsequent to March 31, 1999, the Company repurchased 22,318 common shares at an average purchase price of $21.59 per share under a stock repurchase program.

Item 2.  Management's  Discussion  and  Analysis of  Financial  Condition
        -----------------------------------------------------------------
        and Results of Operations
        -------------------------
           The 1998 Form 10-K and the 1998 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

           Results of Operations:
           ----------------------
           For the quarter ended March 31, 1999, net premiums written increased 13% to $10,694,237, investment income increased 12% to $470,127, revenues increased 14% to $11,516,316 and net income increased 10% to $1,176,318 all compared with the same quarter in 1998. Net income per basic and diluted common share, increased 11% to $.42 and 11% to $.38, respectively, as compared with the year ago period.

           Growth in revenues has resulted from a combination of continued marketing efforts and a strong economy. The strong economic conditions experienced during 1998 carried over into the first quarter of 1999, despite a small uptide in interest rates by the end of the quarter. Housing starts generally remained strong during the first quarter of 1999. According to the Mortgage Bankers Association of America, the monthly average 30-year fixed mortgage interest rates declined to 6.88% for the three months ended March 31, 1999 compared with 7.04% for the three months ended March 31, 1998. The volume of business continued to increase in the first quarter of 1999 as the number of policies and commitments issued rose to 68,191, an increase of 9% compared with 62,363 in the same period in 1998.

           Branch net premiums written as a percentage of total net premiums written were 48% and 49% for the three months ended March 31, 1999 and 1998, respectively. Net premiums written from branch operations increased 12% and 50% for the three months ended March 31, 1999 and 1998, respectively.

           Agency net premiums written as a percentage of total net premiums written were 52% and 51% for the three months ended March 31, 1999 and 1998, respectively. Due to the Company's efforts to increase the distribution of its products through an agency network, agency net premiums increased 14% and 105% for the three months ending March 31, 1999 and 1998, respectively.

           Shown below is a schedule of title premiums written for the three months ended March 31, 1999 and 1998 in all states where the
           Company's two insurance   subsidiaries,   Investors  Title Insurance
           Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

                                                1999                    1998
                                              -------                 --------
                 Florida                   $      -            $         8,224
                 Georgia                      159,712                  141,944
                 Indiana                       35,803                   31,812
                 Kentucky                          93                      102
                 Maryland                     103,760                   37,036
                 Michigan                   1,779,066                2,076,358
                 Minnesota                    412,657                  225,206
                 Mississippi                    5,430                   10,973
                 Nebraska                     138,680                  177,171
                 New York                     144,443                  101,765
                 North Carolina             5,128,234                4,574,551
                 Pennsylvania                     -                        250
                 South Carolina               930,487                  593,595
                 Tennessee                    102,322                   35,951
                 Virginia                   1,593,505                1,474,921
                 West Virginia                224,975                      -
                                          ------------             ------------
                 Direct Premiums           10,759,167                9,489,859
                 Reinsurance, net             (64,930)                 (48,011)
                                          ------------             ------------
                    Net Premiums         $ 10,694,237         $      9,441,848
                                         =============             ============

           Total operating expenses increased 14% for the three months ended March 31, 1999. The increase in commissions is the result of the Company's expansion into new markets primarily by continuing to develop agency relationships. Salaries increased primarily due to an increase in the number of employees for the three months ended March 31, 1999 as compared with the same period in 1998. Office occupancy and operations and premium and retaliatory taxes rose primarily due to the increase in premium volume. Professional fees increased primarily as a result of payment of employee recruitment fees during the three months ended March 31, 1999 as well as an increase in consulting fees during the first quarter 1999 as compared with the same period in 1998.

           The provision for claims as a percentage of net premiums written was 15% for the three months ended March 31, 1999, versus 17% for the same period in 1998. The decrease in the percentage of provision for claims to net premiums written is the result of management's current assessment of the Company's claims experience.

           Liquidity and Capital Resources:
           --------------------------------
           Net cash provided by operating activities for the three months ended March 31, 1999, amounted to $2,185,946 compared with $1,640,221 for the same three-month period during 1998. This increase is primarily the result of an increase in premiums as compared with the prior period, partially offset by an increase in commissions expense.

          On December 9, 1996, the Board of Directors approved the repurchase by the Company of shares of the Company's common stock from time to time at prevailing market prices. The purpose of the repurchases is to avoid dilution to existing shareholders as a result of issuances of stock in connection with stock options and stock bonuses. Pursuant to this approval, the Company has repurchased 95,574 shares at an average price of $22.13 per share as of April 30, 1999, including 29,112 shares purchased at an average purchase price of $22.01 during the quarter ended March 31, 1999. The Board has authorized management to repurchase up to an additional 54,426 shares.

           Management believes that funds generated from operations (primarily underwriting and investment income) will enable the Company to adequately meet its operating needs. In addition to operational liquidity, the Company maintains a high degree of liquidity within the investment portfolio in the form of short-term investments and other readily marketable securities.

           Other Matters
           -------------

           Year 2000 Issues
           ----------------

           The Company's Year 2000 Project Committee (the "Committee") is comprised of department heads and high-level managers representing each of the Company's departments. Under the leadership of the Vice President of Information Systems, the Committee has continued its efforts to ensure that all aspects of the Company's business and operations are adequately addressed in the Company's Year 2000 readiness efforts.

           The Committee adopted a three-phase approach with estimated completion dates as follows: awareness (fourth quarter 1998), assessment (first quarter 1999) and implementation (third quarter
           1999). In the awareness phase, the Committee and the Company as a whole became educated about the nature of the Year 2000 problem, particularly as applied to the Company's business circumstances. During the assessment phase the Committee identified potential points of failure and evaluated Year 2000 compliance status of such functions. The implementation phase will focus on modifying non-compliant systems that serve critical business needs. Less critical systems will be addressed once the primary systems have been remediated.

           The Company has inventoried all hardware and software for date-sensitive function. As part of a regular technology refresh cycle, the Company is currently replacing most existing PC workstations and servers. Desktop operating systems, network operating systems and commercial off-the-shelf application suites are also being standardized and upgraded to Year 2000 compliant versions. This replacement strategy will have the added benefit of obtaining vendor representations that all hardware and operating system software being purchased, are Year 2000 compliant. The Company previously budgeted for these technology upgrades; therefore, additional costs specifically allocated to Year 2000 compliance efforts are expected to be minimal. The Company currently estimates that costs directly attributable solely to its Year 2000 compliance program will be less than $175,000. These funds will be used for potential replacement of non computer-related equipment and other Year 2000 needs as they are identified. The Company has lowered its original cost estimate as stated in the third quarter 1998 as a result of preliminary evaluation of the assessment phase (see discussion below). The Company has incurred no material costs directly related to its Year 2000 compliance program as of March 31, 1999.

           The Company has completed a preliminary evaluation of the assessment phase and observed a common operating environment exists throughout the Company. The existence of a common operating environment has reduced the amount of product research and potential remediation that may be required. The Company is beginning to formalize testing procedures and remediation efforts.

           The Company is in contact with its third-party business partners and vendors to insure they are addressing, or have addressed, any Year 2000 problems that might affect the Company's systems or business processes. The Company will assess and attempt to mitigate risks with respect to the failure of any mission critical third-party business partners and vendors to be Year 2000 ready.

           The Company's preparation of contingency plans for Year 2000-related occurrences is ongoing and will continue throughout 1999. The elements of the contingency plan will depend upon the continued analysis of the Company's assessment phase as well as internal Company meetings to ensure that each operational aspect of the Company is addressed appropriately.

           The Company's current assessment of the most likely Year 2000-related worst case scenario is that it may experience a decline in its volume of business or a delay in its ability to write title insurance as a result of failures in various functions and services in the real estate transaction business.

           Although the Company believes it will have completed all the remaining phases of its Year 2000 initiative in sufficient time to identify and remedy any non-compliant programs and systems and avoid any material adverse impact on its business, failure of third-party business partners and governmental services to be Year 2000 compliant, as well as a possible downturn in the economy due to Year 2000-related failures, could have a material adverse effect on the Company's operations.

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

Item. 3.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------
           The Company's market risk exposure has not changed materially from the exposure as disclosed in the Company's 1998 Annual Report on Form 10-K.


PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
      (a)  Exhibits
           --------
           (27)  Financial Data Schedule included herewith.

      (b)  Reports on Form 8-K
           -------------------
           There were no reports filed on Form 8-K for this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed in its behalf by the undersigned hereunto duly authorized.

                             INVESTORS TITLE COMPANY
                                  (Registrant)



                                           By:  /s/ James A. Fine, Jr.
                                               -----------------------
                                                James A. Fine, Jr.
                                                President



                                           By: /s/ Elizabeth P. Bryan
                                               -----------------------
                                                Elizabeth P. Bryan
                                                Vice President
                                               (Principal Accounting Officer)

Dated:  May 13, 1999