Form 10-Q
period 1999-06-30
INVESTORS TITLE CO
filed 1999-08-13
CIK 720858

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: June 30, 1999
                                                 ----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                        Commission File Number: 0-11774
                                                -----------
                            INVESTORS TITLE COMPANY
                           ------------------------
             (Exact name of registrant as specified in its charter)


                           North Carolina       56-1110199
                           --------------       ----------
                   (State of Incorporation)  (I.R.S. Employer)



121 North Columbia Street, Chapel Hill, North Carolina 27514
-------------------------------------------------------------
 (Address of Principal Executive Offices)           (Zip Code)

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
                        Yes X    No
                           ---
 Shares outstanding of each of the issuer's classes of common stock as of July 19, 1999:

     Common Stock, no par value              2,776,575
     --------------------------              ---------
     Class                                   Shares Outstanding

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES


                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

 Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998......3

 Consolidated Statements of Income:
         Three and Six Months Ended June 30, 1999 and June 30, 1998.........4

 Consolidated Statements of Cash Flows:
         Six Months Ended June 30, 1999 and June 30, 1998...................5

 Notes to Consolidated Financial Statements.................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......11

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............12

Item 6.  Exhibits and Reports on Form 8-K................................. 12


SIGNATURES.................................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
------------------------------

                                   Investors Title Company and Subsidiaries
                                          Consolidated Balance Sheets
                                   As of June 30, 1999 and December 31, 1998
                                                 (Unaudited)

                                                                                       June 30, 1999         December 31, 1998
                                                                                    ------------------     --------------------

Assets
  Cash and Cash Equivalents                                                       $         8,851,471       $      8,141,354

  Investments in securities:
     Fixed maturities:
       Held-to-maturity, at amortized cost                                                  4,871,686              5,287,458
       Available-for-sale, at fair value                                                   24,345,874             23,235,754
     Equity securities, at fair value                                                       5,194,177              5,275,912
                                                                                    ------------------   --------------------
        Total investments                                                                  34,411,737             33,799,124

  Premiums (less allowance for doubtful accounts: 1999 and 1998: $775,000)                  4,542,346              5,357,000
  Accrued interest and dividends                                                              482,838                481,741
  Prepaid expenses and other assets                                                           642,811                410,778
  Property acquired in settlement of claims                                                   191,617                108,500
  Property, net                                                                             4,175,397              3,299,315
  Deferred income tax asset, net                                                              548,368                      -
                                                                                    ------------------   --------------------

  Total Assets                                                                    $        53,846,585       $     51,597,812
                                                                                    ==================   ====================

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for claims (Note 2)                                                    $        15,152,665       $     13,362,665
  Accounts payable and accrued liabilities                                                  1,209,714              1,258,802
  Commissions and reinsurance payables                                                        179,501                 84,598
  Premium taxes payable                                                                             -                277,887
  Current income taxes payable                                                                 49,723                207,350
  Deferred income taxes, net                                                                        -                 77,845
                                                                                    ------------------   --------------------
      Total liabilities                                                                    16,591,603             15,269,147
                                                                                    ------------------   --------------------

Stockholders' Equity:
  Common stock-no par value (shares authorized 6,000,000;
  2,855,744 and 2,855,744 shares issued; and 2,776,301 and
  2,809,123 shares outstanding 1999 and 1998, respectively)                                         1                732,453
  Retained earnings                                                                        35,385,220             33,050,508
  Accumulated other comprehensive income (net unrealized gain on investments)
    (net of deferred taxes: 1999: $963,782; 1998: $1,311,995) (Note 3)                      1,869,761              2,545,704
                                                                                    ------------------   --------------------
      Total stockholders' equity                                                           37,254,982             36,328,665
                                                                                    ------------------   --------------------

  Total Liabilities and Stockholders' Equity                                      $        53,846,585       $     51,597,812
                                                                                    ==================   ====================

See notes to consolidated financial statements.

                                      Investors Title Company and Subsidiaries
                                           Consolidated Statements of Income
                                                June 30, 1999 and 1998
                                                      (Unaudited)


                                                                     For The Three                        For The Six
                                                                     Months Ended                         Months Ended
                                                                        June 30                             June 30
                                                           -------------------------------     --------------------------------
                                                           -------------      ------------     -------------      -------------
                                                               1999              1998              1999               1998
                                                           -------------      ------------     -------------      -------------
Revenues:
    Underwriting income:
       Premiums written                                   $ 12,463,764        $ 11,443,747    $ 23,235,392       $  20,960,698
       Less-premiums for reinsurance ceded                      78,877             137,696         156,268             212,799
                                                           -------------      ------------     -------------      -------------
           Net premiums written                             12,384,887          11,306,051      23,079,124          20,747,899
     Investment income-interest and dividends                  498,650             445,491         968,777             865,777
     Net realized gain on sales of investments                  88,953              51,875         280,358             122,050
     Other                                                     224,521             225,549         385,068             375,560
                                                           -------------      ------------     -------------      -------------
          Total                                             13,197,011          12,028,966      24,713,327          22,111,286
                                                           -------------      ------------     -------------      -------------

Operating Expenses:
      Commissions to agents                                  4,818,820           4,175,171       8,810,108           7,707,011
      Provision for claims (Note 2)                          1,712,861           2,127,920       3,293,729           3,692,290
      Salaries                                               1,912,818           1,471,519       3,705,595           2,697,578
      Employee benefits and payroll taxes                      625,522             516,881       1,375,497           1,327,915
      Office occupancy and operations                        1,019,035             879,329       1,907,368           1,539,063
      Business development                                     363,574             326,431         638,484             634,206
      Taxes, other than payroll and income                     105,533              58,519         147,941             104,133
      Premium and retaliatory taxes                            216,290             229,746         478,200             426,572
      Professional fees                                        225,348             119,884         391,506             209,020
      Other                                                     55,385             120,227         103,254             244,041
                                                           -------------      ------------     -------------      -------------
         Total                                              11,055,186          10,025,627      20,851,682          18,581,829
                                                           -------------      ------------     -------------      -------------

Income Before Income Taxes                                   2,141,825           2,003,339       3,861,645           3,529,457
Provision For Income Taxes                                     669,798             628,040       1,213,300           1,086,537
                                                           -------------      ------------     -------------      -------------

Net Income                                                $  1,472,027        $  1,375,299    $  2,648,345       $   2,442,920
                                                           =============      ============     =============      =============

Basic Earnings per Common Share (Note 4)                  $       0.53        $       0.49    $       0.95       $        0.87
                                                           =============      ============     =============      =============

Weighted Average Shares Outstanding-Basic (Note 4)           2,782,431           2,808,935       2,793,929           2,805,982
                                                           =============      ============     =============      =============

Diluted Earnings per Common Share (Note 4)                $       0.53        $       0.48    $       0.94       $        0.86
                                                           =============      ============     =============      =============

Weighted Average Shares Outstanding-Diluted (Note 4)         2,791,298           2,848,202       2,806,542           2,847,698
                                                           =============      ============     =============      =============

Dividends Paid                                            $     85,673        $     85,673    $    171,345       $     171,345
                                                           =============      ============     =============      =============

Dividends per Share                                       $       0.03        $       0.03    $       0.06       $        0.06
                                                           =============      ============     =============      =============


See notes to consolidated financial statements.

                                   Investors Title Company and Subsidiaries
                                     Consolidated Statements of Cash Flows
                                For the Six Months Ended June 30, 1999 and 1998
                                                (Unaudited)


                                                                       1999                 1998
                                                                  --------------     -----------------

Operating Activities:
Net income                                                        $   2,648,345      $   2,442,920
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                    192,810            181,911
        Net (accretion) discount amortization                            46,965             (3,039)
        Provision for losses on premiums receivable                           -            175,000
        Net (gain) loss on disposals of property                          2,431            (18,721)
        Net realized gain on sales of investments                      (280,358)          (122,050)
        Benefit for deferred income taxes                              (278,000)          (384,203)
        Provision for claims                                          3,293,729          3,692,290
        Payments of claims, net of recoveries                        (1,503,729)        (1,312,265)
  Changes in assets and liabilities:
        Decrease (increase) in receivables and other assets             562,146         (1,183,053)
        Increase (decrease) in accounts payable and accrued liabilities (49,088)         1,179,377
        Increase in commissions and reinsurance payables                 94,903             78,847
        Decrease in premium taxes payable                              (341,626)           (86,555)
        Increase (decrease) in current income taxes payable            (157,627)           258,782
                                                                  --------------     -----------------
    Net cash provided by operating activities                         4,230,901          4,899,241
                                                                  --------------     -----------------

Investing Activities:
  Purchases of available-for-sale securities                         (3,077,623)        (3,046,749)
  Purchases of held-to-maturity securities                             (100,986)        (1,025,057)
  Proceeds from sales of available-for-sale securities                1,326,147          1,231,190
  Proceeds from sales of held-to-maturity securities                    449,086            390,974
  Purchases of property                                              (1,076,198)          (388,020)
  Proceeds from sales of property                                         4,875             27,621
                                                                  --------------     -----------------
    Net cash used in investing activities                            (2,474,699)        (2,810,041)
                                                                  --------------     -----------------

Financing Activities:
  Distributions (repurchases) of common stock                          (874,740)            23,330
  Dividends paid                                                       (171,345)          (171,345)
                                                                  --------------     -----------------
    Net cash used in investing activities                            (1,046,085)          (148,015)
                                                                  --------------     -----------------

Net Increase in Cash and Cash Equivalents                               710,117          1,941,185
Cash and Cash Equivalents, Beginning of Year                          8,141,354          2,823,177
                                                                  --------------     -----------------
Cash and Cash Equivalents, End of Period                          $   8,851,471      $   4,764,362
                                                                  ==============     =================

Supplemental Disclosures:
Cash Paid During the Year for:
    Income Taxes                                                  $   1,638,827      $   1,216,748
                                                                  ==============     =================

See notes to consolidated financial statements.

                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

Note 2 - Reserves for Claims
----------------------------
      Transactions in the reserves for claims for the six months ended June 30, 1999 were as follows:

         Balance, beginning of year                   $      13,362,665
         Provision, charged to operations                     3,293,729
         Recoveries                                             167,455
         Payments of claims                                  (1,671,184)
                                                      ------------------
         Balance, June 30, 1999                       $      15,152,665
                                                      ==================

      In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 3 - Comprehensive Income
-----------------------------
      Total comprehensive income for the three months ended June 30, 1999 and 1998 was $963,831 and $1,331,949, respectively. Total comprehensive income for the six months ended June 30, 1999 and 1998 was $1,972,402 and
      $2,589,041, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share
----------------------------------
      Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 8,867 and 39,267 for the three months ended June 30, 1999 and 1998, respectively and 12,613 and 41,716 for the six months ended June 30, 1999 and 1998, respectively. Options to purchase 59,106 and 42,550 shares of common stock were outstanding for the three months ended June 30, 1999 and 1998, respectively and 54,606 and 43,050 for the six months ended June 30, 1999 and 1998, respectively but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

      Subsequent to June 30, 1999, the Company repurchased 4,000 common shares at a price of $18.25 per share under a stock repurchase program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ----------------------------------------------------------------

           The 1998 Form 10-K and the 1998 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

           Results of Operations:
           ----------------------
           For the quarter ended June 30, 1999, net premiums written increased 10% to $12,384,887, investment income increased 12% to $498,650, revenues increased 10% to $13,197,011 and net income increased 7% to $1,472,027 all compared with the same quarter in 1998. Net income per basic and diluted common share increased 8% to $.53 and 10% to $.53, respectively, as compared with the year ago period.

           For the six months ended June 30, 1999, net premiums written increased 11% to $23,079,124, investment income increased 12% to $968,777, revenues increased 12% to $24,713,327, net income increased 8% to $2,648,345 and both net income per basic and diluted common share increased 9% to $0.95 and $0.94, respectively, all compared with the same period in 1998.

             The Company continues to benefit from a healthy economy. Mortgage lending remains strong overall, although the recent uptick in interest rates has reduced the demand for refinancing. According to the Mortgage Bankers Association of America, the monthly average 30-year fixed mortgage interest rates declined to 7.04% for the six months ended June 30, 1999 compared with 7.07% for the six months ended June 30, 1998. The volume of business continued to increase in the second quarter of 1999 as the number of policies and commitments issued rose to 71,731, an increase of 4% compared with 68,932 in the same period in 1998. Policies and commitments issued for the six months ended June 30, 1999 were 139,922 compared with 131,295 in 1998.

           Branch net premiums written as a percentage of total net premiums written were 45% and 49% for the three months ended June 30, 1999 and 1998, respectively and 47% and 49% for the six months ended June 30, 1999 and 1998, respectively. Net premiums written from branch operations increased 2% and 38% for the three months ended June 30, 1999 and 1998, respectively, as compared with the same periods in the prior year. For the six months ended June 30, 1999 and 1998, net premiums written from branch operations increased 7% and 44%, respectively, as compared with the same prior year periods.

           Agency net premiums written as a percentage of total net premiums written were 55% and 51% for the three months ended June 30, 1999 and 1998, respectively, and 53% and 51% for the six months ended June 30, 1999 and 1998, respectively. Due to the Company's efforts to increase the distribution of its products through an agency network, agency net premiums increased 17% and 58% for the three months ended June 30, 1999 and 1998, respectively, as compared with the same periods in the prior year. For the six months ended June 30, 1999 and 1998, net premiums written from agency operations increased 16% and 76%, respectively, as compared with the same prior year periods.

           Shown below is a schedule of title premiums written for the six months ended June 30, 1999 and 1998 in all states where the Company's two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

                                            1999                     1998
                                     ----------------------  -----------------------

                 Arkansas           $           -            $        17,711
                 Florida                        -                     46,616
                 Georgia                  261,038                    283,090
                 Indiana                  167,864                     66,287
                 Kentucky                   3,833                        102
                 Maryland                 288,138                    178,434
                 Michigan               3,675,834                  4,179,738
                 Minnesota                907,518                    416,476
                 Mississippi               11,268                     24,063
                 Nebraska                 525,574                    402,135
                 New York                 287,743                    238,619
                 North Carolina        10,698,551                 10,117,116
                 Pennsylvania                   -                        250
                 South Carolina         2,302,900                  1,438,686
                 Tennessee                258,146                     83,534
                 Virginia               3,352,962                  3,422,536
                 West Virginia            468,504                          -
                 Wisconsin                  1,433                          -
                                    ----------------------  -----------------------
                 Direct Premiums       23,211,306                 20,915,393
                 Reinsurance, net        (132,182)                  (167,494)
                                    ----------------------  -----------------------
                    Net Premiums    $  23,079,124            $    20,747,899
                                    ======================  =======================

           Total operating expenses increased 10% and 12% for the three and six-month periods ended June 30, 1999, respectively, compared with the same periods in 1998. The increase in commissions is the result of the Company's expansion into new markets primarily by continuing to develop agency relationships. Salaries and employee benefits increased primarily due to additional staffing needed to process the increase in premium volume. Office occupancy and operations and business development rose primarily due to the increase in premium volume. Professional fees increased primarily as a result of payment of employee recruitment fees and consulting fees during the six months ended June 30, 1999 as compared with the same period in 1998.

           The provision for claims as a percentage of net premiums written was 14% for the three and six months ended June 30, 1999, versus 19% and 18% for the same periods in 1998. The decrease in the percentage of the provision for claims to net premiums written is the result of management's current assessment of the Company's claims experience.

           Liquidity and Capital Resources:
           --------------------------------
           Net cash provided by operating activities for the six months ended June 30, 1999, amounted to $4,230,901 compared with $4,899,241 for the same six-month period during 1998. This decrease is primarily the result of decreases in the provision for possible claims, accounts payable and accrued liabilities and premium taxes payable, partially offset by a decrease in receivables and other assets.

           On December 9, 1996, the Board of Directors approved the repurchase by the Company of shares of the Company's common stock from time to time at prevailing market prices. The purpose of the repurchases is to avoid dilution to existing shareholders as a result of issuances of stock in connection with stock options and stock bonuses. Pursuant to this approval, the Company has repurchased 99,024 shares at an average price of $20.77 per share as of June 30, 1999, including 25,768 shares purchased at an average purchase price of $20.12 during the quarter ended June 30, 1999 and 54,880 purchased at an average price of $21.12 for the six months ended June 30, 1999. The Board has authorized management to repurchase up to an additional 50,976 shares.

           On May 11, 1999, the Board of Directors also approved the repurchase of 200,000 shares of the Company's common stock.

           During the six months ended June 30, 1999, the Company repurchased common stock valued at $1,159,066 and redistributed previously acquired common stock valued at $284,326 in satisfaction of stock option exercises and stock bonuses under the Company's Long Term Incentive Plans. Although there was a net increase in retained earnings for the six months ended June 30, 1999, these repurchases and distributions negatively affected retained earnings and common stock by $142,288 and $732,452, respectively.

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

           The Company has inventoried all hardware and software for date-sensitive function. As part of a regular technology refresh cycle, the Company is currently replacing most existing PC workstations and servers. Desktop operating systems, network operating systems and commercial off-the-shelf application suites are also being standardized and upgraded to Year 2000 compliant versions. This replacement strategy will have the added benefit of obtaining vendor representations that all hardware and operating system software being purchased are Year 2000 compliant. The Company previously budgeted for these technology upgrades; therefore, additional costs specifically allocated to Year 2000 compliance efforts are expected to be minimal. The Company currently estimates that costs directly attributable solely to its Year 2000 compliance program will be less than $175,000. These funds will be used for potential replacement of non computer-related equipment and other Year 2000 needs. The Company has lowered its original cost estimate as stated in the third quarter 1998 as a result of preliminary evaluation of the assessment phase (see discussion below). The Company has incurred no material costs directly related to its Year 2000 compliance program as of June 30, 1999.

           The Company has completed a preliminary evaluation of the assessment phase and observed that a common operating environment exists throughout the Company. The existence of a common operating environment has reduced the amount of product research and potential remediation that may be required. The Company is beginning to formalize testing procedures and remediation efforts.

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

Item. 3.  Quantitative and Qualitative Disclosures About Market Risk
          -----------------------------------------------------------
           The Company's market risk exposure has not changed materially from the exposure as disclosed in the Company's 1998 Annual Report on Form 10-K.
                                  11

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

           Investors Title Company's Annual Meeting of Shareholders was held May 11, 1999. The proposals voted upon and the results of the voting were as follows:

           Election of four Directors for a three-year term.
                                                                        Broker
                             For     Against   Abstentions Withheld  Non-votes
                             ---     -------   ----------- --------  ---------
W. Morris Fine            2,486,243     N/A       N/A        1,404       N/A

Loren B. Harrell, Jr.     2,485,460     N/A       N/A        2,187       N/A

H. Joe King, Jr.          2,486,354     N/A       N/A        1,293       N/A

William J. Kennedy III    2,484,573     N/A       N/A        3,074       N/A


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

                             INVESTORS TITLE COMPANY
                                  (Registrant)



                                  By:  /s/ James A. Fine, Jr.
                                     ------------------------
                                       James A. Fine, Jr.
                                       President



                                 By: /s/ Elizabeth P. Bryan
                                     -----------------------
                                       Elizabeth P. Bryan
                                       Vice President
                                      (Principal Accounting Officer)

Dated:  August 13, 1999