Form 10-Q
period 1999-09-30
INVESTORS TITLE CO
filed 1999-11-12
CIK 720858

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: September 30, 1999
                                                 ----------------
                                       OR

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
                        Yes X    No
                           ---
 Shares outstanding of each of the issuer's classes of common stock as of September 30, 1999:

     Common Stock, no par value              2,770,765
     --------------------------              ---------
     Class                                   Shares Outstanding

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES


                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

 Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998...3

 Consolidated Statements of Income:
     Three and Nine Months Ended September 30, 1999 and September 30, 1998....4

 Consolidated Statements of Cash Flows:
      Nine Months Ended September 30, 1999 and September 30, 1998.............5

 Notes to Consolidated Financial Statements...................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................12


SIGNATURES...................................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
------------------------------

                               Investors Title Company and Subsidiaries
                                      Consolidated Balance Sheets
                               As of September 30, 1999 and December 31, 1998
                                             (Unaudited)

                                                                     September 30, 1999                December 31, 1998
                                                                   ---------------------           -----------------------

Assets
  Cash and Cash Equivalents                                       $         8,560,994                $            8,141,354

  Investments in securities:
     Fixed maturities:
       Held-to-maturity, at amortized cost                                  4,644,209                             5,287,458
       Available-for-sale, at fair value                                   26,000,644                            23,235,754
     Equity securities, at fair value                                       4,826,765                             5,275,912
                                                                   --------------------             -----------------------
        Total investments                                                  35,471,618                            33,799,124

  Premiums receivable
   (less allowance for doubtful accounts: 1999 and 1998: $775,000)          3,930,653                             5,357,000
  Accrued interest and dividends                                              510,182                               481,741
  Prepaid expenses and other assets                                           621,370                               410,778
  Property acquired in settlement of claims                                   191,617                               108,500
  Property, net                                                             5,241,291                             3,299,315
  Prepaid federal income taxes                                                221,547                                     -
  Deferred income tax asset, net                                              807,520                                     -
                                                                    ------------------              ------------------------

  Total Assets                                                   $         55,556,792               $            51,597,812
                                                                 =====================              ===========================

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for claims (Note 2)                                   $         15,562,665               $            13,362,665
  Accounts payable and accrued liabilities                                  1,874,237                             1,258,802
  Commissions and reinsurance payables                                        235,661                                84,598
  Premium taxes payable                                                        72,660                               277,887
  Current income taxes payable                                                      -                               207,350
  Deferred income taxes, net                                                        -                                77,845
                                                                    ------------------              ------------------------
      Total liabilities                                                    17,745,223                            15,269,147
                                                                    ------------------              ------------------------

Stockholders' Equity:
  Common stock-no par value (shares authorized 6,000,000;
    2,855,744 and 2,855,744 shares issued; and 2,770,765 and
    2,809,123 shares outstanding 1999 and 1998, respectively)                      1                               732,453
  Retained earnings                                                       36,488,253                            33,050,508
  Accumulated other comprehensive income (net unrealized gain on investments)  (net of deferred taxes: 1999: $682,280;
                        1998: $1,311,995) (Note 3)                         1,323,315                             2,545,704
                                                                   -------------------              ------------------------
      Total stockholders' equity                                          37,811,569                            36,328,665
                                                                   -------------------              ------------------------

  Total Liabilities and Stockholders' Equity                     $        55,556,792              $             51,597,812
                                                                 =====================            ===========================

See notes to consolidated financial statements.

                                      Investors Title Company and Subsidiaries
                                           Consolidated Statements of Income
                                                September 30, 1999 and 1998
                                                      (Unaudited)

                                                            For The Three                                For The Nine
                                                            Months Ended                                 Months Ended
                                                            September 30                                 September 30
                                                 ------------------------------------           ------------------------------------
                                                       1999                    1998                     1999                1998
                                                    ----------             -----------             ------------      --------------
Revenues:
    Underwriting income:
       Premiums written                         $   11,363,766          $   11,721,247           $   34,599,158      $   32,681,945
       Less-premiums for reinsurance ceded             105,686                  42,729                  261,954             255,528
                                                    ----------             -----------              -----------       -------------
           Net premiums written                     11,258,080              11,678,518               34,337,204          32,426,417
     Investment income-interest and dividends          544,322                 459,947                1,513,099           1,325,724
     Net realized gain on sales of investments         138,037                 134,938                  418,395             256,988
     Other                                             244,525                 238,231                  629,593             613,791
                                                   -----------             -----------              -----------        ------------
          Total                                     12,184,964              12,511,634               36,898,291          34,622,920
                                                   -----------             -----------              -----------        ------------

Operating Expenses:
      Commissions to agents                          4,389,572               4,425,467               13,199,680          12,132,478
      Provision for claims (Note 2)                  1,586,490               2,123,924                4,880,219           5,816,214
      Salaries                                       1,917,355               1,696,148                5,622,950           4,393,726
      Employee benefits and payroll taxes              505,475                 331,321                1,880,972           1,659,236
      Office occupancy and operations                1,072,773                 817,000                2,980,141           2,356,063
      Business development                             346,907                 248,517                  985,391             882,723
      Taxes, other than payroll and income              86,845                 123,422                  234,786             227,555
      Premium and retaliatory taxes                    209,290                 219,380                  687,490             645,952
      Professional fees                                122,587                 137,232                  514,093             346,252
      Other                                             49,604                 146,113                  152,858             390,154
                                                   -----------             -----------              -----------        ------------
         Total                                      10,286,898              10,268,524               31,138,580          28,850,353
                                                   -----------             -----------              -----------        ------------

Income Before Income Taxes                           1,898,066               2,243,110                5,759,711           5,772,567
Provision For Income Taxes                             594,550                 696,170                1,807,850           1,782,707
                                                   -----------             -----------              -----------        ------------

Net Income                                      $    1,303,516          $    1,546,940           $    3,951,861      $    3,989,860
                                                   ===========             ===========              ===========        ============

Basic Earnings per Common Share (Note 4)        $         0.47          $         0.55           $         1.42      $         1.42
                                                   ===========             ===========              ===========        ============

Weighted Average Shares Outstanding-Basic
  (Note 4)                                           2,771,607               2,805,409                2,786,488           2,805,791
                                                   ===========             ===========              ===========        ============

Diluted Earnings per Common Share (Note 4)      $         0.47          $         0.55           $         1.41      $         1.40
                                                   ===========             ===========              ===========        ============

Weighted Average Shares Outstanding-Diluted
  (Note 4)                                           2,777,351               2,837,389                2,796,847           2,844,266
                                                   ===========             ===========              ===========        ============

Dividends Paid                                  $       85,672          $       85,672           $      257,017      $      257,017
                                                   ===========             ===========              ===========        ============

Dividends per Share                             $         0.03          $         0.03           $         0.09      $         0.09
                                                   ===========             ===========              ===========        ============



See notes to consolidated financial statements.

                            Investors Title Company and Subsidiaries
                                Consolidated Statements of Cash Flows
                         For the Nine Months Ended September 30, 1999 and 1998
                                                (Unaudited)


                                                                       1999                 1998
                                                                    ------------         ------------

Operating Activities:
Net income                                                         $   3,951,861       $   3,989,860
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                     318,900             283,761
        Net (accretion) discount amortization                             45,161              (3,421)
        Provision for losses on premiums receivable                            -             325,000
        Net gain on disposals of property                                   (524)            (16,884)
        Net realized gain on sales of investments                       (418,395)           (256,988)
        Benefit for deferred income taxes                               (255,650)           (671,728)
        Provision for claims                                           4,880,219           5,816,214
        Payments of claims, net of recoveries                         (2,680,219)         (2,060,689)
  Changes in assets and liabilities:
        Decrease (increase) in receivables and other assets           (1,104,197)         (1,595,639)
        Increase in accounts payable and accrued liabilities             615,435              96,851
        Increase in commissions and reinsurance payables                 151,063               7,110
        Increase (decrease) in premium taxes payable                    (205,227)             50,488
        Increase (decrease) in current income taxes payable             (428,897)            226,542
                                                                  -----------------    --------------
    Net cash provided by operating activities                          7,077,924           6,190,477
                                                                  -----------------    --------------

Investing Activities:
  Purchases of available-for-sale securities                          (5,578,381)         (3,869,637)
  Purchases of held-to-maturity securities                              (100,986)         (1,025,057)
  Proceeds from sales of available-for-sale securities                 1,850,917           1,921,332
  Proceeds from sales of held-to-maturity securities                     677,086             425,974
  Purchases of property                                               (2,270,227)           (775,567)
  Proceeds from sales of property                                          9,875              30,909
                                                                  -----------------   --------------
    Net cash used in investing activities                             (5,411,716)         (3,292,046)
                                                                  -----------------   --------------

Financing Activities:
  Repurchases of common stock (net of distributions)                    (989,551)           (178,266)
  Dividends paid                                                        (257,017)           (257,017)
                                                                  -----------------   --------------
    Net cash used in investing activities                             (1,246,568)           (435,283)
                                                                  -----------------   --------------

Net Increase in Cash and Cash Equivalents                                419,640           2,463,148
Cash and Cash Equivalents, Beginning of Year                           8,141,354           2,823,177
                                                                  -----------------  ---------------
Cash and Cash Equivalents, End of Period                           $   8,560,994       $   5,286,325
                                                                  =================  ===============

Supplemental Disclosures:
Cash Paid During the Year for:
    Interest                                                       $       3,238       $       6,052
                                                                  =================  ===============
    Income Taxes                                                   $   2,482,297       $   2,229,061
                                                                  =================  ===============

See notes to consolidated financial statements.

                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

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

Note 2 - Reserves for Claims
----------------------------
      Transactions in the reserves for claims for the nine months ended September 30, 1999 were as follows:

                   Balance, beginning of year                $      13,362,665
                   Provision, charged to operations                  4,880,219
                   Recoveries                                          211,874
                   Payments of claims                               (2,892,093)
                                                             ------------------
                   Balance, September 30, 1999               $      15,562,665
                                                             ==================

      In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 3 - Comprehensive Income
-----------------------------
      Total comprehensive income for the three months ended September 30, 1999 and 1998 was $757,070 and $1,299,446, respectively. Total comprehensive income for the nine months ended September 30, 1999 and 1998 was $2,729,472 and $3,888,487, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share
----------------------------------
      Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 5,744 and 31,980 for the three months ended September 30, 1999 and 1998, respectively and 10,359 and 38,475 for the nine months ended September 30, 1999 and 1998, respectively. Options to purchase 59,806 and 48,350 shares of common stock were outstanding for the three months ended September 30, 1999 and 1998, respectively and 58,806 and 47,750 for the nine months ended September 30, 1999 and 1998, respectively but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

      Subsequent to September 30, 1999, the Company repurchased 10,000 common shares at a price of $14.25 per share and 4,000 common shares at a price of $14.75 per share under a stock repurchase program.

Item  2.   Management's Discussion and Analysis of Financial  Condition and
             Results of Operations
           ---------------------------------------------------------------
           The 1998 Form 10-K and the 1998 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

           Results of Operations:
           ---------------------
           For the quarter ended September 30, 1999, net premiums written decreased 4% to $11,258,080, investment income increased 18% to $544,322, revenues decreased 3% to $12,184,964 and net income decreased 16% to $1,303,516 all compared with the same quarter in 1998. Net income per basic and diluted common share both decreased 15% to $.47 as compared with the year ago period.

           For the nine months ended September 30, 1999, net premiums written increased 6% to $34,337,204, investment income increased 14% to $1,513,099, revenues increased 7% to $36,898,291, net income decreased 1% to $3,951,861 and net income per basic common share remained at $1.42, while net income per diluted common share increased 1% to $1.41, all compared with the same period in 1998.

           The Company felt the effects of a slowdown in mortgage originations which was exacerbated in some areas by Hurricane Floyd and the lingering effects of extensive flooding. The Company has also seen a reduction in refinancing due to the recent uptick in interest rates. According to the Mortgage Bankers Association of America, the monthly average 30-year fixed mortgage interest rates increased to 7.29% for the nine months ended September 30, 1999 compared with 7% for the nine months ended September 30, 1998. The volume of business decreased in the third quarter of 1999 as the number of policies and commitments issued declined to 63,481, a decrease of 10% compared with 70,700 in the same period in 1998. Policies and commitments issued for the nine months ended September 30, 1999 showed a slight increase with a volume of 203,403 compared with 201,995 in 1998.

           Branch net premiums written as a percentage of total net premiums written were 45% and 48% for the three months ended September 30, 1999 and 1998, respectively, and 46% and 48% for the nine months ended September 30, 1999 and 1998, respectively. Net premiums written from branch operations decreased 9% and increased 32% for the three months ended September 30, 1999 and 1998, respectively, as compared with the same periods in the prior year. For the nine months ended September 30, 1999 and 1998, net premiums written from branch operations increased 1% and 39%, respectively, as compared with the same prior year periods.

           Agency net premiums written as a percentage of total net premiums written were 55% and 52% for the three months ended September 30, 1999 and 1998, respectively, and 54% and 52% for the nine months ended September 30, 1999 and 1998, respectively. Due to the Company's efforts to achieve geographic expansion through agents, agency net premiums increased 1% and 57% for the three months ended
           September 30, 1999 and 1998, respectively, as compared with the same periods in the prior year. For the nine months ended September 30, 1999 and 1998, net premiums written from agency operations increased 10% and 69%, respectively, as compared with the same prior year periods.

           Shown below is a schedule of title premiums written for the nine months ended September 30, 1999 and 1998 in all states where the Company's two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

                                                1999                      1998
                 Arkansas             $             -             $      17,711
                 Florida                            -                    67,022
                 Georgia                      396,232                   382,641
                 Indiana                      298,717                   109,128
                 Kentucky                       4,321                       177
                 Maryland                     480,765                   313,734
                 Michigan                   5,239,894                 6,474,095
                 Minnesota                  1,431,136                   731,368
                 Mississippi                   15,605                    28,172
                 Nebraska                     853,037                   631,351
                 New York                     429,763                   386,854
                 North Carolina            15,742,671                15,622,885
                 Pennsylvania                   2,902                       250
                 South Carolina             3,682,553                 2,494,285
                 Tennessee                    437,351                   144,444
                 Virginia                   4,891,812                 5,180,644
                 West Virginia                648,591                    35,453
                 Wisconsin                      5,802                         -
                                     ----------------------  -------------------
                 Direct Premiums           34,561,152                32,620,214
                 Reinsurance, net            (223,948)                 (193,797)
                                     ----------------------  -------------------
                    Net Premiums        $  34,337,204             $  32,426,417
                                     ======================  ===================

           Total operating expenses increased less than 1% and 8% for the three and nine-month periods ended September 30, 1999, respectively, compared with the same periods in 1998. Salaries and employee benefits, office occupancy and operations, and business development increased due to investments in technology and costs associated with entering and supporting new marketing areas.

           The provision for claims as a percentage of net premiums written was 14% for the three and nine months ended September 30, 1999, versus 18% for the same periods in 1998. The decrease in the percentage of the provision for claims to net premiums written is the result of management's current assessment of the Company's claims experience.

           Liquidity and Capital Resources:
           -------------------------------
           Net cash provided by operating activities for the nine months ended September 30, 1999, amounted to $7,077,924 compared with $6,190,477 for the same nine-month period during 1998. This increase is primarily the result of decreases in accounts receivable and the benefit for deferred income taxes and an increase in accounts payable, partially offset by decreases in the provision for losses on premiums receivable, current taxes payable and the provision for claims, net of payments.

           On December 9, 1996, the Board of Directors approved the repurchase by the Company of shares of the Company's common stock from time to time at prevailing market prices. The purpose of the repurchases is to avoid dilution to existing shareholders as a result of issuances of stock in connection with stock options and stock bonuses. Pursuant to this approval, the Company has repurchased 106,134 shares at an average price of $20.63 per share as of September 30, 1999, including 7,110 shares purchased at an average purchase price of $18.63 during the quarter ended September 30, 1999 and 61,990 purchased at an average price of $20.84 for the nine months ended September 30, 1999. The Board has authorized management to repurchase up to an additional 43,866 shares.

           On May 11, 1999, the Board of Directors also approved the repurchase of an additional 200,000 shares of the Company's common stock.

           During the nine months ended September 30, 1999, the Company repurchased common stock valued at $1,291,689 and redistributed previously acquired common stock valued at $302,138 in satisfaction of stock option exercises and stock bonuses under the Company's Long Term Incentive Plans. Although there was a net increase in retained earnings for the nine months ended September 30, 1999, these repurchases and distributions negatively affected retained earnings and common stock by $257,099 and $732,452, respectively.

           Management believes that funds generated from operations (primarily underwriting and investment income) will enable the Company to adequately meet its operating needs during the next twelve months. In addition to operational liquidity, the Company maintains a high degree of liquidity within the investment portfolio in the form of short-term investments and other readily marketable securities.

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

           The Committee adopted a three-phase approach with estimated completion dates as follows: awareness (fourth quarter 1998), assessment (first quarter 1999) and implementation (third and fourth quarters 1999). In the awareness phase, the Committee and the Company as a whole became educated about the nature of the Year 2000 problem, particularly as applied to the Company's business circumstances. During the assessment phase, the Committee identified potential points of failure and evaluated Year 2000 compliance status of such functions. The implementation phase has focused on modifying non-compliant systems that serve critical business needs. Less critical systems will be addressed once the primary systems have been remediated.

           The Company has inventoried all hardware and software for date-sensitive function. As part of a regular technology refresh cycle, the Company has replaced 90% of existing PC workstations and servers and will replace the remaining PC workstations and servers
           before November 30, 1999. Desktop  operating   systems,   network
           operating systems and commercial off-the-shelf application suites are also being standardized and upgraded to Year 2000 compliant versions. This replacement strategy will have the added benefit of obtaining vendor representations that all hardware and operating system software being purchased are Year 2000 compliant. The Company previously budgeted for these technology upgrades; therefore, additional costs specifically allocated to Year 2000 compliance efforts are expected to be minimal. The Company currently estimates that costs directly attributable solely to its Year 2000 compliance program will be less than $175,000. The Company has lowered its original cost estimate as stated in the third quarter 1998 as a result of its evaluation of the assessment phase. The Company has incurred $20,000 in costs directly related to its Year 2000 compliance program as of September 30, 1999.

           The Company is in contact with its third-party business partners and vendors to insure they are addressing, or have addressed, any Year 2000 problems that might affect the Company's systems or business processes. The Company continues assessing all third party vendors, to mitigate risks with respect to the failure of any mission critical third-party business partners and vendors to be Year 2000 ready.

           The Company's preparation of contingency plans for Year 2000-related occurrences is ongoing and will continue throughout 1999. The elements of the contingency plan are focused to ensure that each operational aspect of the Company is addressed.

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

Dated:  November 12, 1999