Form 10-K405
period 1999-12-31
INVESTORS TITLE CO
filed 2000-03-30
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K405
(Mark One)
  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 1999

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.   Yes X   No

On February 24, 2000 the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $24,627,777.

On February 24, 2000 the number of common shares outstanding was 2,620,667.

                                  DOCUMENTS INCORPORATED BY REFERENCE
      Documents                                                                                        Form 10-K Reference
      ---------                                                                                        -------------------
      Portions of Annual Report to Shareholders                                                        Part I, Items 1 and 2
      for fiscal year ended December 31, 1999                                                          Part II, Items 5 - 8
                                                                                                       Part IV, Item 14
      Portions of Proxy Statement (in connection with Annual Meeting                                   Part III, Items 10 - 13
      to be held on May 9, 2000)
      Location of Exhibit Index: The Index to Exhibits is contained in Part IV herein on page 13.

                                     PART I

ITEM 1.  BUSINESS

General
-------

         Investors Title Company ("the Company") is a holding company which was incorporated in the State of North Carolina on February 13, 1973. The Company became operational June 24, 1976 when it acquired as a wholly-owned subsidiary Investors Title Insurance Company, a North Carolina corporation ("ITIC"), under a plan of exchange of shares of common stock. On September 30, 1983, the Company acquired as a wholly-owned subsidiary Northeast Investors Title Insurance Company ("NE-ITIC"), formerly Investors Title Insurance Company of South Carolina, a South Carolina corporation, under a plan of exchange of shares of common stock. The Company's executive offices are at 121 North Columbia Street, Chapel Hill, North Carolina 27514. The Company's telephone number is (919) 968-2200.

         Through its two wholly-owned title insurance subsidiaries, ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer and as a reinsurer for other title insurance companies.

         ITIC was incorporated in the State of North Carolina on January 28, 1972, and became licensed to write title insurance in the State of North Carolina on February 1, 1972. Since that date it has primarily written land title insurance as a primary insurer and as a reinsurer in the States of North Carolina and South Carolina. ITIC is the leading title insurer of North Carolina property and has held this position for sixteen years. In addition, the Company currently writes title insurance through issuing agents or branch offices in the States of Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Nebraska, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin. Agents issue policies for ITIC and may also perform other services such as acting as escrow agents.

         ITIC is also licensed to write title insurance in the District of Columbia and the States of Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Idaho, Illinois, Kansas, Louisiana, Massachusetts, Missouri, Montana, Nevada, New Jersey, North Dakota, Ohio, Oklahoma, Rhode Island, Texas, Utah, Vermont and Wyoming.

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

         In the ordinary course of business, ITIC and NE-ITIC reinsure certain risks with other title insurers for the purpose of limiting their exposure and also assume reinsurance for certain risks of other title insurers for which they receive additional income. For the last three years, reinsurance activities accounted for less than 1% of total premium volume.

         ITIC currently assumes primary risks up to $1,500,000, reinsures the next $250,000 of risk with NE-ITIC, and all risks above $1,750,000 are then reinsured with a non-related reinsurer.

         NE-ITIC currently assumes primary risks up to $250,000, reinsures the next $1,500,000 of risk with ITIC, and reinsures all amounts above $1,750,000 with a non-related reinsurer.

         Both ITIC and NE-ITIC have self-imposed risk retention limits that are more conservative than state insurance regulations require. ITIC's self-imposed retention of $1,500,000 is only 15.53% of its statutorily permitted retention of $9,660,161. NE-ITIC's self-imposed retention of $250,000 is only 21.61% of its statutorily permitted retention of $1,156,657.

         ITIC's financial stability has been recognized by two Fannie Mae approved actuarial firms with rating categories of "A Double Prime - unsurpassed financial stability" and "A - strong overall financial condition."

         NE-ITIC's financial stability has been recognized by two Fannie Mae approved actuarial firms with rating categories of "A Prime - unsurpassed financial stability" and "A - strong overall financial condition."

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

Operations of Subsidiaries
--------------------------

         ITIC offers primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance premiums written are for a one-time initial payment, with no recurring premiums. Schedule A summarizes the net premiums written during the years 1997 through 1999 by this subsidiary.

         NE-ITIC offers primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance premiums written are for a one-time initial payment with no recurring premiums. Schedule A summarizes the net premiums written during the years 1997 through 1999 by this subsidiary.

         For a description of Net Premiums Written geographically, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1999 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

Seasonality
-----------

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

Marketing
---------

         ITIC's current and future marketing plan is based upon providing fast and efficient service in the delivery of title insurance coverage through a home office, branch offices, and issuing agents. In North Carolina, ITIC operates through a home office and 28 branch offices. In South Carolina, ITIC operates through a branch office and issuing agents located conveniently to customers throughout the State. ITIC also writes title insurance policies through issuing agents in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Nebraska, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin.

         NE-ITIC currently operates through an agency office in the State of New York.

         ITIC and NE-ITIC strive to provide superior service to their customers and consider this an important factor in attracting and retaining customers. Branch and corporate personnel strive to develop new business relationships to increase market share. The Company's marketing efforts are also enhanced through advertising.

Customers
---------

         The Company is not dependent upon any single customer, the loss of which could have a material effect on the Company.

                                   SCHEDULE A




                        INVESTORS TITLE INSURANCE COMPANY
                              NET PREMIUMS WRITTEN
                         For The Years Ended December 31

     1999                            1998                               1997

 $43,276,169                      $44,870,338                        $29,434,155
 ===========                      ===========                        ===========









                  NORTHEAST INVESTORS TITLE INSURANCE COMPANY
                              NET PREMIUMS WRITTEN
                         For The Years Ended December 31

    1999                              1998                                1997

 $543,396                            $509,358                           $441,195
 ========                            ========                           ========

Reserves
--------

         The reserves for claims for financial reporting purposes are established based on criteria discussed in Notes 1 and 6 to the Financial Statements incorporated by reference in this Form 10-K Annual Report.

Regulations
-----------

         Title insurance companies are extensively regulated under applicable state laws. The regulatory authorities possess broad powers with respect to the licensing of title insurers and agents, rates, investments, policy forms, financial reporting, reserve requirements, dividend restrictions as well as examinations and audits of title insurers. The Company's two insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed.

         ITIC is domiciled in North Carolina and subject to North Carolina state insurance regulations. Financial examinations are scheduled every five years by the North Carolina Department of Insurance. ITIC was last examined by the North Carolina Department of Insurance commencing on May 15, 1995 for the period January 1, 1992 through December 31, 1994 with no material deficiencies noted.

         NE-ITIC is domiciled in South Carolina and subject to South Carolina state insurance regulations. Financial examinations are scheduled periodically by the South Carolina Department of Insurance. NE-ITIC was last examined by the South Carolina Department of Insurance commencing on June 22, 1998 for the period January 1, 1994 through December 31, 1997 with no material deficiencies noted.

         In addition to financial examinations, both ITIC and NE-ITIC are subject to market conduct examinations. These audits examine domiciled state activity. ITIC's last market conduct examination commenced on April 19, 1999 for the period January 1, 1996 through December 31, 1998 with no material deficiencies noted. NE-ITIC's last market conduct examination coincided with the financial examination, which commenced on June 22, 1998 for the period January 1, 1994 through December 31, 1997. No material deficiencies were noted for NE-ITIC by the market conduct examiners.

         In accordance with the insurance laws and regulations applicable to title insurance in the State of North Carolina, ITIC has established and maintains a statutory premium reserve for the protection of policyholders. For years prior to 1999, ITIC reserved an amount equal to 10% of current year premiums written and reduced such amounts annually by 5%. For years after 1998, 10% of direct premiums written plus premiums for reinsurance assumed less premiums for reinsurance ceded is reserved and reduced annually, over a period of 20 years, as follows: 20% the first year, 10% the second and third year, 5% the for years four through ten, 3% for years eleven through fifteen, and 2% for years sixteen through twenty.

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

         These statutory premium reserve additions are not charged to operations for financial reporting purposes and changes in the statutory premium reserve have no effect on net income of the Company or its subsidiaries for financial reporting purposes.

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

         In addition to the financial statements which are required to be filed as part of this report and are prepared on the basis of generally accepted accounting principles, the Company's insurance subsidiaries also prepare financial statements in accordance with statutory accounting principles prescribed or permitted by state regulations. Based upon the latter principles, as of December 31, 1999, ITIC reported $24,150,403 of capital and surplus, and net income of $4,566,498; and NE-ITIC reported $2,313,314 of capital and surplus, and net income of $36,844.

         ITIC and NE-ITIC both meet the minimum capital and surplus requirements of the states in which they are licensed.

Competition
-----------

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

Investments
-----------

         The Company and its subsidiaries derive a substantial portion of their income from investments in bonds (municipal and corporate) and equity securities. The investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose certain restrictions upon the types and amounts of investments that can be made by the Company's insurance subsidiaries.

         The Company, ITIC, NE-ITIC, ITEC and SCDP had investment income as set out in the following table for the years 1995 through 1999:


                                        FOR THE YEARS ENDED DECEMBER 31
                                        -------------------------------
                             1999             1998              1997              1996              1995
                             ----             ----              ----              ----              ----

Company                   $103,349         $ 76,390           $15,295           $67,162           $16,238
ITIC                     1,922,272        1,612,066         1,476,807         1,161,795         1,007,255
NE-ITIC                    139,088          133,975           126,426           121,007           111,939
Other                       10,962           12,518             9,660             2,968             5,204
                            ------           ------             -----             -----             -----
TOTAL                   $2,175,671       $1,834,949        $1,628,188        $1,352,932        $1,140,636
                        ==========       ==========        ==========        ==========        ==========


         See Note 3 to the Financial Statements incorporated herein by reference for the major categories of investments, earnings by investment categories, scheduled maturities, amortized cost, and market values of investment securities.

Employees
---------

         The Company had no paid employees. NE-ITIC had two full-time paid employees as of December 31, 1999. Officers of the Company are full-time paid employees of ITIC, which had 202 full-time employees and 17 part-time employees as of December 31, 1999.

Trademark
---------

         The Company's subsidiary, ITIC, registered its logo with the U.S. Patent-Trademark Office in February, 1987. The loss of said registration, in the Company's opinion, would not materially affect its business.

ITEM 2.  PROPERTIES

          The Company owns the office building and property located on the corner of North Columbia and West Rosemary Streets in Chapel Hill, North Carolina, which serves as the Company's corporate headquarters. The building contains approximately 23,000 square feet. The Company's principal subsidiary, ITIC, leases office space in 31 locations throughout North Carolina, South Carolina, Michigan and Virginia. NE-ITIC leases office space in New York.

         The Company also owns several parcels adjacent to the Company's facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

Identification of Executive Officers
------------------------------------

         The following table sets forth the executive officers of the Company as of December 31, 1999. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the board or until his respective successor has been elected.

                                    Position with             Officer           Term to
Name                       Age      Registrant                Since             Expire
----                       ---      ----------                -----             ------

J. Allen Fine              65       Chairman,                 1973              2000
                                    Director and
                                    CEO

James A. Fine, Jr.         37       President, Director       1987              2000
                                    and Treasurer

W. Morris Fine             33       Executive Vice            1992              2000
                                    President, Director
                                    and Secretary

Elizabeth P. Bryan         39       Vice President            1987              2000
                                    and Assistant Secretary

L. Dawn Martin             34       Vice President            1993              2000
                                    and Assistant Secretary


         J. Allen Fine, Chief Executive Officer and Chairman of the Board of Directors, is the father of James A. Fine, Jr., President, Director and Treasurer of the Company, and W. Morris Fine, Executive Vice President, Director and Secretary of the Company.

         The business experience of the Executive Officers of the Company is set forth below:

J. Allen Fine has been Chairman of the Board and Chief Executive Officer of the Company since its incorporation. Mr. Fine also served as President of the Company until May 1997. Mr. Fine is the father of James A. Fine, Jr., President, Director and Treasurer of the Company, and W. Morris Fine, Executive Vice President, Director and Secretary of the Company.

James A. Fine, Jr. was named Vice President of the Company in 1987. In 1997, Mr. Fine was named President and Treasurer and appointed a Director of the Company. James A. Fine, Jr. is the son of J. Allen Fine, Chairman of the Board and Chief Executive Officer of the Company, and brother of W. Morris Fine, Executive Vice President, Secretary and Director of the Company.

W. Morris Fine joined the Company in July, 1992, and was subsequently named Vice President of the Company. In 1993, Mr. Fine was named Treasurer of the Company and served in that capacity until 1997. In 1997, Mr. Fine was named Executive Vice President and Secretary of the Company. In 1999, Mr. Fine was elected Director of the Company. Morris Fine is the son of J. Allen Fine, Chairman of the Board and Chief Executive Officer of the Company, and brother of James A. Fine, Jr., President, Treasurer and Director of the Company.

Elizabeth P. Bryan joined the Company in 1985 as Controller and in 1987, she was named Vice President of the Company.

L. Dawn Martin joined the Company in February, 1991 and in 1993, she was named Vice President of the Company.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The high and low sales prices for the common stock on NASDAQ and the dividends paid per common share for each quarter in the last two fiscal years are indicated under "Shareholder Information" in the 1999 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data for the five years ended December 31, 1999 is in the 1999 Annual Report to Shareholders under the caption "Financial Highlights" and is incorporated herein by reference. The information should be read in conjunction with the Financial Statements and Notes and the Management's Discussion and Analysis of Financial Condition and Results of Operations which are in the 1999 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management's Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk in the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data in the 1999 Annual Report to Shareholders are incorporated herein by reference.

         The financial statement schedules meeting the requirements of Regulation S-X are shown as Schedules I, II, III, IV and V included on pages 19 through 26.

         The supplementary financial information (Selected Quarterly Financial
Data) in the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            There were no changes in, nor disagreements with, accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors
---------------------------

          Information pertaining to Directors of the Company under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2000 is incorporated herein by reference. Other information with respect to executive officers is contained in Part I - Item 4(a) under the caption "Executive Officers of the Company".

ITEM 11.  EXECUTIVE COMPENSATION

          Information pertaining to executive compensation under the heading "Executive Compensation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2000 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information pertaining to securities ownership of certain beneficial owners and management under the heading "Ownership of Stock by Executive Officers and Certain Beneficial Owners" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2000 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information pertaining to certain relationships and related transactions under the heading "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2000 is incorporated herein by reference.
                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:
1. Financial Statements

          The following financial statements in the 1999 Annual Report to Shareholders are hereby incorporated by reference:

          Report of Independent Accountants
          Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the Years Ended December 31,
               1999, 1998 and 1997
          Consolidated Statements of Stockholders' Equity for the Years Ended
               December 31, 1999, 1998 and 1997
          Consolidated Statements of Comprehensive Income for the Years Ended
               December 31, 1999, 1998 and 1997
          Consolidated Statements of Cash Flows for the Years Ended December 31,
               1999, 1998 and 1997
          Notes to Consolidated Financial Statements

2. Financial Statement Schedules
--------------------------------

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

                                                                          Page Number or
Exhibit                                                                   Incorporation by
Number            Description                                             Reference to
------            -----------                                             ------------
(10)(xi)          Form of Incentive Stock Option                          Exhibit 10(xi) to Form
                  Agreement under 1997 Stock Option                       10-K, page 34, dated and
                  Restricted Stock Plan                                   December 31, 1997

(13)              Portions of 1999 Annual                                 Included herewith
                  Report to Shareholders
                  incorporated by reference
                  in this report as set forth
                  in Parts I and II hereof.

(21)              Subsidiaries of Registrant                              Page 27 of this report

(27)              Financial Data Schedule - 1999                          Included herewith

(B) Reports on Form 8-K
         No reports were filed on Form 8-K for the fourth quarter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INVESTORS TITLE COMPANY



                              By: /s/J. Allen Fine
                              --------------------
                                  J. Allen Fine
                      Chairman and Chief Executive Officer
                              Date: March 29, 2000
                                   ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the 29th day of March, 2000.





/s/J. Allen Fine                               /s/William J. Kennedy III
------------------------------------           ---------------------------------
J. Allen Fine, Chairman and Chief              William J. Kennedy III, Director
Executive Officer

/s/James A. Fine, Jr.                          /s/H. Joe King, Jr.
------------------------------------           ---------------------------------
James A. Fine, Jr., President, Treasurer and   H. Joe King, Jr., Director
Director (Principal Financial Officer)

/s/Elizabeth P. Bryan                          /s/James R. Morton
------------------------------------           ---------------------------------
Elizabeth P. Bryan, Vice President and Asst.   James R. Morton, Director
Secretary (Principal Accounting Officer)

/s/W. Morris Fine                              /s/Lillard H. Mount
------------------------------------           ---------------------------------
W. Morris Fine, Director                       Lillard H. Mount

/s/David L. Francis                            /s/A. Scott Parker III
------------------------------------           ---------------------------------
David L. Francis, Director                     A. Scott Parker III, Director

/s/Loren B. Harrell, Jr.
-------------------------------------
Loren B. Harrell, Jr., Director

INDEPENDENT AUDITORS' REPORT


Investors Title Company:

We have audited the consolidated financial statements of Investors Title Company (the "Company") and its subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 9, 2000; such consolidated financial statements and report are included in the 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



February 9, 2000

                                                                      SCHEDULE I
                                                                      ----------

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 1999


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Amount at
                                                                                                                   which shown
                                                                                                                      in the
Type of Investment                                                  Cost(1)               Market Value          Balance Sheet (2)
------------------------------------------------------------------------------------------------------------------------------------

Fixed Maturities:
  Bonds:
    States, municipalities and political
      subdivisions                                                 $26,071,853             $25,342,460              $25,461,343
     Public utilities                                                  199,159                 196,564                  196,564
     All other corporate bonds                                       4,825,757               4,740,900                4,740,900
  Certificates of deposit                                               98,982                  98,982                   98,982
                                                          ---------------------    --------------------    ---------------------
      Total fixed maturities                                        31,195,751              30,378,906               30,497,789
                                                          ---------------------    --------------------    ---------------------

Equity Securities:
  Common Stocks:
      Public utilities                                                 385,394                 639,244                  639,244
      Banks, trust and insurance companies                             317,190                 998,325                  998,325
      Industrial, miscellaneous and all other                        1,249,804               2,853,746                2,853,746
  Nonredeemable preferred stocks                                       558,117                 520,944                  520,944
                                                          ---------------------    --------------------    ---------------------
      Total equity securities                                        2,510,505               5,012,259                5,012,259
                                                          ---------------------    --------------------    ---------------------
Total investments per the consolidated balance sheet                33,706,256                                       35,510,048
                                                          ---------------------                            ---------------------

Cash equivalents                                                     7,200,644                                        7,200,644
                                                          ---------------------                            ---------------------
      Total investments                                            $40,906,900                                      $42,710,692
                                                          =====================                            =====================

(1) Fixed maturities are shown at amortized cost and equity securities are shown at original cost.

(2) Bonds of states, municipalities and political subdivisions are shown at amortized cost for held-to-maturity bonds and fair value for available-for-sale bonds.

                                                                     SCHEDULE II
                                                                     -----------

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                                                                      1999                       1998
Assets
  Cash and cash equivalents                                                        $ 579,058                  $ 208,315
  Investments in equity securities                                                    75,000                     75,000
  Investments in affiliated companies                                             35,013,379                 31,421,749
  Income taxes receivable                                                            847,084                  1,171,548
  Other receivables                                                                  103,011                     94,133
  Deferred income taxes                                                               37,527                    110,025
  Prepaid expenses and other assets                                                   20,197                      2,423
  Property, net                                                                    2,251,883                  1,737,491
                                                                         --------------------       --------------------

Total Assets                                                                    $ 38,927,139               $ 34,820,684
                                                                         ====================       ====================

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable and accrued liabilities                                         $ 148,576                  $ 119,826
                                                                         --------------------       --------------------

Stockholders' Equity:
  Common stock-no par (shares authorized,
    6,000,000; 2,855,744 and 2,855,744 shares issued and
    2,736,961 and 2,809,123 shares outstanding 1999 and
    1998, respectively)                                                            1,650,350                  1,650,350
  Retained earnings                                                               37,128,213                 33,050,508
                                                                         -----------------------------------------------
    Total stockholders' equity                                                    38,778,563                 34,700,858
                                                                         -----------------------------------------------

Total Liabilities and Stockholders' Equity                                      $ 38,927,139               $ 34,820,684
                                                                         ===============================================

See notes to condensed financial statements.

                                                                     SCHEDULE II
                                                                     -----------
                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                     1999                     1998                     1997
Revenues:
Investment income-interest and dividends                       $   103,349              $    76,390              $    15,295
Rental income                                                      445,440                  435,821                  362,889
Miscellaneous income                                                    70                   23,014                        -
                                                     ----------------------   ----------------------   ----------------------
     Total                                                         548,859                  535,225                  378,184
                                                     ----------------------   ----------------------   ----------------------
Operating Expenses:
Office occupancy and operations                                    161,061                  138,475                  133,283
Business development                                                13,886                   13,234                   10,927
Taxes-other than payroll and income                                 46,117                   48,569                   30,499
Professional fees                                                   30,398                   22,269                   43,516
Other expenses                                                      44,599                  105,857                  184,492
                                                     ----------------------   ----------------------   ----------------------
     Total                                                         296,061                  328,404                  402,717
                                                     ----------------------   ----------------------   ----------------------

Equity in Net Income of Affiliated Cos.*                         4,241,630                5,311,677                4,536,715
                                                     ----------------------   ----------------------   ----------------------
Income Before Income Taxes                                       4,494,428                5,518,498                4,512,182
                                                     ----------------------   ----------------------   ----------------------
Provision (Benefit) for Income Taxes                                74,034                   58,989                  (18,200)
                                                     ----------------------   ----------------------   ----------------------
Net Income                                                     $ 4,420,394              $ 5,459,509              $ 4,530,382
                                                     ======================   ======================   ======================
Basic Earnings per Common Share                                $      1.59              $      1.95              $      1.63
                                                     ======================   ======================   ======================
Weighted Average Shares Outstanding-Basic                        2,776,878                2,806,267                2,782,449
                                                     ======================   ======================   ======================
Diluted Earnings Per Common Share                              $      1.59              $      1.92              $      1.60
                                                     ======================   ======================   ======================
Weighted Average Shares Outstanding-Diluted                      2,786,282                2,841,035              $ 2,826,730
                                                     ======================   ======================   ======================

* Eliminated in consolidation

See notes to condensed financial statements.

                                                                     SCHEDULE II
                                                                     -----------

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                    1999                   1998
Operating Activities:
  Net income                                                                                   $ 4,420,394             $ 5,459,509
   Adjustments to reconcile net income to net cash provided
     by operating activities:
         Equity in net earnings of subsidiaries less dividends received of $700,000, $575,000 and $595,000 in 1999, 1998 and 1997,
           respectively, plus $50,000 investment in subsidiary in 1999                          (3,591,630)             (4,736,677)
         Gain on disposal of property                                                                    -                 (20,475)
         Depreciation                                                                               60,608                  57,573
         Provision (benefit) for deferred income taxes                                              72,498                 (15,454)
         (Increase) decrease in receivables                                                         (8,878)                 21,906
         (Increase) decrease in income taxes receivable-current                                    324,464                (779,017)
         (Increase) decrease in prepaid expenses                                                   (17,774)                 66,222
         Increase (decrease) in accounts payable and accrued liabilities                            28,750                 (29,068)
                                                                                        -------------------   ---------------------
            Net cash provided by operating activities                                            1,288,432                  24,519
                                                                                        -------------------   ---------------------

Investing Activities:
   Proceeds from sales of securities                                                                     -                       -
   Purchase of land                                                                               (325,000)                      -
   Purchases of furniture and equipment and building                                              (250,000)                (31,555)
   Proceeds from the disposal of property                                                                -                  22,475
                                                                                        -------------------   ---------------------
      Net cash used in investing activities                                                       (575,000)                 (9,080)
                                                                                        -------------------   ---------------------

Financing Activities:
   Dividends paid                                                                                 (342,689)               (342,689)
                                                                                        -------------------   ---------------------
      Net cash used in financing activities                                                       (342,689)               (342,689)
                                                                                        -------------------   ---------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                               370,743                (327,250)
Cash and Cash Equivalents, Beginning of Year                                                       208,315                 535,565
                                                                                        -------------------   ---------------------
Cash and Cash Equivalents, End of Year                                                           $ 579,058               $ 208,315
                                                                                        ===================   =====================

Supplemental Disclosures:
Cash Paid (Refunded) During the Year For:
   Income Taxes                                                                                 $ (308,503)              $ 853,460
                                                                                        ===================   =====================




















Operating Activities:
  Net income                                                                                           1997
   Adjustments to reconcile net income to net cash provided
     by operating activities:                                                                      $ 4,530,382
         Equity in net earnings of subsidiaries less dividends received of $700,000, $575,000 and $595,000 in 1999, 1998 and 1997,
           respectively, plus $50,000 investment in subsidiary in 1999                              (3,941,715)
         Gain on disposal of property                                                                        -
         Depreciation                                                                                   62,362
         Provision (benefit) for deferred income taxes                                                 (68,883)
         (Increase) decrease in receivables                                                            (70,806)
         (Increase) decrease in income taxes receivable-current                                         70,914
         (Increase) decrease in prepaid expenses                                                       149,477
         Increase (decrease) in accounts payable and accrued liabilities                                27,967
                                                                                         ----------------------
            Net cash provided by operating activities                                                  759,698
                                                                                         ----------------------

Investing Activities:
   Proceeds from sales of securities                                                                    15,000
   Purchase of land                                                                                          -
   Purchases of furniture and equipment and building                                                   (36,112)
   Proceeds from the disposal of property                                                                    -
                                                                                         ----------------------
      Net cash used in investing activities                                                            (21,112)
                                                                                         ----------------------

Financing Activities:
   Dividends paid                                                                                     (342,689)
                                                                                         ----------------------
      Net cash used in financing activities                                                           (342,689)
                                                                                         ----------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                   395,897
Cash and Cash Equivalents, Beginning of Year                                                           139,668
                                                                                         ----------------------
Cash and Cash Equivalents, End of Year                                                               $ 535,565
                                                                                         ======================

Supplemental Disclosures:
Cash Paid (Refunded) During the Year For:
   Income Taxes                                                                                      $ (20,231)
                                                                                         ======================

See notes to condensed financial statements.

                                                                     SCHEDULE II
                                                                     -----------

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                 CONDENSED FINANCIAL INFORMAITON OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL STATEMENTS



1. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Investors Title Company and Subsidiaries.

2. Cash dividends paid to Investors Title Company by its wholly-owned subsidiary, Investors Title Insurance Company, were $350,000, $350,000 and $350,000 in 1999, 1998 and 1997, respectively. Cash dividends paid to Investors Title Company by its wholly-owned subsidiary, Investors Title Exchange Corporation, were $350,000, $225,000 and $245,000 in 1999, 1998 and 1997, respectively.

                                                                    SCHEDULE III
                                                                    ------------
                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
              For the Years Ended December 31, 1999, 1998 and 1997

---------------------------------------------------------------------------------------------------------
                                    Future
                                    Policy                  Other
                                   Benefits,               Policy                               Benefits
                     Deferred       Losses,                Claims                                Claims,
                      Policy        Claims                   and         Net          Net      Losses and
                   Acquisition     and Loss    Unearned   Benefits     Premium     Investment  Settlement
        Segment        Cost        Expenses    Premiums    Payable     Revenue       Income     Expenses
---------------------------------------------------------------------------------------------------------
Year Ended
December 31, 1999
-----------------
Title                  ---       $15,864,665      ---     $208,605    $43,819,565  $2,175,671   $6,026,064

Year Ended
December 31, 1998
-----------------
Title                  ---       $13,362,665      ---     $ 84,598    $45,379,696  $1,834,949   $8,094,950

Year Ended
December 31, 1997
-----------------
Title                  ---       $ 7,622,140      ---     $ 96,241    $29,875,350  $1,628,188   $4,679,333
-----------------------------------------------------------
                    Amortization
                     of Deferred
                       Policy        Other
                     Acquisition   Operating     Premiums
        Segment         Costs       Expenses     Written
-----------------------------------------------------------
Year Ended
December 31, 1999
-----------------
Title                  ---         $34,879,101     N/A

Year Ended
December 31, 1998
-----------------
Title                  ---         $32,685,804     N/A

Year Ended
December 31, 1997
-----------------
Title                  ---         $21,260,381     N/A

                                                                     SCHEDULE IV
                                                                     -----------
                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                                   REINSURANCE
              For the Years Ended December 31, 1999, 1998, and 1997

-----------------------------------------------------------------------------------------------------------
                                               Ceded to      Assumed from                  Percentage of
                                  Gross         Other           Other            Net           Amount
                                 Amount       Companies       Companies        Amount      Assumed to Net
-----------------------------------------------------------------------------------------------------------

YEAR ENDED
DECEMBER 31, 1999
-----------------
Title Insurance Premiums         $44,098,045    $325,212       $46,732        $43,819,565       0.1%

YEAR ENDED
DECEMBER 31, 1998
-----------------
Title Insurance Premiums         $45,618,518    $312,627       $73,805        $45,379,696       0.2%

YEAR ENDED
DECEMBER 31, 1997
-----------------
Title Insurance Premiums         $30,058,724    $241,821       $58,447        $29,875,350       0.2%

                                                                      SCHEDULE V
                                                                      ----------
                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1999, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------------
                             Balance at        Additions         Additions Charged
                             Beginning         Charged to            to Other           Deductions-       Balance at
Description                  of Period     Costs and Expenses   Accounts - Describe      describe*       End of Period
-------------------------------------------------------------------------------------------------------------------------

1999
----
Premiums Receivable
Valuation Provision        $   775,000          $ 2,793,975          $ -               $ (2,793,975)     $    775,000

Impairment of
Building Plans             $   218,122          $         -          $ -               $   (218,122)     $          -

Reserves for
Claims                     $13,362,665          $ 6,026,064          $ -               $ (3,524,064)     $ 15,864,665

Provision for
Equipment Disposal         $   280,000          $         -          $ -               $   (280,000)     $          -


1998
----
Premiums Receivable
Valuation Provision        $   350,000          $ 2,106,316          $ -               $ (1,681,316)     $    775,000

Impairment of
Building Plans             $   150,000          $    68,122          $ -               $          -      $    218,122

Reserves for
Claims                     $  7,622,140         $ 8,094,950          $ -               $ (2,354,425)     $ 13,362,665

Provision for
Equipment Disposal         $         -          $   280,000          $ -               $          -       $   280,000


1997
----
Premiums Receivable
Valuation Provision        $   200,000          $ 1,065,805          $ -               $   (915,805)      $   350,000

Impairment of
Building Plans             $         -          $   150,000          $ -               $          -       $   150,000

Reserves for
Claims                     $ 5,086,065          $ 4,679,353          $ -               $ (2,143,278)      $ 7,622,140

*Cancelled premiums
*Wrote off building plans
*Payments of claims
*Disposed of impaired equipment