Form 10-K405/A
period 1999-12-31
INVESTORS TITLE CO
filed 2000-04-05
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K405/A
(Mark One)
  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Form 10-K405/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INVESTORS TITLE COMPANY


                              By: /s/J. Allen Fine
                              --------------------
                                  J. Allen Fine
                      Chairman and Chief Executive Officer
                              Date: April 5, 2000
                                   ---------------

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

/s/ Deloitte & Touche LLP
Raleigh, North Carolina
February 9, 2000