Form 10-Q
period 2000-03-31
INVESTORS TITLE CO
filed 2000-05-12
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended:        March 31, 2000
                                              -------------------


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

Yes    X             No
     ----                ----

Shares outstanding of each of the issuer's classes of common stock as of March 31, 2000:

Common Stock, no par value                              2,597,764
------------------------------           --------------------------------------
Class                                             Shares Outstanding

                  INVESTORS TITLE COMPANY AND SUBSIDIARIES


                                   INDEX


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements:

    Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.....3

    Consolidated Statements of Income:
       Three Months Ended March 31, 2000 and March 31, 1999....................4

    Consolidated Statements of Cash Flows:
       Three Months Ended March 31, 2000 and March 31, 1999....................5

    Notes to Consolidated Financial Statements.................................6


 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................7

 Item 3. Quantitative and Qualitative Disclosures About Market Risk...........10

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.....................................10


SIGNATURES....................................................................11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Investors Title Company and Subsidiaries
                           Consolidated Balance Sheets
                   As of March 31, 2000 and December 31, 1999
                                   (Unaudited)



                                                                      March 31, 2000      December 31, 1999
                                                                     ---------------      -----------------

Assets

  Cash and cash equivalents                                      $         6,637,676      $       7,554,297

  Investments in securities:
     Fixed maturities:
       Held-to-maturity, at amortized cost                                 4,550,666              4,565,871
       Available-for-sale, at fair value                                  26,019,938             25,931,918
     Equity securities, at fair value                                      5,002,307              5,012,259
                                                                   ------------------      -----------------
        Total investments                                                 35,572,911             35,510,048

  Premiums receivable (less allowance for doubtful
     accounts: 2000 and 1999: $775,000)                                    2,864,924              3,292,001
  Accrued interest and dividends                                             521,585                521,624
  Prepaid expenses and other assets                                        1,024,208                930,981
  Property acquired in settlement of claims                                  191,617                191,617
  Property, net                                                            5,764,675              5,836,466
  Prepaid federal income taxes                                             1,071,899                705,437
  Deferred income tax asset, net                                                   -                614,093
                                                                   ------------------      -----------------

  Total Assets                                                   $        53,649,495      $      55,156,564
                                                                   ==================      =================

Liabilities and Stockholders' Equity
Liabilities:

  Reserves for claims (Note 2)                                   $        15,964,665      $      15,864,665
  Accounts payable and accrued liabilities                                   907,284              1,560,936
  Commissions and reinsurance payables                                       191,502                208,605
  Premium taxes payable                                                        5,012                 20,618
  Deferred income taxes, net                                                  31,819                      -
                                                                   ------------------      -----------------
      Total liabilities                                                   17,100,282             17,654,824
                                                                   ------------------      -----------------

Stockholders' Equity:
  Common stock-no par value (shares authorized 6,000,000;
  2,855,744 and 2,855,744 shares issued; and 2,597,764 and
  2,736,961 shares outstanding 2000 and 1999, respectively)                        1                      1
  Retained earnings                                                       35,012,149             36,311,613
  Accumulated other comprehensive income
      (net unrealized gain on investments)
      (net of deferred taxes:
            2000: $792,379; 1999: $613,667) (Note 3)                       1,537,063              1,190,126
                                                                   ------------------      -----------------
      Total stockholders' equity                                          36,549,213             37,501,740
                                                                   ------------------   --------------------

  Total Liabilities and Stockholders' Equity                     $        53,649,495      $      55,156,564
                                                                   ==================      =================

See notes to consolidated financial statements.



                    Investors Title Company and Subsidiaries
                        Consolidated Statements of Income
                             March 31, 2000 and 1999
                                   (Unaudited)


                                                                       For The Three
                                                                       Months Ended
                                                                         March 31
                                                      ----------------------------------------------

                                                            2000                         1999
                                                            ----                         ----
Revenues:
    Underwriting income:
       Premiums written                             $        8,443,307            $      10,771,628
       Less-premiums for reinsurance ceded                      73,169                       77,391
                                                      -----------------             ----------------
           Net premiums written                              8,370,138                   10,694,237
     Investment income-interest and dividends                  591,791                      470,127
     Net realized gain on sales of investments                  62,867                      191,405
     Other                                                     301,437                      160,547
                                                      -----------------             ----------------
          Total                                              9,326,233                   11,516,316
                                                      -----------------             ----------------

Operating Expenses:
      Commissions to agents                                  3,377,871                    3,991,288
      Provision for claims (Note 2)                          1,244,804                    1,580,868
      Salaries and employee benefits                         2,488,329                    2,542,752
      Office occupancy and operations                          908,464                      888,333
      Business development                                     262,556                      274,910
      Taxes, other than payroll and income                      53,461                       42,408
      Premium and retaliatory taxes                            211,624                      261,910
      Professional fees                                        171,691                      166,158
      Other                                                     28,226                       47,869
                                                      -----------------             ----------------
         Total                                               8,747,026                    9,796,496
                                                      -----------------             ----------------

Income Before Income Taxes                                     579,207                    1,719,820
                                                      -----------------             ----------------

Provision For Income Taxes                                      57,600                      543,502
                                                      -----------------             ----------------

Net Income                                          $          521,607            $       1,176,318
                                                      =================             ================

Basic Earnings per Common Share                     $             0.20            $            0.42
                                                      =================             ================

Weighted Average Shares Outstanding-Basic                    2,643,241                    2,805,423
                                                      =================             ================

Diluted Earnings per Common Share                   $             0.20            $            0.42
                                                      =================             ================

Weighted Average Shares Outstanding-Diluted                  2,646,215                    2,821,888
                                                      =================             ================

Dividends Paid                                      $           85,672            $          85,672
                                                      =================             ================

Dividends per Share                                 $             0.03            $            0.03
                                                      =================             ================


See notes to consolidated financial statements.

                    Investors Title Company and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                       2000                  1999
                                                                   --------------      -----------------
Operating Activities:
Net income                                                             $ 521,607            $ 1,176,318
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                     185,185                100,966
        Amortization, net                                                  3,177                 12,642
        Net (gain) loss on disposals of property                          (1,073)                 1,791
        Net realized gain on sales of investments                        (62,867)              (191,405)
        Provision (benefit) for deferred income taxes                    467,200               (134,825)
        Provision for claims                                           1,244,804              1,580,868
        Payments of claims, net of recoveries                         (1,144,804)              (755,868)
  Changes in assets and liabilities:
       (Increase) decrease in receivables and other assets               (32,573)               494,225
        Decrease in accounts payable and accrued liabilities            (552,408)               (96,856)
        Increase (decrease) in commissions and reinsurance payables      (17,103)                69,169
        Decrease in premium taxes payable                                (15,606)              (186,583)
        Increase in current income taxes payable                               -                246,640
                                                                   --------------      -----------------
    Net cash provided by operating activities                            595,539              2,317,082
                                                                   --------------      -----------------

Investing Activities:
  Purchases of available-for-sale securities                          (1,005,900)              (100,000)
  Proceeds from sales of available-for-sale securities                 1,513,376                793,519
  Proceeds from sales of held-to-maturity securities                      15,000                307,500
  Purchases of property                                                 (127,637)              (620,742)
  Proceeds from sales of property                                         15,316                  4,850
                                                                   --------------      -----------------
    Net cash provided by investing activities                            410,155                385,127
                                                                   --------------      -----------------

Financing Activities:
  Repurchases of common stock                                         (1,844,223)              (640,763)
  Exercise of options                                                      7,580                133,455
  Dividends paid                                                         (85,672)               (85,672)
                                                                   --------------      -----------------
    Net cash used in investing activities                             (1,922,315)              (592,980)
                                                                   --------------      -----------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (916,621)             2,109,229
Cash and Cash Equivalents, Beginning of Year                           7,554,297              8,141,354
                                                                   --------------      -----------------
Cash and Cash Equivalents, End of Period                             $ 6,637,676           $ 10,250,583
                                                                   ==============      =================

Supplemental Disclosures:
Cash Paid During the Year for:
    Income Taxes                                                      $    4,298           $    430,487
                                                                   ==============      =================
Noncash Financing Activities:
    Accrued bonuses totaling $101,244 and $131,136
    were paid for the three months ended March 31, 2000
    and 1999, respectively, by issuance of
    the Company's common stock.


See notes to consolidated financial statements.

                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Note 1 - Basis of Presentation
------------------------------
     The consolidated financial statements include Investors Title Company and its subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America.

     In the opinion of management all necessary adjustments have been reflected for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements. All such adjustments are of a normal recurring nature.

     Reference   should  be  made  to  the  "Notes  to  Consolidated   Financial
Statements" of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 for a description of accounting policies.

Note 2 - Reserves for Claims
----------------------------
     Transactions in the reserves for claims for the three months ended March 31, 2000 were as follows:

        Balance, beginning of year               $ 15,864,665
        Provision, charged to operations            1,244,804
        Recoveries                                    166,775
        Payments of claims                         (1,311,579)
                                                  -----------
        Balance, March 31, 2000                  $ 15,964,665
                                                  ============

     In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 3 - Comprehensive Income
------------------------------
     Total comprehensive income for the three months ended March 31, 2000 and 1999 was $868,544 and $1,008,571, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share
-----------------------------------
     Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 2,974 and 16,465 for the three months ended March 31, 2000 and 1999, respectively. Options to purchase 72,210 and 50,416 shares of common stock were outstanding for the three months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

     Subsequent to March 31, 2000 the Company repurchased 11,975 common shares at a price of $11.38 per share under a stock repurchase program.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------

     The 1999 Form 10-K and the 1999 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

Results of Operations:
----------------------
     For the quarter ended March 31, 2000, net premiums written decreased 22% to $8,370,138, investment income increased 26% to $591,791, revenues decreased 19% to $9,326,233 and net income decreased 56% to $521,607 all compared with the same quarter in 1999. Net income per basic and diluted common share both decreased 52% to $.20 as compared with the year ago period.

     Despite efforts by the Federal Reserve to brake the economy, the pace of sales in the residential real estate market remained relatively strong in the first quarter. The decrease in our premiums written resulted primarily from the lack of significant mortgage refinancing, which was prevalent in the prior year quarter. According to the Mortgage Bankers Association of America, the monthly average 30-year fixed mortgage interest rates increased to 8.26% for the three months ended March 31, 2000 compared with 6.88% for the three months ended March 31, 1999. The volume of business decreased in the first quarter of 2000 as the number of policies and commitments issued declined to 47,228, a decrease of 31% compared with 68,191 in the same period in 1999.

     Branch net premiums written as a percentage of total net premiums written were 43% and 48% for the three months ended March 31, 2000 and 1999, respectively. Net premiums written from branch operations decreased 30% and increased 12% for the three months ended March 31, 2000 and 1999, respectively, as compared with the same periods in the prior year.

     Agency net premiums written as a percentage of total net premiums written were 57% and 52% for the three months ended March 31, 2000 and 1999, respectively. Agency net premiums decreased 14% and increased 14% for the three months ended March 31, 2000 and 1999, respectively, as compared with the same periods in the prior year.

     Shown below is a schedule of title premiums written for the three months ended March 31, 2000 and 1999 in all states where the Company's two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

                                          2000                    1999
                                          ----                    ----
Georgia                                  68,917                 159,712
Indiana                                 112,184                  35,803
Kentucky                                      -                      93

Maryland                                139,672                 103,760
Michigan                              1,452,644               1,779,066
Minnesota                               141,783                 412,657
Mississippi                               5,541                   5,430
Nebraska                                316,913                 138,680
New York                                 72,621                 144,443
North Carolina                        3,576,796               5,128,234
Pennsylvania                            131,750                       -
South Carolina                          770,103                 930,487
Tennessee                               244,553                 102,322
Virginia                              1,132,474               1,593,505
West Virginia                           262,846                 224,975
Wisconsin                                 3,942                       -
                                      ---------              ----------
Direct Premiums                       8,432,739              10,759,167
Reinsurance, net                        (62,601)                (64,930)
                                      ---------              ----------
   Net Premiums                    $  8,370,138            $ 10,694,237
                                   ============            ============

     Total operating expenses decreased 11% for the three-month period ended March 31, 2000 compared with the same period in 1999. This decrease was due in part to the decrease in premiums written. Certain operating expenses increased due to continued ongoing investments in technology and costs associated with entering and supporting new markets.

     The provision for claims as a percentage of net premiums written was 15% for the three months ended March 31, 2000 and 1999.

     The provision for income taxes was 10% of income before income taxes for the three months ended March 31, 2000 versus 31.6% for the same period in 1999. The decrease in the tax provision was primarily due to a higher mix of tax-exempt investment income to total income before taxes in 2000 compared with 1999.

Liquidity and Capital Resources:
--------------------------------

     Net cash provided by operating activities for the three months ended March 31, 2000, amounted to $595,539 compared with $2,317,082 for the same three-month period during 1999. This decrease is primarily the result of a decrease in net income, a decrease in the provision for claims (net of payments), an increase in receivables and a decrease in accounts payable.

     On December 9, 1996, the Board of Directors approved the repurchase by the Company of 150,000 shares of the Company's common stock from time to time at prevailing market prices. The purpose of the repurchases is to avoid dilution to existing shareholders as a result of issuances of stock in connection with stock options and stock bonuses. Pursuant to this approval, the Company has repurchased all 150,000 shares at an average price of $19.37 per share as of March 31, 2000 including 6,211 shares purchased at an average purchase price of $17.58 during the quarter ended March 31, 2000.

     On May 11, 1999, the Board of Directors also approved the repurchase of an additional 200,000 shares of the Company's common stock. Pursuant to this approval, the Company has repurchased 140,059 shares in the quarter ended March 31, 2000 at an average price of $12.42 per share.

     On May 9, 2000, the Board of Directors approved the repurchase of an additional 500,000 shares of the Company's common stock. As of May 10, 2000, no shares have been repurchased.

     Management believes that funds generated from operations (primarily underwriting and investment income) will enable the Company to adequately meet its operating needs and is unaware of any trend likely to result in adverse liquidity changes. In addition to operational liquidity, the Company maintains a high degree of liquidity within the investment portfolio in the form of short-term investments and other readily marketable securities.

Other Matters
-------------

Year 2000 Issues
----------------

     The Company's Year 2000 Project Committee (the Committee") is comprised of department heads and high-level managers representing each of the Company's departments. Under the leadership of the Vice President of Information Systems, the Committee worked through the Year 2000 transition to ensure that all aspects of the Company's business and operations continued normally.

     As of May 10, 2000, the Company has not experienced business interruptions from Year 2000 issues, either internally or with its third party business partners and vendors. Business operations continued uninterrupted through the December 31, 1999 to January 1, 2000 transition, as well as the Leap Year transition (from February 29, 2000 through March 1, 2000).

     The Company's efforts to complete its regular technology refresh project helped to mitigate the possibility of Year 2000 interruptions. The planned technology refresh kept costs directly associated to Year 2000 to approximately $20,000. At this time, the Company does not expect to incur additional costs directly related to its Year 2000 initiative.

     Although the Company believes it has completed all phases of its Year 2000 initiative in sufficient time to identify and remedy any non-compliant programs and systems, future failures experienced by third party vendors could negatively impact the Company's operations.

Safe Harbor Statement
---------------------
     Except for the historical information presented the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward- looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) that the demand for title insurance will vary with factors beyond the control of the Company such as changes in mortgage interest rates, availability of mortgage funds, level of real estate activity, cost of real estate, consumer confidence, supply and demand for real estate, inflation and general economic conditions; (ii) that losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; (iii) that unanticipated adverse changes in securities markets could result in material losses on investments made by the Company; and (iv) the dependence of the Company on key management personnel the loss of whom could have a material adverse effect on the Company's business. The Company's discussion of Year 2000 issues under the heading "Other Matters" contains forward-looking statements that are subject to risks and uncertainties that could cause the actual results to differ from those projected. These include the risks associated with unforeseen technological issues associated with the Company's own Year 2000 compliance efforts and the compliance efforts of third parties on whose systems the Company relies. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.


Item. 3.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------
     The Company's market risk exposure has not changed materially from the exposure as disclosed in the Company's 1999 Annual Report on Form 10-K.


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

Dated: May 12, 2000