Form 10-Q
period 2000-06-30
INVESTORS TITLE CO
filed 2000-08-11
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2000
                                ----------------
                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _____________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes X         No
                           ---
Shares outstanding of each of the issuer's classes of common stock as of June 30, 2000:

     Common Stock, no par value              2,587,159
     --------------------------              ---------
     Class                                   Shares Outstanding

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES


                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

    Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999...3

    Consolidated Statements of Income:
         Three and Six Months Ended June 30, 2000 and June 30, 1999.........4

    Consolidated Statements of Cash Flows:
         Three and Six Months Ended June 30, 2000 and June 30, 1999.........5

    Notes to Consolidated Financial Statements..............................6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......10


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders...............10

Item 6.  Exhibits and Reports on Form 8-K................................. 10


SIGNATURES.................................................................11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
------------------------------

                          Investors Title Company and Subsidiaries
                                 Consolidated Balance Sheets
                          As of June 30, 2000 and December 31, 1999
                                         (Unaudited)

                                                                                  June 30, 2000        December 31, 1999
                                                                                 -----------------   -----------------------

Assets

  Cash and cash equivalents                                                    $        8,619,670  $          7,554,297

  Investments in securities:
     Fixed maturities:
       Held-to-maturity, at amortized cost                                              4,384,246             4,565,871
       Available-for-sale, at fair value                                               25,939,238            25,931,918
     Equity securities, at fair value                                                   4,963,176             5,012,259
                                                                                 -----------------   -------------------
        Total investments                                                              35,286,660            35,510,048

  Premiums receivable (less allowance for doubtful accounts:
     2000 and 1999: $725,000 and $775,000)                                              3,358,347             3,292,001
  Accrued interest and dividends                                                          517,440               521,624
  Prepaid expenses and other assets                                                     1,066,261               930,981
  Property acquired in settlement of claims                                               191,617               191,617
  Property, net                                                                         5,724,889             5,836,466
  Prepaid federal income taxes                                                                  -               705,437
  Deferred income tax asset, net                                                          452,662               614,093
                                                                                 -----------------   -------------------

  Total Assets                                                                 $       55,217,546  $         55,156,564
                                                                                 =================   ===================

Liabilities and Stockholders' Equity
Liabilities:

  Reserves for claims (Note 2)                                                 $       16,309,665  $         15,864,665
  Accounts payable and accrued liabilities                                              1,084,933             1,560,936
  Commissions and reinsurance payables                                                    212,981               208,605
  Premium taxes payable                                                                         -                20,618
  Current income taxes payable                                                            589,875                     -
                                                                                 -----------------   -------------------
      Total liabilities                                                                18,197,454            17,654,824
                                                                                 -----------------   -------------------

Stockholders' Equity:
  Common stock-no par value (shares authorized 6,000,000;
  2,855,744 and 2,855,744 shares issued; and 2,587,159 and
  2,736,961 shares outstanding 2000 and 1999, respectively)                                     1                     1
  Retained earnings                                                                    35,536,763            36,311,613
  Accumulated other comprehensive income (net unrealized gain on investments)
    (net of deferred taxes: 2000: $764,698; 1999: $613,667) (Note 3)                    1,483,328             1,190,126
                                                                                 -----------------   -------------------
      Total stockholders' equity                                                       37,020,092            37,501,740
                                                                                 -----------------   -------------------

  Total Liabilities and Stockholders' Equity                                   $       55,217,546  $         55,156,564
                                                                                 =================   ===================

See notes to consolidated financial statements.

                          Investors Title Company and Subsidiaries
                              Consolidated Statements of Income
                                   June 30, 2000 and 1999
                                         (Unaudited)

                                                                       For The Three                       For The Six
                                                                       Months Ended                        Months Ended

                                                                        June 30                             June 30
                                                           --------------------------------    --------------------------------
                                                           -------------      -------------    --------------     -------------
                                                               2000               1999             2000               1999
                                                           -------------      -------------    --------------     -------------
Revenues:
    Underwriting income:
       Premiums written                                  $   10,173,816     $   12,463,764   $    18,617,123    $   23,235,392
       Less-premiums for reinsurance ceded                      108,784             78,877           181,953           156,268
                                                           -------------      -------------    --------------     -------------
           Net premiums written                              10,065,032         12,384,887        18,435,170        23,079,124
     Investment income-interest and dividends                   576,317            498,650         1,168,108           968,777
     Net realized gain on sales of investments                   21,899             88,953            84,766           280,358
     Other                                                      374,233            224,521           675,670           385,068
                                                           -------------      -------------    --------------     -------------
         Total                                               11,037,481         13,197,011        20,363,714        24,713,327
                                                           -------------      -------------    --------------     -------------

Operating Expenses:

      Commissions to agents                                   4,032,464          4,818,820         7,410,335         8,810,108
      Provision for claims (Note 2)                           1,822,322          1,712,861         3,067,126         3,293,729
      Salaries and employee benefits                          2,384,751          2,538,340         4,873,080         5,081,092
      Office occupancy and operations                           872,449          1,019,035         1,780,913         1,907,368
      Business development                                      399,660            363,574           662,216           638,484
      Taxes, other than payroll and income                      128,475            105,533           181,936           147,941
      Premium and retaliatory taxes                             192,113            216,290           403,737           478,200
      Professional fees                                         259,402            225,348           431,093           391,506
      Other                                                       8,180             55,385            36,406           103,254
                                                           -------------      -------------    --------------     -------------
         Total                                               10,099,816         11,055,186        18,846,842        20,851,682
                                                           -------------      -------------    --------------     -------------

Income Before Income Taxes                                      937,665          2,141,825         1,516,872         3,861,645
Provision For Income Taxes                                      202,906            669,798           260,506         1,213,300
                                                           -------------      -------------    --------------     -------------

Net Income                                               $      734,759     $    1,472,027   $     1,256,366    $    2,648,345
                                                           =============      =============    ==============     =============

Basic Earnings per Common Share (Note 4)                 $         0.28     $         0.53   $          0.48    $         0.95
                                                           =============      =============    ==============     =============

Weighted Average Shares Outstanding-Basic (Note 4)            2,587,075          2,782,431         2,615,159         2,793,929
                                                           =============      =============    ==============     =============

Diluted Earnings per Common Share (Note 4)               $         0.28     $         0.53   $          0.48    $         0.94
                                                           =============      =============    ==============     =============

Weighted Average Shares Outstanding-Diluted (Note 4)          2,588,244          2,791,298         2,619,077         2,806,542
                                                           =============      =============    ==============     =============

Dividends Paid                                           $       85,673     $       85,673   $       171,345    $      171,345
                                                           =============      =============    ==============     =============

Dividends per Share                                      $         0.03     $         0.03   $          0.06    $         0.06
                                                           =============      =============    ==============     =============


See notes to consolidated financial statements.

                          Investors Title Company and Subsidiaries
                            Consolidated Statements of Cash Flows
                       For the Six Months Ended June 30, 2000 and 1999
                                         (Unaudited)

                                                                  2000                    1999
                                                             ----------------      -------------------

Operating Activities:
Net income                                                       $ 1,256,366              $ 2,648,345
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                 382,052                  192,810
        Amortization, net                                                785                   46,965
        Net (gain) loss on disposals of property                      (4,355)                   2,431
        Net realized gain on sales of investments                    (84,766)                (280,358)
        Provision (benefit) for deferred income taxes                 10,400                 (278,000)
        Provision for claims                                       3,067,126                3,293,729
        Payments of claims, net of recoveries                     (2,622,126)              (1,503,729)
  Changes in assets and liabilities:
       (Increase) decrease in receivables and other assets           (73,957)                 562,146
        Decrease in accounts payable and accrued liabilities        (476,003)                 (49,088)
        Increase in commissions and reinsurance payables               4,376                   94,903
        Decrease in premium taxes payable                           (144,103)                (341,626)
        Increase (decrease) in current income taxes payable        1,295,312                 (157,627)
                                                             ----------------      -------------------
    Net cash provided by operating activities                      2,611,107                4,230,901
                                                             ----------------      -------------------

Investing Activities:

  Purchases of available-for-sale securities                      (1,058,856)              (3,077,623)
  Purchases of held-to-maturity securities                                 -                 (100,986)
  Proceeds from sales of available-for-sale securities             1,628,458                1,326,147
  Proceeds from sales of held-to-maturity securities                 182,000                  449,086
  Purchases of property                                             (290,549)              (1,076,198)
  Proceeds from sales of property                                     24,429                    4,875
                                                             ----------------      -------------------
    Net cash provided by (used in) investing activities              485,482               (2,474,699)
                                                             ----------------      -------------------

Financing Activities:

  Repurchases of common stock                                     (1,867,451)                (874,740)
  Exercise of options                                                  7,580                        -
  Dividends paid                                                    (171,345)                (171,345)
                                                             ----------------      -------------------
    Net cash used in investing activities                         (2,031,216)              (1,046,085)
                                                             ----------------      -------------------

Net Increase in Cash and Cash Equivalents                          1,065,373                  710,117
Cash and Cash Equivalents, Beginning of Year                       7,554,297                8,141,354
                                                             ----------------      -------------------
Cash and Cash Equivalents, End of Period                         $ 8,619,670              $ 8,851,471
                                                             ================      ===================

Supplemental Disclosures:
Cash Paid During the Year for:
    Income Taxes                                                    $ 26,210              $ 1,638,827
                                                             ================      ===================


Noncash Financing Activites:

Accrued bonuses totaling $116,848 and $150,323 were paid for the six months ended June 30, 2000 and 1999, respectively, by issuance of the Company's common stock.

See notes to consolidated financial statements.

                            INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

Note 2 - Reserves for Claims
----------------------------
      Transactions in the reserves for claims for the six months ended June 30, 2000 were as follows:

             Balance, beginning of year                         $  15,864,665
             Provision, charged to operations                       3,067,126
             Recoveries                                               225,161
             Payments of claims                                    (2,847,287)
                                                                 -------------
             Balance, June 30, 2000                             $  16,309,665
                                                                ==============

      In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 3 - Comprehensive Income
-----------------------------
      Total comprehensive income for the three months ended June 30, 2000 and 1999 was $681,024 and $963,831, respectively. Total comprehensive income for the six months ended June 30, 2000 and 1999 was $1,549,568 and
      $1,972,402, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share
----------------------------------
      Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 1,169 and 8,867 for the three months ended June 30, 2000 and 1999, respectively and 3,918 and 12,613 for the six months ended June 30, 2000 and 1999, respectively. Options to purchase 132,060 and 59,106 shares of common stock were outstanding for the three months ended June 30, 2000 and 1999, respectively and 71,560 and 54,606 for the six months ended June 30, 2000 and 1999, respectively but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

      Subsequent to June 30, 2000 the Company repurchased 5,000 common shares at a price of $10.63 per share under a stock repurchase program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------
           The 1999 Form 10-K and the 1999 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

           Results of Operations:
           ---------------------
           For the quarter ended June 30, 2000, net premiums written decreased 19% to $10,065,032, investment income increased 16% to $576,317, revenues decreased 16% to $11,037,481 and net income decreased 50% to $734,759 all compared with the same quarter in 1999. Net income per basic and diluted common share both decreased 47% to $.28 as compared with the year ago period.

           For the six months ended June 30, 2000, net premiums written decreased 20% to $18,435,170, investment income increased 21% to $1,168,108, revenues decreased 18% to $20,363,714, net income decreased 53% to $1,256,366, and both net income per basic and diluted common share decreased 49% to $.48 as compared with the same period in 1999.

           Premiums written continue to be adversely affected by the impact of higher interest rates on mortgage refinance activity. Mortgage refinancing represented less than 15% of loan applications in the second quarter. Nationwide existing home sales, which represent the bulk of residential activity, remained slightly below prior year levels. According to the Mortgage Bankers Association of America, the monthly average 30-year fixed mortgage interest rates increased to 8.26% for the six months ended June 30, 2000 compared with 7.04% for the six months ended June 30, 1999. The volume of business decreased in the second quarter of 2000 as the number of policies and commitments issued declined to 52,374, a decrease of 27% compared with 71,731 in the same period in 1999. Policies and commitments issued for the six months ended June 30, 2000 were 99,602 compared with 139,922 in 1999.

           Branch net premiums written as a percentage of total net premiums written were 43% and 45% for the three months ended June 30, 2000 and 1999, respectively and 43% and 47% for the six months ended June 30, 2000 and 1999, respectively. Net premiums written from branch operations decreased 22% and increased 2% for the three months ended June 30, 2000 and 1999, respectively, as compared with the same periods in the prior year. For the six months ended June 30, 2000 and 1999, net premiums written from branch operations decreased 26% and increased 7%, respectively, as compared with the same prior year periods.

           Agency net premiums written as a percentage of total net premiums written were 57% and 55% for the three months ended June 30, 2000 and 1999, respectively. Agency net premiums decreased 16% and increased 17% for the three months ended June 30, 2000 and 1999, respectively, as compared with the same periods in the prior year. For the six months ended June 30, 2000 and 1999, net premiums written from agency operations decreased 15% and increased 16%, respectively, as compared with the same prior year periods.

           Shown below is a schedule of premiums written for the six months ended June 30, 2000 and 1999 in all states where the Company's two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

                                                 2000               1999
                                                 ----               ----
                Georgia                    $   124,170         $    261,038
                Indiana                        243,773              167,864
                Kentucky                             -                3,833
                Maryland                       297,741              288,138
                Michigan                     3,165,216            3,675,834
                Minnesota                      357,216              907,518
                Mississippi                     13,727               11,268
                Nebraska                       617,651              525,574
                New York                       164,799              287,743
                North Carolina               7,944,430           10,698,551
                Pennsylvania                   363,203                    -
                South Carolina               1,733,832            2,302,900
                Tennessee                      500,641              258,146
                Virginia                     2,453,869            3,352,962
                West Virginia                  614,663              468,504
                Wisconsin                        4,938                1,433
                                        ---------------        --------------
                Direct Premiums             18,599,869           23,211,306
                Reinsurance, net              (164,699)            (132,182)
                                       ----------------        --------------
                   Net Premiums            $18,435,170         $ 23,079,124
                                       ================       ===============

           Total operating expenses decreased 9% and 10% for the three and six-month periods ended June 30, 2000 compared with the same period in 1999. This decrease was due in part to the decrease in premiums written. Certain operating expenses increased due to continued ongoing investments in technology and costs associated with entering and supporting new markets.

           The provision for claims as a percentage of net premiums written was 18% and 17% for the three and six months ended June 30, 2000, versus 14% for the same periods in 1999. The increase in the percentage of the provision for claims to net premiums written is the result of a recent increase in claims coupled with a decrease in premium volume.

           The provision for income taxes was 22% of income before income taxes for the three months ended June 30, 2000 versus 31% for the same period in 1999. For the six months ended June 30, 2000 and 1999, the provision for income taxes was 17% and 31% of income before income taxes. The decrease in the tax provision was primarily due to a higher mix of tax-exempt investment income to total income before taxes in 2000 compared with 1999.

           Liquidity and Capital Resources:
           -------------------------------
           Net cash provided by operating activities for the six months ended June 30, 2000, amounted to $2,611,107 compared with $4,230,901 for the same six-month period during 1999. The decrease is primarily the result of a decrease in net income, an increase in payments of claims, (net of recoveries), an increase in receivables and a decrease in payables, partially offset by an increase in current income taxes payable.

           On May 11, 1999, the Board of Directors approved the repurchase of 200,000 shares of the Company's common stock. Pursuant to this approval, the Company has repurchased 152,034 shares in the six-months ended June 30, 2000 at an average price of $12.33 per share.

           On May 9, 2000, the Board of Directors approved the repurchase of an additional 500,000 shares of the Company's common stock. As of July 27, 2000, no shares have been repurchased.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

           Investors Title Company's Annual Meeting of Shareholders was held May 9, 2000. The proposals voted upon and the results of the voting were as follows:

           Election of three Directors for a three-year term.

                                                                                                     Broker
                                        For         Against      Abstentions       Withheld        Non-votes
                                        ---         -------       ----------       --------        ---------


             James A. Fine, Jr.      2,208,049          N/A            N/A           53,118            N/A

             James R. Morton         2,206,761          N/A            N/A           54,406            N/A

             Lillard H. Mount        2,207,199          N/A            N/A           53,968            N/A



Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
      (a)  Exhibits
           --------
          (10)(xii) Form of Amendment to Incentive Stock Option Agreement between Investors Title Company and James Allen Fine, James Allen Fine, Jr., William Morris Fine, George Abbitt Snead, Ralph Nichols Strayhorn, III and Raeford Wilder Wall, Jr., respectively.

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

                             INVESTORS TITLE COMPANY

                                  (Registrant)

                                           By:  /s/ James A. Fine, Jr.
                                               ----------------------
                                               James A. Fine, Jr.
                                               President

                                           By: /s/ Elizabeth P. Bryan
                                               ----------------------
                                               Elizabeth P. Bryan
                                               Vice President
                                               (Principal Accounting Officer)

Dated: August 11, 2000

                                   Exhibit Index

          (10)(xii) Form of Amendment to Incentive Stock Option Agreement between Investors Title Company and James Allen Fine, James Allen Fine, Jr., William Morris Fine, George Abbitt Snead, Ralph Nichols Strayhorn, III and Raeford Wilder Wall, Jr., respectively.

           (27)      Financial Data Schedule included herewith.