Form 10-Q
period 2000-09-30
INVESTORS TITLE CO
filed 2000-11-13
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2000
                                ----------------
                     OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes X         No
                           ---
Shares outstanding of each of the issuer's classes of common stock as of September 30, 2000:

     Common Stock, no par value              2,576,496
     --------------------------              ---------
     Class                                   Shares Outstanding

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES


                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

  Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999...3

  Consolidated Statements of Income:
    Three and Nine Months Ended September 30, 2000 and September 30, 1999......4

  Consolidated Statements of Cash Flows:
    Three and Nine Months Ended September 30, 2000 and September 30, 1999......5

  Notes to Consolidated Financial Statements...................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........10


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................10


SIGNATURES....................................................................11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                    Investors Title Company and Subsidiaries
                           Consolidated Balance Sheets
                 As of September 30, 2000 and December 31, 1999
                                   (Unaudited)

                                                                                       September 30, 2000    December 31, 1999
                                                                                      --------------------  --------------------
Assets

  Cash and cash equivalents                                                          $       10,460,356  $          7,554,297

  Investments in securities:
     Fixed maturities:
       Held-to-maturity, at amortized cost                                                    4,374,691             4,565,871
       Available-for-sale, at fair value                                                     26,702,345            25,931,918
     Equity securities, at fair value                                                         5,302,396             5,012,259
                                                                                        -----------------   -------------------
        Total investments                                                                    36,379,432            35,510,048

  Premiums receivable (less allowance for doubtful accounts:
                       2000 and 1999: $725,000 and  $775,000)                                 3,188,544             3,292,001
  Accrued interest and dividends                                                                539,904               521,624
  Prepaid expenses and other assets                                                             862,013               930,981
  Property acquired in settlement of claims                                                     204,117               191,617
  Property, net                                                                               5,608,586             5,836,466
  Prepaid federal income taxes                                                                        -               705,437
  Deferred income tax asset, net                                                                182,856               614,093
                                                                                        -----------------   -------------------

  Total Assets                                                                       $       57,425,808  $         55,156,564
                                                                                        =================   ===================

Liabilities and Stockholders' Equity
Liabilities:

  Reserves for claims (Note 2)                                                       $       17,269,665  $         15,864,665
  Accounts payable and accrued liabilities                                                    1,216,284             1,560,936
  Commissions and reinsurance payables                                                          193,000               208,605
  Premium taxes payable                                                                               -                20,618
  Current income taxes payable                                                                  426,352                     -
                                                                                       -----------------   -------------------
      Total liabilities                                                                      19,105,301            17,654,824
                                                                                       -----------------   -------------------

Stockholders' Equity:

  Common stock-no par value (shares authorized 6,000,000;
  2,576,496 and 2,736,961 shares outstanding 2000 and 1999, respectively)                             1                     1
  Retained earnings                                                                          36,477,271            36,311,613
  Accumulated other comprehensive income (net unrealized gain on investments)
    (net of deferred taxes: 2000: $950,117; 1999: $613,667) (Note 3)                          1,843,235             1,190,126
                                                                                       -----------------   -------------------
      Total stockholders' equity                                                             38,320,507            37,501,740
                                                                                       -----------------   -------------------

  Total Liabilities and Stockholders' Equity                                         $       57,425,808  $         55,156,564
                                                                                       =================   ===================

See notes to consolidated financial statements.

                    Investors Title Company and Subsidiaries
                        Consolidated Statements of Income
                           September 30, 2000 and 1999
                                   (Unaudited)

                                                                         For The Three                   For The Nine
                                                                         Months Ended                    Months Ended
                                                                          September 30                    September 30
                                                           --------------------------------    --------------------------------
                                                           -------------      -------------    --------------     -------------
                                                               2000               1999             2000               1999
                                                           -------------      -------------    --------------     -------------
Revenues:
    Underwriting income:

       Premiums written                                  $   10,168,696     $   11,363,766   $    28,785,819    $   34,599,158
       Less-premiums for reinsurance ceded                       65,878            105,686           247,831           261,954
                                                           -------------      -------------    --------------     -------------
         Net premiums written                                10,102,818         11,258,080        28,537,988        34,337,204
     Investment income-interest and dividends                   624,205            544,322         1,792,313         1,513,099
     Net realized gain (loss) on sales of investments            (7,456)           138,037            77,310           418,395
     Other                                                      587,274            244,525         1,262,944           629,593
                                                           -------------      -------------    --------------     -------------
         Total                                               11,306,841         12,184,964        31,670,555        36,898,291
                                                           -------------      -------------    --------------     -------------

Operating Expenses:

     Commissions to agents                                    4,169,207          4,389,572        11,579,542        13,199,680
     Provision for claims (Note 2)                            1,488,111          1,586,490         4,555,237         4,880,219
     Salaries and employee benefits                           2,332,667          2,422,830         7,205,747         7,503,922
     Office occupancy and operations                            864,881          1,072,773         2,645,794         2,980,141
     Business development                                       354,653            346,907         1,016,869           985,391
     Taxes, other than payroll and income                        89,206             86,845           271,142           234,786
     Premium and retaliatory taxes                              176,244            209,290           579,981           687,490
     Professional fees                                          163,845            122,587           594,938           514,093
     Other                                                       62,316             49,604            98,722           152,858
                                                           -------------      -------------    --------------     -------------
         Total                                                9,701,130         10,286,898        28,547,972        31,138,580
                                                           -------------      -------------    --------------     -------------

Income Before Income Taxes                                    1,605,711          1,898,066         3,122,583         5,759,711
                                                           -------------      -------------    --------------     -------------

Provision For Income Taxes                                      460,227            594,550           720,733         1,807,850
                                                           -------------      -------------    --------------     -------------

Net Income                                               $    1,145,484     $    1,303,516   $     2,401,850    $    3,951,861
                                                           =============      =============    ==============     =============

Basic Earnings per Common Share (Note 4)                 $         0.44     $         0.47   $          0.92    $         1.42
                                                           =============      =============    ==============     =============

Weighted Average Shares Outstanding-Basic (Note 4)            2,580,062          2,771,607         2,603,458         2,786,488
                                                           =============      =============    ==============     =============

Diluted Earnings per Common Share (Note 4)               $         0.44     $         0.47   $          0.92    $         1.41
                                                           =============      =============    ==============     =============

Weighted Average Shares Outstanding-Diluted (Note 4)          2,583,113          2,777,351         2,608,166         2,796,847
                                                           =============      =============    ==============     =============

Dividends Paid                                           $       85,672     $       85,672   $       257,017    $      257,017
                                                           =============      =============    ==============     =============

Dividends per Share                                      $         0.03     $         0.03   $          0.09    $         0.09
                                                           =============      =============    ==============     =============


See notes to consolidated financial statements.

                        Investors Title Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                  For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                           2000                     1999
                                                                     -------------------      -------------------
Operating Activities:
Net income                                                                 $ 2,401,850              $ 3,951,861
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                           580,783                  318,900
        Amortization (accretion), net                                           (1,421)                  45,161
        Net gain on disposals of property                                       (4,355)                    (524)
        Net realized gain on sales of investments                              (77,310)                (418,395)
        Provision (benefit) for deferred income taxes                           94,800                 (255,650)
        Provision for claims                                                 4,555,237                4,880,219
        Payments of claims, net of recoveries                               (3,150,237)              (2,680,219)
  Changes in assets and liabilities:
        Decrease in receivables and other assets                               306,637                1,104,197
        Increase (decrease) in accounts payable and accrued liabilities       (344,651)                 615,435
        Increase (decrease) in commissions and reinsurance payables            (15,605)                 151,063
        Decrease in premium taxes payable                                     (185,624)                (205,227)
        Increase (decrease) in current income taxes payable                  1,131,789                 (428,897)
                                                                     -------------------      -------------------
    Net cash provided by operating activities                                5,291,893                7,077,924
                                                                     -------------------      -------------------

Investing Activities:

  Purchases of available-for-sale securities                                (2,827,132)              (5,578,381)
  Purchases of held-to-maturity securities                                           -                 (100,986)
  Proceeds from sales of available-for-sale securities                       2,834,038                1,850,917
  Proceeds from sales of held-to-maturity securities                           192,000                  677,086
  Purchases of property                                                       (372,977)              (2,270,227)
  Proceeds from sales of property                                               24,429                    9,875
                                                                     -------------------      -------------------
    Net cash used in investing activities                                     (149,642)              (5,411,716)
                                                                     -------------------      -------------------

Financing Activities:

  Repurchases of common stock                                               (1,995,005)              (1,131,170)
  Exercise of options                                                           15,830                  141,619
  Dividends paid                                                              (257,017)                (257,017)
                                                                     -------------------      -------------------
    Net cash used in investing activities                                   (2,236,192)              (1,246,568)
                                                                     -------------------      -------------------

Net Increase in Cash and Cash Equivalents                                    2,906,059                  419,640
Cash and Cash Equivalents, Beginning of Year                                 7,554,297                8,141,354
                                                                     -------------------      -------------------
Cash and Cash Equivalents, End of Period                                  $ 10,460,356              $ 8,560,994
                                                                     ===================      ===================

Supplemental Disclosures:
Cash Paid During the Year for:

    Income Taxes                                                             $ 571,756              $ 2,482,297
                                                                     ===================      ===================

Noncash Financing Activities:
Accrued bonuses totaling $121,851 and $160,523 were paid for the nine months ended September 30, 2000 and 1999, respectively, by issuance of the Company's common stock.

See notes to consolidated financial statements.

                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

Note 2 - Reserves for Claims
----------------------------
      Transactions in the reserves for claims for the nine months ended September 30, 2000 were as follows:

           Balance, beginning of year                         $  15,864,665
           Provision, charged to operations                       4,555,237
           Recoveries                                               355,502
           Payments of claims                                    (3,505,739)
                                                             ---------------
           Balance, September 30, 2000                        $  17,269,665
                                                             ==============

      In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 3 - Comprehensive Income
-----------------------------
      Total comprehensive income for the three months ended September 30, 2000 and 1999 was $1,505,391 and $757,070, respectively. Total comprehensive income for the nine months ended September 30, 2000 and 1999 was $3,054,959 and $2,729,472, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share
----------------------------------
      Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 3,051 and 5,744 for the three months ended September 30, 2000 and 1999, respectively and 4,708 and 10,359 for the nine months ended September 30, 2000 and 1999, respectively. Options to purchase 207,110 and 59,806 shares of common stock were outstanding for the three months ended September 30, 2000 and 1999, respectively and 188,360 and 58,806 for the nine months ended September 30, 2000 and 1999, respectively but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

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

           Results of Operations:
           ----------------------
           For the quarter ended September 30, 2000, net premiums written decreased 10% to $10,102,818, investment income increased 15% to $624,205, revenues decreased 7% to $11,306,841 and net income decreased 12% to $1,145,484, all compared with the same quarter in 1999. Net income per basic and diluted common share both decreased 6% to $.44 as compared with the year ago period.

           For the nine months ended September 30, 2000, net premiums written decreased 17% to $28,537,988, investment income increased 18% to $1,792,313, revenues decreased 14% to $31,670,555, net income decreased 39% to $2,401,850, and both net income per basic and diluted common share decreased 35% to $.92 as compared with the same period in 1999.

           The level of mortgage originations, which is the primary driver of the Company's premiums written, continues to lag behind prior year activity. The drop in total mortgage originations, and consequent decline in premiums written, resulted primarily from the decline in residential refinance activity, which in turn was caused by the rise in mortgage interest rates. According to the Federal Home Loan Mortgage Corporation, the monthly average 30-year fixed mortgage interest rates increased to 8.20% for the nine months ended September 30, 2000 compared with 7.29% for the nine months ended September 30, 1999. The volume of business decreased in the third quarter of 2000 as the number of policies and commitments issued declined to 51,861, a decrease of 18% compared with 63,481 in the same period in 1999. Policies and commitments issued for the nine months ended September 30, 2000 were 151,498 compared with 203,403 in 1999.

           Branch net premiums written as a percentage of total net premiums written were 41% and 45% for the three months ended September 30, 2000 and 1999, respectively and 43% and 46% for the nine months ended September 30, 2000 and 1999, respectively. Net premiums written from branch operations decreased 17% and 9% for the three months ended September 30, 2000 and 1999, respectively, as compared with the same periods in the prior year. For the nine months ended September 30, 2000 and 1999, net premiums written from branch operations decreased 23% and increased 1%, respectively, as compared with the same prior year periods.

           Agency net premiums written as a percentage of total net premiums written were 59% and 55% for the three months ended September 30, 2000 and 1999, respectively, and 57% and 54% for the nine months ended September 30, 2000 and 1999. Agency net premiums decreased 5% and increased 1% for the three months ended September 30, 2000 and 1999, respectively, as compared with the same periods in the prior year. For the nine months ended September 30, 2000 and 1999, net premiums written from agency operations decreased 11% and increased 10%, respectively, as compared with the same prior year periods.

           Shown below is a schedule of premiums written for the nine months ended September 30, 2000 and 1999 in all states where the Company's two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

                                                2000                    1999
                                                ----                    ----
                Georgia                      $175,662                 $ 396,232
                Indiana                       369,691                   298,717
                Kentucky                            -                     4,321
                Maryland                      396,796                   480,765
                Michigan                    4,937,780                 5,239,894
                Minnesota                     605,537                 1,431,136
                Mississippi                    30,609                    15,605
                Nebraska                      856,611                   853,037
                New York                      407,239                   429,763
                North Carolina             12,077,523                15,742,671
                Ohio                            1,513                         -
                Pennsylvania                  667,236                     2,902
                South Carolina              2,916,553                 3,682,553
                Tennessee                     814,941                   437,351
                Virginia                    3,589,110                 4,891,812
                West Virginia                 908,323                   648,591
                Wisconsin                       5,638                     5,802
                                  ----------------------  ----------------------
                Direct Premiums            28,760,762                34,561,152
                Reinsurance, net             (222,774)                 (223,948)
                                  ----------------------  ----------------------
                   Net Premiums           $28,537,988              $ 34,337,204
                                  ======================  ======================

           Total operating expenses decreased 6% and 8% for the three and nine-month periods ended September 30, 2000 compared with the same periods in 1999. This decrease was due in part to the decrease in premiums written. Certain operating expenses increased due to continued ongoing investments in technology and costs associated with entering and supporting new markets.

           The provision for claims as a percentage of net premiums written was 15% and 16% for the three and nine months ended September 30, 2000, versus 14% for the same periods in 1999. The increase in the percentage of the provision for claims to net premiums written is the result of an increase in claims coupled with a decrease in premium volume.

           The provision for income taxes was 29% of income before income taxes for the three months ended September 30, 2000 versus 31% for the same period in 1999. For the nine months ended September 30, 2000 and 1999, the provision for income taxes was 23% and 31% of income before income taxes. The decrease in the tax provision was primarily due to a higher mix of tax-exempt investment income to total income before taxes in 2000 compared with 1999.

           Liquidity and Capital Resources:
           --------------------------------
           Net cash provided by operating activities for the nine months ended September 30, 2000, amounted to $5,291,891 compared with $7,077,924 for the same nine-month period during 1999. The decrease is primarily the result of a decrease in net income, a decrease in accounts payable and accrued liabilities, an increase in payments of claims (net of recoveries), partially offset by increases in current income taxes payable and a decrease in net realized gain on sales of investments.

           On May 11, 1999, the Board of Directors approved the repurchase of 200,000 shares of the Company's common stock. Pursuant to this approval, the Company has repurchased 164,132 shares in the nine months ended September 30, 2000 at an average price of $12.23 per share.

           On May 9, 2000, the Board of Directors approved the repurchase of an additional 500,000 shares of the Company's common stock. As of October 17, 2000, no shares have been repurchased pursuant to this approval.

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

Item. 3.  Quantitative and Qualitative Disclosures About Market Risk
          ------------------------------------------------------------
           The Company's market risk exposure has not changed materially from the exposure as disclosed in the Company's 1999 Annual Report on Form 10-K.

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

                             INVESTORS TITLE COMPANY

                                  (Registrant)

                                   By:  /s/ James A. Fine, Jr.
                                       ----------------------
                                       James A. Fine, Jr.
                                       President

                                   By: /s/ Joseph R. Peiso
                                      ----------------------
                                      Joseph R. Peiso
                                      Senior Vice President
                                      (Principal Accounting Officer)

Dated: November 10, 2000
                                       11