Form 10-K405
period 2000-12-31
INVESTORS TITLE CO
filed 2001-04-02
CIK 720858

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 2000

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           For the transition period from ______________ to ________.

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K. Yes  X   No
              ----

On March 7, 2001 the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $29,659,355.

On March 7, 2001 the number of common shares outstanding was 2,570,583.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Documents                                           Form 10-K Reference
     ---------                                           -------------------
     Portions of Annual Report to Shareholders           Part I,  Items 1 and 2
     for fiscal year ended December 31, 2000             Part II, Items 5 - 8
                                                         Part IV, Item 14
     Portions of Proxy Statement (in connection with     Part III, Items 10 - 13
     Annual Meeting to be held on May 16, 2001)

                                    PART I
ITEM 1.  BUSINESS

GENERAL
-------

     Investors Title Company ("the Company") is a holding company which was incorporated in the State of North Carolina on February 13, 1973. The Company became operational June 24, 1976 when it acquired as a wholly owned subsidiary Investors Title Insurance Company, a North Carolina corporation ("ITIC"), under a plan of exchange of shares of common stock. On September 30, 1983, the Company acquired as a wholly owned subsidiary Northeast Investors Title Insurance Company ("NE-ITIC"), formerly Investors Title Insurance Company of South Carolina, a South Carolina corporation, under a plan of exchange of shares of common stock. In 1988, the Company established Investors Title Exchange Corporation, a wholly owned subsidiary ("ITEC.") In 1994, the Company established South Carolina Document Preparation Company, a wholly owned subsidiary ("SCDP.") In the first quarter of 2001, SCDP was renamed Investors Title Accommodation Corporation ("ITAC.") The Company's executive offices are at 121 North Columbia Street, Chapel Hill, North Carolina 27514. The Company's telephone number is (919) 968-2200.

     The Company engages primarily in two segments of business. The main business activity is the issuance of title insurance through two title insurance subsidiaries, ITIC and NE-ITIC. The second segment provides tax-free exchange services through the Company's two subsidiaries, ITEC and ITAC. See Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 13 of Notes to Consolidated Financial Statements in the 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the Company's operating segments.

     Title Insurance
     ---------------

     Through its two wholly owned title insurance subsidiaries, ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer and as a reinsurer for other title insurance companies.

     ITIC was incorporated in the State of North Carolina on January 28, 1972, and became licensed to write title insurance in the State of North Carolina on February 1, 1972. Since that date it has primarily written land title insurance as a primary insurer and as a reinsurer in the States of North Carolina and South Carolina. ITIC is the leading title insurer of North Carolina property and has held this position for seventeen years. In addition, the Company writes title insurance through issuing agents or branch offices in the States of Alabama, Arkansas, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Nebraska, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin. Agents issue policies for ITIC and may also perform other services such as acting as escrow agents.

     ITIC is also licensed to write title insurance in the District of Columbia and the States of Arizona, Colorado, Connecticut, Delaware, Idaho, Illinois, Kansas, Louisiana, Maine, Massachusetts, Missouri, Montana, Nevada, New Jersey, North Dakota, Oklahoma, Rhode Island, Texas, Utah, Vermont and Wyoming.

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

     Both ITIC and NE-ITIC have self-imposed risk retention limits that are more conservative than state insurance regulations require. ITIC's self-imposed retention of $1,500,000 is only 14.7% of its statutorily permitted retention of $10,191,492. NE-ITIC's self-imposed retention of $250,000 is only 17.2% of its statutorily permitted retention of $1,455,844.

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

     Exchange Services
     -----------------

     In 1988, the Company established Investors Title Exchange Corporation, a wholly owned subsidiary ("ITEC"), to provide services in connection with tax-free exchanges of like-kind property. ITEC acts as an intermediary in tax-free exchanges of property held for productive use in a trade or business or for investments, and its income is derived from fees for handling exchange transactions.

     In the first quarter of 2001, South Carolina Document Preparation Company, a wholly owned subsidiary, changed its name to Investors Title Accommodation Corporation ("ITAC"). ITAC serves as exchange accommodation titleholder, offering a vehicle for accomplishing a reverse exchange when a taxpayer must acquire replacement property before selling the relinquished property.

OPERATIONS OF SUBSIDIARIES
--------------------------

     For a description of Net Premiums Written geographically, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

     Title Insurance
     ---------------

     ITIC and NE-ITIC offer primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance premiums written are for a one-time initial payment, with no recurring premiums. See Note 13 of Notes to Consolidated Financial Statements in the 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the Company's operating segments.

     Exchange Services
     -----------------

     ITEC and ITAC offer services in connection with tax-free exchanges. See
Note 13 of Notes to Consolidated Financial Statements in the 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the Company's operating segments.

SEASONALITY
-----------

     Title Insurance
     ---------------

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

     Exchange Services
     -----------------

     Seasonal factors affecting the level of real estate activity and the volume of title premiums written will also affect the demand for exchange services.

MARKETING
---------

     Title Insurance
     ---------------

     ITIC's marketing plan is based upon providing fast and efficient service in the delivery of title insurance coverage through a home office, branch offices, and issuing agents. In North Carolina, ITIC operates through a home office and 28 branch offices. In South Carolina, ITIC operates through a branch office and issuing agents located conveniently to customers throughout the State. ITIC also writes title insurance policies through issuing agents in Alabama, Arkansas, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Nebraska, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin.

     NE-ITIC currently operates through agency offices in the State of New York.

     ITIC and NE-ITIC strive to provide superior service to their customers and consider this an important factor in attracting and retaining customers. Branch and corporate personnel strive to develop new business relationships to increase market share. The Company's marketing efforts are also enhanced through advertising.

     Exchange Services
     -----------------

     Marketing of exchange services offered by ITEC and ITAC has been increasingly incorporated into the marketing of the core title products offered by ITIC and NE-ITIC. A Commercial Services Division was established in the first quarter of 2001 in order to better service commercial clients. ITEC and ITAC are also promoted through the marketing efforts of this division.

CUSTOMERS
---------

     The segments are not dependent upon any single customer, the loss of which could have a material effect on the Company.

RESERVES
--------

     The reserves for claims for financial reporting purposes are established based on criteria discussed in Notes 1 and 6 of Notes to Consolidated Financial Statements in the 2000 Annual

Report to Shareholders incorporated by reference in this Form 10-K Annual
Report.

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

     ITIC is domiciled in North Carolina and subject to North Carolina state insurance regulations. Financial examinations are scheduled every five years by the North Carolina Department of Insurance. ITIC is currently being examined for the period January 1, 1995 through December 31, 1999. Typically, a report is issued six months following the completion of an examination.

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

     In accordance with the insurance laws and regulations applicable to title insurance in the State of North Carolina, ITIC has established and maintains a statutory premium reserve for the protection of policyholders. For years prior to 1999, ITIC reserved an amount equal to 10% of current year premiums written and reduced such amounts annually by 5%. For years after 1998, 10% of direct premiums written plus premiums for reinsurance assumed less premiums for reinsurance ceded is reserved and reduced annually, over a period of 20 years, as follows: 20% the first year, 10% the second and third year, 5% for years four through ten, 3% for years eleven through fifteen, and 2% for years sixteen through twenty.

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

     In addition to the financial statements which are required to be filed as part of this report and are prepared on the basis of generally accepted accounting principles, the Company's insurance subsidiaries also prepare financial statements in accordance with statutory accounting principles prescribed or permitted by state regulations. Based upon the latter principles, as of December 31, 2000, ITIC reported $25,478,730 of capital and surplus, and net income of $3,195,801; and NE-ITIC reported $2,911,687 of capital and surplus, and net income of $9,589.

     ITIC and NE-ITIC both meet the minimum capital and surplus requirements of the states in which they are licensed.

COMPETITION
-----------

     Title Insurance
     ---------------

     ITIC currently operates primarily in Michigan, North Carolina, South Carolina and Virginia. ITIC's major competitors are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title Insurance Company, First American Title Insurance Company, Lawyers Title Insurance Corporation, Old Republic National Title Insurance Company and Stewart Title Guaranty Company. Key elements that affect competition are price, expertise, timeliness and quality of service and the financial strength and size of the insurer.

Exchange Services
-----------------

     Competition for ITEC and ITAC comes from other title insurance companies as well as some major banks that offer exchange services.

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

     See Note 3 of Notes to Consolidated Financial Statements in the 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for the major categories of investments, earnings by investment categories, scheduled maturities, amortized cost, and market values of investment securities.

EMPLOYEES
---------

     The Company has no paid employees. NE-ITIC had two full-time paid employees as of December 31, 2000. Officers of the Company are full-time paid employees of ITIC, which had 165 full-time employees and 14 part-time employees as of December 31, 2000.

TRADEMARK
---------

     The Company's subsidiary, ITIC, registered its logo with the U.S. Patent-Trademark Office in February, 1987. The loss of said registration, in the Company's opinion, would not materially affect its business.


ITEM 2. PROPERTIES

     The Company owns the office building and property located on the corner of North Columbia and West Rosemary Streets in Chapel Hill, North Carolina, which serves as the Company's corporate headquarters. The building contains approximately 23,000 square feet. The Company's principal subsidiary, ITIC, leases office space in 31 locations throughout North Carolina, South Carolina, Michigan and Virginia. NE-ITIC leases office space in 2 locations in New York. These properties are used by the title insurance and exchange services segments.

     The Company also owns several parcels and one building adjacent to the Company's facility.

     See Note 9 of Notes to Consolidated Financial Statements in the 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for the amounts of future minimum lease payments. Each of the office facilities occupied by the Company and its subsidiaries are in good condition and adequate for present operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in litigation on a number of claims which arise in the normal course of business, none of which, in the opinion of management are expected to have a material adverse effect on the Company's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF EXECUTIVE OFFICERS
------------------------------------

     The following table sets forth the executive officers of the Company as of December 31, 2000. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the board or until his or her respective successor has been elected.


                               Position with                  Officer
Name                  Age      Registrant                     Since
----                  ---      ----------                     -----

J. Allen Fine         66       Chairman,                      1973
                               Director and
                               CEO

James A. Fine, Jr.    38       President, Director            1987
                               and Treasurer

W. Morris Fine        34       Executive Vice                 1992
                               President, Director
                               and Secretary

Elizabeth P. Bryan    40       Vice President                 1987
                               and Assistant Secretary

L. Dawn Martin        35       Vice President                 1993
                               and Assistant Secretary

     J. Allen Fine, Chief Executive Officer and Chairman of the Board of Directors, is the father of James A. Fine, Jr., President, Treasurer and Director of the Company, and W. Morris Fine, Executive Vice President, Secretary and Director of the Company.

     The business experience of the Executive Officers of the Company is set forth below:

J. Allen Fine has been Chief Executive Officer and Chairman of the Board of the
-------------
Company since its incorporation. Mr. Fine also served as President of the Company until May 1997. Mr. Fine is the father of James A. Fine, Jr., President, Treasurer and Director of the Company, and W. Morris Fine, Executive Vice President, Secretary and Director of the Company.

James A. Fine, Jr. was named Vice President of the Company in 1987. In 1997, Mr.
------------------
Fine was named President and Treasurer and appointed a Director of the Company. James A. Fine, Jr. is the son of J. Allen Fine, Chief Executive Officer and Chairman of the Board of the Company, and brother of W. Morris Fine, Executive Vice President, Secretary and Director of the Company.

W. Morris Fine was named Vice President of the Company in 1992. In 1993, Mr.
--------------
Fine was named Treasurer of the Company and served in that capacity until 1997. In 1997, Mr. Fine was named Executive Vice President and Secretary of the Company. In 1999, he was appointed Director of the Company. Morris Fine is the son of J. Allen Fine, Chief Executive Officer and Chairman of the Board of the Company, and brother of James A. Fine, Jr., President, Treasurer and Director of the Company.

Elizabeth P. Bryan joined the Company in 1985 as Controller and in 1987, she was
------------------
named Vice President of the Company.

L. Dawn Martin joined the Company in 1991 and in 1993, she was named Vice
--------------
President of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The high and low sales prices for the common stock on NASDAQ and the dividends paid per common share for each quarter in the last two fiscal years are indicated under "Shareholder Information" in the 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data for the five years ended December 31, 2000 under the caption "Financial Highlights" is in the 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report. The information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2000 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management's Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk in the 2000 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data in the 2000 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.

     The financial statement schedules meeting the requirements of Regulation S-X are shown as Schedules I, II, III, IV and V.

     The supplementary financial information (Selected Quarterly Financial Data) in the 2000 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, nor disagreements with, accountants on accounting and financial disclosure.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS
---------------------------

     Information pertaining to Directors of the Company under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2001 is incorporated by reference in this Form 10-K Annual Report. Other information with respect to executive officers is contained in Part I - Item 4(a) under the caption "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

     Information pertaining to executive compensation under the heading "Executive Compensation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2001 is incorporated by reference in this Form 10-K Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to securities ownership of certain beneficial owners and management under the heading "Ownership of Stock by Executive Officers and Certain Beneficial Owners" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2001 is incorporated by reference in this Form 10-K Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information pertaining to certain relationships and related transactions under the heading "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2001 is incorporated by reference in this Form 10-K Annual Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:
-------------------------------------------------------------

1. Financial Statements
-----------------------
     The following financial statements in the 2000 Annual Report to Shareholders are hereby incorporated by reference in this Form 10-K Annual
Report:

     Report of Independent Accountants
     Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the Years Ended December 31, 2000,
          1999 and 1998
     Consolidated Statements of Stockholders' Equity for the Years Ended
          December 31, 2000, 1999 and 1998
     Consolidated Statements of Comprehensive Income for the Years Ended
          December 31, 2000, 1999 and 1998
     Consolidated Statements of Cash Flows for the Years Ended December 31,
          2000, 1999 and 1998
     Notes to Consolidated Financial Statements

2. Financial Statement Schedules
--------------------------------

The following is a list of financial statement schedules filed as part of this report on Form 10-K Annual Report:

Investors Title Company and Subsidiaries:

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

3. Exhibits
-----------

Exhibit                                               Incorporation by
Number          Description                           Reference to
------          -----------                           ------------

(3)(i)          Articles of Incorporation             Exhibit 1 to Form 10,
                                                      dated June 12, 1984

Exhibit                                               Incorporation by
Number          Description                           Reference to
------          -----------                           ------------

(3)(ii)         Bylaws - Restated and                 Included herewith
                Amended
                through February 12, 2001

Management contract of compensatory plan or arrangement (Exhibits (10)(i) -(10)(xiii)

(10)(i)         1988 Incentive Stock Option Plan      Exhibit 10 to Form 10-K
                                                      for the year ended
                                                      December 31, 1989

(10)(ii)        1993 Incentive Stock Option Plan      Exhibit 10 to Form 10-K
                                                      for the year ended
                                                      December 31, 1993

(10)(iii)       1993 Incentive Stock Option Plan-     Exhibit 10 to Form 10-K
                W. Morris Fine                        for the year ended
                                                      December 31, 1993

(10)(iv)        Employment Agreement dated            Exhibit 10 to Form 10-K
                February 9, 1984 with                 for the year ended
                J. Allen Fine, Chairman               December 31, 1985

(10)(v)         Form of Incentive Stock               Exhibit 10(v) to Form 10-K
                Option Agreement under 1993           for the year ended
                Incentive Stock Option Plans          December 31, 1994


 (10)(vi)       Form of Amendment dated               Exhibit 10(vi) to Form
                November 8, 1994 to Stock Option      10-Q for the quarter ended
                Agreement dated as of November 13,    March 31, 1995
                1989

(10)(vii)       Form of Stock Option Agreement        Exhibit 10(vii) to Form
                dated November 13, 1989               10-Q for the quarter ended
                                                      March 31, 1995

(10)(viii)      1997 Stock Option and Restricted      Exhibit 10(viii) to Form
                Stock Plan                            10-K for the year ended
                                                      December 31, 1996

Exhibit                                               Incorporation by
Number          Description                           Reference to
------          -----------                           ------------

(10)(ix)        Form of Nonqualified Stock            Exhibit 10(ix) to Form
                Option Agreement to Non-employee      10-Q for the quarter ended
                Directors dated May 13, 1997 under    June 30, 1997
                the 1997 Stock Option and Restricted
                Stock Plan

(10)(x)         Form of Nonqualified Stock Option     Exhibit 10(x) to Form
                Agreement under 1997 Stock Option     10-K for the year ended
                and Restricted Stock Plan             December 31, 1997

(10)(xi)        Form of Incentive Stock               Exhibit 10(xi) to Form
                Option Agreement under 1997 Stock     10-K for the year ended
                Option and Restricted Stock Plan      December 31, 1997

(10)(xii)       Form of Amendment to Incentive        Exhibit 10(xii) to Form
                Stock Option Agreement between        10-Q for the quarter
                Investors Title Company and James     ended June 30, 2000
                Allen Fine, James Allen Fine, Jr.,
                William Morris Fine, George Abbitt
                Snead, Ralph Nichols Strayhorn, III
                and Raeford Wilder Wall, Jr.,
                respectively

(10)(xiii)      2001 Stock Option and Restricted      Included herewith
                Stock Plan

(13)            Portions of 2000 Annual               Included herewith
                Report to Shareholders
                incorporated by reference
                in this report as set forth
                in Parts I and II hereof.

(21)            Subsidiaries of Registrant            Included herewith

(23)            Consent of Independent Auditors       Included herewith

(B) Reports on Form 8-K
       No reports were filed on Form 8-K for the fourth quarter of 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INVESTORS TITLE COMPANY



                              By: /s/J. Allen Fine
                                  ----------------
                                 J. Allen Fine
                      Chairman and Chief Executive Officer
                              Date: April 2, 2001
                                    -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the 2nd day of April, 2001.
                         ---        -----  ----

/s/ J. Allen Fine
---------------------------------------
J. Allen Fine, Chairman and Chief
Executive Officer

/s/ James A. Fine, Jr.
---------------------------------------
James A. Fine, Jr., President, Treasurer and
Director (Principal Financial Officer)

/s/ Elizabeth P. Bryan
---------------------------------------
Elizabeth P. Bryan, Vice President and Asst.
Secretary (Principal Accounting Officer)

/s/ W. Morris Fine
---------------------------------------
W. Morris Fine, Executive Vice President
Secretary and Director

/s/ David L. Francis
---------------------------------------
David L. Francis, Director

_______________________________________
Loren B. Harrell, Jr., Director


/s/ William J. Kennedy III
---------------------------------------
William J. Kennedy III, Director


/s/ H. Joe King, Jr.
---------------------------------------
H. Joe King, Jr., Director


/s/ James R. Morton
---------------------------------------
James R. Morton, Director


/s/ Lillard H. Mount
---------------------------------------
Lillard H. Mount, Director


/s/ A. Scott Parker III
---------------------------------------
A. Scott Parker III, Director

                                                                      SCHEDULE I
                                                                      ----------

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2000

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Amount at
                                                                                                               which shown
                                                                                                                  in the
Type of Investment                                               Cost(1)              Market Value          Balance Sheet (2)
--------------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Bonds:
    States, municipalities and political
      subdivisions                                                  $23,508,874            $24,261,976              $24,151,134
     Public utilities                                                   199,246                199,246                  199,246
     All other corporate bonds                                       11,528,439             11,636,470               11,636,470
  Certificates of deposit                                                98,982                 98,982                   98,982
                                                           --------------------    -------------------     --------------------
      Total fixed maturities                                         35,335,541             36,196,674               36,085,832
                                                           --------------------    -------------------     --------------------

Equity Securities:
  Common Stocks:
      Public utilities                                                  385,373                752,694                  752,694
      Banks, trust and insurance companies                              317,190              1,195,998                1,195,998
      Industrial, miscellaneous and all other                         1,078,687              2,295,389                2,295,389
  Nonredeemable preferred stocks                                        653,117                725,988                  725,988
                                                           --------------------    -------------------     --------------------
      Total equity securities                                         2,434,367              4,970,069                4,970,069
                                                           --------------------    -------------------     --------------------
Total investments per the consolidated balance sheet                 37,769,908                                      41,055,901
                                                           --------------------                            --------------------

Cash equivalents                                                      7,645,313                                       7,645,313
                                                           --------------------                            --------------------
      Total investments                                             $45,415,221                                     $48,701,214
                                                           ====================                            ====================

(1) Fixed maturities are shown at amortized cost and equity securities are shown at original cost.
(2) Bonds of states, municipalities and political subdivisions are shown at amortized cost for held-to-maturity bonds and fair value for available-for-sale bonds. Equity securities are shown at fair value.

                                                                  SCHEDULE II
                                                                  -----------

                   INVESTORS TITLE COMPANY (PARENT COMPANY)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                BALANCE SHEETS
                       AS OF DECEMBER 31, 2000 AND 1999

                                                            2000            1999
Assets
  Cash and cash equivalents                              $   886,928     $   579,058
  Investments in equity securities                            75,000          75,000
  Investments in affiliated companies                     37,977,363      35,013,379
  Income taxes receivable                                    404,548         847,084
  Other receivables                                          111,476         103,011
  Deferred income taxes, net                                  38,608          37,527
  Prepaid expenses and other assets                           11,927          20,197
  Property, net                                            2,213,753       2,251,883
                                                         -----------     -----------

Total Assets                                             $41,719,603     $38,927,139
                                                         ===========     ===========

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable and accrued liabilities               $   143,266     $   148,576
                                                         -----------     -----------

Stockholders' Equity:
  Common stock-no par (shares authorized,
    6,000,000; 2,855,744 and 2,855,744 shares issued and
    2,566,859 and 2,736,961 shares outstanding 2000 and
    1999, respectively)                                    1,650,350       1,650,350
  Retained earnings                                       39,925,987      37,128,213
                                                         -----------     -----------
    Total stockholders' equity                            41,576,337      38,778,563
                                                         -----------     -----------

Total Liabilities and Stockholders' Equity               $41,719,603     $38,927,139
                                                         ===========     ===========

See notes to condensed financial statements.

                                                                     SCHEDULE II
                                                                     -----------

                   INVESTORS TITLE COMPANY (PARENT COMPANY)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                       2000             1999             1998
Revenues:
Investment income-interest and dividends         $      74,105     $     103,349    $      76,390
Rental income                                          482,267           445,440          435,821
Miscellaneous income                                        45                70           23,014
                                                 -------------     -------------    -------------
     Total                                             556,417           548,859          535,225
                                                 -------------     -------------    -------------
Operating Expenses:
Office occupancy and operations                        148,750           161,061          138,475
Business development                                    14,116            13,886           13,234
Taxes-other than payroll and income                     66,948            46,117           48,569
Professional fees                                       40,311            30,398           22,269
Other expenses                                          48,939            44,599          105,857
                                                 -------------     -------------    -------------
     Total                                             319,064           296,061          328,404
                                                 -------------     -------------    -------------

Equity in Net Income of Affiliated Cos.*             2,988,984         4,241,630        5,311,677
                                                 -------------     -------------    -------------
Income Before Income Taxes                           3,226,337         4,494,428        5,518,498
                                                 -------------     -------------    -------------
Provision for Income Taxes                              85,874            74,034           58,989
                                                 -------------     -------------    -------------
Net Income                                       $   3,140,463     $   4,420,394    $   5,459,509
                                                 =============     =============    =============
Basic Earnings per Common Share                  $        1.21     $        1.59    $        1.95
                                                 =============     =============    =============
Weighted Average Shares Outstanding-Basic            2,594,891         2,776,878        2,806,267
                                                 =============     =============    =============
Diluted Earnings Per Common Share                $        1.21     $        1.59    $        1.92
                                                 =============     =============    =============
Weighted Average Shares Outstanding-Diluted          2,601,283         2,786,282        2,841,035
                                                 =============     =============    =============

* Eliminated in consolidation

See notes to condensed financial statements.

                                                                     SCHEDULE II
                                                                     -----------


                   INVESTORS TITLE COMPANY (PARENT COMPANY)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                        2000           1999           1998
Operating Activities:
  Net income                                                        $ 3,140,463    $ 4,420,394    $ 5,459,509
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Equity in net earnings of subsidiaries less dividends
         received of $625,000, $700,000 and $575,000 in 2000,
         1999 and 1998, respectively, plus $600,000 and
         $50,000 investment in subsidiary in 2000 and 1999,
         respectively                                                (2,963,984)    (3,591,630)    (4,736,677)
       Gain on disposal of property                                           -              -        (20,475)
       Depreciation                                                      72,517         60,608         57,573
       Provision (benefit) for deferred income taxes                     (1,081)        72,498        (15,454)
       (Increase) decrease in receivables                                (8,465)        (8,878)        21,906
       (Increase) decrease in income taxes receivable-current           442,536        324,464       (779,017)
       (Increase) decrease in prepaid expenses                            8,270        (17,774)        66,222
       Increase (decrease) in accounts payable and accrued
         liabilities                                                     (5,310)        28,750        (29,068)
                                                                    -----------    -----------    -----------
            Net cash provided by operating activities                   684,946      1,288,432         24,519
                                                                    -----------    -----------    -----------


Investing Activities:
   Purchase of land                                                           -       (325,000)             -
   Purchases of furniture and equipment and building                    (34,387)      (250,000)       (31,555)
   Proceeds from the disposal of property                                     -              -         22,475
                                                                    -----------    -----------    -----------
      Net cash used in investing activities                             (34,387)      (575,000)        (9,080)
                                                                    -----------    -----------    -----------


Financing Activities:
   Dividends paid                                                      (342,689)      (342,689)      (342,689)
                                                                    -----------    -----------    -----------
      Net cash used in financing activities                            (342,689)      (342,689)      (342,689)
                                                                    -----------    -----------    -----------


Net Increase (Decrease) in Cash and Cash Equivalents                    307,870        370,743       (327,250)
Cash and Cash Equivalents, Beginning of Year                            579,058        208,315        535,565
                                                                    -----------    -----------    -----------
Cash and Cash Equivalents, End of Year                              $   886,928    $   579,058    $   208,315
                                                                    ===========    ===========    ===========


Supplemental Disclosures:
Cash Paid (Refunded) During the Year For:
   Income Taxes                                                     $   490,592    $  (308,503)   $   853,460
                                                                    ===========    ===========    ===========

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

2. Cash dividends paid to Investors Title Company by its wholly owned subsidiary, Investors Title Insurance Company, were $350,000, $350,000 and $350,000 in 2000, 1999 and 1998, respectively. Cash dividends paid to Investors Title Company by its wholly owned subsidiary, Investors Title Exchange Corporation, were $275,000 $350,000 and $225,000 in 2000, 1999 and
     1998, respectively.

                                                                    SCHEDULE III
                                                                    ------------

                                             INVESTORS TITLE COMPANY AND SUBSIDIARIES
                                                SUPPLEMENTARY INSURANCE INFORMATION
                                       For the Years Ended December 31, 2000, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------
                                        Future
                                        Policy                 Other
                                      Benefits,               Policy                                   Benefits
                         Deferred      Losses,                Claims                                    Claims,
                          Policy        Claims                  and           Net            Net      Losses and
                        Acquisition    and Loss    Unearned  Benefits       Premium      Investment   Settlement
Segment                    Cost        Expenses    Premiums   Payable       Revenue        Income      Expenses
-----------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 2000
-----------------
Title Insurance            ---       $17,944,665      ---     $222,748      $37,690,752   $2,436,561   $5,865,355
Exchange Services          ---               ---      ---          ---              ---       17,478          ---
All Other                  ---               ---      ---          ---              ---       74,104          ---
                       ------------------------------------------------------------------------------------------
                           ---       $17,944,665      ---     $222,748      $37,690,752   $2,528,143   $5,865,355
                       ==========================================================================================

Year Ended
December 31, 1999
-----------------
Title Insurance            ---       $15,864,665      ---     $208,605      $43,819,565   $2,061,360   $6,026,064
Exchange Services          ---               ---      ---          ---              ---       10,962          ---
All Other                  ---               ---      ---          ---              ---      103,349          ---
                       ------------------------------------------------------------------------------------------
                           ---       $15,864,665      ---     $208,605      $43,819,565   $2,175,671   $6,026,064
                       ==========================================================================================

Year Ended
December 31, 1998
-----------------
Title Insurance            ---       $13,362,665      ---     $ 84,598      $45,379,696   $1,746,041   $8,094,950
Exchange Services          ---               ---      ---          ---              ---       12,518          ---
All Other                  ---               ---      ---          ---              ---       76,390          ---
                       ------------------------------------------------------------------------------------------
                           ---       $13,362,665      ---     $ 84,598      $45,379,696   $1,834,949   $8,094,950
                       ==========================================================================================


                     Amortization
                     of Deferred
                       Policy            Other
                     Acqusition        Operating      Premiums
Segment                Costs           Expenses        Written
---------------------------------------------------------------
Year Ended
December 31, 2000
-----------------
Title Insurance          ---           $31,060,289     N/A
Exchange Services        ---               225,330     N/A
All Other                ---               818,331     N/A
                     -----------------------------
                         ---           $32,103,950
                     =============================

Year Ended
December 31, 1999
-----------------
Title Insurance          ---           $34,342,012     N/A
Exchange Services        ---               178,627     N/A
All Other                ---               358,462     N/A
                     -----------------------------
                         ---           $34,879,101
                     =============================

Year Ended
December 31, 1998
-----------------
Title Insurance          ---           $32,219,955     N/A
Exchange Services        ---               137,444     N/A
All Other                ---               328,405     N/A
                      ----------------------------
                         ---           $32,685,804
                     =============================


                                                                     SCHEDULE IV
                                                                     -----------

                   INVESTORS TITLE COMPANY AND SUBSIDIARIES
                                  REINSURANCE
             For the Years Ended December 31, 2000, 1999, and 1998

---------------------------------------------------------------------------------------------------------------------
                                                Ceded to     Assumed from                      Percentage of
                                  Gross          Other          Other            Net              Amount
                                  Amount       Companies      Companies         Amount        Assumed to Net
---------------------------------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 2000
-----------------
Title Insurance                  $38,020,917    $362,528       $32,363        $37,690,752          0.1%

YEAR ENDED
DECEMBER 31, 1999
-----------------
Title Insurance                  $44,098,045    $325,212       $46,732        $43,819,565          0.1%

YEAR ENDED
DECEMBER 31, 1998
-----------------
Title Insurance                  $45,618,518    $312,627       $73,805        $45,379,696          0.2%


                                                                                                                 SCHEDULE V
                                                                                                                 ----------
                                          INVESTORS TITLE COMPANY AND SUBSIDIARIES
                                             VALUATION AND QUALIFYING ACCOUNTS
                                    For the Years Ended December 31, 2000, 1999 and 1998
---------------------------------------------------------------------------------------------------------------------------

                            Balance at            Additions         Additions Charged
                            Beginning            Charged to             to Other            Deductions-       Balance at
Description                 of Period         Costs and Expenses   Accounts - Describe       describe*       End of Period
---------------------------------------------------------------------------------------------------------------------------
2000
----
Premiums Receivable
Valuation Provision          $   775,000          $2,269,190              $-              $(2,319,190)      $   725,000

Reserves for
Claims                       $15,864,665          $5,865,355              $-              $(3,785,355)      $17,944,665

1999
----
Premiums Receivable
Valuation Provision          $   775,000          $2,793,975              $-              $(2,793,975)      $   775,000

Impairment of
Building Plans               $   218,122          $        -              $-              $  (218,122)      $         -

Reserves for
Claims                       $13,362,665          $6,026,064              $-              $(3,524,064)      $15,864,665

Provision for
Equipment Disposal           $   280,000          $        -              $-              $  (280,000)      $         -

1998
----
Premiums Receivable
Valuation Provision          $   350,000          $2,106,316              $-              $(1,681,316)      $   775,000

Impairment of
Building Plans               $   150,000          $   68,122              $-              $         -       $   218,122

Reserves for
Claims                       $ 7,622,140          $8,094,950              $-              $(2,354,425)      $13,362,665

Provision for
Equipment Disposal           $         -          $  280,000              $-              $         -       $   280,000

*Cancelled premiums and reduction to allowance for bad debts
*Wrote off building plans
*Payments of claims
*Disposed of impaired equipment