Form 10-Q
period 2001-03-31
INVESTORS TITLE CO
filed 2001-05-11
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended:        March 31, 2001
                                              -------------------


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

Yes    X             No
     ----                ----

Shares outstanding of each of the issuer's classes of common stock as of March 31, 2001:

Common Stock, no par value                              2,564,094
------------------------------           --------------------------------------
Class                                             Shares Outstanding

                  INVESTORS TITLE COMPANY AND SUBSIDIARIES


                                   INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

    Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.....3

    Consolidated Statements of Income:
       Three Months Ended March 31, 2001 and 2000..............................4

    Consolidated Statements of Cash Flows:
       Three Months Ended March 31, 2001 and 2000..............................5

    Notes to Consolidated Financial Statements.................................6


Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................7

Item 3. Quantitative and Qualitative Disclosures About Market Risk............10

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................10


SIGNATURES....................................................................11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                Investors Title Company and Subsidiaries
                                        Consolidated Balance Sheets
                              As of March 31, 2001 and December 31, 2000
                                              (Unaudited)


                                                                                    March 31, 2001          December 31, 2000
                                                                                 ----------------------  -------------------------
Assets
  Cash and cash equivalents                                                         $        7,167,875      $           7,850,991

  Investments in securities:
     Fixed maturities:
       Held-to-maturity, at amortized cost                                                   4,965,586                  4,375,127
       Available-for-sale, at fair value                                                    33,630,405                 31,710,705
     Equity securities, at fair value                                                        4,533,222                  4,970,069
                                                                                 ----------------------  -------------------------
        Total investments                                                                   43,129,213                 41,055,901

  Premiums receivable
         (less allowance for doubtful accounts: 2001 and 2000: $725,000)                     4,005,044                  3,023,304
  Accrued interest and dividends                                                               566,971                    616,652
  Prepaid expenses and other assets                                                            649,953                  1,091,416
  Property acquired in settlement of claims                                                    294,510                    204,117
  Property, net                                                                              5,220,494                  5,496,626
  Deferred income taxes, net                                                                   241,805                      -
                                                                                 ----------------------  -------------------------

Total Assets                                                                        $       61,275,865      $          59,339,007
                                                                                 ======================  =========================

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for claims (Note 2)                                                      $       18,619,665      $          17,944,665
  Accounts payable and accrued liabilities                                                   1,955,671                  1,918,034
  Commissions and reinsurance payables                                                         223,669                    222,748
  Premium taxes payable                                                                         71,283                       -
  Current income taxes payable                                                                 478,721                     24,069
  Deferred income taxes, net                                                                       -                       39,842
                                                                                 ----------------------  -------------------------
      Total liabilities                                                                     21,349,009                 20,149,358
                                                                                 ----------------------  -------------------------

Stockholders' Equity:
  Common stock-no par value (shares authorized 6,000,000;
  2,855,744 and 2,855,744 shares issued; and 2,564,094 and
  2,566,859 shares outstanding 2001 and 2000, respectively)                                          1                          1
  Retained earnings                                                                         37,727,661                 37,021,270
  Accumulated other comprehensive income (net unrealized gain on investments)
    (net of deferred taxes: 2001: $1,133,489; 2000: $1,117,615) (Note 3)                     2,199,194                  2,168,378
                                                                                 ----------------------  -------------------------
      Total stockholders' equity                                                            39,926,856                 39,189,649
                                                                                 ----------------------  -------------------------

Total Liabilities and Stockholders' Equity                                          $       61,275,865      $          59,339,007
                                                                                 ======================  =========================

See notes to consolidated financial statements.


                                Investors Title Company and Subsidiaries
                                    Consolidated Statements of Income
                                         March 31, 2001 and 2000
                                               (Unaudited)

                                                                               For The Three
                                                                                Months Ended
                                                                                 March 31
                                                               -------------------------------------------------
                                                                     2001                       2000
                                                                     ----                       ----

Revenues:
    Underwriting income:
       Premiums written                                       $     11,501,245            $     8,443,307
       Less-premiums for reinsurance ceded                              63,520                     73,169
                                                               ------------------------   ----------------------
           Net premiums written                                     11,437,725                  8,370,138
     Investment income-interest and dividends                          685,877                    591,791
     Net realized gain on sales of investments                           2,205                     62,867
     Other                                                             463,445                    301,437
                                                               ------------------------   ----------------------
          Total                                                     12,589,252                  9,326,233
                                                               ------------------------   ----------------------

Operating Expenses:
      Commissions to agents                                          5,320,218                  3,377,871
      Provision for claims (Note 2)                                  1,410,645                  1,244,804
      Salaries and employee benefits                                 2,462,829                  2,488,329
      Office occupancy and operations                                1,217,194                    908,464
      Business development                                             331,273                    262,556
      Taxes, other than payroll and income                              60,844                     53,461
      Premium and retaliatory taxes                                    286,177                    211,624
      Professional fees                                                222,379                    171,691
      Other                                                             99,569                     28,226
                                                               ------------------------   ----------------------
         Total                                                      11,411,128                  8,747,026
                                                               ------------------------   ----------------------

Income Before Income Taxes                                           1,178,124                    579,207
                                                               ------------------------   ----------------------

Provision For Income Taxes                                             338,000                     57,600
                                                               ------------------------   ----------------------

Net Income                                                    $        840,124            $       521,607
                                                               ========================   ======================

Basic Earnings per Common Share                               $           0.33            $          0.20
                                                               ========================   ======================

Weighted Average Shares Outstanding-Basic                            2,566,921                  2,643,241
                                                               ========================   ======================

Diluted Earnings per Common Share                             $           0.32            $          0.20
                                                               ========================   ======================

Weighted Average Shares Outstanding-Diluted                          2,609,470                  2,646,215
                                                               ========================   ======================

Dividends Paid                                                $         85,672            $        85,672
                                                               ========================   ======================

Dividends per Share                                           $           0.03            $          0.03
                                                               ========================   ======================


See notes to consolidated financial statements.

                                   Investors Title Company and Subsidiaries
                                    Consolidated Statements of Cash Flows
                            For the Three Months Ended March 31, 2001 and 2000
                                                 (Unaudited)


                                                                       2001                     2000
                                                              ------------------           --------------

Operating Activities:

Net income                                                        $    840,124         $      521,607
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                   368,668                185,185
        Amortization, net                                                  967                  3,177
        Net gain on disposals of property                               (8,538)                (1,073)
        Net realized gain on sales of investments                       (2,205)               (62,867)
        Provision (benefit) for deferred income taxes                 (297,522)               467,200
        Provision for claims                                         1,410,645              1,244,804
        Payments of claims, net of recoveries                         (735,645)            (1,144,804)
  Changes in assets and liabilities:
        Increase in receivables and other assets                      (616,818)               (32,573)
        Increase (decrease) in accounts payable
           and accrued liabilities                                      37,637               (552,408)
        Increase (decrease) in commissions
           and reinsurance payables                                        921                (17,103)
        Increase (decrease) in premium taxes payable                   107,112                (15,606)
        Increase in current income taxes payable                       454,652                   -
                                                                 -----------------      --------------
    Net cash provided by operating activities                        1,559,998                595,539
                                                                 -----------------      --------------
Investing Activities:
  Purchases of available-for-sale securities                        (1,987,090)            (1,005,900)
  Purchases of held-to-maturity securities                            (600,000)               -
  Proceeds from sales of available-for-sale securities                 551,706              1,513,376
  Proceeds from sales of held-to-maturity securities                    10,000                 15,000
  Purchases of property                                               (103,778)              (127,637)
  Proceeds from sales of property                                       19,780                 15,316
                                                                   -----------------      --------------
    Net cash (used in) provided by investing activities             (2,109,382)               410,155
                                                                   -----------------      --------------
Financing Activities:
  Repurchases of common stock, net                                     (68,441)            (1,844,223)
  Exercise of options                                                   20,381                  7,580
  Dividends paid                                                       (85,672)               (85,672)
                                                                   -----------------      --------------
    Net cash used in investing activities                             (133,732)            (1,922,315)
                                                                   -----------------      --------------
Net Decrease in Cash and Cash Equivalents                             (683,116)              (916,621)
Cash and Cash Equivalents, Beginning of Year                         7,850,991              7,554,297
                                                                   -----------------      --------------
Cash and Cash Equivalents, End of Period                          $  7,167,875          $   6,637,676
                                                                   =================      ==============
Supplemental Disclosures:
Cash Paid During the Year for:
    Income Taxes                                                  $    191,054          $       4,298
                                                                   =================      ==============


Noncash Financing Activities:
Accrued bonuses totaling $43,798 and $101,244 were paid for the three months ended March 31, 2001 and 2000 respectively, by issuance of the Company's common stock.

See notes to consolidated financial statements.

                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)
Note 1 - Basis of Presentation
      The consolidated financial statements include Investors Title Company and its subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America.

      In the opinion of management all necessary adjustments have been reflected for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements. All such adjustments are of a normal recurring nature.

      Reference should be made to the "Notes to Consolidated Financial Statements" of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 for a description of accounting policies.

Note 2 - Reserves for Claims
      Transactions in the reserves for claims for the three months ended March 31, 2001 were as follows:
          Balance, beginning of year                         $  17,944,665
          Provision, charged to operations                       1,410,645
          Recoveries                                               279,064
          Payments of claims                                    (1,014,709)
                                                                -----------
          Balance, September 30, 2000                        $  18,619,665
                                                               ============

      In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 3 - Comprehensive Income
      Total comprehensive income for the three months ended March 31, 2001 and 2000 was $870,940 and $868,544, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share
      Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 42,549 and 2,974 for the three months ended March 31, 2001 and 2000, respectively. Options to purchase 279,080 and 93,610 shares of common stock were outstanding for the three months ended March 31, 2001 and 2000, respectively. Of the total options outstanding, 56,626 and 72,210 options were not included in the computation of diluted EPS for the three months ended March 31, 2001 and 2000, respectively because the options' exercise prices were greater than the average market price of the common shares.

Note 5 - Segment Information
                                               Income
Three Months           Operating               Before
Ended                  Revenues             Income Taxes             Assets
------------------------------------------------------------------------------
------------------------------------------------------------------------------
March 31, 2001
------------------------------------------------------------------------------
Title Insurance      $12,150,777             $  978,625           $57,052,468
Exchange Services        260,946                172,955               325,461
All Other                177,529                 26,544             3,897,936
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                     $12,589,252            $ 1,178,124           $61,275,865
------------------------------------------------------------------------------
------------------------------------------------------------------------------
March 31, 2000
------------------------------------------------------------------------------
Title Insurance      $ 9,069,673             $  396,275           $50,215,229
Exchange Services        169,497                118,599               287,288
All Other                 87,063                 64,333             3,146,978
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                     $ 9,326,233             $  579,207           $53,649,495
------------------------------------------------------------------------------


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations
           --------------------------------------------------------------
           The 2000 Form 10-K and the 2000 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

           Results of Operations:
           ---------------------
           For the quarter ended March 31, 2001, net premiums written increased 37% to $11,437,725, investment income increased 16% to $685,877, revenues increased 35% to $12,589,252 and net income increased 61% to $840,124, all compared with the same quarter in 2000. Net income per basic and diluted common share increased 65% and 60%, respectively to $.33 and $.32, respectively as compared with the year ago period. For the quarter ended March 31, 2001, the title insurance segment's revenues increased 34% versus the first three months of 2000, while the exchange services segment's revenues increased 54% for the three months ended March 31, 2001 compared with the same quarter in 2000.

           Stimulated by the decline in mortgage interest rates at the end of last year, mortgage refinancing picked up significantly in the first quarter of 2001. This contributed substantially to the increase in our premiums written. We also experienced continued growth in revenue from premiums generated in new operating territories. According to the Freddie Mac Weekly Mortgage Rate Survey, the monthly average 30-year fixed mortgage interest rates decreased to 7.01 % for the quarter ended March 31, 2001 compared with 8.26% for the quarter ended March 31, 2000. The volume of business increased in the first quarter of 2001 as the number of policies and commitments issued rose to 58,796, an increase of 24.5% compared with 47,228 in the same period in 2000.

           Branch net premiums written as a percentage of total net premiums written were 38% and 43% for the three months ended March 31, 2001 and 2000, respectively. Net premiums written from branch operations increased 20% and decreased 30% for the three months ended March 31, 2001 and 2000, respectively, as compared with the same period in the prior year.

           Agency net premiums written as a percentage of total net premiums written were 62% and 57% for the three months ended March 31, 2001 and 2000, respectively. Agency net premiums increased 49% and decreased 14% for the three months ended March 31, 2001 and 2000, respectively, as compared with the same period in the prior year.

           Shown below is a schedule of premiums written for the three months ended March 31, 2001 and 2000 in all states where the Company's two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

                                            2001                       2000
                                            ----                       ----
                Georgia               $    44,237                 $   68,917
                Indiana                     1,553                    112,184
                Maryland                  186,572                    139,672
                Michigan                2,182,765                  1,452,644
                Minnesota                 444,314                    141,783
                Mississippi                 5,778                      5,541
                Nebraska                  267,112                    316,913
                New York                  649,551                     72,621
                North Carolina          4,301,891                  3,576,796
                Ohio                        4,470                          -
                Pennsylvania              627,132                    131,750
                South Carolina            807,680                    770,103
                Tennessee                 447,704                    244,553
                Virginia                1,287,536                  1,132,474
                West Virginia             241,468                    262,846
                Wisconsin                     921                      3,942
                                      -----------                 ----------
                   Direct Premiums     11,500,684                  8,432,739
                Reinsurance Assumed           561                     10,568
                Reinsurance Ceded         (63,520)                   (73,169)
                                      -----------                 ----------
                   Net Premiums       $11,437,725                 $8,370,138
                                      ===========                 ==========


           Total operating expenses increased 30% for the three-month period ended March 31, 2001 compared with the same period in 2000. This increase was due primarily to an increase in commission expense as a result of increased business from agent sources. Certain operating expenses increased due to continued ongoing investments in technology and costs associated with entering and supporting new markets.

           The provision for claims as a percentage of net premiums written was 12% for the three months ended March 31, 2001 versus 15% for the same period in 2000. The decrease in the percentage of the provision for claims to net premiums written is primarily the result of a decrease in claims payments (net of recoveries) in 2001 compared with 2000.

           The provision for income taxes was 29% of income before income taxes for the three months ended March 31, 2001 versus 10% for the same period in 2000. The increase in the tax provision was primarily due to a lower mix of tax-exempt investment income to taxable income in 2001 compared with 2000.

           Liquidity and Capital Resources:
           -------------------------------
           Net cash provided by operating activities for the three months ended March 31, 2001, amounted to $1,559,998 compared with $595,539 for the same three-month period during 2000. The increase is primarily the result of an increase in net income, an increase in accounts payable and accrued liabilities, a decrease in payments of claims (net of recoveries), an increase in current income taxes payable, partially offset by an increase in receivables and other assets.

           On May 11, 1999, the Board of Directors approved the repurchase of 200,000 shares of the Company's common stock. Pursuant to this approval, the Company has repurchased 181,965 shares at an average price of $12.28 per share as of March 31, 2001 including 7,731 shares purchased at an average price of $14.52 during the quarter ended March 31, 2001.

           On May 9, 2000, the Board of Directors approved the repurchase of an additional 500,000 shares of the Company's common stock. As of May 11, 2001, no shares have been repurchased pursuant to this approval.

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

           Safe Harbor Statement
           ---------------------
           Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (1) that the demand for title insurance will vary with factors beyond the control of the Company such as changes in mortgage interest rates, availability of mortgage funds, level of real estate activity, cost of real estate, consumer confidence, supply and demand for real estate, inflation and general economic conditions; (2) that losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; (3) that unanticipated adverse changes in securities markets could result in material losses on investments made by the Company; and (4) the dependence of the Company on key management personnel the loss of whom could have a material adverse effect on the Company's business. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           The Company's market risk exposure has not changed materially from the exposure as disclosed in the Company's 2000 Annual Report on Form 10-K.


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Reports on Form 8-K
           There were no reports filed on Form 8-K for this quarter.

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

Dated: May 11, 2001