Form 10-Q
period 2001-06-30
INVESTORS TITLE CO
filed 2001-08-14
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2001
                                ----------------
                     OR

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
 (State of Incorporation)                  (I.R.S. Employer Identification No.)



121 North Columbia Street, Chapel Hill, North Carolina 27514
-------------------------------------------------------------
 (Address of Principal Executive Offices)           (Zip Code)

                              (919) 968-2200
                              --------------
              (Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes X         No
                           ---
Shares outstanding of each of the issuer's classes of common stock as of June 30, 2001:

     Common Stock, no par value              2,559,358
     --------------------------              ---------
     Class                                   Shares Outstanding

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES


                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

    Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000...3

    Consolidated Statements of Income:
         Three and Six Months Ended June 30, 2001 and 2000..................4

    Consolidated Statements of Cash Flows:
         Six Months Ended June 30, 2001 and 2000............................5

    Notes to Consolidated Financial Statements..............................6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......11


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............11

Item 6.  Exhibits and Reports on Form 8-K................................. 12


SIGNATURES.................................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
------------------------------

                          Investors Title Company and Subsidiaries
                                 Consolidated Balance Sheets
                          As of June 30, 2001 and December 31, 2000
                                         (Unaudited)

                                                                                   June 30, 2001        December 31, 2000
                                                                                 -----------------   ---------------------

Assets

  Cash and cash equivalents                                                       $      5,483,874    $       7,850,991

  Investments in securities:
     Fixed maturities:
       Held-to-maturity, at amortized cost                                               4,965,899            4,375,127
       Available-for-sale, at fair value                                                36,371,007           31,710,705
     Equity securities, at fair value                                                    4,761,998            4,970,069
                                                                                  -----------------  -------------------
        Total investments                                                               46,098,904           41,055,901

  Premiums receivable (less allowance for doubtful accounts:                             5,839,088            3,023,304
     2001 and 2000: $725,0000)                                                             644,275              616,652
  Accrued interest and dividends                                                           679,891            1,091,416
  Prepaid expenses and other assets                                                        294,510              204,117
  Property acquired in settlement of claims                                              4,800,666            5,496,626
  Property, net                                                                            436,909                    -
  Deferred income tax asset, net                                                  -----------------  -------------------

                                                                                   $    64,278,117    $      59,339,007
  Total Assets                                                                    =================  ===================


Liabilities and Stockholders' Equity
Liabilities:

  Reserves for claims (Note 2)                                                     $    19,704,665   $       17,944,665
  Accounts payable and accrued liabilities                                               2,677,663            1,918,034
  Commissions and reinsurance payables                                                     253,397              222,748
  Premium taxes payable                                                                    126,742                    -
  Current income taxes payable                                                             317,021               24,069
  Deferred income taxes, net                                                                     -               39,842
                                                                                   -----------------   ------------------
      Total liabilities                                                                 23,079,488           20,149,358
                                                                                   -----------------   ------------------
Stockholders' Equity:
  Common stock-no par value (shares authorized 6,000,000;
  2,855,744 and 2,855,744 shares issued; and 2,559,358 and
  2,566,859 shares outstanding 2001 and 2000, respectively)                                      1                    1
  Retained earnings                                                                     39,016,718           37,021,270
  Accumulated other comprehensive income (net unrealized gain on investments)
    (net of deferred taxes: 2001: $1,124,585; 2000: $1,117,615) (Note 3)                 2,181,910            2,168,378
                                                                                   -----------------  -------------------
      Total stockholders' equity                                                        41,198,629           39,189,649
                                                                                   -----------------  -------------------

  Total Liabilities and Stockholders' Equity                                       $    64,278,117    $      59,339,007
                                                                                   =================  ===================

See notes to consolidated financial statements.

                          Investors Title Company and Subsidiaries
                              Consolidated Statements of Income
                                   June 30, 2001 and 2000
                                         (Unaudited)

                                                                       For The Three                       For The Six
                                                                       Months Ended                        Months Ended

                                                                        June 30                             June 30
                                                           --------------------------------     -----------------------------------
                                                           -------------      -------------      ----------------     -------------
                                                               2001                 2000               2001               2000
                                                           -------------      -------------      ----------------     -------------
Revenues:
    Underwriting income:
       Premiums written                                  $  14,945,732       $   10,173,816     $    26,446,977     $    18,617,123
       Less-premiums for reinsurance ceded                      78,455              108,784             141,975             181,953
                                                          ---------------       --------------    ---------------     --------------
           Net premiums written                             14,867,277           10,065,032          26,305,002          18,435,170
     Investment income-interest and dividends                  672,054              576,317           1,357,931           1,168,108
     Net realized gain (loss)on sales of investments              (152)              21,899               2,053              84,766
     Other                                                     436,328              374,233             899,773             675,670
                                                          ---------------       --------------    ---------------     --------------
         Total                                              15,975,507           11,037,481          28,564,759          20,363,714
                                                          ---------------       --------------    ---------------     --------------

Operating Expenses:

      Commissions to agents                                  6,759,993            4,032,464          12,080,211           7,410,335
      Provision for claims (Note 2)                          1,941,190            1,822,322           3,351,835           3,067,126
      Salaries and employee benefits                         2,639,860            2,384,751           5,102,689           4,873,080
      Office occupancy and operations                        1,376,457              872,449           2,593,651           1,780,913
      Business development                                     542,186              399,660             873,459             662,216
      Taxes, other than payroll and income                      92,028              128,475             152,872             181,936
      Premium and retaliatory taxes                            286,500              192,113             572,677             403,737
      Professional fees                                        217,967              259,402             440,346             431,093
      Other                                                     53,980                8,180             153,549              36,406
                                                          ---------------       --------------    ---------------     --------------
         Total                                              13,910,161           10,099,816          25,321,289          18,846,842
                                                          ---------------       --------------    ---------------     --------------
Income Before Income Taxes                                   2,065,346              937,665           3,243,470           1,516,872
Provision For Income Taxes                                     620,800              202,906             958,800             260,506
                                                          ---------------       --------------    ---------------     --------------
Net Income                                               $   1,444,546       $      734,759     $     2,284,670     $     1,256,366
                                                          ===============       ==============    ===============     ==============

Basic Earnings per Common Share (Note 4)                 $        0.56       $         0.28     $          0.89     $          0.48
                                                          ===============       ==============    ===============     ==============

Weighted Average Shares Outstanding-Basic (Note 4)           2,562,467            2,587,075           2,564,695           2,615,159
                                                          ===============       ==============    ===============     ==============
Diluted Earnings per Common Share (Note 4)               $        0.56       $         0.28     $          0.88     $          0.48
                                                          ===============       ==============    ===============     ==============

Weighted Average Shares Outstanding-Diluted (Note 4)         2,602,006            2,588,244           2,605,812           2,619,077
                                                          ===============       ==============    ===============     ==============

Dividends Paid                                           $      85,673       $       85,673     $       171,345     $       171,345
                                                          ===============       ==============    ===============     ==============

Dividends per Share                                      $        0.03       $         0.03     $          0.06     $          0.06
                                                          ===============       ==============    ===============     ==============


See notes to consolidated financial statements.

                          Investors Title Company and Subsidiaries
                            Consolidated Statements of Cash Flows
                       For the Six Months Ended June 30, 2001 and 2000
                                         (Unaudited)

                                                                  2001                  2000
                                                              ---------------     -------------

Operating Activities:
Net income                                                    $    2,284,670      $  1,256,366
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                 884,611           382,052
        Amortization, net                                              1,743               785
        Net gain on disposals of property                             (9,872)           (4,355)
        Net realized gain on sales of investments                     (2,053)          (84,766)
        Provision (benefit) for deferred income taxes               (483,721)           10,400
        Provision for claims                                       3,351,835         3,067,126
        Payments of claims, net of recoveries                     (1,591,835)       (2,622,126)
  Changes in assets and liabilities:
        Increase in receivables and other assets                  (2,522,275)          (73,957)
        Increase (decrease) in accounts payable
           and accrued liabilities                                   759,629          (476,003)
        Increase in commissions and reinsurance payables              30,649             4,376
        Increase (decrease)in premium taxes payable                  126,742          (144,103)
        Increase in current income taxes payable                     292,952         1,295,312
                                                              ----------------    ---------------
    Net cash provided by operating activities                      3,123,075         2,611,107
                                                              ----------------    ---------------

Investing Activities:

  Purchases of available-for-sale securities                      (5,259,412)       (1,058,856)
  Purchases of held-to-maturity securities                          (600,000)                -
  Proceeds from sales of available-for-sale securities               827,221         1,628,458
  Proceeds from sales of held-to-maturity securities                  10,000           182,000
  Purchases of property                                             (219,499)         (290,549)
  Proceeds from sales of property                                     40,720            24,429
                                                               ---------------     --------------
    Net cash (used in) provided by investing activities           (5,200,970)          485,482
                                                               ---------------     --------------

Financing Activities:

  Repurchases of common stock, net                                  (138,258)       (1,867,451)
  Exercise of options                                                 20,381             7,580
  Dividends paid                                                    (171,345)         (171,345)
                                                               ---------------     --------------
    Net cash used in investing activities                           (289,222)       (2,031,216)
                                                               ---------------     --------------

Net Increase (Decrease)in Cash and Cash Equivalents               (2,367,117)        1,065,373
Cash and Cash Equivalents, Beginning of Year                       7,850,991         7,554,297
                                                               ---------------     --------------
Cash and Cash Equivalents, End of Period                       $   5,483,874       $ 8,619,670
                                                               ===============     ==============

Supplemental Disclosures:
Cash Paid During the Year for:
    Income Taxes                                               $   1,159,754       $    26,210
                                                               ===============     ==============

Noncash Financing Activites:

Bonuses and fees totaling $48,809 and $116,848 were paid for the six months ended June 30, 2001 and 2000, respectively, by issuance of the Company's common stock.

See notes to consolidated financial statements.

                            INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

Note 2 - Reserves for Claims
----------------------------

      Transactions in the reserves for claims for the six months ended June 30, 2001 were as follows:

        Balance, beginning of year                         $  17,944,665
        Provision, charged to operations                       3,351,835
        Recoveries                                               513,350
        Payments of claims                                    (2,105,185)
                                                            -------------
        Balance, June 30, 2001                             $  19,704,665
                                                            =============

      In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 3 - Comprehensive Income
-----------------------------
      Total comprehensive income for the three months ended June 30, 2001 and 2000 was $1,427,262 and $681,024, respectively. Total comprehensive income for the six months ended June 30, 2001 and 2000 was $2,298,202 and $1,549,568, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share
----------------------------------
      Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 39,539 and 1,169 for the three months ended June 30, 2001 and 2000, respectively, and 41,117 and 3,918 for the six months ended June 30, 2001 and 2000, respectively. Of the total options outstanding, 82,821 and 132,060 options were not included in the computation of diluted EPS for the three months ended June 30, 2001 and 2000, respectively; and 57,626 and 71,560 options were not included in the computation of diluted EPS for the six months ended June 30, 2001 and 2000, respectively, because the options' exercise prices were greater than the average market price of the common shares.

      Subsequent to June 30, 2001, the Company repurchased 5,100 common shares at a price of $14.80 per share under a stock repurchase program.


Note 5 - Segment Information
-----------------------------

                                                             Income
Three Months                         Operating               Before
Ended                                Revenues             Income Taxes             Assets
--------------------------------------------------------------------------------------------------
June 30, 2001
--------------------------------------------------------------------------------------------------
Title Insurance                          $15,559,276            $ 1,879,192           $59,967,759
Exchange Services                            240,204                121,848               501,273
All Other                                    176,027                 64,306             3,809,085
--------------------------------------------------------------------------------------------------
                                         $15,975,507            $ 2,065,346           $64,278,117
--------------------------------------------------------------------------------------------------
June 30, 2000
--------------------------------------------------------------------------------------------------
Title Insurance                          $10,722,602            $   806,288           $51,344,014
Exchange Services                            223,742                166,648               311,713
All Other                                     91,137                (35,271)            3,561,819
--------------------------------------------------------------------------------------------------
                                         $11,037,481            $   937,665           $55,217,546
--------------------------------------------------------------------------------------------------

                                                             Income
Six Months                           Operating               Before
Ended                                Revenues             Income Taxes             Assets
--------------------------------------------------------------------------------------------------
June 30, 2001
--------------------------------------------------------------------------------------------------
Title Insurance                          $27,710,053            $ 2,857,817           $59,967,759
Exchange Services                            501,150                294,803               501,273
All Other                                    353,556                 90,850             3,809,085
--------------------------------------------------------------------------------------------------
                                         $28,564,759            $ 3,243,470           $64,278,117
--------------------------------------------------------------------------------------------------
June 30, 2000
--------------------------------------------------------------------------------------------------
Title Insurance                          $19,792,275            $ 1,202,563           $51,344,014
Exchange Services                            393,239                285,247               311,713
All Other                                    178,200                 29,062             3,561,819
--------------------------------------------------------------------------------------------------
                                         $20,363,714            $ 1,516,872           $55,217,546
--------------------------------------------------------------------------------------------------

Item  2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.
           ------------------------------------------------------------
           The 2000 Form 10-K and the 2000 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

           Results of Operations:
           ----------------------
           For the quarter ended June 30, 2001, net premiums written increased 48% to $14,867,277, investment income increased 17% to $672,054, revenues increased 45% to $15,975,507 and net income increased 97% to $1,444,546, all compared with the same quarter in 2000. Net income per basic and diluted common share increased 100% to $.56 as compared with the year ago period. For the quarter ended June 30, 2001, the title insurance segment's revenues increased 45% versus the second quarter of 2000, while the exchange services segment's revenues increased 7% for the three months ended June 30, 2001 compared with the prior year quarter.

           For the six months ended June 30, 2001, net premiums written increased 43% to $26,305,002, investment income increased 16% to $1,357,931, revenues increased 40% to $28,564,759 and net income increased 82% to $2,284,670, all compared with the same period in 2000. Net income per basic and diluted common share increased 85% and 83%, respectively, to $.89 and $.88, respectively, as compared with the year ago period. For the six months ended June 30, 2001, the title insurance segment's revenues increased 40% versus the same period in 2000, while the exchange services segment's revenues increased 27% for the six months ended June 30, 2001, compared with the same period in 2000.

           The increase in premiums reflects success in our marketing efforts and ongoing strength in mortgage lending. Home sales remained robust during the six-month period, and the accelerated pace of mortgage refinancing which began in the first quarter carried through the first six months of the year. According to the Freddie Mac Weekly Mortgage Rate Survey, the monthly average 30-year fixed mortgage interest rates decreased to 7.07% for the six months ended June 30, 2001, compared with 8.26% for the six months ended June 30, 2000.
           The volume of business increased in the second quarter of 2001 as the number of policies and commitments issued rose to 74,859, an increase of 42.9% compared with 52,374 in the same period in 2000. Policies and commitments issued for the six months ended June 30, 2001 were 133,655 compared with 99,602 in 2000, an increase of 34.2%.

           Branch net premiums written as a percentage of total net premiums written were 39% and 43% for the three months ended June 30, 2001 and 2000, respectively, and 38% and 43% for the six months ended June 30, 2001 and 2000, respectively. Net premiums written from branch operations increased 33% and decreased 22% for the three months ended June 30, 2001 and 2000, respectively, as compared with the same periods in the prior year. For the six months ended June 30, 2001 and 2000, net premiums written from branch operations increased 27% and decreased 26%, respectively, as compared with the same prior year periods.

           Agency net premiums written as a percentage of total net premiums written were 61% and 57% for the three months ended June 30, 2001 and 2000, respectively, and 62% and 57% for the six months ended June 30, 2001 and 2000, respectively. Agency net premiums increased 59% and decreased 16% for the three months ended June 30, 2001 and 2000, respectively, as compared with the same periods in the prior year. For the six months ended June 30, 2001 and 2000, net premiums written from agency operations increased 55% and decreased 15%, respectively, as compared with the same prior year periods.

           Shown below is a schedule of premiums written for the six months ended June 30, 2001 and 2000 in all states where the Company's two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

                                              2001                       2000
                                              ----                       ----
                Georgia                 $    94,171                 $  124,170
                Indiana                       1,446                    243,773
                Maryland                    400,203                    297,741
                Michigan                  5,166,760                  3,165,216
                Minnesota                   726,983                    357,216
                Mississippi                  12,607                     13,727
                Nebraska                    458,816                    617,651
                New York                  1,514,598                    164,799
                North Carolina           10,020,400                  7,944,430
                Ohio                         16,631                          -
                Pennsylvania              1,549,390                    363,203
                South Carolina            1,747,074                  1,733,832
                Tennessee                 1,101,852                    500,641
                Virginia                  3,033,952                  2,453,869
                West Virginia               583,387                    614,663
                Wisconsin                    14,997                      4,938
                                        --------------          ---------------
                   Direct Premiums       26,443,267                 18,599,869
                Reinsurance Assumed           3,710                     17,254
                Reinsurance Ceded          (141,975)                  (181,953)
                                        --------------          ---------------
                   Net Premiums         $26,305,002                $18,435,170
                                        ==============          ===============

           Total operating expenses increased 38% and 34% for the three and six-month periods ended June 30, 2001, compared with the same periods in 2000. This increase was due primarily to an increase in commission expense as a result of increased business from agent sources. The increase was also due to the increase in premium volume, ongoing investments in technology and costs associated with entering and supporting new markets.

           The provision for claims as a percentage of net premiums written was 13% for the three and six months ended June 30, 2001 versus 18% and 17% for the same periods in 2000. The decrease in the percentage of the provision for claims to net premiums written is primarily the result of a decrease in claims payments (net of recoveries) in 2001 compared with 2000.

           The provision for income taxes was 30% of income before income taxes for the three months ended June 30, 2001 versus 22% for the same period in 2000. For the six months ended June 30, 2001 and 2000, the provision for income taxes was 30% and 17% of income before income taxes, respectively. The increase in the tax provision was primarily due to a lower mix of tax-exempt investment income to taxable income in 2001 compared with 2000.

           Liquidity and Capital Resources:
           --------------------------------
           Net cash provided by operating activities for the six months ended June 30, 2001, amounted to $3,123,075, compared with $2,611,107 for the same six-month period during 2000. The increase is primarily the result of an increase in net income, an increase in accounts payable and accrued liabilities, and a decrease in payments of claims (net of recoveries), partially offset by an increase in receivables and other assets and a smaller increase in current income taxes payable compared with the prior year.

           On May 11, 1999, the Board of Directors approved the repurchase of 200,000 shares of the Company's common stock. Pursuant to this approval, the Company has repurchased 187,038 shares at an average price of $12.35 per share as of June 30, 2001, including 12,804 shares purchased at an average price of $14.61 in the six months ended June 30, 2001.

           On May 9, 2000, the Board of Directors approved the repurchase of an additional 500,000 shares of the Company's common stock. As of July 31, 2001, no shares have been repurchased pursuant to this approval.

           On May 16, 2001, the Board of Directors approved the 2001 Stock Option and Restricted Stock Plan. As of July 31, 2001, no options or shares have been issued under this plan.

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

           Safe Harbor Statement
           ---------------------
           Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (1) that the demand for title insurance will vary with factors beyond the control of the Company, such as changes in mortgage interest rates, availability of mortgage funds, level of real estate activity, cost of real estate, consumer confidence, supply and demand for real estate, inflation and general economic conditions; (2) that losses from claims may be greater than anticipated, rendering reserves for possible claims inadequate; (3) that unanticipated adverse changes in securities markets could result in material losses on investments made by the Company; and (4) the dependence of the Company on key management personnel the loss of whom could have a material adverse effect on the Company's business. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.


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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

           (a) Investors Title Company's Annual Meeting of Shareholders was held May 16, 2001.
           (b) No response is required.
           (c) The proposals voted upon and the results of the voting were as follows:

               1.   Election of three Directors for a three-year term.

                                                                                                              Broker
                                                   For         Against      Abstentions      Withheld        Non-votes

              J. Allen Fine                    2,166,148          N/A            N/A           117,906           N/A

              David Francis                    2,178,889          N/A            N/A           105,165           N/A

              A. Scott Parker III              2,178,889          N/A            N/A           105,165           N/A

              2.    Approval of the 2001 Stock Option and Restricted Stock Plan.

                                                                                                              Broker
                                                   For         Against      Abstentions      Withheld        Non-votes

               -                               1,456,475       366,807         66,841            N/A             N/A

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits
           --------
           None

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

Dated: August 14, 2001