Form 10-Q
period 2001-09-30
INVESTORS TITLE CO
filed 2001-11-09
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2001
                                -------------------
                     OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes X         No
                           ---
Shares outstanding of each of the issuer's classes of common stock as of September 30, 2001:

     Common Stock, no par value              2,555,991
     --------------------------              ---------
     Class                                   Shares Outstanding

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES


                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

  Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000...3

  Consolidated Statements of Income:
    Three and Nine Months Ended September 30, 2001 and 2000....................4

  Consolidated Statements of Cash Flows:
    Three and Nine Months Ended September 30, 2001 and 2000....................5

  Notes to Consolidated Financial Statements...................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........11


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................11


SIGNATURES....................................................................12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         ---------------------
                         Investors Title Company and Subsidiaries
                                Consolidated Balance Sheets
                      As of September 30, 2001 and December 31, 2000
                                        (Unaudited)

                                                                           September 30, 2001        December 31, 2000
                                                                         ---------------------     ---------------------

Assets
  Cash and cash equivalents                                                $       5,778,079      $      7,850,991

  Investments in securities:
     Fixed maturities:
       Held-to-maturity, at amortized cost                                         4,966,224             4,375,127
       Available-for-sale, at fair value                                          38,226,166            31,710,705
     Equity securities, at fair value                                              4,517,413             4,970,069
                                                                         --------------------   -------------------
        Total investments                                                         47,709,803            41,055,901

  Premiums receivable (less allowance for doubtful accounts:
                 2001: $850,000 and 2000: $725,000)                                5,964,170             3,023,304
  Accrued interest and dividends                                                     688,341               616,652
  Prepaid expenses and other assets                                                  736,083             1,091,416
  Property acquired in settlement of claims                                          294,510               204,117
  Property, net                                                                    4,650,735             5,496,626
  Deferred income taxes, net                                                         471,565                     -
                                                                         --------------------   -------------------

Total Assets                                                               $      66,293,286      $     59,339,007
                                                                         ====================   ===================

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for claims (Note 2)                                             $      20,764,665      $     17,944,665
  Accounts payable and accrued liabilities                                         1,629,955             1,918,034
  Commissions and reinsurance payables                                               296,428               222,748
  Premium taxes payable                                                              305,034                     -
  Current income taxes payable                                                       341,221                24,069
  Deferred income taxes, net                                                               -                39,842
                                                                         --------------------   -------------------
      Total liabilities                                                           23,337,303            20,149,358
                                                                         --------------------   -------------------

Stockholders' Equity:
  Common stock-no par value (shares authorized 6,000,000;
     2,855,744 and 2,855,744 shares issued; and 2,555,991 and
     2,566,859 shares outstanding 2001 and 2000, respectively)                             1                     1
  Retained earnings                                                               40,480,482            37,021,270
  Accumulated other comprehensive income (net unrealized
     gain on investments) (net of deferred taxes:
     2001: $1,275,830; 2000: $1,117,615) (Note 3)                                  2,475,500             2,168,378
                                                                         --------------------   -------------------
      Total stockholders' equity                                                  42,955,983            39,189,649
                                                                         --------------------   -------------------

Total Liabilities and Stockholders' Equity                                 $      66,293,286      $     59,339,007
                                                                         ====================   ===================

See notes to consolidated financial statements.

                        Investors Title Company and Subsidiaries
                            Consolidated Statements of Income
                               September 30, 2001 and 2000
                                       (Unaudited)

                                                                      For The Three                        For The Nine
                                                                       Months Ended                        Months Ended
                                                                       September 30                        September 30
                                                           --------------------------------    --------------------------------
                                                               2001               2000             2001               2000
                                                           -------------      -------------    --------------     -------------
Revenues:
    Underwriting income:
       Premiums written                                  $   14,849,202     $   10,168,696   $    41,296,179    $   28,785,819
       Less-premiums for reinsurance ceded                      119,168             65,878           261,143           247,831
                                                           -------------      -------------    --------------     -------------
          Net premiums written                               14,730,034         10,102,818        41,035,036        28,537,988
     Investment income-interest and dividends                   661,803            624,205         2,019,734         1,792,313
     Net realized gain (loss) on sales of investments                 -             (7,456)            2,053            77,310
     Other                                                      529,310            587,274         1,429,083         1,262,944
                                                           -------------      -------------    --------------     -------------
          Total                                              15,921,147         11,306,841        44,485,906        31,670,555
                                                           -------------      -------------    --------------     -------------

Operating Expenses:
     Commissions to agents                                    6,762,756          4,169,207        18,842,967        11,579,542
     Provision for claims (Note 2)                            1,765,253          1,488,111         5,117,088         4,555,237
     Salaries and employee benefits                           2,920,136          2,332,667         8,022,825         7,205,747
     Office occupancy and operations                          1,048,337            864,881         3,641,988         2,645,794
     Business development                                       404,131            354,653         1,277,590         1,016,869
     Taxes, other than payroll and income                        31,386             89,206           184,258           271,142
     Premium and retaliatory taxes                              285,708            176,244           858,385           579,981
     Professional fees                                          158,078            163,845           598,424           594,938
     Other                                                      162,818             62,316           316,367            98,722
                                                           -------------      -------------    --------------     -------------
          Total                                              13,538,603          9,701,130        38,859,892        28,547,972
                                                           -------------      -------------    --------------     -------------

Income Before Income Taxes                                    2,382,544          1,605,711         5,626,014         3,122,583
Provision For Income Taxes                                      778,100            460,227         1,736,900           720,733
                                                           -------------      -------------    --------------     -------------

Net Income                                               $    1,604,444     $    1,145,484   $     3,889,114    $    2,401,850
                                                           =============      =============    ==============     =============

Basic Earnings per Common Share (Note 4)                 $         0.63     $         0.44   $          1.52    $         0.92
                                                           =============      =============    ==============     =============

Weighted Average Shares Outstanding-Basic (Note 4)            2,555,778          2,580,062         2,561,721         2,603,458
                                                           =============      =============    ==============     =============

Diluted Earnings per Common Share (Note 4)               $         0.61     $         0.44   $          1.49    $         0.92
                                                           =============      =============    ==============     =============

Weighted Average Shares Outstanding-Diluted (Note 4)          2,611,806          2,583,113         2,607,741         2,608,166
                                                           =============      =============    ==============     =============

Dividends Paid                                           $       85,672     $       85,672   $       257,017    $      257,017
                                                           =============      =============    ==============     =============

Dividends per Share                                      $         0.03     $         0.03   $          0.09    $         0.09
                                                           =============      =============    ==============     =============


See notes to consolidated financial statements.

                        Investors Title Company and Subsidiaries
                          Consolidated Statements of Cash Flows
                    For the Nine Months Ended September 30, 2001 and 2000
                                       (Unaudited)

                                                                          2001                     2000
                                                                      -------------            ------------
Operating Activities:
Net income                                                             $ 3,889,114             $ 2,401,850
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                     1,148,316                 580,783
        Amortization (accretion), net                                        5,408                  (1,421)
        Provision (benefit) for losses on premiums receivable              125,000                 (50,000)
        Net gain on disposals of property                                  (21,248)                 (4,355)
        Net realized gain on sales of investments                           (2,053)                (77,310)
        Provision (benefit) for deferred income taxes                     (669,622)                 94,800
        Provision for claims                                             5,117,088               4,555,237
        Payments of claims, net of recoveries                           (2,297,088)             (3,150,237)
  Changes in assets and liabilities:
       (Increase) decrease in receivables and other assets              (2,908,444)                356,637
        Decrease in accounts payable and accrued liabilities              (288,079)               (344,651)
        Increase (decrease) in commissions and reinsurance payables         73,680                 (15,605)
        Increase (decrease) in premium taxes payable                       340,863                (185,624)
        Increase in current income taxes payable                           317,152               1,131,789
                                                                   ----------------         ---------------
    Net cash provided by operating activities                            4,830,087               5,291,893
                                                                   ----------------         ---------------
Investing Activities:
  Purchases of available-for-sale securities                            (7,184,820)             (2,827,132)
  Purchases of held-to-maturity securities                                (600,000)                      -
  Proceeds from sales of available-for-sale securities                   1,582,900               2,834,038
  Proceeds from sales of held-to-maturity securities                        10,000                 192,000
  Purchases of property                                                   (339,280)               (372,977)
  Proceeds from sales of property                                           58,103                  24,429
                                                                   ----------------         ---------------
    Net cash used in investing activities                               (6,473,097)               (149,642)
                                                                   ----------------         ---------------
Financing Activities:
  Repurchases of common stock, net                                        (206,047)             (1,995,005)
  Exercise of options                                                       33,162                  15,830
  Dividends paid                                                          (257,017)               (257,017)
                                                                   ----------------         --------------
    Net cash used in investing activities                                 (429,902)             (2,236,192)
                                                                   ----------------         ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (2,072,912)              2,906,059
Cash and Cash Equivalents, Beginning of Year                             7,850,991               7,554,297
                                                                   ---------------          ---------------
Cash and Cash Equivalents, End of Period                               $ 5,778,079            $ 10,460,356
                                                                   ===============          ===============
Supplemental Disclosures:
Cash Paid During the Year for:
    Income Taxes, net of refunds                                       $ 2,097,721               $ 571,756
                                                                   ================         ===============

Noncash Financing Activities:
Bonuses and fees totaling $56,155 and $121,851 were paid for the nine months ended September 30, 2001 and 2000, respectively, by issuance of the Company's common stock.

See notes to consolidated financial statements.

                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)


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

Note 2 - Reserves for Claims
----------------------------
      Transactions in the reserves for claims for the nine months ended September 30, 2001 were as follows:

           Balance, beginning of year                         $  17,944,665
           Provision, charged to operations                       5,117,088
           Recoveries                                               739,566
           Payments of claims                                    (3,036,654)
                                                                -----------
           Balance, September 30, 2001                         $ 20,764,665
                                                               ============

      In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 3 - Comprehensive Income
-----------------------------
      Total comprehensive income for the three months ended September 30, 2001 and 2000 was $1,898,034 and $1,505,391, respectively. Total comprehensive income for the nine months ended September 30, 2001 and 2000 was $4,196,236 and $3,054,959, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share
----------------------------------
      Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 56,028 and 3,051 for the three months ended September 30, 2001 and 2000, respectively and 46,020 and 4,708 for the nine months ended September 30, 2001 and 2000, respectively. Options to purchase 55,626 and 207,110 shares of common stock were outstanding for the three months ended September 30, 2001 and 2000, respectively and 57,626 and 188,360 for the nine months ended September 30, 2001 and 2000, respectively but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

Note 5 - Segment Information
-----------------------------
                                               Income
Three Months           Operating               Before
Ended                  Revenues             Income Taxes             Assets
-------------------------------------------------------------------------------
September 30, 2001
-------------------------------------------------------------------------------
Title Insurance       $15,469,347            $ 2,165,734           $61,865,185
Exchange Services         245,962                138,651               312,777
All Other                 205,838                 78,159             4,115,324
-------------------------------------------------------------------------------
                      $15,921,147            $ 2,382,544           $66,293,286
-------------------------------------------------------------------------------
September 30, 2000
-------------------------------------------------------------------------------
Title Insurance       $10,746,247            $ 1,242,599           $53,641,906
Exchange Services         266,175                210,908               389,804
All Other                 294,419                152,204             3,394,098
-------------------------------------------------------------------------------
                      $11,306,841            $ 1,605,711           $57,425,808
-------------------------------------------------------------------------------
                                               Income
Nine Months            Operating               Before
Ended                  Revenues             Income Taxes             Assets
-------------------------------------------------------------------------------
September 30, 2001
-------------------------------------------------------------------------------
Title Insurance       $43,179,400            $ 5,023,551           $61,865,185
Exchange Services         747,112                433,454               312,777
All Other                 559,394                169,009             4,115,324
-------------------------------------------------------------------------------
                      $44,485,906            $ 5,626,014           $66,293,286
-------------------------------------------------------------------------------
September 30, 2000
-------------------------------------------------------------------------------
Title Insurance       $30,538,522            $ 2,445,162           $53,641,906
Exchange Services         659,414                496,155               389,804
All Other                 472,619                181,266             3,394,098
-------------------------------------------------------------------------------
                      $31,670,555            $ 3,122,583           $57,425,808
-------------------------------------------------------------------------------

Item 2.    Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations
           -------------------------
           The 2000 Form 10-K and the 2000 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

           Results of Operations:
           ---------------------
           For the quarter ended September 30, 2001, net premiums written increased 46% to $14,730,034, investment income increased 6% to $661,803, revenues increased 41% to $15,921,147 and net income increased 40% to $1,604,444, all compared with the same quarter in 2000. Net income per basic and diluted common share increased 43% and 39% to $.63 and $.61, respectively, as compared with the year ago period. For the quarter ended September 30, 2001, the title insurance segment's revenues increased 44% versus the third quarter of 2000, while the exchange services segment's revenues decreased 8% for the three months ended September 30, 2001 compared with the prior year quarter.

           For the nine months ended September 30, 2001, net premiums written increased 44% to $41,035,036, investment income increased 13% to $2,019,734, revenues increased 40% to $44,485,906, net income increased 62% to $3,889,114, and net income per basic and diluted common share increased 65% and 62% to $1.52 and $1.49, respectively, as compared with the same period in 2000. For the nine months ended September 30, 2001, the title insurance segment's revenues increased 41% versus the same period in 2000, while the exchange services segment's revenues increased 13% for the nine months ended September 30, 2001 compared with the same period in 2000.

           Mortgage lending and sales of existing homes, which are primary drivers of title insurance premiums, remained strong despite weakness in the economy. Declining mortgage interest rates spurred higher levels of mortgage refinancing, which was also a significant driver of our revenue. According to the Freddie Mac Weekly Mortgage Rate Survey, the monthly average 30-year fixed mortgage interest rates decreased to 7.04% for the nine months ended September 30, 2001 compared with 8.20% for the nine months ended September 30, 2000. The volume of business increased in the third quarter of 2001 as the number of policies and commitments issued rose to 82,322, an increase of 59% compared with 51,861 in the same period in 2000. Policies and commitments issued for the nine months ended September 30, 2001 were 215,663 compared with 151,498 in 2000, an increase of 42%.

           Branch net premiums written as a percentage of total net premiums written were 38% and 41% for the three months ended September 30, 2001 and 2000, respectively, and 38% and 43% for the nine months ended September 30, 2001 and 2000, respectively. Net premiums written from branch operations increased 34% and decreased 17% for the three months ended September 30, 2001 and 2000, respectively, as compared with the same periods in the prior year. For the nine months ended September 30, 2001 and 2000, net premiums written from branch operations increased 29% and decreased 23%, respectively, as compared with the same prior year periods.

           Agency net premiums written as a percentage of total net premiums written were 62% and 59% for the three months ended September 30, 2001 and 2000, respectively, and 62% and 57% for the nine months ended September 30, 2001 and 2000, respectively. Agency net premiums increased 54% and decreased 5% for the three months ended September 30, 2001 and 2000, respectively, as compared with the same periods in the prior year. For the nine months ended September 30, 2001 and 2000, net premiums written from agency operations increased 54% and decreased 11%, respectively, as compared with the same prior year periods.

           Shown below is a schedule of premiums written for the nine months ended September 30, 2001 and 2000 in all states where the Company's two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

                                            2001                     2000
                                            ----                     ----
             Alabama                  $       632             $         -
             Georgia                      218,410                 175,662
             Indiana                        1,452                 369,691
             Iowa                           3,788                       -
             Maryland                     680,890                 396,796
             Michigan                   7,812,916               4,937,780
             Minnesota                  1,069,902                 605,537
             Mississippi                   20,103                  30,609
             Nebraska                     710,497                 856,611
             New York                   2,411,705                 407,239
             North Carolina            15,644,222              12,077,523
             Ohio                          30,736                   1,513
             Pennsylvania               2,309,698                 667,236
             South Carolina             2,940,957               2,916,553
             Tennessee                  1,699,465                 814,941
             Virginia                   4,820,625               3,589,110
             West Virginia                886,986                 908,323
             Wisconsin                     22,783                   5,638
                                   ---------------          --------------
                Direct Premiums        41,285,767              28,760,762
             Reinsurance Assumed           10,412                  25,057
             Reinsurance Ceded           (261,143)               (247,831)
                                   ---------------          --------------
                Net Premiums          $41,035,036             $28,537,988
                                   ===============          ==============

           Total operating expenses increased 40% and 36% for the three and nine-month periods ended September 30, 2001 compared with the same periods in 2000. This increase was due primarily to the increase in premium volume.
                                       9

           The provision for claims as a percentage of net premiums written was 12% for the three and nine months ended September 30, 2001, versus 15% and 16% for the same periods in 2000. The decrease in the percentage of the provision for claims to net premiums written is primarily the result of a decrease in claims payments (net of recoveries) in 2001 compared with 2000.

           The provision for income taxes was 33% of income before income taxes for the three months ended September 30, 2001 versus 29% for the same period in 2000. For the nine months ended September 30, 2001 and 2000, the provision for income taxes was 31% and 23% of income before income taxes, respectively. The increase in the tax provision was primarily due to a lower mix of tax-exempt investment income to total income before taxes in 2001 compared with 2000.


           Liquidity and Capital Resources:
           --------------------------------
           Net cash provided by operating activities for the nine months ended September 30, 2001, amounted to $4,830,087 compared with $5,291,893 for the same nine-month period during 2000. The decrease is primarily the result of an increase in receivables and other assets, offset by an increase in net income, a net increase in liabilities and a net increase in noncash adjustments to reconcile net income to net cash.

           On May 11, 1999, the Board of Directors approved the repurchase of 200,000 shares of the Company's common stock. Pursuant to this approval, the Company has repurchased 192,148 shares at an average price of $12.41 per share as of September 30, 2001, including 17,914 shares purchased at an average price of $14.66 in the nine months ended September 30, 2001.

           On May 9, 2000, the Board of Directors approved the repurchase of an additional 500,000 shares of the Company's common stock. As of October 24, 2001, no shares have been repurchased pursuant to this approval.

           On May 16, 2001, the Board of Directors approved the 2001 Stock Option and Restricted Stock Plan. As of October 24, 2001, no options or shares have been issued under this plan.

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


PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)   Exhibits
                 --------
                 None.
           (b)   Reports on Form 8-K
                 -------------------
                 There were no reports filed on Form 8-K for this quarter.

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

Dated: November 9, 2001