Form 10-K
period 2001-12-31
INVESTORS TITLE CO
filed 2002-03-29
CIK 720858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 2001

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the transition period from _________ to ________.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ___

On February 28, 2002 the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $36,140,398.

On February 28, 2002 the number of common shares outstanding was 2,516,298.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Documents                                                                 Form 10-K Reference
      ----------                                                                --------------------
      Portions of Annual Report to Shareholders                                 Part I,  Items 1 and 2
      for fiscal year ended December 31, 2001                                   Part II, Items 5 - 8
                                                                                Part IV, Item 14
      Portions of Proxy Statement (in connection with Annual Meeting            Part III, Items 10 - 13
      to be held on May 15, 2002)

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES

                                      INDEX

PART I.

Item 1.   Business ..................................................................   3

Item 2.   Properties ................................................................   9

Item 3.   Legal Proceedings .........................................................   9

Item 4.   Submission of Matters to a Vote of Security Holders .......................   9

Item 4A.  Executive Officers of the Company .........................................   9

PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters .....  11

Item 6.   Selected Financial Data ...................................................  11

Item 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations .............................................................  11

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ................  11

Item 8.   Financial Statements and Supplementary Data ...............................  11

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial
          Disclosures ...............................................................  12
PART III.

Item 10.  Directors and Executive Officers of the Registrant ........................  12

Item 11.  Executive Compensation ....................................................  12

Item 12.  Security Ownership of Certain Beneficial Owners and Management ............  12

Item 13.  Certain Relationships and Related Transactions ............................  12

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........  13

Signatures ..........................................................................  16

                                     PART I

ITEM 1.   BUSINESS

GENERAL
-------

     Investors Title Company ("the Company") is a holding company which was incorporated in the State of North Carolina in February 1973. The Company became operational June 24, 1976 when it acquired as a wholly owned subsidiary Investors Title Insurance Company, a North Carolina corporation ("ITIC"), under a plan of exchange of shares of common stock. On September 30, 1983, the Company acquired as a wholly owned subsidiary Northeast Investors Title Insurance Company ("NE-ITIC"), formerly Investors Title Insurance Company of South Carolina, a South Carolina corporation, under a plan of exchange of shares of common stock. In 1988, the Company established Investors Title Exchange Corporation, a wholly owned subsidiary ("ITEC"). In 1994, the Company established South Carolina Document Preparation Company, a wholly owned subsidiary ("SCDP"). In the first quarter of 2001, SCDP was renamed Investors Title Accommodation Corporation ("ITAC"). The Company's executive offices are at 121 North Columbia Street, Chapel Hill, North Carolina 27514. The Company's telephone number is (919) 968-2200.

     The Company engages primarily in two segments of business. The main business activity is the issuance of title insurance through two title insurance subsidiaries, ITIC and NE-ITIC. The second segment provides tax-free exchange services through the Company's subsidiaries, ITEC and ITAC. See Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 13 of Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the Company's operating segments.

     Title Insurance
     ---------------

     Through its two wholly owned title insurance subsidiaries, ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer and as a reinsurer for other title insurance companies.

     ITIC was incorporated in the State of North Carolina on January 28, 1972, and became licensed to write title insurance in the State of North Carolina on February 1, 1972. Since that date it has primarily written land title insurance as a primary insurer and as a reinsurer in the States of North Carolina and South Carolina. ITIC is the leading title insurer of North Carolina property and has held this position of most premiums written for eighteen years based on amounts reported to the North Carolina Department of Insurance. In addition, the Company writes title insurance through issuing agents or branch offices in the States of Alabama, Florida, Georgia, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Nebraska, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin. Agents issue policies for ITIC and may also perform other services such as acting as escrow agents.

     ITIC is also licensed to write title insurance in the District of Columbia and the States of Arizona, Arkansas, Colorado, Connecticut, Delaware, Idaho, Illinois, Kansas, Louisiana, Maine,

Massachusetts, Missouri, Montana, Nevada, New Jersey, North Dakota, Oklahoma, Rhode Island, Texas, Utah, Vermont and Wyoming.

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

     In the State of North Carolina, ITIC issues title insurance commitments and policies through its home office and branch offices. ITIC has 27 branch offices in North Carolina.

     In the ordinary course of business, ITIC and NE-ITIC reinsure certain risks with other title insurers for the purpose of limiting their exposure and also assume reinsurance for certain risks of other title insurers for which they receive additional income. For the last three years, reinsurance activities accounted for less than 1% of total premium volume.

     ITIC currently has a risk retention limit of $2,000,000, meaning it assumes primary risks up to $2,000,000. It then reinsures the next $250,000 of risk with NE-ITIC, and all risks above $2,250,000 are then reinsured with a non-related reinsurer.

     NE-ITIC currently has a risk retention limit of $250,000, meaning it assumes primary risks up to $250,000. It then reinsures the next $2,000,000 of risk with ITIC, and reinsures all amounts above $2,250,000 with a non-related reinsurer.

     Both ITIC and NE-ITIC's risk retention limits are self-imposed and are more conservative than state insurance regulations require. ITIC's self-imposed retention of $2,000,000 is only 17.2% of its statutorily permitted retention of $11,599,621. NE-ITIC's self-imposed retention of $250,000 is only 16.4% of its statutorily permitted retention of $1,520,039.

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

OPERATIONS OF SUBSIDIARIES
--------------------------

     For a description of Net Premiums Written geographically, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2001 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

     Title Insurance
     ---------------

     ITIC and NE-ITIC offer primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance premiums written are for a one-time initial payment, with no recurring premiums. See Note 13 of Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the Company's operating segments.

     Exchange Services
     -----------------

     ITEC and ITAC offer services in connection with tax-free exchanges. See
Note 13 of Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the Company's operating segments.

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

MARKETING
---------

     Title Insurance
     ---------------

     ITIC's marketing plan is based upon providing fast and efficient service in the delivery of title insurance coverage through a home office, branch offices, and issuing agents. In North Carolina, ITIC operates through a home office and 27 branch offices. In South Carolina, ITIC operates through a branch office and issuing agents located conveniently to customers throughout the State. ITIC also writes title insurance policies through issuing agents and branch offices in Alabama, Florida, Georgia, Indiana, Iowa, Kentucky, Maryland,
Michigan, Minnesota, Mississippi, Nebraska, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin.

     NE-ITIC currently operates through agency offices in the State of New York.

     ITIC and NE-ITIC strive to provide superior service to their customers and consider this an important factor in attracting and retaining customers. Branch and corporate personnel strive to develop new business relationships to increase market share. A Commercial Services Division established in the first quarter of 2001 provides services to commercial clients. The Company's marketing efforts are also enhanced through advertising in various periodicals.

     Exchange Services
     -----------------

     Marketing of exchange services offered by ITEC and ITAC has been increasingly incorporated into the marketing of the core title products offered by ITIC and NE-ITIC. ITEC and ITAC are also promoted through the marketing efforts of this division. The Commercial Services Division, established through ITIC, also markets the services offered by ITEC and ITAC to their commercial clients.

CUSTOMERS
---------

     The Company is not dependent upon any single customer, the loss of which could have a material effect on the Company.

RESERVES
--------

     The reserves for claims for financial reporting purposes are established based on criteria discussed in Notes 1 and 6 of Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

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

     ITIC is domiciled in North Carolina and subject to North Carolina state insurance regulations. Financial examinations are scheduled every five years by the North Carolina Department of Insurance. ITIC was last examined by the North Carolina Department of Insurance for the period January 1, 1995 through December 31, 1999. The final report is still pending.

     NE-ITIC is domiciled in South Carolina and subject to South Carolina state insurance regulations. Financial examinations are scheduled periodically by the South Carolina Department of Insurance. NE-ITIC was examined by the South Carolina Department of Insurance for the period January 1, 1998 through December 31, 2000. No material deficiencies were noted in the report dated December 19, 2001.

     In addition to financial examinations, both ITIC and NE-ITIC are subject to market conduct examinations. These audits examine domiciled state activity. ITIC's last market conduct examination commenced on April 19, 1999 for the period January 1, 1996 through December 31, 1998 with no material deficiencies noted. NE-ITIC's last market conduct examination coincided with the financial examination, which commenced on November 19, 2001 for the period January 1, 1998 through December 31, 2000. No material deficiencies were noted for NE-ITIC by the market conduct examiners.

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

     In addition to the financial statements which are required to be filed as part of this report and are prepared on the basis of generally accepted accounting principles, the Company's insurance subsidiaries also prepare financial statements in accordance with statutory accounting principles prescribed or permitted by state regulations. Based upon the latter principles, as of December 31, 2001, ITIC reported $28,999,052 of capital and surplus, and net income of $4,601,747; and NE-ITIC reported $3,040,078 of capital and surplus, and net income of $166,820.

     Both ITIC and NE-ITIC meet the minimum capital and surplus requirements of the states in which they are licensed.

COMPETITION
-----------

     Title Insurance
     ---------------

     ITIC currently operates primarily in Michigan, North Carolina, Pennsylvania, South Carolina and Virginia. ITIC's major competitors are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title Insurance Company, First American Title Insurance Company, Lawyers Title Insurance Corporation, Old Republic National Title Insurance Company and Stewart Title Guaranty Company. Key elements that affect competition are price, expertise, timeliness and quality of service and the financial strength and size of the insurer.

     Exchange Services
     -----------------

     Competition for ITEC and ITAC comes from other title insurance companies as well as some major banks that offer exchange services.

INVESTMENTS
-----------

     The Company and its subsidiaries derive a substantial portion of their income from investments in bonds (municipal and corporate) and equity securities. The investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company's insurance subsidiaries.

     See Note 3 of Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for the major categories of investments, earnings by investment categories, scheduled maturities, amortized cost, and market values of investment securities.

EMPLOYEES
---------

     The Company has no paid employees. NE-ITIC had one full-time paid employee as of

December 31, 2001. Officers of the Company are full-time paid employees of ITIC, which had 179 full-time employees and 16 part-time employees as of December 31, 2001.

TRADEMARK
---------

     The Company's subsidiary, ITIC, registered its logo with the U.S. Patent-Trademark Office in February 1987. The loss of that registration, in the Company's opinion, would not materially affect its business.

ITEM 2.  PROPERTIES

     The Company owns the office building and property located on the corner of North Columbia and West Rosemary Streets in Chapel Hill, North Carolina, which serves as the Company's corporate headquarters. The building contains approximately 23,000 square feet. The Company's principal subsidiary, ITIC, leases office space in 29 locations throughout North Carolina, South Carolina and Michigan. NE-ITIC leases office space in one location in New York.

     The Company also owns several parcels and one building adjacent to the Company's facility.

     See Note 9 of Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for the amounts of future minimum lease payments. Each of the office facilities occupied by the Company and its subsidiaries are in good condition and adequate for present operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in litigation on a number of claims which arise in the normal course of business, none of which, in the opinion of management are expected to have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF EXECUTIVE OFFICERS
------------------------------------

     The following table sets forth the executive officers of the Company as of December 31, 2001. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the board or until his or her respective successor has been elected.

                                  Position with               Officer
Name                      Age     Registrant                  Since
----                      ---     ----------                  -----

J. Allen Fine             67      Chairman,                   1973
                                  Director and
                                  CEO

James A. Fine, Jr.        39      President, Director         1987
                                  and Treasurer

W. Morris Fine            35      Executive Vice              1992
                                  President, Director
                                  and Secretary

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The high and low sales prices for the common stock on NASDAQ and the dividends paid per common share for each quarter in the last two fiscal years are indicated under "Shareholder Information" in the 2001 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the five years ended December 31, 2001 is set forth under the caption "Financial Highlights" in the 2001 Annual Report to Shareholders and is incorporated by reference in this Form 10-K Annual Report. The information should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2001 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2001 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management's Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk in the 2001 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data in the 2001 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.

     The financial statement schedules meeting the requirements of Regulation S-X are shown as Schedules I, II, III, IV and V.

     The supplementary financial information (Selected Quarterly Financial Data) in the 2001 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, nor disagreements with, accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF  DIRECTORS
----------------------------

     Information pertaining to Directors of the Company under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002 is incorporated by reference in this Form 10-K Annual Report. Other information with respect to executive officers is contained in Part I - Item 4(a) under the caption "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

     Information pertaining to executive compensation under the heading "Executive Compensation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2002 is incorporated by reference in this Form 10-K Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to securities ownership of certain beneficial owners and management under the heading "Ownership of Stock by Executive Officers and Certain Beneficial Owners" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2002 is incorporated by reference in this Form 10-K Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information pertaining to certain relationships and related transactions under the heading "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2002 is incorporated by reference in this Form 10-K Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:
-------------------------------------------------------------

1. Financial Statements
-----------------------

     The following financial statements in the 2001 Annual Report to Shareholders are hereby incorporated by reference in this Form 10-K Annual
Report:

     Report of Independent Accountants
     Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the Years Ended December 31, 2001,
        2000 and 1999
     Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 2001, 2000 and 1999
     Consolidated Statements of Comprehensive Income for the Years Ended
        December 31, 2001, 2000 and 1999
     Consolidated Statements of Cash Flows for the Years Ended December 31,
        2001, 2000 and 1999
     Notes to Consolidated Financial Statements

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

Exhibit                                                    Incorporated by
Number         Description                                 Reference to
------         -----------                                 ------------
(3)(i)         Articles of Incorporation                   Exhibit 1 to Form 10,
                                                           dated June 12, 1984

(3)(ii)        Bylaws - Restated and Amended               Exhibit 3(ii) to Form 10-K
               through February 12, 2001                   for the year ended
                                                           December 31, 2000

Management contracts or compensatory plans or arrangements
(Exhibits (10)(i) - (10)(xiii))

(10)(i)        1988 Incentive Stock Option Plan            Exhibit 10 to Form 10-K
                                                           for the year ended
                                                           December 31, 1989

(10)(ii)       1993 Incentive Stock Option Plan            Exhibit 10 to Form 10-K
                                                           for the year ended
                                                           December 31, 1993

(10)(iii)      1993 Incentive Stock Option Plan-           Exhibit 10 to Form 10-K
               W. Morris Fine                              for the year ended
                                                           December 31, 1993

(10)(iv)       Employment Agreement dated                  Exhibit 10 to Form 10-K
               February 9, 1984 with                       for the year ended
               J. Allen Fine, Chairman                     December 31, 1985

(10)(v)        Form of Incentive Stock Option              Exhibit 10(v) to Form 10-K
               Agreement under 1993 Incentive              for the year ended
               Stock Option Plans                          December 31, 1994

(10)(vi)       Form of Amendment dated                     Exhibit 10(vi) to Form 10-Q
               November 8, 1994 to Stock Option            for the quarter ended
               Agreement dated as of November 13, 1989     March 31, 1995

(10)(vii)      Form of Stock Option Agreement              Exhibit 10(vii) to Form 10-Q
               dated November 13, 1989                     for the quarter ended
                                                           March 31, 1995

(10)(viii)     1997 Stock Option and Restricted            Exhibit 10(viii) to Form 10-K
               Stock Plan                                  for the year ended
                                                           December 31, 1996

Exhibit                                                    Incorporated by
Number         Description                                 Reference to
------         -----------                                 ------------
(10)(ix)       Form of Nonqualified Stock Option           Exhibit 10(ix) to Form 10-Q
               Agreement to Non-employee Directors dated   for the quarter ended
               May 13, 1997 under the 1997                 June 30, 1997
               Stock Option and Restricted Stock Plan

(10)(x)        Form of Nonqualified Stock Option           Exhibit 10(x) to Form 10-K
               Agreement under 1997 Stock Option           for the year ended
               and Restricted Stock Plan                   December 31, 1997

(10)(xi)       Form of Incentive Stock Option              Exhibit 10(xi) to Form 10-K
               Agreement under 1997 Stock Option           for the year ended
               and Restricted Stock Plan                   December 31, 1997

(10)(xii)      Form of Amendment to Incentive              Exhibit 10(xii) to Form 10-Q
               Stock Option Agreement between              for the quarter ended
               Investors Title Company and James           June 30, 2000
               Allen Fine, James Allen Fine, Jr.,
               William Morris Fine, George Abbitt
               Snead, Ralph Nichols Strayhorn, III
               and Raeford Wilder Wall, Jr., respectively

(10)(xiii)     2001 Stock Option and Restricted            Exhibit 10(xiii) to Form 10-K
               Stock Plan                                  for the year ended
                                                           December 31, 2000

(13)           Portions of 2001 Annual                     Included herewith
               Report to Shareholders
               incorporated by reference
               in this report as set forth
               in Parts I and II hereof.

(21)           Subsidiaries of Registrant                  Included herewith

(23)           Consent of Independent Auditors             Included herewith

(B) Reports on Form 8-K
         No reports were filed on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INVESTORS TITLE COMPANY

                              By: /s/ J. Allen Fine
                                  -----------------
                                  J. Allen Fine
                      Chairman and Chief Executive Officer
                              Date: March 29, 2002
                                    --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the 29th day of March, 2002.
                         ------        -----  ----

/s/ J. Allen Fine
--------------------------------------------
J. Allen Fine, Chairman and Chief
Executive Officer

/s/ James A. Fine, Jr.
--------------------------------------------
James A. Fine, Jr., President, Treasurer and
Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ W. Morris Fine
---------------------------------------------
W. Morris Fine, Executive Vice President,
Secretary and Director

/s/ David L. Francis
---------------------------------------------
David L. Francis, Director

/s/ Loren B. Harrell, Jr.
---------------------------------------------
Loren B. Harrell, Jr., Director

/s/ William J. Kennedy III
---------------------------------------------
William J. Kennedy III, Director

/s/ H. Joe King, Jr.
---------------------------------------------
H. Joe King, Jr., Director

/s/ James R. Morton
---------------------------------------------
James R. Morton, Director

_____________________________________________
Lillard H. Mount, Director

/s/ A. Scott Parker III
---------------------------------------------
A. Scott Parker III, Director

                                                                      SCHEDULE I
                                                                      ----------

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2001

-------------------------------------------------------------------------------------------------------------
                                                                                               Amount at
                                                                                              which shown
                                                                                                 in the
Type of Investment                                               Cost(1)      Market Value  Balance Sheet (2)
-------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Bonds:
      States, municipalities and political
       subdivisions                                            $28,539,054    $29,317,715      $29,214,544
      Public utilities                                             199,339        213,823          213,823
      All other corporate bonds                                 14,617,546     15,246,963       15,246,963
  Certificates of deposit                                        2,915,396      2,915,396        2,915,396
                                                             -------------- --------------   --------------
      Total fixed maturities                                    46,271,335     47,693,897       47,590,726
                                                             -------------- --------------   --------------

Equity Securities:
  Common Stocks:
      Public utilities                                             349,967        637,499          637,499
      Banks, trust and insurance companies                         317,190      1,142,096        1,142,096
      Industrial, miscellaneous and all other                    1,381,811      2,404,661        2,404,661
      Nonredeemable preferred stocks                             1,153,117      1,249,301        1,249,301
                                                             -------------- --------------   --------------
      Total equity securities                                    3,202,085      5,433,557        5,433,557
                                                             -------------- --------------   --------------
Total investments per the consolidated balance sheet            49,473,420                      53,024,283
                                                             --------------                  --------------

 Cash equivalents                                                1,616,777                       1,616,777
                                                             --------------                  --------------
      Total investments                                        $51,090,197                     $54,641,060
                                                             ==============                  ==============


(1) Fixed maturities are shown at amortized cost and equity securities are shown at original cost.
(2) Bonds of states, municipalities and political subdivisions are shown at amortized cost for held-to-maturity bonds and fair value for available-for-sale bonds. Equity securities are shown at fair value.

                                                                     SCHEDULE II
                                                                     -----------

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

                                                                           2001                 2000
Assets
  Cash and cash equivalents                                           $      818,540      $      886,928
  Investments in equity securities                                            30,000              75,000
  Investments in fixed maturities,available-for-sale                       1,643,222                   -
  Investments in affiliated companies                                     42,928,301          37,977,363
  Income taxes receivable                                                          -             404,548
  Other receivables                                                          315,345             111,476
  Deferred income taxes, net                                                  44,318              38,608
  Prepaid expenses and other assets                                           52,525              11,927
  Property, net                                                            2,148,622           2,213,753
                                                                     ----------------    ----------------

Total Assets                                                          $   47,980,873      $   41,719,603
                                                                     ================    ================
Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable and accrued liabilities                            $      337,087      $      143,266
  Income taxes payable                                                       390,097                   -
                                                                     ----------------    ----------------
    Total liabilities                                                        727,184             143,266
                                                                     ----------------    ----------------

Stockholders' Equity:
  Common stock-no par (shares authorized,
    6,000,000; 2,855,744 and 2,855,744 shares issued and
    2,516,298 and 2,566,859 shares outstanding 2001 and
    2000, respectively)                                                    1,650,350           1,650,350
  Retained earnings                                                       45,592,295          39,925,987
  Accumulated other comprehensive income
     (net of deferred taxes: 2001: $5,689; 2000: $0)                          11,044                   -
                                                                     ------------------------------------
    Total stockholders' equity                                            47,253,689          41,576,337
                                                                     ------------------------------------

Total Liabilities and Stockholders' Equity                            $   47,980,873      $   41,719,603
                                                                     ====================================

See notes to condensed financial statements.

                                                                     SCHEDULE II
                                                                     -----------

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                            2001             2000             1999
Revenues:
Investment income-interest and dividends               $      96,624    $      74,105    $     103,349
Rental income                                                510,132          482,267          445,440
Miscellaneous income                                           1,000               45               70
                                                       -------------    -------------    -------------
     Total                                                   607,756          556,417          548,859
                                                       -------------    -------------    -------------
Operating Expenses:
Office occupancy and operations                              170,445          148,750          161,061
Business development                                          15,383           14,116           13,886
Taxes-other than payroll and income                           65,917           66,948           46,117
Professional fees                                             30,191           40,311           30,398
Other expenses                                                49,760           48,939           44,599
                                                       -------------    -------------    -------------
     Total                                                   331,696          319,064          296,061
                                                       -------------    -------------    -------------

Equity in Net Income of Affiliated Cos.*                   5,850,938        2,988,984        4,241,630
                                                       -------------    -------------    -------------
Income Before Income Taxes                                 6,126,998        3,226,337        4,494,428
                                                       -------------    -------------    -------------
Provision for Income Taxes                                   118,000           85,874           74,034
                                                       -------------    -------------    -------------
Net Income                                             $   6,008,998    $   3,140,463    $   4,420,394
                                                       =============    =============    =============
Basic Earnings per Common Share                        $        2.35    $        1.21    $        1.59
                                                       =============    =============    =============
Weighted Average Shares Outstanding-Basic                  2,554,204        2,594,891        2,776,878
                                                       =============    =============    =============
Diluted Earnings Per Common Share                      $        2.31    $        1.21    $        1.59
                                                       =============    =============    =============
Weighted Average Shares Outstanding-Diluted                2,599,714        2,601,283        2,786,282
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

                                                                     SCHEDULE II
                                                                     -----------

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                         2001            2000               1999
Operating Activities:
  Net income                                                                         $ 6,008,998      $ 3,140,463       $ 4,420,394
   Adjustments to reconcile net income to net cash provided
     by operating activities:
         Equity in net earnings of subsidiaries less dividends received of
           $900,000, $625,000 and $700,000 in 2001, 2000 and 1999, respectively, plus $600,000 and $50,000 investment in subsidiary
           in 2000 and 1999, respectively                                             (4,950,938)      (2,963,984)       (3,591,630)
         Depreciation                                                                     76,206           72,517            60,608
         Provision (benefit) for deferred income taxes                                   (11,400)          (1,081)           72,498
         Increase in receivables                                                        (203,869)          (8,465)           (8,878)
         Decrease in income taxes receivable-current                                     404,548          442,536           324,464
         (Increase) decrease in prepaid expenses                                         (40,598)           8,270           (17,774)
         Increase (decrease) in accounts payable and accrued liabilities                 193,821           (5,310)           28,750
         Increase in income taxes payable-current                                        390,097                -                 -
                                                                                     -----------      -----------       -----------
            Net cash provided by operating activities                                  1,866,865          684,946         1,288,432
                                                                                     -----------      -----------       -----------

Investing Activities:
   Purchases of available-for-sale bonds                                              (1,626,489)               -                 -
   Proceeds from the sale of equity securities                                            45,000                -                 -
   Purchases of land                                                                           -                -          (325,000)
   Purchases of furniture and equipment and building                                     (11,075)         (34,387)         (250,000)
                                                                                      -----------      -----------       -----------
      Net cash used in investing activities                                           (1,592,564)         (34,387)         (575,000)
                                                                                     -----------      -----------       -----------

Financing Activities:
   Dividends paid                                                                       (342,689)        (342,689)         (342,689)
                                                                                     -----------      -----------       -----------
      Net cash used in financing activities                                             (342,689)        (342,689)         (342,689)
                                                                                     -----------      -----------       -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                     (68,388)         307,870           370,743
Cash and Cash Equivalents, Beginning of Year                                             886,928          579,058           208,315
                                                                                     -----------      -----------       -----------
Cash and Cash Equivalents, End of Year                                               $   818,540      $   886,928       $   579,058
                                                                                     ===========      ===========       ===========

Supplemental Disclosures:
Cash Paid (Refunded) During the Year For:
   Income Taxes                                                                      $  (109,359)     $   490,592       $  (308,503)
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

2. Cash dividends paid to Investors Title Company by its wholly owned subsidiary, Investors Title Insurance Company, were $350,000, $350,000 and $350,000 in 2001, 2000 and 1999, respectively. Cash dividends paid to Investors Title Company by its wholly owned subsidiary, Investors Title Exchange Corporation, were $550,000, $275,000 and $350,000 in 2001, 2000 and 1999, respectively.

                                                                    SCHEDULE III
                                                                    ------------

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
              For the Years Ended December 31, 2001, 2000 and 1999

---------------------------------------------------------------------------------------------------------------------------------
                                    Future
                                    Policy                     Other
                                   Benefits,                  Policy                                   Benefits     Amortization
                    Deferred        Losses,                   Claims                                    Claims,      of Deferred
                     Policy         Claims                      and          Net           Net        Losses and       Policy
                   Acquisition     and Loss     Unearned     Benefits      Premium      Investment    Settlement    Acquisition
      Segment         Cost         Expenses     Premiums      Payable      Revenue        Income       Expenses        Costs
---------------------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 2001
-----------------
Title Insurance        ---       $21,460,000       ---     $   281,961   $59,480,545    $ 2,626,053   $ 6,786,263       ---
Exchange Services      ---               ---       ---             ---           ---         16,245           ---       ---
All Other              ---               ---       ---             ---           ---         97,982           ---       ---
                   --------------------------------------------------------------------------------------------------------------
                       ---       $21,460,000       ---     $   281,961   $59,480,545    $ 2,740,280   $ 6,786,263       ---
                   ==============================================================================================================

Year Ended
December 31, 2000
-----------------
Title Insurance        ---       $17,944,665       ---     $   222,748   $37,690,752    $ 2,436,561   $ 5,865,355       ---
Exchange Services      ---               ---       ---             ---           ---         17,478           ---       ---
All Other              ---               ---       ---             ---           ---         74,104           ---       ---
                   --------------------------------------------------------------------------------------------------------------
                       ---       $17,944,665       ---     $   222,748   $37,690,752    $ 2,528,143   $ 5,865,355       ---
                   ==============================================================================================================

Year Ended
December 31, 1999
-----------------
Title Insurance        ---       $15,864,665       ---     $   208,605   $43,819,565    $ 2,061,360   $ 6,026,064       ---
Exchange Services      ---               ---       ---             ---           ---         10,962           ---       ---
All Other              ---               ---       ---             ---           ---        103,349           ---       ---
                   --------------------------------------------------------------------------------------------------------------
                       ---       $15,864,665       ---     $   208,605   $43,819,565    $ 2,175,671   $ 6,026,064       ---
                   ==============================================================================================================

                        -----------------------
                           Other
                         Operating    Premiums
                          Expenses     Written
                        -----------------------
Year Ended
December 31, 2001
-----------------
Title Insurance         $47,449,615      N/A
Exchange Services           433,810      N/A
All Other                 1,063,759      N/A
                        -----------
                        $48,947,184
                        ===========

Year Ended
December 31, 2000
-----------------
Title Insurance         $31,060,289      N/A
Exchange Services           225,330      N/A
All Other                   818,331      N/A
                        -----------
                        $32,103,950
                        ===========

Year Ended
December 31, 1999
-----------------
Title Insurance         $34,342,012      N/A
Exchange Services           178,627      N/A
All Other                   358,462      N/A
                        -----------
                        $34,879,101
                        ===========

                                                                     SCHEDULE IV
                                                                     -----------

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                                   REINSURANCE
              For the Years Ended December 31, 2001, 2000 and 1999

------------------------------------------------------------------------------------------------------------
                                             Ceded to        Assumed from                    Percentage of
                                 Gross         Other            Other            Net            Amount
                                Amount       Companies        Companies         Amount      Assumed to Net
------------------------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 2001
-----------------
Title Insurance              $59,799,379      $340,228         $21,394       $59,480,545          0.04%

YEAR ENDED
DECEMBER 31, 2000
-----------------
Title Insurance              $38,020,917      $362,528         $32,363       $37,690,752          0.09%

YEAR ENDED
DECEMBER 31, 1999
-----------------
Title Insurance              $44,098,045      $325,212         $46,732       $43,819,565          0.11%

                                                                      SCHEDULE V
                                                                      ----------

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2001, 2000 and 1999

---------------------------------------------------------------------------------------------------------------------------------
                                Balance at           Additions           Additions Charged
                                Beginning            Charged to              to Other           Deductions-        Balance at
Description                     of Period        Costs and Expenses     Accounts - Describe      describe*       End of Period
---------------------------------------------------------------------------------------------------------------------------------
2001
----
Premiums Receivable
Valuation Provision           $      725,000        $ 3,484,380         $           -          $ (2,804,380)    $  1,405,000

Reserves for
Claims                        $   17,944,665        $ 6,786,263         $           -          $ (3,270,928)    $ 21,460,000


2000
----
Premiums Receivable
Valuation Provision           $      775,000        $ 2,219,190         $           -          $ (2,269,190)    $    725,000

Reserves for
Claims                        $   15,864,665        $ 5,865,355         $           -          $ (3,785,355)    $ 17,944,665


1999
----
Premiums Receivable
Valuation Provision           $      775,000        $ 2,793,975         $           -          $ (2,793,975)    $    775,000

Impairment of
Building Plans                $      218,122        $         -         $           -          $   (218,122)    $          -

Reserves for
Claims                        $   13,362,665        $ 6,026,064         $           -          $ (3,524,064)    $ 15,864,665

Provision for
Equipment Disposal            $      280,000        $         -         $           -          $   (280,000)    $          -

*Cancelled premiums and reduction to allowance for bad debts
*Wrote off building plans
*Payments of claims
*Disposed of impaired equipment