Form 10-Q
period 2002-03-31
INVESTORS TITLE CO
filed 2002-05-13
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended:        March 31, 2002
                                              -------------------


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

Yes    X             No
     ----                ----

Shares outstanding of each of the issuer's classes of common stock as of March 31, 2002:

Common Stock, no par value                              2,517,070
------------------------------           --------------------------------------
Class                                             Shares Outstanding

                  INVESTORS TITLE COMPANY AND SUBSIDIARIES


                                   INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

    Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001.....3

    Consolidated Statements of Income:
       Three Months Ended March 31, 2002 and 2001..............................4

    Consolidated Statements of Cash Flows:
       Three Months Ended March 31, 2002 and 2001..............................5

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk............10

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................10


SIGNATURES....................................................................11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                Investors Title Company and Subsidiaries
                                        Consolidated Balance Sheets
                              As of March 31, 2002 and December 31, 2001
                                      (Unaudited)       (Audited)

                                                                                     March 31, 2002           December 31, 2001
                                                                                 ----------------------    ----------------------
Assets
  Cash and cash equivalents                                                         $        4,597,312        $         3,452,455

  Investments in securities:
     Fixed maturities:
       Held-to-maturity, at amortized cost                                                   9,097,283                  7,152,336
       Available-for-sale, at fair value                                                    40,035,594                 40,438,390
     Equity securities, at fair value                                                        5,150,023                  5,433,557
     Other investments, at cost                                                                257,800                          -
                                                                                    ------------------        -------------------
        Total investments                                                                   54,540,700                 53,024,283

  Premiums receivable (less allowance for doubtful accounts:
                               2002 and 2001: $1,405,000)                                    5,694,015                  7,104,580
  Accrued interest and dividends                                                               671,211                    725,757
  Prepaid expenses and other assets                                                          1,270,710                    830,236
  Property acquired in settlement of claims                                                    197,617                    294,510
  Property, net                                                                              4,224,541                  4,433,855
  Deferred income taxes, net                                                                   565,264                    354,024
                                                                                    ------------------        -------------------
Total Assets (Note 5)                                                               $       71,761,370         $       70,219,700
                                                                                    ==================        ===================

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for claims (Note 2)                                                      $       22,252,000         $       21,460,000
  Accounts payable and accrued liabilities                                                   2,757,143                  3,700,095
  Commissions and reinsurance payables                                                         284,712                    281,961
  Premium taxes payable                                                                        195,081                    367,055
  Current income taxes payable                                                                 759,735                    138,821
                                                                                    ------------------        -------------------
      Total liabilities                                                                     26,248,671                 25,947,932
                                                                                    ------------------        -------------------

Stockholders' Equity:
  Common stock-no par value (shares authorized 6,000,000;
  2,855,744 and 2,855,744 shares issued; and 2,517,070 and
  2,516,298 shares outstanding 2002 and 2001, respectively)                                          1                          1
  Retained earnings                                                                         43,415,724                 41,928,575
  Accumulated other comprehensive income (net unrealized gain on investments)
         (net of deferred taxes: 2002:  $1,080,831; 2001: $1,207,670) (Note 3)               2,096,974                  2,343,192
                                                                                     -----------------         ------------------
      Total stockholders' equity                                                            45,512,699                 44,271,768
                                                                                     -----------------         ------------------

Total Liabilities and Stockholders' Equity                                           $      71,761,370         $       70,219,700
                                                                                     =================         ==================

See notes to consolidated financial statements.

                    Investors Title Company and Subsidiaries
                        Consolidated Statements of Income
              For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                     2002                        2001
                                                                             ----------------            ---------------
Revenues:
    Underwriting income:
       Premiums written                                                      $     14,783,848           $     11,501,245
       Less-premiums for reinsurance ceded                                            103,123                     63,520
                                                                             ----------------            ---------------
       Net premiums written                                                        14,680,725                 11,437,725
    Investment income-interest and dividends                                          669,038                    685,877
    Net realized gain on sales of investments                                         285,807                      2,205
    Other                                                                             434,003                    463,445
                                                                             ----------------            ---------------
       Total                                                                       16,069,573                 12,589,252
                                                                             ----------------            ---------------
Operating Expenses:
    Commissions to agents                                                           7,009,679                  5,320,218
    Provision for claims (Note 2)                                                   1,679,411                  1,410,645
    Salaries, employee benefits and payroll taxes                                   2,938,591                  2,462,829
    Office occupancy and operations                                                 1,200,397                  1,217,194
    Business development                                                              377,821                    331,273
    Taxes, other than payroll and income                                               76,237                     60,844
    Premium and retaliatory taxes                                                     329,766                    286,177
    Professional fees                                                                 210,255                    222,379
    Other                                                                              48,237                     99,569
                                                                             ----------------            ---------------
       Total                                                                       13,870,394                 11,411,128
                                                                             ----------------            ---------------

Income Before Income Taxes (Note 5)                                                 2,199,179                  1,178,124
                                                                             ----------------            ---------------

Provision For Income Taxes                                                            652,000                    338,000
                                                                             ----------------            ---------------

Net Income                                                                   $      1,547,179           $        840,124
                                                                             ================            ===============

Basic Earnings Per Common Share (Note 4)                                     $           0.61           $           0.33
                                                                             ================            ===============

Weighted Average Shares Outstanding - Basic (Note 4)                                2,516,555                  2,566,921
                                                                             ================            ===============

Diluted Earnings Per Common Share (Note 4)                                   $           0.60           $           0.32
                                                                             ================            ===============

Weighted Average Shares Outstanding - Diluted (Note 4)                              2,585,773                  2,609,470
                                                                             ================            ===============

Dividends Paid                                                               $         73,904           $         85,672
                                                                             ================            ===============

Dividends Per Share                                                          $           0.03           $           0.03
                                                                             ================            ===============


See notes to consolidated financial statements.

                    Investors Title Company and Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                  2002                   2001
                                                              ---------------       ----------------
Operating Activities:
Net income                                                        $ 1,547,179        $       840,124
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                  280,317                368,668
        Amortization, net                                               5,372                    967
        Net (gain) loss on disposals of property                        2,320                 (8,538)
        Net realized gain on sales of investments                    (285,807)                (2,205)
        Benefit for deferred income taxes                             (84,400)              (297,522)
        Provision for claims                                        1,679,411              1,410,645
        Payments of claims, net of recoveries                        (887,411)              (735,645)
  Changes in assets and liabilities:
        (Increase) decrease in receivables and other assets         1,121,530               (616,818)
        Increase (decrease) in accounts payable an
          accrued liabilities                                        (942,952)                37,637
        Increase in commissions and reinsurance payables                2,751                    921
        Increase (decrease) in premium taxes payable                 (171,974)               107,112
        Increase in current income taxes payable                      620,914                454,652
                                                              ---------------       ----------------
    Net cash provided by operating activities                       2,887,250              1,559,998
                                                              ---------------       ----------------

Investing Activities:
  Purchases of available-for-sale securities                       (4,123,615)            (2,023,163)
  Purchases of held-to-maturity securities                           (162,470)              (600,000)
  Purchases of held-at-cost securities                               (257,800)                     -
  Proceeds from sales of available-for-sale securities              2,676,095                551,706
  Proceeds from sales of held-to-maturity securities                  258,750                 10,000
  Purchases of property                                               (73,988)              (103,778)
  Proceeds from sales of property                                         665                 19,780
                                                              ---------------       ----------------
    Net cash used in investing activities                          (1,682,363)            (2,145,455)
                                                              ---------------       ----------------

Financing Activities:
  Distributions (repurchases) of common stock, net                     12,984                (68,441)
  Exercise of options                                                     890                 20,381
  Dividends paid                                                      (73,904)               (85,672)
                                                              ---------------       ----------------
    Net cash used in investing activities                             (60,030)              (133,732)
                                                              ---------------       ----------------


Net Increase (Decrease) in Cash and Cash Equivalents                1,144,857               (719,189)
Cash and Cash Equivalents, Beginning of Year                        3,452,455              4,268,713
                                                              ---------------       ----------------
Cash and Cash Equivalents, End of Period                          $ 4,597,312        $     3,549,524
                                                              ===============       ================

Supplemental Disclosures:
Cash Paid During the Year for:
    Income Taxes, net of refunds                                  $   118,000        $       191,000
                                                              ===============       ================

Noncash Financing Activities:
Bonuses and fees totaling $27,338 and $43,798 were paid for the three months ended March 31, 2002 and 2001, respectively, by issuance of the Company's common stock.

See notes to consolidated financial statements.

                              INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)
Note 1 - Basis of Presentation
------------------------------
      The consolidated financial statements include Investors Title Company and its subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America.

      In the opinion of management all necessary adjustments have been reflected for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements. All such adjustments are of a normal recurring nature.

      Certain 2001 amounts have been reclassified to conform with 2002 classifications.

      Reference should be made to the "Notes to Consolidated Financial Statements" of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 for a description of accounting policies.

Note 2 - Reserves for Claims
----------------------------
      Transactions in the reserves for claims for the three months ended March 31, 2002 were as follows:

      Balance, beginning of year                         $  21,460,000
      Provision, charged to operations                       1,679,411
      Recoveries                                               171,567
      Payments of claims                                    (1,058,978)
                                                          -------------
      Balance, March 31, 2002                            $  22,252,000
                                                         ==============

      In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 3 - Comprehensive Income
-----------------------------
      Total comprehensive income for the three months ended March 31, 2002 and 2001 was $1,300,961 and $870,940, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share
----------------------------------
      Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 69,218 and 42,549 for the three months ended March 31, 2002 and 2001, respectively. Options to purchase 288,566 and 279,080 shares of common stock were outstanding for the three months ended March 31, 2002 and 2001, respectively. Of the total options outstanding, 54,686 and 56,626 options were not included in the computation of diluted EPS for the three months ended March 31, 2002 and 2001, respectively because the options' exercise prices were greater than the average market price of the common shares.

Note 5 - Segment  Information
-----------------------------
Three Months         Operating             Income Before
Ended                Revenues              Income Taxes              Assets
------------------------------------------------------------------------------
March 31, 2002
------------------------------------------------------------------------------
Title Insurance     $14,823,720           $ 2,147,332              $66,951,379
Exchange Services       106,255               (20,302)                 242,881
All Other               184,753                72,149                4,567,110
------------------------------------------------------------------------------
                    $15,114,728           $ 2,199,179              $71,761,370
------------------------------------------------------------------------------
March 31, 2001
------------------------------------------------------------------------------
Title Insurance     $11,481,479           $   978,625              $57,052,468
Exchange  Services      253,310               172,955                  325,461
All Other               166,381                26,544                3,897,936
------------------------------------------------------------------------------
                    $11,901,170           $ 1,178,124              $61,275,865
------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations
        ----------------------------------------------------------------------
           The 2001 Form 10-K and the 2001 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

           Results of Operations:
           ----------------------
           For the quarter ended March 31, 2002, net premiums written increased 28% to $14,680,725, investment income decreased 2% to $669,038, revenues increased 28% to $16,069,573 and net income increased 84% to $1,547,179, all compared with the same quarter in 2001. Net income per basic and diluted common share increased 85% and 88%, respectively to $.61 and $.60, respectively as compared with the year ago period. For the quarter ended March 31, 2002, the title insurance segment's operating revenues increased 29% versus the first three months of 2001, while the exchange services segment's revenues decreased 58% for the three months ended March 31, 2002 compared with the same quarter in 2001.

           Growth in our agent-based business and continued strength in mortgage lending drove the increase in our premiums written and net income. Significant mortgage refinance activity carried over from the fourth quarter of last year, although at a slower pace, and home sales were very strong in a seasonally weak period of the year. According to the Freddie Mac Weekly Mortgage Rate Survey, the monthly average 30-year fixed mortgage interest rates decreased to 6.97% for the quarter ended March 31, 2002 compared with 7.01% for the quarter ended March 31, 2001. The volume of business increased in the first quarter of 2002 as the number of policies and commitments issued rose to 73,082, an increase of 24.3% compared with 58,796 in the same period in 2001.

           Branch net premiums written as a percentage of total net premiums written were 36% and 38% for the three months ended March 31, 2002 and 2001, respectively. Net premiums written from branch operations increased 22% and 20% for the three months ended March 31, 2002 and 2001, respectively, as compared with the same period in the prior year.

           Agency net premiums written as a percentage of total net premiums written were 64% and 62% for the three months ended March 31, 2002 and 2001, respectively. Agency net premiums increased 32% and 49% for the three months ended March 31, 2002 and 2001, respectively, as compared with the same period in the prior year.

           Shown below is a schedule of premiums written for the three months ended March 31, 2002 and 2001 in all states where the Company's two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

                State
                                              2002                   2001
                                         ------------          ------------
                Alabama                   $   144,395           $         -
                Georgia                       (33,505)               44,237
                Indiana                         2,984                 1,553
                Kentucky                      257,156                     -
                Maryland                      300,362               186,572
                Michigan                    2,227,176             2,182,765
                Minnesota                     392,241               444,314
                Mississippi                   223,025                 5,778
                Nebraska                      200,666               267,112
                New Jersey                      3,545                     -
                New York                      825,582               649,551
                North Carolina              5,229,578             4,301,891
                Ohio                            1,440                 4,470
                Pennsylvania                  916,885               627,132
                South Carolina              1,127,063               807,680
                Tennessee                     737,215               447,704
                Virginia                    1,831,338             1,287,536
                West Virginia                 382,719               241,468
                Wisconsin                       3,330                   921
                                         ------------          ------------
                   Direct Premiums         14,773,195            11,500,684
                Reinsurance Assumed            10,653                   561
                Reinsurance Ceded            (103,123)              (63,520)
                                         ------------          ------------
                   Net Premiums           $14,680,725           $11,437,725
                                         ============          ============

           Total operating expenses increased 22% for the three-month period ended March 31, 2002 compared with the same period in 2001. This increase was due primarily to an increase in commission expense as a result of increased business from agent sources. The increase in volume of premiums and costs associated with entering and supporting new markets also contributed to the increase in opertaing expenses.

           The provision for claims as a percentage of net premiums written was 11.44% for the three months ended March 31, 2002 versus 12.33% for the same period in 2001. The decrease in the percentage of the provision for claims to net premiums written is primarily the result of an increase in net premiums written in 2002 compared with 2001.

           The provision for income taxes was 29.65% of income before income taxes for the three months ended March 31, 2002 versus 28.69% for the same period in 2001. The increase in the tax provision was primarily due to a lower mix of tax-exempt investment income to taxable income in 2002 compared with 2001.

           Liquidity and Capital Resources:
           --------------------------------
           Net cash provided by operating activities for the three months ended March 31, 2002, amounted to $2,887,250 compared with $1,559,998 for the same three-month period of 2001. The increase is primarily the result of an increase in net income and an increase in receivables and other assets, partially offset by a decrease in accounts payable and accrued liabilities.

           On May 11, 1999 the Board of Directors approved the repurchase of 200,000 shares of the Company's common stock. Pursuant to this approval, the Company repurchased all 200,000 shares prior to 2002 at an average price of $12.50 per share including 7,731 shares purchased at an average purchase price of $14.52 during the quarter ended March 31, 2001.

           On May 9, 2000, the Board of Directors approved the repurchase of an additional 500,000 shares of the Company's common stock. Pursuant to this approval, the Company repurchased a total of 32,959 shares at an average price of $14.84, of which 775 shares were repurchased during the first quarter of 2002 at an average per share price of $18.52. No shares were purchased under this plan in the first quarter of 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
           The Company's market risk exposure has not changed materially from the exposure as disclosed in the Company's 2001 Annual Report on Form 10-K.


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

                             INVESTORS TITLE COMPANY
                                  (Registrant)



                             By:  /s/ James A. Fine, Jr.
                                  ----------------------
                                    James A. Fine, Jr.
                                    President
                                    (Principal Financial Officer and
                                     Principal Accounting Officer)




Dated: May 13, 2002