Form 10-Q
period 2002-06-30
INVESTORS TITLE CO
filed 2002-08-14
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2002
                                ----------------
                     OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes X         No
                           ---
Shares outstanding of each of the issuer's classes of common stock as of June 30, 2002:

     Common Stock, no par value              2,519,031
     --------------------------              ---------
     Class                                   Shares Outstanding

               INVESTORS TITLE COMPANY AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

    Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001...3

    Consolidated Statements of Income:
         Three and Six Months Ended June 30, 2002 and 2001..................4

    Consolidated Statements of Cash Flows:
         Six Months Ended June 30, 2002 and 2001............................5

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

Item 5.  Other Information.................................................12

Item 6.  Exhibits and Reports on Form 8-K................................. 12


SIGNATURES.................................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
------------------------------

                          Investors Title Company and Subsidiaries
                                 Consolidated Balance Sheets
                          As of June 30, 2002 and December 31, 2001
                               (Unaudited)           (Audited)

                                                                               June 30, 2002      December 31, 2001
                                                                             -----------------   -------------------

Assets
  Cash and cash equivalents                                               $        5,807,181       $    3,452,455

  Investments in securities:
     Fixed maturities:
       Held-to-maturity, at amortized cost                                         4,501,005            4,907,066
       Available-for-sale, at fair value                                          46,364,026           42,683,660
     Equity securities, at fair value                                              4,933,086            5,433,557
     Other investments                                                               476,834               64,888
                                                                            -----------------     ----------------
        Total investments                                                         56,274,951           53,089,171

  Premiums receivable (less allowance for doubtful accounts:
                       2002 and 2001: $1,405,000)                                  5,065,372            7,104,580
  Accrued interest and dividends                                                     711,353              725,757
  Prepaid expenses and other assets                                                  675,992              765,348
  Property acquired in settlement of claims                                          197,617              294,510
  Property, net                                                                    4,382,610            4,433,855
  Deferred income taxes, net                                                         390,798              354,024
                                                                            -----------------  -------------------

Total Assets (Note 5)                                                     $       73,505,874       $   70,219,700
                                                                            =================  ===================

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for claims (Note 2)                                            $       23,183,500       $   21,460,000
  Accounts payable and accrued liabilities                                         1,945,110            3,700,095
  Commissions and reinsurance payables                                               307,957              281,961
  Premium taxes payable                                                                    -              367,055
  Current income taxes payable                                                       237,535              138,821
                                                                            -----------------  -------------------
      Total liabilities                                                           25,674,102           25,947,932
                                                                            -----------------  -------------------

Stockholders' Equity:
  Common stock - no par value (shares authorized 10,000,000;
  2,855,744 and 2,855,744 shares issued; and 2,519,031 and
  2,516,298 shares outstanding 2002 and 2001, respectively)                                1                    1
  Retained earnings                                                               45,066,129           41,928,575
  Accumulated other comprehensive income
    (net unrealized gain on investments)
    (net of deferred taxes: 2002:  $1,425,295;
     2001: $1,207,670) (Note 3)                                                    2,765,642            2,343,192
                                                                            -----------------  -------------------
      Total stockholders' equity                                                  47,831,772           44,271,768
                                                                            -----------------  -------------------

Total Liabilities and Stockholders' Equity                                $       73,505,874        $ 70,219,700
                                                                            =================  ===================

See notes to consolidated financial statements.

                    Investors Title Company and Subsidiaries
                        Consolidated Statements of Income
            For the Three and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                           --------------------------------    --------------------------------
                                                                 2002               2001             2002               2001
                                                           -------------      -------------    --------------     -------------
Revenues:
    Underwriting income:
       Premiums written                                  $   14,997,015     $   14,945,732   $    29,780,863    $   26,446,977
       Less - premiums for reinsurance ceded                    125,818             78,455           228,941           141,975
                                                           -------------      -------------    --------------     -------------
           Net premiums written                              14,871,197         14,867,277        29,551,922        26,305,002
     Investment income - interest and dividends                 692,781            672,054         1,361,819         1,357,931
     Net realized gain (loss) on sales of investments             5,043               (152)          290,850             2,053
     Other                                                      523,066            436,328           957,069           899,773
                                                           -------------      -------------    --------------     -------------
          Total                                              16,092,087         15,975,507        32,161,660        28,564,759
                                                           -------------      -------------    --------------     -------------

Operating Expenses:
      Commissions to agents                                   6,767,083          6,759,993        13,776,762        12,080,211
      Provision for claims (Note 2)                           1,703,640          1,941,190         3,383,051         3,351,835
      Salaries, employee benefits and payroll taxes           2,729,169          2,639,860         5,667,760         5,102,689
      Office occupancy and operations                         1,270,795          1,376,457         2,471,192         2,593,651
      Business development                                      430,484            542,186           808,305           873,459
      Taxes, other than payroll and income                      115,357             92,028           191,594           152,872
      Premium and retaliatory taxes                             304,092            286,500           633,858           572,677
      Professional fees                                         190,251            217,967           400,506           440,346
      Other                                                      85,618             53,980           133,855           153,549
                                                           -------------      -------------    --------------     -------------
         Total                                               13,596,489         13,910,161        27,466,883        25,321,289
                                                           -------------      -------------    --------------     -------------

Income Before Income Taxes (Note 5)                           2,495,598          2,065,346         4,694,777         3,243,470

Provision For Income Taxes                                      794,600            620,800         1,446,600           958,800
                                                           -------------      -------------    --------------     -------------

Net Income                                               $    1,700,998     $    1,444,546   $     3,248,177    $    2,284,670
                                                           =============      =============    ==============     =============

Basic Earnings Per Common Share (Note 4)                 $         0.68     $         0.56   $          1.29    $         0.89
                                                           =============      =============    ==============     =============

Weighted Average Shares Outstanding - Basic (Note 4)          2,517,739          2,562,467         2,517,148         2,564,695
                                                           =============      =============    ==============     =============

Diluted Earnings Per Common Share (Note 4)               $         0.65     $         0.56   $          1.25    $         0.88
                                                           =============      =============    ==============     =============

Weighted Average Shares Outstanding - Diluted (Note 4)        2,600,191          2,602,006         2,593,565         2,605,812
                                                           =============      =============    ==============     =============

Dividends Paid                                           $       77,170     $       85,673   $       151,074    $      171,345
                                                           =============      =============    ==============     =============

Dividends Per Share                                      $         0.03     $         0.03   $          0.06    $         0.06
                                                           =============      =============    ==============     =============


See notes to consolidated financial statements.

                    Investors Title Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                  2002                   2001
                                                            ------------------     ------------------

Operating Activities:
Net income                                                        $ 3,248,177            $ 2,284,670
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                  497,858                884,611
        Amortization, net                                              14,867                  1,743
        Net gain on disposals of property                              (7,108)                (9,872)
        Net realized gain on sales of investments                    (290,850)                (2,053)
        Benefit for deferred income taxes                            (254,400)              (483,721)
        Provision for claims                                        3,383,051              3,351,835
        Payments of claims, net of recoveries                      (1,659,551)            (1,591,835)
  Changes in assets and liabilities:
        (Increase) decrease in receivables and other assets         2,245,828             (2,522,275)
        Increase (decrease) in accounts payable
                and accrued liabilities                            (1,754,985)               759,629
        Increase in commissions and reinsurance payables               25,996                 30,649
        Increase (decrease) in premium taxes payable                 (373,022)               126,742
        Increase in current income taxes payable                       98,714                292,952
                                                            ------------------     ------------------
    Net cash provided by operating activities                       5,174,575              3,123,075
                                                            ------------------     ------------------

Investing Activities:
  Purchases of available-for-sale securities                       (5,557,892)            (5,259,412)
  Purchases of held-to-maturity securities                           (362,470)              (600,000)
  Purchases of held-at-cost securities                               (411,946)                     -
  Proceeds from sales of available-for-sale securities              3,293,836                827,221
  Proceeds from sales of held-to-maturity securities                  768,750                963,689
  Purchases of property                                              (456,858)              (219,499)
  Proceeds from sales of property                                      17,353                 40,720
                                                            ------------------     ------------------
    Net cash used in investing activities                          (2,709,227)            (4,247,281)
                                                            ------------------     ------------------

Financing Activities:
  Distributions (repurchases) of common stock, net                     26,281               (138,258)
  Exercise of options                                                  14,171                 20,381
  Dividends paid                                                     (151,074)              (171,345)
                                                            ------------------     ------------------
    Net cash used in investing activities                            (110,622)              (289,222)
                                                            ------------------     ------------------

Net Increase (Decrease) in Cash and Cash Equivalents                2,354,726             (1,413,428)
Cash and Cash Equivalents, Beginning of Year                        3,452,455              4,268,712
                                                            ------------------     ------------------
Cash and Cash Equivalents, End of Period                          $ 5,807,181            $ 2,855,284
                                                            ==================     ==================

Supplemental Disclosures:
Cash Paid During the Year for:
    Income Taxes, net of refunds                                  $ 1,603,601            $ 1,159,754
                                                            ==================     ==================


Noncash Financing Activities:
Bonuses and fees totaling $41,728 and $48,809 were paid for the six months ended June 30, 2002 and 2001, respectively, by issuance of the Company's common stock.

See notes to consolidated financial statements.

                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)
Note 1 - Basis of Presentation
         ---------------------
      The consolidated financial statements include Investors Title Company and its subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Note 2 - Reserves for Claims
         -------------------
      Transactions in the reserves for claims for the six months ended June 30, 2002 were as follows:

        Balance, beginning of year                         $  21,460,000
        Provision, charged to operations                       3,383,051
        Recoveries                                               323,985
        Payments of claims                                    (1,983,536)
                                                           ---------------
        Balance, June 30, 2002                             $  23,183,500
                                                           ===============

      In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 3 - Comprehensive Income
         --------------------
      Total comprehensive income for the three months ended June 30, 2002 and 2001 was $2,369,666 and $1,427,262, respectively. Total comprehensive income for the six months ended June 30, 2002 and 2001 was $3,670,627 and $2,298,202, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share
         -------------------------
      Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 82,452 and 39,539 for the three months ended June 30, 2002 and 2001, respectively, and 76,417 and 41,117 for the six months ended June 30, 2002 and 2001, respectively. Of the total options outstanding, 68,686 and 82,821 options were not included in the computation of diluted EPS for the three months ended June 30, 2002 and 2001, respectively; and 68,686 and 57,626 options were not included in the computation of diluted EPS for the six months ended June 30, 2002 and 2001, respectively, because the options' exercise prices were greater than the average market price of the common shares.

Note 5 - Segment Information
        ---------------------

                                                       Income
Three Months                   Operating               Before
Ended                          Revenues             Income Taxes            Assets
---------------------------------------------------------------------------------------
June 30, 2002
---------------------------------------------------------------------------------------
Title Insurance               $15,021,352            $ 2,363,446           $69,338,805
Exchange Services                 180,542                 70,698               295,038
All Other                         192,369                 61,454             3,872,031
---------------------------------------------------------------------------------------
                              $15,394,263            $ 2,495,598           $73,505,874
---------------------------------------------------------------------------------------
June 30, 2001
---------------------------------------------------------------------------------------
Title Insurance               $14,905,837            $ 1,879,192           $59,967,759
Exchange Services                 236,889                121,848               501,273
All Other                         160,879                 64,306             3,809,085
---------------------------------------------------------------------------------------
                              $15,303,605            $ 2,065,346           $64,278,117
---------------------------------------------------------------------------------------
                                                       Income
Six Months                     Operating               Before
Ended                          Revenues             Income Taxes            Assets
---------------------------------------------------------------------------------------
June 30, 2002
---------------------------------------------------------------------------------------
Title Insurance               $29,845,072            $ 4,510,778           $69,338,805
Exchange Services                 286,797                 50,396               295,038
All Other                         377,122                133,603             3,872,031
---------------------------------------------------------------------------------------
                              $30,508,991            $ 4,694,777           $73,505,874
---------------------------------------------------------------------------------------
June 30, 2001
---------------------------------------------------------------------------------------
Title Insurance               $26,387,316            $ 2,857,817           $59,967,759
Exchange Services                 490,199                294,803               501,273
All Other                         327,260                 90,850             3,809,085
---------------------------------------------------------------------------------------
                              $27,204,775            $ 3,243,470           $64,278,117
---------------------------------------------------------------------------------------



Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations
           --------------------------------------------------------------
           The 2001 Form 10-K and the 2001 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

           Results of Operations:
           ----------------------
           For the quarter ended June 30, 2002, net premiums written increased to $14,871,197 from $14,867,277, investment income increased 3% to $692,781, revenues increased 1% to $16,092,087 and net income increased 18% to $1,700,998, all compared with the same quarter in 2001. Net income per basic and diluted common share increased 21% and 16%, respectively, to $.68 and $.65, respectively, as compared with the prior year period. For the quarter ended June 30, 2002, the title insurance segment's operating revenues increased 1% versus the second quarter of 2001, while the exchange services segment's operating revenues decreased 24% for the three months ended June 30, 2002 compared with the prior year quarter. See Note 5 to the consolidated financial statements contained in this report.

           For the six months ended June 30, 2002, net premiums written increased 12% to $29,551,922, investment income was virtually flat at $1,361,819, revenues increased 13% to $32,161,660 and net income increased 42% to $3,248,177, all compared with the same period in 2001. Net income per basic and diluted common share increased 45% and 42%, respectively, to $1.29 and $1.25, respectively, as compared with the prior year period. For the six months ended June 30, 2002, the title insurance segment's operating revenues increased 13% versus the same period in 2001, while the exchange services segment's operating revenues decreased 41% for the six months ended June 30, 2002 compared with the same period in 2001. The exchange services segment's operating revenues decreased primarily due to a decline in fee income tied to interest rates paid by depositories. These interest rates have declined in the past year.

           Notwithstanding uncertainty in the financial markets, the pace of mortgage lending has remained strong. Home sales have tracked the previous year's record levels and low interest rates continue to stimulate a healthy demand for mortgage refinancing. According to the Freddie Mac Weekly Mortgage Rate Survey, the monthly average 30-year fixed mortgage interest rates decreased to 6.89% for the six months ended June 30, 2002 compared with 7.07% for the six months ended June 30, 2001. The volume of business remained strong in the second quarter of 2002 as the number of policies and commitments issued totaled 70,501 compared with 74,859 in the same period in 2001. Policies and commitments issued for the six months ended June 30, 2002 were 143,583 compared with 133,655 in 2001, an increase of 7.4%.

           Branch net premiums written as a percentage of total net premiums written were 38% and 39% for the three months ended June 30, 2002 and 2001, respectively, and 37% and 38% for the six months ended June 30, 2002 and 2001, respectively. Net premiums written from branch operations decreased 3% and increased 33% for the three months ended June 30, 2002 and 2001, respectively, as compared with the same periods in the prior year. For the six months ended June 30, 2002 and 2001, net premiums written from branch operations increased 8% and 27%, respectively, as compared with the same prior year periods. Though refinancing activity remained strong in the first half of 2002, the accelerated pace experienced in 2001 began to slow down in 2002.

           Agency net premiums written as a percentage of total net premiums written were 62% and 61% for the three months ended June 30, 2002 and 2001, respectively, and 63% and 62% for the six months ended June 30, 2002 and 2001, respectively. Agency net premiums increased 2% and 59% for the three months ended June 30, 2002 and 2001, respectively, as compared with the same periods in the prior year. For the six months ended June 30, 2002 and 2001, net premiums written from agency operations increased 15% and 55%, respectively, as compared with the same prior year periods.

           Shown below is a schedule of premiums written for the six months ended June 30, 2002 and 2001 in all states where the Company's two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

                                                            2002                       2001
                                                            ----                       ----

                Alabama                                $  275,440                   $   -
                Arkansas                                    7,638                       -
                Georgia                                     1,836                     94,171
                Indiana                                     5,114                      1,446
                Kentucky                                  503,741                       -
                Maryland                                  636,148                    400,203
                Michigan                                4,419,751                  5,166,760
                Minnesota                                 652,130                    726,983
                Mississippi                               413,665                     12,607
                Nebraska                                  387,291                    458,816
                New Jersey                                 11,943                       -
                New York                                1,527,021                  1,514,598
                North Carolina                         10,817,167                 10,020,400
                Ohio                                       11,673                     16,631
                Pennsylvania                            1,551,870                  1,549,390
                South Carolina                          2,616,019                  1,747,074
                Tennessee                               1,521,794                  1,101,852
                Virginia                                3,625,674                  3,033,952
                West Virginia                             772,049                    583,387
                Wisconsin                                   7,234                     14,997
                                               ------------------         ------------------
                   Direct Premiums                     29,765,198                 26,443,267
                Reinsurance Assumed                        15,665                      3,710
                Reinsurance Ceded                        (228,941)                  (141,975)
                                               ------------------         ------------------
                   Net Premiums                       $29,551,922                $26,305,002
                                               ==================         ==================



           Total operating expenses decreased 2% and increased 8% for the three and six-month periods ended June 30, 2002, compared with the same periods in 2001. Part of the decrease in operating expenses for the second quarter was due to the decrease in depreciation expense. The depreciable life of a large majority of the Company's electronic data processing equipment ended in the first quarter of 2002, which resulted in less depreciation for the second quarter of 2002 as compared to the second quarter 2001.

           The provision for claims as a percentage of net premiums written was 11% for the three and six months ended June 30, 2002 versus 13% for the same periods in 2001.

           The provision for income taxes was 32% of income before income taxes for the three months ended June 30, 2002 versus 30% for the same period in 2001. For the six months ended June 30, 2002 and 2001, the provision for income taxes was 31% and 30% of income before income taxes, respectively. The slight change in the tax provision percentage was primarily due to a change in the mix of tax-exempt investment income to taxable income.

           Liquidity and Capital Resources:
           --------------------------------
           Net cash provided by operating activities for the six months ended June 30, 2002, amounted to $5,174,575, compared with $3,123,075 for the same six-month period during 2001. The increase is primarily the result of an increase in net income, a decrease in receivables and other assets, partially offset by a decrease in premium taxes payable and accounts payable and accrued liabilities compared with the prior year.

           On May 11, 1999, the Board of Directors approved the repurchase of 200,000 shares of the Company's common stock. Pursuant to this approval, the Company repurchased 200,000 shares prior to 2002 at an average price of $12.50 per share including 12,804 shares purchased at an average price of $14.61 during the six months ended June 30, 2001.

           On May 9, 2000, the Board of Directors approved the repurchase of an additional 500,000 shares of the Company's common stock. Pursuant to this approval, the Company repurchased a total of 33,013 shares at an average price of $14.85, of which 829 shares were purchased at an average purchase price of $18.63 in the six months ended June 30, 2002.

           On May 16, 2001, the Board of Directors approved the 2001 Stock Option and Restricted Stock Plan. Pursuant to the Plan, 250,000 shares of common stock are available. As of July 31, 2002, no options or shares have been issued under this plan.

           Management believes that funds generated from operations (primarily underwriting and investment income) will enable the Company to adequately meet its operating needs and is unaware of any trend likely to result in adverse liquidity changes. In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities.

           Safe Harbor Statement
           ---------------------
           Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (1) that the demand for title insurance will vary with factors beyond the control of the Company, such as changes in mortgage interest rates, availability of mortgage funds, level of real estate activity, cost of real estate, consumer confidence, supply and demand for real estate, inflation and general economic conditions; (2) that losses from claims may be greater than anticipated, such that reserves for possible claims are inadequate; (3) that unanticipated adverse changes in securities markets could result in material losses on investments made by the Company; and (4) the dependence of the Company on key management personnel the loss of whom could have a material adverse effect on the Company's business. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
           The Company's market risk exposure has not changed materially from the exposure as disclosed in the Company's 2001 Annual Report on Form 10-K.


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
(a)      Investors Title Company's Annual Meeting of Shareholders was held
         May 15, 2002.
(b)      No response is required.
(c)      The proposals voted upon and the results of the voting were as follows:

1.   Election of four Directors for a three-year term.

                                                                                                            Broker
                                                For           Against      Abstentions      Withheld        Non-votes

             W. Morris Fine                   2,270,453          N/A            N/A            23,566           N/A

             Loren B. Harrell                 2,116,975          N/A            N/A           177,044           N/A

             H. Joe King, Jr.                 2,282,961          N/A            N/A            11,058           N/A

             William J. Kennedy III           2,287,469          N/A            N/A             6,550           N/A




2.       Approval to amend the Articles of Incorporation to Limit Director
         Liability

                                                                                                            Broker
                                                For           Against      Abstentions      Withheld        Non-votes

                                              2,246,857        42,123          5,839            N/A             N/A

3. Approval to amend the Articles of Incorporation to Increase Authorized Capital Stock

                                                                                                            Broker
                                                For           Against      Abstentions      Withheld        Non-votes

                                              1,497,990       316,776          6,153            N/A             N/A

Item 5.  Other Information
         -----------------
         On August 9, 2002, the Company's Audit Committee approved Deloitte and Touche, LLP to perform the following services for the year ending December 31, 2002:

           (a) Insurance services for Investors Title Insurance Company and Northeast Investors Title Insurance Company, two wholly owned subsidiaries of the Company;

           (b) Audit services for the Company and its wholly owned subsidiaries.


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a)   Exhibits
                 --------
                 (3)(iii) Articles of Amendment of Investors Title Company filed May 28, 2002

                 (99)(i) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

           (b)   Reports on Form 8-K
                 -------------------
                 There were no reports filed on Form 8-K for this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed in its behalf by the undersigned hereunto duly authorized.

                             INVESTORS TITLE COMPANY
                                  (Registrant)



                            By:  /s/ James A. Fine, Jr.
                                ----------------------
                                 James A. Fine, Jr.
                                 President
                                 (Chief Financial Officer and
                                  Chief Accounting Officer)



Dated: August 14, 2002