Form 10-Q
period 2002-09-30
INVESTORS TITLE CO
filed 2002-11-12
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2002
                                ----------------
                     OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes X         No
                           ---
Shares outstanding of each of the issuer's classes of common stock as of September 30, 2002:

     Common Stock, no par value              2,515,349
     --------------------------              ---------
     Class                                   Shares Outstanding

               INVESTORS TITLE COMPANY AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

  Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001...3

  Consolidated Statements of Income:
       Three and Nine Months Ended September 30, 2002 and 2001.................4

  Consolidated Statements of Cash Flows:
       Three and Nine Months Ended September 30, 2002 and 2001.................5

  Notes to Consolidated Financial Statements...................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........11

Item 4.  Controls and Procedures..............................................11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................... 11


SIGNATURES....................................................................12

CERTIFICATIONS................................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
------------------------------

                          Investors Title Company and Subsidiaries
                                 Consolidated Balance Sheets
                          As of September 30, 2002 and December 31, 2001


                                                                                September 30, 2002      December 31, 2001
                                                                                -----------------     -------------------
                                                                                     (Unaudited)            (Audited)

Assets
  Cash and cash equivalents                                                       $      7,952,322     $      3,452,455

  Investments in securities:
     Fixed maturities:
       Held-to-maturity, at amortized cost                                               4,496,366            4,907,066
       Available-for-sale, at fair value                                                47,888,006           42,683,660
     Equity securities, at fair value                                                    4,359,109            5,433,557
     Other investments                                                                     623,296               64,888
                                                                                  -----------------  -------------------
        Total investments                                                               57,366,777           53,089,171

  Premiums receivable (less allowance for doubtful accounts:
                      2002: $1,505,000 and 2001: $1,405,000)                             6,599,391            7,104,580
  Accrued interest and dividends                                                           677,044              725,757
  Prepaid expenses and other assets                                                        723,200              765,348
  Property acquired in settlement of claims                                                448,617              294,510
  Property, net                                                                          4,235,439            4,433,855
  Deferred income taxes, net                                                               295,653              354,024
                                                                                  -----------------  -------------------

Total Assets (Note 5)                                                              $    78,298,443     $     70,219,700
                                                                                  =================  ===================

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for claims (Note 2)                                                     $    24,538,500     $     21,460,000
  Accounts payable and accrued liabilities                                               2,568,361            3,700,095
  Commissions and reinsurance payables                                                     512,152              281,961
  Premium taxes payable                                                                    242,878              367,055
  Current income taxes payable                                                             275,060              138,821
                                                                                  -----------------  -------------------
      Total liabilities                                                                 28,136,951           25,947,932
                                                                                  -----------------  -------------------

Stockholders' Equity:
  Common stock - no par value (shares authorized 10,000,000;
      2,515,349 and 2,516,298 issued and outstanding
      2002 and 2001, respectively) (Note 4)                                                      1                    1
  Retained earnings                                                                     47,072,166           41,928,575
  Accumulated other comprehensive income (net unrealized gain on investments)
    (net of deferred taxes: 2002:  $1,592,041; 2001: $1,207,670) (Note 3)                3,089,325            2,343,192
                                                                                  -----------------  -------------------
      Total stockholders' equity                                                        50,161,492           44,271,768
                                                                                  -----------------  -------------------

Total Liabilities and Stockholders' Equity                                         $    78,298,443     $     70,219,700
                                                                                  =================  ===================

See notes to consolidated financial statements.

                    Investors Title Company and Subsidiaries
                        Consolidated Statements of Income
            For the Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                       For the Three                       For the Nine
                                                                       Months Ended                        Months Ended
                                                                       September 30                        September 30
                                                           --------------------------------    --------------------------------
                                                                 2002               2001             2002               2001
                                                           -------------      -------------    --------------     -------------
Revenues:
    Underwriting income:
       Premiums written                                    $   18,135,156     $  14,849,202    $   47,916,019    $    41,296,179
       Less - premiums for reinsurance ceded                       93,735           119,168           322,676            261,143
                                                             -------------      ------------     -------------     --------------
           Net premiums written                                18,041,421        14,730,034        47,593,343         41,035,036
     Investment income - interest and dividends                   680,991           661,803         2,042,810          2,019,734
     Net realized gain on sales of investments                      9,882                 -           300,732              2,053
     Other                                                        556,775           529,310         1,513,844          1,429,083
                                                             -------------      ------------     -------------     --------------
          Total                                                19,289,069        15,921,147        51,450,729         44,485,906
                                                             -------------      ------------     -------------     --------------
Operating Expenses:
      Commissions to agents                                     8,615,016         6,762,756        22,391,778         18,842,967
      Provision for claims (Note 2)                             1,949,054         1,765,253         5,332,105          5,117,088
      Salaries, employee benefits and payroll taxes             3,106,076         2,920,136         8,773,836          8,022,825
      Office occupancy and operations                           1,067,244         1,048,337         3,538,436          3,641,988
      Business development                                        706,341           419,606         1,543,221          1,303,375
      Taxes, other than payroll and income                         72,707            31,386           264,301            184,258
      Premium and retaliatory taxes                               353,588           285,708           987,446            858,385
      Professional fees                                           166,974           158,078           567,480            598,424
      Other                                                       142,644           147,343           247,924            290,582
                                                             -------------      ------------     -------------     --------------
         Total                                                 16,179,644        13,538,603        43,646,527         38,859,892
                                                             -------------      ------------     -------------     --------------
Income Before Income Taxes (Note 5)                             3,109,425         2,382,544         7,804,202          5,626,014
                                                             -------------      ------------     -------------     --------------
Provision For Income Taxes                                        963,400           778,100         2,410,000          1,736,900
                                                             -------------      ------------     -------------     --------------
Net Income                                                 $    2,146,025     $   1,604,444    $    5,394,202    $     3,889,114
                                                             =============      ============     =============     ==============
Basic Earnings Per Common Share                            $         0.85     $        0.63    $         2.14    $          1.52
                                                             =============      ============     =============     ==============
Weighted Average Shares Outstanding - Basic (Note 4)            2,517,762         2,555,778         2,517,351          2,561,721
                                                             =============      ============     =============     ==============
Diluted Earnings Per Common Share (Note 4)                 $         0.83     $        0.61    $         2.08    $          1.49
                                                             =============      ============     =============     ==============
Weighted Average Shares Outstanding - Diluted (Note 4)          2,594,915         2,611,806         2,593,984          2,607,741
                                                             =============      ============     =============     ==============
Dividends Paid                                             $       73,955     $      85,672    $      225,029    $       257,017
                                                             =============      ============     =============     ==============
Dividends Per Share                                        $         0.03     $        0.03    $         0.09    $          0.09
                                                             =============      ============     =============     ==============


See notes to consolidated financial statements.

                    Investors Title Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                  2002                   2001
                                                            ------------------     ------------------

Operating Activities:
Net income                                                      $ 5,394,202            $ 3,889,114
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                707,490              1,148,316
        Amortization, net                                            20,060                  5,408
        Provision for losses on premiums receivable                 100,000                125,000
        Net gain on disposals of property                           (12,435)               (21,248)
        Net realized gain on sales of investments                  (300,732)                (2,053)
        Benefit for deferred income taxes                          (326,000)              (669,622)
        Provision for claims                                      5,332,105              5,117,088
        Payments of claims, net of recoveries                    (2,253,605)            (2,297,088)
  Changes in assets and liabilities:
        (Increase) decrease in receivables and other assets         341,943             (2,908,444)
        Decrease in accounts payable and accrued liabilities     (1,131,734)              (288,079)
        Increase in commissions and reinsurance payables            230,191                 73,680
        Increase (decrease) in premium taxes payable               (124,177)               340,863
        Increase in current income taxes payable                    136,239                317,152
                                                               -------------          -------------
    Net cash provided by operating activities                     8,113,547              4,830,087
                                                               -------------          -------------

Investing Activities:
  Purchases of available-for-sale securities                    (10,357,900)            (7,184,820)
  Purchases of held-to-maturity securities                         (362,470)              (600,000)
  Purchases of other securities                                    (558,408)                     -
  Proceeds from sales of available-for-sale securities            7,638,598              3,089,464
  Proceeds from sales of held-to-maturity securities                773,750                 10,000
  Purchases of property                                            (546,272)              (339,280)
  Proceeds from sales of property                                    49,633                 58,103
                                                               -------------          -------------
    Net cash used in investing activities                        (3,363,069)            (4,966,533)
                                                               -------------          -------------

Financing Activities:
  Repurchases of common stock, net                                  (39,753)              (206,047)
  Exercise of options                                                14,171                 33,162
  Dividends paid                                                   (225,029)              (257,017)
                                                                -------------          -------------
    Net cash used in investing activities                          (250,611)              (429,902)
                                                                -------------          -------------

Net Increase (Decrease) in Cash and Cash Equivalents              4,499,867               (566,348)
Cash and Cash Equivalents, Beginning of Year                      3,452,455              4,268,713
                                                                -------------          -------------
Cash and Cash Equivalents, End of Period                        $ 7,952,322            $ 3,702,365
                                                                =============         ==============

Supplemental Disclosures:
Cash Paid During the Year for:
    Income Taxes, net of refunds                                $ 2,601,076            $ 2,097,721
                                                               =============          ==============

Noncash Financing Activities:
Bonuses and fees totaling $51,752 and $56,155 were paid for the nine months ended September 30, 2002 and 2001, respectively, by issuance of the Company's common stock.

See notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                  (Unaudited)

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

          Certain 2001 amounts have been reclassified to conform to 2002 classifications.

          Reference should be made to the "Notes to Consolidated Financial Statements" of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 for a description of accounting policies. No significant accounting policies of the Company have changed since December 31, 2001.

Note 2 - Reserves for Claims
----------------------------

          Transactions in the reserves for claims for the nine months ended September 30, 2002 and the twelve months ended December 31, 2001 were as follows:

                                                       September 30,           December 31,
                                                          2002                     2001
                                                      --------------          --------------
               Balance, beginning of year             $  21,460,000            $  17,944,665
               Provision, charged to operations           5,332,105                6,786,263
               Recoveries                                   457,146                  873,532
               Payments of claims                        (2,710,751)              (4,144,460)
                                                      --------------           -------------
               Ending balance                         $  24,538,500            $  21,460,000
                                                      ==============           =============

          In management's opinion, the reserves are adequate to cover losses which might result from pending and possible claims.

Note 3 - Comprehensive Income
-----------------------------
          Total comprehensive income for the three months ended September 30, 2002 and 2001 was $2,469,708 and $1,898,034, respectively. Total comprehensive income for the nine months ended September 30, 2002 and 2001 was $6,140,335 and $4,196,236, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share
----------------------------------

          Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 77,153 and 56,028 for the three months ended September 30, 2002 and 2001, respectively and 76,633 and 46,020 for the nine months ended September 30, 2002 and 2001, respectively. Options to purchase 73,686 and 55,626 shares of common stock were outstanding for the three months ended September 30, 2002 and 2001, respectively and 73,686 and 57,626 for the nine months ended September 30, 2002 and 2001, respectively but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

          Issued and outstanding shares for the nine months ended September 30, 2002 and 2001 do not include 340,395 and 339,446 shares, respectively, of common stock held by the Company's subsidiary, Investors Title Insurance Company.

Note 5 - Segment Information
----------------------------

                                                           Income
Three Months                         Operating              Before
Ended                                Revenues             Income Taxes              Assets
--------------------------------------------------------------------------------------------
September 30, 2002
--------------------------------------------------------------------------------------------
Title Insurance                    $18,260,367            $ 2,970,073           $71,019,015
Exchange Services                      282,083                172,386               449,687
All Other                               55,746                (33,034)            6,829,741
--------------------------------------------------------------------------------------------
                                   $18,598,196            $ 3,109,425           $78,298,443
--------------------------------------------------------------------------------------------
September 30, 2001
--------------------------------------------------------------------------------------------
Title Insurance                    $14,831,527            $ 2,165,734           $61,865,185
Exchange Services                      242,711                138,651               312,777
All Other                              185,106                 78,159             4,115,324
--------------------------------------------------------------------------------------------
                                   $15,259,344            $ 2,382,544           $66,293,286
--------------------------------------------------------------------------------------------
                                                            Income
Nine Months                          Operating               Before
Ended                                Revenues             Income Taxes              Assets
--------------------------------------------------------------------------------------------
September 30, 2002
--------------------------------------------------------------------------------------------
Title Insurance                    $48,105,439            $ 7,480,851           $71,019,015
Exchange Services                      568,880                222,782               449,687
All Other                              432,868                100,569             6,829,741
--------------------------------------------------------------------------------------------
                                   $49,107,187            $ 7,804,202           $78,298,443
--------------------------------------------------------------------------------------------
September 30, 2001
--------------------------------------------------------------------------------------------
Title Insurance                    $41,218,843            $ 5,023,551           $61,865,185
Exchange Services                      732,910                433,454               312,777
All Other                              512,366                169,009             4,115,324
--------------------------------------------------------------------------------------------
                                   $42,464,119            $ 5,626,014           $66,293,286
--------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ------------------------------------------------------------

          The 2001 Form 10-K and the 2001 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.


          Results of Operations:
          ----------------------
          For the quarter ended September 30, 2002, net premiums written increased 22% to $18,041,421, investment income increased 3% to $680,991, total revenues increased 21% to $19,289,069 and net income increased 34% to $2,146,025, all compared with the same quarter in 2001. Net income per basic and diluted common share increased 35% and 36% to $.85 and $.83, respectively, as compared with the year ago period. For the quarter ended September 30, 2002, the title insurance segment's operating revenues increased 23% versus the third quarter of 2001, while the exchange services segment's revenues increased 16% for the three months ended September 30, 2002 compared with the prior year quarter.

          For the nine months ended September 30, 2002, net premiums written increased 16% to $47,593,343, investment income increased 1% to $2,042,810, revenues increased 16% to $51,450,729, net income increased 39% to $5,394,202, and net income per basic and diluted common share increased 41% and 40% to $2.14 and $2.08, respectively, as compared with the same period in 2001. For the nine months ended September 30, 2002, the title insurance segment's operating revenues increased 17% versus the same period in 2001, while the exchange services segment's operating revenues decreased 22% for the nine months ended September 30, 2002 compared with the same period in 2001.


          Fueled by near 40-year lows in interest rates, mortgage lending in the third quarter rose dramatically. Led by consumer demand for refinancing, the volume of total loan originations is on pace to surpass the previous year's record level. According to the Freddie Mac Weekly Mortgage Rate Survey, the monthly average 30-year fixed mortgage interest rates decreased to 6.69% for the nine months ended September 30, 2002 compared with 7.04% for the nine months ended
          September 30, 2001. The volume of business increased in the third quarter of 2002 as the number of policies and commitments issued rose to 86,589, an increase of 5% compared with 82,322 in the same period in 2001. Policies and commitments issued for the nine months ended September 30, 2002 were 230,172 compared with 215,663 in 2001, an increase of 7%.

          Branch net premiums written as a percentage of total net premiums written were 35% and 38% for the three months ended September 30, 2002 and 2001, respectively, and 36% and 38% for the nine months ended September 30, 2002 and 2001, respectively. Net premiums written from branch operations increased 13% and 34% for the three months ended September 30, 2002 and 2001, respectively, as compared with the same periods in the prior year. For the nine months ended September 30, 2002 and 2001, net premiums written from branch operations increased 10% and 29%, respectively, as compared with the same prior year periods.

          Agency net premiums written as a percentage of total net premiums written were 65% and 62% for the three months ended September 30, 2002 and 2001, respectively, and 64% and 62% for the nine months ended
          September 30, 2002 and 2001, respectively. Agency net premiums increased 28% and 54% for the three months ended September 30, 2002 and 2001, respectively, as compared with the same periods in the prior year. For the nine months ended September 30, 2002 and 2001, net premiums written from agency operations increased 20% and 54%, respectively, as compared with the same prior year periods.

          Shown below is a schedule of premiums written for the nine months ended September 30, 2002 and 2001 in all states and districts where the Company's two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

                                                  2002                    2001
                                                  ----                    ----
                Alabama                       $ 445,882                  $  632
                Arkansas                         39,550                    -
                District of Columbia                250                    -
                Florida                           1,745                    -
                Georgia                          45,182                 218,410
                Illinois                          6,816                    -
                Indiana                         106,159                   1,452
                Iowa                               -                      3,788
                Kentucky                        823,431                    -
                Maryland                      1,029,080                 680,890
                Michigan                      7,478,133               7,812,916
                Minnesota                       873,195               1,069,902
                Mississippi                     695,708                  20,103
                Nebraska                        842,352                 710,497
                New Jersey                       23,130                    -
                New York                      2,356,430               2,411,705
                North Carolina               17,178,141              15,644,222
                Ohio                             26,210                  30,736
                Pennsylvania                  2,677,715               2,309,698
                South Carolina                4,106,633               2,940,957
                Tennessee                     2,369,835               1,699,465
                Virginia                      5,579,815               4,820,625
                West Virginia                 1,183,924                 886,986
                Wisconsin                        10,776                  22,783
                                             -----------            -----------
                Direct Premiums              47,900,092              41,285,767
                Reinsurance Assumed              15,927                  10,412
                Reinsurance Ceded              (322,676)               (261,143)
                                             -----------            -----------
                   Net Premiums             $47,593,343             $41,035,036
                                           =============            ============

          Total operating expenses increased 20% and 12% for the three and nine-month periods ended September 30, 2002 compared with the same periods in 2001. This increase was due primarily to additional commissions relating to increase in premium volume.

          The provision for claims as a percentage of net premiums written was 11% for the three and nine months ended September 30, 2002, versus 12% for the same periods in 2001.

          The provision for income taxes was 31% of income before income taxes for the three months ended September 30, 2002 versus 33% for the same period in 2001. For the nine months ended September 30, 2002 and 2001, the provision for income taxes was 31% of income before income taxes.

          Liquidity and Capital Resources:
          --------------------------------

          Net cash provided by operating activities for the nine months ended September 30, 2002, amounted to $8,113,547 compared with $4,830,087 for the same nine-month period during 2001. The increase is primarily the result of a decrease in receivables and other assets, an increase in net income and a net decrease in noncash adjustments to reconcile net income to net cash, offset by a decrease in the total payables.

          On May 11, 1999, the Board of Directors approved the repurchase of 200,000 shares of the Company's common stock. Pursuant to this approval, the Company repurchased 200,000 shares prior to 2002 at an average price of $12.50 per share including 17,914 shares purchased at an average price of $14.66 in the nine months ended September 30, 2001.

          On May 9, 2000, the Board of Directors approved the repurchase of an additional 500,000 shares of the Company's common stock. Pursuant to this approval, the Company repurchased a total of 37,238 shares at an average price of $15.20, of which 5,054 shares were purchased at an average purchase price of $18.11 in the nine months ended September 30, 2002.

          On May 16, 2001, the Board of Directors approved the 2001 Stock Option and Restricted Stock Plan. Pursuant to the Plan, 250,000 shares of common stock are available. For the nine months ended September 30, 2002, 23,000 options have been granted. As of November 5, 2002, no shares have been issued under this plan.

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

Item. 4.   Controls and Procedures
           -----------------------

          Based on their evaluation of the Company's disclosure controls and procedures, which was completed within 90 days prior to the filing of this report, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and forms. In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures are effective in ensuring that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          ---------------------------------

          (a)  Exhibits
               --------

               (99)(i)   Certification   Pursuant   to   Section   906   of  the
               Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

          (b) Reports on Form  8-K
              --------------------
               There were no reports filed on Form 8-K for this quarter.

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

                                              INVESTORS TITLE COMPANY

                                              By:  /s/ James A. Fine, Jr.
                                                  ----------------------
                                                   James A. Fine, Jr.
                                                   President
                                                  (Chief Financial Officer and
                                                  Chief Accounting Officer)

Dated: November 12, 2002

Certifications

I, J. Allen Fine, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-Q of  Investors  Title
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
      ----------------

/s/ J. Allen Fine
-----------------
J. Allen Fine
Chief Executive Officer

I, James A. Fine, Jr., certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-Q of  Investors  Title
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
      -----------------

/s/ James A. Fine, Jr.
---------------------
James A. Fine, Jr.
Chief Financial Officer