Form 10-K
period 2002-12-31
INVESTORS TITLE CO
filed 2003-03-31
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   for the fiscal year ended December 31, 2002

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            121 North Columbia Street
                        Chapel Hill, North Carolina 27514
                                 (919) 968-2200

          Securities registered pursuant to section 12(b) of the Act:
                                      None

          Securities registered pursuant to section 12(g) of the Act:

                           Common Stock, no par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of the common shares held by non-affiliates was $38,094,868 based on the closing sales price on the NASDAQ National Market System on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2002).

      As of March 20, 2003, there were 2,855,744 common shares of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Investors Title Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference in Parts I, II and IV hereof and portions of Investors Title Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2003 are incorporated by reference in Part III hereof.

SAFE HARBOR STATEMENT

      Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (1) that the demand for title insurance will vary with factors beyond the control of the Company such as changes in mortgage interest rates, availability of mortgage funds, level of real estate activity, cost of real estate, consumer confidence, supply and demand for real estate, inflation and general economic conditions; (2) that losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; (3) that unanticipated adverse changes in securities markets could result in material losses on investments made by the Company; and (4) the dependence of the Company on key management personnel, the loss of whom could have a material adverse affect on the Company's business. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES

                                      INDEX


PART I
Item 1.    Business..............................................................................................1
Item 2.    Properties............................................................................................9
Item 3.    Legal Proceedings.....................................................................................9
Item 4.    Submission of Matters to a Vote of Security Holders...................................................9
Item 4A.   Executive Officers of the Company....................................................................10

PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................................10
Item 6.    Selected Financial Data..............................................................................11
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations................11
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...........................................11
Item 8.    Financial Statements and Supplementary Data..........................................................11
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................11

PART III
Item 10.   Directors and Executive Officers of the Registrant...................................................12
Item 11.   Executive Compensation...............................................................................12
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......12
Item 13.   Certain Relationships and Related Transactions.......................................................12
Item 14.   Controls and Procedures..............................................................................12

PART IV
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................13
Signatures......................................................................................................16
Certifications..................................................................................................17

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Investors Title Company (the "Company") is a holding company that was incorporated in the State of North Carolina in February 1973. The Company became operational on June 24, 1976, when it acquired Investors Title Insurance Company ("ITIC") as a wholly owned subsidiary under a plan of exchange of shares of common stock. On September 30, 1983, the Company acquired Northeast Investors Title Insurance Company ("NE-ITIC"), formerly Investors Title Insurance Company of South Carolina, as a wholly owned subsidiary under a plan of exchange of shares of common stock.

      The Company's executive offices are located at 121 North Columbia Street, Chapel Hill, North Carolina 27514. The Company's telephone number is (919) 968-2200, its facsimile number is (919) 968-2235, and its website address is www.invtitle.com.

      The Company engages primarily in two segments of business. The main business activity is the issuance of title insurance through ITIC and NE-ITIC. The second segment provides tax-free exchange services through its subsidiaries, Investors Title Exchange Corporation and Investors Title Accommodation Corporation. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the Company's operating segments.

      Title Insurance

      Through its two wholly owned subsidiaries, ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer and as a reinsurer for other title insurance companies. Title insurance protects against loss or damage resulting from defects that affect the title to real property. The commitment and policies issued are the standard American Land Title Association approved forms.

      There are two basic types of title insurance policies - one for the mortgage lender and one for the real estate owner. A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender's title insurance policy does not protect the property owner. The property owner needs to purchase an owner's title insurance policy to protect his investment.

      When real property is conveyed from one party to another, occasionally there is a hidden defect in the title or a mistake in a prior deed, will or mortgage that may give a third party a legal claim against such property. If a claim is made against real property, title insurance provides a corporate guarantee against insured defects, pays all legal expenses to eliminate any title defects, pays any claims arising from errors in title examination and recording, and pays any losses arising from hidden defects in title and defects that are not of record. Title insurance provides an assurance that the insurance holder's ownership and use of such property will be defended promptly against claims, at no cost, whether or not the claim is valid.

      A title defect is one of any number of things that could jeopardize the property owner's interest. It could be an unsatisfied mortgage, lien, judgment or other unrecorded claim against the property. It could arise through easements, use restrictions or other existing covenants, or it could be a hidden risk. Title insurance generally protects against four kinds of hidden risks -- errors in the public records such as incorrect information in deeds and mortgages regarding names, signatures and legal descriptions; judgments, liens and mortgages or any other claims against the property or the seller which become the new owner's responsibility after closing, such as unpaid taxes, assessments and other debts to creditors; claims to ownership by the spouse of a former owner or by the "missing heir" of a deceased owner who did not receive his share of the estate; and invalid deeds or other transfers by sellers who did not actually own the property or by previous owners who were minors or not mentally competent.

      ITIC was incorporated in the State of North Carolina on January 28, 1972, and became licensed to write title insurance in the State of North Carolina on February 1, 1972. At present, ITIC mainly writes land title insurance both as a primary insurer and as a reinsurer throughout the eastern and midwestern United States. ITIC is the leading title insurer of North Carolina property and has held this position of most premiums written for nineteen years based on amounts reported to the North Carolina Department of Insurance. ITIC writes title insurance through issuing agents or branch offices in the District of Columbia and the States of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Nebraska, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Wisconsin. In addition to the states in which ITIC currently writes title insurance, it is also licensed to write title insurance in the States of Arizona, Colorado, Connecticut, Delaware, Idaho, Kansas, Louisiana, Maine, Massachusetts, Missouri, Montana, Nevada, North Dakota, Oklahoma, Rhode Island, Texas, Utah, Vermont and Wyoming. Agents issue policies for ITIC and may provide other services such as escrow and settlement services.

      The Settlement Services division of ITIC, which became operational in January 2002, provides a variety of closing-related services to lenders. The services provided by this division include scheduling closings for lenders, preparing HUD statements, paying off existing mortgages and liens, making post-closing disbursements and providing witness closers upon request. By December 31, 2002, Settlement Services was providing closing assistance to lenders in Maryland, Michigan and Virginia, and it anticipates expanding into additional states in 2003. The Settlement Services division derives its income from the fees it charges on a transactional basis, and such fees vary based upon the state in which services are provided.

      NE-ITIC was incorporated in the State of South Carolina on February 23, 1973, and became licensed to write title insurance in that state on November 1, 1973. It currently writes title insurance as a primary insurer and as a reinsurer in the State of New York. NE-ITIC is also licensed to write title insurance in North Carolina and South Carolina.

      Each state license authorizing ITIC or NE-ITIC to write title insurance must be renewed annually. These licenses are necessary for the companies to operate as a title insurer in each state in which they are held and the loss of a license in any state by either company would prevent the company from issuing title insurance in that state.

      In the State of North Carolina, ITIC issues title insurance commitments and policies through its home office and its 27 branch offices that are located throughout North Carolina.

      In the ordinary course of business, ITIC and NE-ITIC reinsure certain risks with other title insurers for the purpose of limiting their exposure. They also assume reinsurance for certain risks of other title insurers for which they receive additional income. For the last three years, reinsurance activities accounted for less than 1% of total premium volume.

      As of December 31, 2002, ITIC had a risk retention limit of $2,000,000, meaning that it assumed primary risks up to $2,000,000. It then reinsured the next $250,000 of risk with NE-ITIC, and all risks above $2,250,000 were reinsured with an unrelated reinsurer.

      As of December 31, 2002, NE-ITIC had a risk retention limit of $250,000, meaning that it assumed primary risks up to $250,000. It then reinsured the next $2,000,000 of risk with ITIC, and all amounts above $2,250,000 were reinsured with an unrelated reinsurer.

      Both ITIC's and NE-ITIC's risk retention limits are self-imposed and are more conservative than state insurance regulations require. ITIC's self-imposed retention of $2,000,000 is only 14.9% of its statutorily permitted retention of $13,398,715. NE-ITIC's self-imposed retention of $250,000 is only 14.6% of its statutorily permitted retention of $1,708,111.

      ITIC's financial stability has been recognized by two Fannie Mae-approved actuarial firms with rating categories of "A Double Prime - unsurpassed financial stability" and "A - strong overall financial condition."

      NE-ITIC's financial stability has been recognized by two Fannie Mae-approved actuarial firms with rating categories of "A Prime - unsurpassed financial stability" and "A+ - strong overall financial condition."

      Exchange Services

      In 1988, the Company established Investors Title Exchange Corporation, a wholly owned subsidiary ("ITEC"), to provide services in connection with tax-free exchanges of like-kind property. ITEC acts as an intermediary in tax-free exchanges of property held for productive use in a trade or business or for investments, and its income is derived from fees for handling exchange transactions.

      The Company established South Carolina Document Preparation Company ("SCDPC") as a wholly owned subsidiary in 1994. In the first quarter of 2001, SCDPC changed its name to Investors Title Accommodation Corporation ("ITAC") and began serving as an exchange accommodation titleholder, offering a vehicle for accomplishing a reverse exchange when a taxpayer must acquire replacement property before selling the relinquished property.

OPERATIONS OF SUBSIDIARIES

      For a description of net premiums written geographically, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

      Title Insurance

      ITIC and NE-ITIC offer primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance premiums written reflect a one-time premium payment, with no recurring premiums. Premiums are recorded and policies or commitments are issued upon receipt of final certificates or preliminary reports with respect to titles. Title insurance commissions earned by the Company's agents are recognized as expense concurrently with premium recognition. See Note 13 of Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the Company's operating segments.

      Exchange Services

      ITEC and ITAC offer services in connection with tax-free exchanges. See
Note 13 of Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the Company's operating segments.

SEASONALITY

      Title Insurance

      Title insurance premiums are closely related to the level of real estate activity and the average price of real estate sales. The availability of funds to finance purchases directly affects real estate sales. Other factors include consumer confidence, economic conditions, supply and demand, mortgage interest rates and family income levels. Historically, the first quarter has the least real estate activity because fewer real estate transactions occur, while the remaining quarters are more active. Refinance activity is generally less seasonal, but it is subject to interest rate volatility. Fluctuations in mortgage interest rates can cause shifts in real estate activity outside of the normal seasonal pattern.

      Exchange Services

      Seasonal factors affecting the level of real estate activity and the volume of title premiums written will also affect the demand for exchange services.

MARKETING

      Title Insurance

      ITIC's marketing plan is based upon providing fast and efficient service in the delivery of title insurance coverage through a home office, branch offices, and issuing agents. In North Carolina, ITIC operates through a home office and 27 branch offices. In South Carolina, ITIC operates through a branch office and issuing agents located conveniently to customers throughout the state. ITIC also writes title insurance policies through issuing agents in the District of Columbia and the States of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Nebraska, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin.

      NE-ITIC currently operates through agency offices in the State of New
York.

      ITIC and NE-ITIC strive to provide superior service to their customers and consider this an important factor in attracting and retaining customers. Branch and corporate personnel strive to develop new business and agency relationships to increase market share. A Commercial Services Division established in the first quarter of 2001 provides services to commercial clients. The Company's marketing efforts are also enhanced through advertising in various periodicals.

      Exchange Services

      Marketing of exchange services offered by ITEC and ITAC has been increasingly incorporated into the marketing of the core title products offered by ITIC and NE-ITIC. ITEC and ITAC are also promoted through the marketing efforts of this division. The Commercial Services Division of ITIC also markets the services offered by ITEC and ITAC to its clients.

CUSTOMERS

      The Company is not dependent upon any single customer or a few customers, and the loss of any single customer would not have a material adverse effect on the Company.

RESERVES

      The total reserve for all reported and unreported losses the Company incurred through December 31, 2002, is represented by the reserve for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.

      Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property. Refer to
Note 6 of Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for a further discussion of reserves.

INSURED RISK ON POLICIES IN FORCE

      Generally, the amount of the insured risk on a title insurance policy is equal to the lesser of the amount of the loan secured by the policy, the purchase price of the insured property or the fair market value of the property. In the event that a claim is made against the property, the insurer is also responsible for paying all legal expenses in connection with defending the insured party and eliminating any title defects affecting the property. The insurer may, however, choose to pay the policy limits to the insured, at which time the insurer's duty to defend the claim is satisfied.

      At any given time, the insurer's actual financial risk is only a portion of the aggregate insured risk of all policies in force. The reduction in risk results in part from the reissuance of title insurance policies by other underwriters when the property is refinanced. An owner's policy is effective only as long as the insured has an ownership interest in the property or has liability under warranties of title. Furthermore, the coverage on a lender's title insurance policy is reduced and eventually terminated as the loan it secures is paid. Due to the variability of these factors, the aggregate contingent liability of the Company and its subsidiaries cannot be determined with any precision.

ENVIRONMENTAL MATTERS

      The title insurance policies ITIC and NE-ITIC currently issue exclude liability for environmental risks and contamination. Although older policies do not specifically exclude such environmental risks, they generally do not provide affirmative coverage for such risks. As a result, the Company does not anticipate that it or its subsidiaries will incur any significant expenses related to environmental claims.

      In connection with effecting tax-free exchanges of like-kind property, ITEC and ITAC may temporarily hold title to property pursuant to an accommodation titleholder agreement. In such situations, the person or entity for which title is being held must execute an indemnification agreement pursuant to which it agrees to indemnify ITEC or ITAC, as appropriate, for any environmental or other claims which may arise as a result of the arrangement.

REGULATIONS

      Title insurance companies are extensively regulated under applicable state laws. The regulatory authorities possess broad powers with respect to the licensing of title insurers and agents, rates, investments, policy forms, financial reporting, reserve requirements, and dividend restrictions, as well as examinations and audits of title insurers. The Company's two insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed.

      ITIC is domiciled in North Carolina and is subject to North Carolina insurance regulations. The North Carolina Department of Insurance typically schedules financial examinations every five years. ITIC was last examined by the North Carolina Department of Insurance for the period January 1, 1995 through December 31, 1999. No material deficiencies were noted in the report.

      NE-ITIC is domiciled in South Carolina and subject to South Carolina insurance regulations. The South Carolina Department of Insurance periodically schedules financial examinations. NE-ITIC was examined by the South Carolina

Department of Insurance for the period January 1, 1998 through December 31, 2000. No material deficiencies were noted in the report.

      In addition to financial examinations, both ITIC and NE-ITIC are subject to market conduct examinations. These audits examine domiciled state activity. ITIC's last market conduct examination commenced on April 19, 1999 for the period January 1, 1996 through December 31, 1998, with no material deficiencies noted. NE-ITIC's last market conduct examination coincided with its financial examination, which commenced on November 19, 2001 for the period January 1, 1998 through December 31, 2000. No material deficiencies were noted for NE-ITIC by the market conduct examiners.

      In accordance with the insurance laws and regulations applicable to title insurance in the State of North Carolina, ITIC has established and maintains a statutory premium reserve for the protection of policyholders. As of December 31, 2002, ITIC's statutory premium reserve was $25,176,594. For years prior to 1999, ITIC reserved an amount equal to 10% of current year premiums written and reduced such amounts annually by 5% beginning one year subsequent to the annual addition. For years after 1998, 10% of direct premiums written plus premiums for reinsurance assumed less premiums for reinsurance ceded is reserved and reduced annually, one year subsequent to the annual addition, over a period of 20 years, as follows: 20% the first year, 10% the second and third year, 5% for years four through ten, 3% for years eleven through fifteen, and 2% for years sixteen through twenty.

      NE-ITIC has established and maintains a statutory premium reserve as required by the insurance laws and regulations of the State of New York. As of December 31, 2002, NE-ITIC's statutory premium reserve was $290,870. NE-ITIC has accumulated a statutory premium reserve equal to $1.50 for each risk assumed under a policy or commitment plus one-eightieth of one percent of the face amount of each commitment or policy. Beginning in the year following the annual addition, the reserve is reduced by 5%.

      These statutory premium reserves are not recorded for financial reporting under accounting principles generally accepted in the United States of America ("GAAP") and changes in the statutory premium reserve have no effect on net income of the Company or its subsidiaries for GAAP reporting purposes.

      The Company is an insurance holding company and therefore it is subject to regulation in the states in which its insurance subsidiaries do business. These regulations, among other things, require insurance holding companies to register and file certain reports and require prior regulatory approval of intercorporate transfers. All states set requirements for admission to do business, including minimum levels of capital and surplus. State insurance departments have broad administrative powers and monitor the stability and service of insurance companies.

      In addition to the financial statements which are required to be filed as part of this report and are prepared on the basis of generally accepted accounting principles, the Company's insurance subsidiaries also prepare financial statements in accordance with statutory accounting principles prescribed or permitted by state regulations. Based upon the latter principles, as of December 31, 2002, ITIC reported $33,496,787 of capital and surplus, and net income of $7,696,548; and NE-ITIC reported $3,416,221 of capital and surplus, and net income of $370,423.

      Both ITIC and NE-ITIC meet the minimum capital and surplus requirements of the states in which they are licensed.

COMPETITION

      Title Insurance

      ITIC currently operates primarily in Michigan, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. ITIC's major competitors are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title Insurance Company, First American Title Insurance Company, Lawyers Title Insurance Corporation, Old Republic National Title Insurance Company and Stewart Title Guaranty Company. Key elements that affect competition are price, expertise, timeliness and quality of service and the financial strength and size of the insurer.

      In addition, there are numerous industry-related regulations and statutes that set out conditions and requirements to conduct business. Changes to or the removal of such regulations and statutes could result in additional competition from alternative title insurance products or new entrants into the industry that could materially affect our business operations and financial condition.

      Exchange Services

      Competition for ITEC and ITAC comes from other title insurance companies as well as some major banks that offer exchange services. Key elements that affect competition are price, expertise, timeliness and quality of service and the financial strength and size of the company.

      The exchange segment is dependent upon current Internal Revenue Service ("IRS") regulations that provide taxpayers a safe harbor by using a qualified intermediary to structure tax-free exchanges of property and using an exchange accommodation titleholder to hold property in reverse exchange transactions. Changes to current IRS regulations could materially affect the Company's operations.

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

      See Note 3 of Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for the major categories of investments, earnings by investment categories, scheduled maturities, amortized cost, and market values of investment securities.

EMPLOYEES

      The Company has no paid employees. NE-ITIC had one full-time paid employee as of December 31, 2002. Officers of the Company are full-time paid employees of ITIC, which had 203 full-time employees and 15 part-time employees as of December 31, 2002.

INTELLECTUAL PROPERTY

      The Company has registered two service marks with the United States Patent and Trademark Office (the "USPTO"). The first mark was registered with the USPTO on September 12, 2000 and the second mark was registered on August 29, 2000. In addition, ITIC registered a service mark with the USPTO on February 3, 1987. In the Company's opinion, the loss of these registrations would not materially affect its business or the business of its subsidiaries.

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

      The Company also owns several parcels and two buildings adjacent to the Company's facility.

      See Note 9 of Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for the amounts of future minimum lease payments. Each of the office facilities occupied by the Company and its subsidiaries are in good condition and adequate for present operations.

ITEM 3. LEGAL PROCEEDINGS

      The Company and its subsidiaries are involved in various routine legal proceedings that are incidental to their business. All of these proceedings arose in the ordinary course of business and, in the Company's opinion, any potential liability of the Company or its subsidiaries with respect to these legal proceedings will not, in the aggregate, be material to the Company's consolidated financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         Following is information regarding the executive officers of the Company as of December 31, 2002. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name                        Age     Position with Registrant   Officer  Since
----                        ---     ------------------------   --------------
J. Allen Fine               68      Chairman,                       1973
                                    Director and
                                    CEO

James A. Fine, Jr.          40      President, Director             1987
                                    and Treasurer

W. Morris Fine              36      Executive Vice                  1992
                                    President, Director
                                    and Secretary

J. Allen Fine has been Chief Executive Officer and Chairman of the Board of the Company since its incorporation in 1973. Mr. Fine also served as President of the Company until May 1997. Mr. Fine is the father of James A. Fine, Jr., President, Treasurer and Director of the Company, and W. Morris Fine, Executive Vice President, Secretary and Director of the Company.

James A. Fine, Jr. was named Vice President of the Company in 1987. In 1997, Mr. Fine was named President and Treasurer and appointed a Director of the Company. James A. Fine, Jr. is the son of J. Allen Fine, Chief Executive Officer and Chairman of the Board of the Company, and the brother of W. Morris Fine, Executive Vice President, Secretary and Director of the Company.

W. Morris Fine was named Vice President of the Company in 1992. In 1993, Mr. Fine was named Treasurer of the Company and served in that capacity until 1997. In 1997, Mr. Fine was named Executive Vice President and Secretary of the Company. In 1999, he was appointed Director of the Company. Morris Fine is the son of J. Allen Fine, Chief Executive Officer and Chairman of the Board of the Company, and the brother of James A. Fine, Jr., President, Treasurer and Director of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The high and low sales prices for the Company's common stock, as reported on the NASDAQ National Market System, and the dividends paid per common share for each quarter in the last two fiscal years are set forth under the caption "Corporate Information" in the 2002 Annual Report to Shareholders and are incorporated by reference in this Form 10-K Annual Report. For a discussion of restrictions limiting the Company's ability to pay dividends on its common stock, refer to the subsection of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Liquidity and Capital Resources" in the 2002 Annual Report to Shareholders, incorporated by reference in this Form 10-K Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data for the last five fiscal years of the Company and its subsidiaries is set forth under the caption "Financial Highlights" in the 2002 Annual Report to Shareholders and is incorporated by reference in this Form 10-K Annual Report. The information should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report to Shareholders, which are incorporated by reference in this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The subsection entitled "Quantitative and Qualitative Disclosures about Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data in the 2002 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.

      The financial statements meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

      The supplementary financial information set forth in "Selected Quarterly Financial Data" in the 2002 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in, nor disagreements with, accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information pertaining to Directors of the Company under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2003 is incorporated by reference in this Form 10-K Annual Report. Other information with respect to executive officers is contained in Part I - Item 4(a) under the caption "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

      Information set forth under the headings "Executive Compensation", "Performance Graph" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2003 is incorporated by reference in this Form 10-K Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information pertaining to securities ownership of certain beneficial owners and management under the heading "Ownership of Stock by Executive Officers and Certain Beneficial Owners" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2003 is incorporated by reference in this Form 10-K Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has nothing to report in response to this Item.

ITEM 14. CONTROLS AND PROCEDURES

      Based on their evaluation of the Company's disclosure controls and procedures, which was completed within 90 days prior to the filing of this report, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and forms. In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures are effective in ensuring that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.

      The following financial statements in the 2002 Annual Report to Shareholders are hereby incorporated by reference in this Form 10-K Annual
Report:

      Consolidated Balance Sheets as of December 31, 2002 and 2001

      Consolidated Statements of Income for the Years Ended December 31, 2002,
        2001 and 2000

      Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 2002, 2001 and 2000

      Consolidated Statements of Comprehensive Income for the Years Ended
        December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flow for the Years Ended December 31,
        2002, 2001 and 2000

      Notes to Consolidated Financial Statements

      Report of Independent Auditors

(a)(2) Financial Statement Schedules.

      Following is a list of financial statement schedules filed as part of this Form 10-K Annual Report:

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

All other schedules are omitted, as the required information either is not applicable, is not required, or is presented in the consolidated financial statements or the notes thereto.

(a)(3)  Exhibits.

Exhibit                                              Incorporated by
Number   Description                                 Reference to
------   -----------                                 ------------

3(i)     Articles of Incorporation                   Exhibit 1 to Form 10,
                                                     dated June 12, 1984

3(ii)    Bylaws - Restated and Amended               Included herewith
         through November 12, 2002

4        Rights Agreement, dated as of November      Exhibit 1 to Form 8-A
         12, 2002, between Investors Title           filed November 15, 2002
         Company and Central Carolina Bank,
         a division of National Bank of Commerce

           Management contracts or compensatory plans or arrangements

10(i)    1993 Incentive Stock Option Plan            Exhibit 10 to Form 10-K
                                                     for the year ended
                                                     December 31, 1993

10(ii)   Employment Agreement dated                  Exhibit 10 to Form 10-K
         February 9, 1984 with                       for the year ended
         J. Allen Fine, Chairman                     December 31, 1985

10(iii)  Form of Incentive Stock Option              Exhibit 10(v) to Form 10-K
         Agreement under 1993 Incentive              for the year ended
         Stock Option Plan                           December 31, 1994

10(iv)   1997 Stock Option and Restricted            Exhibit 10(viii) to Form
         Stock Plan                                  10-K for the year ended
                                                     December 31, 1996

10(v)    Form of Nonqualified Stock Option           Exhibit 10(ix) to Form 10-Q
         Agreement to Non-employee Directors         for the quarter ended
         dated May 13, 1997 under the 1997           June 30, 1997
         Stock Option and Restricted Stock Plan

10(vi)   Form of Nonqualified Stock Option           Exhibit 10(x) to Form 10-K
         Agreement under 1997 Stock Option           for the year ended
         and Restricted Stock Plan                   December 31, 1997

10(vii)  Form of Incentive Stock Option              Exhibit 10(xi) to Form 10-K
         Agreement under 1997 Stock Option           for the year ended
         and Restricted Stock Plan                   December 31, 1997

10(viii) Form of Amendment to Incentive              Exhibit 10(xii) to Form
         Stock Option Agreement between              10-Q for the quarter ended
         Investors Title Company and James           June 30, 2000
         Allen Fine, James Allen Fine, Jr.,
         William Morris Fine, George Abbitt
         Snead, Ralph Nichols Strayhorn, III
         and Raeford Wilder Wall, Jr., respectively

Exhibit                                              Incorporated by
Number   Description                                 Reference to
------   -----------                                 ------------

10(ix)   2001 Stock Option and Restricted            Exhibit 10(xiii) to Form
         Stock Plan                                  10-K for the year ended
                                                     December 31, 2000

13       Portions of 2002 Annual                     Included herewith
         Report to Shareholders
         incorporated by reference
         in this report as set forth
         in Parts I, II and IV hereof

21       Subsidiaries of Registrant                  Included herewith

23       Independent Auditors Consent and            Included herewith
         Report on Schedules

(b) Reports on Form 8-K.

      No reports were filed on Form 8-K during the fourth quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INVESTORS TITLE COMPANY


                              By: /s/J. Allen Fine
                                  ----------------
                                  J. Allen Fine
                      Chairman and Chief Executive Officer
                              Date: March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March, 2003.


/s/J. Allen Fine                                /s/James R. Morton
--------------------------------------------    --------------------------------
J. Allen Fine, Chairman and Chief               James R. Morton, Director
Executive Officer


/s/James A. Fine,  Jr.                          /s/Lillard H. Mount
--------------------------------------------    --------------------------------
James A. Fine, Jr., President, Treasurer and    Lillard H. Mount, Director
Director (Principal Financial Officer and
               Principal Accounting Officer)


/s/W. Morris Fine                               /s/A. Scott Parker III
--------------------------------------------    --------------------------------
W. Morris Fine, Executive Vice President,       A. Scott Parker III, Director
Secretary and Director


/s/David L.  Francis
--------------------------------------------
David L. Francis, Director


/s/Loren B. Harrell, Jr.
--------------------------------------------
Loren B. Harrell, Jr., Director


/s/William J. Kennedy III
--------------------------------------------
William J. Kennedy III, Director


/s/H. Joe King, Jr.
--------------------------------------------
H. Joe King, Jr., Director

                                 Certifications

I, J. Allen Fine, certify that:

1. I have reviewed this annual report on Form 10-K of Investors Title Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


/s/J. Allen Fine
-----------------------
J. Allen Fine
Chief Executive Officer

I, James A. Fine, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Investors Title Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


/s/ James A. Fine, Jr.
-----------------------
James A. Fine, Jr.
Chief Financial Officer

                                                                      SCHEDULE I

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2002

                                                                                      Amount at
                                                                                     which shown
                                                                                       in the
Type of Investment                                        Cost(1)   Market Value   Balance Sheet(2)
                                                          -------   ------------   ----------------

Fixed Maturities:
  Bonds:
    States, municipalities and political
      subdivisions                                     $29,255,117   $31,316,899   $31,134,911
     Public utilities                                      199,439       231,156       231,156
     All other corporate bonds                          13,776,077    15,002,497    15,002,497
  Certificates of deposit                               10,518,165    10,518,165    10,518,165
                                                       -----------   -----------   -----------
      Total fixed maturities                            53,748,798    57,068,717    56,886,729
                                                       -----------   -----------   -----------

Equity Securities:
  Common Stocks:
      Public utilities                                     349,966       588,180       588,180
      Banks, trust and insurance companies                 289,195     1,097,152     1,097,152
      Industrial, miscellaneous and all other            1,676,011     2,020,826     2,020,826
  Nonredeemable preferred stocks                         4,078,117     4,178,770     4,178,770
                                                       -----------   -----------   -----------
      Total equity securities                            6,393,289     7,884,928     7,884,928
                                                       -----------   -----------   -----------

Other Investments                                          564,782                     564,782
                                                       -----------                 -----------
Total investments per the consolidated balance sheet    60,706,869                  65,336,439
                                                       -----------                 -----------

Cash equivalents                                         2,486,871                   2,486,871
                                                       -----------                 -----------
      Total investments                                 63,193,740                  67,823,310
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

                                                                     SCHEDULE II

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                 2002          2001
Assets
  Cash and cash equivalents                                 $   142,038   $   436,014
  Investments in equity securities                               30,000        30,000
  Investments in fixed maturities, available-for-sale         5,036,231     2,025,748
  Other investments                                             385,195            --
  Investments in affiliated companies                        47,741,967    42,928,301
  Other receivables                                             310,778       315,345
  Deferred income taxes, net                                     43,067        44,318
  Prepaid expenses and other assets                              19,641        52,525
  Property, net                                               2,074,844     2,148,622
                                                            -----------   -----------

Total Assets                                                $55,783,761   $47,980,873
                                                            ===========   ===========

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable and accrued liabilities                  $   475,387   $   337,087
  Income taxes payable                                          232,325       390,097
                                                            -----------   -----------
    Total liabilities                                           707,712       727,184
                                                            -----------   -----------

Stockholders' Equity:
  Class A Junior Participating preferred stock - no par value
    (shares authorized 100,000; no shares issued)                    --            --
  Common stock-no par (shares authorized,
    10,000,000; 2,855,744 and 2,855,744 shares issued and
    2,515,804 and 2,516,298 shares outstanding 2002 and
    2001, respectively)                                       1,650,350     1,650,350
  Retained earnings                                          53,400,579    45,592,295
  Accumulated other comprehensive income
     (net of deferred taxes: 2002: $12,939, 2001: $5,689)        25,120        11,044
                                                            -----------   -----------
    Total stockholders' equity                               55,076,049    47,253,689
                                                            -----------   -----------

Total Liabilities and Stockholders' Equity                  $55,783,761   $47,980,873
                                                            ===========   ===========

See notes to condensed financial statements.

                                                                     SCHEDULE II

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                  2002         2001         2000
Revenues:
Investment income - interest and dividends    $   91,619   $   96,624   $   74,105
Rental income                                    516,018      510,132      482,267
Miscellaneous income                               5,017        1,000           45
                                              ----------   ----------   ----------
     Total                                       612,654      607,756      556,417
                                              ----------   ----------   ----------
Operating Expenses:
Office occupancy and operations                  247,244      170,445      148,750
Business development                              24,077       21,928       14,116
Taxes - other than payroll and income             61,107       65,917       66,948
Professional fees                                 63,490       30,191       40,311
Other expenses                                    45,332       43,215       48,939
                                              ----------   ----------   ----------
     Total                                       441,250      331,696      319,064
                                              ----------   ----------   ----------

Equity in Net Income of Affiliated Cos.*       7,991,438    5,850,938    2,988,984
                                              ----------   ----------   ----------
Income Before Income Taxes                     8,162,842    6,126,998    3,226,337
                                              ----------   ----------   ----------
Provision for Income Taxes                        54,000      118,000       85,874
                                              ----------   ----------   ----------
Net Income                                    $8,108,842   $6,008,998   $3,140,463
                                              ==========   ==========   ==========
Basic Earnings per Common Share               $     3.22   $     2.35   $     1.21
                                              ==========   ==========   ==========
Weighted Average Shares Outstanding-Basic      2,517,328    2,554,204    2,594,891
                                              ==========   ==========   ==========
Diluted Earnings Per Common Share             $     3.12   $     2.31   $     1.21
                                              ==========   ==========   ==========
Weighted Average Shares Outstanding-Diluted    2,597,979    2,599,714    2,601,283
                                              ==========   ==========   ==========

* Eliminated in consolidation

See notes to condensed financial statements.

                                                                     SCHEDULE II

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                  2002           2001           2000
Operating Activities:
  Net income                                                                  $ 8,108,842    $ 6,008,998    $ 3,140,463
   Adjustments to reconcile net income to net cash provided
     by operating activities:
         Equity in net earnings of subsidiaries less net dividends received of $3,177,772, $900,000 and $625,000 in 2002, 2001 and
           2000, respectively                                                  (4,813,666)    (4,950,938)    (2,363,984)
         Depreciation                                                              72,467         76,206         72,517
         Amortization, net                                                         11,977             --             --
         Net gain on disposals of property                                           (532)            --             --
         Benefit for deferred income taxes                                         (6,000)       (11,400)        (1,081)
         (Increase) decrease in receivables                                         4,567       (203,869)        (8,465)
         Decrease in income taxes receivable-current                                   --        404,548        442,536
         (Increase) decrease in prepaid expenses                                   32,884        (40,598)         8,270
         Increase (decrease) in accounts payable and accrued liabilities          138,300        193,821         (5,310)
         Increase (decrease) in income taxes payable-current                     (157,772)       390,097             --
                                                                              -----------    -----------    -----------
            Net cash provided by operating activities                           3,391,067      1,866,865      1,284,946
                                                                              -----------    -----------    -----------

Investing Activities:
   Capital contribution to subsidiary                                                  --             --       (600,000)
   Purchases of available-for-sale securities                                  (3,599,096)      (382,526)      (402,073)
   Proceeds from available-for-sale securities                                         --        661,397             --
   Purchases of available-for-sale bonds                                               --     (1,626,489)            --
   Proceeds from available-for-sale bonds                                         597,962             --             --
   Purchases of held-at-cost securities                                          (385,195)            --             --
   Proceeds from the sale of equity securities                                         --         45,000             --
   Purchases of furniture and equipment                                            (8,157)       (11,075)       (34,387)
   Proceeds from the sale of furniture and equiment                                10,000             --             --
                                                                              -----------    -----------    -----------
      Net cash used in investing activities                                    (3,384,486)    (1,313,693)    (1,036,460)
                                                                              -----------    -----------    -----------

Financing Activities:
   Dividends paid (net dividends paid to subsidiary of $42,132 in 2002)          (300,557)      (342,689)      (342,689)
                                                                              -----------    -----------    -----------
      Net cash used in financing activities                                      (300,557)      (342,689)      (342,689)
                                                                              -----------    -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                             (293,976)       210,483        (94,203)
Cash and Cash Equivalents, Beginning of Year                                      436,014        225,531        319,734
                                                                              -----------    -----------    -----------
Cash and Cash Equivalents, End of Year                                        $   142,038    $   436,014    $   225,531
                                                                              ===========    ===========    ===========

Supplemental Disclosures:
Cash Paid (Refunded) During the Year For:
   Income Taxes                                                               $   217,772    $  (109,359)   $   490,592
                                                                              ===========    ===========    ===========

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

2. Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

         Subsidiaries                                  2002        2001       2000
                                                    ----------   --------   --------

      Investors Title Insurance Company *           $2,857,772   $350,000   $350,000
      Northeast Investors Title Insurance Company           --         --         --
      Investors Title Exchange Corporation             160,000    550,000    275,000
      Investors Title Accommodation Corporation        100,000         --         --
      Investors Title Management Services, Inc.         60,000         --         --
                                                    ----------   --------   --------
                                                    $3,177,772   $900,000   $625,000
                                                    ==========   ========   ========

* Total dividends of $2,899,904 paid to the Parent Company, netted with dividends of $42,132 received from the Parent.

                                                                    SCHEDULE III

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
              For the Years Ended December 31, 2002, 2001 and 2000

                                  Future
                                  Policy                 Other
                                 Benefits,              Policy
                    Deferred      Losses,               Claims
                     Policy       Claims                  and        Net
                   Acquisition   and Loss   Unearned   Benefits    Premium
     Segment          Cost       Expenses   Premiums    Payable    Revenue
                  -----------  -----------  --------  ---------  -----------
Year Ended
December 31, 2002
Title Insurance        --      $25,630,000     --     $ 401,040  $67,693,617
Exchange Services      --               --     --            --           --
All Other              --               --     --            --           --
                  -----------  -----------  --------  ---------  -----------
                       --      $25,630,000     --     $ 401,040  $67,693,617
                  ===========  ===========  ========  =========  ===========

Year Ended
December 31, 2001
Title Insurance        --      $21,460,000     --     $ 281,961  $59,480,545
Exchange Services      --               --     --            --           --
All Other              --               --     --            --           --
                  -----------  -----------  --------  ---------  -----------
                       --      $21,460,000     --     $ 281,961  $59,480,545
                  ===========  ===========  ========  =========  ===========

Year Ended
December 31, 2000
Title Insurance        --      $17,944,665     --     $ 222,748  $37,690,752
Exchange Services      --               --     --            --           --
All Other              --               --     --            --           --
                  -----------  -----------  --------  ---------  -----------
                       --      $17,944,665     --     $ 222,748  $37,690,752
                  ===========  ===========  ========  =========  ===========
                                  Benefits    Amortization
                                   Claims,     of Deferred
                       Net       Losses and      Policy         Other
                    Investment   Settlement    Acquisition    Operating    Premiums
     Segment          Income      Expenses       Costs        Expenses     Written
                   -----------   ----------    --------      ------------  -------

Year Ended
December 31, 2002
Title Insurance    $ 2,706,886  $ 6,871,822       --         $ 53,167,680    N/A
Exchange Services        6,115           --       --              441,386    N/A
All Other               93,807           --       --            1,097,610    N/A
                   -----------   ----------    --------      ------------
                   $ 2,806,808  $ 6,871,822       --         $ 54,706,676
                   ===========  ===========    ========      ============

Year Ended
December 31, 2001
Title Insurance    $ 2,626,053  $ 6,786,263       --         $ 47,449,615    N/A
Exchange Services       16,245           --       --              433,811    N/A
All Other               97,982           --       --            1,063,758    N/A
                   -----------   ----------    --------      ------------
                   $ 2,740,280  $ 6,786,263       --         $ 48,947,184
                   ===========  ===========    ========      ============

Year Ended
December 31, 2000
Title Insurance    $ 2,436,561  $ 5,865,355       --         $ 31,060,289    N/A
Exchange Services       17,478           --       --              225,330    N/A
All Other               74,104           --       --              818,331    N/A
                   -----------   ----------    --------      ------------
                   $ 2,528,143  $ 5,865,355       --         $ 32,103,950
                   ===========  ===========    ========      ============

                                                                     SCHEDULE IV

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                                   REINSURANCE
              For the Years Ended December 31, 2002, 2001 and 2000

                                    Ceded to     Assumed from                 Percentage of
                       Gross         Other           Other         Net           Amount
                      Amount       Companies       Companies     Amount       Assumed to Net
                      ------       ---------       ---------     ------       --------------

YEAR ENDED
DECEMBER 31, 2002
Title Insurance     $68,021,272    $ 348,395       $ 20,740      $67,693,617     0.03%

YEAR ENDED
DECEMBER 31, 2001
Title Insurance     $59,799,379    $ 340,228       $ 21,394      $59,480,545     0.04%

YEAR ENDED
DECEMBER 31, 2000
Title Insurance     $38,020,917    $ 362,528       $ 32,363      $37,690,752     0.09%

                                                                      SCHEDULE V

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2002, 2001 and 2000

                              Balance at         Additions        Additions Charged
                              Beginning         Charged to             to Other          Deductions-       Balance at
Description                   of Period      Costs and Expenses   Accounts - Describe     describe*      End of Period
                              ---------      ------------------   -------------------     ---------      -------------

2002
Premiums Receivable
Valuation Provision         $ 1,405,000         $ 4,600,806         $     --             $(4,205,806)      $ 1,800,000

Reserves for
Claims                      $21,460,000         $ 6,871,822         $     --             $(2,701,822)      $25,630,000

2001
Premiums Receivable
Valuation Provision         $   725,000         $ 3,484,380         $     --             $(2,804,380)      $ 1,405,000

Reserves for
Claims                      $17,944,665         $ 6,786,263         $     --             $(3,270,928)      $21,460,000


2000
Premiums Receivable
Valuation Provision         $   775,000         $ 2,219,190         $     --             $(2,269,190)      $   725,000

Reserves for
Claims                      $15,864,665         $ 5,865,355         $     --             $(3,785,355)      $17,944,665

*Cancelled premiums and change in allowance for bad debts

*Payments of claims, net of recoveries