Form 10-Q
period 2003-03-31
INVESTORS TITLE CO
filed 2003-05-14
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2003
                                ----------------
                     OR

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
                        Yes X         No
                           ---          ---
Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                               ---     ---
As of May 1, 2003, there were 2,855,744 outstanding shares of common stock of Investors Title Company, including 365,447 shares held by Investors Title Insurance Company, a wholly-owned subsidiary of Investors Title Company.

                            INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of March 31, 2003
          and December 31, 2002..............................................1

          Consolidated Statements of Income:
          Three Months Ended March 31, 2003 and 2002.........................2

          Consolidated Statements of Cash Flows:
          Three Months Ended March 31, 2003 and 2002.........................3

          Notes to Consolidated Financial Statements.........................4


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........10

Item 4.  Controls and Procedures.............................................10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................10


SIGNATURES...................................................................11

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
           ---------------------
                    Investors Title Company and Subsidiaries
                           Consolidated Balance Sheets
                   As of March 31, 2003 and December 31, 2002

                                                                           March 31, 2003            December 31, 2002
                                                                          ---------------------------------------------

(Unaudited) (Audited)
Assets
  Cash and cash equivalents                                                $       5,289,205      $    3,781,961

  Investments in securities:
     Fixed maturities:
       Held-to-maturity, at amortized cost                                         4,191,196           4,395,081
       Available-for-sale, at fair value                                          51,988,574          52,491,648
     Equity securities, at fair value                                              7,761,187           7,884,928
     Other investments                                                             1,047,159             564,782
                                                                             ----------------       -------------
        Total investments                                                         64,988,116          65,336,439

  Premiums receivable, less allowance for doubtful accounts of                     8,052,168           7,949,904
     $1,875,000 and $1,800,000 for 2003 and 2002, respectively
  Accrued interest and dividends                                                     652,101             720,902
  Prepaid expenses and other assets                                                  927,799           1,095,230
  Property acquired in settlement of claims                                          759,431             749,562
  Property, net                                                                    4,099,541           4,109,885
  Deferred income taxes, net                                                         681,540             893,263
                                                                             ----------------       -------------
Total Assets                                                               $      85,449,901      $   84,637,146
                                                                             ================       =============

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for claims (Note 2)                                             $      26,075,000      $   25,630,000
  Accounts payable and accrued liabilities                                         2,622,944           4,780,865
  Commissions and reinsurance payables                                               298,871             401,040
  Premium taxes payable                                                              413,530             268,972
  Current income taxes payable                                                       997,963             888,085
                                                                             ----------------       -------------
      Total liabilities                                                           30,408,308          31,968,962
                                                                             ----------------       -------------

Stockholders' Equity:
  Class A Junior Participating preferred stock
     (shares authorized 100,000; no shares issued)                                         -                   -
  Common stock-no par value (shares authorized 10,000,000;
  2,510,379 and 2,515,804 shares issued and outstanding 2003 and 2002, respectively, excluding 345,365 and 339,940 shares 2003 and 2002,
  respectively, of common stock held by the Company's subsidiary)                          1                   1
  Retained earnings                                                               52,008,343          49,613,044
  Accumulated other comprehensive income, net of deferred taxes of
    $1,563,154 and $1,574,431 for 2003 and 2002, respectively (Note 3)             3,033,249           3,055,139
                                                                              ----------------       -------------
      Total stockholders' equity                                                  55,041,593          52,668,184
                                                                              ----------------       -------------
Total Liabilities and Stockholders' Equity                                 $      85,449,901      $   84,637,146
                                                                              ================       =============


See notes to consolidated financial statements.

                    Investors Title Company and Subsidiaries
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                             2003                          2002
                                                                          -----------                   ----------
Revenues:
       Underwriting income:
            Premiums written                                      $        19,840,174            $       14,783,848
            Less-premiums for reinsurance ceded                                97,189                       103,123
                                                                          -----------                   -----------
            Net premiums written                                           19,742,985                    14,680,725
       Investment income - interest and dividends                             674,578                       669,038
       Net realized gain on sales of investments                               23,047                       285,807
       Other                                                                  662,833                       434,003
                                                                          -----------                   -----------
            Total                                                          21,103,443                    16,069,573
                                                                          -----------                   -----------
Operating Expenses:
       Commissions to agents                                                9,392,790                     7,009,679
       Provision for claims (Note 2)                                        2,083,038                     1,679,411
       Salaries, employee benefits and payroll taxes                        3,547,057                     2,938,591
       Office occupancy and operations                                      1,097,116                     1,200,397
       Business development                                                   380,952                       388,121
       Taxes, other than payroll and income                                    54,123                        76,237
       Premium and retaliatory taxes                                          421,286                       329,766
       Professional fees                                                      207,344                       210,255
       Other                                                                  126,931                        37,937
                                                                          -----------                   -----------
            Total                                                          17,310,637                    13,870,394
                                                                          -----------                   -----------
Income Before Income Taxes                                                  3,792,806                     2,199,179
Provision For Income Taxes                                                  1,184,245                       652,000
                                                                          -----------                   -----------
Net Income                                                        $         2,608,561            $        1,547,179
                                                                          ===========                   ===========
Basic Earnings Per Common Share (Note 4)                          $              1.04            $             0.61
                                                                          ===========                   ===========
Weighted Average Shares Outstanding - Basic (Note 4)                        2,513,507                     2,516,555
                                                                          ===========                   ===========
Diluted Earnings Per Common Share (Note 4)                        $              1.00            $             0.60
                                                                          ===========                   ===========
Weighted Average Shares Outstanding - Diluted (Note 4)                      2,610,242                     2,585,773
                                                                          ===========                   ===========
Dividends Paid                                                    $            75,471            $           73,904
                                                                          ===========                   ===========
Dividends Per Share                                               $              0.03            $             0.03
                                                                          ===========                   ===========


See notes to consolidated financial statements.

               Investors Title Company and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                  2003                   2002
                                                            ------------------     ------------------
Operating Activities:
Net income                                                        $ 2,608,561            $ 1,547,179
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                  198,341                280,317
        Amortization, net                                               5,867                  5,372
        Issuance of common stock in payment of bonuses and fees         5,014                 27,338
        Provision for losses on premiums receivable                    75,000                      -
        Net loss on disposals of property                               2,128                  2,320
        Net realized gain on sales of investments                     (23,047)              (285,807)
        Provision (benefit) for deferred income taxes                 223,000                (84,400)
  Changes in assets and liabilities:
        Decrease in receivables and other assets                       49,099              1,121,530
        Decrease in accounts payable and accrued liabilities       (2,157,921)              (942,952)
        Increase (decrease) in commissions and reinsurance
         payables                                                    (102,169)                 2,751
        Increase (decrease) in premium taxes payable                  144,558               (171,974)
        Increase in current income taxes payable                      109,878                620,914
        Provision for claims                                        2,083,038              1,679,411
        Payments of claims, net of recoveries                      (1,638,038)              (887,411)
                                                            ------------------     ------------------
    Net cash provided by operating activities                       1,583,309              2,914,588
                                                            ------------------     ------------------

Investing Activities:
  Purchases of available-for-sale securities                       (2,317,518)            (4,160,011)
  Purchases of held-to-maturity securities                             (3,035)              (162,470)
  Purchases of other securities                                      (486,000)              (257,800)
  Proceeds from sales of available-for-sale securities              2,928,643              2,676,095
  Proceeds from sales of held-to-maturity securities                  205,000                258,750
  Proceeds from other securities                                        5,246                      -
  Purchases of property                                              (190,310)               (73,988)
  Proceeds from sales of property                                         185                    665
                                                            ------------------     ------------------
    Net cash provided by (used in) investing activities               142,211             (1,718,759)
                                                            ------------------     ------------------

Financing Activities:
  Repurchases of common stock                                        (174,691)               (14,354)
  Exercise of options                                                  31,886                    890
  Dividends paid                                                      (75,471)               (73,904)
                                                            ------------------     ------------------
    Net cash used in financing activities                            (218,276)               (87,368)
                                                            ------------------     ------------------

Net Increase in Cash and Cash Equivalents                           1,507,244              1,108,461
Cash and Cash Equivalents, Beginning of Year                        3,781,961              3,069,929
                                                            ------------------     ------------------
Cash and Cash Equivalents, End of Period                          $ 5,289,205            $ 4,178,390
                                                            ==================     ==================

Supplemental Disclosures:
Cash Paid During the Year for:
    Income Taxes, net of refunds                                    $ 862,000              $ 118,000
                                                            ==================     ==================

Noncash Financing Activities:
Bonuses and fees totaling $5,014 and $27,338 were paid for the three months ended March 31, 2003 and 2002, respectively, by issuance of the Company's common stock.


See notes to consolidated financial statements.

                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                 March 31, 2003
                                   (Unaudited)

Note 1 - Basis of Presentation
------------------------------
Reference should be made to the "Notes to Consolidated Financial Statements" of the Company's Annual Report to Shareholders for the year ended December 31, 2002 for a complete description of the Company's significant accounting policies.

Principles of consolidation - The unaudited consolidated financial statements include the accounts and operations of Investors Title Company and its subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all necessary adjustments have been reflected for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements. All such adjustments are of a normal recurring nature.

Reclassification - Certain 2002 amounts have been reclassified to conform to 2003 classifications.

Earnings per share - Basic net income per share information is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period.

Recent Accounting Pronouncements - In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement had no material impact on the financial statements.

FASB Interpretation No. 45, Guarantor's Accounting and Disclosures Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, became effective on December 31, 2002. This Interpretation addresses the disclosure requirements for guarantees and indemnification agreements entered into by the entity. The implementation of this pronouncement did not have any effect on the Company's financial statements.

Stock-Based Compensation - The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock at the grant date, the difference between the fair value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123, which together require compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company's net income and diluted net income per common share would have been the pro forma amounts indicated in the following table:


                                                         For the Three-Month Periods Ended
                                                                      March 31
                                                       ---------------------------------------
                                                                 2003               2002
                                                       ---------------------------------------

         Net income as reported                               $ 2,608,561        $ 1,547,179
         Less:  Total stock-based employee
                compensation expense determined
                under fair value based method for
                all awards, net of related tax effects            (37,913)           (29,504)
                                                       ---------------------------------------
         Pro forma net income                                 $ 2,570,648        $ 1,517,675
                                                             ==============      ============
         Net income per share:
                Basic - as reported                             $    1.04          $    0.61
                Basic - pro forma                               $    1.02          $    0.60

                Diluted - as reported                           $    1.00          $    0.60
                Diluted - pro forma                             $    0.98          $    0.59

                                        5

Note 2 - Reserves for Claims
----------------------------

Transactions in the reserves for claims for the three months ended March 31, 2003 and the twelve months ended December 31, 2002 were as follows:

                                                                March 31, 2003             December 31, 2002
                                                             ----------------------     ---------------------------
         Balance, beginning of year                             $ 25,630,000                  $ 21,460,000
         Provision, charged to operations                          2,083,038                     6,871,822
         Payments of claims, net of recoveries                    (1,638,038)                   (2,701,822)
                                                               --------------                 -------------
         Ending balance                                         $ 26,075,000                  $ 25,630,000
                                                               ==============                 =============

In management's opinion, the reserves are adequate to cover claim losses which might result from pending and possible claims.

Note 3 - Comprehensive Income
-----------------------------

Total comprehensive income for the three months ended March 31, 2003 and 2002 was $2,586,671 and $1,300,961, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share
----------------------------------

Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 96,735 and 69,218 for the three months ended March 31, 2003 and 2002, respectively. Options to purchase 313,021 and 288,566 shares of common stock were outstanding for the three months ended March 31, 2003 and 2002, respectively. Of the total options outstanding, 60,436 and 54,686 options were not included in the computation of diluted EPS for the three months ended March 31, 2003 and 2002, respectively because the options' exercise prices were greater than the average market price of the common shares.

Note 5 - Segment Information
----------------------------

                                                                                   Income
           Three Months                                    Operating               Before
           Ended                                           Revenues             Income Taxes             Assets
           ---------------------------------------------------------------------------------------------------------
           March 31, 2003
           ---------------------------------------------------------------------------------------------------------
           Title Insurance                                 $20,066,446           $ 3,733,657           $78,237,765
           Exchange Services                                   101,089               (34,880)              336,576
           All Other                                           238,283                94,029             6,875,560
           ---------------------------------------------------------------------------------------------------------
                                                           $20,405,818           $ 3,792,806           $85,449,901
           ---------------------------------------------------------------------------------------------------------
           March 31, 2002
           ---------------------------------------------------------------------------------------------------------
           Title Insurance                                 $14,823,720           $ 2,147,332           $66,951,379
           Exchange Services                                   106,255               (20,302)              242,881
           All Other                                           184,753                72,149             4,567,110
           ---------------------------------------------------------------------------------------------------------
                                                           $15,114,728           $ 2,199,179           $71,761,370
           ---------------------------------------------------------------------------------------------------------

Operating revenues represent net premiums written and other revenues, excluding investment income and net realized gain on sales of investments.

Note 6 - Commitments and Contingencies
--------------------------------------

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

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

The Company's 2002 Form 10-K and 2002 Annual Report to Shareholders should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

Critical Accounting Policies:
------------------------------

During the quarter ended March 31, 2003, the Company made no changes in its critical accounting policies as previously disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations:
----------------------

For the quarter ended March 31, 2003, net premiums written increased 34% to $19,742,985, investment income increased 1% to $674,578, revenues increased 31% to $21,103,443 and net income increased 69% to $2,608,561, all compared with the same quarter in 2002. Net income per basic and diluted common share increased 70% and 67%, respectively, to $1.04 and $1.00, as compared with the same prior year period. For the quarter ended March 31, 2003, the title insurance segment's operating revenues increased 35% versus the first three months of 2002, while the exchange services segment's revenues decreased 5% for the three months ended March 31, 2003, compared with the same quarter in 2002.

Operating results continued to be driven by low interest rates and ongoing strength in mortgage lending. Mortgage interest rates drifted lower from the levels of the previous quarter supporting strong demand for both refinancing and home sales in the face of a sluggish economy. According to the Freddie Mac Weekly Mortgage Rate Survey, the monthly average 30-year fixed mortgage interest rates decreased to an average of 5.84% for the quarter ended March 31, 2003, compared with 6.97% for the quarter ended March 31, 2002. The volume of business increased in the first quarter of 2003 as the number of policies and commitments issued rose to 98,227, an increase of 34.4% compared with 73,082 in the same period in 2002.

Branch net premiums written as a percentage of total net premiums written were 36% for both the three months ended March 31, 2003 and 2002. Net premiums written from branch operations increased 34% and 22% for the three months ended March 31, 2003 and 2002, respectively, as compared with the same period in the prior year.

Agency net premiums written as a percentage of total net premiums written were 64% for both the three months ended March 31, 2003 and 2002. Agency net premiums increased 35% and 32% for the three months ended March 31, 2003 and 2002, respectively, as compared with the same period in the prior year.

Shown below is a schedule of premiums written for the three months ended March 31, 2003 and 2002 in all states in which the Company's two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:


                State                                      2003                       2002
                -----                                      ----                       ----
                Alabama                                 $ 283,964                  $ 144,395
                Arkansas                                   12,018                          -
                District of Columbia                        3,025                          -
                Florida                                    14,980                          -
                Georgia                                    (9,487)                   (33,505)
                Illinois                                  313,331                          -
                Indiana                                    86,965                      2,984
                Kentucky                                  431,100                    257,156
                Louisiana                                   1,204                          -
                Maryland                                  404,913                    300,362
                Michigan                                1,896,418                  2,227,176
                Minnesota                                 607,769                    392,241
                Mississippi                               237,484                    223,025
                Missouri                                    6,582                          -
                Nebraska                                  494,856                    200,666
                New Jersey                                 17,084                      3,545
                New York                                1,412,888                    825,582
                North Carolina                          7,067,357                  5,229,578
                Ohio                                       24,286                      1,440
                Pennsylvania                            1,563,339                    916,885
                South Carolina                          1,572,149                  1,127,063
                Tennessee                                 925,698                    737,215
                Virginia                                2,024,708                  1,831,338
                West Virginia                             444,058                    382,719
                Wisconsin                                    (100)                     3,330
                                               ---------------------      ---------------------
                   Direct Premiums                     19,836,589                 14,773,195
                Reinsurance Assumed                         3,585                     10,653
                Reinsurance Ceded                         (97,189)                  (103,123)
                                               ---------------------      ---------------------
                   Net Premiums                       $19,742,985                $14,680,725
                                               =====================      =====================

Total operating expenses increased 25% for the three-month period ended March 31, 2003, compared with the same period in 2002. This was due primarily to an increase in commission expense as a result of increased business from agent sources. The increase in volume of premiums and costs associated with entering and supporting new markets also contributed to the increase in operating expenses.

The provision for claims as a percentage of net premiums written was 10.55% for the three months ended March 31, 2003, versus 11.44% for the same period in 2002. The decrease in the percentage of the provision for claims to net premiums written is primarily the result of improved claims experience.

The provision for income taxes was 31.22% of income before income taxes for the three months ended March 31, 2003, versus 29.65% for the same period in 2002. The increase in the tax provision was primarily due to a lower mix of tax-exempt investment income to taxable income in 2003 compared with 2002.

Liquidity and Capital Resources:
--------------------------------

Net cash provided by operating activities for the three months ended March 31, 2003, amounted to $1,578,295 compared with $2,887,250 for the same three-month period of 2002. The decrease is primarily the result of a decrease in accounts payable and accrued liabilities, primarily due to the payment of accrued bonuses and retirement contributions, and an increase in payments of claims, net of recoveries offset by an increase in net income.

On May 9, 2000, the Board of Directors approved the repurchase of 500,000 shares of the Company's common stock. Pursuant to this approval, the Company repurchased 59,172 shares at an average price of $17.06 per share. For the three months ended March 31, 2003 and 2002, a total of 7,854 and 775 shares at an average price of $22.24 and $18.52 per share, respectively, were repurchased.

During the three months ended March 31, 2003, the Company repurchased common stock for $174,691 and issued common stock totaling $36,900 in satisfaction of stock option exercises, stock bonuses and other stock issuances.

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

Safe Harbor Statement
---------------------

Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (1) that the demand for title insurance will vary due to factors beyond the control of the Company such as changes in mortgage interest rates, availability of mortgage funds, level of real estate activity, cost of real estate, consumer confidence, supply and demand for real estate, inflation and general economic conditions; (2) that losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; (3) that unanticipated adverse changes in securities markets could result in material losses on investments made by the Company; and (4) the

Company's dependence on key management personnel, the loss of whom could have a material adverse effect on the Company's business. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Company's market risk exposure has not changed materially from the exposure as disclosed in the Company's 2002 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
         -----------------------

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


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a)      Exhibits

     3(iv)  Articles of Amendment to Articles of Incorporation

     99(i) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

     During the quarterly period covered by this report, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed in its behalf by the undersigned hereunto duly authorized.

                               INVESTORS TITLE COMPANY

                               By:  /s/ James A. Fine, Jr.
                                   ----------------------
                                   James A. Fine, Jr.
                                   President, Principal Financial Officer and
                                   Principal Accounting Officer

Dated: May 14, 2003