Form 10-Q
period 2003-06-30
INVESTORS TITLE CO
filed 2003-08-13
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -----------------


                         Commission File Number: 0-11774

                             INVESTORS TITLE COMPANY
             (Exact name of registrant as specified in its charter)


     North Carolina                                      56-1110199
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

          121 North Columbia Street, Chapel Hill, North Carolina 27514
          ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

         As of August 1, 2003, there were 2,855,744 outstanding shares of common stock of Investors Title Company, including 352,517 shares held by Investors Title Insurance Company, a wholly owned subsidiary of Investors Title Company.

                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES

                                      INDEX
                                      -----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002...............1

           Consolidated Statements of Income for the Three and Six Months Ended
                   June 30, 2003 and 2002......................................................2

           Consolidated Statements of Cash Flows for the Six Months Ended
                   June 30, 2003 and 2002......................................................3

           Notes to Consolidated Financial Statements .........................................4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...................................................................8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ........................12

Item 4.    Controls and Procedures............................................................12


PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders................................13

Item 5.    Other Information..................................................................13

Item 6.    Exhibits and Reports on Form 8-K...................................................13


SIGNATURES....................................................................................14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                                       Investors Title Company and Subsidiaries
                                              Consolidated Balance Sheets
                                       As of June 30, 2003 and December 31, 2002


                                                                                      June 30, 2003   December 31, 2002
                                                                                      --------------  ------------------
                                                                                       (Unaudited)        (Audited)
Assets
  Cash and cash equivalents                                                          $    9,826,555  $       3,781,961

  Investments in securities:
     Fixed maturities:
       Held-to-maturity, at amortized cost                                                3,818,218          4,395,081
       Available-for-sale, at fair value                                                 50,588,858         52,491,648
     Equity securities, at fair value                                                     8,075,922          7,884,928
     Other investments                                                                    1,106,990            564,782
                                                                                      --------------  -----------------
        Total investments                                                                63,589,988         65,336,439

  Premiums receivable (less allowance for doubtful accounts of
     $2,475,000 and $1,800,000 for 2003 and 2002, respectively)                           9,758,431          7,949,904
  Accrued interest and dividends                                                            674,478            720,902
  Prepaid expenses and other assets                                                         988,606          1,095,230
  Property acquired in settlement of claims                                                 771,687            749,562
  Property, net                                                                           4,189,690          4,109,885
  Deferred income taxes, net                                                                633,577            893,263
                                                                                      --------------  -----------------

Total Assets                                                                         $   90,433,012  $      84,637,146
                                                                                      ==============  =================

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for claims (Note 2)                                                       $   27,522,000  $      25,630,000
  Accounts payable and accrued liabilities                                                3,223,177          4,780,865
  Commissions and reinsurance payables                                                      390,747            401,040
  Premium taxes payable                                                                     234,423            268,972
  Current income taxes payable                                                              809,463            888,085
                                                                                      --------------  -----------------
      Total liabilities                                                                  32,179,810         31,968,962
                                                                                      --------------  -----------------

Commitments and Contingencies (Note 6)

Stockholders' Equity:
  Class A Junior Participating preferred stock (shares authorized 100,000; no shares
   issued)                                                                                        -                  -
  Common stock-no par value (shares authorized 10,000,000;
     2,498,939 and 2,515,804 shares issued and outstanding 2003 and 2002, respectively, excluding 356,805 and 339,940 shares 2003 and 2002,
     respectively, of common stock held by the Company's subsidiary)                              1                  1
  Retained earnings                                                                      54,627,963         49,613,044
  Accumulated other comprehensive income, net of deferred taxes of
    $1,868,117 and $1,574,431 for 2003 and 2002, respectively (Note 3)                    3,625,238          3,055,139
                                                                                      --------------  -----------------
      Total stockholders' equity                                                         58,253,202         52,668,184
                                                                                      --------------  -----------------

Total Liabilities and Stockholders' Equity                                           $   90,433,012  $      84,637,146
                                                                                      ==============  =================


See notes to consolidated financial statements.



                                        Investors Title Company and Subsidiaries
                                           Consolidated Statements of Income
                               For the Three and Six Months Ended June 30, 2003 and 2002
                                                      (Unaudited)



                                                                              For The Three            For The Six
                                                                              Months Ended            Months Ended
                                                                                 June 30                 June 30
                                                                         ----------------------- -----------------------
                                                                               2003        2002        2003        2002
                                                                         ----------- ----------- ----------- -----------
Revenues:
    Underwriting income:
       Premiums written                                                 $23,415,757 $14,997,015 $43,180,931 $29,780,863
       Less - premiums for reinsurance ceded                                 93,128     125,818     190,317     228,941
                                                                         ----------- ----------- ----------- -----------
           Net premiums written                                          23,322,629  14,871,197  42,990,614  29,551,922
     Investment income - interest and dividends                             679,857     692,781   1,354,435   1,361,819
     Net realized gain on sales of investments                               41,867       5,043      64,914     290,850
     Other                                                                1,135,290     523,066   1,798,123     957,069
                                                                         ----------- ----------- ----------- -----------
          Total                                                          25,179,643  16,092,087  46,208,086  32,161,660
                                                                         ----------- ----------- ----------- -----------

Operating Expenses:
      Commissions to agents                                              11,462,988   6,767,083  20,855,778  13,776,762
      Provision for claims (Note 2)                                       2,687,693   1,703,640   4,770,731   3,383,051
      Salaries, employee benefits and payroll taxes                       3,708,942   2,729,169   7,255,999   5,667,760
      Office occupancy and operations                                     1,365,677   1,270,795   2,462,793   2,471,192
      Business development                                                  402,204     448,759     783,156     836,880
      Taxes, other than payroll and income                                  121,159     115,357     175,282     191,594
      Premium and retaliatory taxes                                         462,819     304,092     884,105     633,858
      Professional fees                                                     250,795     190,251     458,139     400,506
      Other                                                                 147,914      67,343     199,845     105,280
                                                                         ----------- ----------- ----------- -----------
         Total                                                           20,610,191  13,596,489  37,845,828  27,466,883
                                                                         ----------- ----------- ----------- -----------

Income Before Income Taxes                                                4,569,452   2,495,598   8,362,258   4,694,777
                                                                         ----------- ----------- ----------- -----------

Provision For Income Taxes                                                1,482,000     794,600   2,666,245   1,446,600
                                                                         ----------- ----------- ----------- -----------

Net Income                                                              $ 3,087,452 $ 1,700,998 $ 5,696,013 $ 3,248,177
                                                                         =========== =========== =========== ===========

Basic Earnings Per Common Share (Note 4)                                $      1.24 $      0.68 $      2.27 $      1.29
                                                                         =========== =========== =========== ===========

Weighted Average Shares Outstanding - Basic (Note 4)                      2,494,036   2,517,739   2,503,773   2,517,148
                                                                         =========== =========== =========== ===========

Diluted Earnings Per Common Share (Note 4)                              $      1.18 $      0.65 $      2.18 $      1.25
                                                                         =========== =========== =========== ===========

Weighted Average Shares Outstanding - Diluted (Note 4)                    2,619,743   2,600,191   2,616,098   2,593,565
                                                                         =========== =========== =========== ===========

Dividends Paid                                                          $    74,708 $    77,170 $   150,179 $   151,074
                                                                         =========== =========== =========== ===========

Dividends Per Share                                                     $      0.03 $      0.03 $      0.06 $      0.06
                                                                         =========== =========== =========== ===========


See notes to consolidated financial statements.

                   Investors Title Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2003 and 2002
                                  (Unaudited)

                                                  2003               2002
                                              --------------    ---------------
Operating Activities:
Net income                                       $5,696,013         $3,248,177
  Adjustments to reconcile net income to net
   cash provided by operating activities:
        Depreciation                                399,390            497,858
        Amortization, net                            12,888             14,867
        Issuance of common stock in payment of
         bonuses and fees                            31,009             41,728
        Provision for losses on premiums
         receivable                                 675,000                  -
        Net gain on disposals
         of property                                 (4,922)            (7,108)
        Net realized gain on sales of
         investments                                (64,914)          (290,850)
        Benefit for deferred
         income taxes                               (34,000)          (254,400)
  Changes in assets and liabilities:
        (Increase) decrease in receivables and
         other assets                            (2,352,604)         2,245,828
        Decrease in accounts payable and
         accrued liabilities                     (1,557,688)        (1,754,985)
        Increase (decrease) in commissions and
         reinsurance payables                       (10,293)            25,996
        Decrease in premium
         taxes payable                              (34,549)          (373,022)
        Increase (decrease) in current income
         taxes payable                              (78,622)            98,714
        Provision for claims                      4,770,731          3,383,051
        Payments of claims, net of recoveries    (2,878,731)        (1,659,551)
                                              --------------    ---------------
    Net cash provided by operating activities     4,568,708          5,216,303
                                              --------------    ---------------

Investing Activities:
  Purchases of available-for-sale securities     (3,452,544)        (5,237,709)
  Purchases of held-to-maturity securities           (4,246)          (362,470)
  Purchases of other securities                    (563,280)          (411,946)
  Proceeds from sales of available-for-sale
   securities                                     6,064,365          3,293,836
  Proceeds from sales of held-to-maturity
   securities                                       592,000            768,750
  Proceeds from other securities                     25,967
  Purchases of property                            (483,508)          (456,858)
  Proceeds from sales of property                     9,235             17,353
                                              --------------    ---------------
    Net cash provided by (used in) investing
     activities                                   2,187,989         (2,389,044)
                                              --------------    ---------------

Financing Activities:
  Repurchases of common stock                      (834,170)           (15,447)
  Exercise of options                               272,246             14,171
  Dividends paid                                   (150,179)          (151,074)
                                              --------------    ---------------
    Net cash used in financing activities          (712,103)          (152,350)
                                              --------------    ---------------

Net Increase in Cash and Cash Equivalents         6,044,594          2,674,909
Cash and Cash Equivalents, Beginning of Year      3,781,961          3,069,929
                                              --------------    ---------------
Cash and Cash Equivalents, End of Period         $9,826,555         $5,744,838
                                              ==============    ===============

Supplemental Disclosures:
Cash Paid During the Year for:
    Income Taxes, net of refunds                 $2,796,000         $1,603,601
                                              ==============    ===============





See notes to consolidated financial statements.

                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                  June 30, 2003
                                   (Unaudited)

Note 1 - Basis of Presentation
------------------------------

         Reference should be made to the "Notes to Consolidated Financial Statements" of Investors Title Company's (the "Company") Annual Report to Shareholders for the year ended December 31, 2002 for a complete description of the Company's significant accounting policies. There were no changes in the significant accounting policies during the six months ended June 30, 2003.

         Principles of Consolidation - The unaudited consolidated financial statements include the accounts and operations of Investors Title Company and its subsidiaries (Investors Title Insurance Company, Northeast Investors Title Insurance Company, Investors Title Exchange Corporation, Investors Title Accommodation Corporation and Investors Title Management Services, Inc.), and have been prepared in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.

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

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 were effective for years ending after December 15, 2002. Presently, the Company does not plan to voluntarily change its method of accounting for stock-based compensation.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The effect of the adoption of this statement was not material to the Company's operating results or financial position.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This SFAS is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the effect, if any, of the adoption of this statement.

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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities in the periods beginning after June 15, 2003. The adoption of FIN 46 had no significant impact on our financial condition or results of operations.

         Stock-Based Compensation - The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock at the grant date, the difference between the fair value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123, which together require compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

         Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company's net income and diluted net income per common share would have been the pro forma amounts indicated in the following table:

                                                     For the Three Month Periods           For the Six Month Periods
                                                              Ended June 30                       Ended June 30
                                                 ---------------- ------------------   ----------------- -------------------
                                                     2003               2002                 2003               2002
                                                 ---------------- ------------------   ----------------- -------------------
Net income as reported                               $ 3,087,452        $ 1,700,998         $ 5,696,013         $ 3,248,177
Less:  Total stock-based employee compensation
     expense determined under fair value-based
     method for all awards, net of related tax
     effects                                            (32,534)           (30,426)            (70,447)            (59,930)
                                                 ---------------- ------------------  ------------------ -------------------
Pro forma net income                                $ 3,054,918        $ 1,670,572         $ 5,625,566         $ 3,188,247
                                                    ============       ============        ============        ============
Net income per share:
     Basic - as reported                               $    1.24          $    0.68           $    2.27           $    1.29
     Basic - pro forma                                 $    1.22          $    0.66           $    2.25           $    1.27

     Diluted - as reported                             $    1.18          $    0.65           $    2.18           $    1.25
     Diluted - pro forma                               $    1.17          $    0.64           $    2.15           $    1.23

Note 2 - Reserves for Claims

         Transactions in the reserves for claims for the six months ended June 30, 2003 and the year ended December 31, 2002 were as follows:

                                          June 30, 2003      December 31, 2002
                                          ----------------  --------------------
  Balance, beginning of year                $ 25,630,000         $ 21,460,000
  Provision, charged to operations             4,770,731            6,871,822
  Payments of claims, net of recoveries       (2,878,731)          (2,701,822)
                                          ----------------  --------------------

  Ending balance                            $ 27,522,000         $ 25,630,000
                                          ================  ====================

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

Note 3 - Comprehensive Income
-----------------------------

         Comprehensive income for the three months ended June 30, 2003 and 2002 was $3,679,441 and $2,369,666, respectively. Comprehensive income for the six months ended June 30, 2003 and 2002 was $6,266,112 and $3,670,627, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share
----------------------------------

         Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 125,707 and 82,452 for the three months ended June 30, 2003 and 2002, respectively, and 112,325 and 76,417 for the six months ended June 30, 2003 and 2002, respectively. Options to purchase 282,246 and 301,316 shares of common stock were outstanding as of June 30, 2003 and 2002, respectively. Of the total options outstanding, 28,100 and 68,686 options were not included in the computation of diluted earnings per share for the three months ended June 30, 2003 and 2002, respectively; and 39,840 and 68,686 options were not included in the computation of diluted earnings per share for the six months ended June 30, 2003 and 2002, respectively, because the options' exercise prices were greater than the average market price of the common shares.

Note 5 - Segment Information
----------------------------

                                                                   Income
Three Months                              Operating                Before
Ended                                      Revenues             Income Taxes            Assets
--------------------------------------------------------------------------------------------------
June 30, 2003
--------------------------------------------------------------------------------------------------
Title Insurance                          $23,846,555            $ 4,225,350           $83,774,269
Exchange Services                            389,811                277,381               408,640
All Other                                    221,553                 66,721             6,250,103
--------------------------------------------------------------------------------------------------
                                         $24,457,919            $ 4,569,452           $90,433,012
--------------------------------------------------------------------------------------------------

June 30, 2002
--------------------------------------------------------------------------------------------------
Title Insurance                          $15,021,352            $ 2,363,446           $69,338,805
Exchange Services                            180,542                 70,698               295,038
All Other                                    192,369                 61,454             3,872,031
--------------------------------------------------------------------------------------------------
                                         $15,394,263            $ 2,495,598           $73,505,874
--------------------------------------------------------------------------------------------------


                                                                    Income
Six Months                                Operating                 Before
Ended                                      Revenues              Income Taxes           Assets
--------------------------------------------------------------------------------------------------
June 30, 2003
--------------------------------------------------------------------------------------------------
Title Insurance                          $43,838,001            $ 7,959,007           $83,774,269
Exchange Services                            490,901                242,500               408,640
All Other                                    459,835                160,751             6,250,103
--------------------------------------------------------------------------------------------------
                                         $44,788,737            $ 8,362,258           $90,433,012

June 30, 2002
--------------------------------------------------------------------------------------------------
Title Insurance                          $29,845,072            $ 4,510,778           $69,338,805
Exchange Services                            286,797                 50,396               295,038
All Other                                    377,122                133,603             3,872,031
--------------------------------------------------------------------------------------------------
                                         $30,508,991            $ 4,694,777           $73,505,874
--------------------------------------------------------------------------------------------------


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

Critical Accounting Policies:
-----------------------------

     During the six months ended June 30, 2003, the Company made no changes in its critical accounting policies as previously disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations:
----------------------

     For the quarter ended June 30, 2003, net premiums written increased 57% to $23,322,629, investment income decreased 2% to $679,857, revenues increased 56% to $25,179,643 and net income increased 82% to $3,087,452, all compared with the same quarter in 2002. Both net income per basic and diluted common share increased 82%, to $1.24 and $1.18, respectively, as compared with the same quarter ended June 30, 2002. For the quarter ended June 30, 2003, the title insurance segment's operating revenues increased 59% compared with the second quarter of 2002, while the exchange services segment's operating revenues increased 116% for the quarter ended June 30, 2003, compared with the same quarter in 2002.

     For the six months ended June 30, 2003, net premiums written increased 45% to $42,990,614, investment income decreased 1% to $1,354,435, revenues increased 44% to $46,208,086 and net income increased 75% to $5,696,013, all compared with the same period in 2002. Net income per basic and diluted common share increased 76% and 74%, respectively, to $2.27 and $2.18 as compared with the same six month period ended June 30, 2002. For the six months ended June 30, 2003, the title insurance segment's operating revenues increased 47% compared with the same period in 2002, while the exchange services segment's operating revenues increased 71% for the six months ended June 30, 2003 compared with the same period in 2002.

     Revenue and earnings continued to be driven by mortgage refinancing. Mortgage interest rates declined through the period as fears persisted over possible deflation. In response to lower rates, applications for mortgage refinancing surged to unprecedented levels. Nationally, refinancings represented over 75% of weekly mortgage applications at the end of the quarter. According to the Freddie Mac Weekly Mortgage Rate Survey, the monthly average 30-year fixed mortgage interest rates decreased to an average of 5.67% for the six months ended June 30, 2003, compared with 6.89% for the six months ended June 30, 2002. The volume of business remained strong in the second quarter of 2003 as the number of policies and commitments issued rose to 214,228, an increase of 49.2% compared with 143,583 in the same period in 2002.

     Branch net premiums written as a percentage of total net premiums written were 34% and 38% for the three months ended June 30, 2003 and 2002, respectively, and 35% and 37% for the six months ended June 30, 2003 and 2002, respectively. Net premiums written from branch operations increased 43% and decreased 3% for the three months ended June 30, 2003 and 2002, respectively, as compared with the same periods in the prior year. For the six months ended June 30, 2003 and 2002, net premiums written from branch operations increased 38% and 8%, respectively, as compared with the same prior year periods.

     Agency net premiums written as a percentage of total net premiums written were 66% and 62% for the three months ended June 30, 2003 and 2002, respectively, and 65% and 63% for the six months ended June 30, 2003 and 2002, respectively. Agency net premiums increased 65% and 2% for the three months ended June 30, 2003 and 2002, respectively, as compared with the same periods in the prior year. For the six months ended June 30, 2003 and 2002, net premiums written from agency operations increased 50% and 15%, respectively, as compared with the same prior year periods.

         Shown below is a schedule of premiums written for the six months ended June 30, 2003 and 2002 in all states in which the Company's two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:


    State                               2003                        2002
    ------                          ------------               ------------
    Alabama                            $ 645,527                 $  275,440
    Arkansas                              18,170                      7,638
    District of Columbia                   6,274                          -
    Florida                               25,150                          -
    Georgia                               27,639                      1,836
    Illinois                             756,449                          -
    Indiana                              175,701                      5,114
    Kentucky                             941,646                    503,741
    Louisiana                              1,676                          -
    Maryland                             975,414                    636,148
    Michigan                           4,394,450                  4,419,751
    Minnesota                          1,093,748                    652,130
    Mississippi                          565,025                    413,665
    Missouri                              19,218                          -
    Nebraska                           1,163,552                    387,291
    New Jersey                            41,266                     11,943
    New York                           3,106,336                  1,527,021
    North Carolina                    14,909,659                 10,817,167
    Ohio                                  65,129                     11,673
    Pennsylvania                       3,297,694                  1,551,870
    South Carolina                     3,272,382                  2,616,019
    Tennessee                          2,029,754                  1,521,794
    Virginia                           4,608,819                  3,625,674
    West Virginia                      1,034,122                    772,049
    Wisconsin                              (100)                      7,234
                                  -----------------      ---------------------
       Direct Premiums                43,174,700                 29,765,198
    Reinsurance Assumed                    6,231                     15,665
    Reinsurance Ceded                   (190,317)                  (228,941)
                                  -----------------      ---------------------
       Net Premiums                  $42,990,614                $29,551,922
                                  =================      =====================

         The increase in premiums is primarily the result of lower mortgage interest rates that continue to stimulate a healthy demand for home sales and mortgage refinancing. The continued effort to increase our market share with existing and new agents also contributed to the increase in premium volume.

         Total operating expenses increased 52% and 38% for the three and six month periods ended June 30, 2003, respectively, compared with the same periods in 2002. This was due primarily to an increase in commission expense as a result of increased business from agent sources. The increase in volume of premiums and costs associated with entering and supporting new markets also contributed to the increase in operating expenses.

         The provision for claims as a percentage of net premiums written was approximately 11% for the three and six months ended June 30, 2003 and 2002.

         The provision for income taxes was 32% of income before income taxes for the three months ended June 30, 2003 and 2002. For the six months ended June 30, 2003 and 2002, the provision for income taxes was 32% and 31% of income before income taxes, respectively. The slight increase in the tax provision percentage was primarily due to a change in the ratio of tax-exempt investment income to taxable income.

Liquidity and Capital Resources:
--------------------------------

         Net cash provided by operating activities for the six months ended June 30, 2003, amounted to $4,568,708 compared with $5,216,303 for the same six month period of 2002. The decrease is primarily the result of an increase in receivables, an increase in payments of claims, net of recoveries, and a decrease in accounts payable, offset by an increase in net income.

         On June 5, 2000, the Board of Directors of Investors Title Insurance Company approved Investors Title Insurance Company's purchase of 500,000 shares of the Company's common stock. Pursuant to this approval, Investors Title Insurance Company purchased 87,446 shares at an average price of $19.09 per share. For the six months ended June 30, 2003 and 2002, a total of 36,128 shares and 829 shares at an average price of $23.09 per share and $18.63 per share, respectively, were repurchased.

         On May 16, 2001, the Board of Directors approved the 2001 Stock Option and Restricted Stock Plan. Pursuant to the Plan, 250,000 shares of common stock are available. For the six months ended June 30, 2003, options for a total of 43,500 shares had been granted. As of August 1, 2003, options for 1,300 shares had been exercised under this plan.

         During the six months ended June 30, 2003, Investors Title Insurance Company purchased common stock for $834,170 and issued common stock totaling $303,255 in satisfaction of stock option exercises, stock bonuses and other stock issuances.

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

Item 4.  Controls and Procedures
         -----------------------

         Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

         There was no change in the Company's internal control over financial reporting identified in connection with the above-referenced evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

           Investors Title Company's Annual Meeting of Shareholders was held on May 21, 2003. The voting results for the proposal to elect three Directors to the Company's Board of Directors, each for a three-year term, are as follows:

                                                                                                      Broker
                                           For         Against      Abstentions      Withheld        Non-votes
                                           ---         -------      -----------      --------        ---------
     James A. Fine, Jr.               2,260,594          N/A            N/A            64,695           N/A

     H. Joe King, Jr.                 2,322,833          N/A            N/A             2,456           N/A

     James R. Morton                  2,287,685          N/A            N/A            37,604           N/A


Item 5.    Other Information
           -----------------

           On April 17, 2003, the Audit Committee of the Company's Board of Directors voted to engage Deloitte and Touche, LLP to perform audit and tax services for the Company for the year ending December 31, 2003.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

     3(ii)        Amended and Restated By-Laws

     31(i) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31(ii) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

              On April 24, 2003, the Company furnished a report on Form 8-K that reported under Item 9 that, on April 24, 2003, the Company released earnings for the quarter ended March 31, 2003.

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


Dated: August 13, 2003