Form 10-Q
period 2003-09-30
INVESTORS TITLE CO
filed 2003-11-13
CIK 720858

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

                                                         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------   -------------


                         Commission File Number: 0-11774

                             INVESTORS TITLE COMPANY
             (Exact name of registrant as specified in its charter)


   North Carolina                                  56-1110199
------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes          No   X
    -----      ------

         As of October 31, 2003, there were 2,855,744 outstanding shares of common stock of Investors Title Company, including 351,674 shares held by Investors Title Insurance Company, a wholly owned subsidiary of Investors Title Company.



                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES

                                      INDEX


PART I.    FINANCIAL INFORMATION

Item 1.        Financial Statements:

              Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002..........................1

              Consolidated Statements of Income for the Three and Nine Months Ended
                   September 30, 2003 and 2002....................................................................2

              Consolidated Statements of Cash Flows for the Nine Months Ended
                   September 30, 2003 and 2002....................................................................3

              Notes to Consolidated Financial Statements .........................................................4

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                  Operations......................................................................................8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk ........................................12

Item 4.       Controls and Procedures............................................................................12


PART II.   OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds.........................................................13

Item 6.        Exhibits and Reports on Form 8-K..................................................................13


SIGNATURES.......................................................................................................14



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Investors Title Company and Subsidiaries
                           Consolidated Balance Sheets
                 As of September 30, 2003 and December 31, 2002


                                                                                 September 30, 2003    December 31, 2002
                                                                               -------------------------------------------
                                                                                    (Unaudited)             (Audited)
Assets
  Cash and cash equivalents                                                  $           6,165,725  $           3,781,961

  Investments in securities:
     Fixed maturities:
       Held-to-maturity, at amortized cost                                               3,774,541              4,395,081
       Available-for-sale, at fair value                                                60,262,938             52,491,648
     Equity securities, at fair value                                                    7,265,944              7,884,928
     Other investments                                                                   1,095,842                564,782
                                                                               --------------------   --------------------
        Total investments                                                               72,399,265             65,336,439

  Premiums receivable (less allowance for doubtful accounts of
     $2,585,000 and $1,800,000 for 2003 and 2002, respectively)                          9,857,935              7,949,904
  Accrued interest and dividends                                                           633,096                720,902
  Prepaid expenses and other assets                                                      1,049,657              1,095,230
  Property acquired in settlement of claims                                                794,524                749,562
  Property, net                                                                          4,139,257              4,109,885
  Deferred income taxes, net                                                               937,811                893,263
                                                                               --------------------   --------------------

Total Assets                                                                 $          95,977,270  $          84,637,146
                                                                               ====================   ====================

Liabilities and Stockholders' Equity
Liabilities:
  Reserves for claims (Note 2)                                               $          29,331,000  $          25,630,000
  Accounts payable and accrued liabilities                                               4,128,418              4,780,865
  Commissions and reinsurance payables                                                     579,389                401,040
  Premium taxes payable                                                                    485,855                268,972
  Current income taxes payable                                                             435,838                888,085
                                                                               --------------------   --------------------
      Total liabilities                                                                 34,960,500             31,968,962
                                                                               --------------------   --------------------

Commitments and Contingencies (Note 6)

Stockholders' Equity:
  Class A Junior Participating preferred stock (shares authorized 100,000;
   no shares issued)                                                                             -                      -
  Common stock-no par value (shares authorized 10,000,000;
     2,504,070 and 2,515,804 shares issued and outstanding 2003 and 2002, respectively, excluding 351,674 and 339,940 shares 2003 and 2002,
     respectively, of common stock held by the Company's subsidiary)                             1                      1
  Retained earnings                                                                     57,570,575             49,613,044
  Accumulated other comprehensive income, net of deferred taxes of
    $1,775,883 and $1,574,431 for 2003 and 2002, respectively (Note 3)                   3,446,194              3,055,139
                                                                               --------------------   --------------------
      Total stockholders' equity                                                        61,016,770             52,668,184
                                                                               --------------------   --------------------

Total Liabilities and Stockholders' Equity                                   $          95,977,270  $          84,637,146
                                                                               ====================   ====================


See notes to consolidated financial statements.



                    Investors Title Company and Subsidiaries
                        Consolidated Statements of Income
         For the Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)



                                                                       For the Three                         For the Nine
                                                                       Months Ended                          Months Ended
                                                                       September 30                          September 30
                                                              ---------------------------------     --------------------------------
                                                                  2003                2002              2003               2002
                                                              --------------      -------------     -------------      -------------
Revenues:
    Underwriting income:
       Premiums written                                     $    23,583,938     $   18,035,156    $   66,764,869     $   47,816,019
       Less - premiums for reinsurance ceded                        114,348             93,735           304,665            322,676
                                                              --------------      -------------     -------------      -------------
           Net premiums written                                  23,469,590         17,941,421        66,460,204         47,493,343
     Investment income - interest and dividends                     666,399            680,991         2,020,834          2,042,810
     Net realized gain on sales of investments                        1,130              9,882            66,044            300,732
     Other                                                        1,186,120            556,775         2,984,243          1,513,844
                                                              --------------      -------------     -------------      -------------
          Total                                                  25,323,239         19,189,069        71,531,325         51,350,729
                                                              --------------      -------------     -------------      -------------

Operating Expenses:
      Commissions to agents                                      11,029,831          8,615,016        31,885,609         22,391,778
      Provision for claims (Note 2)                               2,699,432          1,949,054         7,470,163          5,332,105
      Salaries, employee benefits and payroll taxes               4,139,980          3,106,076        11,395,979          8,773,836
      Office occupancy and operations                             1,321,753          1,067,244         3,784,546          3,538,436
      Business development                                          692,124            721,341         1,475,280          1,558,221
      Taxes, other than payroll and income                          101,178             72,707           276,460            264,301
      Premium and retaliatory taxes                                 463,437            353,588         1,347,542            987,446
      Professional fees                                             324,925            166,974           783,064            567,480
      Other                                                          87,780             27,644           287,625            132,924
                                                              --------------      -------------     -------------      -------------
         Total                                                   20,860,440         16,079,644        58,706,268         43,546,527
                                                              --------------      -------------     -------------      -------------

Income Before Income Taxes                                        4,462,799          3,109,425        12,825,057          7,804,202
                                                              --------------      -------------     -------------      -------------

Provision For Income Taxes                                        1,499,000            963,400         4,165,245          2,410,000
                                                              --------------      -------------     -------------      -------------

Net Income                                                  $     2,963,799     $    2,146,025    $    8,659,812     $    5,394,202
                                                              ==============      =============     =============      =============

Basic Earnings Per Common Share                             $          1.18     $         0.85    $         3.46     $         2.14
                                                              ==============      =============     =============      =============

Weighted Average Shares Outstanding - Basic (Note 4)              2,503,405          2,517,762         2,503,650          2,517,351
                                                              ==============      =============     =============      =============

Diluted Earnings Per Common Share (Note 4)                  $          1.13     $         0.83    $         3.30     $         2.08
                                                              ==============      =============     =============      =============

Weighted Average Shares Outstanding - Diluted (Note 4)            2,629,026          2,594,915         2,621,504          2,593,984
                                                              ==============      =============     =============      =============

Dividends Paid                                              $        75,098     $       73,955    $      225,277     $      225,029
                                                              ==============      =============     =============      =============

Dividends Per Share                                         $          0.03     $         0.03    $         0.09     $         0.09
                                                              ==============      =============     =============      =============


See notes to consolidated financial statements.

                    Investors Title Company and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                  2003                   2002
                                                            ------------------     ------------------
Operating Activities:
Net income                                                        $ 8,659,812            $ 5,394,202
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                  615,045                707,490
        Amortization, net                                              20,297                 20,060
        Issuance of common stock in payment of bonuses and fees        46,215                 51,752
        Provision for losses on premiums receivable                   785,000                100,000
        Net gain on disposals of property                              (5,972)               (12,435)
        Net realized gain on sales of investments                     (66,044)              (300,732)
        Benefit for deferred income taxes                            (246,000)              (326,000)
  Changes in assets and liabilities:
        (Increase) decrease in receivables and other assets        (2,604,614)               341,943
        Decrease in accounts payable and accrued liabilities         (652,447)            (1,131,734)
        Increase in commissions and reinsurance payables              178,349                230,191
        Increase (decrease) in premium taxes payable                  216,883               (124,177)
        Increase (decrease) in current income taxes payable          (452,247)               136,239
        Provision for claims                                        7,470,163              5,332,105
        Payments of claims, net of recoveries                      (3,769,163)            (2,253,605)
                                                            ------------------     ------------------
    Net cash provided by operating activities                      10,195,277              8,165,299
                                                            ------------------     ------------------

Investing Activities:
  Purchases of available-for-sale securities                      (12,068,891)           (12,571,661)
  Purchases of held-to-maturity securities                             (7,522)              (362,470)
  Purchases of other securities                                      (554,921)              (558,408)
  Proceeds from sales of available-for-sale securities              5,536,005              7,638,598
  Proceeds from sales of held-to-maturity securities                  642,000                773,750
  Proceeds from other securities                                       28,757                      -
  Purchases of property                                              (655,318)              (546,272)
  Proceeds from sales of property                                      16,873                 49,633
                                                            ------------------     ------------------
    Net cash used in investing activities                          (7,063,017)            (5,576,830)
                                                            ------------------     ------------------

Financing Activities:
  Repurchases of common stock                                        (860,316)               (91,505)
  Exercise of options                                                 337,097                 14,171
  Dividends paid                                                     (225,277)              (225,029)
                                                            ------------------     ------------------
    Net cash used in financing activities                            (748,496)              (302,363)
                                                            ------------------     ------------------

Net Increase in Cash and Cash Equivalents                           2,383,764              2,286,106
Cash and Cash Equivalents, Beginning of Year                        3,781,961              3,069,929
                                                            ------------------     ------------------
Cash and Cash Equivalents, End of Period                          $ 6,165,725            $ 5,356,035
                                                            ==================     ==================

Supplemental Disclosures:
Cash Paid During the Year for:
    Income Taxes, net of refunds                                  $ 4,881,000            $ 2,601,000
                                                            ==================     ==================


See notes to consolidated financial statements.

                             INVESTORS TITLE COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 1 - Basis of Presentation
------------------------------

         Reference should be made to the "Notes to Consolidated Financial Statements" of Investors Title Company's (the "Company") Annual Report to Shareholders for the year ended December 31, 2002 for a complete description of the Company's significant accounting policies. There were no changes in the significant accounting policies during the nine months ended September 30, 2003.

         Principles of Consolidation - The unaudited consolidated financial statements include the accounts and operations of Investors Title Company and its subsidiaries (Investors Title Insurance Company, Northeast Investors Title Insurance Company, Investors Title Exchange Corporation, Investors Title Accommodation Corporation, Investors Title Management Services, Inc. and Investors Title Commercial Agency, LLC), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All intercompany balances and transactions have been eliminated in consolidation.

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

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 were effective for years ending after December 15, 2002. Presently, the Company does not plan to change its method of accounting for stock-based compensation.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The effect of the adoption of this statement was not material to the Company's operating results or financial position.

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

         FASB Interpretation No. 45, Guarantor's Accounting and Disclosures Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, became effective on December 31, 2002. This Interpretation addresses the disclosure requirements for guarantees and indemnification agreements entered into by the entity and provides for recording the fair value of such guarantees. The implementation of this pronouncement did not have any effect on the Company's financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 requires that unconsolidated variable interest entities must be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and in the periods beginning after December 15, 2003 for such entities created before February 1, 2003. The adoption of FIN 46 had no significant impact on our financial condition or results of operations.

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

         Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company's net income and diluted net income per common share would have been the pro forma amounts indicated in the following table:


                                              For the Three Month Periods Ended        For the Nine Month Periods Ended
                                                        September 30                             September 30
                                             ----------------- ------------------    ----------------- -------------------
                                                   2003              2002                  2003               2002
                                             ----------------- ------------------    ----------------- -------------------
Net income as reported                            $ 2,963,799        $ 2,146,025          $ 8,659,812         $ 5,394,202
Less:  Total stock-based employee
     compensation expense determined under
     fair value-based method for all
     awards, net of related tax effects               (37,349)           (32,296)            (107,796)            (92,226)
                                             ----------------- ------------------    ----------------- -------------------
Pro forma net income                              $ 2,926,450        $ 2,113,729          $ 8,552,016         $ 5,301,976
                                             ================  =================     ================  ==================
Net income per share:
     Basic - as reported                            $    1.18          $    0.85            $    3.46           $    2.14
     Basic - pro forma                              $    1.17          $    0.84            $    3.42           $    2.11

     Diluted - as reported                          $    1.13          $    0.83            $    3.30           $    2.08
     Diluted - pro forma                            $    1.11          $    0.81            $    3.26           $    2.04


Note 2 - Reserves for Claims
----------------------------

         Transactions in the reserves for claims for the nine months ended September 30, 2003 and the year ended December 31, 2002 were as follows:


                                                             September 30, 2003            December 31, 2002
                                                         ---------------------------    ---------------------------
         Balance, beginning of year                           $ 25,630,000                   $ 21,460,000
         Provision, charged to operations                        7,470,163                      6,871,822
         Payments of claims, net of recoveries                  (3,769,163)                    (2,701,822)
                                                              ---------------                ------------
         Ending balance                                       $ 29,331,000                    $ 25,630,000
                                                              =============                   ============

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

Note 3 - Comprehensive Income
-----------------------------

         Comprehensive income for the three months ended September 30, 2003 and 2002 was $2,784,755 and $2,469,708, respectively. Comprehensive income for the nine months ended September 30, 2003 and 2002 was $9,050,867 and $6,140,335, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share
----------------------------------

         Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 125,621 and 77,153 for the three months ended September 30, 2003 and 2002, respectively, and 117,854 and 76,633 for the nine months ended September 30, 2003 and 2002, respectively. Options to purchase 274,241 and 311,316 shares of common stock were outstanding as of September 30, 2003 and 2002, respectively. Of the total options outstanding, 0 and 73,686 options were not included in the computation of diluted earnings per share for the three months ended September 30, 2003 and 2002, respectively; and 36,350 and 73,686 options were not included in the computation of diluted earnings per share for the nine months ended September 30, 2003 and 2002, respectively, because the options' exercise prices were greater than the average market price of the common shares.

Note 5 - Segment Information

                                                                Income
Three Months                            Operating               Before
Ended                                   Revenues             Income Taxes             Assets
--------------------------------------------------------------------------------------------------
September 30, 2003
--------------------------------------------------------------------------------------------------
Title Insurance                          $23,978,898            $ 4,180,662           $84,901,946
Exchange Services                            383,094                252,262               620,958
All Other                                    293,718                 29,875            10,454,366
--------------------------------------------------------------------------------------------------
                                         $24,655,710            $ 4,462,799           $95,977,270
--------------------------------------------------------------------------------------------------



                                                             Income
Three Months                         Operating               Before
Ended                                Revenues             Income Taxes             Assets
--------------------------------------------------------------------------------------------------
September 30, 2002
--------------------------------------------------------------------------------------------------
Title Insurance                          $18,160,367            $ 2,970,073           $71,019,015
Exchange Services                            282,083                172,386               449,687
All Other                                     55,746               (33,034)             6,829,741
--------------------------------------------------------------------------------------------------
                                         $18,498,196            $ 3,109,425           $78,298,443
--------------------------------------------------------------------------------------------------



                                                           Income
Nine Months                          Operating             Before
Ended                                Revenues             Income Taxes             Assets
--------------------------------------------------------------------------------------------------
September 30, 2003
--------------------------------------------------------------------------------------------------
Title Insurance                          $67,816,899           $ 12,139,669           $84,901,946
Exchange Services                            873,995                494,762               620,958
All Other                                    753,553                190,626            10,454,366
--------------------------------------------------------------------------------------------------
                                         $69,444,447           $ 12,825,057           $95,977,270
--------------------------------------------------------------------------------------------------
September 30, 2002
--------------------------------------------------------------------------------------------------
Title Insurance                          $48,005,439            $ 7,480,851           $71,019,015
Exchange Services                            568,880                222,782               449,687
All Other                                    432,868                100,569             6,829,741
--------------------------------------------------------------------------------------------------
                                         $49,007,187            $ 7,804,202           $78,298,443
--------------------------------------------------------------------------------------------------

           Operating revenues represent net premiums written and other revenues, excluding investment income and net realized gain on sales of investments.

Note 6 - Commitments and Contingencies
-------------------------------------

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

 Critical Accounting Policies:
------------------------------

      During the nine months ended September 30, 2003, the Company made no changes in its critical accounting policies as previously disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

 Results of Operations:
-----------------------

      For the quarter ended September 30, 2003, net premiums written increased 31% to $23,469,590, investment income decreased 2% to $666,399, revenues increased 32% to $25,323,239 and net income increased 38% to $2,963,799, all compared with the same quarter in 2002. Net income per basic and diluted common share increased 39% and 36%, to $1.18 and $1.13, respectively, as compared with the same quarter in 2002. For the quarter ended September 30, 2003, the title insurance segment's operating revenues increased 32% compared with the third quarter of 2002, while the exchange services segment's operating revenues increased 36% for the quarter ended September 30, 2003, compared with the same quarter in 2002.

         For the nine months ended September 30, 2003, net premiums written increased 40% to $66,460,204, investment income decreased 1% to $2,020,834, revenues increased 39% to $71,531,325 and net income increased 61% to $8,659,812, all compared with the same period in 2002. Net income per basic and diluted common share increased 62% and 59%, respectively, to $3.46 and $3.30 as compared with the same nine-month period ended September 30, 2002. For the nine months ended September 30, 2003, the title insurance segment's operating revenues increased 41% compared with the same period in 2002, while the exchange services segment's operating revenues increased 54% for the nine months ended September 30, 2003 compared with the same period in 2002.

         Revenue was driven by a flurry of mortgage originations during the first part of the quarter. Mortgage rates increased during the period but real estate activity stayed relatively strong as interest rates remained at historically low levels. The rate increase primarily reduced the demand for mortgage refinancing, which resulted in correspondingly lower premiums written as the quarter progressed. According to the Freddie Mac Weekly Mortgage Rate Survey, the monthly average 30-year fixed mortgage interest rates decreased to an average of 5.79% for the nine months ended September 30, 2003, compared with 6.69% for the nine months ended September 30, 2002. The volume of business remained strong in the third quarter of 2003 as the number of policies and commitments issued rose to 110,189, an increase of 27.3% compared with 86,589 in the same period in 2002. Policies and commitments issued for the nine months ended September 30, 2003 were 324,417 compared with 230,172 in the same nine-month period in 2002. Mortgage rate increases may continue to reduce the demand for mortgage refinancing, resulting in lower premiums written in the future.

         Branch net premiums written as a percentage of total net premiums written were 37% and 35% for the three months ended September 30, 2003 and 2002, respectively, and 35% and 36% for the nine months ended September 30, 2003 and 2002, respectively. Net premiums written from branch operations increased 37% and 16% for the three months ended September 30, 2003 and 2002, respectively, as compared with the same periods in the prior year. For the nine months ended September 30, 2003 and 2002, net premiums written from branch operations increased 38% and 11%, respectively, as compared with the same prior year periods.

      Agency net premiums written as a percentage of total net premiums written were 63% and 65% for the three months ended September 30, 2003 and 2002, respectively, and 65% and 64% for the nine months ended September 30, 2003 and 2002, respectively. Agency net premiums increased 27% for the three months ended September 30, 2003 and 2002, as compared with the same periods in the prior year. For the nine months ended September 30, 2003 and 2002, net premiums written from agency operations increased 41% and 19%, respectively, as compared with the same prior year periods.

         Shown below is a schedule of premiums written for the nine months ended September 30, 2003 and 2002 in all states in which the Company's two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:


   State                                   2003                       2002
 ----------                             ------------               -----------
  Alabama                                $ 1,014,151                $  445,786
  Arkansas                                    22,113                    39,550
  District of Columbia                         9,300                       250
  Florida                                    107,147                     1,745
  Georgia                                     97,318                    70,834
  Illinois                                 1,048,229                     6,816
  Indiana                                    258,646                   110,288
  Kentucky                                 1,418,543                   823,642
  Louisiana                                    1,676                         -
  Maryland                                 1,363,584                 1,026,002
  Michigan                                 6,339,491                 7,464,819
  Minnesota                                1,625,270                   873,252
  Mississippi                                927,208                   695,700
  Missouri                                    79,704                         -
  Nebraska                                 1,606,527                   843,657
  New Jersey                                  57,310                    23,130
  New York                                 4,796,813                 2,379,541
  North Carolina                          23,508,790                17,073,173
  Ohio                                        94,883                    26,562
  Pennsylvania                             5,134,214                 2,681,654
  South Carolina                           5,287,003                 4,110,279
  Tennessee                                3,014,397                 2,360,796
  Virginia                                 7,305,163                 5,558,913
  West Virginia                            1,641,651                 1,172,927
  Wisconsin                                    (493)                    10,776
                                 ----------------------     --------------------
     Direct Premiums                      66,758,638                47,800,092
  Reinsurance Assumed                          6,231                    15,927
  Reinsurance Ceded                         (304,665)                 (322,676)
                                 ----------------------     --------------------
     Net Premiums                       $66,460,204                $47,493,343
                                 ======================     ==================

         The increase in premiums written in 2003 compared to 2002 is primarily the result of the continuing strong demand for home sales and mortgage refinancing. The interest rate increase in the third quarter of 2003 weakened the demand for mortgage refinancing, which resulted in correspondingly lower premiums written as the quarter progressed. Ongoing improvements and increased efforts in marketing to existing and new agents were also factors in the increase in premium volume.

         During the quarter, the North Carolina Rating Bureau filed a rate with the Department of Insurance for member title insurance underwriters to charge for insured closing services beginning on October 1, 2003. Investors Title Insurance Company is a member of the Bureau. The premium is equal to $.50 per thousand of policy coverage of $100,000 or less, and $.10 per thousand of policy coverage from $100,001 to $500,000. The charge will be applicable on transactions where insured closing services are provided. This rate increase is expected to increase revenue from premiums written in North Carolina.

         Total operating expenses increased 30% and 35% for the three and nine-month periods ended September 30, 2003, respectively, compared with the same periods in 2002. This was due primarily to an increase in commission expense as a result of increased business from agent sources. The increase in volume of premiums and costs associated with entering and supporting new markets also contributed to the increase in operating expenses.

         The provision for claims as a percentage of net premiums written was approximately 11% for each of the three and nine month periods ended September 30, 2003 and 2002.

         The provision for income taxes was 34% and 31% of income before income taxes for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, the provision for income taxes was 32% and 31% of income before income taxes, respectively. The slight increase in the tax provision percentage was primarily due to a change in the ratio of tax-exempt investment income to taxable income.

Liquidity and Capital Resources:
-------------------------------

         Net cash provided by operating activities for the nine months ended September 30, 2003, amounted to $10,195,277 compared with $8,165,299 for the same nine-month period in 2002. The increase is primarily the result of an increase in net income and an increase in the provision for claims net of claims paid, offset by an increase in receivables and a decrease in liabilities.

         On June 5, 2000, the Board of Directors of Investors Title Insurance Company approved Investors Title Insurance Company's purchase of 500,000 shares of the Company's common stock. Pursuant to this approval, Investors Title Insurance Company purchased 88,333 shares at an average price of $19.19 per share through September 30, 2003. For the nine months ended September 30, 2003 and 2002, a total of 37,015 shares and 17,914 shares at an average price of $23.24 per share and $14.66 per share, respectively, were repurchased.

         On May 16, 2001, the Board of Directors approved the 2001 Stock Option and Restricted Stock Plan. Pursuant to the Plan, 250,000 shares of common stock are available. For the nine months ended September 30, 2003, options for 46,000 shares had been granted. As of October 31, 2003, options for 1,300 shares had been exercised under this plan.

         During the nine months ended September 30, 2003, Investors Title Insurance Company purchased common stock for $860,316 and issued common stock totaling $383,312 in satisfaction of stock option exercises, stock bonuses and other stock issuances.

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

Item 4.  Controls and Procedures
         -----------------------

         Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

         There was no change in the Company's internal control over financial reporting identified in connection with the above-referenced evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.   OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

(c) On various dates between February 7, 2003 and July 1, 2003, the Company issued an aggregate of 1,300 shares of its common stock to four employees upon the exercise of stock options granted to them under the Investors Title Company 2001 Stock Option and Restricted Stock Plan. The Company relied upon Section 4(2) of the Securities Act in issuing the shares. On February 7, 2003, the Company repurchased 100 of these shares and, on September 30, 2003, the Company registered the remaining 1,200 of these shares on its registration statement on Form S-8, file no. 333-109279, which included a reoffer prospectus prepared in accordance with the requirements of Part I of Form S-3.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

          31(i) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31(ii) Certification of Chief Financial Officer pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002

          32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

              On July 24, 2003, the Company furnished a report on Form 8-K that reported under Item 9 that, on July 24, 2003, the Company released earnings for the quarter ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INVESTORS TITLE COMPANY

                                    By:  /s/ James A. Fine, Jr.
                                        -----------------------
                                        James A. Fine, Jr.
                                        President, Chief Financial Officer and
                                        Chief Accounting Officer




Dated: November 13, 2003