Form 10-K
period 2003-12-31
INVESTORS TITLE CO
filed 2004-03-30
CIK 720858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                          |X| ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the fiscal year ended December 31, 2003

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

      The aggregate market value of the common shares held by non-affiliates was $56,480,945 based on the closing sales price on the NASDAQ National Market System on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003).

      As of March 19, 2004, there were 2,855,744 common shares of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Investors Title Company's Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference in Parts I, II and IV hereof and portions of Investors Title Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 2004 are incorporated by reference in Part III hereof.

SAFE HARBOR STATEMENT

      This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management's current outlook for future periods. These statements may be identified by the use of words such as "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product and service development, market position, claims, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:
(1) the demand for title insurance will vary due to factors such as changes in mortgage interest rates, availability of mortgage funds, level of real estate activity, cost of real estate, consumer confidence, supply and demand for real estate, inflation and general economic conditions; (2) losses from claims may be greater than anticipated such that reserves for possible claims are inadequate;
(3) unanticipated adverse changes in securities markets could result in material losses on the Company's investments; and (4) the Company's dependence on key management personnel, the loss of whom could have a material adverse affect on the Company's business. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES

                                      INDEX

PART I
ITEM 1.      BUSINESS.......................................................................................................4
ITEM 2.      PROPERTIES....................................................................................................12
ITEM 3.      LEGAL PROCEEDINGS.............................................................................................12
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................................12
ITEM 4A.     EXECUTIVE OFFICERS OF THE COMPANY.............................................................................12

PART II
ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................................13
ITEM 6.      SELECTED FINANCIAL DATA.......................................................................................13
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................13
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................................14
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................................14
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................14
ITEM 9A.     CONTROLS AND PROCEDURES.......................................................................................14

PART III
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................................15
ITEM 11.     EXECUTIVE COMPENSATION........................................................................................15
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS................15
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................................15
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................................................15

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..............................................16

SIGNATURES.................................................................................................................17

                                     PART I

ITEM 1.     BUSINESS

GENERAL

      Investors Title Company (the "Company") is a holding company that was incorporated in the State of North Carolina in February 1973. The Company became operational on June 24, 1976, when it acquired Investors Title Insurance Company ("ITIC") as a wholly owned subsidiary under a plan of exchange of shares of common stock. On September 30, 1983, the Company acquired Northeast Investors Title Insurance Company ("NE-ITIC"), formerly Investors Title Insurance Company of South Carolina, as a wholly owned subsidiary under a plan of exchange of shares of common stock. Investors Capital Management Company ("ICMC"), a wholly owned subsidiary of the Company, was organized on October 17, 2003. The Company's most recent subsidiary, Investors Trust Company ("Investors Trust"), was granted a trust charter by the North Carolina Banking Commissioner on February 17, 2004.

      The Company's executive offices are located at 121 North Columbia Street, Chapel Hill, North Carolina 27514. The Company's telephone number is (919) 968-2200, its facsimile number is (919) 968-2235, and its Internet address is www.invtitle.com. The Company makes available free of charge on its Internet website its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission.

      The Company engages primarily in three lines of business. The main business activity is the issuance of title insurance through ITIC and NE-ITIC. The second line of business provides tax-free exchange services through its subsidiaries, Investors Title Exchange Corporation and Investors Title Accommodation Corporation. The Company has also recently entered into a third line of business, which it added to supplement its traditional lines of business, providing investment management and trust services to individuals, trusts and other entities. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of Notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the Company's operating segments.

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

      ITIC was incorporated in the State of North Carolina on January 28, 1972, and became licensed to write title insurance in the State of North Carolina on February 1, 1972. At present, ITIC mainly writes land title insurance both as a primary insurer and as a reinsurer throughout the eastern and midwestern United States. ITIC is the leading title insurer of North Carolina property and has held this position of most premiums written for twenty years based on amounts reported to the North Carolina Department of Insurance. ITIC writes title insurance through issuing agents or branch offices in the District of Columbia and the States of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Wisconsin. In addition to the states in which ITIC currently writes title insurance, it is also licensed to write title insurance in the States of Arizona, Colorado, Connecticut, Delaware, Idaho, Kansas, Maine, Massachusetts, Montana, Nevada, North Dakota, Oklahoma, Rhode Island, Texas, Utah, Vermont and Wyoming. Agents issue policies for ITIC and may provide other services such as search and settlement services.

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

      As of December 31, 2003, ITIC had a risk retention limit of $2,750,000, meaning that it assumed primary risks up to $2,750,000. It then reinsured the next $250,000 of risk with NE-ITIC, and all risks above $3,000,000 were reinsured with an unrelated reinsurer.

      As of December 31, 2003, NE-ITIC had a risk retention limit of $250,000, meaning that it assumed primary risks up to $250,000. It then reinsured the next $2,750,000 of risk with ITIC, and all amounts above $3,000,000 were reinsured with an unrelated reinsurer.

      Both ITIC's and NE-ITIC's risk retention limits are self-imposed and are more conservative than state insurance regulations require. ITIC's self-imposed retention of $2,750,000 is only 17.2% of its statutorily permitted retention of $16,019,023. NE-ITIC's self-imposed retention of $250,000 is only 13.3% of its statutorily permitted retention of $1,882,469.

      ITIC has been recognized by two independent Fannie Mae-approved actuarial firms, Demotech, Inc. and LACE Financial Corporation, with rating categories of "A Double Prime" and "A." NE-ITIC's financial stability also has been recognized by Demotech, Inc. and LACE Financial Corporation with rating categories of "A Prime" and "A+." According to Demotech, title insurance underwriters earning a financial stability rating of A" (A Double Prime) or A' (A Prime) possess unsurpassed financial stability related to maintaining positive surplus as regards policyholders, regardless of the severity of a general economic downturn or deterioration in the title insurance cycle. A LACE rating of "A+" or "A" indicates that a title insurance company has a strong overall financial condition that will allow it to meet its future claims and that, generally, the company has good operating earnings, is well capitalized and has adequate reserves.

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

      Investment Management and Trust Services

      The Company organized ICMC, a wholly owned subsidiary, as a North Carolina corporation on October 17, 2003. ICMC is currently licensed as an investment adviser in North Carolina and South Carolina. Investors Trust, also a wholly owned subsidiary of the Company, received its North Carolina trust charter on February 17, 2004. The Company anticipates that ICMC and Investors Trust will work together to provide investment management and trust services to individuals, companies, banks and trusts. These subsidiaries did not have any significant activities in 2003, and are not currently a reportable segment for which financial information is presented in the financial statements and there is no assurance that this business will be successful.

OPERATIONS OF SUBSIDIARIES

      For a description of net premiums written geographically, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations. See Note 13 of Notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the Company's operating segments.

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

      Exchange Services

      ITEC and ITAC provide services in connection with tax-free exchanges.

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

MARKETING

      Title Insurance

      ITIC's marketing plan is based upon providing fast and efficient service in the delivery of title insurance coverage through a home office, branch offices, and issuing agents. In North Carolina, ITIC operates through a home office and 27 branch offices. In South Carolina and Michigan, ITIC operates through a branch office and issuing agents located conveniently to customers throughout the state. ITIC also writes title insurance policies through issuing agents in the District of Columbia and the States of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin.

      NE-ITIC currently operates through agency offices in the State of New
York.

      ITIC and NE-ITIC strive to provide superior service to their customers and consider this an important factor in attracting and retaining customers. Branch and corporate personnel strive to develop new business and agency relationships to increase market share and ITIC's Commercial Services Division provides services to commercial clients. The Company's marketing efforts are also enhanced through advertising in various periodicals.

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

INSURED RISK ON POLICIES IN FORCE

      Generally, the amount of the insured risk on a title insurance policy is equal to the lesser of the purchase price of the insured property or the fair market value of the property. In the event that a claim is made against the property, the insurer is also responsible for paying all legal expenses in connection with defending the insured party and eliminating any title defects affecting the property. The insurer may, however, choose to pay the policy limits to the insured, at which time the insurer's duty to defend the claim is satisfied.

      At any given time, the insurer's actual financial risk is only a portion of the aggregate insured risk of all policies in force. The reduction in risk results in part from the reissuance of title insurance policies by other underwriters when the property is conveyed or refinanced. An owner's policy is effective only as long as the insured has an ownership interest in the property or has liability under warranties of title. Furthermore, the coverage on a lender's title insurance policy is reduced and eventually terminated as the loan it secures is paid. Due to the variability of these factors, the aggregate contingent liability of the Company and its subsidiaries cannot be determined with any precision.

ENVIRONMENTAL MATTERS

      The title insurance policies ITIC and NE-ITIC currently issue exclude liability for environmental risks and contamination. Although policies issued prior to 1992 may not specifically exclude such environmental risks, they generally do not provide affirmative coverage for such risks. As a result, the Company does not anticipate that it or its subsidiaries will incur any significant expenses related to environmental claims.

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

REGULATIONS

      Title Insurance

      The Company is an insurance holding company and therefore it is subject to regulation in the states in which its insurance subsidiaries do business. These regulations, among other things, require insurance holding companies to register and file certain reports and require prior regulatory approval of the payment of dividends and other intercompany transfers.

      Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital and surplus. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, rates, investments, policy forms, financial reporting, reserve requirements, and dividend restrictions, as well as examinations and audits of title insurers. The Company's two insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed.

      Proposals to change the laws and regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in the state legislatures and before the various insurance regulatory agencies. The Company regularly monitors such proposals and legislation, although the likelihood and timing of them and the impact they may have on the Company and its subsidiaries cannot be determined at this time.

      ITIC is domiciled in North Carolina and is subject to North Carolina insurance regulations. The North Carolina Department of Insurance typically schedules financial examinations every five years. ITIC was last examined by the North Carolina Department of Insurance for the period January 1, 1995 through December 31, 1999. No material deficiencies were noted in the report.

      ITIC is also subject to an annual financial examination by the Illinois Department of Insurance. On September 11, 2003, the Illinois Department of Insurance completed its examination of ITIC for the period July 1, 2002 through June 30, 2003. No material deficiencies were noted in the report.

      NE-ITIC is domiciled in South Carolina and subject to South Carolina insurance regulations. The South Carolina Department of Insurance periodically schedules financial examinations. NE-ITIC was examined by the South Carolina Department of Insurance for the period January 1, 1998 through December 31, 2000. No material deficiencies were noted in the report.

      In addition to financial examinations, ITIC and NE-ITIC are subject to market conduct examinations by the North Carolina Department of Insurance and the South Carolina Department of Insurance, respectively. These audits examine domiciled state activity. ITIC's last market conduct examination commenced on April 19, 1999 for the period January 1, 1996 through December 31, 1998, with no material deficiencies noted. NE-ITIC's last market conduct examination coincided with its financial examination, which commenced on November 19, 2001 for the period January 1, 1998 through December 31, 2000. No material deficiencies were noted for NE-ITIC by the market conduct examiners.

      Both ITIC and NE-ITIC meet the statutory premium reserve requirements and the minimum capital and surplus requirements of the states in which they are licensed.

      Exchange Services

      Intermediary services are not federally regulated and neither ITEC nor ITAC operate in any states that regulate this industry.

COMPETITION

      Title Insurance

      ITIC currently operates primarily in Michigan, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia and NE-ITIC currently operates in New York. ITIC's and NE-ITIC's major competitors, which together comprise a majority of the title insurance market on a national level, are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title Insurance Company, First American Title Insurance Company, Lawyers Title Insurance Corporation, Old Republic National Title Insurance Company and Stewart Title Guaranty Company. Key factors that affect competition in the title insurance industry are price, expertise, timeliness and quality of service and the financial strength and size of the insurer. Title insurance underwriters also compete for agents based upon the ratio of premium splits between the underwriter and the agent.

      In addition, there are numerous industry-related regulations and statutes that set out conditions and requirements to conduct business. Changes to or the removal of such regulations and statutes could result in additional competition from alternative title insurance products or new entrants into the industry that could materially affect the Company's business operations and financial condition.

      Exchange Services

      Competition for ITEC and ITAC comes from other title insurance companies as well as some major banks that offer exchange services. Key elements that affect competition are price, expertise, timeliness and quality of service and the financial strength and size of the company. Exchange services are not a regulated industry; therefore, there is no market data available regarding the Company's market position in this industry.

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

      See Note 3 of Notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for the major categories of investments, earnings by investment categories, scheduled maturities, amortized cost, and market values of investment securities.

EMPLOYEES

      The Company has no paid employees. Officers of the Company are full-time paid employees of ITIC, which had 216 full-time employees and 13 part-time employees as of December 31, 2003. In addition, NE-ITIC had one full-time paid employee and ICMC had three full-time paid employees as of December 31, 2003.

      None of the employees of the Company or its subsidiaries are subject to a collective bargaining agreement. Management considers its relationship with its employees to be favorable.

INTELLECTUAL PROPERTY

      The Company has registered two service marks with the United States Patent and Trademark Office (the "USPTO"). The first mark was registered with the USPTO on August 29, 2000 and the second mark was registered on September 12, 2000. In addition, ITIC registered a service mark with the USPTO on February 3, 1987. In the Company's opinion, the loss of these registrations would not materially affect its business or the business of its subsidiaries.

ADDITIONAL INFORMATION

      The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on the Company's website (www.invtitle.com) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2.     PROPERTIES

      The Company owns two adjacent office buildings and property located on the corner of North Columbia and West Rosemary Streets in Chapel Hill, North Carolina, which serves as the Company's corporate headquarters. The main building contains approximately 23,000 square feet and has on-site parking facilities. The Company's principal subsidiary, ITIC, leases office space in 33 locations throughout North Carolina, South Carolina, Michigan, Nebraska and Tennessee. NE-ITIC leases office space in one location in New York. Each of the office facilities occupied by the Company and its subsidiaries are in good condition and adequate for present operations, although the Company may look at additional space in Chapel Hill in 2004 in order to meet its future needs.

ITEM 3.     LEGAL PROCEEDINGS

      The Company and its subsidiaries are involved in various legal proceedings that are incidental to their business. In the Company's opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings will not, in the aggregate, be material to the Company's consolidated financial condition or operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

ITEM 4A.    EXECUTIVE OFFICERS OF THE COMPANY

      Following is information regarding the executive officers of the Company as of March 19, 2004. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name                                Age              Position with Registrant
----                                ---              ------------------------
J. Allen Fine                       69               Chief Executive Officer and Chairman of the Board

James A. Fine, Jr                   41               President, Treasurer, Chief Financial Officer and Director

W. Morris Fine                      37               Executive Vice President, Secretary and Director

J. Allen Fine has been Chief Executive Officer and Chairman of the Board of the Company since its incorporation in 1973. Mr. Fine also served as President of the Company until May 1997. Mr. Fine is the father of James A. Fine, Jr., President, Treasurer and Director of the Company, and W. Morris Fine, Executive Vice President, Secretary and Director of the Company.

James A. Fine, Jr. was named Vice President of the Company in 1987. In 1997, Mr. Fine was named President and Treasurer and appointed as a Director of the Company. James A. Fine, Jr. is the son of J. Allen Fine, Chief Executive Officer and Chairman of the Board of the Company, and the brother of W. Morris Fine, Executive Vice President, Secretary and Director of the Company.

W. Morris Fine was named Vice President of the Company in 1992. In 1993, Mr. Fine was named Treasurer of the Company and served in that capacity until 1997. In 1997, Mr. Fine was named Executive Vice President and Secretary of the Company. In 1999, he was appointed as a Director of the Company. W. Morris Fine is the son of J. Allen Fine, Chief Executive Officer and Chairman of the Board of the Company, and the brother of James A. Fine, Jr., President, Treasurer and Director of the Company.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The high and low sales prices for the Company's common stock, as reported on the NASDAQ National Market System, and the dividends paid per common share for each quarter in the last two fiscal years are set forth under the caption "Common Stock Data" in the 2003 Annual Report to Shareholders and are incorporated by reference in this Form 10-K Annual Report. For a discussion of factors that may limit the Company's ability to pay dividends on its common stock, refer to the subsection of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Liquidity and Capital Resources" in the 2003 Annual Report to Shareholders, incorporated by reference in this Form 10-K Annual Report.

ITEM 6.     SELECTED FINANCIAL DATA

      The selected financial data for the last five fiscal years of the Company and its subsidiaries is set forth under the caption "Financial Highlights" in the 2003 Annual Report to Shareholders and is incorporated by reference in this Form 10-K Annual Report. The information should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Annual Report to Shareholders, which are incorporated by reference in this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The subsection entitled "Quantitative and Qualitative Disclosures about Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data in the 2003 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.

      The financial statements meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

      The supplementary financial information set forth in the section entitled "Selected Quarterly Financial Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in, nor disagreements with, accountants on accounting and financial disclosure.

ITEM 9A.    CONTROLS AND PROCEDURES

      The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14(c) under the Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

      There was no change in the Company's internal control over financial reporting identified in connection with the above-referenced evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information pertaining to Directors of the Company under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004 is incorporated by reference in this Form 10-K Annual Report. Other information with respect to executive officers is contained in Part I - Item 4(a) under the caption "Executive Officers of the Company".

      The Company has adopted a written Code of Business Conduct and Ethics that applies to all officers, directors and employees of the Company and its subsidiaries. The Code of Business Conduct and Ethics can be found on the Company's website at www.invtitle.com. The Company intends to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on its website. A copy of the Code of Business Conduct and Ethics has also been attached to this Annual Report on Form 10-K as Exhibit 14.

ITEM 11.    EXECUTIVE COMPENSATION

      Information set forth under the headings "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2004 is incorporated by reference in this Form 10-K Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information pertaining to securities ownership of certain beneficial owners and management under the heading "Stock Ownership of Executive Officers and Certain Beneficial Owners" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2004 is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information set forth under the heading "Executive Employment Agreements" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2004 is incorporated by reference in this Form 10-K Annual Report

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information pertaining to principal accountant fees and services under the heading "Independent Auditor Fees" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2004 is incorporated by reference in this Form 10-K Annual Report.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.

       The following financial statements in the 2003 Annual Report to Shareholders are hereby incorporated by reference in this Form 10-K Annual
Report:

       Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Income for the Years Ended December 31,
          2003, 2002 and 2001
       Consolidated Statements of Stockholders' Equity for the Years Ended
          December 31, 2003, 2002 and 2001
       Consolidated Statements of Comprehensive Income for the Years Ended
          December 31, 2003, 2002 and 2001
       Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2003, 2002 and 2001
       Notes to Consolidated Financial Statements
       Report of Independent Auditors

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

(a)(3) Exhibits.

       The exhibits filed as a part of this report and incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K.

(b)    Reports on Form 8-K.

       On October 29, 2003, the Company furnished a report on Form 8-K that reported under Item 12 that, on October 29, 2003, the Company released earnings for the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INVESTORS TITLE COMPANY


                             By: /s/ J. Allen Fine
                                 -------------------------------------------
                                 J. Allen Fine, Chairman and Chief Executive
                                 Officer (Principal Executive Officer)


March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2004.

/s/ J. Allen Fine                               /s/ James R. Morton
-----------------                               -------------------
J. Allen Fine, Chairman of the Board            James R. Morton, Director
and Chief Executive Officer
(Principal Executive Officer)


/s/ James A. Fine,  Jr.                         /s/ A. Scott Parker III
-----------------------                         -----------------------
James A. Fine, Jr., President, Treasurer        A. Scott Parker III, Director
and Director (Principal Financial Officer
and Principal Accounting Officer)


/s/ W. Morris Fine                              /s/ H. Joe King, Jr.
------------------                              --------------------
W. Morris Fine, Executive Vice President,       H. Joe King, Jr., Director
Secretary and Director


/s/ David L.  Francis                           /s/William J. Kennedy III
--------------------                            -------------------------
David L. Francis, Director                      William J. Kennedy III, Director


/s/Loren B. Harrell, Jr.
------------------------
Loren B. Harrell, Jr., Director

                                                                      SCHEDULE I
                                                                      ----------

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2003

---------------------------------------------------------------------------------------------------------------------------
                                                                                                            Amount at
                                                                                                            which shown
                                                                                                               in the
Type of Investment                                                 Cost(1)            Market Value       Balance Sheet (2)
---------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Bonds:
    States, municipalities and political
      subdivisions                                                $31,946,705          $34,007,562         $33,842,046
     Public utilities                                                 199,547              224,832             224,832
     All other corporate bonds                                     18,465,006           19,476,895          19,476,895
  Short-term investments                                            9,741,387            9,741,387           9,741,387
  Certificates of deposit                                           1,044,677            1,044,677           1,044,677
                                                             -----------------    -----------------    ----------------
      Total fixed maturities                                       61,397,322           64,495,353          64,329,837
                                                             -----------------    -----------------    ----------------

Equity Securities:
  Common Stocks:
      Public utilities                                                186,529              445,084             445,084
      Banks, trust and insurance companies                            291,442            1,104,113           1,104,113
      Industrial, miscellaneous and all other                       1,857,844            2,808,158           2,808,158
  Nonredeemable preferred stock                                     8,953,190            9,199,430           9,199,430
  Redeemable preferred stock                                        1,000,000            1,000,000           1,000,000
                                                             -----------------    -----------------    ----------------
      Total equity securities                                      12,289,005           14,556,785          14,556,785
                                                             -----------------    -----------------    ----------------

Other Investments                                                     955,561                                  955,561
                                                             -----------------                         ----------------
Total investments per the consolidated balance sheet             $ 74,641,888                             $ 79,842,183
                                                             =================                         ================

(1) Fixed maturities are shown at amortized cost and equity securities are shown at original cost.

(2) Bonds of states, municipalities and political subdivisions are shown at amortized cost for held-to-maturity bonds and fair value for available-for-sale bonds. Equity securities are shown at fair value.

                                                                     SCHEDULE II
                                                                     -----------

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

                                                                               2003                   2002

Assets
  Cash and cash equivalents                                                 $   121,587           $   142,038
  Investments in equity securities                                            2,030,000                30,000
  Investments in fixed maturities,available-for-sale                          3,268,225             5,036,231
  Other investments                                                             829,123               385,195
  Investments in affiliated companies                                        52,597,051            45,334,102
  Other receivables                                                           1,756,867               310,778
  Deferred income taxes, net                                                     62,046                43,067
  Income taxes receivable                                                     1,327,456                    --
  Prepaid expenses and other assets                                              16,927                19,641
  Property, net                                                               2,108,948             2,074,844
                                                                            -----------           -----------

Total Assets                                                                $64,118,230           $53,375,896
                                                                            ===========           ===========

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable and accrued liabilities                                  $   929,484           $   475,387
  Income taxes payable                                                               --               232,325
                                                                            -----------           -----------
    Total liabilities                                                           929,484               707,712
                                                                            -----------           -----------

Stockholders' Equity:
  Class A Junior Participating preferred stock - no par value
    (shares authorized 100,000; no shares issued)                                    --                    --
  Common stock-no par (shares authorized,
    10,000,000; 2,855,744 and 2,855,744 shares issued and
    2,503,923 and 2,515,804 shares outstanding 2003 and
    2002, respectively)                                                               1                     1
  Retained earnings                                                          59,756,927            49,613,044
  Accumulated other comprehensive income
     (net of deferred taxes: 2003:  $1,768,477; 2002: $1,574,431)             3,431,818             3,055,139
                                                                            -----------           -----------
    Total stockholders' equity                                               63,188,746            52,668,184
                                                                            -----------           -----------

Total Liabilities and Stockholders' Equity                                  $64,118,230           $53,375,896
                                                                            ===========           ===========


See notes to condensed financial statements.

                                                                     SCHEDULE II
                                                                     -----------

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                 2003                2002                  2001

Revenues:
Investment income-interest and dividends                   $    96,952            $   91,619            $   96,624
Rental income                                                  503,031               516,018               510,132
Miscellaneous income                                            11,000                 5,017                 1,000
                                                           -----------            ----------            ----------
     Total                                                     610,983               612,654               607,756
                                                           -----------            ----------            ----------
Operating Expenses:
Office occupancy and operations                                242,861               247,244               170,445
Business development                                            31,098                24,077                21,928
Taxes-other than payroll and income                             65,461                61,107                65,917
Professional fees                                               52,758                63,490                30,191
Other expenses                                                  47,635                45,332                43,215
                                                           -----------            ----------            ----------
     Total                                                     439,813               441,250               331,696
                                                           -----------            ----------            ----------

Equity in Net Income of Affiliated Cos.*                    10,850,844             7,991,438             5,850,938
                                                           -----------            ----------            ----------
Income Before Income Taxes                                  11,022,014             8,162,842             6,126,998
                                                           -----------            ----------            ----------
Provision for Income Taxes                                      57,000                54,000               118,000
                                                           -----------            ----------            ----------
Net Income                                                 $10,965,014            $8,108,842            $6,008,998
                                                           ===========            ==========            ==========
Basic Earnings per Common Share                            $      4.38            $     3.22            $     2.35
                                                           ===========            ==========            ==========
Weighted Average Shares Outstanding-Basic                    2,503,659             2,517,328             2,554,204
                                                           ===========            ==========            ==========
Diluted Earnings Per Common Share                          $      4.18            $     3.12            $     2.31
                                                           ===========            ==========            ==========
Weighted Average Shares Outstanding-Diluted                  2,624,473             2,597,979             2,599,714
                                                           ===========            ==========            ==========

* Eliminated in consolidation


See notes to condensed financial statements.

                                                                     SCHEDULE II

                    INVESTORS TITLE COMPANY (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                  2003              2002             2001
Operating Activities:
  Net income                                                                  $ 10,965,014      $ 8,108,842      $ 6,008,998
   Adjustments to reconcile net income to net cash provided
     by operating activities:
         Equity in net earnings of subsidiaries                                (10,850,843)      (7,991,439)      (5,850,938)
         Depreciation                                                               70,944           72,467           76,206
         Amortization, net                                                          10,601           11,977               --
         Net gain on disposals of property                                              --             (532)              --
         Benefit for deferred income taxes                                         (12,000)          (6,000)         (11,400)
         (Increase) decrease in receivables                                     (1,446,089)           4,567         (203,869)
         (Increase) decrease in income taxes receivable-current                 (1,327,456)              --          404,548
         (Increase) decrease in prepaid expenses                                     2,714           32,884          (40,598)
         Increase in accounts payable and accrued liabilities                      454,097          138,300          193,821
         Increase (decrease) in income taxes payable-current                      (232,325)        (157,772)         390,097
                                                                              ------------          -------          -------
            Net cash provided by operating activities                           (2,365,343)         213,294          966,865
                                                                              ------------          -------          -------

Investing Activities:
   Capital contribution to subsidiaries                                           (325,000)              --               --
   Dividends received from subsidiaries                                          3,782,400        3,177,772          900,000
   Purchases of available-for-sale securities                                           --       (3,599,095)      (2,009,015)
   Proceeds from available-for-sale securities                                   1,736,879          597,962          661,397
   Purchases of held-at-cost securities                                           (486,000)        (385,195)              --
   Proceeds from held-at-cost securities                                            42,072               --               --
   Purchases of equity securities                                               (2,000,000)              --               --
   Proceeds from the sale of equity securities                                          --               --           45,000
   Purchases of furniture and equipment                                           (105,048)          (8,157)         (11,075)
   Proceeds from the sale of furniture and equiment                                     --           10,000               --
                                                                              ------------          -------          -------
      Net cash used in investing activities                                      2,645,303         (206,713)        (413,693)
                                                                              ------------          -------          -------

Financing Activities:
   Dividends paid (net dividends paid to subsidiary of $42,278 in 2003
      and $42,132 in 2002)                                                        (300,411)        (300,557)        (342,689)
                                                                              -------------         -------          -------
      Net cash used in financing activities                                       (300,411)        (300,557)        (342,689)
                                                                              -------------         -------          -------

Net Increase (Decrease) in Cash and Cash Equivalents                               (20,451)        (293,976)         210,483
Cash and Cash Equivalents, Beginning of Year                                       142,038          436,014          225,531
                                                                              -------------         -------          -------
Cash and Cash Equivalents, End of Year                                        $    121,587      $   142,038      $   436,014
                                                                              ============      ===========      ===========


Supplemental Disclosures:
Cash Paid (Refunded) During the Year For:
   Income Taxes                                                               $  1,638,949      $   217,772      $  (109,359)
                                                                              ============      ===========      ===========

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

2. Cash dividends paid to Investors Title Company by its wholly owned subsidiary were as follows:

      Subsidiaries                                                  2003              2002            2001
      ------------------------------------------------------------------------------------------------------
      Investors Title Insurance Company, net  *                $ 3,307,400       $ 2,857,772       $ 350,000

      Investors Title Exchange Corporation                         175,000           160,000         550,000

      Investors Title Accommodation Corporation                    100,000           100,000               -

      Investors Title Management Services, Inc.                    200,000            60,000               -
                                                       -----------------------------------------------------

                                                               $ 3,782,400       $ 3,177,772       $ 900,000
                                                       =====================================================

*Total dividends of $3,349,678 and $2,899,904 paid to the Parent Company in 2003 and 2002, respectively, netted with dividends of $42,278 and $42,132 received from the Parent in 2003 and 2002, respectively.

                                                                    SCHEDULE III

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
              For the Years Ended December 31, 2003, 2002 and 2001

------------------------------------------------------------------------------------------------------------------
                                            Future
                                            Policy                      Other
                                           Benefits,                   Policy
                            Deferred        Losses,                    Claims
                             Policy         Claims                       and                            Net
                          Acquisition      and Loss      Unearned     Benefits        Premium        Investment
        Segment               Cost         Expenses      Premiums      Payable        Revenue          Income
------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 2003
Title Insurance                   ---      $ 30,031,000         ---      $ 726,191     $ 83,927,312    $ 2,589,228
Exchange Services                 ---               ---         ---            ---              ---          2,818
All Other                         ---               ---         ---            ---              ---         99,641
                         -----------------------------------------------------------------------------------------
                                  ---      $ 30,031,000         ---      $ 726,191     $ 83,927,312    $ 2,691,687
                         =========================================================================================

Year Ended
December 31, 2002
Title Insurance                   ---      $ 25,630,000         ---      $ 401,040     $ 67,298,617    $ 2,706,886
Exchange Services                 ---               ---         ---            ---              ---          6,115
All Other                         ---               ---         ---            ---              ---         93,807
                         -----------------------------------------------------------------------------------------
                                  ---      $ 25,630,000         ---      $ 401,040     $ 67,298,617    $ 2,806,808
                         =========================================================================================

Year Ended
December 31, 2001
Title Insurance                   ---      $ 21,460,000         ---      $ 281,961     $ 58,800,545    $ 2,626,053
Exchange Services                 ---               ---         ---            ---              ---         16,245
All Other                         ---               ---         ---            ---              ---         97,982
                         -----------------------------------------------------------------------------------------
                                  ---      $ 21,460,000         ---      $ 281,961     $ 58,800,545    $ 2,740,280
                         =========================================================================================

---------------------------------------------------------------------------------------
                            Benefits       Amortization
                            Claims,        of Deferred
                           Losses and        Policy            Other
                           Settlement      Acquisition       Operating       Premiums
        Segment             Expenses          Costs          Expenses         Written
---------------------------------------------------------------------------------------
Year Ended
December 31, 2003
Title Insurance           $ 9,292,739              ---    $ 63,495,050         N/A
Exchange Services                 ---              ---         495,119         N/A
All Other                         ---              ---       1,375,949         N/A
                         ---------------------------------------------
                          $ 9,292,739              ---    $ 65,366,118
                         =============================================

Year Ended
December 31, 2002
Title Insurance           $ 6,871,822              ---     $ 52,772,681        N/A
Exchange Services                 ---              ---          441,386        N/A
All Other                         ---              ---        1,097,609        N/A
                         ----------------------------------------------
                          $ 6,871,822              ---     $ 54,311,676
                         ==============================================

Year Ended
December 31, 2001
Title Insurance           $ 6,786,263              ---     $ 46,769,615        N/A
Exchange Services                 ---              ---          433,810        N/A
All Other                         ---              ---        1,063,759        N/A
                         ----------------------------------------------
                          $ 6,786,263              ---     $ 48,267,184
                         ==============================================

                                                                     SCHEDULE IV
                                                                     -----------

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                                   REINSURANCE
              For the Years Ended December 31, 2003, 2002 and 2001

--------------------------------------------------------------------------------------------------------------------------------
                                                        Ceded to        Assumed from                            Percentage of
                                       Gross             Other              Other              Net                 Amount
                                       Amount          Companies          Companies           Amount            Assumed to Net
--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 2003
Title Insurance                     $84,359,310          $438,229          $ 6,231          $83,927,312             0.01%

YEAR ENDED
DECEMBER 31, 2002
Title Insurance                     $67,626,272          $348,395          $20,740          $67,298,617             0.03%

YEAR ENDED
DECEMBER 31, 2001
Title Insurance                     $59,119,379          $340,228          $21,394          $58,800,545             0.04%

                                                                      SCHEDULE V
                                                                      ----------

                    INVESTORS TITLE COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2003, 2002 and 2001

-------------------------------------------------------------------------------------------------------------------------------
                             Balance at            Additions            Additions Charged
                              Beginning            Charged to                to Other        Deductions-          Balance at
Description                   of Period        Costs and Expenses      Accounts - Describe    describe*         End of Period
-------------------------------------------------------------------------------------------------------------------------------
2003
Premiums Receivable
Valuation Provision          $ 1,800,000             $5,477,324                $       --        $(4,803,324)       $ 2,474,000

Reserves for
Claims                       $25,630,000             $9,292,739                $       --        $(4,891,739)       $30,031,000


2002
Premiums Receivable
Valuation Provision          $ 1,405,000             $4,600,806                $       --        $(4,205,806)       $ 1,800,000

Reserves for
Claims                       $21,460,000             $6,871,822                $       --        $(2,701,822)       $25,630,000


2001
Premiums Receivable
Valuation Provision          $   725,000             $3,484,380                $       --        $(2,804,380)       $ 1,405,000

Reserves for
Claims                       $17,944,665             $6,786,263                $       --        $(3,270,928)       $21,460,000



*Cancelled premiums and change in allowance for bad debts

*Payments of claims, net of recoveries

                                INDEX TO EXHIBITS


Exhibit
Number         Description
------         -----------

3(i) Articles of Incorporation dated January 22, 1973, incorporated by reference to Exhibit 1 to Form 10 dated June 12, 1984

3(ii)          Bylaws - Restated and Amended as of May 21, 2003

4 Rights Agreement, dated as of November 12, 2002, between Investors Title Company and Central Carolina Bank, a division of National Bank of Commerce, incorporated by reference to Exhibit 1 to Form 8-A filed November 15, 2002

10(i)          1993 Incentive Stock Option Plan, incorporated by reference to
               Exhibit 10 to Form 10-K for the year ended December 31, 1993

10(ii) Form of Incentive Stock Option Agreement under 1993 Incentive Stock Option Plan, incorporated by reference to Exhibit 10(v) to Form 10-K for the year ended December 31, 1994

10(iii) 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(viii) to Form 10-K for the year ended December 31, 1996

10(iv) Form of Nonqualified Stock Option Agreement to Non-employee Directors dated May 13, 1997 under the 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(ix) to Form 10-Q for the quarter ended June 30, 1997

10(v) Form of Nonqualified Stock Option Agreement under 1997 Stock Option and Restricted Stock Plan, incorporated by reference to
               Exhibit 10(x) to Form 10-K for the year ended December 31, 1997

10(vi) Form of Incentive Stock Option Agreement under 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(xi) to Form 10-K for the year ended December 31, 1997

10(vii) Form of Amendment to Incentive Stock Option Agreement between Investors Title Company and James Allen Fine, James Allen Fine, Jr., William Morris Fine, George Abbitt Snead, Ralph Nichols Strayhorn, III and Raeford Wilder Wall, Jr., respectively, incorporated by reference to Exhibit 10(xii) to Form 10-Q for the quarter ended June 30, 2000

10(viii) 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(xiii) to Form 10-K for the year ended December 31, 2000

10(ix)         Form of Employment Agreement dated November 17, 2003 with each of
               J. Allen Fine, James A. Fine, Jr. and W. Morris Fine

13 Portions of 2003 Annual Report to Shareholders incorporated by reference in this report as set forth in Parts I, II and IV hereof

14             Code of Business Conduct and Ethics

21             Subsidiaries of Registrant

23             Independent Auditors Consent and Report on Schedules

31(i) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002