Form 10-Q
period 2004-03-31
INVESTORS TITLE CO
filed 2004-05-14
CIK 720858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________ Commission File Number: 0-11774 INVESTORS TITLE COMPANY (Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State of incorporation)	(I.R.S. Employer Identification No.)

121 North Columbia Street, Chapel Hill, North Carolina 27514
(Address of principal executive offices) (Zip Code)

(919) 968-2200
(Registrant’s telephone number, including area code)

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

        As of March 31, 2004, there were 2,855,744 outstanding shares of common stock of Investors Title Company, including 349,929 shares held by Investors Title Insurance Company, a wholly owned subsidiary of Investors Title Company.

INVESTORS TITLE COMPANY AND SUBSIDIARIES

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries Consolidated Balance Sheets As of March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$4,761,041	$5,125,356

Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost	3,343,339	3,526,030
Available-for-sale, at fair value	68,857,649	60,803,807
Equity securities, at fair value	8,359,781	14,556,785
Other investments	1,166,963	955,561

Total investments	81,727,732	79,842,183

Premiums receivable, less allowance for doubtful accounts of
$2,364,000 and $2,474,000 for 2004 and 2003, respectively	6,980,662	8,031,803
Accrued interest and dividends	606,992	667,147
Prepaid expenses and other assets	1,291,678	934,345
Property acquired in settlement of claims	286,517	286,517
Property, net	3,963,749	4,099,243
Deferred income taxes, net	1,126,027	1,485,217

Total Assets	$100,744,398	$100,471,811

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims (Note 2)	$30,500,000	$30,031,000
Accounts payable and accrued liabilities	3,488,727	5,782,470
Commissions and reinsurance payables	390,899	726,191
Premium taxes payable	235,279	461,436
Current income taxes payable	778,370	281,968

Total liabilities	35,393,275	37,283,065

Stockholders’ Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	—	—
Common stock-no par value (shares authorized 10,000,000;
2,505,815 and 2,503,923 shares issued and outstanding 2004 and 2003, respectively, excluding 349,929 and 351,821 shares 2004 and 2003,
respectively, of common stock held by the Company’s subsidiary)	1	1
Retained earnings	61,841,289	59,756,927
Accumulated other comprehensive income, net of deferred taxes of
$1,808,667 and $1,768,477 for 2004 and 2003, respectively (Note 3)	3,509,833	3,431,818

Total stockholders’ equity	65,351,123	63,188,746

Total Liabilities and Stockholders’ Equity	$100,744,398	$100,471,811

See notes to consolidated financial statements. 1

Investors Title Company and Subsidiaries Consolidated Statements of Income For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

	2004	2003
Revenues:
Underwriting income:
Premiums written	$17,051,282	$19,765,174
Less-premiums for reinsurance ceded	69,526	97,189

Net premiums written	16,981,756	19,667,985
Investment income – interest and dividends	673,326	674,578
Net realized gain on sales of investments	3,431	23,047
Exchange services revenue (Note 5)	479,894	101,089
Other	478,162	561,744

Total	18,616,569	21,028,443

Operating Expenses:
Commissions to agents	6,998,595	9,392,790
Provision for claims (Note 2)	1,844,379	2,083,038
Salaries, employee benefits and payroll taxes (Note 6)	3,847,905	3,547,057
Office occupancy and operations	1,210,298	1,097,116
Business development	353,414	380,952
Taxes, other than payroll and income	201,114	54,123
Premium and retaliatory taxes	333,004	421,286
Professional fees	410,675	207,344
Other	31,374	51,931

Total	15,230,758	17,235,637

Income Before Income Taxes	3,385,811	3,792,806

Provision For Income Taxes	1,164,207	1,184,245

Net Income	$2,221,604	$2,608,561

Basic Earnings Per Common Share (Note 4)	$0.89	$1.04

Weighted Average Shares Outstanding – Basic (Note 4)	2,505,368	2,513,507

Diluted Earnings Per Common Share (Note 4)	$0.84	$1.00

Weighted Average Shares Outstanding– Diluted (Note 4)	2,638,264	2,610,242

Dividends Paid	$75,187	$75,471

Dividends Per Share	$0.03	$0.03

See notes to consolidated financial statements. 2

Investors Title Company and Subsidiaries Consolidated Statements of Stockholders’ Equity For the Three Months Ended March 31, 2004 and For the Year Ended December 31, 2003 (Unaudited)             (Audited)

	Common Stock		Retained	Accumulated Other Comprehensive Income (Net Unrealized Gain	Total Stockholders’
	Shares	Amount	Earnings	on Investments)	Equity

Balance,
January 1, 2003	2,515,804	$1	$49,613,044	$3,055,139	$52,668,184
Net income			10,965,014		10,965,014
Dividends ($.12 per share)			(300,411)		(300,411)
Shares of common stock repurchased	(41,175)		(986,479)		(986,479)
Compensation expense related to stock options	2,144		51,224		51,224
Stock options exercised	27,150		414,535		414,535
Net unrealized gain on investments				376,679	376,679

Balance,
December 31, 2003	2,503,923	1	59,756,927	3,431,818	63,188,746
Net income			2,221,604		2,221,604
Dividends ($.03 per share)			(75,187)		(75,187)
Shares of common stock repurchased	(5,823)		(197,150)		(197,150)
Compensation expense related to stock options	370		12,281		12,281
Stock options exercised	7,345		122,814		122,814
Net unrealized gain on investments				78,015	78,015

Balance,
March 31, 2004	2,505,815	$1	$61,841,289	$3,509,833	$65,351,123

See notes to consolidated financial statements. 3

Investors Title Company and Subsidiaries Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

	2004	2003
Operating Activities:
Net income	$2,221,604	$2,608,561
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	229,816	198,341
Amortization, net	9,500	5,867
Issuance of common stock in payment of bonuses and fees	12,281	5,014
Provision (benefit) for losses on premiums receivable	(110,000)	75,000
Net loss on disposals of property	—	2,128
Net realized gain on sales of investments	(3,431)	(23,047)
Provision for deferred income taxes	319,000	223,000
Changes in assets and liabilities:
Decrease in receivables and other assets	863,963	49,099
Decrease in accounts payable and accrued liabilities	(2,293,743)	(2,157,921)
Decrease in commissions and reinsurance payables	(335,292)	(102,169)
Increase (decrease) in premium taxes payable	(226,157)	144,558
Increase in current income taxes payable	496,402	109,878
Provision for claims	1,844,379	2,083,038
Payments of claims, net of recoveries	(1,375,379)	(1,638,038)

Net cash provided by operating activities	1,652,943	1,583,309

Investing Activities:
Purchases of available-for-sale securities	(16,365,855)	(2,317,518)
Purchases of held-to-maturity securities	(1,631)	(3,035)
Purchases of other securities	(211,402)	(486,000)
Proceeds from sales of available-for-sale securities	14,617,475	2,928,643
Proceeds from sales of held-to-maturity securities	188,000	205,000
Proceeds from other securities	—	5,246
Purchases of property	(94,322)	(190,310)
Proceeds from sales of property	—	185

Net cash provided by (used in) investing activities	(1,867,735)	142,211

Financing Activities:
Repurchases of common stock	(197,150)	(174,691)
Exercise of options	122,814	31,886
Dividends paid	(75,187)	(75,471)

Net cash used in financing activities	(149,523)	(218,276)

Net Increase (Decrease) in Cash and Cash Equivalents	(364,315)	1,507,244
Cash and Cash Equivalents, Beginning of Year	5,125,356	3,781,961

Cash and Cash Equivalents, End of Period	$4,761,041	$5,289,205

Supplemental Disclosures:
Cash Paid During the Year for:
Income Taxes, net of refunds	$351,000	$862,000

See notes to consolidated financial statements. 4

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Unaudited)

Note 1 – Basis of Presentation

        Reference should be made to the “Notes to Consolidated Financial Statements” of the Company’s Annual Report to Shareholders for the year ended December 31, 2003 for a complete description of the Company’s significant accounting policies. There were no changes in the significant accounting policies during the three months ended March 31, 2004.

        Principles of Consolidation – The unaudited consolidated financial statements include the accounts and operations of Investors Title Company and its subsidiaries (Investors Title Insurance Company, Northeast Investors Title Insurance Company, Investors Title Exchange Corporation, Investors Title Accommodation Corporation, Investors Title Management Services, Inc., Investors Title Commercial Agency, LLC, Investors Capital Management Company, and Investors Trust Company), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All intercompany balances and transactions have been eliminated in consolidation.

        In the opinion of management, all necessary adjustments have been reflected for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements. All such adjustments are of a normal recurring nature.

        Reclassification — Certain 2003 amounts have been reclassified to conform to 2004 classifications.

        Earnings per share – Basic net income per share information is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period.

        Recent Accounting Pronouncements – FIN 46: In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 amended Accounting Research Bulletin 51, Consolidated Financial Statements, and established standards for determining circumstances under which a variable interest entity (“VIE”) should be consolidated by its primary beneficiary. FIN 46 also requires disclosures about VIEs that the Company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB issued FIN 46-R, which not only included amendments to FIN 46, but also required application of the interpretation to all affected entities no later than March 31, 2004 for calendar-year reporting companies. Prior to FIN 46-R, however, companies were required to apply the interpretation to special-purpose entities by December 31, 2003. The adoption of FIN 46-R as it relates to special-purpose entities did not have any effect on the Company’s results of operations, financial position or liquidity.

        SFAS 150: In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatorily redeemable shares, which the issuer is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on the Company’s financial statements.

        Stock-Based Compensation — The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123, which together require compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

        Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company’s net income and diluted net income per common share would have been the pro forma amounts indicated in the following table:

	For the Three Months Ended March 31,
	2004	2003
Net income as reported	$2,221,604	$2,608,561
Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(37,615)	(37,913)

Pro forma net income	$2,183,989	$2,570,648

Net income per share:
Basic – as reported	$0.89	$1.04
Basic – pro forma	$0.87	$1.02
Diluted – as reported	$0.84	$1.00
Diluted – pro forma	$0.83	$0.98

Note 2 – Reserves for Claims Transactions in the reserves for claims for the three months ended March 31, 2004 and the twelve months ended December 31, 2003 were as follows:

	March 31, 2004	December 31, 2003
Balance, beginning of year	$30,031,000	$25,630,000
Provision, charged to operations	1,844,379	9,292,739
Payments of claims, net of recoveries	(1,375,379)	(4,891,739)

Ending balance	$30,500,000	$30,031,000

        The total reserve for all reported and unreported losses the Company incurred through March 31, 2004 is represented by the reserve for claims. The Company’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

        Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 – Comprehensive Income

        Total comprehensive income for the three months ended March 31, 2004 and 2003 was $2,299,619 and $2,586,671, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company’s available-for-sale securities.

Note 4 – Earnings Per Common Share

        Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 132,896 and 96,735 for the three months ended March 31, 2004 and 2003, respectively. Options to purchase 253,646 and 313,021 shares of common stock were outstanding for the three months ended March 31, 2004 and 2003, respectively. Of the total options outstanding, 0 and 60,436 options were not included in the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively because the options’ exercise prices were greater than the average market price of the common shares.

Note 5 – Segment Information

Three Months Ended	Operating Revenues	Income Before Income Taxes	Assets

March 31, 2004
Title Insurance	$17,186,563	$3,183,566	$88,415,497
Exchange Services	479,894	335,618	857,484
All Other	273,355	(133,373)	11,471,417

	$17,939,812	$3,385,811	$100,744,398

March 31, 2003
Title Insurance	$19,991,446	$3,733,657	$76,812,327
Exchange Services	101,089	(34,880)	336,577
All Other	238,283	94,029	8,300,998

	$20,330,818	$3,792,806	$85,449,902

        Operating revenues represent net premiums written and other revenues, excluding investment income and net realized gain on sales of investments.

Note 6 – Commitments and Contingencies

        The Company and its subsidiaries are involved in various legal proceedings that are incidental to their business. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings will not, in the aggregate, be material to the Company’s consolidated financial condition or operations.

        On November 17, 2003, Investors Title Insurance Company entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The plan is unfunded. The following sets forth the net periodic benefits cost for the executive benefits for the quarter ended March 31, 2004:

For the Quarter Ended March 31, 2004
Service cost at beginning of quarter	$3,513
Interest cost for the quarter	3,875
Amortization of Unrecognized Prior Service Cost	8,521
Amortization of Unrecognized Gains or Losses	—

Net Periodic Benefits Costs	$15,909

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The Company’s 2003 Annual Report on Form 10-K and 2003 Annual Report to Shareholders should be read in conjunction with the following discussion since they contain important information for evaluating the Company’s operating results and financial condition.

Overview

         Title Insurance: Investors Title Company (the “Company”) engages primarily in two segments of business. Its main business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and Northeast Investors Title Insurance Company (“NE-ITIC”). Through ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer and as a reinsurer for other title insurance companies. Title insurance protects against loss or damage resulting from defects that affect the title to real property. The commitment and policies issued are the standard American Land Title Association approved forms.

        There are two basic types of title insurance policies — one for the mortgage lender and one for the real estate owner. A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender’s title insurance policy does not protect the property owner. The property owner has to purchase a separate owner’s title insurance policy to protect his investment. When real property is conveyed from one party to another, occasionally there is a hidden defect in the title or a mistake in a prior deed, will or mortgage that may give a third party a legal claim against such property. If a claim is made against real property, title insurance provides a corporate guarantee against insured defects, pays all legal expenses to eliminate any title defects, pays any claims arising from errors in title examination and recording, and pays any losses arising from hidden defects in title and defects that are not of record. Title insurance provides an assurance that the insurance holder’s ownership and use of such property will be defended promptly against claims, at no cost, whether or not the claim is valid.

        The Company’s profitability in the land title insurance industry is affected by a number of factors, including the cost and availability of mortgage funds, the level of real estate and mortgage refinance activity, the cost of real estate, employment levels, family income levels and general economic conditions. Generally, real estate activity declines as a result of higher interest rates or an economic downturn, thus leading to a corresponding decline in title insurance premiums written and the revenues and profitability of the Company. The cyclical nature of the land title insurance industry has historically caused fluctuations in revenues and profitability and it is expected to continue to do so in the future.

        Volume is also a key factor in the Company’s profitability because the Company has certain significant fixed costs such as personnel and occupancy expenses associated with processing and issuing a title insurance policy. These costs do not necessarily increase or decrease depending on the size and type of the policy issued. Title insurance premiums are based on the face amount of the policy; therefore, the Company typically makes a larger profit on policies with a high face amount because, while the premium received from the policy increases, the cost to issue the policy does not increase substantially. Similarly, the cancellation of a policy order often negatively impacts the Company’s profitability since the fixed costs associated with processing the policy are not offset by the receipt of a premium.

        Management is facing the challenge of responding to revenue reductions that are expected to continue in 2004 due to the decline in refinancing activity. Operating results for the quarter ended March 31, 2004, therefore, should not be viewed as indicative of the Company’s future operating results. As always, the Company has been monitoring and carefully managing operating expenses such as salaries, employees benefits and other operational expenses in light of the expected decline in title insurance revenues.

        The Company strives to offset the cyclical nature of the real estate market by increasing its market share. This effort includes expanding into new markets primarily by continuing to develop agency relationships, as well as improving market penetration with existing offices and agents. In order to maintain and improve profits, the Company endeavors to identify opportunities to refine operating procedures and to implement programs designed to reduce expenses.

        Exchange Services: The Company’s second segment provides tax-free exchange services through its subsidiaries, Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”). ITEC serves as a qualified intermediary in §1031 like-kind exchanges of real or personal property. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction with the closing agents. ITEC’s duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period. ITAC serves as exchange accommodation titleholder in reverse exchanges. As exchange accommodation titleholder, ITAC offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.

        Factors that influence the title insurance industry will also generally affect the exchange services industry.

        New Services: Investors Trust Company (“INTC”), wholly owned by the Company, was chartered on February 17, 2004 by the North Carolina Commissioner of Banks. INTC will serve clients throughout North Carolina and neighboring states by providing professional portfolio management services along with trust services.

Critical Accounting Policies

        During the quarter ended March 31, 2004, the Company made no changes in its critical accounting policies as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

        For the quarter ended March 31, 2004, net premiums written decreased 14% to $16,981,756, investment income decreased less than 1% to $673,326, revenues decreased 11% to $18,616,569 and net income decreased 15% to $2,221,604, all compared with the same quarter in 2003. Net income per basic and diluted common share decreased 14% and 16%, respectively, to $.89 and $.84, as compared with the same prior year period. For the quarter ended March 31, 2004, the title insurance segment’s operating revenues decreased 14% versus the first three months of 2003, while the exchange services segment’s operating revenues increased significantly for the three months ended March 31, 2004, compared with the same quarter in 2003. See the explanation for the decline in the title insurance segment’s operating revenues in the following paragraph. The increase in exchange services revenue was due to an increase in the volume of transactions and an increase in fee income. We anticipate that this line of business will continue to grow, although not necessarily at the same rate.

        Operating revenues: Premiums written declined from the prior year due to significantly lower mortgage refinancing; however, with mortgage rates remaining relatively low, the decline in premium revenue was offset by ongoing strength in real estate activity. According to the Freddie Mac Weekly Mortgage Rate Survey, the quarterly average 30-year fixed mortgage interest rates decreased to an average of 5.60% for the quarter ended March 31, 2004, compared with 5.84% for the quarter ended March 31, 2003. The volume of business decreased in the first quarter of 2004 as the number of policies and commitments issued declined to 71,896, a decrease of 26.8% compared with 98,227 in the same period in 2003.

        Shown below is a schedule of premiums written for the three months ended March 31, 2004 and 2003 in all states in which the Company’s two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

	2004	2003
Alabama	$328,316	$283,071
Arkansas	(108)	12,018
District of Columbia	3,245	3,025
Florida	355,604	14,980
Georgia	20,433	6,774
Illinois	263,728	312,449
Indiana	30,112	87,216
Kentucky	400,030	430,354
Louisiana	2,237	1,204
Maryland	334,860	411,566
Michigan	1,222,800	1,894,508
Minnesota	246,360	606,998
Mississippi	246,275	237,485
Missouri	75,477	6,582
Nebraska	218,924	497,932
New Jersey	7,182	17,084
New York	816,340	1,413,227

11

North Carolina	7,588,636	6,960,371
Ohio	7,827	24,286
Pennsylvania	574,826	1,568,738
South Carolina	1,773,897	1,570,562
Tennessee	710,915	917,978
Virginia	1,448,438	2,042,970
West Virginia	374,928	440,311
Wisconsin	—	(100)

Direct Premiums	17,051,282	19,761,589
Reinsurance Assumed	—	3,585
Reinsurance Ceded	(69,526)	(97,189)

Net Premiums	$16,981,756	$19,667,985

        ITIC delivers title insurance coverage through a home office, branch offices, and issuing agents. In North Carolina, ITIC operates through a home office and 27 branch offices. In South Carolina and Michigan, ITIC operates through a branch office and issuing agents located conveniently to customers throughout the state. ITIC also writes title insurance policies through issuing agents in the District of Columbia and the States of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin. NE-ITIC currently operates through agents in the State of New York.

        The decline in total premiums written was due to significantly lower mortgage refinancing activity. Premiums in North Carolina, the Company’s largest market, increased due to continued strength in purchase and sale activity and a rate increase related to insured closing services. The increase in Florida is due primarily to the increase in agent business.

        Shown below is a breakdown of branch and agency premiums for the three months ended March 31:

	2004	%	2003	%
Branch	$7,459,411	44	$7,001,693	36
Agency	9,522,345	56	12,666,292	64

Total	$16,981,756	100	$19,667,985	100

        Net premiums written from branch operations increased 7% and 34% for the three months ended March 31, 2004 and 2003, respectively, as compared with the same period in the prior year. Of the Company’s twenty-nine branch locations that underwrite title insurance policies, twenty-seven are located in North Carolina and, as a result, branch net premiums written primarily represent North Carolina business.

        Agency net premiums decreased 25% and increased 35% for the three months ended March 31, 2004 and 2003, respectively, as compared with the same period in the prior year. The majority of the decrease in agency net premiums written in the first quarter 2004 can be contributed to the general decline in business due to the slowdown in refinancing activity.

        Expenses: Total operating expenses decreased 12% for the three-month period ended March 31, 2004 compared with the same period in 2003. This decrease was due primarily to a decline in premium volume. A summary by segment of the Company’s operating expenses is as follows for the three months ended March 31:

	2004	%	2003	%
Title insurance	$14,526,343	95	$16,819,102	98
Exchange services	145,478	1	136,562	-
All other	558,937	4	279,973	2

	$15,230,758	100	$17,235,637	100

        Commissions decreased 25% in the first quarter 2004 when compared with the quarter ended March 31, 2003. This decrease is in direct proportion to the decline in agency premiums written.

         The provision for claims as a percentage of net premiums written was 10.86% for the three months ended March 31, 2004, versus 10.59% for the same period in 2003.

        On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of net premiums written were 22.7% and 18% for the three months ended March 31, 2004 and 2003, respectively. The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 89% and 93% of the total consolidated amount for the three months ended March 31, 2004 and 2003, respectively.

        Overall office occupancy and operations as a percentage of net premiums was 7.1% and 5.6% for the three months ended March 31, 2004 and 2003, respectively. The increase in office occupancy and operations expense was primarily due to an increase in depreciation expense, general insurance expense, contract labor and office supplies.

        Professional fees increased primarily due to the costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Liquidity and Capital Resources

        Cash flows: Net cash provided by operating activities for the three months ended March 31, 2004, amounted to $1,652,943 compared with $1,583,309 for the same three-month period of 2003. The increase is primarily the result of the accelerated collection of accounts receivable compared with the first quarter of 2003, offset by a reduction in net income.

        Payment of dividends: The Company’s ability to pay dividends and operating expenses is dependent on funds received from the insurance subsidiaries, which are subject to regulation in the states in which they do business. These regulations, among other things, require prior regulatory approval of the payment of dividends and other intercompany transfers. The Company believes, however, that amounts available for transfer from the insurance subsidiaries are adequate to meet the Company’s operating needs.

        Liquidity: Management believes that funds generated from operations (primarily underwriting and investment income) will enable the Company to adequately meet its cash needs and is unaware of any trend or occurrence that is likely to result in adverse liquidity changes. In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities.

        Capital Expenditures: During 2004, the Company has plans for various capital improvement projects, including an upgrade of certain electronic data processing systems. The Company anticipates capital expenditures in excess of $500,000 in connection with these projects.

Safe Harbor Statement

        This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market position, claims, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following: (1) the demand for title insurance will vary due to factors such as changes in mortgage interest rates, availability of mortgage funds, level of real estate activity, cost of real estate, consumer confidence, supply and demand for real estate, inflation and general economic conditions; (2) losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; (3) unanticipated adverse changes in securities markets could result in material losses on the Company’s investments; (4) the Company’s dependence on key management personnel, the loss of whom could have a material adverse effect on the Company’s business; (5) the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner; (6) the costs of producing title evidence are relatively high, whereas premium revenues are subject to regulatory and competitive restraints; and (7) state statutes require the Company’s insurance subsidiaries to maintain minimum levels of capital and surplus and restrict the amount of dividends that the insurance subsidiaries may pay to the Company without prior regulatory approval. Other risks and uncertainties may be described from time to time in the Company’s other reports and filings with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        No material changes in the Company’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Company’s 2003 Annual Report on Form 10-K for the period ended December 31, 2003.

Item 4. Controls and Procedures

        The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) under the Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. In reaching this conclusion, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

        During the first quarter 2004, there was no change in the Company’s internal control over financial reporting identified in connection with the above-referenced evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

01/01/04 – 01/31/04				407,507
02/01/04 – 02/29/04	1,844	$ 34.03	1,844	405,663
03/01/04 – 03/31/04	3,979	$ 33.78	3,979	401,684

Total:	5,823	$ 33.86	5,823	401,684

(1)	ITIC purchased an aggregate of 5,823 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.

15

(2)	The Board of Directors of ITIC approved the purchase by ITIC of up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan. Unless terminated earlier by resolution of the Board of Directors of ITIC, the Plan will expire when ITIC has purchased all shares authorized for purchase thereunder.

(3)	ITIC intends to make further purchases under this Plan.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On March 5, 2004, the Company filed a report on Form 8-K reporting under Item 5 that on March 2, 2004, the Company issued a press release announcing that Investors Trust Company, a wholly owned subsidiary of the Company, had received its charter from the North Carolina Commissioner of Banks.

16

SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS TITLE COMPANY By: /s/ James A. Fine, Jr. ————————————————— James A. Fine, Jr. President, Principal Financial Officer and Principal Accounting Officer

Dated: May 14, 2004 17