Form 10-Q
period 2004-06-30
INVESTORS TITLE CO
filed 2004-08-13
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to

Commission File Number:  0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State of Incorporation)	(I.R.S. Employer Identification No.)

121 North Columbia Street, Chapel Hill, North Carolina 27514
(Address of Principal Executive Offices) (Zip Code)

(919) 968-2200
(Registrant’s Telephone Number Including Area Code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   |X|     No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_|     No |X|

          As of June 30, 2004, there were 2,855,744 outstanding shares of common stock of Investors Title Company, including 354,380 shares held by Investors Title Insurance Company, a wholly owned subsidiary of Investors Title Company.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$5,013,645	$5,125,356

Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost	3,341,240	3,526,030
Available-for-sale, at fair value	71,188,047	60,803,807
Equity securities, at fair value	6,628,712	14,556,785
Other investments	1,280,494	955,561

Total investments	82,438,493	79,842,183

Premiums receivable, less allowance for doubtful accounts of $2,360,000 and $2,474,000 for 2004 and 2003, respectively	7,995,639	8,031,803
Accrued interest and dividends	679,458	667,147
Prepaid expenses and other assets	1,488,550	934,345
Property acquired in settlement of claims	286,517	286,517
Property, net	4,143,845	4,099,243
Deferred income taxes, net	1,172,598	1,485,217

Total Assets	$103,218,745	$100,471,811

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims (Note 2)	$30,476,000	$30,031,000
Accounts payable and accrued liabilities	4,653,737	5,782,470
Commissions and reinsurance payables	489,598	726,191
Premium taxes payable	—	461,436
Current income taxes payable	356,278	281,968

Total liabilities	35,975,613	37,283,065

Commitments and Contingencies (Note 6)

Stockholders’ Equity:

Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	—	—
Common stock-no par value (shares authorized 10,000,000; 2,501,364 and 2,503,923 shares issued and outstanding 2004 and 2003, respectively, excluding 354,380 and 351,821 shares 2004 and 2003, respectively, of common stock held by the Company’s subsidiary)	1	1
Retained earnings	64,435,785	59,756,927
Accumulated other comprehensive income, net of deferred taxes of $1,447,096 and $1,768,477 for 2004 and 2003, respectively (Note 3)	2,807,346	3,431,818

Total stockholders’ equity	67,243,132	63,188,746

Total Liabilities and Stockholders’ Equity	$103,218,745	$100,471,811

See notes to consolidated financial statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	For The Three Months Ended June 30		For The Six Months Ended June 30

	2004	2003	2004	2003

Revenues:
Underwriting income:
Premiums written	$19,743,434	$23,415,757	$36,794,716	$43,180,931
Less - premiums for reinsurance ceded	93,782	93,128	163,308	190,317

Net premiums written	19,649,652	23,322,629	36,631,408	42,990,614
Investment income - interest and dividends	691,996	679,857	1,365,322	1,354,435
Net realized gain on sales of investments	16,956	41,867	20,387	64,914
Exchange services revenue (Note 5)	542,304	389,812	1,022,198	490,901
Other	580,579	745,478	1,058,741	1,307,222

Total	21,481,487	25,179,643	40,098,056	46,208,086

Operating Expenses:
Commissions to agents	7,913,200	11,462,988	14,911,795	20,855,778
Provision for claims (Note 2)	2,185,024	2,687,693	4,029,403	4,770,731
Salaries, employee benefits and payroll taxes (Note 6)	4,328,260	3,708,942	8,176,165	7,255,999
Office occupancy and operations	1,322,957	1,365,677	2,533,255	2,462,793
Business development	523,523	402,204	876,937	783,156
Taxes, other than payroll and income	97,940	121,159	299,054	175,282
Premium and retaliatory taxes	389,391	462,819	722,395	884,105
Professional fees	408,871	250,795	819,546	458,139
Other	5,133	147,914	36,507	199,845

Total	17,174,299	20,610,191	32,405,057	37,845,828

Income Before Income Taxes	4,307,188	4,569,452	7,692,999	8,362,258

Provision For Income Taxes	1,426,793	1,482,000	2,591,000	2,666,245

Net Income	$2,880,395	$3,087,452	$5,101,999	$5,696,013

Basic Earnings Per Common Share (Note 4)	$1.15	$1.24	$2.04	$2.27

Weighted Average Shares Outstanding - Basic (Note 4)	2,502,807	2,494,036	2,504,088	2,503,773

Diluted Earnings Per Common Share (Note 4)	$1.10	$1.18	$1.94	$2.18

Weighted Average Shares Outstanding - Diluted (Note 4)	2,618,477	2,619,743	2,628,431	2,616,098

Dividends Paid	$113,988	$74,708	$189,175	$150,179

Dividends Per Share	$0.04	$0.03	$0.07	$0.06

See notes to consolidated financial statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Net	Total
			Retained	Unrealized Gain (Loss)	Stockholders’
	Shares	Amount	Earnings	on Investments)	Equity

Balance, December 31, 2002	2,515,804	$1	$49,613,044	$3,055,139	$52,668,184
Net income			5,696,013		5,696,013
Dividends ($.06 per share)			(150,179)		(150,179)
Shares of common stock repurchased	(36,128)		(834,170)		(834,170)
Compensation expense related to stock options	1,443		31,009		31,009
Stock options exercised	17,820		272,246		272,246
Net unrealized gain (loss) on investments				570,099	570,099

Balance, June 30, 2003	2,498,939	$1	$54,627,963	$3,625,238	$58,253,202

Balance, December 31, 2003	2,503,923	$1	$59,756,927	$3,431,818	$63,188,746
Net income			5,101,999		5,101,999
Dividends ($.07 per share)			(189,175)		(189,175)
Shares of common stock repurchased	(13,579)		(414,768)		(414,768)
Compensation expense related to stock options	525		17,292		17,292
Stock options exercised	10,495		163,510		163,510
Net unrealized gain (loss) on investments				(624,472)	(624,472)

Balance, June 30, 2004	2,501,364	$1	$64,435,785	$2,807,346	$67,243,132

See notes to consolidated financial statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003

Operating Activities:
Net income	$5,101,999	$5,696,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	450,825	399,390
Amortization, net	19,625	12,888
Issuance of common stock in payment of bonuses and fees	17,292	31,009
Provision (benefit) for losses on premiums receivable	(114,000)	675,000
Net gain on disposals of property	(5,011)	(4,922)
Net realized gain on sales of investments	(20,387)	(64,914)
Provision (benefit) for deferred income taxes	634,000	(34,000)
Changes in assets and liabilities:
Increase in receivables and other assets	(416,352)	(2,352,604)
Decrease in accounts payable and accrued liabilities	(1,128,733)	(1,557,688)
Decrease in commissions and reinsurance payables	(236,593)	(10,293)
Decrease in premium taxes payable	(461,436)	(34,549)
Increase (decrease) in current income taxes payable	74,310	(78,622)
Provision for claims	4,029,403	4,770,731
Payments of claims, net of recoveries	(3,584,403)	(2,878,731)

Net cash provided by operating activities	4,360,539	4,568,708

Investing Activities:
Purchases of available-for-sale securities	(31,730,117)	(3,452,544)
Purchases of held-to-maturity securities	(3,897)	(4,246)
Purchases of other securities	(324,933)	(563,280)
Proceeds from sales of available-for-sale securities	28,324,938	6,064,365
Proceeds from sales of held-to-maturity securities	192,608	592,000
Proceeds from sales of other securities	—	25,967
Purchases of property	(522,582)	(483,508)
Proceeds from sales of property	32,166	9,235

Net cash provided by (used in) investing activities	(4,031,817)	2,187,989

Financing Activities:
Repurchases of common stock	(414,768)	(834,170)
Exercise of options	163,510	272,246
Dividends paid	(189,175)	(150,179)

Net cash used in financing activities	(440,433)	(712,103)

Net Increase (Decrease) in Cash and Cash Equivalents	(111,711)	6,044,594
Cash and Cash Equivalents, Beginning of Year	5,125,356	3,781,961

Cash and Cash Equivalents, End of Period	$5,013,645	$9,826,555

Supplemental Disclosures:
Cash Paid During the Year for:
Income Taxes, net of refunds	$1,891,000	$2,796,000

See notes to consolidated financial statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004
(Unaudited)

Note 1 - Basis of Presentation

          Reference should be made to the “Notes to Consolidated Financial Statements” of Investors Title Company’s (the “Company”) Annual Report to Shareholders for the year ended December 31, 2003 for a complete description of the Company’s significant accounting policies. There were no changes in the significant accounting policies during the six months ended June 30, 2004.

          Principles of Consolidation – The unaudited consolidated financial statements include the accounts and operations of Investors Title Company and its subsidiaries (Investors Title Insurance Company, Northeast Investors Title Insurance Company, Investors Title Exchange Corporation, Investors Title Accommodation Corporation, Investors Title Management Services, Inc., Investors Title Commercial Agency, LLC, Investors Capital Management Company, and Investors Trust Company), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  All intercompany balances and transactions have been eliminated in consolidation.

          In the opinion of management, all necessary adjustments have been reflected for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements.  All such adjustments are of a normal recurring nature.

          Use of Estimates and Assumptions – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

          Earnings Per Share - Basic net income per share information is computed using the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period.

          Stock-Based Compensation - The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date.  In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation.  Deferred compensation is amortized to compensation expense over the vesting period of the stock option.  The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123, which together require compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

          Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company’s net income and diluted net income per common share would have been the pro forma amounts indicated in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

Net income as reported	$2,880,395	$3,087,452	$5,101,999	$5,696,013
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(37,905)	(32,534)	(75,520)	(70,447)

Pro forma net income	$2,842,490	$3,054,918	$5,026,479	$5,625,566

Net income per share:
Basic – as reported	$1.15	$1.24	$2.04	$2.27
Basic – pro forma	$1.14	$1.22	$2.01	$2.25

Diluted – as reported	$1.10	$1.18	$1.94	$2.18
Diluted – pro forma	$1.09	$1.17	$1.91	$2.15

     Recent Accounting Pronouncements - FIN 46: In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  FIN 46 amended Accounting Research Bulletin 51, Consolidated Financial Statements, and established standards for determining circumstances under which a variable interest entity (“VIE”) should be consolidated by its primary beneficiary.  FIN 46 also requires disclosures about VIEs that the Company is not required to consolidate but in which it has a significant variable interest.  In December 2003, the FASB issued FIN 46-R, which not only included amendments to FIN 46, but also required application of the interpretation to all affected entities no later than March 31, 2004 for calendar-year reporting companies.  Prior to FIN 46-R, however, companies were required to apply the interpretation to special-purpose entities by December 31, 2003.  The adoption of FIN 46-R as it relates to special-purpose entities did not have any effect on the Company’s results of operations, financial position or liquidity.

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

Note 2 - Reserves for Claims

          Transactions in the reserves for claims for the six months ended June 30, 2004 and the year ended December 31, 2003 were as follows:

	June 30, 2004	December 31, 2003

Balance, beginning of year	$30,031,000	$25,630,000
Provision, charged to operations	4,029,403	9,292,739
Payments of claims, net of recoveries	(3,584,403)	(4,891,739)

Ending balance	$30,476,000	$30,031,000

          The total reserve for all reported and unreported losses the Company incurred through June 30, 2004 is represented by the reserve for claims. The Company’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

          Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the Company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

          Comprehensive income for the three months ended June 30, 2004 and 2003 was $2,177,908 and $3,679,441, respectively.  Comprehensive income for the six months ended June 30, 2004 and 2003 was $4,477,527 and $6,266,112, respectively.  Other comprehensive income is comprised solely of unrealized gains or losses on the Company’s available-for-sale securities.

Note 4 – Earnings Per Common Share

          Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method.  The total increase in the weighted average shares outstanding related to these equivalent shares was 115,670 and 125,707 for the three months ended June 30, 2004 and 2003, respectively, and 124,343 and 112,325 for the six months ended June 30, 2004 and 2003, respectively.  Options to purchase 252,996 and 282,246 shares of common stock were outstanding as of June 30, 2004 and 2003, respectively.  Of the total options outstanding, 1,200 and 28,100 options were not included in the computation of diluted earnings per share for the three months ended June 30, 2004 and 2003, respectively; and –0- and 39,840 options were not included in the computation of diluted earnings per share for the six months ended June 30, 2004 and 2003, respectively, because the options’ exercise prices were greater than the average market price of the common shares.

Note 5 – Segment Information

          Consistent with SFAS No. 131, the Company has aggregated its operating segments into two reportable segments:  1) title insurance services; and 2) tax-free exchange services.

Three Months Ended	Operating Revenues	Operating Expenses	Income (Loss) Before Income Taxes	Assets

June 30, 2004
Title Insurance	$19,871,814	$16,478,417	$3,941,432	$90,493,978
Exchange Services	542,304	153,644	390,595	1,063,816
All Other	358,417	542,238	(24,839)	11,660,951

	$20,772,535	$17,174,299	$4,307,188	$103,218,745

June 30, 2003
Title Insurance	$23,846,555	$20,180,270	$4,225,350	$82,525,967
Exchange Services	389,812	113,220	277,381	408,640
All Other	221,552	316,701	66,721	7,498,405

	$24,457,919	$20,610,191	$4,569,452	$90,433,012

Six Months Ended	Operating Revenues	Operating Expenses	Income (Loss) Before Income Taxes	Assets

June 30, 2004
Title Insurance	$37,058,377	$31,004,760	$7,124,998	$90,493,978
Exchange Services	1,022,198	299,122	726,213	1,063,816
All Other	631,772	1,101,175	(158,212)	11,660,951

	$38,712,347	$32,405,057	$7,692,999	$103,218,745

June 30, 2003
Title Insurance	$43,838,001	$36,999,372	$7,959,007	$82,525,967
Exchange Services	490,901	249,782	242,501	408,640
All Other	459,835	596,674	160,750	7,498,405

	$44,788,737	$37,845,828	$8,362,258	$90,433,012

          Operating revenues represent net premiums written and other revenues, excluding investment income and net realized gain on sales of investments.  Below is a schedule reconciling operating revenues to total revenues:

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

Operating Revenues	$20,772,535	$24,457,919	$38,712,347	$44,788,737
Investment income – interest and dividends	691,996	679,857	1,365,322	1,354,435
Net realized gain on sales of investments	16,956	41,867	20,387	64,914

Total Revenues	$21,481,487	$25,179,643	$40,098,056	$46,208,086

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

          On November 17, 2003, Investors Title Insurance Company entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance.   The plan is unfunded.  The following sets forth the net periodic benefits cost for the executive benefits for the quarter ended June 30, 2004:

	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2004

Service cost at beginning of period	$15,909	$3,513
Interest cost	3,875	7,750
Amortization of Unrecognized Prior Service Cost	8,521	17,042
Amortization of Unrecognized Gains or Losses	—	—

Net Periodic Benefits Costs	$28,305	$28,305

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The Company’s 2003 Form 10-K and 2003 Annual Report to Shareholders should be read in conjunction with the following discussion since they contain important information for evaluating the Company’s operating results and financial condition.

Overview

          Title Insurance: Investors Title Company (the “Company”) engages primarily in two segments of business. Its main business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and Northeast Investors Title Insurance Company (“NE-ITIC”). Through ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer and as a reinsurer for other title insurance companies. ITIC delivers title insurance coverage through a home office, branch offices, and issuing agents and NE-ITIC delivers title insurance through issuing agents. Title insurance protects against loss or damage resulting from defects that affect the title to real property.  The commitment and policies issued are the standard American Land Title Association approved forms.

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

          The Company’s profitability in the land title insurance industry is affected by a number of factors, including the cost and availability of mortgage funds, the level of real estate and mortgage refinance activity, the cost of real estate, consumer confidence, employment levels, family income levels and general economic conditions.  Generally, real estate activity declines as a result of higher interest rates or an economic downturn, thus leading to a corresponding decline in title insurance premiums written and the revenues and profitability of the Company.  The cyclical nature of the land title insurance industry has historically caused fluctuations in revenues and profitability and it is expected to continue to do so in the future.

          Volume is also a key factor in the Company’s profitability because the Company has certain significant fixed costs such as personnel and occupancy expenses associated with processing and issuing a title insurance policy.  These costs do not necessarily increase or decrease depending on the size and type of the policy issued.

          During 2004, premiums have declined principally due to the decline in refinancing activity, as a result of increased interest rates, which is expected to continue throughout the year.  Operating results for the six months ended June 30, 2004, therefore, should not be viewed as indicative of the Company’s future operating results.  As always, the Company has been monitoring and carefully managing operating expenses such as salaries, employees’ benefits and certain other operational expenses in light of the expected decline in title insurance revenues.

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

          New Services: Investors Trust Company (“INTC”), wholly owned by the Company, was chartered on February 17, 2004 by the North Carolina Commissioner of Banks.   INTC will serve clients throughout North Carolina and neighboring states by providing professional portfolio management services along with trust services.  Activities of this company are not currently significant.

Critical Accounting Policies:

     During the six months ended June 30, 2004, the Company made no changes in its critical accounting policies as previously disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations:

     For the quarter ended June 30, 2004, net premiums written decreased 16% to $19,649,652, investment income increased 2% to $691,996, total revenues decreased 15% to $21,481,487 and net income decreased 7% to $2,880,395, all compared with the same quarter in 2003.  Both net income per basic and diluted common share decreased 7%, to $1.15 and $1.10, respectively, as compared with the same quarter ended June 30, 2003.  For the quarter ended June 30, 2004, the title insurance segment’s operating revenues decreased 17% compared with the second quarter of 2003, while the exchange services segment’s operating revenues increased 39% for the quarter ended June 30, 2004, compared with the same quarter in 2003.

          For the six months ended June 30, 2004, net premiums written decreased 15% to $36,631,408, investment income increased 1% to $1,365,322, total revenues decreased 13% to $40,098,056 and net income decreased 10% to $5,101,999, all compared with the same period in 2003.  Net income per basic and diluted common share decreased 10% and 11%, respectively, to $2.04 and $1.94 as compared with the same six-month period ended June 30, 2003.  For the six months ended June 30, 2004, the title insurance segment’s operating revenues decreased 15% compared with the same period in 2003, while the exchange services segment’s operating revenues increased 108% for the six months ended June 30, 2004 compared with the same period in 2003.

          Operating revenues: Premiums written declined primarily due to significantly lower levels of mortgage refinancing compared with the prior year quarter, which was partially offset by a rate increase in North Carolina. According to the Freddie Mac Weekly Mortgage Rate Survey, the monthly average 30-year fixed mortgage interest rates increased to an average of 5.87% for the six months ended June 30, 2004, compared with 5.67% for the six months ended June 30, 2003.  The volume of business decreased in the first half of 2004, as the number of policies and commitments issued for the six months declined to 149,842, a decrease of 30.1% compared with 214,228 in the same period in 2003.

          Shown below is a schedule of premiums written for the three and six months ended June 30, 2004 and 2003 in all states in which the Company’s two insurance subsidiaries, Investors Title Insurance Company and Northeast Investors Title Insurance Company, currently underwrite insurance:

	For the Three Months Ended		For the Six Months Ended

State	2004	2003	2004	2003

Alabama	$385,354	$362,456	$713,670	$645,527
Florida	299,884	10,170	655,488	25,150
Illinois	285,394	444,000	549,122	756,449
Kentucky	469,178	511,292	869,208	941,646
Maryland	402,188	563,848	737,048	975,414
Michigan	1,357,627	2,499,942	2,580,427	4,394,450
Minnesota	271,224	486,750	517,584	1,093,748
Mississippi	266,542	327,540	512,817	565,025
Nebraska	236,882	665,620	455,806	1,163,552
New York	1,015,832	1,693,109	1,832,172	3,106,336
North Carolina	8,979,950	7,949,288	16,568,586	14,909,659
Pennsylvania	884,749	1,728,956	1,459,575	3,297,694
South Carolina	1,471,548	1,701,820	3,245,445	3,272,382
Tennessee	873,284	1,111,776	1,584,199	2,029,754
Virginia	1,872,162	2,565,849	3,320,600	4,608,819
West Virginia	488,153	593,811	863,081	1,034,122
Other States	183,483	196,884	329,888	354,973

Direct Premiums	19,743,434	23,413,111	36,794,716	43,174,700
Reinsurance Assumed	—	2,646	—	6,231
Reinsurance Ceded	(93,782)	(93,128)	(163,308)	(190,317)

Net Premiums	$19,649,652	$23,322,629	$36,631,408	$42,990,614

          The decline in total premiums written was primarily due to lower mortgage refinancing activity compared with the same period in 2003. Premiums written in Pennsylvania and Virginia were also impacted by declining business in individual agencies in those states. Year to date premiums in North Carolina, the Company’s largest market, were positively impacted by approximately $3.7 million related to the rate increase filed on October 1, 2003 for insured closing services.  The increase in Florida is due primarily to the increase in agent business.

          Shown below is a breakdown of branch and agency premiums for the three and six months ended June 30:

	For The Three Months Ended				For The Six Months Ended

	2004	%	2003	%	2004	%	2003	%

Branch	$8,828,544	45	$7,996,257	34	$16,287,955	44	$14,997,950	35
Agency	10,821,108	55	15,326,372	66	20,343,453	56	27,992,664	65

Total	$19,649,652	100	$23,322,629	100	$36,631,408	100	$42,990,614	100

          Net premiums written from branch operations increased 10% for the three months ended June 30, 2004 as compared with the same period in the prior year due to the above mentioned North Carolina rate increase.  For the six months ended June 30, 2004 and 2003, net premiums written from branch operations increased 9%. Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina and, as a result, branch net premiums written primarily represent North Carolina business.

          Agency net premiums decreased 29% for the three months ended June 30, 2004 as compared with the same period in the prior year. For the six months ended June 30, 2004, agency net premiums decreased 27% as compared with the same prior year period. The majority of the decrease in agency net premiums written in the second quarter 2004 can be attributed to the general decline in business due to the slowdown in refinancing activity.

          The increase in exchange services revenue was due to both an increase in the volume of transactions, resulting in a revenue increase of approximately $170,000, as well as an increase in fees. The Company believes that this line of business will continue to grow, although not necessarily at the same rate.

          Operating Expenses:  Total operating expenses decreased 17% and 14% for the three and six month periods ended June 30, 2004, respectively, compared with the same periods in 2003.  This was due primarily to a decrease in commission expense as a result of decreased business from agent sources. A summary by segment of the Company’s operating expenses is as follows for the three and six months ended June 30:

	For The Three Months Ended				For The Six Months Ended

	2004	%	2003	%	2004	%	2003	%

Title insurance	$16,478,417	96	$20,180,270	98	$31,004,760	96	$36,999,372	98
Exchange services	153,644	1	113,220	—	299,122	1	249,782	1
All other	542,238	3	316,701	2	1,101,175	3	596,674	1

Total	$17,174,299	100	$20,610,191	100	$32,405,057	100	$37,845,828	100

          Commissions to agents decreased 31% for the three months ended June 30, 2004 when compared with the same quarter in 2003. Commissions to agents decreased 29% for the six months ended June 30, 2004 when compared with the same period in 2003.  This decrease is in proportion to the decline in agency premiums written.

          The provision for claims as a percentage of net premiums written was 11.0% for the six months ended June 30, 2004, versus 11.1% for the same period in 2003.

          Total salaries, employee benefits and payroll taxes as a percentage of total revenues were 20% and 16% for the six months ended June 30, 2004 and 2003, respectively. The increase in these costs was attributed to several factors, including $333,000 for certain employee benefits associated with key executive employment agreements entered into in late 2003, personnel costs of approximately $243,000 related to staff hired by the newly formed Investors Trust Company and the regulated investment advisory, and various staff additions and salary adjustments made during the first six months of 2004.  The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 89% and 93% of the total consolidated amount for the six months ended June 30, 2004 and 2003, respectively.

          Professional fees for the six months ended June 30, 2004 increased primarily due to the costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, along with an increase in other professional fees.

          Provision for Income Taxes: The provision for income taxes was 33% and 32% of income before income taxes for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the provision for income taxes was 34% and 32%, respectively, of income before income taxes.

Liquidity and Capital Resources:

          Cash flows: Net cash provided by operating activities for the six months ended June 30, 2004, amounted to $4,360,539 compared with $4,568,708 for the same six month period of 2003. The decrease is primarily the result of a decrease in net income, a decrease in provision for claims, and increased net claim payments, offset by an increase in receivables and other assets.  The principal non-operating use of cash and cash equivalents for the six months ended June 30, 2004 was additions to the investment portfolio.

          Payment of dividends: The Company’s ability to pay dividends to its shareholders and operating expenses is dependent on funds received from the insurance subsidiaries, which are subject to regulation in the states in which they do business.  These regulations, among other things, require prior regulatory approval of the payment of dividends and other intercompany transfers.  The Company believes, however, that amounts available for transfer from the insurance subsidiaries are adequate to meet the Company’s operating needs.

          Liquidity:  Management believes that funds generated from operations will enable the Company to adequately meet its cash needs and is unaware of any trend or occurrence that is likely to result in adverse liquidity changes. In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities.

          Capital Expenditures: During 2004, the Company has plans for various capital improvement projects, including an upgrade of certain electronic data processing systems. For the six months ended June 30, 2004, the Company purchased electronic data processing equipment in excess of  $400,000. Other property additions were approximately $100,000.  The Company anticipates additional capital expenditures of approximately $500,000 during the remainder of 2004 in connection with these capital improvement projects.

          Off-Balance Sheet Arrangements and Contractual Obligations: It is not the general practice of the Company to enter into off-balance sheet arrangements nor is it the policy of the Company to issue guarantees to third parties.  Off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases, payments made from claims reserves, payments due under various agreements with third-party service providers, and obligations pursuant to certain executive employment agreements.

          The following table summarizes the Company’s future estimated cash payments under existing contractual obligations, including payments due by period:

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	1,347,995	344,097	877,494	126,404	—
Telecommunications Contractual Obligations	410,400	116,400	294,000	—	—
Other Obligations	204,399	168,899	35,500	—	—
Executive Employment Agreements Obligations	785,000	—	—	—	785,000

Total	$2,747,794	$629,396	$1,206,994	$126,404	$785,000

          The total reserve for all reported and unreported losses the Company incurred through June 30, 2004 is represented by the reserve for claims. Information regarding the claims reserve can be found in Note 2 to the consolidated financial statements of this Form 10-Q.  Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Safe Harbor Statement

          This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current outlook for future periods.  These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market position, claims, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following: (1) the demand for title insurance will vary due to factors such as the cost and availability of mortgage funds, the level of real estate and mortgage refinance activity, the cost of real estate, consumer confidence, employment levels, family income levels and general economic conditions; (2) losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; (3) unanticipated adverse changes in securities markets could result in material losses on the Company’s investments; (4) the Company’s dependence on key management personnel, the loss of whom could have a material adverse effect on the Company’s business; (5) the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner; (6) the costs of producing title evidence are relatively high, whereas premium revenues are subject to regulatory and competitive restraints; and (7) state statutes require the Company’s insurance subsidiaries to maintain minimum levels of capital and surplus and restrict the amount of dividends that the insurance subsidiaries may pay to the Company without prior regulatory approval. Other risks and uncertainties may be described from time to time in the Company’s other reports and filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          No material changes in the Company’s market risk or market strategy occurred since December 31, 2003.  A detailed discussion of market risk is provided in the Company’s 2003 Annual Report on Form 10-K for the period ended December 31, 2003.

Item 4.  Controls and Procedures

          The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.  In reaching this conclusion, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

          During the quarter ended June 30, 2004, there was no change in the Company’s internal control over financial reporting identified in connection with the above-referenced evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	None

(b)	None

(c)	None

(d)	None

(e)

The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

Beginning of period				401,684
04/01/04 – 04/30/04	120	$31.00	120	401,564
05/01/04 – 05/31/04	7,591	$28.02	7,591	393,973
06/01/04 – 06/30/04	45	$27.34	45	393,928

Total:	7,756	$28.06	7,756	393,928

(1)	For the quarter ended June 30, 2004, ITIC purchased an aggregate of 7,756 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.

(2)

The Board of Directors of ITIC approved the purchase by ITIC of up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan.  Unless terminated earlier by resolution of the Board of Directors of ITIC, the Plan will expire when ITIC has purchased all shares authorized for purchase thereunder.

(3)	ITIC intends to make further purchases under this Plan.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Investors Title Company’s Annual Meeting of Shareholders was held on May 19, 2004.

(c)	The voting results for the proposal to elect three Directors to the Company’s Board of Directors, each for a three-year term, are as follows:

	For	Against	Abstentions	Withheld	Broker Non-votes

J. Allen Fine	2,107,814	N/A	N/A	141,248	N/A

David L. Francis	2,244,608	N/A	N/A	4,454	N/A

A. Scott Parker	2,247,896	N/A	N/A	1,166	N/A

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	10(x)	Amended and Restated Employment Agreement dated June 1, 2004 with J. Allen Fine

	10(xi)	Form of Amended and Restated Employment Agreement dated June 1, 2004 with each of James A. Fine, Jr. and W. Morris Fine

	10(xii)	Nonqualified Deferred Compensation Plan dated June 1, 2004

	10(xiii)	Nonqualified Supplemental Retirement Benefit Plan dated November 17, 2003

	10(xiv)	Death Benefit Plan Agreement dated April 1, 2004 with J. Allen Fine

	10(xv)	Death Benefit Plan Agreement dated May 19, 2004 with James A. Fine, Jr.

	31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 28, 2004, the Company furnished a report on Form 8-K that reported under Item 12 that, on April 27, 2004, the Company released earnings for the quarter ended March 31, 2004.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.

INVESTORS TITLE COMPANY

By:	/s/ James A. Fine, Jr.

James A. Fine, Jr.
President, Principal Financial Officer and Principal Accounting Officer

Dated: August 13, 2004