Form 10-Q
period 2004-09-30
INVESTORS TITLE CO
filed 2004-11-12
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

        As of September 30, 2004, there were 2,855,744 outstanding shares of common stock of Investors Title Company, including 367,014 shares held by Investors Title Insurance Company, a wholly owned subsidiary of Investors Title Company.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$4,498,084	$5,125,356

Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost	2,207,241	2,481,353
Available-for-sale, at fair value	60,057,395	45,100,520
Equity securities, at fair value	6,820,648	14,556,785
Short-term investments	18,050,084	16,747,964
Other investments	1,290,798	955,561

Total investments	88,426,166	79,842,183

Premiums receivable, less allowance for doubtful accounts of
$2,360,000 and $2,474,000 for 2004 and 2003, respectively	7,146,604	8,031,803
Accrued interest and dividends	651,848	667,147
Prepaid expenses and other assets	1,257,476	934,345
Property acquired in settlement of claims	286,517	286,517
Property, net	4,501,458	4,099,243
Deferred income taxes, net	927,828	1,485,217

Total Assets	$107,695,981	$100,471,811

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims (Note 2)	$31,541,000	$30,031,000
Accounts payable and accrued liabilities	5,141,775	6,243,906
Commissions and reinsurance payables	484,508	726,191
Current income taxes payable	518,323	281,968

Total liabilities	37,685,606	37,283,065

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	—	—
Common stock-no par value (shares authorized 10,000,000;
2,488,730 and 2,503,923 shares issued and outstanding 2004 and 2003, respectively, excluding 367,014 and 351,821 shares 2004 and 2003,
respectively, of common stock held by the Company’s subsidiary)	1	1
Retained earnings	66,895,192	59,756,927
Accumulated other comprehensive income, net of deferred taxes of
$1,602,866 and $1,768,477 for 2004 and 2003, respectively (Note 3)	3,115,182	3,431,818

Total stockholders’ equity	70,010,375	63,188,746

Total Liabilities and Stockholders’ Equity	$107,695,981	$100,471,811

See notes to consolidated financial statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30

	2004	2003	2004	2003

Revenues:
Underwriting income:
Premiums written	$18,372,069	$23,583,938	$55,166,785	$66,764,869
Less - premiums for reinsurance ceded	37,510	114,348	200,818	304,665

Net premiums written	18,334,559	23,469,590	54,965,967	66,460,204
Investment income - interest and dividends	597,708	666,399	1,963,030	2,020,834
Net realized gain on sales of investments	19,280	1,130	39,667	66,044
Exchange services revenue (Note 5)	931,446	383,094	1,953,644	873,995
Other	620,331	803,026	1,679,072	2,110,248

Total	20,503,324	25,323,239	60,601,380	71,531,325

Operating Expenses:
Commissions to agents	7,372,112	11,029,831	22,283,907	31,885,609
Provision for claims (Note 2)	2,110,152	2,699,432	6,139,555	7,470,163
Salaries, employee benefits and payroll taxes (Note 6)	4,042,857	4,139,980	12,219,022	11,395,979
Office occupancy and operations	1,294,766	1,321,753	3,821,520	3,784,546
Business development	447,159	692,124	1,324,096	1,475,280
Taxes, other than payroll and income	42,823	101,178	341,877	276,460
Premium and retaliatory taxes	357,244	463,437	1,079,639	1,347,542
Professional fees	336,919	324,925	1,144,906	783,064
Other	84,428	87,780	138,995	287,625

Total	16,088,460	20,860,440	48,493,517	58,706,268

Income Before Income Taxes	4,414,864	4,462,799	12,107,863	12,825,057

Provision For Income Taxes	1,487,000	1,499,000	4,078,000	4,165,245

Net Income	$2,927,864	$2,963,799	$8,029,863	$8,659,812

Basic Earnings Per Common Share (Note 4)	$1.17	$1.18	$3.21	$3.46

Weighted Average Shares Outstanding - Basic (Note 4)	2,493,786	2,503,405	2,500,654	2,503,650

Diluted Earnings Per Common Share (Note 4)	$1.12	$1.13	$3.06	$3.30

Weighted Average Shares Outstanding - Diluted (Note 4)	2,608,160	2,629,026	2,621,922	2,621,504

Dividends Paid	$85,719	$75,098	$274,894	$225,277

Dividends Per Share	$0.04	$0.03	$0.11	$0.09

See notes to consolidated financial statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Net Unrealized Gain (Loss) on Investments)	Total Stockholders’ Equity

	Shares	Amount

Balance, December 31, 2002	2,515,804	$1	$49,613,044	$3,055,139	$52,668,184
Net income			8,659,812		8,659,812
Dividends ($.09 per share)			(225,277)		(225,277)
Shares of common stock repurchased	(37,015)		(860,316)		(860,316)
Compensation expense related to issuance of common stock	1,981		46,215		46,215
Stock options exercised	23,300		337,097		337,097
Net unrealized gain on investments				391,055	391,055

Balance, September 30, 2003	2,504,070	$1	$57,570,575	$3,446,194	$61,016,770

Balance, December 31, 2003	2,503,923	$1	$59,756,927	$3,431,818	$63,188,746
Net income			8,029,863		8,029,863
Dividends ($.11 per share)			(274,894)		(274,894)
Shares of common stock repurchased	(26,652)		(807,771)		(807,771)
Compensation expense related to issuance of common stock	724		23,207		23,207
Stock options exercised	10,735		167,860		167,860
Net unrealized loss on investments				(316,636)	(316,636)

Balance, September 30, 2004	2,488,730	$1	$66,895,192	$3,115,182	$70,010,375

See notes to consolidated financial statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003

Operating Activities:
Net income	$8,029,863	$8,659,812
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	684,942	615,045
Amortization, net	30,518	20,297
Issuance of common stock in payment of bonuses and fees	23,207	46,215
Provision (benefit) for losses on premiums receivable	(114,000)	785,000
Net gain on disposals of property	(6,394)	(5,972)
Net realized gain on sales of investments	(39,667)	(66,044)
Provision for claims	6,139,555	7,470,163
Provision (benefit) for deferred income taxes	723,000	(246,000)
Changes in assets and liabilities:
Decrease (increase) in receivables and other assets	691,367	(2,604,614)
Decrease in accounts payable and accrued liabilities	(1,102,131)	(435,564)
(Decrease) increase in commissions and reinsurance payables	(241,683)	178,349
Increase (decrease) in current income taxes payable	236,355	(452,247)
Payments of claims, net of recoveries	(4,629,555)	(3,769,163)

Net cash provided by operating activities	10,425,377	10,195,277

Investing Activities:
Purchases of available-for-sale securities	(40,881,278)	(3,730,034)
Purchases of short term securities	(4,412,111)	(8,346,379)
Purchases of other securities	(335,237)	(554,921)
Proceeds from sales and maturities of available-for-sale securities	33,159,278	5,536,005
Proceeds from maturies of held-to-maturity securities	278,000	642,000
Proceeds from sales of short term securities	3,134,267	—
Proceeds from sales of other securities	—	28,757
Purchases of property	(1,127,490)	(655,318)
Proceeds from sales of property	46,727	16,873

Net cash used in investing activities	(10,137,844)	(7,063,017)

Financing Activities:
Repurchases of common stock	(807,771)	(860,316)
Exercise of options	167,860	337,097
Dividends paid	(274,894)	(225,277)

Net cash used in financing activities	(914,805)	(748,496)

Net Increase (Decrease) in Cash and Cash Equivalents	(627,272)	2,383,764
Cash and Cash Equivalents, Beginning of Year	5,125,356	3,781,961

Cash and Cash Equivalents, End of Period	$4,498,084	$6,165,725

Supplemental Disclosures:
Cash Paid During the Year for:
Income taxes, net of refunds	$3,181,000	$4,881,000

See notes to consolidated financial statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2004
(Unaudited)

Note 1 - Basis of Presentation

        Reference should be made to the “Notes to Consolidated Financial Statements” of Investors Title Company’s (the “Company”) Annual Report to Shareholders for the year ended December 31, 2003 for a complete description of the Company’s significant accounting policies. There were no material changes in the significant accounting policies during the nine months ended September 30, 2004.

        Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts and operations of Investors Title Company and its subsidiaries (Investors Title Insurance Company, Northeast Investors Title Insurance Company, Investors Title Exchange Corporation, Investors Title Accommodation Corporation, Investors Title Management Services, Inc., Investors Title Commercial Agency, LLC, Investors Capital Management Company, and Investors Trust Company), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

        Reclassification – Certain 2003 amounts have been reclassified to conform to 2004 classifications.

        Earnings Per Share – Basic net income per share information is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period.

        Stock-Based Compensation – The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123, which together require compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

        Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company’s net income and diluted net income per common share would have been the pro forma amounts indicated in the following table:

	For the Three Months Ended September 30		For the Nine Months Ended September 30

	2004	2003	2004	2003

Net income as reported	$2,927,864	$2,963,799	$8,029,863	$8,659,812
Less: Total stock-based
employee compensation
expense determined under
fair value-based method for
all awards, net of related tax
effects	(38,642)	(37,349)	(114,162)	(107,796)

Pro forma net income	$2,889,222	$2,926,450	$7,915,701	$8,552,016

Net income per share:
Basic - as reported	$1.17	$1.18	$3.21	$3.46
Basic - pro forma	$1.16	$1.17	$3.17	$3.42

Diluted - as reported	$1.12	$1.13	$3.06	$3.30
Diluted - pro forma	$1.11	$1.11	$3.02	$3.26

        Recent Accounting Pronouncements – Emerging Issue Task Force (“EITF”) Issue 03-16: In March 2004, the EITF reached a final consensus on Issue 03-16, “Accounting for Investments in Limited Liability Companies.” EITF 03-16 requires investors in limited liability corporations that have specific ownership accounts to follow the equity method of accounting for investments that are more than minor as prescribed in Statement Of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures” and EITF Topic No. D-46, “Accounting for Limited Partnership Investments.” EITF 03-16 was effective for quarters beginning after June 15, 2004. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition or liquidity.

Note 2 - Reserves for Claims

        Transactions in the reserves for claims for the nine months ended September 30, 2004 and the year ended December 31, 2003 were as follows:

	September 30, 2004	December 31, 2003

Balance, beginning of year	$30,031,000	$25,630,000
Provision, charged to operations	6,139,555	9,292,739
Payments of claims, net of recoveries	(4,629,555)	(4,891,739)

Ending balance	$31,541,000	$30,031,000

        The total reserve for all reported and unreported losses the Company incurred through September 30, 2004 is represented by the reserve for claims. The Company’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

        Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the Company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

        Comprehensive income for the three months ended September 30, 2004 and 2003 was $3,235,700 and $2,784,755, respectively. Comprehensive income for the nine months ended September 30, 2004 and 2003 was $7,713,227 and $9,050,867, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company’s available-for-sale securities.

Note 4 - Earnings Per Common Share

        Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 114,374 and 125,621 for the three months ended September 30, 2004 and 2003, respectively, and 121,268 and 117,854 for the nine months ended September 30, 2004 and 2003, respectively. Options to purchase 250,506 and 274,241 shares of common stock were outstanding as of September 30, 2004 and 2003, respectively. Of the total options outstanding, 3,700 and 0 options were not included in the computation of diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively; and 3,700 and 36,350 options were not included in the computation of diluted earnings per share for the nine months ended September 30, 2004 and 2003, respectively, because the options’ exercise prices were greater than the average market price of the common shares.

Note 5 - Segment Information

        Consistent with SFAS No. 131, the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-free exchange services.

Three Months Ended September 30, 2004	Title Insurance	Exchange Services	All Other	Intersegment Elimination	Total

Operating revenues	$18,553,819	$931,446	$540,733	$(139,662)	$19,886,336
Investment income	570,174	2,109	53,937	(28,512)	597,708
Net realized gain (loss) on sales
of investments	31,780	—	(12,500)	—	19,280

Total revenues	$19,155,773	$933,555	$582,170	$(168,174)	$20,503,324
Operating expenses	15,585,674	176,976	465,472	(139,662)	16,088,460

Income before income taxes	$3,570,099	$756,579	$116,698	$(28,512)	$4,414,864

Assets	$91,342,012	$1,188,218	$15,165,751	$-	$107,695,981

Three Months Ended September 30, 2003	Title Insurance	Exchange Services	All Other	Intersegment Elimination	Total

Operating revenues	$24,029,938	$383,094	$384,432	$(141,754)	$24,655,710
Investment income	659,323	574	17,076	(10,574)	666,399
Net realized gain on sales of
investments	1,130	—	—	—	1,130

Total revenues	$24,690,391	$383,668	$401,508	$(152,328)	$25,323,239
Operating expenses	20,499,155	131,406	371,633	(141,754)	20,860,440

Income before income taxes	$4,191,236	$252,262	$29,875	$(10,574)	$4,462,799

Assets	$84,901,946	$620,958	$10,454,366	$-	$95,977,270

Nine Months Ended September 30, 2004	Title Insurance	Exchange Services	All Other	Intersegment Elimination	Total

Operating revenues	$55,661,389	$1,953,644	$1,406,871	$(423,221)	$58,598,683
Investment income	1,866,260	5,246	130,762	(39,238)	1,963,030
Net realized gain (loss) on sales
of investments	52,167	—	(12,500)	—	39,667

Total revenues	$57,579,816	$1,958,890	$1,525,133	$(462,459)	$60,601,380
Operating expenses	46,873,994	476,098	1,566,646	(423,221)	48,493,517

Income (loss) before income
taxes	$10,705,822	$1,482,792	$(41,513)	$(39,238)	$12,107,863

Assets	$91,342,012	$1,188,218	$15,165,751	$-	$107,695,981

Nine Months Ended September 30, 2003	Title Insurance	Exchange Services	All Other	Intersegment Elimination	Total

Operating revenues	$67,996,415	$873,995	$1,097,200	$(523,163)	$69,444,447
Investment income	1,988,885	1,955	61,733	(31,739)	2,020,834
Net realized gain on sales of
investments	66,044	—	—	—	66,044

Total revenues	$70,051,344	$875,950	$1,158,933	$(554,902)	$71,531,325
Operating expenses	57,879,936	381,188	968,307	(523,163)	58,706,268

Income before income taxes	$12,171,408	$494,762	$190,626	$(31,739)	$12,825,057

Assets	$84,901,946	$620,958	$10,454,366	$-	$95,977,270

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

        On November 17, 2003, Investors Title Insurance Company entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The plan is unfunded. The following sets forth the net periodic benefits cost for the executive benefits for the three and nine months ended September 30, 2004:

	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2004

Service cost at beginning of period	$28,305	$3,513
Interest cost	3,875	11,625
Amortization of Unrecognized Prior Service Cost	8,521	25,563
Amortization of Unrecognized Gains or Losses	—	—

Net Periodic Benefits Costs	$40,701	$40,701

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The Company’s 2003 Form 10-K and 2003 Annual Report to Shareholders should be read in conjunction with the following discussion since they contain important information for evaluating the Company’s operating results and financial condition.

Overview

        Title Insurance: Investors Title Company (the “Company”) engages primarily in two segments of business. Its main business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and Northeast Investors Title Insurance Company (“NE-ITIC”) and settlement-related services. Through ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer and as a reinsurer for other title insurance companies. ITIC delivers title insurance coverage principally through branch offices and issuing agents and NE-ITIC delivers title insurance through issuing agents. Title insurance protects against loss or damage resulting from defects that affect the title to real property. The policies issued are the standard American Land Title Association approved forms.

        There are two basic types of title insurance policies - one for the mortgage lender and one for the real estate owner. A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender’s title insurance policy does not protect the property owner. The property owner has to purchase a separate owner’s title insurance policy to protect his investment. When real property is conveyed from one party to another, occasionally there is a hidden defect in the title or a mistake in a prior deed, will or mortgage that may give a third party a claim against such property. If a claim is made against real property, title insurance provides a corporate guarantee against insured defects, pays all legal expenses to eliminate any title defects, pays any claims arising from errors in title examination and recording, and pays any losses arising from hidden defects in title and defects that are not of record. Title insurance provides an assurance that the insurance holder’s ownership and use of such property will be defended promptly against claims, at no cost, whether or not the claim is valid.

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

        Volume is also a key factor in the Company’s profitability because the Company has certain significant fixed costs such as personnel and occupancy expenses associated with processing and issuing a title insurance policy. Most of these costs do not necessarily increase or decrease depending on the size and type of the policy issued.

        During 2004, premiums have declined principally due to the decline in refinancing activity, as a result of increased interest rates, which is expected to continue throughout the rest of the year, partially offset by a rate increase in North Carolina for insured closing services. As always, the Company has been monitoring and managing its operating expenses in light of the expected decline in title insurance revenues.

        The Company strives to offset the cyclical nature of the real estate market by expanding into new markets primarily by continuing to develop agency relationships and improving market penetration with existing offices and agents. In order to maintain and improve profits, the Company endeavors to identify opportunities to refine operating procedures and implement programs designed to reduce expenses.

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

        New Services: Investors Trust Company (“INTC”), wholly owned by the Company, was chartered on February 17, 2004 by the North Carolina Commissioner of Banks. INTC serves clients throughout North Carolina and neighboring states by providing professional portfolio management services along with trust services. Activities of this company are not currently significant.

Results of Operations:

        For the quarter ended September 30, 2004, net premiums written decreased 22% to $18,334,559, total revenues decreased 19% to $20,503,324 and net income decreased 1% to $2,927,864, all compared with the same quarter in 2003. Both net income per basic and diluted common share decreased 1%, to $1.17 and $1.12, respectively, as compared with the same quarter in 2003. For the quarter ended September 30, 2004, the title insurance segment’s operating revenues decreased 23% compared with the third quarter of 2003, while the exchange services segment’s operating revenues increased 143% for the quarter ended September 30, 2004, compared with the same quarter in 2003.

        For the nine months ended September 30, 2004, net premiums written decreased 17% to $54,965,967, total revenues decreased 15% to $60,601,380 and net income decreased 7% to $8,029,863, all compared with the same period in 2003. Both net income per basic and diluted common share decreased 7%, to $3.21 and $3.06 as compared with the same nine-month period ended September 30, 2003. For the nine months ended September 30, 2004, the title insurance segment’s operating revenues decreased 18% compared with the same period in 2003, while the exchange services segment’s operating revenues increased 124% for the nine months ended September 30, 2004 compared with the same period in 2003.

        Operating revenues: Revenues were primarily impacted by the decline in premiums written due to lower levels of mortgage refinancing compared with the prior year period as a result of increased interest rates. According to the Freddie Mac Weekly Mortgage Rate Survey, the monthly average 30-year fixed mortgage interest rates increased to an average of 5.87% for the nine months ended September 30, 2004, compared with an average of 5.79% for the nine months ended September 30, 2003. The volume of business decreased in the first three quarters of 2004, as the number of policies and commitments issued for the nine months declined to 220,329, a decrease of 32% compared with 324,417 in the same period in 2003.

        Shown below is a schedule of premiums written for the three and nine months ended September 30, 2004 and 2003 in all states in which the Company’s two insurance subsidiaries, ITIC and NE-ITIC, currently underwrite insurance:

	For the Three Months Ended		For the Nine Months Ended

State	2004	2003	2004	2003

Alabama	$297,717	$368,624	$1,011,387	$1,014,151
Florida	243,128	81,997	898,616	107,147
Illinois	193,245	291,780	742,367	1,048,229
Kentucky	449,086	476,897	1,318,294	1,418,543
Maryland	414,501	388,170	1,151,549	1,363,584
Michigan	1,208,766	1,945,041	3,789,193	6,339,491
Minnesota	312,912	531,522	830,496	1,625,270
Mississippi	245,857	362,183	758,674	927,208
Nebraska	153,045	442,975	608,851	1,606,527
New York	869,203	1,690,477	2,701,375	4,796,813
North Carolina	8,419,558	8,599,131	24,988,144	23,508,790
Pennsylvania	615,729	1,836,520	2,075,304	5,134,214
South Carolina	1,625,811	2,014,621	4,871,256	5,287,003
Tennessee	750,156	984,643	2,334,355	3,014,397
Virginia	1,860,509	2,696,344	5,181,109	7,305,163
West Virginia	530,463	607,529	1,393,544	1,641,651
Other States	182,383	265,484	512,271	620,457

Direct Premiums	18,372,069	23,583,938	55,166,785	66,758,638
Reinsurance Assumed	—	—	—	6,231
Reinsurance Ceded	(37,510)	(114,348)	(200,818)	(304,665)

Net Premiums	$18,334,559	$23,469,590	$54,965,967	$66,460,204

        The decline in total premiums written was due primarily to lower mortgage refinancing activity compared with the same period in 2003. Premiums written in Nebraska, Pennsylvania, Minnesota and New York were also impacted by declining business in individual agencies in those states. Year to date premiums in North Carolina, the Company’s largest market, were positively impacted by approximately $5.38 million related to the rate increase filed on October 1, 2003 for insured closing services. The increase in Florida is due primarily to the increase in agent business.

        Shown below is a breakdown of net premiums from branch offices and issuing agents for the three and nine months ended September 30:

	For The Three Months Ended				For The Nine Months Ended

	2004	%	2003	%	2004	%	2003	%

Branch	$8,143,374	44	$8,577,766	37	$24,431,329	44	$23,575,716	35
Agency	10,191,185	56	14,891,824	63	30,534,638	56	42,884,488	65

Total	$18,334,559	100	$23,469,590	100	$54,965,967	100	$66,460,204	100

        Net premiums written from branch operations decreased 5% for the three months ended September 30, 2004 as compared with the same period in the prior year. For the nine months ended September 30, 2004, net premiums written from branch operations increased 4% as compared with the same period in the prior year. Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina and, as a result, branch net premiums written primarily represent North Carolina business. The increase in branch premiums relative to total premiums has increased primarily due to the rate increase filed in North Carolina.

        Agency net premiums decreased 32% for the three months ended September 30, 2004 as compared with the same period in the prior year. For the nine months ended September 30, 2004, agency net premiums decreased 29% as compared with the same prior year period. The majority of the decrease in agency net premiums written in the third quarter 2004 and for the nine-month period ended September 30, 2004 can be attributed to the general decline in business due to the slowdown in refinancing activity as a result of increased interest rates.

        The decrease in other revenues was primarily attributed to a decline in settlement-related services.

        The increase in exchange services revenue for the three and nine months ended September 30, 2004 was due to both an increase in the volume of transactions resulting from increased demand for qualified intermediary services, as well as an increase in fees. The Company believes that this line of business will continue to grow for the reminder of 2004, although not necessarily at the same rate.

        Operating Expenses: Total operating expenses decreased 23% and 17% for the three and nine month periods ended September 30, 2004, respectively, compared with the same periods in 2003. This was due primarily to a decrease in commission expense as a result of decreased business from agent sources. A summary by segment of the Company’s operating expenses, net of intersegment eliminations, is as follows for the three and nine months ended September 30:

	For The Three Months Ended				For The Nine Months Ended

	2004	%	2003	%	2004	%	2003	%

Title Insurance	$15,446,012	96	$20,357,401	98	$46,450,773	96	$57,356,773	98
Exchange Services	176,976	1	131,406	—	476,098	1	381,188	1
All Other	465,472	3	371,633	2	1,566,646	3	968,307	1

Total	$16,088,460	100	$20,860,440	100	$48,493,517	100	$58,706,268	100

        Commissions to agents decreased 33% for the three months ended September 30, 2004 when compared with the same quarter in 2003. Commissions to agents decreased 30% for the nine months ended September 30, 2004 when compared with the same period in 2003. Commissions decreased due to the decline in premiums written from agency operations.

        The provision for claims as a percentage of net premiums written was 11.2% for the nine months ended September 30, 2004, and for the same period in 2003.

        Total salaries, employee benefits and payroll taxes as a percentage of total revenues were 20% and 16% for the nine months ended September 30, 2004 and 2003, respectively. The increase in these costs was attributed to several factors, including $513,000 for certain employee benefits associated with key executive employment agreements entered into in late 2003, and additional personnel costs related to staff hired by the newly formed Investors Trust Company and the regulated investment advisory, and various staff additions and salary adjustments made during the first nine months of 2004. These increases were partially offset by a reduction in health insurance expense in the third quarter of 2004 due to favorable claims experience. The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 89% and 93% of the total consolidated amount for the nine months ended September 30, 2004 and 2003, respectively.

        Professional fees for the nine months ended September 30, 2004 increased primarily due to the costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, along with an increase in various other professional and legal fees.

        Provision for Income Taxes: The provision for income taxes was approximately 34% of income before income taxes for the three months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 and 2003, the provision for income taxes was 33.6% and 32.4%, respectively, of income before income taxes.

Liquidity and Capital Resources:

        Cash flows: Net cash provided by operating activities for the nine months ended September 30, 2004 was $10,425,377 compared with $10,195,277 for the same nine-month period of 2003. The slight net increase is primarily the result of a decrease in receivables and other assets, offset in part by a decrease in provision for claims, a decrease in the provision for losses on premiums receivable and increased net claim payments. Cash flow from operations has been the source of financing for additions to the investment portfolio and expanding operations.

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

        Capital Expenditures: During 2004, the Company has plans for various capital improvement projects, including an upgrade of certain electronic data processing systems. For the nine months ended September 30, 2004, the Company purchased electronic data processing equipment totaling approximately $876,000. Other property additions were approximately $251,000. The Company anticipates additional capital expenditures of approximately $150,000 during the remainder of 2004 in connection with these capital improvement projects.

        Off-Balance Sheet Arrangements and Contractual Obligations: It is not the general practice of the Company to enter into off-balance sheet arrangements nor is it the policy of the Company to issue guarantees to third parties. Off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases and payments due under various agreements with third-party service providers and obligations pursuant to certain executive employment agreements.

        The following table summarizes the Company’s future estimated cash payments under existing contractual obligations at September 30, 2004, including payments due by period:

Contractual Obligations	Payments due by period

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating Lease Obligations	$1,202,410	$179,092	$896,914	$126,404	$—
Telecommunications Contractual Obligations	352,200	58,200	294,000	—	—
Other Obligations	274,792	88,042	111,750	60,000	15,000
Executive Employment Agreements
Obligations	965,000	—	—	—	965,000

Total	$2,794,402	$325,334	$1,302,664	$186,404	$980,000

        The total reserve for all reported and unreported losses the Company incurred through September 30, 2004 is represented by the reserve for claims. Information regarding the claims reserve can be found in Note 2 to the consolidated financial statements of this Form 10-Q. Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

        Equity Investments: The Company’s equity investments are in public companies whose security prices are subject to volatility. Should the fair value of these investments fall below the Company’s cost bases and the financial condition or prospects of these companies deteriorate, the Company may determine in a future period that this decline in fair value is other than temporary, requiring that an impairment loss be recognized.

Recent Accounting Pronouncements:

        In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

Safe Harbor Statement

        This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission (“SEC”) and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market position, claims, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following: (1) the demand for title insurance will vary due to factors such as the cost and availability of mortgage funds, the level of real estate and mortgage refinance activity, the cost of real estate, consumer confidence, employment levels, family income levels and general economic conditions; (2) losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; (3) unanticipated adverse changes in securities markets could result in material losses on the Company’s investments; (4) the Company’s dependence on key management personnel, the loss of whom could have a material adverse effect on the Company’s business; (5) the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner; (6) the costs of producing title evidence are relatively high, whereas premium revenues are subject to regulatory and competitive restraints; and (7) state statutes require the Company’s insurance subsidiaries to maintain minimum levels of capital and surplus and restrict the amount of dividends that the insurance subsidiaries may pay to the Company without prior regulatory approval. Other risks and uncertainties may be described from time to time in the Company’s other reports and filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        No material changes in the Company’s market risk or market strategy occurred since December 31, 2003. A detailed discussion of market risk is provided in the Company’s 2003 Annual Report on Form 10-K for the period ended December 31, 2003.

Item 4. Controls and Procedures

        The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

        During the quarter ended September 30, 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

Beginning of period				393,928
07/01/04 - 07/31/04	0	N/A	0	393,928
08/01/04 - 08/31/04	10,300	$30.17	10,300	383,628
09/01/04 - 09/30/04	2,773	$29.42	2,773	505,855

Total:	13,073	$30.06	13,073	505,855

(1)	For the quarter ended September 30, 2004, ITIC purchased an aggregate of 13,073 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.

(2)	On June 5, 2000, the Board of Directors of ITIC approved the purchase by ITIC of up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan. Subsequently, the Board of Directors of ITIC approved the purchase of an additional 125,000 shares of the Company’s common stock pursuant to the Plan. Unless terminated earlier by resolution of the Board of Directors of ITIC, the Plan will expire when ITIC has purchased all shares authorized for purchase thereunder.

(3)	ITIC intends to make further purchases under this Plan.

Item 6. Exhibits

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.

INVESTORS TITLE COMPANY By: /s/ James A. Fine, Jr. —————————————— James A. Fine, Jr. President, Principal Financial Officer and Principal Accounting Officer

Dated: November 12, 2004