Form 10-K
period 2004-12-31
INVESTORS TITLE CO
filed 2005-03-16
CIK 720858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 North Columbia Street
Chapel Hill, North Carolina  27514
(919) 968-2200

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, no par value

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    No

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes    No

                The aggregate market value of the common shares held by non-affiliates was $59,365,278 based on the closing sales price on the NASDAQ National Market System on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004).

                As of February 28, 2005, there were 2,855,744 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                Portions of Investors Title Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference in Parts I, II and IV hereof and portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 18, 2005 are incorporated by reference in Part III hereof.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

                 This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following: (1) the demand for title insurance will vary due to factors such as interest rate fluctuations, the availability of mortgage funds, the level of real estate transactions, including mortgage refinance activity, the cost of real estate, consumer confidence, employment levels, family income levels and general economic conditions; (2) losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; (3) unanticipated adverse changes in securities markets, including interest rates, could result in material losses on the Company’s investments; (4) the Company’s dependence on key management personnel, the loss of whom could have a material adverse affect on the Company’s business; (5) the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner and significant changes or additions to applicable government regulations; and (6) state statutes require the Company’s insurance subsidiaries to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that the insurance subsidiaries may pay to the Company without prior regulatory approval.

                 These and other risks and uncertainties may be described from time to time in the Company’s other reports and filings with the Securities and Exchange Commission.

INVESTORS TITLE COMPANY AND SUBSIDIARIES TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS

GENERAL

                Investors Title Company (the “Company”) is a holding company that operates through its subsidiaries and was incorporated in the State of North Carolina in February 1973. The Company became operational on June 24, 1976, when it acquired Investors Title Insurance Company (“ITIC”) as a wholly owned subsidiary under a plan of exchange of shares of common stock. On September 30, 1983, the Company acquired Northeast Investors Title Insurance Company (“NE-ITIC”), formerly Investors Title Insurance Company of South Carolina, as a wholly owned subsidiary under a plan of exchange of shares of common stock. Investors Capital Management Company (“ICMC”), a wholly owned subsidiary of the Company, was organized on October 17, 2003. The Company’s most recent subsidiary, Investors Trust Company (“Investors Trust”), was granted a trust charter by the North Carolina Banking Commissioner on February 17, 2004.

                The Company engages primarily in three lines of business. The main business activity is the issuance of title insurance through ITIC and NE-ITIC. The second line of business provides tax-deferred exchange services through its subsidiaries, Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”). The Company has also recently entered into a third line of business, which it added to supplement its traditional lines of business, providing investment management and trust services to individuals, trusts and other entities. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of Notes to Consolidated Financial Statements in the 2004 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the revenues, income and assets attributable to the Company’s operating segments.

                 The Company’s executive offices are located at 121 North Columbia Street, Chapel Hill, North Carolina 27514. The Company’s telephone number is (919) 968-2200, its facsimile number is (919) 968-2235, and its Internet address is www.invtitle.com, the contents of which are not and shall not be deemed a part of this document or any other U.S. Securities and Exchange filing. The Company makes available free of charge on its Internet website its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission.

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

                 There are two basic types of title insurance policies - one for the mortgage lender and one for the real estate owner. A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender’s title insurance policy does not protect the property owner. The property owner needs to purchase an owner’s title insurance policy to protect his investment.

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

                 A title defect is one of any number of things that could jeopardize the property owner’s interest. It could be an unsatisfied mortgage, lien, judgment or other unrecorded claim against the property. It could arise through easements, use restrictions or other existing covenants, or it could be a hidden risk. Title insurance generally protects against four kinds of hidden risks — errors in the public records such as incorrect information in deeds and mortgages regarding names, signatures and legal descriptions; judgments, liens and mortgages or any other claims against the property or the seller which become the new owner’s responsibility after closing, such as unpaid taxes, assessments and other debts to creditors; claims to ownership by the spouse of a former owner or by the “missing heir” of a deceased owner who did not receive his share of the estate; and invalid deeds or other transfers by sellers who did not actually own the property or by previous owners who were minors or not mentally competent.

                 The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Ceded reinsurance is comprised of excess of loss treaties, which protects against losses over certain amounts.

                ITIC was incorporated in the State of North Carolina on January 28, 1972, and became licensed to write title insurance in the State of North Carolina on February 1, 1972. At present, ITIC mainly writes land title insurance both as a primary insurer and as a reinsurer throughout the eastern and midwestern United States. ITIC writes title insurance through issuing agents or branch offices in the District of Columbia and the States of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Wisconsin. In addition to the states in which ITIC currently writes title insurance, it is also licensed to write title insurance in 17 additional states. Agents issue policies for ITIC and may provide other services such as search and settlement services.

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

                In the State of North Carolina, ITIC issues title insurance commitments and policies through its home office and its 27 branch offices that are located throughout North Carolina. The Company also has a branch office in South Carolina and Michigan. Title policies are primarily issued through issuing agents in other states.

                In the ordinary course of business, ITIC and NE-ITIC reinsure certain risks with other title insurers for the purpose of limiting their exposure. They also assume reinsurance for certain risks of other title insurers for which they receive additional income. For the last three years, reinsurance activities accounted for less than 1% of total premium volume.

                As of December 31, 2004, ITIC had a risk retention limit of $2,750,000, meaning that it assumed primary risks up to $2,750,000. It then reinsured the next $250,000 of risk with NE-ITIC, and all risks above $3,000,000 were reinsured with an unrelated reinsurer.

                As of December 31, 2004, NE-ITIC had a risk retention limit of $250,000, meaning that it assumed primary risks up to $250,000. It then reinsured the next $2,750,000 of risk with ITIC, and all amounts above $3,000,000 were reinsured with an unrelated reinsurer.

                Both ITIC’s and NE-ITIC’s risk retention limits are self-imposed and are more conservative than state insurance regulations require. ITIC’s self-imposed retention of $2,750,000 is only 15% of its statutorily permitted retention of $18,371,349. NE-ITIC’s self-imposed retention of $250,000 is only 12.3% of its statutorily permitted retention of $2,025,024.

                ITIC has been recognized by two independent Fannie Mae-approved actuarial firms, Demotech, Inc. and LACE Financial Corporation, with rating categories of “A Double Prime” and “A.” NE-ITIC’s financial stability also has been recognized by Demotech, Inc. and LACE Financial Corporation with rating categories of “A Prime” and “A+.” According to Demotech, title insurance underwriters earning a financial stability rating of A’’ (A Double Prime) or A’ (A Prime) possess unsurpassed financial stability related to maintaining positive surplus as regards policyholders, regardless of the severity of a general economic downturn or deterioration in the title insurance cycle. A LACE rating of “A+” or “A” indicates that a title insurance company has a strong overall financial condition that will allow it to meet its future claims and that, generally, the company has good operating earnings, is well capitalized and has adequate reserves.

                Exchange Services

                In 1988, the Company established Investors Title Exchange Corporation, a wholly owned subsidiary (“ITEC”), to provide services in connection with tax-deferred exchanges of like-kind property. ITEC acts as an intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investments, and its income is derived from fees for handling exchange transactions.

                The Company established South Carolina Document Preparation Company (“SCDPC”) as a wholly owned subsidiary in 1994. In the first quarter of 2001, SCDPC changed its name to Investors Title Accommodation Corporation (“ITAC”) and began serving as an exchange accommodation titleholder, offering a vehicle for accomplishing a reverse exchange when a taxpayer must acquire replacement property before selling the relinquished property.

                Investment Management and Trust Services

                The Company organized ICMC, a wholly owned subsidiary, as a North Carolina corporation on October 17, 2003. ICMC is currently licensed as an investment adviser in North Carolina and South Carolina. Investors Trust, also a wholly owned subsidiary of the Company, received its North Carolina trust charter on February 17, 2004. The Company anticipates that ICMC and Investors Trust will work together to provide investment management and trust services to individuals, companies, banks and trusts. These subsidiaries did not have significant activities in 2004, and are not currently a reportable segment for which financial information is presented in the financial statements and there is no assurance that this business will be successful.

OPERATIONS OF SUBSIDIARIES

                For a description of net premiums written geographically, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 13 of Notes to Consolidated Financial Statements in the 2004 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the Company’s operating segments.

                Title Insurance

                ITIC and NE-ITIC issues title insurance coverage through its direct operations or through partially owned or independent title insurance agents. ITIC and NE-ITIC offer primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance premiums written reflect a one-time premium payment, with no recurring premiums. Premiums are recorded and policies or commitments are issued upon receipt of final certificates or preliminary reports with respect to titles. Title insurance commissions earned by the Company’s agents are recognized as expense concurrently with premium recognition.

                Exchange Services

                ITEC and ITAC provide customer services in connection with tax-deferred real property exchanges pursuant to Section 1031 of the Internal Revenue Code. As a qualified intermediary, ITEC holds the proceeds from sales of relinquished properties until the acquisition of identified replacement properties occurs. ITAC facilitates tax-deferred reverse exchanges pursuant to IRS Revenue Procedure 2000-37. These exchanges require ITAC, using funds borrowed on a non-recourse basis from the customer or his lender, to acquire the designated replacement property on behalf of the customer by taking temporary title to the customer’s property until after the disposition of identified relinquished property occurs.

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

MARKETING

                Title Insurance

                ITIC delivers title insurance coverage through a home office, branch offices, and issuing agents. In North Carolina, ITIC issues policies primarily through a home office and 27 branch offices. The Company also has a branch office in South Carolina and Michigan. ITIC also writes title insurance policies through issuing agents in the District of Columbia and the States of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia and Wisconsin. Issuing agents are typically real estate attorneys or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory.

                NE-ITIC currently operates through agency offices in the State of New York.

                ITIC and NE-ITIC strive to provide superior service to their customers and consider this an important factor in attracting and retaining customers. Branch and corporate personnel strive to develop new business and agency relationships to increase market share and ITIC’s Commercial Services Division provides services to commercial clients. The Company’s marketing efforts are also enhanced through advertising in various periodicals.

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

INSURED RISK ON POLICIES IN FORCE

                Generally, the amount of the insured risk on a title insurance policy is equal to the lesser of the purchase price of the insured property or the fair market value of the property. In the event that a claim is made against the property, the insurer is also responsible for paying all legal expenses in connection with defending the insured party and eliminating any title defects affecting the property. The insurer may, however, choose to pay the policy limits to the insured, at which time the insurer’s duty to defend the claim is satisfied.

                 At any given time, the insurer’s actual financial risk is only a portion of the aggregate insured risk of all policies in force. The reduction in risk results in part from the reissuance of title insurance policies by other underwriters when the property is conveyed or refinanced. An owner’s policy is effective only as long as the insured has an ownership interest in the property or has liability under warranties of title. Furthermore, the coverage on a lender’s title insurance policy is reduced and eventually terminated as the loan it secures is paid. Due to the variability of these factors, the aggregate contingent liability of the Company and its subsidiaries cannot be determined with any precision.

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

                In connection with effecting tax-deferred exchanges of like-kind property, ITEC and ITAC may temporarily hold title to property pursuant to an accommodation titleholder agreement. In such situations, the person or entity for which title is being held must execute an indemnification agreement pursuant to which it agrees to indemnify ITEC or ITAC, as appropriate, for any environmental or other claims which may arise as a result of the arrangement.

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

                Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital and surplus. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, rates, type and amount of investments, policy forms, financial reporting, reserve requirements, and dividend restrictions, as well as examinations and audits of title insurers. The Company’s two insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed.

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

                In addition to financial examinations, ITIC and NE-ITIC are subject to market conduct examinations by the North Carolina Department of Insurance and the South Carolina Department of Insurance, respectively. These audits examine domiciled state activity. ITIC’s last market conduct examination commenced on May 3, 2004 for the period January 1, 2001 through December 31, 2003, with no material deficiencies noted. NE-ITIC’s last market conduct examination coincided with its financial examination, which commenced in November 2001 for the period January 1, 1998 through December 31, 2000. No material deficiencies were noted for NE-ITIC by the market conduct examiners.

                Both ITIC and NE-ITIC meet the statutory premium reserve requirements and the minimum capital and surplus requirements of the states in which they are licensed.

                Exchange Services

                Intermediary services are not federally regulated and neither ITEC nor ITAC operate in any states that regulate this industry. ITEC and ITAC both provide services to taxpayers pursuant to Internal Revenue Service (“IRS”) regulations that provide taxpayers a safe harbor by using a qualified intermediary to structure tax-deferred exchanges of property and using an exchange accommodation titleholder to hold property in reverse exchange transactions. Periodically, changes to the tax code provisions affecting like-kind exchanges are considered, which could possibly eliminate the need for the services the exchange segment provides.

COMPETITION

                Title Insurance

                ITIC currently operates primarily in North Carolina, Michigan, Pennsylvania, South Carolina, Tennessee and Virginia and NE-ITIC currently operates in New York. ITIC’s and NE-ITIC’s major competitors, which together comprise a majority of the title insurance market on a national level, are Chicago Title Insurance Company, Commonwealth Land Title Insurance Company, Fidelity National Title Insurance Company, First American Title Insurance Company, Lawyers Title Insurance Corporation, Old Republic National Title Insurance Company and Stewart Title Guaranty Company. Key factors that affect competition in the title insurance industry are price, expertise, timeliness and quality of service and the financial strength and size of the insurer. Title insurance underwriters also compete for agents based upon the ratio of premium splits between the underwriter and the agent.

                 In addition, there are numerous industry-related regulations and statutes that set out conditions and requirements to conduct business. Changes to or the removal of such regulations and statutes could result in additional competition from alternative title insurance products or new entrants into the industry that could materially affect the Company’s business operations and financial condition.

                Exchange Services

                Competition for ITEC and ITAC comes from other title insurance companies as well as some major banks that offer exchange services. Key elements that affect competition are price, expertise, timeliness and quality of service and the financial strength and size of the company. Exchange services are not a regulated industry; therefore, there is no market data available regarding the Company’s market position in this industry.

INVESTMENTS

                The Company and its subsidiaries derive a substantial portion of their income from investments in bonds (municipal and corporate) and equity securities. The investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries.

                See Note 3 of Notes to Consolidated Financial Statements in the 2004 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for the major categories of investments, earnings by investment categories, scheduled maturities, amortized cost, and market values of investment securities.

EMPLOYEES

                The Company has no paid employees. Officers of the Company are full-time paid employees of ITIC. The Company’s subsidiaries had 214 full-time employees and 13 part-time employees as of December 31, 2004.

                None of the employees of the Company or its subsidiaries are subject to a collective bargaining agreement. Management considers its relationship with its employees to be favorable.

INTELLECTUAL PROPERTY

                The Company has registered two service marks with the United States Patent and Trademark Office (the “USPTO”). The first mark was registered with the USPTO on August 29, 2000 and the second mark was registered on September 12, 2000. In addition, ITIC registered a service mark with the USPTO on February 3, 1987. In the Company’s opinion, the loss of these registrations would not materially affect its business or the business of its subsidiaries.

ITEM 2.   PROPERTIES

                 The Company owns two adjacent office buildings and property located on the corner of North Columbia and West Rosemary Streets in Chapel Hill, North Carolina, which serves as the Company’s corporate headquarters. The main building contains approximately 23,000 square feet and has on-site parking facilities. The Company’s principal subsidiary, ITIC, leases office space in 33 locations throughout North Carolina, South Carolina, Michigan, Nebraska and Tennessee. NE-ITIC leases office space in one location in New York. Each of the office facilities occupied by the Company and its subsidiaries are in good condition and adequate for present operations. In September 2004, additional space in Chapel Hill, North Carolina was leased for ITEC, ITAC, ITIC’s Commercial Services Division and ITIC’s Settlement Services Division.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

                Following is information regarding the executive officers of the Company as of February 28, 2005. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant

J. Allen Fine	70	Chief Executive Officer and Chairman of the Board

James A. Fine, Jr.	42	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director

W. Morris Fine	38	Executive Vice President, Secretary and Director

J. Allen Fine  has been Chief Executive Officer and Chairman of the Board of the Company since its incorporation in 1973. Mr. Fine also served as President of the Company until May 1997. Mr. Fine is the father of James A. Fine, Jr., President, Treasurer and Director of the Company, and W. Morris Fine, Executive Vice President, Secretary and Director of the Company.

James A. Fine, Jr.  was named Vice President of the Company in 1987. In 1997, he was named President and Treasurer and appointed as a Director of the Company. He is the son of J. Allen Fine, Chief Executive Officer and Chairman of the Board of the Company, and the brother of W. Morris Fine, Executive Vice President, Secretary and Director of the Company.

W. Morris Fine  was named Vice President of the Company in 1992. In 1993, he was named Treasurer of the Company and served in that capacity until 1997. In 1997, he was named Executive Vice President and Secretary of the Company. In 1999, he was appointed as a Director of the Company. W. Morris Fine is the son of J. Allen Fine, Chief Executive Officer and Chairman of the Board of the Company, and the brother of James A. Fine, Jr., President, Treasurer and Director of the Company.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                The high and low sales prices for the Company’s common stock, as reported on the NASDAQ National Market System, the dividends paid per common share for each quarter in the last two fiscal years and the approximate number of shareholders of record are set forth under the caption “Common Stock Data” in the 2004 Annual Report to Shareholders and are incorporated by reference in this Form 10-K Annual Report. For a discussion of factors that may limit the Company’s ability to pay dividends on its common stock, refer to the subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Liquidity and Capital Resources” in the 2004 Annual Report to Shareholders, incorporated by reference in this Form 10-K Annual Report.

                The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2004. The Company does not have any equity compensation plans that have not been approved by its shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by shareholders	246,781	$ 16.45	196,300

Equity compensation plans not approved by shareholders	—	—	—

Total	246,781	$ 16.45	196,300

                The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended December 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

Beginning of period				505,855
10/01/04 - 10/31/04	2,052	$31.30	2,052	503,803
11/01/04 - 11/30/04	236	$33.87	236	503,567
12/01/04 - 12/31/04	8,695	$34.81	8,695	494,872

Total:	10,983	$34.13	10,983	494,872

(1)	For the quarter ended December 31, 2004, ITIC purchased an aggregate of 10,983 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.

(2)	On June 5, 2000, the Board of Directors of ITIC approved the purchase by ITIC of up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan. Subsequently, the Board of Directors of ITIC approved the purchase of an additional 125,000 shares of the Company’s common stock pursuant to the Plan. Unless terminated earlier by resolution of the Board of Directors of ITIC, the Plan will expire when ITIC has purchased all shares authorized for purchase thereunder.

(3)	ITIC intends to make further purchases under this Plan.

ITEM 6.   SELECTED FINANCIAL DATA

                The selected financial data for the last five fiscal years of the Company and its subsidiaries is set forth under the caption “Financial Highlights” in the 2004 Annual Report to Shareholders and is incorporated by reference in this Form 10-K Annual Report. The information should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Annual Report to Shareholders, which are incorporated by reference in this Form 10-K Annual Report.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The subsection entitled “Quantitative and Qualitative Disclosures about Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The financial statements and supplementary data in the 2004 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.

                The financial statements meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

                The supplementary financial information set forth in the section entitled “Selected Quarterly Financial Data” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                No reportable item.

ITEM 9A.   CONTROLS AND PROCEDURES

                The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. In reaching this conclusion, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

                During the quarter ended December 31, 2004, there was no change in the Company’s internal control over financial reporting identified in connection with the above-referenced evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

                 There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                Information pertaining to Directors of the Company under the heading “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2005 is incorporated by reference in this Form 10-K Annual Report. Other information with respect to executive officers is contained in Part I - Item 4(a) under the caption “Executive Officers of the Company”.

                The Company has adopted a written Code of Business Conduct and Ethics that applies to all officers, directors and employees of the Company and its subsidiaries. The Code of Business Conduct and Ethics can be found on the Company’s website at www.invtitle.com. The Company intends to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on its website.

ITEM 11.   EXECUTIVE COMPENSATION

                Information set forth under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2005 is incorporated by reference in this Form 10-K Annual Report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                Information pertaining to securities ownership of certain beneficial owners and management under the heading “Stock Ownership of Executive Officers and Certain Beneficial Owners” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2005 is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 Information set forth under the heading “Executive Employment Agreements” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2005 is incorporated by reference in this Form 10-K Annual Report.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

                Information pertaining to principal accountant fees and services under the heading “Independent Auditor Audit and Non-Audit Fees” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2005 is incorporated by reference in this Form 10-K Annual Report.

PART IV ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following financial statements in the 2004 Annual Report to Shareholders are hereby incorporated by reference in this Form 10-K Annual Report:

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

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

INVESTORS TITLE COMPANY
(Registrant)

By:	/s/ J. Allen Fine
———————————————————
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March, 2005.

/s/ J. Allen Fine
———————————————————	————————————————
J. Allen Fine, Chairman of the Board and	James R. Morton, Director
Chief Executive Officer
(Principal Executive Officer)

/s/ James A. Fine, Jr.	/s/ A. Scott Parker III
———————————————————	————————————————
James A. Fine, Jr., President, Treasurer and	A. Scott Parker III, Director
Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ W. Morris Fine	/s/ H. Joe King, Jr.
———————————————————	————————————————
W. Morris Fine, Executive Vice President,	H. Joe King, Jr., Director
Secretary and Director

/s/ David L. Francis	/s/ William J. Kennedy III
———————————————————	————————————————
David L. Francis, Director	William J. Kennedy III, Director

/s/ Loren B. Harrell, Jr.
———————————————————
Loren B. Harrell, Jr., Director
19

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES As of December 31, 2004

Type of Investment	Cost(1)	Market Value	Amount at which shown in the Balance Sheet (2)

Fixed Maturities:
Bonds:
States, municipalities and political subdivisions	$65,034,361	$66,617,609	$66,490,115
Public utilities	199,662	216,346	216,346
All other corporate bonds	7,339,755	7,967,940	7,967,940
Short term investments	9,106,643	9,106,643	9,106,643
Certificates of deposit	1,027,678	1,027,678	1,027,678

Total fixed maturities	82,708,099	84,936,216	84,808,722

Equity Securities:
Common Stocks:
Public utilities	143,440	196,350	196,350
Banks, trust and insurance companies	70,991	442,590	442,590
Industrial, miscellaneous and all other	3,334,183	5,506,916	5,506,916
Nonredeemable preferred stocks	893,690	1,094,450	1,094,450

Total equity securities	4,442,304	7,240,306	7,240,306

Other Investments	1,211,517		1,211,517

Total investments per the consolidated balance sheet	$88,361,920		$93,260,545

(1)	Fixed maturities are shown at amortized cost and equity securities are shown at original cost.

(2)	Bonds of states, municipalities and political subdivisions are shown at amortized cost for held-to-maturity bonds and fair value for available-for-sale bonds. Equity securities are shown at fair value.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY) CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003

	2004	2003

Assets
Cash and cash equivalents	$207,849	$121,587
Investments in fixed maturities, available-for-sale	8,956,400	773,483

Investments in equity securities	—	2,030,000
Short term investments	1,012,182	2,494,742
Investments in affiliated companies	58,936,521	52,597,051
Other investments	819,936	829,123
Other receivables	237,798	1,756,867
Deferred income taxes, net	33,189	62,046
Income taxes receivable	2,123,917	1,327,456
Prepaid expenses and other assets	45,713	16,927
Property, net	2,085,822	2,108,948

Total Assets	$74,459,327	$64,118,230

Liabilities and Stockholders’ Equity Liabilities:
Accounts payable and accrued liabilities	$1,952,056	$929,484

Stockholders’ Equity:
Class A Junior Participating preferred stock - no par value (shares authorized 100,000; no shares issued)	—	—
Common stock-no par (shares authorized 10,000,000; 2,481,024 and 2,503,923 shares issued and outstanding 2004 and 2003, respectively, excluding 374,720 and 351,821 shares 2004 and 2003, respectively, of common stock held by the Company’s subsidiary)	1	1
Retained earnings	69,272,092	59,756,927
Accumulated other comprehensive income (net of deferred taxes: 2004: $1,663,447; 2003: $1,768,477)	3,235,178	3,431,818

Total stockholders’ equity	72,507,271	63,188,746

Total Liabilities and Stockholders’ Equity	$74,459,327	$64,118,230

See notes to condensed financial statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY) CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

Revenues:
Investment income-interest and dividends	$124,421	$96,952	$91,619
Net realized loss on sales of investments	(12,500)	—	—
Rental income	519,991	503,031	516,018
Miscellaneous income	69,274	11,000	5,017

Total	701,186	610,983	612,654

Operating Expenses:
Office occupancy and operations	285,903	242,861	247,244
Business development	42,953	31,098	24,077
Taxes-other than payroll and income	75,649	65,461	61,107
Professional fees	60,161	52,758	63,490
Other expenses	59,738	47,635	45,332

Total	524,404	439,813	441,250

Equity in Net Income of Affiliated Cos.*	10,583,384	10,850,844	7,991,438

Income Before Income Taxes	10,760,166	11,022,014	8,162,842

Provision for Income Taxes	41,000	57,000	54,000

Net Income	$10,719,166	$10,965,014	$8,108,842

Basic Earnings per Common Share	$4.29	$4.38	$3.22

Weighted Average Shares Outstanding-Basic	2,496,711	2,503,659	2,517,328

Diluted Earnings Per Common Share	$4.09	$4.18	$3.12

Weighted Average Shares Outstanding-Diluted	2,620,916	2,624,473	2,597,979

* Eliminated in consolidation

See notes to condensed financial statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY) CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

Operating Activities:
Net income	$10,719,166	$10,965,014	$8,108,842
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(10,583,384)	(10,850,843)	(7,991,439)

Depreciation	73,452	70,944	72,467

Amortization, net	5,719	10,601	11,977

Net gain on disposals of property	—	—	(532)

Net realized loss on sales of investments	12,500	—	—
Provision (benefit) for deferred income taxes	59,000	(12,000)	(6,000)

(Increase) decrease in receivables	1,519,069	(1,446,089)	4,567

Increase in income taxes receivable-current	(796,461)	(1,327,456)	—

(Increase) decrease in prepaid expenses	(28,786)	2,714	32,884

Increase (decrease) in accounts payable and accrued liabilities	(5,357)	454,097	138,300

Decrease in income taxes payable-current	—	(232,325)	(157,772)

Net cash provided by (used in) operating activities	974,918	(2,365,343)	213,294

Investing Activities:

Capital contribution to subsidiaries	(1,783,000)	(325,000)	—
Dividends received from subsidiaries	5,050,819	3,782,400	3,177,772

Purchases of available-for-sale securities	(19,518,900)	(2,000,000)	—

Purchases of short term securities	(1,012,182)	—	(3,599,095)

Purchases of and net earnings from other investments	—	(486,000)	(385,195)
Proceeds from sales and maturities of available-for-sale securities	13,267,500	250,000	597,962

Proceeds from sales of short term securities	2,494,742	1,486,879	—

Proceeds from sales and distributions from other investments	9,187	42,072	—
Purchases of property	(50,326)	(105,048)	(8,157)

Proceeds from sales of property	—	—	10,000

Net change in pending trades	1,027,929	—	—

Net cash provided by (used in) investing activities	(514,231)	2,645,303	(206,713)

Financing Activities:

Dividends paid (net dividends paid to subsidiary of $53,936 in 2004 and $42,278 in 2003)	(374,425)	(300,411)	(300,557)

Net cash used in financing activities	(374,425)	(300,411)	(300,557)

Net Increase (Decrease) in Cash and Cash Equivalents	86,262	(20,451)	(293,976)

Cash and Cash Equivalents, Beginning of Year	121,587	142,038	436,014

Cash and Cash Equivalents, End of Year	$207,849	$121,587	$142,038

Supplemental Disclosures:
Cash Paid During the Year For:
Income Taxes	$781,000	$1,639,000	$218,000

See notes to condensed financial statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Investors Title Company and Subsidiaries.

2.	Cash dividends paid to Investors Title Company by its wholly owned subsidiary were as follows:

Subsidiaries	2004	2003	2002

Investors Title Insurance Company, net *	$3,950,819	$3,307,400	$2,857,772
Investors Title Exchange Corporation	1,100,000	175,000	160,000
Investors Title Accommodation Corporation	-	100,000	100,000
Investors Title Management Services, Inc.	-	200,000	60,000

	$ 5,050,819	$ 3,782,400	$ 3,177,772

*Total dividends of $4,004,755 and $3,349,678 paid to the Parent Company in 2004 and 2003, respectively, netted with dividends of $53,936 and $42,278 received from the Parent in 2004 and 2003, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION For the Years Ended December 31, 2004, 2003 and 2002

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended
December 31, 2004
Title Insurance	—	$31,842,000	—	$551,662	$71,775,157	$2,597,355	$7,984,339	—	$53,456,152	N/A

Exchange Services	—	—	—	—	—	7,821	—	—	640,183	N/A

All Other	—	—	—	—	—	147,662	—	—	2,258,336	N/A

	—	$31,842,000	—	$551,662	$71,775,157	$2,752,838	$7,984,339	—	$56,354,671

Year Ended
December 31, 2003
Title Insurance	—	$30,031,000	—	$726,191	$83,927,312	$2,589,228	$9,292,739	—	$63,495,050	N/A

Exchange Services	—	—	—	—	—	2,818	—	—	495,119	N/A

All Other	—	—	—	—	—	99,641	—	—	1,375,949	N/A

	—	$30,031,000	—	$726,191	$83,927,312	$2,691,687	$9,292,739	—	$65,366,118

Year Ended
December 31, 2002
Title Insurance	—	$25,630,000	—	$401,040	$67,298,617	$2,706,887	$6,871,822	—	$52,772,680	N/A

Exchange Services	—	—	—	—	—	6,114	—	—	441,386	N/A

All Other	—	—	—	—	—	93,807	—	—	1,097,610	N/A

	—	$25,630,000	—	$401,040	$67,298,617	$2,806,808	$6,871,822	—	$54,311,676

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES REINSURANCE For the Years Ended December 31, 2004, 2003 and 2002

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

YEAR ENDED
DECEMBER 31, 2004
Title Insurance	$72,063,833	$294,639	$5,963	$71,775,157	0.01%

YEAR ENDED
DECEMBER 31, 2003
Title Insurance	$84,359,310	$438,229	$6,231	$83,927,312	0.01%

YEAR ENDED
DECEMBER 31, 2002
Title Insurance	$67,626,272	$348,395	$20,740	$67,298,617	0.03%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2004, 2003 and 2002

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts - Describe	Deductions- describe*	Balance at End of Period

2004
Premiums Receivable Valuation Provision	$2,474,000	$5,745,114	$—	$(5,979,114)	$2,240,000

Reserves for Claims	$30,031,000	$7,984,339	$—	$(6,173,339)	$31,842,000

2003
Premiums Receivable Valuation Provision	$1,800,000	$5,477,324	$—	$(4,803,324)	$2,474,000

Reserves for Claims	$25,630,000	$9,292,739	$—	$(4,891,739)	$30,031,000

2002
Premiums Receivable Valuation Provision	$1,405,000	$4,600,806	$—	$(4,205,806)	$1,800,000

Reserves for Claims	$21,460,000	$6,871,822	$—	$(2,701,822)	$25,630,000

*Cancelled premiums and change in allowance for bad debts
*Payments of claims, net of recoveries

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)	Articles of Incorporation dated January 22, 1973, incorporated by reference to Exhibit 1 to Form 10 dated June 12, 1984

3(ii)	Bylaws – Restated and Amended as of May 21, 2003, incorporated by reference to Exhibit 3(ii) to Form 10-K for the year ended December 31, 2003

4	Rights Agreement, dated as of November 12, 2002, between Investors Title Company and Central Carolina Bank, a division of National Bank of Commerce, incorporated by reference to Exhibit 1 to Form 8-A filed November 15, 2002

10(i)	1993 Incentive Stock Option Plan, incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 1993

10(ii)	Form of Incentive Stock Option Agreement under 1993 Incentive Stock Option Plan, incorporated by reference to Exhibit 10(v) to Form 10-K for the year ended December 31, 1994

10(iii)	1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(viii) to Form 10-K for the year ended December 31, 1996

10(iv)	Form of Nonqualified Stock Option Agreement to Non-employee Directors dated May 13, 1997 under the 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(ix) to Form 10-Q for the quarter ended June 30, 1997

10(v)	Form of Nonqualified Stock Option Agreement under 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(x) to Form 10-K for the year ended December 31, 1997

10(vi)	Form of Incentive Stock Option Agreement under 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(xi) to Form 10-K for the year ended December 31, 1997

10(vii)	Form of Amendment to Incentive Stock Option Agreement between Investors Title Company and James Allen Fine, James Allen Fine, Jr., William Morris Fine, George Abbitt Snead, Ralph Nichols Strayhorn, III and Raeford Wilder Wall, Jr., respectively, incorporated by reference to Exhibit 10(xii) to Form 10-Q for the quarter ended June 30, 2000

10(viii)	2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(xiii) to Form 10-K for the year ended December 31, 2000

10(ix)	Form of Employment Agreement dated November 17, 2003 with each of J. Allen Fine, James A. Fine, Jr. and W. Morris Fine, incorporated by reference to Exhibit 10(ix) to Form 10-K for the year ended December 31, 2003

10(x)	Amended and Restated Employment Agreement dated June 1, 2004 with J. Allen Fine, incorporated by reference to Exhibit 10(x) to Form 10-Q for the quarter ended June 30, 2004

10(xi)	Form of Amended and Restated Employment Agreement dated June 1, 2004 with each of James A. Fine, Jr. and W. Morris Fine, incorporated by reference to Exhibit 10(xi) to Form 10-Q for the quarter ended June 30, 2004

10(xii)	Nonqualified Deferred Compensation Plan dated June 1, 2004, incorporated by reference to Exhibit 10(xii) to Form 10-Q for the quarter ended June 30, 2004

10(xiii)	Nonqualified Supplemental Retirement Benefit Plan dated November 17, 2003, incorporated by reference to Exhibit 10(xiii) to Form 10-Q for the quarter ended June 30, 2004

10(xiv)	Death Benefit Plan Agreement dated April 1, 2004 with J. Allen Fine, incorporated by reference to Exhibit 10(xiv) to Form 10-Q for the quarter ended June 30, 2004

10(xv)	Death Benefit Plan Agreement dated May 19, 2004 with James A. Fine, Jr., incorporated by reference to Exhibit 10(xv) to Form 10-Q for the quarter ended June 30, 2004

13	Portions of 2004 Annual Report to Shareholders incorporated by reference in this report as set forth in Parts I, II and IV hereof

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to Form 10-K for the year ended December 31, 2003

16	Letter regarding Change in Certifying Accountant, incorporated by reference to Exhibit 16 to Form 8-K dated September 24, 2004

21	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2003

23 (a)	Consent of Dixon Hughes PLLC

23 (b)	Consent of Deloitte & Touche LLP

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002