Form 10-Q
period 2005-03-31
INVESTORS TITLE CO
filed 2005-05-12
CIK 720858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to

Commission File Number: 0-11774 INVESTORS TITLE COMPANY (Exact name of registrant as specified in its charter)

North Carolina	56-1110199

(State of incorporation)	(I.R.S. Employer Identification No.)

121 North Columbia Street, Chapel Hill, North Carolina 27514

(Address of principal executive offices) (Zip Code)

(919) 968-2200

(Registrant’s telephone number, including area code)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

                As of March 31, 2005, there were 2,855,744 outstanding shares of common stock of Investors Title Company, including 293,881 shares held by Investors Title Insurance Company, a wholly owned subsidiary of Investors Title Company.

INVESTORS TITLE COMPANY AND SUBSIDIARIES

INDEX

Item 1.	Financial Statements

Investors Title Company and Subsidiaries Consolidated Balance Sheets As of March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and cash equivalents	$4,838,159	$4,726,443

Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost	2,203,026	2,202,635
Available-for-sale, at fair value	72,253,978	72,471,766
Equity securities, available-for-sale, at fair value	7,296,885	7,240,306
Short-term investments	8,833,528	10,134,321
Other investments	1,342,747	1,211,517

Total investments	91,930,164	93,260,545

Premiums receivable, less allowance for doubtful accounts of $2,240,000 for 2005 and 2004	6,473,197	6,679,994
Accrued interest and dividends	794,995	753,638
Prepaid expenses and other assets	1,674,056	1,410,584
Property acquired in settlement of claims	278,550	322,517
Property, net	4,514,530	4,592,784
Deferred income taxes, net	1,566,179	1,440,247

Total Assets	$112,069,830	$113,186,752

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims (Note 2)	$32,098,000	$31,842,000
Accounts payable and accrued liabilities	5,369,145	7,919,651
Commissions and reinsurance payables	432,638	551,662
Current income taxes payable	556,807	366,168

Total liabilities	38,456,590	40,679,481

Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	—	—
Common stock-no par value (shares authorized 10,000,000; 2,561,863 and 2,481,024 shares issued and outstanding 2005 and 2004, respectively, excluding 293,881 and 374,720 shares 2005 and 2004, respectively, of common stock held by the Company’s subsidiary)	1	1
Retained earnings	70,890,920	69,272,092
Accumulated other comprehensive income, net of deferred taxes of $1,400,420 and $1,663,447 for 2005 and 2004, respectively (Note 3)	2,722,319	3,235,178

Total stockholders’ equity	73,613,240	72,507,271

Total Liabilities and Stockholders’ Equity	$112,069,830	$113,186,752

See notes to Consolidated Financial Statements.
1

Investors Title Company and Subsidiaries Consolidated Statements of Income For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

	2005	2004

Revenues:
Underwriting income:
Premiums written	$17,222,198	$17,051,282
Less-premiums for reinsurance ceded	139,079	69,526

Net premiums written	17,083,119	16,981,756
Investment income - interest and dividends	752,765	656,375
Net realized gain (loss) on sales of investments	(10,894)	3,431
Exchange services revenue (Note 5)	809,639	479,894
Other	694,950	495,113

Total	19,329,579	18,616,569

Operating Expenses:
Commissions to agents	6,991,749	6,998,595
Provision for claims (Note 2)	1,899,005	1,844,379
Salaries, employee benefits and payroll taxes (Note 6)	5,367,312	3,847,905
Office occupancy and operations	1,512,090	1,203,798
Business development	427,473	353,414
Taxes, other than payroll and income	110,754	201,114
Premium and retaliatory taxes	399,545	333,004
Professional fees	275,046	410,675
Other	45,111	37,874

Total	17,028,085	15,230,758

Income Before Income Taxes	2,301,494	3,385,811

Provision For Income Taxes	721,000	1,164,207

Net Income	$1,580,494	$2,221,604

Basic Earnings Per Common Share (Note 4)	$0.62	$0.89

Weighted Average Shares Outstanding - Basic (Note 4)	2,564,490	2,505,368

Diluted Earnings Per Common Share (Note 4)	$0.60	$0.84

Weighted Average Shares Outstanding - Diluted (Note 4)	2,625,447	2,638,264

See notes to Consolidated Financial Statements.
2

Investors Title Company and Subsidiaries Consolidated Statements of Stockholders’ Equity For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Net Unrealized Gain (Loss) on Investments)	Total Stockholders’ Equity
	Common Stock

	Shares	Amount

Balance, January 1, 2004	2,503,923	$1	$59,756,927	$3,431,818	$63,188,746
Net income			2,221,604		2,221,604
Dividends ($.03 per share)			(75,187)		(75,187)
Shares of common stock repurchased	(5,823)		(197,150)		(197,150)
Issuance of common stock in payment of bonuses and fees	370		12,281		12,281
Stock options exercised	7,345		122,814		122,814
Net unrealized gain on investments				78,015	78,015

Balance, March 31, 2004	2,505,815	1	61,841,289	3,509,833	$65,351,123

Balance, December 31, 2004	2,481,024	1	69,272,092	3,235,178	72,507,271
Net income			1,580,494		1,580,494
Dividends ($.04 per share)			(102,717)		(102,717)
Shares of common stock repurchased	(67,295)		(2,058,747)		(2,058,747)
Issuance of common stock in payment of bonuses and fees	169		6,594		6,594
Stock options exercised	147,965		2,193,204		2,193,204
Net unrealized loss on investments				(512,859)	(512,859)

Balance, March 31, 2005	2,561,863	$1	$70,890,920	$2,722,319	$73,613,240

See notes to Consolidated Financial Statements.
3

Investors Title Company and Subsidiaries Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

	2005	2004
Operating Activities:
Net income	$1,580,494	$2,221,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	318,555	229,816
Amortization, net	17,173	9,500
Issuance of common stock in payment of bonuses and fees	6,594	12,281
Benefit for losses on premiums receivable	—	(110,000)
Net gain on disposals of property	(18,800)	—
Net realized (gain) loss on sales of investments	10,894	(3,431)
Provision for claims	1,899,005	1,844,379
Provision for deferred income taxes	137,095	319,000
Changes in assets and liabilities:
(Increase) decrease in receivables and other assets	(54,065)	863,963
Decrease in accounts payable and accrued liabilities	(520,936)	(1,794,336)
Decrease in commissions and reinsurance payables	(119,024)	(335,292)
Increase in current income taxes payable	190,639	496,402
Payments of claims, net of recoveries	(1,643,005)	(1,375,379)

Net cash provided by operating activities	1,804,619	2,378,507

Investing Activities:
Purchases of available-for-sale securities	(4,053,851)	(7,958,134)
Purchases of short-term securities	(758,764)	(8,409,352)
Purchases of and net earnings (loss) from other investments	(180,570)	(211,402)
Proceeds from sales and maturities of available-for-sale securities	3,410,716	11,625,000
Proceeds from sales of held-to-maturity securities	—	168,000
Proceeds from short-term securities	2,059,557	3,012,475
Proceeds from sales and distributions from other investments	49,340	—
Purchases of property	(244,301)	(94,322)
Proceeds from sales of property	22,800	—
Net change in pending trades	(2,029,570)	(725,564)

Net cash used in investing activities	(1,724,643)	(2,593,299)

Financing Activities:
Repurchases of common stock, net	(2,058,747)	(197,150)
Exercise of options	2,193,204	122,814
Dividends paid	(102,717)	(75,187)

Net cash provided by (used in) financing activities	31,740	(149,523)

Net Increase (Decrease) in Cash and Cash Equivalents	111,716	(364,315)
Cash and Cash Equivalents, Beginning of Year	4,726,443	5,125,356

Cash and Cash Equivalents, End of Period	$4,838,159	$4,761,041

Supplemental Disclosures:
Cash Paid During the Year for:
Income Taxes, net of refunds	$405,000	$351,000

See notes to Consolidated Financial Statements.
4

INVESTORS TITLE COMPANY AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2005 (Unaudited)

Note 1 - Basis of Presentation

               Reference should be made to the “Notes to Consolidated Financial Statements” of Investors Title Company’s (“the Company”) Annual Report to Shareholders for the year ended December 31, 2004 for a complete description of the Company’s significant accounting policies. There were no material changes in the significant accounting policies during the three months ended March 31, 2005.

          Principles of Consolidation – The accompanying unaudited consolidated financial statements include the accounts and operations of Investors Title Company and its subsidiaries (Investors Title Insurance Company, Northeast Investors Title Insurance Company, Investors Title Exchange Corporation, Investors Title Accommodation Corporation, Investors Title Management Services, Inc., Investors Title Commercial Agency, LLC, Investors Capital Management Company, and Investors Trust Company), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

            For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

          Use of Estimates and Assumptions – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.

          Reclassification - Certain 2004 amounts have been reclassified to conform to 2005 classifications. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

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

          Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company’s net income and diluted net income per common share would have been the pro forma amounts indicated in the following table:

	For the Three Months Ended March 31,

	2005	2004

Net income as reported	$1,580,494	$2,221,604
Add back issuance of common stock in payment of bonuses and fees, net of tax	4,352	8,105
Deduct - total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(40,633)	(45,720)

Pro forma net income	$1,544,213	$2,183,989

Net income per share:
Basic - as reported	$0.62	$0.89
Basic - pro forma	$0.60	$0.87

Diluted - as reported	$0.60	$0.84
Diluted - pro forma	$0.59	$0.83

          Recently Issued Accounting Standards -  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting SFAS No. 123(R), which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) eliminates an entity’s ability to account for share-based payments using APB 25 and requires all such transactions be accounted for using a fair value based method. In addition, although it does not require use of a binomial lattice model, SFAS No. 123(R) indicates that a binomial lattice model may be more effective in valuing employee stock options than the Black-Scholes model, which was primarily developed to value publicly traded options. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123(R) from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. SFAS No. 123(R) is not expected to have a material impact on the Company’s consolidated statements of income or balance sheets. If the Company had included the cost of employee stock option compensation in its consolidated financial statements, its net income in the first quarters of 2005 and 2004 would have been lower by $36,281 and $37,615, respectively, using a Black-Scholes model.

Note 2 - Reserves for Claims

                Transactions in the reserves for claims for the three months ended March 31, 2005 and the twelve months ended December 31, 2004 were as follows:

	March 31, 2005	December 31, 2004

Balance, beginning of year	$31,842,000	$30,031,000
Provision, charged to operations	1,899,005	7,984,339
Payments of claims, net of recoveries	(1,643,005)	(6,173,339)

Ending balance	$32,098,000	$31,842,000

                The total reserve for all reported and unreported losses the Company incurred through March 31, 2005 is represented by the reserve for claims. The Company’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims for policies issued through March 31, 2005. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

                Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

                Total comprehensive income for the three months ended March 31, 2005 and 2004 was $1,067,635 and $2,299,619, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company’s available-for-sale securities.

Note 4 - Earnings Per Common Share

                Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 60,957 and 132,896 for the three months ended March 31, 2005 and 2004, respectively. Options to purchase 98,816 and 253,646 shares of common stock were outstanding for the three months ended March 31, 2005 and 2004, respectively. Of the total options outstanding, all options were included in the computation of diluted earnings per share for the three months ended March 31, 2005 and 2004, respectively because the options’ exercise prices were less than the average market price of the common shares.

Note 5 – Segment Information

                Consistent with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-deferred exchange services.

Three Months Ended March 31, 2005	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total

Operating revenues	$17,405,948	$809,639	$534,182	$(162,061)	$18,587,708
Investment income	698,406	3,452	62,420	(11,513)	752,765
Net realized loss on sales of investments	(10,894)	—	—	—	(10,894)

Total revenues	$18,093,460	$813,091	$596,602	$(173,574)	$19,329,579
Operating expenses	16,401,407	190,389	598,349	(162,060)	17,028,085

Income (loss) before income taxes	$1,692,053	$622,702	$(1,747)	$(11,514)	$2,301,494

Assets	$95,715,075	$1,256,760	$15,097,995	$—	$112,069,830

Three Months Ended March 31, 2004	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total

Operating revenues	$17,215,837	$479,894	$401,709	$(140,677)	$17,956,763
Investment income	641,805	1,201	23,855	(10,486)	656,375
Net realized gain on sales of investments	3,431	—	—	—	3,431

Total revenues	$17,861,073	$481,095	$425,564	$(151,163)	$18,616,569
Operating expenses	14,667,022	145,478	558,936	(140,678)	15,230,758

Income (loss) before income taxes	$3,194,051	$335,617	$(133,372)	$(10,485)	$3,385,811

Assets	$88,415,497	$857,484	$11,471,417	$—	$100,744,398

Operating revenues represent net premiums written and other revenues.

Note 6 – Retirement and Other Postretirement Benefit Plans

                On November 17, 2003, Investors Title Insurance Company entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The plan is unfunded. The following sets forth the net periodic benefits cost for the executive benefits for the quarter ended March 31, 2005:

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004

Service cost at beginning of quarter	$3,592	$3,513
Interest cost for the quarter	3,419	3,875
Amortization of unrecognized prior service cost	5,096	8,521
Amortization of unrecognized gains or losses	—	—

Net periodic benefits costs	$12,107	$15,909

Note 7 – Commitments and Contingencies

                    The Company and its subsidiaries are involved in various legal proceedings that are incidental to their business. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings will not, in the aggregate, be material to the Company’s consolidated financial condition, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

                  The Company’s 2004 Annual Report on Form 10-K and 2004 Annual Report to Shareholders should be read in conjunction with the following discussion since they contain important information for evaluating the Company’s operating results and financial condition.

Overview

Title Insurance: Investors Title Company (the “Company”) engages primarily in two segments of business. Its main business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and Northeast Investors Title Insurance Company (“NE-ITIC”) and settlement-related services. Through ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer and as a reinsurer for other title insurance companies. Title insurance protects against loss or damage resulting from defects that affect the title to real property. The commitment and policies issued are predominantly the standard American Land Title Association approved forms.

There are two basic types of title insurance policies - one for the mortgage lender and one for the real estate owner. A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender’s title insurance policy does not protect the property owner. The property owner has to purchase a separate owner’s title insurance policy to protect his investment. When real property is conveyed from one party to another, occasionally there is a latent defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property. If a claim is made against real property, title insurance provides a corporate guarantee against insured defects, pays all legal expenses to eliminate any title defects, pays any claims arising from errors in title examination and recording, and pays any losses arising from hidden defects in title and defects that are not of record. Title insurance provides an assurance that the insurance holder’s ownership and use of such property will be defended promptly against claims, at no cost, whether or not the claim is valid.

                  ITIC delivers title insurance coverage through a home office, branch offices and issuing agents. In North Carolina, ITIC issues policies primarily through a home office and 27 branch offices. The Company also has branch offices in South Carolina, Michigan and Nebraska. Issuing agents are typically real estate attorneys or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory. NE-ITIC currently operates through agents in the State of New York.

                  The Company’s overall level of premiums written and profitability in the land title insurance industry is affected by a number of factors, including the level of interest rates, the availability of mortgage funds, the level of real estate transactions and mortgage refinance activity, the cost of real estate, employment levels, family income levels and general economic conditions. Generally, real estate activity declines as a result of higher interest rates or an economic downturn, thus leading to a corresponding decline in title insurance premiums written and profitability of the Company. The cyclical nature of the land title insurance industry has historically caused fluctuations in revenues and profitability and it is expected to continue to do so in the future.

                  Volume is a key factor in the Company’s profitability due to the existence of significant fixed costs such as personnel and occupancy expenses associated with the support of the issuance of title insurance policies and of general corporate operations. These expenses will be incurred by the Company regardless of the level of premiums written. The resulting operating leverage has historically tended to amplify the impact of changes in volume on the Company’s profitability.

                  First quarter results continued to benefit from low interest rates. However, any substantial increases in interest rates will likely have a negative impact on mortgage originations. Operating results for the quarter ended March 31, 2005, therefore, should not be viewed as indicative of the Company’s future operating results.

                  The Company continues to monitor and strives to manage operating expenses to offset the cyclical nature of the real estate market and with knowledge of the potential for declines in title insurance revenues if interest rates continue to rise or the economy slows.

                  Exchange Services:  The Company’s second segment provides customer services in connection with tax-deferred real property exchanges through its subsidiaries, Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”). ITEC serves as a qualified intermediary in §1031 like-kind exchanges of real or personal property. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction with the closing agents. ITEC’s duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period. ITAC serves as exchange accommodation titleholder in reverse exchanges. As exchange accommodation titleholder, ITAC offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.

                  Factors that influence the title insurance industry will also generally affect the exchange services industry. In addition, the services provided by the Company’s exchange services are pursuant to provisions in the Internal Revenue Code. From time to time, these exchange provisions are subject to review and proposed changes. Any future change in the Code could potentially have a material negative impact on the exchange segment’s revenue and profitability.

                  New Services:  Investors Trust Company (“INTC”), wholly owned by the Company, was chartered on February 17, 2004 by the North Carolina Commissioner of Banks. INTC provides investment management and trust services to individuals, companies, banks and trusts.

Critical Accounting Policies

                During the quarter ended March 31, 2005, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

                For the quarter ended March 31, 2005, net premiums written increased 0.6% to $17,083,119, investment income increased 14.7% to $752,765, total revenues increased 3.8% to $19,329,579 and net income decreased 28.9% to $1,580,494, all compared with the same quarter in

2004.  Net income per basic and diluted common share decreased 30.3% and 28.6%, respectively, to $.62 and $.60, respectively, as compared with the same prior year period.

                Operating revenues: Operating revenues include premiums written and reinsurance assumed, net of reinsurance ceded (net premiums written) plus other income as well as gains and losses on the disposal of fixed assets. Investment income and realized gains/losses are not included in operating revenues.

                According to the Freddie Mac Weekly Mortgage Rate Survey, the quarterly average 30-year fixed mortgage interest rates in the United States increased to an average of 5.76% for the quarter ended March 31, 2005, compared with 5.60% for the quarter ended March 31, 2004. The total number of policies and commitments issued declined in the first quarter of 2005 to 61,997, a decrease of 13.8% compared with 71,896 policies and commitments issued in the same period in 2004. Although net premiums increased slightly, volume declined due to the slowdown in refinance activity, which typically has lower premiums per transaction compared with other rates.

Following is a schedule of premiums written for the three months ended March 31, 2005 and 2004 in all states in which the Company’s two insurance subsidiaries, ITIC and NE-ITIC, currently underwrite insurance:

	2005	2004

Alabama	$350,730	$328,316
Florida	309,609	355,604
Illinois	212,780	263,728
Kentucky	438,967	400,030
Maryland	372,646	334,860
Michigan	1,111,407	1,222,800
Minnesota	268,800	246,360
Mississippi	263,351	246,275
Nebraska	205,318	218,924
New York	586,005	816,340
North Carolina	7,734,940	7,588,636
Pennsylvania	378,825	574,826
South Carolina	2,047,893	1,773,897
Tennessee	567,848	710,915
Virginia	1,742,852	1,448,438
West Virginia	429,554	374,928
Other States	186,627	146,405

Direct Premiums	17,208,152	17,051,282
Reinsurance Assumed	14,046	—
Reinsurance Ceded	(139,079)	(69,526)

Net Premiums	$17,083,119	$16,981,756

Following is a breakdown of branch and agency premiums for the quarter ended March 31:
12

	2005	%	2004	%

Branch	$7,225,990	42	$7,459,411	44
Agency	9,857,129	58	9,522,345	56

Total	$17,083,119	100	$16,981,756	100

                Net premiums written from branch operations decreased 3% and increased 7% for the quarters ended March 31, 2005 and 2004, respectively, as compared with the same period in the prior year. Of the Company’s 30 branch locations that underwrite title insurance policies, 27 are located in North Carolina and, as a result, branch net premiums written primarily represent North Carolina business.

Agency net premiums written increased 4% and decreased 25% for the three months ended March 31, 2005 and 2004, respectively, as compared with the same period in the prior year.

                Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) increased 68.7% compared with the first quarter of 2004. The increase in 2005 was primarily due to an increased demand for qualified intermediary services and an increase in fee income. The Company has focused on increased marketing and education efforts.

                Other revenues include management and closing fee income and investment management fee income. Other revenues increased 40% in 2005 compared with the first quarter of the prior year, partially due to the formation of the Investors Trust Company.

                Expenses:  Total operating expenses increased 11.8% for the three-month period ended March 31, 2005 compared with the same period in 2004. This increase was due primarily to an increase in salaries, employee benefits and payroll taxes and an increase in office occupancy and operations. A summary by segment of the Company’s operating expenses is as follows for the three months ended March 31:

	2005	%	2004	%

Title insurance	$16,247,644	95	$14,526,343	95
Exchange services	183,105	1	145,478	1
All other	597,336	4	558,937	4

	$17,028,085	100	$15,230,758	100

                Commissions as a percentage of agency premiums remained relatively stable in the first quarter 2005 when compared with the quarter ended March 31, 2004.

                 The provision for claims as a percentage of net premiums written was 11.1% for the three months ended March 31, 2005, versus 10.9% for the same period in 2004.

                On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 27.8% and 20.7% for the three months ended March 31, 2005 and 2004, respectively. The increase in salaries, employee benefits and payroll taxes was partially attributed to compensation expense totaling $598,484 resulting from shares purchased by ITIC pursuant to the exercise of nonqualified stock options by three related parties. In addition, salaries and employee benefits increased compared with the prior quarter due to increases in expenses associated with executive contracts, merit increases, the addition of staff and increases in health insurance costs. The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 90% and 89% of the total consolidated amount for the three months ended March 31, 2005 and 2004, respectively.

                Overall office occupancy and operations as a percentage of total revenues was 7.8% and 6.5% for the three months ended March 31, 2005 and 2004, respectively. The increase in office occupancy and operations expense was due to an increase in various items, including depreciation expense, contract labor costs for infrastructure upgrades, office rent, printing and office supplies.

                Income Taxes:  The provision for income taxes was 31% and 34% of income before income taxes for the quarters ended March 31, 2005 and 2004, respectively. The decrease in the effective rate for the quarter ended March 31, 2005 was primarily due to an increase in tax-exempt investment income relative to total taxable income.

Liquidity and Capital Resources

                Cash flows: Net cash provided by operating activities for the three months ended March 31, 2005, amounted to $1,804,619 compared with $2,378,507 for the same three-month period of 2004. The decrease is primarily the result of an increase in accounts receivable compared with the first quarter of 2004 and the reduction in net income, offset by the acceleration of accounts payable and accrued liabilities compared with the first quarter of 2004.

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

                Capital Expenditures: During 2005, the Company has plans for various capital improvement projects, including several software development projects. The Company anticipates capital expenditures of approximately $800,000 in connection with these projects and additional purchases of electronic data processing equipment.

                Off-Balance Sheet Arrangements and Contractual Obligations: It is not the general practice of the Company to enter into off-balance sheet arrangements nor is it the policy of the Company to issue guarantees to third parties. Off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, payments due under various agreements with third-party service providers, and obligations pursuant to certain executive employment agreements.

The following table summarizes the Company’s future estimated cash payments under existing contractual obligations at March 31, 2005, including payments due by period:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating Lease Obligations	$1,024,312	$502,271	$517,097	$4,944	$—
Other Obligations	725,935	526,669	184,266	15,000	—
Executive Employment Agreements Obligations	1,630,000	—	—	—	1,630,000

Total	$3,380,247	$1,028,940	$701,363	$19,944	$1,630,000

                The total reserve for all reported and unreported losses the Company incurred through March 31, 2005 is represented by the reserve for claims. Information regarding the claims reserve can be found in Note 2 to the consolidated financial statements of this Form 10-Q. Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

Safe Harbor Statement

                This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following: (1) the demand for title insurance will vary due to factors such as interest rate fluctuations, the availability of mortgage funds, the level of real estate transactions, including mortgage refinance activity, the cost of real estate, consumer confidence, employment levels, family income levels and general economic conditions; (2) losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; (3) unanticipated adverse changes in securities markets, including interest rates, could result in material losses on the Company’s investments; (4) the Company’s dependence on key management personnel, the loss of whom could have a material adverse effect on the Company’s business; (5) the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner and significant changes or additions to applicable government regulations; and (6) state statutes require the Company’s insurance subsidiaries to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that the insurance subsidiaries may pay to the Company without prior regulatory approval. These and other risks and uncertainties may be described from time to time in the Company’s other reports and filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                No material changes in the Company’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Company’s 2004 Annual Report on Form 10-K for the period ended December 31, 2004.

Item 4.  Controls and Procedures

                The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. In reaching this conclusion, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

                During the first quarter 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity and Use of Proceeds

(a)	None

(b)	None

(c)	The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended March 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

Beginning of
period				494,872
01/01/05 –
01/31/05	59,591	$ 39.71	59,591	435,281
02/01/05 –
02/28/05	—	N/A	—	435,281
03/01/05 –
03/31/05	7,704	$ 37.76	7,704	427,577

Total:	67,295	$ 39.49	67,295	427,577

(1)	For the quarter ended March 31, 2005, ITIC purchased an aggregate of 67,295 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.

(2)	On June 5, 2000, the Board of Directors of ITIC approved the purchase by ITIC of up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan. Subsequently, the Board approved the purchase of an additional 125,000 shares of the Company’s common stock pursuant to the Plan. Unless terminated earlier by resolution of the Board of Directors of ITIC, the Plan will expire when ITIC has purchased all shares authorized for purchase thereunder.

(3)	ITIC intends to make further purchases under this Plan.

Item 6. Exhibits

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
17

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS TITLE COMPANY

	By:	/s/ James A. Fine, Jr.

James A. Fine, Jr. President, Principal Financial Officer and Principal Accounting Officer

Dated: May 12, 2005
18