Form 10-Q
period 2005-06-30
INVESTORS TITLE CO
filed 2005-08-11
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_____________________

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

As of July 21, 2005, there were 2,855,744 outstanding shares of common stock of Investors Title Company, including 292,609 shares held by Investors Title Insurance Company, a wholly owned subsidiary of Investors Title Company.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2005 and December 31, 2004
(Unaudited)

	June 30, 2005	December 31, 2004

Assets
Cash and cash equivalents	$5,660,399	$4,726,443

Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2005: $1,858,580; 2004: $2,330,129)	1,755,475	2,202,635
Available-for-sale, at fair value	64,777,760	72,471,766
Equity securities, available-for-sale, at fair value	7,569,599	7,240,306
Short-term investments	19,668,548	10,134,321
Other investments	1,453,477	1,211,517
Total investments	95,224,859	93,260,545

Premiums receivable, less allowance for doubtful accounts of $2,361,000 and $2,240,000 for 2005 and 2004, respectively	8,236,391	6,679,994
Accrued interest and dividends	865,290	753,638
Prepaid expenses and other assets	1,845,425	1,410,584
Property acquired in settlement of claims	261,317	322,517
Property, net	4,388,426	4,592,784
Deferred income taxes, net	1,307,177	1,440,247

Total Assets	$117,789,284	$113,186,752

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims (Note 2)	$33,149,000	$31,842,000
Accounts payable and accrued liabilities	5,976,355	7,919,651
Commissions and reinsurance payables	476,833	551,662
Current income taxes payable	356,030	366,168
Total liabilities	39,958,218	40,679,481

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000;
2,564,458 and 2,481,024 shares issued and outstanding 2005 and 2004, respectively, excluding 291,286 and 374,720 shares 2005 and 2004,
respectively, of common stock held by the Company's subsidiary)	1	1
Retained earnings	74,644,650	69,272,092
Accumulated other comprehensive income, net of deferred taxes of
$1,641,517 and $1,663,447 for 2005 and 2004, respectively (Note 3)	3,186,415	3,235,178
Total stockholders' equity	77,831,066	72,507,271

Total Liabilities and Stockholders' Equity	$117,789,284	$113,186,752

See notes to Consolidated Financial Statements.

INDEX

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Underwriting income:
Premiums written	$20,052,131	$19,763,410	$37,298,168	$36,827,576
Less - premiums for reinsurance ceded	45,736	93,782	184,815	163,308
Net premiums written	20,006,395	19,669,628	37,113,353	36,664,268
Investment income - interest and dividends	808,559	662,556	1,561,324	1,318,931
Net realized gain on sales of investments	30,801	16,956	19,907	20,387
Exchange services revenue (Note 5)	1,239,793	542,304	2,049,432	1,022,198
Other	768,514	590,043	1,439,625	1,072,272
Total	22,854,062	21,481,487	42,183,641	40,098,056

Operating Expenses:
Commissions to agents	7,848,781	7,913,200	14,840,530	14,911,795
Provision for claims (Note 2)	2,172,108	2,185,024	4,071,113	4,029,403
Salaries, employee benefits and payroll taxes (Note 6)	4,413,567	4,328,260	9,780,879	8,176,165
Office occupancy and operations	1,520,794	1,322,957	3,032,884	2,526,755
Business development	464,388	523,523	891,861	876,937
Taxes, other than payroll and income	209,230	97,940	319,984	299,054
Premium and retaliatory taxes	393,770	389,391	793,315	722,395
Professional fees	372,327	397,311	647,373	807,986
Other	66,099	16,693	111,210	54,567
Total	17,461,064	17,174,299	34,489,149	32,405,057

Income Before Income Taxes	5,392,998	4,307,188	7,694,492	7,692,999

Provision For Income Taxes	1,531,000	1,426,793	2,252,000	2,591,000

Net Income	$3,861,998	$2,880,395	$5,442,492	$5,101,999

Basic Earnings Per Common Share (Note 4)	$1.51	$1.15	$2.12	$2.04

Weighted Average Shares Outstanding - Basic (Note 4)	2,563,094	2,502,807	2,563,793	2,504,088

Diluted Earnings Per Common Share (Note 4)	$1.48	$1.10	$2.08	$1.94

Weighted Average Shares Outstanding - Diluted (Note 4)	2,607,611	2,618,477	2,616,418	2,628,431

See notes to Consolidated Financial Statements.

INDEX

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

				Accumulated Other	Total
	Common Stock		Retained	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income	Equity

Balance, January 1, 2004	2,503,923	$1	$59,756,927	$3,431,818	$63,188,746
Net income			5,101,999		5,101,999
Dividends ($.07 per share)			(189,175)		(189,175)
Shares of common stock repurchased	(13,579)		(414,768)		(414,768)
Issuance of common stock in payment of
bonuses and fees	525		17,292		17,292
Stock options exercised	10,495		163,510		163,510
Net unrealized loss on investments				(624,472)	(624,472)

Balance, June 30, 2004	2,501,364	$1	$64,435,785	$2,807,346	$67,243,132

Balance, January 1, 2005	2,481,024	$1	$69,272,092	$3,235,178	$72,507,271
Net income			5,442,492		5,442,492
Dividends ($.08 per share)			(205,294)		(205,294)
Shares of common stock repurchased	(68,730)		(2,111,772)		(2,111,772)
Issuance of common stock in payment of
bonuses and fees	169		6,595		6,595
Stock options exercised	151,995		2,240,537		2,240,537
Net unrealized loss on investments				(48,763)	(48,763)

Balance, June 30, 2005	2,564,458	$1	$74,644,650	$3,186,415	$77,831,066

See notes to Consolidated Financial Statements.

INDEX

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Operating Activities:
Net income	$5,442,492	$5,101,999
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	519,052	450,825
Amortization, net	36,125	19,625
Issuance of common stock in payment of bonuses and fees	6,595	17,292
Provision (benefit) for losses on premiums receivable	121,000	(114,000)
Net gain on disposals of property	(25,849)	(5,011)
Net realized gain on sales of investments	(19,907)	(20,387)
Provision for claims	4,071,113	4,029,403
Provision for deferred income taxes	155,000	634,000
Changes in assets and liabilities:
Increase in receivables and other assets	(2,162,690)	(328,482)
Decrease in accounts payable and accrued liabilities	(15,148)	(982,393)
Decrease in commissions and reinsurance payables	(74,829)	(236,593)
Increase (decrease) in current income taxes payable	(10,138)	74,310
Payments of claims, net of recoveries	(2,764,113)	(3,584,403)
Net cash provided by operating activities	5,278,703	5,056,185

Investing Activities:
Purchases of available-for-sale securities	(21,568,875)	(29,626,332)
Purchases of held-to-maturity securities	-	(3,897)
Purchases of short-term securities	(10,473,089)	(2,103,785)
Purchases of and net (earnings) loss from other investments	(318,421)	(324,933)
Proceeds from sales and maturities of available-for-sale securities	28,841,837	24,637,670
Proceeds from sales of held-to-maturity securities	452,000	192,608
Proceeds from sales and maturities of short-term securities	938,862	3,687,268
Proceeds from sales and distributions from other investments	76,461	-
Purchases of property	(320,452)	(522,582)
Proceeds from sales of property	31,607	32,166
Net change in pending trades	(1,928,148)	(695,646)
Net cash used in investing activities	(4,268,218)	(4,727,463)

Financing Activities:
Repurchases of common stock, net	(2,111,772)	(414,768)
Exercise of options	2,240,537	163,510
Dividends paid	(205,294)	(189,175)
Net cash used in financing activities	(76,529)	(440,433)

Net Increase (Decrease) in Cash and Cash Equivalents	933,956	(111,711)
Cash and Cash Equivalents, Beginning of Year	4,726,443	5,125,356
Cash and Cash Equivalents, End of Period	$5,660,399	$5,013,645

Supplemental Disclosures:
Cash Paid During the Year for:
Income taxes, net of refunds	$2,113,987	$1,891,000

See notes to consolidated financial statements.

INDEX
INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Unaudited)

Note 1 - Basis of Presentation

Reference should be made to the "Notes to Consolidated Financial Statements" of Investors Title Company’s (the “Company”) Annual Report to Shareholders for the year ended December 31, 2004 for a complete description of the Company's significant accounting policies. There were no material changes in the significant accounting policies during the six months ended June 30, 2005.

Principles of Consolidation - The accompanying unaudited consolidated financial statements include the accounts and operations of Investors Title Company and its subsidiaries (Investors Title Insurance Company, Northeast Investors Title Insurance Company, Investors Title Exchange Corporation, Investors Title Accommodation Corporation, Investors Title Management Services, Inc., Investors Title Commercial Agency, LLC, Investors Capital Management Company and Investors Trust Company), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial states have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter and the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Use of Estimates and Assumptions - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.

INDEX

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

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company's net income and diluted net income per common share would have been the pro forma amounts indicated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$3,861,998	$2,880,395	$5,442,492	$5,101,999
Add back issuance of common stock in payment of bonuses and fees, net of tax	-	3,307	4,352	11,412
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(36,564)	(41,212)	(77,197)	(86,932)
Pro forma net income	$3,825,434	$2,842,490	$5,369,647	$5,026,479
Net income per share:
Basic - as reported	$1.51	$1.15	$2.12	$2.04
Basic - pro forma	$1.49	$1.14	$2.09	$2.01

Diluted - as reported	$1.48	$1.10	$2.08	$1.94
Diluted - pro forma	$1.47	$1.09	$2.05	$1.91

INDEX

Recently Issued Accounting Standards - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting SFAS No. 123(R), which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) eliminates an entity’s ability to account for share-based payments using APB 25 and requires all such transactions be accounted for using a fair value-based method. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123(R) from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. SFAS No. 123(R) is not expected to have a material impact on the Company’s consolidated statements of income or balance sheets. If the Company had included the cost of employee stock option compensation in its consolidated financial statements, its net income for the quarter and the first half ended June 30, 2005 would have been lower by $36,564 and $72,845, respectively, using a Black-Scholes model. Net income for the quarter and the six months ended June 30, 2004 would have been lower by $37,905 and $75,520, respectively, also using a Black-Scholes model.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” (“APB No. 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB No. 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the six months ended June 30, 2005 and the year ended December 31, 2004 were as follows:
	June 30, 2005	December 31, 2004
Balance, beginning of year	$31,842,000	$30,031,000
Provision, charged to operations	4,071,113	7,984,339
Payments of claims, net of recoveries	(2,764,113)	(6,173,339)
Ending balance	$33,149,000	$31,842,000

The total reserve for all reported and unreported losses the Company incurred through June 30, 2005 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims for policies written through June 30, 2005. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

INDEX

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

 Total comprehensive income for the three months ended June 30, 2005 and 2004 was $4,326,094 and $2,177,908, respectively. Comprehensive income for the six months ended June 30, 2005 and 2004 was $5,393,729 and $4,477,527, respectively. Comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share

 Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 44,517 and 115,670 for the three months ended June 30, 2005 and 2004, respectively, and 52,625 and 124,343 for the six months ended June 30, 2005 and 2004, respectively. Options to purchase 96,526 and 252,996 shares of common stock were outstanding as of June 30, 2005 and 2004, respectively. Of the total options outstanding, 3,000 and 1,200 options were not included in the computation of diluted earnings per share for the three months ended June 30, 2005 and 2004, respectively, and 3,000 options were not included in the computation of diluted earnings per share for the six months ended June 30, 2005 because the options' exercise prices were greater than the average market price of the common shares.

Note 5 - Segment Information

Consistent with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-deferred exchange services:

INDEX

Three Months Ended June 30, 2005	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$20,420,945	$1,239,793	$529,332	$(175,368)	$22,014,702
Investment income	750,575	(809)	70,446	(11,653)	808,559
Net realized gain on sales of investments	30,801	-	-	-	30,801
Total revenues	$21,202,321	$1,238,984	$599,778	$(187,021)	$22,854,062
Operating expenses	16,826,461	178,954	631,018	(175,369)	17,461,064
Income (loss) before income taxes	$4,375,860	$1,060,030	$(31,240)	$(11,652)	$5,392,998
Assets, net	$99,133,057	$1,775,538	$16,880,689	$-	$117,789,284

Three Months Ended June 30, 2004	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$19,912,128	$542,304	$490,425	$(142,882)	$20,801,975
Investment income	633,888	1,936	26,973	(241)	662,556
Net realized gain on sales of investments	16,956	-	-	-	16,956
Total revenues	$20,562,972	$544,240	$517,398	$(143,123)	$21,481,487
Operating expenses	16,621,298	153,644	542,238	(142,881)	17,174,299
Income (loss) before income taxes	$3,941,674	$390,596	$(24,840)	$(242)	$4,307,188
Assets, net	$90,493,978	$1,063,816	$11,660,951	$-	$103,218,745

Six Months Ended June 30, 2005	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$37,826,893	$2,049,432	$1,063,514	$(337,429)	$40,602,410
Investment income	1,448,981	2,643	132,866	(23,166)	1,561,324
Net realized gain on sales of investments	19,907	-	-	-	19,907
Total revenues	$39,295,781	$2,052,075	$1,196,380	$(360,595)	$42,183,641
Operating expenses	33,227,868	369,343	1,229,367	(337,429)	34,489,149
Income (loss) before income taxes	$6,067,913	$1,682,732	$(32,987)	$(23,166)	$7,694,492
Assets, net	$99,133,057	$1,775,538	$16,880,689	$-	$117,789,284

Six Months Ended June 30, 2004	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$37,127,965	$1,022,198	$892,134	$(283,559)	$38,758,738
Investment income	1,275,693	3,137	50,828	(10,727)	1,318,931
Net realized gain on sales of investments	20,387	-	-	-	20,387
Total revenues	$38,424,045	$1,025,335	$942,962	$(294,286)	$40,098,056
Operating expenses	31,288,320	299,122	1,101,174	(283,559)	32,405,057
Income (loss) before income taxes	$7,135,725	$726,213	$(158,212)	$(10,727)	$7,692,999
Assets, net	$90,493,978	$1,063,816	$11,660,951	$-	$103,218,745

INDEX

Operating revenues represent net premiums written and other revenues.

Note 6 - Retirement and Other Postretirement Benefit Plans

On November 17, 2003, Investors Title Insurance Company entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The plan is unfunded. The following sets forth the net periodic benefits cost for the executive benefits for the periods three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Service cost	$3,591	$-	$7,183	$3,513
Interest cost	3,419	3,875	6,838	7,750
Amortization of Unrecognized Prior Service Cost	4,802	8,521	9,898	17,042
Amortization of Unrecognized Gains or Losses	-	-	-	-

Net Periodic Benefits Costs	$11,812	$12,396	$23,919	$28,305

Note 7 - Commitments and Contingencies

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

INDEX

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 2004 Form 10-K and 2004 Annual Report to Shareholders should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

Overview

Title Insurance: Investors Title Company (the "Company") engages primarily in two segments of business. Its primary business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and Northeast Investors Title Insurance Company ("NE-ITIC") and settlement-related services. Through ITIC and NE-ITIC, the Company underwrites land title insurance for real estate owners and mortgagees principally as a primary insurer and, to a lesser extent, as a reinsurer for other title insurance companies. Title insurance protects against loss or damage resulting from defects that affect the title to real property. The commitment and policies issued are predominately the standard American Land Title Association approved forms.

There are two basic types of title insurance policies - one for the mortgage lender and one for the real estate owner. A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender's title insurance policy does not protect the property owner. The property owner has to purchase a separate owner's title insurance policy to protect his investment. When real property is conveyed from one party to another, occasionally there is a latent defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property. If a claim is made against real property, title insurance provides a corporate guarantee against insured defects, pays all legal expenses to eliminate any title defects, pays any claims arising from errors in title examination and recording, and pays any losses arising from hidden defects in title and defects that are not of record. Title insurance provides an assurance that the insurance holder's ownership and use of such property will be defended promptly against claims, at no cost, whether or not the claim is valid.

ITIC delivers title insurance coverage through a home office, branch offices and issuing agents. In North Carolina, ITIC issues policies primarily through a home office and 27 branch offices. The Company also has branch offices in South Carolina and Nebraska. Issuing agents are typically real estate attorneys or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory. NE-ITIC currently operates through agents in New York.

The Company's overall level of premiums written and profitability in the land title insurance industry is affected by a number of factors, including the level of interest rates, the availability of mortgage funds, the level of real estate transactions and mortgage refinance activity, the cost of real estate, employment levels, family income levels and general economic conditions.

INDEX

Generally, real estate activity declines as a result of higher interest rates or an economic downturn, thus leading to a corresponding decline in title insurance premiums written and the Company’s profitability. The cyclical nature of the land title insurance industry has historically caused fluctuations in revenues and profitability and it is expected to continue to do so in the future.

Volume is a key factor in the Company's profitability due to the existence of significant fixed costs such as personnel and occupancy expenses associated with the support of the issuance of title insurance policies and of general corporate operations. These expenses will be incurred by the Company regardless of the volume of premiums written. The resulting operating leverage has historically tended to amplify the impact of changes in volume on the Company’s profitability.

Operating results for the second quarter and for the six months ended June 20, 2005 continued to benefit from ongoing low interest rates. However, any substantial increases in interest rates will likely have a negative impact on mortgage originations. Operating results for the second quarter and the six months ended June 30, 2005, therefore, should not be viewed as indicative of the Company’s future operating results.

The Company continues to monitor and strives to manage operating expenses to offset the cyclical nature of the real estate market and with knowledge of the potential for declines in title insurance revenues if interest rates rise or the economy slows.

Exchange Services: The Company's second business segment provides customer services in connection with tax-deferred real property exchanges through its subsidiaries, Investors Title Exchange Corporation ("ITEC") and Investors Title Accommodation Corporation ("ITAC"). ITEC serves as a qualified intermediary in § 1031 like-kind exchanges of real or personal property. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction with the closing agents. ITEC's duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period. ITAC serves as exchange accommodation titleholder in reverse exchanges. As exchange accommodation titleholder, ITAC offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.

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

All Other Services: All other services include those offered by Investors Trust Company ("INTC"), a wholly owned subsidiary of the Company, which was chartered on February 17, 2004 by the North Carolina Commissioner of Banks. INTC provides investment management and trust services to individuals, companies, banks and trusts.

INDEX

Critical Accounting Policies

During the six months ended June 30, 2005, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

For the second quarter ended June 30, 2005, net premiums written increased 1.7% to $20,006,395, investment income increased 22% to $808,559, revenues increased 6.4% to $22,854,062 and net income increased 34.1% to $3,861,998, all compared with the second quarter of 2004. Net income per basic and diluted common share increased 31.3% and 34.5%, respectively, to $1.51 and $1.48 compared with the prior year quarter. For the second quarter of 2005, the title insurance segment's operating revenues increased 2.5% compared with the second quarter of 2004, while the exchange services segment's operating revenues increased 128.6% for the second quarter of 2005, compared with the same quarter in 2004.

For the six-month period ended June 30, 2005, net premiums written increased 1.2% to $37,113,353, investment income increased 18.4% to $1,561,324, revenues increased 5.2% to $42,183,641 and net income increased 6.7% to $5,442,492, all compared with the same six-month period in 2004. Net income per basic and diluted common share increased 3.9% and 7.2%, respectively, to $2.12 and $2.08 compared with the same six-month period ended June 30, 2004. For the six months ended June 30, 2005, the title insurance segment's operating revenues increased 1.8% compared with the same period in 2004, while the exchange services segment's operating revenues increased 100.5% for the six months ended June 30, 2005 compared with the same six-month period in 2004.

Operating revenues: Operating revenues for the title insurance segment include premiums written and reinsurance assumed, net of reinsurance ceded (net premiums written) plus other income as well as gains and losses on the disposal of fixed assets. Investment income and realized gains and losses are not included in operating revenues.

According to the Freddie Mac Weekly Mortgage Rate Survey, the monthly average 30-year fixed mortgage interest rates decreased to an average of 5.74% for the six months ended June 30, 2005, compared with 5.87% for the six months ended June 30, 2004. Ongoing low interest rates continued to fuel high volumes of purchase transactions in residential and commercial property. Strength in the overall real estate market favorably impacted revenue growth, largely offsetting the decline in mortgage refinance lending, which typically has lower premiums per transaction compared with rates for purchases. The total number of policies and commitments issued declined in the second quarter of 2005 to 72,953, a decrease of 6.4% compared with 77,946 issued in the same period in 2004. The total number of policies and commitments issued declined in the six months ended June 30, 2005 to 134,950, a decrease of 9.9% compared with 149,842 policies and commitments issued in the first six months of 2004.

INDEX

Following is a schedule of premiums written for the three and six months ended June 30, 2005 and 2004 in all states in which the Company's two insurance subsidiaries, ITIC and NE-ITIC, currently underwrite insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State	2005	2004	2005	2004
Alabama	$379,273	$385,354	$730,003	$713,670
Florida	462,331	299,884	771,940	655,488
Illinois	278,550	285,394	491,330	549,122
Kentucky	545,873	469,178	984,840	869,208
Maryland	487,882	402,188	860,528	737,048
Michigan	1,273,971	1,357,627	2,385,378	2,580,427
Minnesota	259,992	271,224	528,792	517,584
Mississippi	298,242	266,542	561,593	512,817
Nebraska	180,377	236,882	385,695	455,806
New York	774,372	1,015,832	1,360,377	1,832,172
North Carolina	9,606,689	8,999,926	17,365,468	16,601,446
Pennsylvania	448,823	884,749	827,648	1,459,575
South Carolina	1,340,095	1,471,548	3,387,988	3,245,445
Tennessee	722,736	873,284	1,290,584	1,584,199
Virginia	2,211,161	1,872,162	3,954,013	3,320,600
West Virginia	582,511	488,153	1,012,065	863,081
Other	199,253	183,483	385,880	329,888
Direct Premiums	20,052,131	19,763,410	37,284,122	36,827,576
Reinsurance Assumed	-	-	14,046	-
Reinsurance Ceded	(45,736)	(93,782)	(184,815)	(163,308)
Net Premiums	$20,006,395	$19,669,628	$37,113,353	$36,664,268

Year to date premiums in North Carolina and Virginia were positively impacted by the continued strength in the real estate market. Partially offsetting the increases in these states, premiums written in Pennsylvania, New York and Tennessee were negatively impacted by declining business in individual agencies in those states.

Following is a breakdown of branch and agency premiums for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	%	2004	%	2005	%	2004	%
Branch	$9,131,282	46	$8,848,520	45	$16,381,111	44	$16,320,815	45
Agency	10,875,113	54	10,821,108	55	20,732,242	56	20,343,453	55
Total	$20,006,395	100	$19,669,628	100	$37,113,353	100	$36,664,268	100

INDEX

Net premiums written from branch operations increased 3.2% for the three months ended June 30, 2005 compared with the same period in the prior year. Net premiums written from branch operations increased 0.4% for the six months ended June 30, 2005, compared with the same period in the prior year. Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina and, as a result, branch net premiums written primarily represent North Carolina business.

Agency net premiums increased 0.5% for the quarter ended June 30, 2005 compared with the same period in the prior year. Agency net premiums increased 1.9% for the six months ended June 30, 2005 compared with the same period in the prior year.

Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) increased 128.6% compared with the second quarter of 2004. For the first six months ended June 30, 2005, operating revenues from ITEC and ITAC increased 100.5% compared with the first six months of 2004. The increase in 2005 was primarily due to an increased demand for qualified intermediary services and an increase in fee income. The Company has focused on increased marketing and education efforts.

Investment income increased 18.4% for the six months ended June 30, 2005 compared with the same period in 2004 and 22% for the three months ended June 30, 2005 compared with the same period in 2004. The increase was primarily attributable to the increase in the average investment portfolio balance.

Other revenues include management and closing fee income and investment management fee income. Other revenues increased 30.2% in the second quarter of 2005 compared with the second quarter of the prior year and 34.3% in the six months ended June 30, 2005 compared with the first six months of 2004, primarily due to increases in investment management fee income, closing fees and increased income related to the Company’s other equity method investments.

Operating Expenses: Total operating expenses increased 1.7% and 6.4% for the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. These increases were due primarily to an increase in salaries, employee benefits and payroll taxes and an increase in office occupancy and operations. A summary by segment of the Company’s operating expenses is as follows for the quarter and the six months ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	%	2004	%	2005	%	2004	%
Title insurance	$16,661,084	95	$16,478,417	96	$32,908,728	95	$31,004,760	96
Exchange services	169,980	1	153,644	1	353,085	1	299,122	1
All other	630,000	4	542,238	3	1,227,336	4	1,101,175	3
Total	$17,461,064	100	$17,174,299	100	$34,489,149	100	$32,405,057	100

Commissions as a percentage of agency premiums remained relatively stable in the second quarter of 2005 when compared with the second quarter of last year.

INDEX

The Company reviews its claims experience quarterly, and in conjunction with its outside actuary, evaluates the adequacy of its claims reserves. The Company records its provision for future claims payments at the time premiums are recognized as revenue in accordance with paragraph of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” At June 30, 2005, the total reserves for claims were $33,149,000. Of that total, $4,500,903 was reserved for specific claims, and $28,648,097 was reserved for claims for which the Company had no notice. The provision for claims as a percentage of net premiums written was 10.9% for the second quarter of 2005, versus 11.1% for the same period in 2004. For the first six months of 2005 and 2004, the provision for claims as a percentage of net premiums written was 11.0%.

On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 19.3% and 20.1% for the second quarter of 2005 and 2004, respectively. For the first six months of the year, salaries, employee benefits and payroll taxes as a percentage of total revenues were 23.2% and 20.4% for 2005 and 2004, respectively. The increase in salaries, employee benefits and payroll taxes in the first six months of 2005 was partially attributed to compensation expense totaling $598,484 resulting from shares purchased by ITIC pursuant to the exercise of nonqualified stock options by three related parties. In addition, salaries and employee benefits increased compared with the first six months of last year due to increases in expenses associated with executive contracts, merit increases, the addition of staff and increases in health insurance costs.

The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 88.8% and 89.6% of the consolidated total amount for the second quarter of 2005 and 2004, respectively and 89.7% and 89.3% for the six months ended June 30, 2005, and 2004, respectively.

Overall office occupancy and operations as a percentage of total revenues was 6.7% and 6.2% for the second quarter of 2005 and 2004, respectively and 7.2% and 6.3% for the first six months of 2005 and 2004, respectively. The increase in office occupancy and operations expense was due to an increase in various items, including contract labor, printing, office rent, depreciation expense and telecommunications.

Professional fees decreased for the six months ended June 30, 2005 compared with the same period in 2004 primarily due to a decline in various legal and professional fees.

Income Taxes:  The provision for income taxes was 28.4% and 33.1% of income before income taxes for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the provision for income taxes was 29.3% and 33.7%, respectively, of income before income taxes. The decrease in the effective rates was primarily due to an increase in tax-exempt investment income.

Liquidity and Capital Resources

Cash flows:  Net cash provided by operating activities for the six months ended June 30, 2005, amounted to $5,278,703 compared with $5,056,185 for the six months ended June, 30, 2004. The net increase is primarily the result of the deceleration of accounts payable and accrued liabilities, decreased payments of claims and the increase in net income, partially offset by the increase in receivables and other assets and the decrease in the provision for deferred income taxes compared with the first six months of last year.

INDEX

Payment of dividends: The Company’s ability to pay dividends and operating expenses is dependent among other things on funds received from the insurance subsidiaries, which are subject to regulation in the states in which they do business. These regulations, among other things, require prior regulatory approval of the payment of dividends and other intercompany transfers. The Company believes, however, that amounts available for transfer from the insurance subsidiaries are adequate to meet the Company’s operating needs.

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

Capital Expenditures:  During 2005, the Company has plans for various capital improvement projects, including several software development projects. The Company anticipates additional capital expenditures of approximately $600,000 during the remainder of 2005 in connection with these capital improvement projects.

Off-Balance Sheet Arrangements and Contractual Obligations:  It is not the general practice of the Company to enter into off-balance sheet arrangements nor is it the policy of the Company to issue guarantees to third parties. Off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases, payments due under various agreements with third-party service providers, and obligations pursuant to certain executive employment agreements.

INDEX

The following table summarizes the Company’s future estimated cash payments under existing contractual obligations at June 30, 2005, including payments due by period:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	$1,145,113	$674,906	$460,457	$9,750	$-
Other Obligations	551,237	455,737	65,500	30,000	-
Executive Employment Agreements Obligations	1,872,000	-	-	-	1,872,000
Total	$3,568,350	$1,130,643	$525,957	$39,750	$1,872,000

The total reserve for all reported and unreported losses the Company incurred through June 30, 2005 is represented by the reserve for claims. Information regarding the claims reserve can be found in Note 2 to the consolidated financial statements of this Form 10-Q. Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

Safe Harbor Statement

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product and service development, market position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following: (1) the demand for title insurance will vary due to factors such as interest rate fluctuations, the availability of mortgage funds, the level of real estate transactions, including mortgage refinance activity, the cost of real estate, consumer confidence, employment levels, family income levels and general economic conditions; (2) losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; (3) unanticipated adverse changes in securities markets, including interest rates, could result in material losses on the Company's investments; (4) the Company's dependence on key management personnel, the loss of whom could have a material adverse effect on the Company's business; (5) the Company's ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner and significant changes or additions to applicable government regulations; and (6) state statutes require the Company's insurance subsidiaries to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that the insurance subsidiaries may pay to the Company without prior regulatory approval. These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

INDEX

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Company’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) under the Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

INDEX

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity and Use of Proceeds

(a)	None

(b)	None

(c)
The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended June 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				427,577
04/01/05 - 04/30/05	744	$37.36	744	426,833
05/01/05 - 05/31/05	691	$36.51	691	426,142
06/01/05 - 06/30/05	-	$00.00	-	426,142
Total:	1,435	$36.95	1,435	426,142

(1)	For the quarter ended June 30, 2005, ITIC purchased an aggregate of 1,435 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.

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

INDEX

Item 4. Submission of Matters to a Vote of Security Holders

(a) Investors Title Company's Annual Meeting of Shareholders was held on May 18, 2005.
(c) The voting results for the proposal to elect three Directors to the Company's Board of Directors, each for a three-year term, are as follows:
Director	For	Against	Abstentions	Withheld	Broker Non-votes

W. Morris Fine	2,085,671	N/A	N/A	7,738	N/A
Loren B. Harrell, Jr.	2,084,633	N/A	N/A	8,776	N/A
R. Horace Johnson	2,084,633	N/A	N/A	8,776	N/A

Item 6. Exhibits

(a)	Exhibits

31 (i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INDEX

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.

INVESTORS TITLE COMPANY

Dated: August 11, 2005	By:	/s/ James A. Fine, Jr.
James A. Fine, Jr.
President, Principal Financial Officer and Principal Accounting Officer