Form 10-Q
period 2005-09-30
INVESTORS TITLE CO
filed 2005-11-10
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 27, 2005, there were 2,557,841 outstanding shares of common stock of Investors Title Company, not including 297,903 shares held by Investors Title Insurance Company, a wholly owned subsidiary of Investors Title Company.

INVESTOR TITLE COMPANY
AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2005 and December 31, 2004
(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$6,165,400	$4,726,443

Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2005: $1,787,304; 2004: $2,330,129)	1,703,724	2,202,635
Available-for-sale, at fair value	62,511,297	72,471,766
Equity securities, available-for-sale, at fair value	7,962,143	7,240,306
Short-term investments	25,825,270	10,134,321
Other investments	1,346,311	1,211,517
Total investments	99,348,745	93,260,545

Premiums receivable, less allowance for doubtful accounts of $2,600,000 and $2,240,000 for 2005 and 2004, respectively	8,958,003	6,679,994
Accrued interest and dividends	750,600	753,638
Prepaid expenses and other assets	2,005,707	1,410,584
Property acquired in settlement of claims	355,008	322,517
Property, net	4,417,201	4,592,784
Deferred income taxes, net	1,431,563	1,440,247

Total Assets	$123,432,227	$113,186,752

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims (Note 2)	$34,308,000	$31,842,000
Accounts payable and accrued liabilities	7,130,514	7,919,651
Commissions and reinsurance payables	547,394	551,662
Current income taxes payable	193,410	366,168
Total liabilities	42,179,318	40,679,481

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000;
2,557,711 and 2,481,024 shares issued and outstanding 2005 and 2004, respectively, excluding 298,033 and 374,720 shares 2005 and 2004,
respectively, of common stock held by the Company's subsidiary)	1	1
Retained earnings	78,369,004	69,272,092
Accumulated other comprehensive income, net of deferred taxes of
$1,484,131 and $1,663,447 for 2005 and 2004, respectively (Note 3)	2,883,904	3,235,178
Total stockholders' equity	81,252,909	72,507,271

Total Liabilities and Stockholders' Equity	$123,432,227	$113,186,752

 See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues:
Underwriting income:
Premiums written	$21,035,519	$18,391,953	$58,333,687	$55,219,529
Less - premiums for reinsurance ceded	49,419	37,510	234,234	200,818
Net premiums written	20,986,100	18,354,443	58,099,453	55,018,711
Investment income - interest and dividends	812,659	603,584	2,373,983	1,922,515
Net realized gain on sales of investments	69,597	19,280	89,504	39,667
Exchange services revenue (Note 5)	1,222,602	931,446	3,272,034	1,953,644
Other	942,365	594,571	2,381,990	1,666,843
Total	24,033,323	20,503,324	66,216,964	60,601,380

Operating Expenses:
Commissions to agents	8,209,799	7,372,112	23,050,329	22,283,907
Provision for claims (Note 2)	2,283,372	2,110,152	6,354,485	6,139,555
Salaries, employee benefits and payroll taxes (Note 6)	4,540,061	4,042,857	14,320,940	12,219,022
Office occupancy and operations	1,320,550	1,294,766	4,353,434	3,821,520
Business development	591,506	447,159	1,483,367	1,324,096
Taxes, other than payroll and income	67,234	42,823	387,218	341,877
Premium and retaliatory taxes	411,084	357,244	1,204,399	1,079,639
Professional fees	183,310	336,919	830,683	1,144,906
Other	186,878	84,428	298,088	138,995
Total	17,793,794	16,088,460	52,282,943	48,493,517

Income Before Income Taxes	6,239,529	4,414,864	13,934,021	12,107,863

Provision For Income Taxes	1,910,000	1,487,000	4,162,000	4,078,000

Net Income	$4,329,529	$2,927,864	$9,772,021	$8,029,863

Basic Earnings Per Common Share (Note 4)	$1.69	$1.17	$3.81	$3.21

Weighted Average Shares Outstanding - Basic (Note 4)	2,559,154	2,493,786	2,562,247	2,500,654

Diluted Earnings Per Common Share (Note 4)	$1.67	$1.12	$3.74	$3.06

Weighted Average Shares Outstanding - Diluted (Note 4)	2,600,289	2,608,160	2,611,073	2,621,922

 See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of  Stockholders' Equity
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Net Unrealized	Total
	Shares	Amount	Retained Earnings	Gain (Loss) on Investments)	Stockholders' Equity
Balance, January 1, 2004	2,503,923	$1	$59,756,927	$3,431,818	$63,188,746
Net income			8,029,863		8,029,863
Dividends ($.11 per share)			(274,894)		(274,894)
Shares of common stock repurchased	(26,652)		(807,771)		(807,771)
Issuance of common stock in payment of
bonuses and fees	724		23,207		23,207
Stock options exercised	10,735		167,860		167,860
Net unrealized loss on investments, net of tax of $165,612				(316,636)	(316,636)

Balance, September 30, 2004	2,488,730	$1	$66,895,192	$3,115,182	$70,010,375

Balance, January 1, 2005	2,481,024	$1	$69,272,092	$3,235,178	$72,507,271
Net income			9,772,021		9,772,021
Dividends ($.12 per share)			(307,911)		(307,911)
Shares of common stock repurchased	(87,043)		(2,815,515)		(2,815,515)
Issuance of common stock in payment of
bonuses and fees	1,010		38,068		38,068
Stock options exercised	162,720		2,410,249		2,410,249
Net unrealized loss on investments, net of tax of $179,316				(351,274)	(351,274)

Balance, September 30, 2005	2,557,711	$1	$78,369,004	$2,883,904	$81,252,909
 See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of  Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Operating Activities:
Net income	$9,772,021	$8,029,863
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	715,064	684,942
Amortization, net	57,234	30,518
Issuance of common stock in payment of bonuses and fees	38,068	23,207
Provision (benefit) for losses on premiums receivable	360,000	(114,000)
Net gain on disposals of property	(24,684)	(6,394)
Net realized gain on sales of investments	(89,504)	(39,667)
Provision for claims	6,354,485	6,139,555
Provision for deferred income taxes	188,000	723,000
Changes in assets and liabilities:
Decrease (increase) in receivables and other assets	(3,262,585)	691,367
Increase (decrease) in accounts payable and accrued liabilities	1,186,424	(376,567)
Decrease in commissions and reinsurance payables	(4,268)	(241,681)
Increase (decrease) in current income taxes payable	(172,758)	236,355
Payments of claims, net of recoveries	(3,888,485)	(4,629,555)
Net cash provided by operating activities	11,229,012	11,150,943

Investing Activities:
Purchases of available-for-sale securities	(25,569,390)	(40,881,278)
Purchases of short-term securities	(16,099,896)	(4,412,111)
Purchases of and net earnings (losses) from other investments	(432,014)	(437,231)
Proceeds from sales and maturities of available-for-sale securities	34,283,148	33,159,278
Proceeds from maturities of held-to-maturity securities	507,000	278,000
Proceeds from sales and maturities of short-term securities	408,948	3,134,267
Proceeds from sales and distributions of other investments	315,684	101,992
Purchases of property	(546,429)	(1,127,490)
Proceeds from sales of property	31,632	46,727
Net change in pending trades	(1,975,561)	(725,564)
Net cash used in investing activities	(9,076,878)	(10,863,410)

Financing Activities:
Repurchases of common stock, net	(2,815,515)	(807,771)
Exercise of options	2,410,249	167,860
Dividends paid	(307,911)	(274,894)
Net cash used in financing activities	(713,177)	(914,805)

Net Increase (Decrease) in Cash and Cash Equivalents	1,438,957	(627,272)
Cash and Cash Equivalents, Beginning of Year	4,726,443	5,125,356
Cash and Cash Equivalents, End of Period	$6,165,400	$4,498,084

Supplemental Disclosures:
Cash Paid During the Year for:
Income taxes, net of refunds	$4,154,000	$3,181,000

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2005
(Unaudited)

Note 1 - Basis of Presentation

Reference should be made to the "Notes to Consolidated Financial Statements" of Investors Title Company’s (the “Company”) Annual Report to Shareholders for the year ended December 31, 2004 for a complete description of the Company's significant accounting policies. There were no material changes in the significant accounting policies during the nine months ended September 30, 2005.

Principles of Consolidation - The accompanying unaudited consolidated financial statements include the accounts and operations of Investors Title Company and its subsidiaries (Investors Title Insurance Company, Northeast Investors Title Insurance Company, Investors Title Exchange Corporation, Investors Title Accommodation Corporation, Investors Title Management Services, Inc., Investors Title Commercial Agency, LLC, Investors Capital Management Company and Investors Trust Company), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter and the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
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

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company's net income and diluted net income per common share would have been the pro forma amounts indicated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$4,329,529	$2,927,864	$9,772,021	$8,029,863
Add back issuance of common stock in payment of bonuses and fees, net of tax	20,772	3,904	25,124	15,316
Deduct total stock-based employee compensation expense determined under fair
value based method for all awards, net of tax	(57,897)	(42,546)	(135,094)	(129,478)
Pro forma net income	$4,292,404	$2,889,222	$9,662,051	$7,915,701
Net income per share:
Basic - as reported	$1.69	$1.17	$3.81	$3.21
Basic - pro forma	$1.68	$1.16	$3.77	$3.17

Diluted - as reported	$1.67	$1.12	$3.74	$3.06
Diluted - pro forma	$1.65	$1.11	$3.70	$3.02

Recently Issued Accounting Standards - In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting SFAS No. 123(R), which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) eliminates an entity’s ability to account for share-based payments using APB 25 and requires all such transactions be accounted for using a fair value-based method. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS No. 123(R) from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. SFAS No. 123(R) is not expected to have a material impact on the Company’s consolidated statements of income or balance sheets. If the Company had included the cost of employee stock option compensation in its consolidated financial statements, its net income for the quarter and the nine months ended September 30, 2005 would have been lower by $37,125 and $109,970, respectively, using a Black-Scholes model. Net income for the quarter and the nine months ended September 30, 2004 would have been lower by $38,642 and $114,162, respectively, also using a Black-Scholes model.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154"). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” (“APB No. 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB No. 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the nine months ended September 30, 2005 and the year ended December 31, 2004 were as follows:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Balance, beginning of year	$31,842,000	$30,031,000
Provision, charged to operations	6,354,485	7,984,339
Payments of claims, net of recoveries	(3,888,485)	(6,173,339)
Ending balance	$34,308,000	$31,842,000

The total reserve for all reported and unreported losses the Company incurred through September 30, 2005 is represented by the reserve for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims for policies written through September 30, 2005. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

Total comprehensive income for the quarter ended September 30, 2005 and 2004 was $4,027,018 and $3,235,700, respectively. Comprehensive income for the nine months ended September 30, 2005 and 2004 was $9,420,747 and $7,713,227, respectively. Accumulated other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share

Employee stock options are considered outstanding for the diluted earnings per common share calculation and are computed using the treasury stock method. The total increase in the weighted average shares outstanding related to these equivalent shares was 41,135 and 114,374 for the quarter ended September 30, 2005 and 2004, respectively, and 48,826 and 121,268 for the nine months ended September 30, 2005 and 2004, respectively. Options to purchase 82,701 and 250,506 shares of common stock were outstanding as of September 30, 2005 and 2004, respectively. Of the total options outstanding, 3,700 options were not included in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2004, because the options' exercise prices were greater than the average market price of the common shares.

Note 5 - Segment Information

Consistent with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-deferred exchange services.

Three Months Ended September 30, 2005	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$21,527,738	$1,222,602	$585,434	$(184,707)	$23,151,067
Investment income	748,873	9,499	67,213	(12,926)	812,659
Net realized gain on sales of investments	51,132	-	18,465	-	69,597
Total revenues	$22,327,743	$1,232,101	$671,112	$(197,633)	$24,033,323

Operating expenses	17,280,896	277,343	421,576	(186,021)	17,793,794
Income (loss) before income taxes	$5,046,847	$954,758	$249,536	$(11,612)	$6,239,529

Assets, net	$102,495,320	$1,458,268	$19,478,639	$-	$123,432,227

Three Months Ended September 30, 2004	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$18,535,865	$931,446	$552,811	$(139,662)	$19,880,460
Investment income	588,128	2,109	41,859	(28,512)	603,584
Net realized gain (loss) on sales of investments	31,780	-	(12,500)	-	19,280
Total revenues	$19,155,773	$933,555	$582,170	$(168,174)	$20,503,324

Operating expenses	15,585,674	176,976	465,472	(139,662)	16,088,460
Income (loss) before income taxes	$3,570,099	$756,579	$116,698	$(28,512)	$4,414,864

Assets, net	$91,342,012	$1,188,218	$15,165,751	$-	$107,695,981

Nine Months Ended September 30, 2005	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$59,354,631	$3,272,034	$1,648,948	$(522,136)	$63,753,477
Investment income	2,197,854	12,142	200,079	(36,092)	2,373,983
Net realized gain on sales of investments	71,039	-	18,465	-	89,504
Total revenues	$61,623,524	$3,284,176	$1,867,492	$(558,228)	$66,216,964

Operating expenses	50,508,764	646,686	1,650,943	(523,450)	52,282,943
Income (loss) before income taxes	$11,114,760	$2,637,490	$216,549	$(34,778)	$13,934,021

Assets, net	$102,495,320	$1,458,268	$19,478,639	$-	$123,432,227

Nine Months Ended September 30, 2004	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$55,663,829	$1,953,644	$1,444,946	$(423,221)	$58,639,198
Investment income	1,863,820	5,246	92,687	(39,238)	1,922,515
Net realized gain (loss) on sales of investments	52,167	-	(12,500)	-	39,667
Total revenues	$57,579,816	$1,958,890	$1,525,133	$(462,459)	$60,601,380

Operating expenses	46,873,994	476,098	1,566,646	(423,221)	48,493,517
Income (loss) before income taxes	$10,705,822	$1,482,792	$(41,513)	$(39,238)	$12,107,863

Assets, net	$91,342,012	$1,188,218	$15,165,751	$-	$107,695,981

Operating revenues represent net premiums written and other revenues.

Note 6 - Retirement and Other Postretirement Benefit Plans

On November 17, 2003, Investors Title Insurance Company entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The plan is unfunded. The following sets forth the net periodic benefits cost for the executive benefits for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$3,592	$-	$10,775	$3,513
Interest cost	3,418	3,875	10,256	11,625
Amortization of unrecognized prior service cost	4,949	8,521	14,847	25,563

Net Periodic Benefits Costs	$11,959	$12,396	$35,878	$40,701

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

The Company's overall level of premiums written in the land title insurance industry is affected by a number of factors, including the level of interest rates, the availability of mortgage funds, the level of real estate transactions and mortgage refinance activity, the cost of real estate, employment levels, family income levels and general economic conditions.

Generally, real estate activity declines as a result of higher interest rates or an economic downturn, thus leading to a corresponding decline in title insurance premiums written and the Company’s profitability. The cyclical nature of the land title insurance industry has historically caused fluctuations in revenues and profitability and it is expected to continue to do so in the future.

Volume is the principal factor in the Company's profitability due to the existence of significant fixed costs such as personnel and occupancy expenses associated with the support of the issuance of title insurance policies and of general corporate operations. These expenses will be incurred by the Company regardless of the volume of premiums written. The resulting operating leverage has historically tended to amplify the impact of changes in volume on the Company’s profitability.

Operating results for the third quarter and for the nine months ended September 30, 2005 continued to benefit from ongoing low interest rates which continued to fuel strong demand for real estate. However, long-term interest rates have risen slightly in October 2005 and any substantial increases in interest rates will likely have a negative impact on mortgage originations. Operating results for the third quarter and the nine months ended September 30, 2005, therefore, should not be viewed as indicative of the Company’s future operating results.

The Company continues to monitor and strives to manage operating expenses to offset the cyclical nature of the real estate market and with knowledge of the potential declines in title insurance revenues if interest rates continue to rise or the economy slows.

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

Factors that influence the title insurance industry, such as volume, will also generally affect the exchange services industry. In addition, the services provided by the Company’s exchange services are pursuant to provisions in the Internal Revenue Code. From time to time, these exchange provisions are subject to review and potential changes. Any future change in the Code could potentially have a material negative impact on the exchange segment’s operating results.

All Other Services: All other services include those offered by Investors Trust Company ("INTC"), a wholly owned subsidiary of the Company, which was chartered on February 17, 2004 by the North Carolina Commissioner of Banks. INTC provides investment management and trust services to individuals, companies, banks and trusts.

Critical Accounting Policies

During the nine months ended September 30, 2005, the Company made no changes in its critical accounting policies as previously disclosed within Management’s Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

For the third quarter ended September 30, 2005, net premiums written increased 14.3% to $20,986,100, investment income increased 34.6% to $812,659, total revenues increased 17.2% to $24,033,323 and net income increased 47.9% to $4,329,529, all compared with the prior year quarter. Net income for the quarter per basic and diluted common share increased 44.4% and 49.1%, respectively, to $1.69 and $1.67 as compared with the third quarter last year. For the third quarter of 2005, the title insurance segment's operating revenues increased 16% compared with the third quarter of 2004, while the exchange services segment's operating revenues increased 31.3% for the third quarter of 2005, compared with the third quarter of 2004.

For the first nine months of 2005, net premiums written increased 5.6% to $58,099,453,  investment income increased 23.5% to $2,373,983, total revenues increased 9.3% to $66,216,964 and net income increased 21.7% to $9,772,021, all compared with the first nine months of 2004. Net income per basic and diluted common share increased 18.7% and 22.2%, respectively, to $3.81 and $3.74 compared with the first nine months of 2004. For the first nine months of 2005, the title insurance segment's operating revenues increased 6.6% compared with the first nine months of 2004, while the exchange services segment's operating revenues increased 67.5% for the first nine months of 2005 compared with the first nine months of 2004. The Company’s pretax profit margin increased in the first nine months of 2005 compared with the same first nine months in 2004 primarily due to continued growth in the exchange services segment, which generally has higher margins than the title insurance segment, principally due to lower overhead.

Operating revenues: Operating revenues for the title insurance segment include premiums written and reinsurance assumed, net of reinsurance ceded (net premiums written) plus other income, as well as, gains and losses on the disposal of fixed assets. Investment income and realized gains and losses are not included in operating revenues.

According to the Freddie Mac Weekly Mortgage Rate Survey, the monthly average 30-year fixed mortgage interest rates decreased to an average of 5.75% for the nine months ended September 30, 2005, compared with 5.87% for the nine months ended September 30, 2004. Strength in the real estate markets of the Company’s operating territories drove the increases in revenue for both the Company’s title insurance and § 1031 exchange operating segments. Although mortgage rates trended slightly higher as the quarter progressed, activity for the period remained strong. Although net premiums written increased, volume declined slightly due to the slowdown in refinance activity, which typically has lower premiums per transaction compared with other rates.

   Following is a schedule of premiums written for the third quarter and the nine months ended September 30, 2005 and 2004 in all states in which the Company's two insurance subsidiaries, ITIC and NE-ITIC, currently underwrite insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State	2005	2004	2005	2004
Alabama	$304,229	$297,717	$1,034,232	$1,011,387
Florida	410,075	243,128	1,182,015	898,616
Illinois	244,111	193,245	735,441	742,367
Kentucky	616,986	449,086	1,601,826	1,318,294
Maryland	471,464	414,501	1,331,992	1,151,549
Michigan	1,229,606	1,208,766	3,614,984	3,789,193
Minnesota	227,850	312,912	756,642	830,496
Mississippi	249,728	245,857	811,321	758,674
Nebraska	212,204	153,045	597,899	608,851
New York	998,587	869,203	2,358,964	2,701,375
North Carolina	10,111,914	8,439,442	27,477,382	25,040,888
Pennsylvania	460,000	615,729	1,287,648	2,075,304
South Carolina	1,748,951	1,625,811	5,136,939	4,871,256
Tennessee	775,812	750,156	2,066,396	2,334,355
Virginia	2,078,630	1,860,509	6,032,643	5,181,109
West Virginia	728,273	530,463	1,740,338	1,393,544
Other States	167,099	182,383	552,979	512,271
Direct Premiums	21,035,519	18,391,953	58,319,641	55,219,529
Reinsurance Assumed	-	-	14,046	-
Reinsurance Ceded	(49,419)	(37,510)	(234,234)	(200,818)
Net Premiums	$20,986,100	$18,354,443	$58,099,453	$55,018,711

In most states where the Company does business, year to date premiums were positively impacted by the continued strength in the real estate market. Partially offsetting the increases in those states, premiums written for the nine months ended September 30, 2005 in Pennsylvania and New York were negatively impacted by declines in business received from agencies in these states.

Following is a breakdown of branch and agency premiums for the quarter and the nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	%	2004	%	2005	%	2004	%
Branch	$9,636,878	46	$8,163,258	44	$26,017,989	45	$24,484,073	45
Agency	11,349,222	54	10,191,185	56	32,081,464	55	30,534,638	55
Total	$20,986,100	100	$18,354,443	100	$58,099,453	100	$55,018,711	100

Net premiums written from branch operations increased 18.1% for the third quarter ended September 30, 2005, as compared with the same period in the prior year. Net premiums written from branch operations increased 6.3% for the nine months ended September 30, 2005, as compared with the same period in the prior year. Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina and, as a result, branch net premiums written primarily represent North Carolina business.

Agency net premiums increased 11.4% for the quarter ended September 30, 2005, compared with the same period in the prior year. Agency net premiums increased 5.1% for the nine months ended September 30, 2005, as compared with the same period in the prior year.

Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) increased 31.3% compared with the third quarter of 2004. For the first nine months of 2005, operating revenues from ITEC and ITAC increased 67.5% compared with the first nine months of 2004. The increase in 2005 was primarily due to increased interest income earned on deposits held by the Company and an increased demand for qualified intermediary services.

For the nine months ended September 30, 2005, total revenues were also favorably impacted by a 23.5% increase in investment income, resulting primarily from higher investment balances and higher rates of interest earned on short-term investments. Short-term investments have increased as a hedge against rising interest rates.

Other revenues include management and closing fee income, investment management fee income and income related to the Company’s other equity method investments. Other revenues increased 58.5% in the third quarter of 2005 compared with the third quarter of the prior year and increased 42.9% in the nine months ended September 30, 2005 compared with the nine months in the prior year, primarily due to increased income related to the Company’s other equity method investments and increases in closing fees.

Operating Expenses: Total operating expenses increased 10.6% and 7.8% for the third quarter and the first nine months of 2005, respectively, compared with the same periods in 2004. This increase was due primarily to increases in salaries, employee benefits and payroll taxes, commissions to agents and office occupancy and operations. A summary by segment of the Company’s operating expenses is as follows for the quarter and the nine months ended September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	%	2004	%	2005	%	2004	%
Title insurance	$17,108,943	96	$15,446,012	96	$50,017,671	96	$46,450,773	96
Exchange services	264,527	2	176,976	1	617,612	1	476,098	1
All other	420,324	2	465,472	3	1,647,660	3	1,566,646	3
Total	$17,793,794	100	$16,088,460	100	$52,282,943	100	$48,493,517	100

Commissions as a percentage of agency premiums remained relatively stable in the third quarter of 2005 when compared with the third quarter of last year and in the nine months ended September 30, 2005 compared with the same period in the previous year.

The Company reviews its claims experience quarterly, and in conjunction with its outside actuary, evaluates the adequacy of its claims reserves. The Company records its provision for future claims payments at the time premiums are recognized as revenue in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” At September 30, 2005, the total reserves for claims were $34,308,000. Of that total, $5,089,611 was reserved for specific claims, and $29,218,389 was reserved for claims for which the Company had no notice. The provision for claims as a percentage of net premiums written was 10.9% for the third quarter of 2005, versus 11.5% for the same period in 2004. For the first nine months of this year, the provision for claims as a percentage of net premiums written was 10.9% versus 11.2% for the first nine months of last year.

On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of revenues were 18.9% and 19.7% for the third quarter of 2005 and 2004, respectively. For the first nine months, salaries, employee benefits and payroll taxes as a percentage of revenues were 21.6% and 20.2% for 2005 and 2004, respectively. The increase in salaries, employee benefits and payroll taxes in the first nine months was partially attributed to compensation expense totaling $598,484 resulting from shares purchased by ITIC as a result of the exercise of nonqualified stock options by three related parties. In addition, salaries and employee benefits increased compared with the first nine months of last year primarily due to increases in expenses associated with executive contracts, merit increases and the addition of staff and increases in health insurance costs.

The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 91.1% and 89.5% of the consolidated total amount for the third quarter of 2005 and 2004, respectively.

Overall office occupancy and operations as a percentage of total revenues was 6.6% and 6.3% for the nine months ended September 30, 2005 and 2004, respectively. The increase in office occupancy and operations expense was due to an increase in various items, including contract labor, telecommunications, office rent, depreciation expense and office supplies.

Professional fees decreased for the nine months ended September 30, 2005 compared with the same period in 2004 primarily due to a decline in various legal and professional fees. From time to time, the Company retains external legal and professional resources. Fluctuations in expenditures result from changes in demand for these as needed services.

Income Taxes:  The provision for income taxes was approximately 31% and 34% of income before income taxes for the third quarters of 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, the provision for income taxes was approximately 30% and 34%, respectively, of income before income taxes. The decrease in the effective rates was primarily due to an increase in tax-exempt investment income.

Liquidity and Capital Resources

Cash flows:  Total cash and cash equivalents increased $1,438,957 for the nine months ended September 30, 2005 and decreased $627,272 for the nine months ended September 30, 2004. Net cash provided by operating activities was $11,229,012 and $11,150,943 for the first nine months of 2005 and 2004, respectively. The net increase is primarily the result of the increase in net income, the timing of payments of accounts payable and accrued liabilities, and payments of claims compared with the first nine months of last year, offset by an increase in receivables and other assets compared with the first nine months of 2004.

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

Liquidity:  Management believes funds generated from operations will enable the Company to adequately meet its cash needs and is unaware of any trend or occurrence that is likely to result in adverse liquidity changes. In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities, including $90,040,291 of short-term and fixed maturity securities.

Capital Expenditures:  During 2005, the Company has plans for various capital improvement projects, including several software development projects. The Company anticipates additional capital expenditures of approximately $1,450,000 during the remainder of 2005.

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

The following table summarizes the Company’s future estimated cash payments under existing contractual obligations at September 30, 2005, including payments due by period:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	$1,833,029	$788,403	$761,947	$243,241	$39,438
Other Obligations	501,414	414,789	64,125	22,500	-
Executive Employment Agreements Obligations	2,084,000	-	-	-	2,084,000
Total	$4,418,443	$1,203,192	$826,072	$265,741	$2,123,438

The total reserve for all reported and unreported losses the Company incurred through September 30, 2005 is represented by the reserve for claims. Information regarding the claims reserve can be found in Note 2 to the consolidated financial statements of this Form 10-Q. Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) under the Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity and Use of Proceeds

(a)	None

(b)	None

(c)
The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended September 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				426,142
07/01/05 - 07/31/05	5,600	$35.89	5,600	420,542
08/01/05 - 08/31/05	4,886	$39.37	4,886	415,656
09/01/05 - 09/30/05	7,827	$39.65	7,827	407,829
Total:	18,313	$38.44	18,313	407,829

(1)
For the quarter ended September 30, 2005, ITIC purchased an aggregate of 18,313 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.

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

INVESTORS TITLE COMPANY

Date: November 10, 2005	By:	/s/ James A. Fine, Jr.
James A. Fine, Jr.
President, Principal Financial Officer and Principal Accounting Officer