Form 10-K
period 2005-12-31
INVESTORS TITLE CO
filed 2006-03-21
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
21 North Columbia Street
Chapel Hill, North Carolina 27514
(919) 968-2200

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule
12b-2 of the Exchange Act). Large accelerated filer  ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common shares held by non-affiliates was $67,185,216 based on the closing sales price on the NASDAQ National Market System on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2005).

As of February 28, 2006, there were 2,843,687 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Investors Title Company's Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference in Parts I, II and IV hereof and portions of Investors Title Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 17, 2006 are incorporated by reference in Part III hereof.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "will," "should," "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following: the demand for title insurance will vary due to factors such as interest rate fluctuations, the availability of mortgage funds, the level of real estate transactions, including mortgage refinance activity, the cost of real estate, consumer confidence, employment levels, family income levels and general economic conditions; losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; unanticipated adverse changes in securities markets, including interest rates, could result in material losses on the Company's investments; the Company's dependence on key management personnel, the loss of whom could have a material adverse affect on the Company's business; the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner and significant changes or additions to applicable government regulations; and state statutes require the Company’s insurance subsidiaries to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that the insurance subsidiaries may pay to the Company without prior regulatory approval. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of this report.
These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

INVESTORS TITLE COMPANY AND SUBSIDIARIES

PART I
ITEM 1. BUSINESS

GENERAL

Investors Title Company (the "Company") is a holding company that operates through its subsidiaries and was incorporated in the State of North Carolina in February 1973. The Company became operational on June 24, 1976, when it acquired Investors Title Insurance Company ("ITIC") as a wholly owned subsidiary under a plan of exchange of shares of common stock. On September 30, 1983, the Company acquired Northeast Investors Title Insurance Company ("NE-ITIC"), formerly Investors Title Insurance Company of South Carolina, as a wholly owned subsidiary under a plan of exchange of shares of common stock. Investors Capital Management Company ("ICMC"), a wholly owned subsidiary of the Company, was organized on October 17, 2003. The Company's most recent subsidiary, Investors Trust Company ("Investors Trust"), was granted a trust charter by the North Carolina Banking Commissioner on February 17, 2004.

  The Company engages in several lines of business. The main business activity is the issuance of residential and commercial title insurance through ITIC and NE-ITIC. The second line of business provides tax-deferred exchange services through its subsidiaries, Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”). The Company has also recently entered into another line of business, which it added to supplement its traditional lines of business, providing investment management and trust services to individuals, trusts and other entities. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of Notes to Consolidated Financial Statements in the 2005 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the revenues, income and assets attributable to the Company's operating segments.

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

Title Insurance

Through its two wholly owned subsidiaries, ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property. The commitment and policies issued are predominantly the standard American Land Title Association approved forms.

There are two basic types of title insurance policies - one for the mortgage lender and one for the real estate owner. A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender's title insurance policy does not protect the property owner. The property owner needs to purchase an owner's title insurance policy to protect their investment. Title insurance policies are issued on the basis of a title report.

When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake in a prior deed, will or mortgage that may give a third party a legal claim against such property. If a claim is made against real property, title insurance provides a guarantee against insured defects, pays all legal expenses to eliminate any title defects, pays any claims arising from errors in title examination and recording, and pays any losses arising from hidden defects in title and defects that are not of record. Title insurance provides an assurance that the insurance holder's ownership of such property will be defended promptly against claims, at no cost, whether or not the claim is valid.

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

The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Reinsurance is a contractual arrangement whereby one insurer assumes some or all of the risk exposure written by another insurer. Ceded reinsurance is comprised of excess of loss treaties, which protects against losses over certain amounts.

ITIC was incorporated in the State of North Carolina on January 28, 1972, and became licensed to write title insurance in the State of North Carolina on February 1, 1972. At present, ITIC mainly writes land title insurance both as a primary insurer and as a reinsurer throughout the eastern and midwestern United States. ITIC writes title insurance through issuing agents or branch offices in the District of Columbia and the States of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia. In addition to the states in which ITIC currently writes title insurance, it is also licensed to write title insurance in 20 additional states. Agents issue policies for ITIC and may provide other related services such as search and settlement services.

NE-ITIC was incorporated in the State of South Carolina on February 23, 1973, and became licensed to write title insurance in that state on November 1, 1973. It currently writes title insurance as a primary insurer and as a reinsurer in the State of New York. NE-ITIC is also licensed to write title insurance in the District of Columbia and the States of Alabama, Delaware, Florida, Indiana, Minnesota, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and West Virginia.

Each state license authorizing ITIC or NE-ITIC to write title insurance must be renewed annually. These licenses are necessary for the companies to operate as a title insurer in each state in which they are held.

In the State of North Carolina, ITIC issues title insurance commitments and policies through its home office and its 27 branch offices that are located throughout North Carolina. The Company also has a branch office in South Carolina and Nebraska. Title policies are primarily issued through issuing agents in other states.

In the ordinary course of business, ITIC and NE-ITIC reinsure certain risks with other title insurers for the purpose of limiting their risk exposure and to comply with state insurance regulations. They also assume reinsurance for certain risks of other title insurers for which they receive additional income. For the last three years, reinsurance activities accounted for less than 1% of total premium volume.

As of December 31, 2005, state insurance regulators set a maximum risk retention limit for ITIC of $20,189,407. However, ITIC set a more conservative risk retention limit of $2,750,000, meaning that it limited the net loss on primary risks up to $2,750,000. It then reinsured the next $250,000 of risk with NE-ITIC, and all risks above $3,000,000 were ceded to an unrelated reinsurer pursuant to an automatic treaty.

As of December 31, 2005, state insurance regulators set a maximum risk retention limit for NE-ITIC of $2,558,078. However, NE-ITIC set a more conservative risk retention limit of $250,000, meaning that it limited the net loss on primary risks up to $250,000. It then reinsured the next $2,750,000 of risk with ITIC, and all amounts above $3,000,000 were ceded to an unrelated reinsurer pursuant to an automatic treaty.

ITIC has been recognized by two independent Fannie Mae-approved actuarial firms, Demotech, Inc. and LACE Financial Corporation, with rating categories of "A Double Prime" and "A." NE-ITIC's financial stability also has been recognized by Demotech, Inc. and LACE Financial Corporation with rating categories of "A Double Prime" and "A+." According to Demotech, title insurance underwriters earning a financial stability rating of A'' (A Double Prime) possess unsurpassed financial stability related to maintaining positive surplus as regards policyholders, regardless of the severity of a general economic downturn or deterioration in the title insurance cycle. A LACE rating of "A+" or "A" indicates that a title insurance company has a strong overall financial condition that will allow it to meet its future claims and that, generally, the company has good operating earnings, is well capitalized and has adequate reserves.

Exchange Services

In 1988, the Company established Investors Title Exchange Corporation, a wholly owned subsidiary ("ITEC"), to provide services in connection with tax-deferred exchanges of like-kind property. ITEC acts as an intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investments, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company.

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

Investment Management and Trust Services

The Company organized ICMC, a wholly owned subsidiary, as a North Carolina corporation on October 17, 2003. Investors Trust, also a wholly owned subsidiary of the Company, received its North Carolina trust charter on February 17, 2004, from the North Carolina Commissioner of Banks. The Company anticipates that ICMC and Investors Trust will work together to provide investment management and trust services to individuals, companies, banks and trusts. These subsidiaries are not currently a reportable segment for which financial information is presented in the financial statements and there is no assurance that this business will be successful.

OPERATIONS OF SUBSIDIARIES

For a description of net premiums written geographically, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. See Note 13 of Notes to Consolidated Financial Statements in the 2005 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the Company's operating segments.

Title Insurance

ITIC and NE-ITIC issue title insurance coverage through its direct operations or through partially owned or independent title insurance agents. ITIC and NE-ITIC offer primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance premiums written reflect a one-time premium payment, with no recurring premiums. Premiums are recorded and recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete. Title insurance commissions earned by the Company's agents are recognized as expense concurrently with premium recognition.

Exchange Services

ITEC and ITAC provide customer services in connection with tax-deferred real property exchanges pursuant to Section 1031 of the Internal Revenue Code. Acting as a qualified intermediary, ITEC holds the proceeds from sales of relinquished properties until the acquisition of identified replacement properties occurs. ITAC facilitates tax-deferred reverse exchanges pursuant to IRS Revenue Procedure 2000-37. These exchanges require ITAC, using funds borrowed on a non-recourse basis from the customer or their lender, to acquire the designated replacement property on behalf of the customer by taking temporary title to the customer’s property until after the disposition of identified relinquished property occurs.

SEASONALITY

Title Insurance

Real estate activity is cyclical in nature. Title insurance premiums are closely related to the level of real estate activity and the average price of real estate sales. The availability of funds to finance purchases directly affects real estate sales. Other factors include consumer confidence, economic conditions, supply and demand, mortgage interest rates and family income levels. Historically, the first quarter has the least real estate activity because fewer real estate transactions occur, while the remaining quarters are more active. Refinance activity is generally less seasonal, but it is subject to interest rate volatility. Fluctuations in mortgage interest rates can cause shifts in real estate activity outside of the normal seasonal pattern.

Exchange Services

Seasonal factors affecting the level of real estate activity and the volume of title premiums written will also affect the demand for exchange services.

MARKETING

Title Insurance

The Company markets its title insurance services to a broad range of customers. ITIC delivers title insurance coverage through a home office, branch offices, and issuing agents. In North Carolina, ITIC issues policies primarily through a home office and 27 branch offices. The Company also has a branch office in South Carolina and Nebraska. ITIC also writes title insurance policies through issuing agents in the District of Columbia and the States of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia. Issuing agents are typically real estate attorneys or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory.

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

INSURED RISK ON POLICIES IN FORCE

Generally, the amount of the insured risk of insurance on a title insurance policy is equal to the lesser of the purchase price of the insured property or the fair market value of the property. In the event that a claim is made against the property, the insurer is also responsible for paying all legal expenses in connection with defending the insured party and eliminating any title defects affecting the property. The insurer may, however, choose to pay the policy limits to the insured, at which time the insurer's duty to defend the claim is satisfied.

At any given time, the insurer's actual financial risk is only a portion of the aggregate insured risk of all policies in force. The reduction in risk results in part from the reissuance of title insurance policies by other underwriters when the property is conveyed or refinanced. An owner's policy is effective only as long as the insured has an ownership interest in the property or has liability under warranties of title. Furthermore, the coverage on a lender's title insurance policy is reduced and eventually terminated as the loan it secures is paid. Due to the variability of these factors, the aggregate contingent liability on outstanding policies of the Company and its subsidiaries cannot be determined with any precision.

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

REGULATIONS

Title Insurance

The Company is an insurance holding company and therefore it is subject to regulation in the states in which its insurance subsidiaries do business. These regulations, among other things, require insurance holding companies to register and file certain reports and require prior regulatory approval of the payment of dividends and other intercompany distributions or transfers.

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital and surplus and establishing reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, rate schedules, type and amount of investments, policy forms, financial reporting and practices, reserve requirements, and dividend restrictions, as well as examinations and audits of title insurers. The Company's two insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed.

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

ITIC is domiciled in North Carolina and is subject to North Carolina insurance regulations. The North Carolina Department of Insurance typically schedules financial examinations every five years. ITIC was last examined by the North Carolina Department of Insurance for the period January 1, 2000 through December 31, 2004. A report is expected to be issued six months following the completion of the examination and no material deficiencies are anticipated.

NE-ITIC is domiciled in South Carolina and subject to South Carolina insurance regulations. The South Carolina Department of Insurance periodically schedules financial examinations. NE-ITIC was examined by the South Carolina Department of Insurance for the period January 1, 1998 through December 31, 2000. No material deficiencies were noted in the report.

In addition to financial examinations, ITIC and NE-ITIC are subject to market conduct examinations by the North Carolina Department of Insurance and the South Carolina Department of Insurance, respectively. These audits examine domiciled state activity. ITIC's last market conduct examination commenced in May 2004 for the period January 1, 2001 through December 31, 2003, with no material deficiencies noted. NE-ITIC's last market conduct examination coincided with its financial examination, which commenced in November 2001 for the period January 1, 1998 through December 31, 2000, with no material deficiencies noted by the market conduct examiners.

Both ITIC and NE-ITIC meet the statutory premium reserve requirements and the minimum capital and surplus requirements of the states in which they are licensed.

Exchange Services

Intermediary services are not federally regulated by any regulatory commissions, and neither ITEC nor ITAC operate in any states that regulate this industry. ITEC and ITAC both provide services to taxpayers pursuant to Internal Revenue Service (“IRS”) regulations that provide taxpayers a safe harbor by using a qualified intermediary to structure tax-deferred exchanges of property and using an exchange accommodation titleholder to hold property in reverse exchange transactions. Periodically, changes to the tax code provisions affecting like-kind exchanges are considered, which could possibly eliminate the need for the services the exchange segment provides. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding IRS regulations.

COMPETITION

Title Insurance

The title insurance industry is highly competitive. ITIC currently operates primarily in North Carolina, Michigan, South Carolina, Tennessee and Virginia and NE-ITIC currently operates in New York. ITIC's and NE-ITIC's major competitors together comprise a majority of the title insurance market on a national level. Key factors that affect competition in the title insurance industry are price, expertise, timeliness and quality of service and the financial strength and size of the insurer. Title insurance underwriters also compete for agents based upon the ratio of premium splits between the underwriter and the agent.

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

See Note 3 of Notes to Consolidated Financial Statements in the 2005 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for the major categories of investments, earnings by investment categories, scheduled maturities, amortized cost, and market values of investment securities.

EMPLOYEES

The Company has no paid employees. Officers of the Company are full-time paid employees of ITIC. The Company’s subsidiaries had 233 full-time employees and 18 part-time employees as of December 31, 2005. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

INTELLECTUAL PROPERTY

The Company has registered two service marks with the United States Patent and Trademark Office (the "USPTO"). The first mark was registered with the USPTO on August 29, 2000, and the second mark was registered on September 12, 2000. In addition, ITIC registered a service mark with the USPTO on February 3, 1987. In the Company's opinion, the loss of these registrations would not materially affect its business or the business of its subsidiaries.

ITEM 1A. RISK FACTORS

The risk factors listed in this section and other factors noted herein or incorporated by reference could cause actual results to differ materially from those contained in any forward-looking statements.

The Company’s results of operations and financial condition are susceptible to housing markets and changes in mortgage interest rates and general economic conditions and seasonality.

The demand for the Company’s title insurance and other real estate transaction products and services is dependent upon, among other things, the volume of commercial and residential real estate transactions, including mortgage refinancing transactions. The volume of these transactions has historically been influenced by factors such as mortgage interest rates and the state of the overall economy. When mortgage interest rates are high or increasing or during an economic downturn or recession, real estate activity typically declines and the title insurance industry tends to experience lower revenues and profitability. The cyclical nature of the Company’s business can cause fluctuations in revenues and profitability.

Revenues from the Company’s exchange services segment may also be closely related to the level of real estate transactions, such as real estate sales and mortgage refinancing transactions. The Company’s revenues in future periods will continue to be subject to these and other factors which are beyond its control and, as a result, are likely to fluctuate.

Historically, real estate transactions have produced seasonal revenue levels for title insurers, with residential real estate activity generally slower in the winter, when fewer families move or buy or sell homes. Therefore, the first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales. Fluctuations in mortgage interest rates, as well as other economic factors, can cause shifts in real estate activity outside the normal seasonal pattern.

Insurance regulations limit the ability of the Company’s insurance subsidiaries to pay dividends to it.

The Company is an insurance holding company and has no substantial operations of its own. The Company’s ability to pay dividends and meet its obligations is dependent among other things on the ability of its subsidiaries to pay dividends or repay funds to it. The Company’s insurance subsidiaries are subject to insurance and other regulations that limit the amount of dividends, loans or advances to it based on the amount of adjusted unassigned surplus and net income and require these subsidiaries to maintain minimum amounts of capital, surplus and reserves. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior insurance regulatory approval.

These dividend restrictions could limit the Company’s ability to pay dividends to its stockholders or grow its business. As of December 31, 2005, approximately $63,412,000 of the consolidated stockholders' equity represented net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. For further discussion of the regulation of dividend payments and other transactions between affiliates, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis in Item 7 of this report.

The Company’s insurance subsidiaries are subject to additional complex state government regulations.

The Company’s title insurance businesses are subject to extensive regulation by state insurance authorities in each state in which they operate. These regulations are primarily intended for the protection of policyholders. The nature and extent of these regulations typically involve, among other matters, licensing and renewal requirements and trade and marketing practices. These regulations may restrict the Company’s ability to implement rate increases or other actions that it may want to take to enhance its operating results or have a negative impact on its ability to generate revenue and earnings.

The Company’s non-insurance subsidiaries are also subject to state and federal regulations.

The Company’s other businesses operate within state and federal guidelines. Any changes in the applicable regulatory environment or changes in existing regulations could restrict its existing or future operations. Exchange services are provided pursuant to provisions in the Internal Revenue Code. In February 2006, the IRS proposed new regulations which, if adopted, may negatively affect the ability of qualified intermediaries to retain interest earned on exchange funds they are holding.

The performance of the Company’s investments depends on conditions that are outside its control.

A majority of the Company’s investments consist of fixed-maturity securities. Changes in interest rates may have an adverse impact on the market value of the Company’s investment portfolio and its return on invested cash and could reduce the value of its investment portfolio and adversely affect its results of operations and financial condition. A smaller percentage of total investments are in equities. A change in general economic conditions, the stock market, or many other external factors could adversely affect the value of these investments and, in turn, the Company’s results and financial condition.

The Company may encounter difficulties managing growth, which could adversely affect its results.

The Company has historically achieved growth through a combination of developing related new products or services and increasing its market share for existing products. A portion of the Company’s growth may be in services or geographic areas with which management is less familiar than with its core business and geographic areas. The expansion of the Company’s business, particularly in new services or geographic areas, may subject it to associated risks, such as the diversion of management’s attention and lack of substantial experience in operating such businesses.

Competition in the Company’s business affects its revenues.

The title insurance industry is highly competitive. Title companies compete by choosing various distribution network channels which may include affiliations with lenders, builders, and settlement providers. Key factors that affect competition in the title insurance business are price, expertise, timeliness and quality of service and the financial strength and size of the insurer. Title insurance underwriters also compete for agents on the basis of service and commission levels. Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases than the Company. The number and size of competing companies varies in the different geographic areas in which it operates. Competition among the major providers of title insurance, new entrants to the industry or the introduction and acceptance of new alternatives to traditional title products by the marketplace could adversely affect the Company’s operations and financial condition.

The Company’s success depends on its ability to attract and retain key personnel and agents.

Competition for skilled and experienced personnel and agents in the Company’s industry is high. The Company may have difficulty hiring the necessary marketing, sales and management personnel to support any future growth. The loss of any key employee or the failure of any key employee to perform in their current position could prevent the Company from realizing future growth. Also, the Company cannot provide assurance that it will succeed in attracting or retaining new agents. Its results of operations and financial condition could be adversely affected if it is unsuccessful in attracting and retaining agents.

Differences between actual claims experience and underwriting and reserving assumptions may adversely affect the Company’s financial results.

The Company’s earnings depend upon the extent to which its actual claims experience is consistent with the assumptions used in establishing reserves for claims. Reserves for claims are established in part based on estimates by an independent actuary of how much the Company will need to pay for reported as well as incurred, but not yet reported claims. In addition, management considers factors such as the Company's historical claims experience, case reserve estimates on reported claims, large claims and other relevant factors in determining loss provision rates and the aggregate recorded expected liability for claims. Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of reserves for claims, the Company cannot determine precisely the amounts which it will ultimately pay to settle its claims. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, the Company could be required to increase reserves.

The Company may experience significant claims relating to its title insurance operations which would adversely affect its results.

A significant component of the Company’s revenue arises from issuing title insurance policies which typically provides coverage for the real property mortgage lender and the buyer of the property. The Company also may be subject to a legal claim arising from the handling of escrow transactions. The occurrence of a significant title or escrow claim in any given period could have a material adverse effect on the Company’s financial condition and results of operations during that period.

A downgrade or a potential downgrade in one of the Company’s financial strength ratings could result in a loss of business.

The competitive positions of insurance companies, in general, have come to depend increasingly on independent ratings of their financial strength and claims-paying ability. A significant downgrade in the ratings of either of the Company’s major policy-issuing subsidiaries could negatively impact their ability to compete for new business and retain existing business and adversely affect their results of operations.

Regulatory and legal actions may result in financial losses and harm to the Company’s reputation.

Regulation is also a risk factor for title insurers. The title insurance industry has recently been, and continues to be, under intense regulatory scrutiny in a number of states with respect to pricing practices, and possible Real Estate Settlement Procedures Act (“RESPA”) violations and unlawful rebating practices. The regulatory investigations have resulted in settlements and fines for other underwriters and could lead to industry-wide reductions in premium rates and escrow fees, the inability to get rate increases when necessary, as well as to changes that could adversely affect the Company’s ability to compete for or retain business or raise the costs of additional regulatory compliance.

The Company may experience losses resulting from fraud, defalcation or misconduct.

Fraud, defalcation and misconduct by agents and approved attorneys are risks inherent in the Company’s business. Agents and approved attorneys typically handle large sums of money in trust pursuant to the closing of real estate transactions and a misappropriation of funds by any of these parties could result in title claims.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company owns two adjacent office buildings and property located on the corner of North Columbia and West Rosemary Streets in Chapel Hill, North Carolina, which serve as the Company's corporate headquarters. The main building contains approximately 23,000 square feet and has on-site parking facilities. The Company's principal subsidiary, ITIC, leases office space in 33 locations throughout North Carolina, South Carolina, Michigan and Nebraska. NE-ITIC leases office space in one location in New York. Each of the office facilities occupied by the Company and its subsidiaries are in good condition and adequate for present operations. In November 2005, the Company purchased approximately 7,000 square feet of additional office space in Chapel Hill, North Carolina that was previously leased for ITEC, ITAC, ITIC’s Commercial Services Division and ITIC’s Settlement Services Division.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various legal proceedings that are incidental to their business. In the Company's opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings will not, in the aggregate, be material to the Company's consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

EXECUTIVE OFFICERS OF THE COMPANY

Following is information regarding the executive officers of the Company as of February 28, 2006. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his respective successor has been elected and qualified.

Name	Age	Position with Registrant

J. Allen Fine	71	Chief Executive Officer and Chairman of the Board

James A. Fine, Jr.	43	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director

W. Morris Fine	39	Executive Vice President, Secretary and Director

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales prices for the Company's common stock, as reported on the NASDAQ National Market System, the dividends paid per common share for each quarter in the last two fiscal years and the approximate number of shareholders of record are set forth under the caption "Common Stock Data" in the 2005 Annual Report to Shareholders and are incorporated by reference in this Form 10-K Annual Report. For a discussion of factors that may limit the Company's ability to pay dividends on its common stock, refer to the subsection of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Liquidity and Capital Resources" in the 2005 Annual Report to Shareholders, incorporated by reference in this Form 10-K Annual Report.

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2005. The Company does not have any equity compensation plans that have not been approved by its shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans	82,001	$ 20.50	239,860
approved by shareholders

Equity compensation plans not	—	—	—
approved by shareholders
Total	82,001	$ 20.50	239,860

The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended December 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				407,829
10/01/05 – 10/31/05	—	—	—	407,829
11/01/05 – 11/30/05	312	$40.06	312	407,517
12/01/05 – 12/31/05	8,795	$42.67	8,795	398,722
Total:	9,107	$42.58	9,107	398,722

(1)
For the quarter ended December 31, 2005, ITIC purchased an aggregate of 9,107 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.

(2)
In 2000 and 2005, the Board of Directors of ITIC and ITC, respectively, approved the purchase by ITIC or ITC of up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan. Subsequently, the Board approved the purchase of an additional 125,000 shares of the Company’s common stock pursuant to the Plan. Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when ITIC or ITC has purchased all shares authorized for purchase thereunder.

(3)	ITIC intends to make further purchases under this Plan.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the last five fiscal years of the Company and its subsidiaries is set forth under the caption "Financial Highlights" in the 2005 Annual Report to Shareholders and is incorporated by reference in this Form 10-K Annual Report. The information should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Annual Report to Shareholders, which are incorporated by reference in this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The subsection entitled "Quantitative and Qualitative Disclosures about Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data in the 2005 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.

The financial statements meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

The supplementary financial information set forth in the section entitled "Selected Quarterly Financial Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. An evaluation was performed by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) under the Act as of December 31, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information pertaining to Directors of the Company in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2006 is incorporated by reference in this Form 10-K Annual Report. Other information with respect to executive officers is contained in Part I - Item 4 under the caption "Executive Officers of the Company".

The Company has adopted a written Code of Business Conduct and Ethics that applies to all officers, directors and employees of the Company and its subsidiaries, including its principal executive officer and principal financial officer. The Code of Business Conduct and Ethics can be found on the Company’s website at www.invtitle.com. The Company will make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on its website.

ITEM 11. EXECUTIVE COMPENSATION

Information set forth in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2006 is incorporated by reference in this Form 10-K Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information pertaining to securities ownership of certain beneficial owners and management in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2006 is incorporated by reference in this Form 10-K Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information set forth in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2006 is incorporated by reference in this Form 10-K Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information pertaining to principal accountant fees and services in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2006 is incorporated by reference in this Form 10-K Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements in the 2005 Annual Report to Shareholders are hereby incorporated by reference in this Form 10-K Annual Report:

Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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
J. Allen Fine, Chairman and Chief Executive Officer (Principal Executive Officer)

March 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of March, 2006.

/s/ J. Allen Fine	/s/ James R. Morton
J. Allen Fine, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	James R. Morton, Director

/s/ James A. Fine, Jr	/s/ A. Scott Parker III
James A. Fine, Jr., President, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	A. Scott Parker III, Director

/s/ W. Morris Fine	/s/ H. Joe King, Jr.
W. Morris Fine, Executive Vice President, Secretary and Director	H. Joe King, Jr., Director

/s/ David L. Francis	/s/ R. Horace Johnson
David L. Francis, Director	R. Horace Johnson, Director

/s/ Loren B. Harrell, Jr.
Loren B. Harrell, Jr., Director

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2005

			Amount at
			which shown
			in the
Type of Investment	Cost(1)	Market Value	Balance Sheet (2)

Fixed Maturities:
Bonds:
States, municipalities and political subdivisions	$69,544,666	$70,349,139	$70,278,657
Public utilities	199,785	206,187	206,187
All other corporate bonds	6,322,651	6,636,206	6,636,206
Short term investments	6,475,509	6,475,509	6,475,509
Certificates of deposit	782,225	782,225	782,225
Total fixed maturities	83,324,836	84,449,266	84,378,784

Equity Securities:
Common Stocks:
Public utilities	170,125	302,292	302,292
Banks, trust and insurance companies	100,991	481,110	481,110
Industrial, miscellaneous and all other	5,032,206	7,573,596	7,573,596
Nonredeemable preferred stocks	918,025	1,080,680	1,080,680
Total equity securities	6,221,347	9,437,678	9,437,678

Other Investments	1,336,111		1,336,111
Total investments per the consolidated balance sheet	$90,882,294		$95,152,573

(1)	Fixed maturities are shown at amortized cost and equity securities are shown at original cost.
(2)
Bonds of states, municipalities and political subdivisions are shown at amortized cost for held-to-maturity bonds and fair value for available-for-sale bonds. Equity securities are shown at fair value.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004

	2005	2004
Assets
Cash and cash equivalents	$1,755,372	$207,849
Investments in fixed maturities, available-for-sale	12,249,500	8,956,400
Investments in equity securities, available-for-sale	130,800	-
Short term investments	4,482	1,012,182
Investments in affiliated companies	65,072,364	58,936,521
Other investments	919,486	819,936
Other receivables	204,258	237,798
Deferred income taxes, net	-	33,189
Income taxes receivable	1,233,462	2,123,917
Prepaid expenses and other assets	108,201	45,713
Property, net	3,256,978	2,085,822

Total Assets	$84,934,903	$74,459,327

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$633,407	$1,952,056
Deferred income taxes, net	4,240	-
Total liabilities	637,647	1,952,056

Stockholders' Equity:
Class A Junior Participating preferred stock - no par value
(shares authorized 100,000; no shares issued)	-	-
Common stock-no par (shares authorized 10,000,000; 2,549,434 and 2,481,024 shares issued and outstanding 2005 and 2004,
respectively, excluding 297,783 and 374,720 shares 2005 and
2004, respectively, of common stock held by the Company's subsidiary)	1	1
Retained earnings	81,477,022	69,272,092
Accumulated other comprehensive income (net unrealized gain on investments)	2,820,233	3,235,178
Total stockholders' equity	84,297,256	72,507,271

Total Liabilities and Stockholders' Equity	$84,934,903	$74,459,327

See notes to condensed financial statements.

SCHEDULE II
INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Revenues:
Investment income-interest and dividends	$280,145	$124,421	$96,952
Net realized gain (loss) on sales of investments	18,464	(12,500)	-
Rental income	553,222	519,991	503,031
Miscellaneous income	70,147	69,274	11,000
Total	921,978	701,186	610,983
Operating Expenses:
Office occupancy and operations	299,388	285,903	242,861
Business development	51,110	42,953	31,098
Taxes-other than payroll and income	90,004	75,649	65,461
Professional fees	68,245	60,161	52,758
Other expenses	78,304	59,738	47,635
Total	587,051	524,404	439,813

Equity in Net Income of Affiliated Cos.*	12,984,996	10,583,384	10,850,844
Income Before Income Taxes	13,319,923	10,760,166	11,022,014
Provision for Income Taxes	27,000	41,000	57,000
Net Income	$13,292,923	$10,719,166	$10,965,014
Basic Earnings per Common Share	$5.19	$4.29	$4.38
Weighted Average Shares Outstanding-Basic	2,560,418	2,496,711	2,503,659
Diluted Earnings Per Common Share	$5.10	$4.09	$4.18
Weighted Average Shares Outstanding-Diluted	2,607,633	2,620,916	2,624,473

* Eliminated in consolidation

See notes to condensed financial statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Operating Activities:
Net income	$13,292,923	$10,719,166	$10,965,014
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in net earnings of subsidiaries	(12,984,996)	(10,583,384)	(10,850,844)
Depreciation	80,129	73,452	70,944
Amortization, net	(1,391)	5,719	10,602
Net realized (gain) loss on sales of investments	(18,464)	12,500	-
Provision (benefit) for deferred income taxes	33,000	59,000	(12,000)
(Increase) decrease in receivables	33,540	1,519,069	(1,446,089)
(Increase) decrease in income taxes receivable-current	890,455	(796,461)	(1,327,456)
(Increase) decrease in prepaid expenses	(62,488)	(28,786)	2,714
Increase (decrease) in accounts payable and accrued liabilities	(290,719)	(5,357)	454,097
Decrease in income taxes payable-current	-	-	(232,325)
Net cash provided by (used in) operating activities	971,989	974,918	(2,365,343)

Investing Activities:
Capital contribution to subsidiaries	(1,178,000)	(1,783,000)	(325,000)
Dividends received from subsidiaries	7,291,120	5,050,819	3,782,400
Purchases of available-for-sale securities	(9,435,060)	(19,518,900)	(2,000,000)
Purchases of short term securities	-	(1,012,182)	-
Purchases of and net earnings from other investments	(150,000)	-	(486,000)
Proceeds from sales and maturities of available-for-sale securities	6,024,040	13,267,500	250,000
Proceeds from sales of short term securities	1,007,700	2,494,742	1,486,879
Proceeds from sales and distributions from other investments	68,915	9,187	42,072
Purchases of property	(1,251,285)	(50,326)	(105,048)
Net change in pending trades	(1,027,929)	1,027,929	-
Net cash provided by (used in) investing activities	1,349,501	(514,231)	2,645,303

Financing Activities:
Retirement of common stock	(363,765)	-	-
Dividends paid (net dividends paid to subsidiary of $46,717, $53,936 and
$42,278 in 2005, 2004 and 2003, respectively)	(410,202)	(374,425)	(300,411)
Net cash used in financing activities	(773,967)	(374,425)	(300,411)

Net Increase (Decrease) in Cash and Cash Equivalents	1,547,523	86,262	(20,451)
Cash and Cash Equivalents, Beginning of Year	207,849	121,587	142,038
Cash and Cash Equivalents, End of Year	$1,755,372	$207,849	$121,587

Supplemental Disclosures:
Cash Paid During the Year For:
Income Taxes	$896,000	$781,000	$1,639,000

See notes to condensed financial statements.

SCHEDULE II
INVESTORS TITLE COMPANY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Investors Title Company and Subsidiaries.

2. Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

	2005	2004	2003
Subsidiaries
Investors Title Insurance Company, net*	$4,546,120	$3,950,819	$3,307,400
Investors Title Exchange Corporation	2,250,000	1,100,000	175,000
Investors Title Accomodation Corporation	195,000	---	100,000
Investors Title Management Services, Inc.	275,000	---	200,000
Investors Title Commercial Agency, LLC	25,000	---	---

	$7,291,120	$5,050,819	$3,782,400

* Total dividends of $4,592,837, $4,004,755 and $3,349,678 paid to the Parent Company in 2005, 2004 and 2003, respectively, netted with dividends of $46,717, $53,936 and $42,278 received from the Parent in 2005, 2004 and 2003, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2005, 2004 and 2003

		Future
		Policy		Other
		Benefits,		Policy			Benefits	Amortization
	Deferred	Losses,		Claims			Claims,	of Deferred
	Policy	Claims		and		Net	Losses and	Policy	Other
	Acquisition	and Loss	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Cost	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written

Year Ended
December 31, 2005
Title Insurance	---	$34,857,000	---	$442,098	$76,522,266	$2,993,149	$8,164,783	---	$57,850,106	N/A
Exchange Services	---	---	---	---	---	18,463	---	---	907,414	N/A
All Other	---	---	---	---	---	324,155	---	---	2,358,652	N/A
	---	$34,857,000	---	$442,098	$76,522,266	$3,335,767	$8,164,783	---	$61,116,172

Year Ended
December 31, 2004
Title Insurance	---	$31,842,000	---	$551,662	$71,843,445	$2,597,355	$7,984,339	---	$53,456,152	N/A
Exchange Services	---	---	---	---	---	7,821	---	---	640,183	N/A
All Other	---	---	---	---	---	147,662	---	---	2,258,336	N/A
	---	$31,842,000	---	$551,662	$71,843,445	$2,752,838	$7,984,339	---	$56,354,671

Year Ended
December 31, 2003
Title Insurance	---	$30,031,000	---	$726,191	$83,944,955	$2,589,228	$9,292,739	---	$63,495,050	N/A
Exchange Services	---	---	---	---	---	2,818	---	---	495,119	N/A
All Other	---	---	---	---	---	99,641	---	---	1,375,949	N/A
	---	$30,031,000	---	$726,191	$83,944,955	$2,691,687	$9,292,739	---	$65,366,118

SCHEDULE IV
INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
For the Years Ended December 31, 2005, 2004 and 2003

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

YEAR ENDED
DECEMBER 31, 2005
Title Insurance	$76,817,423	$316,133	$20,976	$76,522,266	0.03%

YEAR ENDED
DECEMBER 31, 2004
Title Insurance	$72,132,121	$294,639	$5,963	$71,843,445	0.01%

YEAR ENDED
DECEMBER 31, 2003
Title Insurance	$84,376,953	$438,229	$6,231	$83,944,955	0.01%

SCHEDULE V
INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts - Describe	Deductions-describe*		Balance at End of Period

2005
Premiums Receivable
Valuation Provision	$2,240,000	$5,399,734	$-	$(5,195,734)	(a)	$2,444,000

Reserves for Claims	$31,842,000	$8,164,783	$-	$(5,149,783)	(b)	$34,857,000

2004
Premiums Receivable
Valuation Provision	$2,474,000	$5,745,114	$-	$(5,979,114)	(a)	$2,240,000

Reserves for Claims	$30,031,000	$7,984,339	$-	$(6,173,339)	(b)	$31,842,000

2003
Premiums Receivable
Valuation Provision	$1,800,000	$6,222,767	$-	$(5,548,767)	(a)	$2,474,000

Reserves for Claims	$25,630,000	$9,292,739	$-	$(4,891,739)	(b)	$30,031,000

(a) Cancelled premiums
(b) Payments of claims, net of recoveries

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

10(i)	1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(viii) to Form 10-K for the year ended December 31, 1996

10(ii)
Form of Nonqualified Stock Option Agreement to Non-employee Directors dated May 13, 1997 under the 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(ix) to Form 10-Q for the quarter ended June 30, 1997

10(iii)	Form of Nonqualified Stock Option Agreement under 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(x) to Form 10-K for the year ended December 31, 1997

10(iv)	Form of Incentive Stock Option Agreement under 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(xi) to Form 10-K for the year ended December 31, 1997

10(v)
Form of Amendment to Incentive Stock Option Agreement between Investors Title Company and James Allen Fine, James Allen Fine, Jr., William Morris Fine, George Abbitt Snead, respectively, incorporated by reference to Exhibit 10(xii) to Form 10-Q for the quarter ended June 30, 2000

10(vi)	2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(xiii) to Form 10-K for the year ended December 31, 2000

10(vii)
Form of Employment Agreement dated November 17, 2003 with each of J. Allen Fine, James A. Fine, Jr. and W. Morris Fine, incorporated by reference to Exhibit 10(ix) to Form 10-K for the year ended December 31, 2003

10(viii)	Amended and Restated Employment Agreement dated June 1, 2004 with J. Allen Fine, incorporated by reference to Exhibit 10(x) to Form 10-Q for the quarter ended June 30, 2004

10(ix)
Form of Amended and Restated Employment Agreement dated June 1, 2004 with each of James A. Fine, Jr. and W. Morris Fine, incorporated by reference to Exhibit 10(xi) to Form 10-Q for the quarter ended June 30, 2004

10(x)	Nonqualified Deferred Compensation Plan dated June 1, 2004, incorporated by reference to Exhibit 10(xii) to Form 10-Q for the quarter ended June 30, 2004

10(xi)	Nonqualified Supplemental Retirement Benefit Plan dated November 17, 2003, incorporated by reference to Exhibit 10(xiii) to Form 10-Q for the quarter ended June 30, 2004

10(xii)	Death Benefit Plan Agreement dated April 1, 2004 with J. Allen Fine, incorporated by reference to Exhibit 10(xiv) to Form 10-Q for the quarter ended June 30, 2004

10(xiii)	Death Benefit Plan Agreement dated May 19, 2004 with James A. Fine, Jr., incorporated by reference to Exhibit 10(xv) to Form 10-Q for the quarter ended June 30, 2004

13	Portions of 2005 Annual Report to Shareholders incorporated by reference in this report as set forth in Parts I, II and IV hereof

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to Form 10-K for the year ended December 31, 2003

16	Letter regarding Change in Certifying Accountant, incorporated by reference to Exhibit 16 to Form 8-K dated September 24, 2004

21	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2003

23 (a)	Consent of Dixon Hughes PLLC

23 (b)	Consent of Deloitte & Touche LLP

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002