Form 10-Q
period 2006-03-31
INVESTORS TITLE CO
filed 2006-05-04
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State of incorporation)	(I.R.S. Employer Identification No.)

121 North Columbia Street, Chapel Hill, North Carolina 27514
(Address of principal executive offices) (Zip Code)

(919) 968-2200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_   No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer __   Accelerated filer ___ Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No   X

As of April 24, 2006, there were 2,835,272 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005
(Unaudited)

	March 31, 2006	December 31, 2005

Assets
Cash and cash equivalents	$6,050,394	$14,608,481

Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2006: $1,606,017; 2005: $1,719,190)	1,548,505	1,648,708
Available-for-sale, at fair value	89,637,349	75,472,342
Equity securities, available-for-sale, at fair value	12,016,054	9,437,678
Short-term investments	1,541,527	7,257,734
Other investments	1,322,866	1,336,111
Total investments	106,066,301	95,152,573

Premiums receivable, less allowance for doubtful accounts of $2,390,000 and $2,444,000 for 2006 and 2005, respectively	6,822,344	7,818,558
Accrued interest and dividends	1,029,136	1,010,198
Prepaid expenses and other assets	1,503,128	1,592,326
Property acquired in settlement of claims	413,480	359,980
Property, net	5,384,086	5,466,765
Deferred income taxes, net	2,731,959	2,462,647

Total Assets	$130,000,828	$128,471,528

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims (Note 2)	$35,551,000	$34,857,000
Accounts payable and accrued liabilities	6,688,423	7,928,384
Commissions and reinsurance payables	307,623	442,098
Current income taxes payable	979,123	946,790
Total liabilities	43,526,169	44,174,272

Commitments and Contingencies (Note7)
Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000;
2,548,115 and 2,549,434 shares issued and outstanding 2006 and 2005, respectively, excluding 295,361 and 297,783 shares 2006 and 2005,
respectively, of common stock held by the Company's subsidiary)	1	1
Retained earnings	84,118,443	81,477,022
Accumulated other comprehensive income (net unrealized gain on investments) (Note 3)	2,356,215	2,820,233
Total stockholders' equity	86,474,659	84,297,256

Total Liabilities and Stockholders' Equity	$130,000,828	$128,471,528

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Revenues:
Underwriting income:
Premiums written	$16,746,269	$17,246,037
Less-premiums for reinsurance ceded	114,643	139,079
Net premiums written	16,631,626	17,106,958
Investment income - interest and dividends	994,054	752,765
Net realized gain (loss) on sales of investments	561,647	(10,894)
Exchange services revenue (Note 5)	1,027,732	809,639
Other	963,789	671,111
Total	20,178,848	19,329,579

Operating Expenses:
Commissions to agents	6,283,396	6,991,749
Provision for claims (Note 2)	1,855,279	1,899,005
Salaries, employee benefits and payroll taxes (Notes 4 and 6)	5,005,847	5,367,312
Office occupancy and operations	1,465,313	1,349,206
Business development	505,658	427,473
Taxes, other than payroll and income	150,885	110,754
Premium and retaliatory taxes	342,068	399,545
Professional fees	587,622	437,930
Other	218,839	45,111
Total	16,414,907	17,028,085

Income Before Income Taxes	3,763,941	2,301,494

Provision For Income Taxes	889,000	721,000

Net Income	$2,874,941	$1,580,494

Basic Earnings Per Common Share (Note 4)	$1.13	$0.62

Weighted Average Shares Outstanding - Basic (Note 4)	2,549,070	2,564,490

Diluted Earnings Per Common Share (Note 4)	$1.11	$0.60

Weighted Average Shares Outstanding - Diluted (Note 4)	2,586,465	2,625,447

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

				Accumulated
				Other Comprehensive
				Income (Net
	Common Stock		Retained	Unrealized Gain (Loss)	Total Stockholders'
	Shares	Amount	Earnings	on Investments)	Equity

Balance, December 31, 2004	2,481,024	$1	$69,272,092	$3,235,178	$72,507,271
Net income			1,580,494		1,580,494
Dividends ($.04 per share)			(102,717)		(102,717)
Shares of common stock repurchased	(67,295)		(2,058,747)		(2,058,747)
Issuance of common stock in payment of
bonuses and fees	169		6,594		6,594
Stock options exercised	147,965		2,193,204		2,193,204
Net unrealized loss on investments				(512,859)	(512,859)

Balance, March 31, 2005	2,561,863	$1	$70,890,920	$2,722,319	$73,613,240

Balance, December 31, 2005	2,549,434	$1	$81,477,022	$2,820,233	$84,297,256
Net income			2,874,941		2,874,941
Dividends ($.06 per share)			(152,944)		(152,944)
Shares of common stock repurchased and retired	(3,741)		(159,796)		(159,796)
Issuance of common stock in payment of
bonuses and fees	112		5,045		5,045
Stock options exercised	2,310		48,095		48,095
Share-based compensation expense			26,080		26,080
Net unrealized loss on investments				(464,018)	(464,018)

Balance, March 31, 2006	2,548,115	$1	$84,118,443	$2,356,215	$86,474,659

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Operating Activities:
Net income	$2,874,941	$1,580,494
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	273,968	318,555
Amortization, net	33,188	17,173
Issuance of common stock in payment of bonuses and fees	5,045	6,594
Share-based compensation expense related to stock options	26,080	-
Benefit for losses on premiums receivable	(54,000)	-
Net (gain) loss on disposals of property	8,631	(18,800)
Net realized (gain) loss on sales of investments	(561,647)	10,894
Provision for claims	1,855,279	1,899,005
Provision (benefit) for deferred income taxes	(29,000)	137,095
Changes in assets and liabilities:
(Increase) decrease in receivables and other assets	1,066,974	(54,065)
Decrease in accounts payable and accrued liabilities	(1,239,961)	(520,936)
Decrease in commissions and reinsurance payables	(134,475)	(119,024)
Increase in current income taxes payable	32,333	190,639
Payments of claims, net of recoveries	(1,161,279)	(1,643,005)
Net cash provided by operating activities	2,996,077	1,804,619

Investing Activities:
Purchases of available-for-sale securities	(18,210,668)	(4,053,851)
Purchases of short-term securities	(136,773)	(758,764)
Purchases of and net earnings (losses) from other investments	(82,146)	(180,570)
Proceeds from sales and maturities of available-for-sale securities	1,290,617	3,410,716
Proceeds from maturities of held-to-maturity securities	101,000	-
Proceeds from sales and maturities of short-term securities	5,852,981	2,059,557
Proceeds from sales and distributions of other investments	95,390	49,340
Purchases of property	(200,095)	(244,301)
Proceeds from sales of property	175	22,800
Net change in pending trades	-	(2,029,570)
Net cash used in investing activities	(11,289,519)	(1,724,643)

Financing Activities:
Repurchases of common stock, net	(159,796)	(2,058,747)
Exercise of options	48,095	2,193,204
Dividends paid	(152,944)	(102,717)
Net cash provided by (used in) financing activities	(264,645)	31,740

Net Increase (Decrease) in Cash and Cash Equivalents	(8,558,087)	111,716
Cash and Cash Equivalents, Beginning of Period	14,608,481	4,726,443
Cash and Cash Equivalents, End of Period	$6,050,394	$4,838,159

Supplemental Disclosures:
Cash Paid During the Period for:
Income Taxes, net of refunds	$884,000	$405,000

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the "Notes to Consolidated Financial Statements" of Investors Title Company’s (“the Company”) Annual Report to Shareholders for the year ended December 31, 2005 for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

Reclassification - Certain 2005 amounts have been reclassified to conform to the 2006 classifications. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards No. 123 ("SFAS 123R"), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of SFAS 123R beginning in the first quarter of 2006.

Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” ("SFAS 123").

The Company is currently evaluating alternatives to the issuance of stock options, and as such, no options have been granted in 2006. If options are to be granted in future periods, the Company will continue to use the Black - Scholes option pricing model, which was previously used for the Company’s pro forma information required under SFAS 123.

As share-based compensation expense recognized in the consolidated statement of income for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company also accounted for forfeitures as they occurred.

Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 ("APB 25"), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting SFAS 123R. Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive. There was approximately $26,000 of compensation expense relating to shares vesting on or before March 31, 2006 included in salaries, employee benefits and payroll taxes of the consolidated statement of income for the three months ended March 31, 2006.

For purposes of pro forma disclosures under SFAS 123 for the three months ended March 31, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over their vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows:

Three Months Ended March 31, 2005
Net income as reported	$1,580,494
Add back issuance of common stock in payment of
bonuses and fees, net of tax	4,352
Deduct - total stock-based employee compensation expense determined
under fair value method for all awards, net of tax	(40,633)
Pro forma net income	$1,544,213
Net income per share:
Basic - as reported	$0.62
Basic - pro forma	$0.60

Diluted - as reported	$0.60
Diluted - pro forma	$0.59

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the three months ended March 31, 2006 and the twelve months ended December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005
Balance, beginning of period	$34,857,000	$31,842,000
Provision, charged to operations	1,855,279	8,164,783
Payments of claims, net of recoveries	(1,161,279)	(5,149,783)
Ending balance	$35,551,000	$34,857,000

The total reserve for all reported and unreported losses the Company incurred through March 31, 2006 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims for policies issued through March 31, 2006. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

Total comprehensive income for the three months ended March 31, 2006 and 2005 was $2,410,923 and $1,067,635, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company’s available-for-sale securities.

Note 4 - Earnings Per Common Share and Stock Options

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method were 37,395 and 60,957 for the three months ended March 31, 2006 and 2005, respectively.

The Company has adopted Employee Stock Option Purchase Plans (the "Plans") under which options to purchase shares (not to exceed 500,000 shares) of the Company's stock may be granted to key employees of the Company at a price not less than the market value on the date of grant. Options are exercisable and vest immediately or at 10% to 20% per year beginning on the date of grant and generally expire in five to ten years.

A summary of stock option transactions for all stock option plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding as of December 31, 2005	82,001	$20.50
Options granted	-	-
Options exercised	(1,570)	$18.83
Options cancelled/forfeited/expired	(1,170)	$26.12
Outstanding as of March 31, 2006	79,261	$20.45	4.93	$1,781,694

Exercisable as of March 31, 2006	41,961	$21.02	4.94	$919,383

Unvested as of March 31, 2006	37,300	$19.81	4.92	$862,311

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at March 31, 2006. There were no options excluded from the calculation as all options were in the money.

There was approximately $26,000 of compensation expense relating to shares vesting on or before March 31, 2006 included in salaries, employee benefits and payroll taxes of the consolidated statement of income for the three months ended March 31, 2006. As of March 31, 2006 there was approximately $264,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock awards plans. That cost is expected to be recognized over a weighted-average period of 4.92 years.

Note 5 - Segment Information

Consistent with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-deferred exchange services.

Three Months Ended March 31, 2006	Title Insurance	Exchange Services	All Other	Intersegment Elimination	Total
Operating revenues	$17,161,409	$1,027,732	$681,669	$(247,663)	$18,623,147
Investment income	892,880	7,697	111,267	(17,790)	994,054
Net realized gain on sales of investments	561,647	-	-	-	561,647
Total revenues	$18,615,936	$1,035,429	$792,936	$(265,453)	$20,178,848
Operating expenses	15,629,928	281,157	751,485	(247,663)	16,414,907
Income (loss) before income taxes	$2,986,008	$754,272	$41,451	$(17,790)	$3,763,941
Assets	$106,419,754	$872,056	$22,709,018	$-	$130,000,828

Three Months Ended March 31, 2005	Title Insurance	Exchange Services	All Other	Intersegment Elimination	Total
Operating revenues	$17,405,948	$809,639	$534,182	$(162,061)	$18,587,708
Investment income	698,406	3,452	62,420	(11,513)	752,765
Net realized loss on sales of investments	(10,894)	-	-	-	(10,894)
Total revenues	$18,093,460	$813,091	$596,602	$(173,574)	$19,329,579
Operating expenses	16,401,407	190,389	598,349	(162,060)	17,028,085
Income (loss) before income taxes	$1,692,053	$622,702	$(1,747)	$(11,514)	$2,301,494
Assets	$95,715,075	$1,256,760	$15,097,995	$-	$112,069,830

Operating revenues represent net premiums written and other revenues.

Note 6 - Retirement and Other Postretirement Benefit Plans

On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The plan is unfunded. The following sets forth the net periodic benefits cost for the executive benefits for the quarters ended March 31, 2006 and 2005:

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
Service cost at beginning of quarter	$3,557	$3,592
Interest cost for the quarter	3,515	3,419
Amortization of unrecognized prior service cost	4,681	5,096
Net periodic benefits costs	$11,753	$12,107

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2005 Annual Report on Form 10-K and 2005 Annual Report to Shareholders should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

Overview

Title Insurance: Investors Title Company (the "Company") engages primarily in two segments of business. Its dominant business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and Northeast Investors Title Insurance Company ("NE-ITIC"), which accounted for 91.8% of the Company’s operating revenues in 2006. Through ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property. The commitment and policies issued are predominantly the standard American Land Title Association approved forms.

There are two basic types of title insurance policies - one for the mortgage lender and one for the real estate owner. A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender's title insurance policy does not protect the property owner. The property owner has to purchase a separate owner's title insurance policy to protect their investment. When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property. If a claim is made against real property, title insurance provides a corporate guarantee against insured defects, pays all legal expenses to eliminate any title defects, pays any claims arising from errors in title examination and recording, and pays any losses arising from hidden defects in title and defects that are not of record. Title insurance provides an assurance that the insurance holder's ownership of such property will be defended promptly against claims, at no cost, whether or not the claim is valid.

ITIC delivers title insurance coverage through a home office, branch offices and issuing agents. In North Carolina, ITIC issues policies primarily through a home office and 27 branch offices. The Company also has branch offices in South Carolina and Nebraska. Title policies are issued through issuing agents in other states. Issuing agents are typically real estate attorneys or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory. The ability to attract and retain issuing agents is a key determinant of the Company’s growth in premiums written.

The Company's overall level of premiums written in the land title insurance industry is affected by a number of factors, including the level of interest rates, the availability of mortgage funds, the level of real estate transactions and mortgage refinance activity, the cost of real estate, employment levels, family income levels and general economic conditions. Generally, real estate activity declines as a result of higher interest rates or an economic downturn, thus leading to a corresponding decline in title insurance premiums written and profitability of the Company. The cyclical nature of the land title insurance industry has historically caused fluctuations in revenues and profitability and it is expected to continue to do so in the future. Revenues for this segment result from refinance activity, purchases of new and existing residential and commercial real estate and certain other types of mortgage lending such as home equity lines of credit.

Volume is a key factor in the Company's profitability due to the existence of fixed costs such as personnel and occupancy expenses associated with the support of the issuance of title insurance policies and of general corporate operations. These expenses will be incurred by the Company regardless of the level of premiums written. The resulting operating leverage has historically tended to amplify the impact of changes in volume on the Company’s profitability.

Since the title insurance business generally is closely related to the overall level of real estate activity, and title insurance volumes generally fluctuate based on the effect changes in interest rates have on the level of real estate activity, any substantial increases in interest rates will likely have a negative impact on mortgage originations. Operating results for the quarter ended March 31, 2006, therefore, should not be viewed as indicative of the Company's future operating results.

The Company continues to monitor and strives to manage operating expenses such as salaries, employee benefits and office occupancy and operations to offset the cyclical nature of the real estate market and with knowledge of the potential for further declines in title insurance revenues if interest rates continue to rise or the economy slows.

Exchange Services: The Company's second segment provides customer services in connection with tax-deferred real property exchanges through its subsidiaries, Investors Title Exchange Corporation ("ITEC") and Investors Title Accommodation Corporation ("ITAC"). ITEC serves as a qualified intermediary in §1031 like-kind exchanges of real or personal property. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction with the closing agents. ITEC's duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period. ITAC serves as exchange accommodation titleholder in reverse exchanges. As exchange accommodation titleholder, ITAC offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.

Factors that influence the title insurance industry will also generally affect the exchange services industry. In addition, the services provided by the Company’s exchange services are pursuant to provisions in the Internal Revenue Code. From time to time, these exchange provisions are subject to review and proposed changes.

On February 3, 2006, the IRS proposed new regulations which, if adopted, may negatively affect the ability of qualified intermediaries to retain interest earned on exchange funds held during exchange transactions. If passed as proposed, these regulations would adversely impact the exchange services segment and the Company’s revenue and net income, since a major portion of the exchange segment's revenues are based on interest income earned on deposits held by the Company. A public hearing on the proposed regulation is currently scheduled for June 6, 2006.

Other Services: In 2003, the Company formed Investors Capital Management Company (“ICMC”) to supplement its traditional lines of business. Investors Trust Company ("INTC"), wholly owned by the Company, was chartered on February 17, 2004 by the North Carolina Commissioner of Banks. INTC and ICMC provide investment management and trust services to individuals, companies, banks and trusts.

Critical Accounting Estimates and Policies

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments. During the quarter ended March 31, 2006, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. Actual results could differ from these estimates.

Results of Operations

For the quarter ended March 31, 2006, net premiums written decreased 2.8% to $16,631,626, investment income increased 32.1% to $994,054, total revenues increased 4.4% to $20,178,848 and net income increased 81.9% to $2,874,941, all compared with the same quarter in 2005. Net income per basic and diluted common share increased 82.3% and 85.0%, respectively, to $1.13 and $1.11, compared with the same prior year period.

Total revenues slightly exceeded the prior year period primarily due to a gain on the sale of investment securities, an increase in fee income generated by the Company’s Trust division and an increase in investment income. Income in the exchange services segment also increased principally due to higher levels of interest earned on exchange funds. Offsetting these increases was a decline in the Company’s net premiums written resulting predominantly from lower levels of real estate activity in the Company’s operating territories. Profit margin improved as overall operating expenses decreased.

Operating revenues: Operating revenues include premiums written and reinsurance assumed, net of reinsurance ceded (net premiums written) plus other income as well as gains and losses on the disposal of fixed assets. Investment income and realized gains/losses are not included in operating revenues and are discussed separately following operating revenues.

According to data published by Freddie Mac, the quarterly average 30-year fixed mortgage interest rates in the United States increased to 6.24% for the quarter ended March 31, 2006, compared with 5.76% for the quarter ended March 31, 2005. The volume or total number of policies and commitments issued declined in the first quarter of 2006 to 61,097, a decrease of 1.5% compared with 61,997 policies and commitments issued in the same period in 2005.

In the first quarter of 2006, net premiums declined primarily as a result of an overall higher interest rate environment, causing lower levels of real estate activity in the Company’s operating territories. Although total premiums decreased, premiums in North Carolina, the Company’s largest market, were favorably impacted by the ongoing strength in real estate activity in North Carolina.

Following is a schedule of premiums written for the three months ended March 31, 2006 and 2005 in all states in which the Company’s two insurance subsidiaries, ITIC and NE-ITIC, currently underwrite insurance:

	2006	2005
Alabama	$243,636	$350,730
Florida	278,335	309,609
Illinois	247,895	212,780
Kentucky	573,498	438,967
Maryland	373,769	372,646
Michigan	877,309	1,111,407
Minnesota	337,169	268,800
Mississippi	134,452	263,351
Nebraska	134,310	205,318
New York	503,596	586,005
North Carolina	8,441,482	7,758,779
Pennsylvania	315,912	378,825
South Carolina	1,402,073	2,047,893
Tennessee	666,323	567,848
Virginia	1,674,103	1,742,852
West Virginia	455,418	429,554
Other States	80,563	186,627
Direct Premiums	16,739,843	17,231,991
Reinsurance Assumed	6,426	14,046
Reinsurance Ceded	(114,643)	(139,079)
Net Premiums	$16,631,626	$17,106,958

Following is a breakdown of branch and agency premiums for the quarter ended March 31:

	2006	%	2005	%
Branch	$7,727,025	46	$7,249,829	42
Agency	8,904,601	54	9,857,129	58
Total	$16,631,626	100	$17,106,958	100

Net premiums written from branch operations increased 6.6% and decreased 3.0% for the quarters ended March 31, 2006 and 2005, respectively, as compared with the same period in the prior year. Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina and, as a result, branch net premiums written primarily represent North Carolina business and were favorably impacted by the ongoing strength in this state’s market.

Total premiums written were negatively impacted by a decrease in the Company’s agency business. Agency net premiums written decreased 9.7% and increased 3.5% for the three months ended March 31, 2006 and 2005, respectively, compared with the same period in the prior year.

Investment income increased 32.1% from the first quarter of 2005 to the same period in 2006. The increase was primarily attributable to increases in the average investment portfolio balance and partially to higher rates of interest earned on short-term investments.

Net realized gains on the sale of investment securities totaled $561,647 for the three months ended March 31, 2006, compared with net realized losses of $10,894 for the corresponding period in 2005. The increase was the result of capital gains realized on several equity securities sold during the first quarter primarily due to a repositioning of the Company’s investment portfolio and in response to market changes.

Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) increased 26.9% compared with the first quarter of 2005. The increase in 2006 was primarily due to higher levels of interest income earned on exchange fund deposits held by the Company, resulting from higher current interest rates and an increased demand for qualified intermediary services. The Company has also focused on increased marketing and education efforts.

Other revenues include agency management fees and investment management fee income, as well as search fee and other ancillary fee income. Other revenues increased 43.6% in 2006 compared with the first quarter of the prior year, primarily due to increases in search fee and investment management fee income generated by the Company’s Trust division.

Expenses: The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations. Total operating expenses decreased 3.6% for the three-month period ended March 31, 2006 compared with the same period in 2005. This decrease was due primarily to decreases in commissions to agents and salaries, employee benefits and payroll taxes, partially offset by increases in other expenses and professional fees. A summary by segment of the Company’s operating expenses is as follows for the three months ended March 31:

	2006	%	2005	%
Title insurance	$15,408,360	94	$16,247,644	95
Exchange services	262,759	2	183,105	1
All other	743,788	4	597,336	4
	$16,414,907	100	$17,028,085	100

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents decreased 10.1% from the prior year first quarter primarily due to decreased premiums from agency operations in 2006 as noted previously. Commissions as a percentage of agency premiums were 70.6% and 70.9% for the first quarter 2006 and 2005, respectively.

 The provision for claims as a percentage of net premiums written was 11.2% for the three months ended March 31, 2006, versus 11.1% for the same period in 2005. Loss provision rates are subject to variability and are reviewed and adjusted as experience develops. Declining economic conditions and/or declines in transaction volumes have historically been factors in increased claim expenses due to increased mechanics liens, defalcations and other matters which may be discovered during property foreclosures. Title claims are typically reported and paid within the first several years of policy issuance. The provision reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.

At March 31, 2006, the total reserves for claims were $35,551,000. Of that total, $5,081,743 was reserved for specific claims and $30,469,257 was reserved for claims for which the Company had no notice.

On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 24.8% and 27.8% for the three months ended March 31, 2006 and 2005, respectively. The decrease in salaries, employee benefits and payroll taxes in 2006 was primarily attributed to compensation expense in the first quarter of 2005 totaling $598,484 resulting from shares purchased by ITIC related to the exercise of nonqualified stock options by three related parties. The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 87.2% and 90.5% of the total consolidated amount for the three months ended March 31, 2006 and 2005, respectively.

Overall office occupancy and operations as a percentage of total revenues was 7.3% and 7.0% for the three months ended March 31, 2006 and 2005, respectively. The increase in office occupancy and operations expense was due to an increase in various items, including computer hardware expenses, postage and maintenance services.

Professional fees for the three months ended March 31, 2006 compared with the same period in 2005 increased primarily due to additional consulting fees and contract labor incurred in 2006.

Other expenses primarily include miscellaneous operating expenses of the Trust division and other miscellaneous expenses of the title segment. Other expenses increased for the quarter ended March 31, 2006 compared with the same period in the prior year due to the related growth in other revenues, as noted previously.

Income Taxes: The provision for income taxes was 23.6% and 31.3% of income before income taxes for the quarters ended March 31, 2006 and 2005, respectively. The decrease in the effective rate for the quarter ended March 31, 2006 was primarily due to an increase in tax-exempt investment income relative to total taxable income.

Liquidity and Capital Resources

Cash flows: Net cash provided by operating activities for the three months ended March 31, 2006, amounted to $2,996,077 compared with $1,804,619 for the same three-month period of 2005. Cash flow from operations has been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and other requirements. The increase in net cash provided by operating activities is primarily the result of the increase in net income. The principal non-operating uses of cash and cash equivalents for the three month periods ended March 31, 2006 and 2005 were additions to the investment portfolio and financing activities.

Payment of dividends: The Company’s significant sources of funds are dividends and distributions from its subsidiaries. The holding company receives cash from its subsidiaries in the form of dividends and as reimbursements for operating and other administrative expenses. The Company’s ability to pay dividends and operating expenses is dependent on funds received from the insurance subsidiaries, which are subject to regulation in the states in which they do business. These regulations, among other things, require prior regulatory approval of the payment of dividends and other intercompany transfers. The Company believes, however, that amounts available for transfer from the insurance subsidiaries are adequate to meet the Company’s operating needs.

Liquidity: Due to the Company’s consistent ability to generate positive cash flows from its operations, management believes that funds generated from operations will enable the Company to adequately meet its anticipated cash needs and is unaware of any trend or occurrence that is likely to result in adverse liquidity changes. The Company’s cash requirements include operating expenses, taxes, capital expenditures and dividends on its common stock. In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities. As of March 31, 2006, the Company held cash and cash equivalents of $6,050,394, short-term investments of $1,541,527 and fixed maturities securities of $91,185,854.

Capital Expenditures: During 2006, the Company has plans for various capital improvement projects, including several software development projects. The Company anticipates capital expenditures of approximately $2,000,000 in connection with these projects and additional purchases of electronic data processing equipment.

Off-Balance Sheet Arrangements and Contractual Obligations: It is not the general practice of the Company to enter into off-balance sheet arrangements nor is it the policy of the Company to issue guarantees to third parties. Off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, payments due under various agreements with third-party service providers, and unaccrued obligations pursuant to certain executive employment agreements.

The total reserve for all reported and unreported losses the Company incurred through March 31, 2006 is represented by the reserves for claims. Information regarding the claims reserve can be found in Note 2 to the consolidated financial statements of this Form 10-Q. Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

As of April 26, 2006, the Company has entered into an agreement to purchase a 45% membership interest in a new title insurance agency for approximately $350,000.

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

New Accounting Standards

Refer to Note 1 to the consolidated financial statements for a discussion of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which was adopted in the first quarter of 2006.

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

Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following: (1) the Company’s results of operations and financial condition are susceptible to housing markets and changes in mortgage interest rates and general economic conditions; (2) insurance regulations limit the ability of the Company's insurance subsidiaries to pay dividends to it without prior regulatory approval; (3) losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; (4) the Company's insurance and non-insurance subsidiaries are subject to complex state government regulations and other various regulations; (5) the performance of the Company's investments depends on conditions that are outside its control; (6) the Company may encounter difficulties managing growth, which could adversely affect its results; (7) competition in the Company’s business affects its revenues; and (8) the Company's success depends on its ability to attract and retain key personnel and agents. These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Company’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Company’s 2005 Annual Report on Form 10-K for the period ended December 31, 2005.

 Item 4. Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. An evaluation was performed by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) under the Act as of March 31, 2006. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006. In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)   None
(b)   None
(c)   The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended March 31, 2006 of equity securities that are registered by the Company ursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				398,722
01/01/06 - 01/31/06	1,650	$42.43	1,650	397,072
02/01/06 - 02/28/06	N/A	N/A	-	397,072
03/01/06 - 03/31/06	2,091	$42.94	2,091	394,981
Total:	3,741	$42.71	3,741	394,981

(1)	For the quarter ended March 31, 2006, ITIC purchased an aggregate of 3,741 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.

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

(3)	ITIC and ITC intend to make further purchases under this Plan.

Item 6. Exhibits

10 (i)	Form of Nonqualified Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan

10 (ii)	Form of Nonqualified Stock Option Agreement to Non-employee Directors under the 2001 Stock Option and Restricted Stock Plan

10 (iii)	Form of Incentive Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan

31 (i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 (ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS TITLE COMPANY

By:	/s/ James A. Fine, Jr.
James A. Fine, Jr.
President, Principal Financial Officer and Principal Accounting Officer

Dated: May 4, 2006