Form 10-Q
period 2006-06-30
INVESTORS TITLE CO
filed 2006-08-07
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________to

Commission File Number: 0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State of Incorporation)	(I.R.S. Employer Identification No.)

121 North Columbia Street, Chapel Hill, North Carolina 27514
(Address of Principal Executive Offices) (Zip Code)

(919) 968-2200
(Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesX  No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer __  Accelerated filer ___  Non-accelerated filer X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

As of July 27, 2006, there were 2,824,878 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005
(Unaudited)

	June 30, 2006	December 31, 2005

Assets
Cash and cash equivalents	$3,691,551	$14,608,481

Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2006: $1,242,990; 2005: $1,719,190)	1,199,924	1,648,708
Available-for-sale, at fair value	91,429,904	75,472,342
Equity securities, available-for-sale, at fair value	11,872,205	9,437,678
Short-term investments	4,386,825	7,257,734
Other investments	1,662,557	1,336,111
Total investments	110,551,415	95,152,573

Premiums receivable, less allowance for doubtful accounts of $2,603,000 and $2,444,000 for 2006 and 2005, respectively	7,680,380	7,818,558
Accrued interest and dividends	1,102,015	1,010,198
Prepaid expenses and other assets	2,021,482	1,592,326
Property acquired in settlement of claims	413,480	359,980
Property, net	5,907,523	5,466,765
Deferred income taxes, net	2,917,684	2,462,647

Total Assets	$134,285,530	$128,471,528

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims (Note 2)	$35,866,000	$34,857,000
Accounts payable and accrued liabilities	8,579,869	7,928,384
Commissions and reinsurance payable	358,385	442,098
Current income taxes payable	279,123	946,790
Total liabilities	45,083,377	44,174,272

Commitments and Contingencies (Note 7)
Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000;
2,534,036 and 2,549,434 shares issued and outstanding 2006 and 2005, respectively, excluding 291,792 and 297,783 shares 2006 and 2005,
respectively, of common stock held by the Company's subsidiary)	1	1
Retained earnings	87,591,774	81,477,022
Accumulated other comprehensive income (net unrealized gain on investments) (Note 3)	1,610,378	2,820,233
Total stockholders' equity	89,202,153	84,297,256

Total Liabilities and Stockholders' Equity	$134,285,530	$128,471,528

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Revenues:
Underwriting income:
Premiums written	$19,222,175	$20,052,131	$35,968,444	$37,298,168
Less - premiums for reinsurance ceded	98,584	45,736	213,227	184,815
Net premiums written	19,123,591	20,006,395	35,755,217	37,113,353
Investment income - interest and dividends	1,034,696	808,559	2,028,750	1,561,324
Net realized gain (loss) on sales of investments	(17,190)	30,801	544,457	19,907
Exchange services revenue (Note 5)	1,908,357	1,239,793	2,936,089	2,049,432
Other	1,077,167	768,514	2,040,956	1,439,625
Total	23,126,621	22,854,062	43,305,469	42,183,641

Operating Expenses:
Commissions to agents	7,289,322	7,848,781	13,572,718	14,840,530
Provision for claims (Note 2)	2,030,412	2,172,108	3,885,691	4,071,113
Salaries, employee benefits and payroll taxes (Notes 4 and 6)	4,917,022	4,413,567	9,922,869	9,780,879
Office occupancy and operations	1,266,042	1,239,870	2,731,355	2,589,076
Business development	547,505	464,388	1,053,163	891,861
Taxes, other than payroll and income	146,007	209,230	296,892	319,984
Premium and retaliatory taxes	328,542	393,770	670,610	793,315
Professional fees	737,534	653,251	1,325,156	1,091,181
Other	219,728	66,099	438,567	111,210
Total	17,482,114	17,461,064	33,897,021	34,489,149

Income Before Income Taxes	5,644,507	5,392,998	9,408,448	7,694,492

Provision For Income Taxes	1,328,970	1,531,000	2,217,970	2,252,000

Net Income	$4,315,537	$3,861,998	$7,190,478	$5,442,492

Basic Earnings Per Common Share (Note 4)	$1.70	$1.51	$2.83	$2.12

Weighted Average Shares Outstanding - Basic (Note 4)	2,537,883	2,563,094	2,543,475	2,563,793

Diluted Earnings Per Common Share (Note 4)	$1.68	$1.48	$2.79	$2.08

Weighted Average Shares Outstanding - Diluted (Note 4)	2,572,062	2,607,611	2,578,743	2,616,418

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

				Accumulated
				Other Comprehensive
				Income (Net	Total
	Common Stock		Retained	Unrealized Gain (Loss)	Stockholders'
	Shares	Amount	Earnings	on Investments)	Equity

Balance, December 31, 2004	2,481,024	$1	$69,272,092	$3,235,178	$72,507,271
Net income			5,442,492		5,442,492
Dividends ($.08 per share)			(205,294)		(205,294)
Shares of common stock repurchased	(68,730)		(2,111,772)		(2,111,772)
Issuance of common stock in payment of bonuses and fees	169		6,595		6,595
Stock options exercised	151,995		2,240,537		2,240,537
Net unrealized loss on investments				(48,763)	(48,763)

Balance, June 30, 2005	2,564,458	$1	$74,644,650	$3,186,415	$77,831,066

Balance, December 31, 2005	2,549,434	$1	$81,477,022	$2,820,233	$84,297,256
Net income			7,190,478		7,190,478
Dividends ($.12 per share)			(305,220)		(305,220)
Shares of common stock repurchased	(500)		(22,445)		(22,445)
Shares of common stock repurchased and retired	(21,389)		(925,990)		(925,990)
Issuance of common stock in payment of bonuses and fees	236		10,085		10,085
Stock options exercised	6,255		107,169		107,169
Share based compensation expense			36,297		36,297
Change in investment accounting method			24,378		24,378
Net unrealized loss on investments				(1,209,855)	(1,209,855)

Balance, June 30, 2006	2,534,036	$1	$87,591,774	$1,610,378	$89,202,153

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Operating Activities:
Net income	$7,190,478	$5,442,492
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	528,423	519,052
Amortization, net	78,756	36,125
Issuance of common stock in payment of bonuses and fees	10,085	6,595
Share based compensation expense related to stock options	36,297	-
Provision for losses on premiums receivable	159,000	121,000
Net gain on disposals of property	(2,149)	(25,849)
Net realized gain on sales of investments	(544,457)	(19,907)
Provision for claims	3,885,691	4,071,113
Provision for deferred income taxes	170,970	155,000
Changes in assets and liabilities:
Increase in receivables and other assets	(595,295)	(2,162,690)
Increase (decrease) in accounts payable and accrued liabilities	1,876,185	(15,148)
Decrease in commissions and reinsurance payables	(83,713)	(74,829)
Decrease in current income taxes payable	(667,667)	(10,138)
Payments of claims, net of recoveries	(2,876,691)	(2,764,113)
Net cash provided by operating activities	9,165,913	5,278,703

Investing Activities:
Purchases of available-for-sale securities	(27,667,588)	(21,568,875)
Purchases of short-term securities	(1,947,399)	(10,473,089)
Purchases of and net earnings (losses) from other investments	(528,019)	(318,421)
Proceeds from sales and maturities of available-for-sale securities	7,898,120	28,841,837
Proceeds from maturities of held-to-maturity securities	456,000	452,000
Proceeds from sales and maturities of short-term securities	4,818,308	938,862
Proceeds from sales and distributions of other investments	244,258	76,461
Other investment transactions	(18,305)	-
Purchases of property	(1,007,892)	(320,452)
Proceeds from disposals of property	17,175	31,607
Other property transactions	23,685	-
Net change in pending trades	(1,224,700)	(1,928,148)
Net cash used in investing activities	(18,936,357)	(4,268,218)

Financing Activities:
Repurchases of common stock, net	(948,435)	(2,111,772)
Exercise of options	107,169	2,240,537
Dividends paid	(305,220)	(205,294)
Net cash used in financing activities	(1,146,486)	(76,529)

Net Increase (Decrease) in Cash and Cash Equivalents	(10,916,930)	933,956
Cash and Cash Equivalents, Beginning of Period	14,608,481	4,726,443
Cash and Cash Equivalents, End of Period	$3,691,551	$5,660,399

Supplemental Disclosures:
Cash Paid During the Period for:
Income Taxes, net of refunds	$2,707,000	$2,114,000

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the "Notes to Consolidated Financial Statements" of Investors Title Company’s (“the Company”) Annual Report to Shareholders for the year ended December 31, 2005 for a complete description of the Company's significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial states have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter and the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Reclassification - Certain 2005 amounts have been reclassified to conform to 2006 classifications. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of SFAS 123R beginning in the first quarter of 2006.

Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

As share-based compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25, (“APB 25”), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting SFAS 123R. Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the exercise price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

A comparison of reported net earnings for 2006 and 2005, and proforma net earnings for 2005, including effects of expensing stock options is as follows:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net income as reported	$4,315,537	$3,861,998	$7,190,478	$5,442,492
Add back issuance of common stock in payment of bonuses and fees, net of tax	-	-	-	4,352
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	-	(36,564)	-	(77,197)
Actual or pro forma net income	$4,315,537	$3,825,434	$7,190,478	$5,369,647
Net income per share:
Basic - as reported	$1.70	$1.51	$2.83	$2.12
Basic - pro forma		$1.49		$2.09

Diluted - as reported	$1.68	$1.48	$2.79	$2.08
Diluted - pro forma		$1.47		$2.05

Stock option expense included in net income	$10,217	-	$36,297	-

As a result of adopting SFAS 123R, the Company’s income before income taxes for the three and six months ended June 30, 2006, were lower by $10,217 and $36,297, respectively, than if it had continued to account for share-based compensation under APB 25. The net income for the three and six months ended June 30, 2006, were lower by $7,052 and $33,132, respectively than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have remained the same, while the earnings per share for the six months ended June 30, 2006 would have increased to $2.84 per share basic and $2.80 per share diluted.

SFAS 123R also requires a change to the statement of cash flow classification of certain tax benefits from share-based compensation deductions beginning on January 1, 2006. As there was no tax benefit recorded for the six months ended June 30, 2005, no adjustment was necessary.

Recently Issued Accounting Standards - In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the six months ended June 30, 2006 and the year ended December 31, 2005 were as follows:

	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005
Balance, beginning of year	$34,857,000	$31,842,000
Provision, charged to operations	3,885,691	8,164,783
Payments of claims, net of recoveries	(2,876,691)	(5,149,783)
Ending balance	$35,866,000	$34,857,000

The total reserve for all reported and unreported losses the Company incurred through June 30, 2006 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims for policies issued through June 30, 2006. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the Company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

Total comprehensive income for the three months ended June 30, 2006 and 2005 was $3,569,700 and $4,326,094, respectively. Comprehensive income for the six months ended June 30, 2006 and 2005 was $5,980,623 and $5,393,729, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share and Stock Options

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method were 34,179 and 44,517 for the three months ended June 30, 2006 and 2005, respectively and 35,268 and 52,625 for the six months ended June 30, 2006 and 2005, respectively.

The Company has adopted Employee Stock Option Purchase Plans (the "Plans") under which options or Stock Appreciation Rights, (“SARS”) to purchase shares (not to exceed 500,000 shares) of the Company's stock may be granted to key employees of the Company at a price not less than the market value on the date of grant. SARS and options, which are predominantly incentive stock options, are exercisable and vest immediately or within one year or at 10% to 20% per year beginning on the date of grant and generally expire in five to ten years.

A summary of stock option transactions for all stock option plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term (years)	Value
Outstanding as of December 31, 2005	82,001	$20.50
Options granted	3,000	$43.78
Options exercised	(6,215)	$16.96
Options cancelled/forfeited/expired	(1,610)	$22.12
Outstanding as of June 30, 2006	77,176	$21.66	4.79	$1,742,144

Exercisable as of June 30, 2006	42,611	$22.29	4.54	$934,719

Unvested as of June 30, 2006	34,565	$20.87	5.10	$807,425

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at June 30, 2006. There were no options excluded from the calculation as all options were in the money. The intrinsic value of options exercised during the six months ended June 31, 2006 was approximately $163,000.

During the second quarter of 2006, the Company issued 3,000 Stock Settled Stock Appreciation Rights to the directors of the Company. SARS give the holder the right to receive stock in the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments. As such, these were valued using the Black-Scholes option valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions noted in the following table. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average-fair value for the SARS issued was $13.96 and was estimated using the following weighted-average assumptions:

2006
Expected Life in Years	5.0
Volatility	27.16%
Interest Rate	4.97%
Yield Rate	0.55%

There was approximately $36,000 of compensation expense relating to shares vesting on or before June 30, 2006 included in salaries, employee benefits and payroll taxes of the consolidated statement of income for the six months ended June 30, 2006. As of June 30, 2006 there was approximately $313,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock awards plans. That cost is expected to be recognized over a weighted-average period of 4.79 years.

Note 5 - Segment Information

Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-deferred exchange services.

Three Months Ended June 30, 2006	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$19,489,246	$1,908,357	$887,455	$(175,943)	$22,109,115
Investment income	910,548	3,716	138,042	(17,610)	1,034,696
Net realized loss on sales of investments	(17,190)	-	-	-	(17,190)
Total revenues	$20,382,604	$1,912,073	$1,025,497	$(193,553)	$23,126,621
Operating expenses	16,477,592	267,671	912,794	(175,943)	17,482,114
Income (loss) before income taxes	$3,905,012	$1,644,402	$112,703	$(17,610)	$5,644,507
Assets, net	$110,626,511	$1,210,531	$22,448,488	$-	$134,285,530

Three Months Ended June 30, 2005	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$20,420,945	$1,239,793	$529,332	$(175,368)	$22,014,702
Investment income (loss)	750,575	(809)	70,446	(11,653)	808,559
Net realized gain on sales of investments	30,801	-	-	-	30,801
Total revenues	$21,202,321	$1,238,984	$599,778	$(187,021)	$22,854,062
Operating expenses	16,826,461	178,954	631,018	(175,369)	17,461,064
Income (loss) before income taxes	$4,375,860	$1,060,030	$(31,240)	$(11,652)	$5,392,998
Assets, net	$99,133,057	$1,775,538	$16,880,689	$-	$117,789,284

Six Months Ended June 30, 2006	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$36,650,655	$2,936,089	$1,569,124	$(423,606)	$40,732,262
Investment income	1,803,428	11,413	249,309	(35,400)	2,028,750
Net realized gain on sales of investments	544,457	-	-	-	544,457
Total revenues	$38,998,540	$2,947,502	$1,818,433	$(459,006)	$43,305,469
Operating expenses	32,107,520	548,828	1,664,279	(423,606)	33,897,021
Income (loss) before income taxes	$6,891,020	$2,398,674	$154,154	$(35,400)	$9,408,448
Assets, net	$110,626,511	$1,210,531	$22,448,488	$-	$134,285,530

Six Months Ended June 30, 2005	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$37,826,893	$2,049,432	$1,063,514	$(337,429)	$40,602,410
Investment income	1,448,981	2,643	132,866	(23,166)	1,561,324
Net realized gain on sales of investments	19,907	-	-	-	19,907
Total revenues	$39,295,781	$2,052,075	$1,196,380	$(360,595)	$42,183,641
Operating expenses	33,227,868	369,343	1,229,367	(337,429)	34,489,149
Income (loss) before income taxes	$6,067,913	$1,682,732	$(32,987)	$(23,166)	$7,694,492
Assets, net	$99,133,057	$1,775,538	$16,880,689	$-	$117,789,284

Operating revenues represent net premiums written and other revenues.

Note 6 - Retirement and Other Postretirement Benefit Plans

On November 17, 2003, Investors Title Insurance Company entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The plan is unfunded. The following sets forth the net periodic benefits cost for the executive benefits for the three and six months ended June 30, 2006 and 2005:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Service cost	$3,557	$3,591	$7,114	$7,183
Interest cost	3,515	3,419	7,030	6,838
Amortization of unrecognized prior service cost	4,681	4,802	9,362	9,898
Amortization of unrecognized gains or losses	-	-	-	-
Net periodic benefits costs	$11,753	$11,812	$23,506	$23,919

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 2005 Annual Report on Form 10-K and 2005 Annual Report to Shareholders should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

Overview

Title Insurance: Investors Title Company (the "Company") engages primarily in two segments of business. Its primary business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and Northeast Investors Title Insurance Company ("NE-ITIC") which accounted for 90% of the Company’s operating revenues in 2006. Through ITIC and NE-ITIC, the Company underwrites land title insurance for real estate owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property. The commitment and policies issued are predominately the standard American Land Title Association approved forms.

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

ITIC delivers title insurance coverage through a home office, branch offices and issuing agents. In North Carolina, ITIC issues policies primarily through a home office and 27 branch offices. The Company also has branch offices in South Carolina and Nebraska. Title policies are issued primarily through issuing agents in other states. Issuing agents are typically real estate attorneys or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory. The ability to attract and retain issuing agents is a key determinant of the Company’s growth in premiums written.

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

Since the title insurance business generally is closely related to the overall level of real estate activity, and title insurance volumes generally fluctuate based on the effect changes in interest rates have on the level of real estate activity, any substantial increases in interest rates will likely have a negative impact on mortgage originations. Operating results for the six months ended June 30, 2006, therefore, should not be viewed as indicative of the Company’s future operating results.

The Company continues to monitor and strives to manage operating expenses such as office occupancy and operations and salaries, employee benefits and payroll taxes to offset the cyclical nature of the real estate market and with knowledge of the potential for further declines in title insurance revenues if interest rates continue to rise or the economy slows.

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

On February 3, 2006, the IRS proposed new regulations which, if adopted, may negatively affect the ability of qualified intermediaries to retain interest earned on exchange funds held during exchange transactions. If passed as proposed, these regulations would materially adversely impact the exchange services segment and the Company’s net income, since a major portion of the exchange segment’s revenues are based on interest income earned on deposits held by the Company. A public hearing on the proposed regulation was held on June 6, 2006, but no official response has been issued by the IRS on whether or not they plan to finalize the regulations as proposed.

Other Services: In 2003, the Company formed Investors Capital Management Company (“ICMC”) to supplement its traditional lines of business. Investors Trust Company ("INTC"), wholly owned by the Company, was chartered in 2004 by the North Carolina Commissioner of Banks. INTC and ICMC provides investment management and trust services to individuals, companies, banks and trusts.

Critical Accounting Estimates and Policies

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments. Actual results could differ from these estimates. During the quarter and six months ended June 30, 2006, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Results of Operations

For the second quarter ended June 30, 2006, net premiums written decreased 4.4% to $19,123,591, investment income increased 28.0% to $1,034,696, revenues increased 1.2% to $23,126,621 and net income increased 11.7% to $4,315,537, all compared with the second quarter of 2005. Net income per basic and diluted common share increased 12.6% and 13.5%, respectively, to $1.70 and $1.68 compared with the prior year quarter. For the second quarter of 2006, the title insurance segment's operating revenues decreased 4.1% compared with the second quarter of 2005, while the exchange services segment's operating revenues increased 53.9% for the second quarter of 2006, compared with the same quarter in 2005.

For the six-month period ended June 30, 2006, net premiums written decreased 3.7% to $35,755,217, investment income increased 29.9% to $2,028,750, revenues increased 2.7% to $43,305,469 and net income increased 32.1% to $7,190,478, all compared with the same six-month period in 2005. Net income per basic and diluted common share increased 33.5% and 34.1%, respectively, to $2.83 and $2.79 compared with the same six-month period ended June 30, 2005. For the six months ended June 30, 2006, the title insurance segment's operating revenues decreased 2.9% compared with the same period in 2005, while the exchange services segment's operating revenues increased 43.3% for the six months ended June 30, 2006 compared with the same six-month period in 2005.

Total revenues exceeded the prior year period primarily due to growth in the fee income generated in the Company’s exchange services segment due to higher levels of interest earned on exchange funds, an increase in fee income generated by the Trust division, an increase in investment income and a net gain on the sale of several investment securities. Partially offsetting these increases was a decline in the Company’s net premiums written, resulting predominantly from lower levels of real estate activity and continued softening in the residential housing market. Profit margins improved as overall operating expenses remained relatively flat and the Company’s effective income tax rate decreased to 23.6% from 29.3% for the six month periods.

Operating revenues: Operating revenues include premiums written and reinsurance assumed, net of reinsurance ceded (net premiums written), exchange segment income, plus other income as well as gains and losses on the disposal of fixed assets. Investment income and realized gains and losses are not included in operating revenues and are discussed separately following operating revenues.

According to data published by Freddie Mac, the monthly average 30-year fixed mortgage interest rates increased to an average of 6.42% for the six months ended June 30, 2006, compared with 5.74% for the six months ended June 30, 2005. Net premiums declined primarily as a result of an overall higher interest rate environment. Ongoing high interest rates continued to slow purchase transactions in the residential housing market. The total number of policies and commitments issued declined in the six months ended June 30, 2006 to 127,258, a decrease of 5.7% compared with 134,950 policies and commitments issued in the first six months of 2005.

Following is a schedule of premiums written for the three and six months ended June 30, 2006 and 2005 in all states in which the Company's two insurance subsidiaries, ITIC and NE-ITIC, currently underwrite insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State	2006	2005	2006	2005
Alabama	$330,545	$379,273	$574,181	$730,003
Florida	327,956	462,331	606,291	771,940
Illinois	280,013	278,550	527,908	491,330
Kentucky	583,539	545,873	1,157,037	984,840
Maryland	407,905	487,882	781,674	860,528
Michigan	881,521	1,273,971	1,758,830	2,385,378
Minnesota	304,900	259,992	642,069	528,792
Mississippi	167,225	298,242	301,677	561,593
Nebraska	197,136	180,377	331,446	385,695

	Three Months Ended June 30,		Six Months Ended June 30,
State	2006	2005	2006	2005
New York	709,195	774,372	1,212,791	1,360,377
North Carolina	9,773,452	9,606,689	18,214,934	17,365,468
Pennsylvania	410,595	448,823	726,507	827,648
South Carolina	1,536,781	1,340,095	2,938,854	3,387,988
Tennessee	614,769	722,736	1,281,092	1,290,584
Virginia	1,897,939	2,211,161	3,572,042	3,954,013
West Virginia	640,423	582,511	1,095,841	1,012,065
Other	158,281	199,253	238,844	385,880
Direct Premiums	19,222,175	20,052,131	35,962,018	37,284,122
Reinsurance Assumed	-	-	6,426	14,046
Reinsurance Ceded	(98,584)	(45,736)	(213,227)	(184,815)
Net Premiums	$19,123,591	$20,006,395	$35,755,217	$37,113,353

Following is a breakdown of branch and agency premiums for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,					Six Months Ended June 30,

	2006	%	2005	%	2006	%	2005	%
Branch	$9,004,581	47	$9,131,282	46	$16,730,965	47	$16,381,111	44
Agency	10,119,010	53	10,875,113	54	19,024,252	53	20,732,242	56
Total	$19,123,591	100	$20,006,395	100	$35,755,217	100	$37,113,353	100

Net premiums written from branch operations decreased 1.4% for the three months ended June 30, 2006 compared with the same period in the prior year. Net premiums written from branch operations increased 2.1% for the six months ended June 30, 2006, compared with the same period in the prior year. Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina and, as a result, branch net premiums written primarily represent North Carolina business.

Agency net premiums decreased 7.0% for the quarter ended June 30, 2006 compared with the same period in the prior year. Agency net premiums decreased 8.2% for the six months ended June 30, 2006 compared with the same period in the prior year.

Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) increased 53.9% compared with the second quarter of 2005. For the first six months ended June 30, 2006, operating revenues from ITEC and ITAC increased 43.3% compared with the first six months of 2005. The increases in 2006 were primarily due to higher levels of interest income earned on exchange fund deposits held by the Company, resulting from higher current interest rates. See overview for discussion of proposed IRS rules.

Other revenues include agency management fees and investment management fee income, as well as search fee and other ancillary fee income. Other revenues increased 40.2% in the second quarter of 2006 compared with the second quarter of the prior year and 41.8% in the six months ended June 30, 2006 compared with the first six months of 2005, primarily due to increases in investment management fee income generated by the Company’s Trust division and increases in search fees.

Non-operating revenues: Investment income and realized gains and losses are included in non-operating revenues.

Investment income increased 29.9% for the six months ended June 30, 2006 compared with the same period in 2005 and 28.0% for the three months ended June 30, 2006 compared with the same period in 2005. The increase was primarily attributable to increases in the average investment portfolio balance and to higher rates of interest earned on short-term investments.

Net realized gains on the sale of investment securities totaled $544,457 for the six months ended June 30, 2006, compared with net realized gains of $19,907 for the corresponding period in 2005. The increase was the result of capital gains realized on several equity securities sold during the first quarter 2006 primarily due to repositioning of the Company’s investment portfolio and in response to market changes.

Operating Expenses: The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations. Total operating expenses increased 0.1% and decreased 1.7% for the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005. The year to date decrease was due primarily to a decrease in commissions to agents and provision for claims, partially offset by an increase in other expenses, professional fees and business development. A summary by segment of the Company’s operating expenses is as follows for the quarter and the six months ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	%	2005	%	2006	%	2005	%
Title insurance	$16,358,539	94	$16,661,084	95	$31,766,899	94	$32,908,728	95
Exchange services	247,245	1	169,980	1	510,004	1	353,085	1
All other	876,330	5	630,000	4	1,620,118	5	1,227,336	4
Total	$17,482,114	100	$17,461,064	100	$33,897,021	100	$34,489,149	100

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Although commissions paid to agents declined, the commissions as a percentage of agency premiums remained relatively stable in the second quarter of 2006 when compared with the second quarter of the previous year.

The provision for claims as a percentage of net premiums written was 10.6% for the second quarter of 2006, versus 10.9% for the same period in 2005. For the first six months of 2006 and 2005, the provision for claims as a percentage of net premiums written was 10.9% and 11.0%, respectively. Loss provision rates are subject to variability and are reviewed and adjusted as experience develops. Declining economic conditions and/or substantial declines in transaction volumes have historically been factors in increased claim expenses due to increased mechanics liens, defalcations and other matters which may be discovered during property foreclosures. Title claims are typically reported and paid within the first several years of policy issuance. The provision reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. At June 30, 2006, the total reserves for claims were $35,866,000. Of that total, $4,607,881 was reserved for specific claims and $31,258,119 was reserved for claims for which the Company had no notice.

On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 21.3% and 19.3% for the second quarter of 2006 and 2005, respectively. For the first six months of the year, salaries, employee benefits and payroll taxes as a percentage of total revenues were 22.9% and 23.2% for 2006 and 2005, respectively. Personnel costs increased compared with the second quarter of last year due to growth in staff levels, increases in salaries and related compensation expenses.

The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 85.1% and 88.8% of the consolidated total amount for the second quarter of 2006 and 2005, respectively and 86.2% and 89.7% for the six months ended June 30, 2006, and 2005, respectively.

Overall office occupancy and operations as a percentage of total revenues was 5.5% and 5.4% for the second quarter of 2006 and 2005, respectively and 6.3% and 6.1% for the first six months of 2006 and 2005, respectively. The three and six month increases in office occupancy and operations expense were due to an increase in various items, including computer hardware expenses and maintenance services.

Professional fees increased for the three and six months ended June 30, 2006 compared with the same periods in 2005 primarily due to additional contract labor and consulting fees incurred, mostly related to various information system projects.

Other expenses primarily include miscellaneous operating expenses of the Trust division and other miscellaneous expenses of the title segment and increased due to the related growth in other revenues, as noted previously.

Income Taxes:  The provision for income taxes was 23.5% and 28.4% of income before income taxes for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the provision for income taxes was 23.6% and 29.3%, respectively, of income before income taxes. The declines in the effective tax rates for the quarter and the six months ended June 30, 2006 resulted primarily from higher interest rates and higher balances invested in tax-exempt securities.

Liquidity and Capital Resources

Cash flows:  Net cash provided by operating activities for the six months ended June 30, 2006, amounted to $9,165,913 compared with $5,278,703 for the six months ended June, 30, 2005. Cash flow from operations has been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and other requirements. The net increase in net cash provided by operating activities is primarily the result of the deceleration of accounts payable and accrued liabilities, the increase in net income and a smaller increase in receivables and other assets.

The principal non-operating uses of cash and cash equivalents for the three and six month periods ended June 30, 2006 and 2005 were additions to the investment portfolio.

Payment of dividends: The Company’s significant sources of funds are dividends and distributions from its insurance subsidiaries, which are subject to regulation in the states in which they do business. These regulations, among other things, require prior regulatory approval of the payment of dividends and other intercompany transfers. The Company believes that amounts available for transfer from the insurance subsidiaries are adequate to meet the Company’s operating needs.

Liquidity:  Due to the Company’s historical ability to generate positive cash flows from its operations, management believes that funds generated from operations will enable the Company to adequately meet its anticipated cash needs and is unaware of any trend or occurrence that is likely to result in material adverse liquidity changes. The Company’s cash requirements include operating expenses, taxes, capital expenditures and dividends on its common stock. In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities. As of June 30, 2006, the Company held cash and cash equivalents of $3,691,551, short-term investments of $4,386,825 and various other readily marketable securities.

Capital expenditures:  During 2006, the Company has plans for various capital improvement projects, including several software development projects. The Company anticipates additional capital expenditures of approximately $1,300,000 during the remainder of 2006 in connection with these capital improvement projects.

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

The total reserve for all reported and unreported losses the Company incurred through June 30, 2006 is represented by the reserves for claims. Information regarding the claims reserve can be found in Note 2 to the consolidated financial statements to the consolidated financial statements of this Form 10-Q. Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

Safe Harbor Statement

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "should," "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties.

Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following: (1) the Company’s results of operations and financial condition are susceptible to housing markets and changes in mortgage interest rates and general economic conditions; (2) insurance regulations limit the ability of the Company’s insurance subsidiaries to pay dividends to it without prior regulatory approval; (3) losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; (4) adverse changes in government and IRS regulations could prohibit or limit the Company’s operations or make it more burdensome for it to conduct operations; (5) the performance of the Company’s investments depends on conditions that are outside its control; (6) the Company may encounter difficulties managing growth, which could adversely affect its results; (7) competition in the Company’s business affects its revenues; and (8) the Company’s success depends on its ability to attract and retain key personnel and agents. These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Company’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. An evaluation was performed by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) under the Act as of June 30, 2006. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006. In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)
 The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended June 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				394,981
04/01/06 - 04/30/06	8,204	$42.29	8,204	386,777
05/01/06 - 05/31/06	3,844	$44.86	3,844	382,933
06/01/06 - 06/30/06	6,100	$44.14	6,100	376,833
Total:	18,148	$43.46	18,148	376,833

(1)
For the quarter ended June 30, 2006, ITIC and ITC purchased an aggregate of 18,148 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.

(2)
In 2000, 2004 and 2005, the Board of Directors of ITIC and ITC approved the purchase by ITIC or ITC of up to an aggregate of 500,000 and 125,000 shares of the Company’s common stock pursuant to the Plan. Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when ITIC or ITC has purchased all shares authorized for purchase thereunder.

(3)	ITIC amd ITC intend to make further purchases under this Plan.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Investors Title Company's Annual Meeting of Shareholders was held on May 17, 2006.

(c)	The voting results for the proposal to elect three Directors to the Company's Board of Directors, each for a three-year term, are as follows:

Director	For	Against	Abstentions	Withheld	Broker Non-votes

James A. Fine, Jr.	2,193,827	N/A	N/A	68,792	N/A
H. Joe King, Jr.	2,164,949	N/A	N/A	97,670	N/A
James R. Morton	2,169,432	N/A	N/A	93,187	N/A

Item 6. Exhibits

(a)	Exhibits

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS TITLE COMPANY

By: /s/ James A. Fine, Jr.
James A. Fine, Jr.
President, Principal Financial Officer and
Principal Accounting Officer

Dated: August 7, 2006