Form 10-Q
period 2006-09-30
INVESTORS TITLE CO
filed 2006-11-02
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________________ to ________________ ___________

Commission File Number: 0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State of Incorporation)	(I.R.S. Employer Identification No.)

121 North Columbia Street, Chapel Hill, North Carolina 27514
(Address of Principal Executive Offices) (Zip Code)

(919) 968-2200
(Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer Accelerated filer  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of October 23, 2006, there were 2,506,892 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005
(Unaudited)

	September 30, 2006	December 31, 2005

Assets
Cash and cash equivalents	$3,957,098	$14,608,481

Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2006: $1,246,739; 2005: $1,719,190)	1,200,276	1,648,708
Available-for-sale, at fair value	96,677,536	75,472,342
Equity securities, available-for-sale, at fair value	12,363,984	9,437,678
Short-term investments	3,000,463	7,257,734
Other investments	1,629,631	1,336,111
Total investments	114,871,890	95,152,573

Premiums and fees receivable, less allowance for doubtful accounts of $2,536,000 and $2,444,000 for 2006 and 2005, respectively	7,326,398	7,818,558
Accrued interest and dividends	1,081,266	1,010,198
Prepaid expenses and other assets	6,796,132	1,592,326
Property acquired in settlement of claims	417,800	359,980
Property, net	6,119,700	5,466,765
Deferred income taxes, net	2,011,981	2,462,647

Total Assets	$142,582,265	$128,471,528

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims (Note 2)	$36,477,000	$34,857,000
Accounts payable and accrued liabilities	12,758,421	7,928,384
Commissions and reinsurance payables	353,362	442,098
Current income taxes payable	126,255	946,790
Total liabilities	49,715,038	44,174,272

Commitments and Contingencies (Note 7)
Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000;
2,506,784 and 2,549,434 shares issued and outstanding 2006 and 2005, respectively, excluding 291,676 and 297,783 shares 2006 and 2005,
respectively, of common stock held by the Company's subsidiary)	1	1
Retained earnings	90,002,406	81,477,022
Accumulated other comprehensive income (net unrealized gain on investments) (Note 3)	2,864,820	2,820,233
Total stockholders' equity	92,867,227	84,297,256

Total Liabilities and Stockholders' Equity	$142,582,265	$128,471,528

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Revenues:
Underwriting income:
Premiums written	$18,347,342	$21,035,519	$54,315,786	$58,333,687
Less - premiums for reinsurance ceded	104,666	49,419	317,893	234,234
Net premiums written	18,242,676	20,986,100	53,997,893	58,099,453
Investment income - interest and dividends	1,036,155	812,659	3,064,905	2,373,983
Net realized gain (loss) on sales of investments	(55,930)	69,597	488,527	89,504
Exchange services revenue (Note 5)	1,604,992	1,222,602	4,541,081	3,272,034
Other	894,441	942,365	2,935,397	2,381,990
Total	21,722,334	24,033,323	65,027,803	66,216,964

Operating Expenses:
Commissions to agents	6,796,146	8,209,799	20,368,864	23,050,329
Provision for claims (Note 2)	1,992,901	2,283,372	5,878,592	6,354,485
Salaries, employee benefits and payroll taxes (Notes 4 and 6)	4,901,427	4,540,061	14,824,296	14,320,940
Office occupancy and operations	1,247,299	1,133,563	3,978,654	3,722,639
Business development	568,982	591,506	1,622,145	1,483,367
Taxes, other than payroll and income	196,707	67,234	493,599	387,218
Premium and retaliatory taxes	396,851	411,084	1,067,461	1,204,399
Professional fees	554,487	370,297	1,879,643	1,461,478
Other	92,435	186,878	531,002	298,088
Total	16,747,235	17,793,794	50,644,256	52,282,943

Income Before Income Taxes	4,975,099	6,239,529	14,383,547	13,934,021

Provision For Income Taxes	1,303,030	1,910,000	3,521,000	4,162,000

Net Income	$3,672,069	$4,329,529	$10,862,547	$9,772,021

Basic Earnings Per Common Share (Note 4)	$1.46	$1.69	$4.29	$3.81

Weighted Average Shares Outstanding - Basic (Note 4)	2,517,691	2,559,154	2,534,883	2,562,247

Diluted Earnings Per Common Share (Note 4)	$1.44	$1.67	$4.23	$3.74

Weighted Average Shares Outstanding - Diluted (Note 4)	2,550,607	2,600,289	2,569,585	2,611,073

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

				Accumulated
				Other Comprehensive
				Income (Net	Total
	Common Stock		Retained	Unrealized Gain (Loss)	Stockholders'
	Shares	Amount	Earnings	on Investments)	Equity

Balance, December 31, 2004	2,481,024	$1	$69,272,092	$3,235,178	$72,507,271
Net income			9,772,021		9,772,021
Dividends ($.12 per share)			(307,911)		(307,911)
Shares of common stock repurchased	(87,043)		(2,815,515)		(2,815,515)
Issuance of common stock in payment of
bonuses and fees	1,010		38,068		38,068
Stock options exercised	162,720		2,410,249		2,410,249
Net unrealized loss on investments				(351,274)	(351,274)

Balance, September 30, 2005	2,557,711	$1	$78,369,004	$2,883,904	$81,252,909

Balance, December 31, 2005	2,549,434	$1	$81,477,022	$2,820,233	$84,297,256
Net income			10,862,547		10,862,547
Dividends ($.18 per share)			(456,005)		(456,005)
Shares of common stock repurchased	(500)		(22,445)		(22,445)
Shares of common stock repurchased and retired	(49,107)		(2,130,841)		(2,130,841)
Issuance of common stock in payment of
bonuses and fees	392		16,813		16,813
Stock options exercised	6,565		167,184		167,184
Share based compensation expense			63,753		63,753
Change in investment accounting method			24,378		24,378
Net unrealized gain on investments				44,587	44,587

Balance, September 30, 2006	2,506,784	$1	$90,002,406	$2,864,820	$92,867,227
See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Operating Activities:
Net income	$10,862,547	$9,772,021
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	803,632	715,064
Amortization, net	140,236	57,234
Issuance of common stock in payment of bonuses and fees	16,813	38,068
Share based compensation expense related to stock options	63,753	-
Provision for losses on premiums receivable	92,000	360,000
Net gain on disposals of property	(13,042)	(24,684)
Net realized gain on sales of investments	(488,527)	(89,504)
Provision for claims	5,878,592	6,354,485
Provision for deferred income taxes	428,000	188,000
Changes in assets and liabilities:
(Increase) decrease in receivables and other assets	67,466	(3,262,585)
Increase in accounts payable and accrued liabilities	593,284	1,186,424
Decrease in commissions and reinsurance payables	(88,736)	(4,268)
Decrease in current income taxes payable	(820,535)	(172,758)
Payments of claims, net of recoveries	(4,258,592)	(3,888,485)
Net cash provided by operating activities	13,276,891	11,229,012

Investing Activities:
Purchases of available-for-sale securities	(41,809,590)	(25,569,390)
Purchases of short-term securities	(71,631)	(16,099,896)
Purchases of and net earnings (losses) from other investments	(648,000)	(432,014)
Proceeds from sales and maturities of available-for-sale securities	18,086,066	34,283,148
Proceeds from maturities of held-to-maturity securities	456,000	507,000
Proceeds from sales and maturities of short-term securities	4,328,902	408,948
Proceeds from sales and distributions of other investments	444,480	315,684
Other investment transactions	(65,622)	-
Purchases of property	(1,474,540)	(546,429)
Proceeds from disposals of property	7,330	31,632
Other property transactions	23,685	-
Net change in pending trades	(763,247)	(1,975,561)
Net cash used in investing activities	(21,486,167)	(9,076,878)

Financing Activities:
Repurchases of common stock, net	(2,153,286)	(2,815,515)
Exercise of options	167,184	2,410,249
Dividends paid	(456,005)	(307,911)
Net cash used in financing activities	(2,442,107)	(713,177)

Net Increase (Decrease) in Cash and Cash Equivalents	(10,651,383)	1,438,957
Cash and Cash Equivalents, Beginning of Period	14,608,481	4,726,443
Cash and Cash Equivalents, End of Period	$3,957,098	$6,165,400

Supplemental Disclosures:
Cash Paid During the Period for:
Income Taxes, net of refunds	$3,909,000	$4,154,000

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter and the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Use of Estimates and Assumptions - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.

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

As share-based compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Pro forma net earnings for 2005, including effects of expensing stock options is as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$4,329,529	$9,772,021
Add back issuance of common stock in payment of bonuses and fees, net of tax	20,772	25,124
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(57,897)	(135,094)
Pro forma net income	$4,292,404	$9,662,051
Net income per share:
Basic - as reported	$1.69	$3.81
Basic - pro forma	$1.68	$3.77

Diluted - as reported	$1.67	$3.74
Diluted - pro forma	$1.65	$3.70

As a result of adopting SFAS 123R, the Company’s income before income taxes for the three and nine months ended September 30, 2006, was lower by $27,456 and $63,753, respectively, than if it had continued to account for share-based compensation under APB 25. The net income for the three and nine months ended September 30, 2006, was lower by $22,709 and $55,841, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended September 30, 2006 would have increased $0 .01 per share basic and $0 .01 per share diluted, while the earnings per share for the nine months ended September 30, 2006 would have increased $0 .02 per share basic and $0.02 per share diluted.

SFAS 123R also requires a change to the statement of cash flow classification of certain tax benefits from share-based compensation deductions beginning on January 1, 2006. As there was no tax benefit recorded for the nine months ended September 30, 2005, no adjustment was necessary.

Recently Issued Accounting Standards - In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The Company is currently assessing the impact of adopting SFAS No. 158, but it does not expect that it will have a material effect on its consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108, but it does not expect that it will have a material effect on its consolidated financial position or results of operations.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the nine months ended September 30, 2006 and the year ended December 31, 2005 were as follows:

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005
Balance, beginning of year	$34,857,000	$31,842,000
Provision, charged to operations	5,878,592	8,164,783
Payments of claims, net of recoveries	(4,258,592)	(5,149,783)
Ending balance	$36,477,000	$34,857,000

The total reserve for all reported and unreported losses the Company incurred through September 30, 2006 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims for policies issued through September 30, 2006. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the Company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

Total comprehensive income for the three months ended September 30, 2006 and 2005 was $4,926,511 and $4,027,018, respectively. Comprehensive income for the nine months ended September 30, 2006 and 2005 was $10,907,134 and $9,420,747, respectively. Other comprehensive income is comprised solely of unrealized gains or losses on the Company's available-for-sale securities.

Note 4 - Earnings Per Common Share and Stock Options

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method were 32,916 and 41,135 for the three months ended September 30, 2006 and 2005, respectively and 34,702 and 48,826 for the nine months ended September 30, 2006 and 2005, respectively.

The Company has adopted Employee Stock Option Purchase Plans (the "Plans") under which options or Stock Appreciation Rights (“SARS”) to purchase shares (not to exceed 500,000 shares) of the Company's stock may be granted to key employees of the Company at a price not less than the market value on the date of grant. SARS and options, which are predominantly incentive stock options, are exercisable and vest immediately or within one year or at 10% to 20% per year beginning on the date of grant and generally expire in five to ten years.

A summary of stock option transactions for all stock option plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term (years)	Value
Outstanding as of December 31, 2005	82,001	$20.50
Options granted	3,000	$43.78
Options exercised	(6,565)	$16.89
Options cancelled/forfeited/expired	(1,610)	$22.12
Outstanding as of September 30, 2006	76,826	$21.68	4.54	$1,868,079

Exercisable as of September 30, 2006	44,706	$22.50	4.34	$1,050,744

Unvested as of September 30, 2006	32,120	$20.55	4.82	$817,334

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at September 30, 2006. There were no options excluded from the calculation as all options were in the money. The intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $173,000.

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

There was approximately $64,000 of compensation expense relating to shares vesting on or before September 30, 2006 included in salaries, employee benefits and payroll taxes of the consolidated statement of income for the nine months ended September 30, 2006. As of September 30, 2006, there was approximately $286,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock awards plans. That cost is expected to be recognized over a weighted-average period of 4.82 years.

Note 5 - Segment Information

Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-deferred exchange services.

Three Months Ended September 30, 2006	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$18,603,562	$1,604,992	$743,424	$(209,869)	$20,742,109
Investment income	904,388	4,030	145,237	(17,500)	1,036,155
Net realized (loss) on sales of investments	(55,930)	-	-	-	(55,930)
Total revenues	$19,452,020	$1,609,022	$888,661	$(227,369)	$21,722,334
Operating expenses	15,900,745	395,864	660,495	(209,869)	16,747,235
Income before income taxes	$3,551,275	$1,213,158	$228,166	$(17,500)	$4,975,099
Assets, net	$116,325,540	$1,688,913	$24,567,812	$-	$142,582,265

Three Months Ended September 30, 2005	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$21,527,738	$1,222,602	$585,434	$(184,707)	$23,151,067
Investment income	748,873	9,499	67,213	(12,926)	812,659
Net realized gain on sales of investments	51,132	-	18,465	-	69,597
Total revenues	$22,327,743	$1,232,101	$671,112	$(197,633)	$24,033,323
Operating expenses	17,280,896	277,343	421,576	(186,021)	17,793,794
Income before income taxes	$5,046,847	$954,758	$249,536	$(11,612)	$6,239,529
Assets, net	$102,495,320	$1,458,268	$19,478,639	$-	$123,432,227

Nine Months Ended September 30, 2006	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$55,254,217	$4,541,081	$2,312,548	$(633,475)	$61,474,371
Investment income	2,707,816	15,443	394,546	(52,900)	3,064,905
Net realized gain on sales of investments	488,527	-	-	-	488,527
Total revenues	$58,450,560	$4,556,524	$2,707,094	$(686,375)	$65,027,803
Operating expenses	48,008,265	944,692	2,324,774	(633,475)	50,644,256
Income before income taxes	$10,442,295	$3,611,832	$382,320	$(52,900)	$14,383,547
Assets, net	$116,325,540	$1,688,913	$24,567,812	$-	$142,582,265

Nine Months Ended September 30, 2005	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$59,354,631	$3,272,034	$1,648,948	$(522,136)	$63,753,477
Investment income	2,197,854	12,142	200,079	(36,092)	2,373,983
Net realized gain on sales of investments	71,039	-	18,465	-	89,504
Total revenues	$61,623,524	$3,284,176	$1,867,492	$(558,228)	$66,216,964
Operating expenses	50,508,764	646,686	1,650,943	(523,450)	52,282,943
Income before income taxes	$11,114,760	$2,637,490	$216,549	$(34,778)	$13,934,021
Assets, net	$102,495,320	$1,458,268	$19,478,639	$-	$123,432,227

Operating revenues represent net premiums written and other revenues.

Note 6 - Retirement and Other Postretirement Benefit Plans

On November 17, 2003, Investors Title Insurance Company entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The plan is unfunded. The following sets forth the net periodic benefits cost for the executive benefits for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Service cost	$3,557	$3,592	$10,671	$10,775
Interest cost	3,515	3,418	10,545	10,256
Amortization of unrecognized prior service cost	5,097	5,097	15,291	15,291
Amortization of unrecognized gains	(416)	(148)	(1,248)	(444)

Net Periodic Benefits Costs	$11,753	$11,959	$35,259	$35,878

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

Note 8 - Subsequent Events

Subsequent to September 30, 2006, the Company retired 291,676 shares of its common stock that it received as a dividend from one of its subsidiaries. As this was an intercompany transaction, it will have no effect to the consolidated financial statements except that issued shares will be reduced by 291,676.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 2005 Form 10-K and 2005 Annual Report to Shareholders should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

Overview

Title Insurance: Investors Title Company (the "Company") engages primarily in two segments of business. Its primary business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and Northeast Investors Title Insurance Company ("NE-ITIC") which accounted for 89.9% of the Company’s operating revenues in 2006. Through ITIC and NE-ITIC, the Company underwrites land title insurance for real estate owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property. The commitment and policies issued are predominately the standard American Land Title Association approved forms.

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

Volume is a key factor in the Company's profitability due to the existence of fixed costs such as personnel and occupancy expenses associated with the support of the issuance of title insurance policies and general corporate operations. These expenses will be incurred by the Company regardless of the level of premiums written. The resulting operating leverage has historically tended to amplify the impact of changes in volume on the Company’s profitability.

Since the title insurance business generally is closely related to the overall level of real estate activity, and title insurance volumes generally fluctuate based on the effect changes in interest rates have on the level of real estate activity, any substantial increases in interest rates will likely have a negative impact on mortgage originations. Operating results for the third quarter and the nine months ended September 30, 2006, therefore, should not be viewed as indicative of the Company’s future operating results.

The Company continues to monitor and strives to manage operating expenses such as office occupancy and operations and salaries, employee benefits and payroll taxes to offset the cyclical nature of the real estate market and with knowledge of the potential for further declines in title insurance revenues if interest rates continue to rise or the economy slows.

Exchange Services: The Company's second business segment provides customer services in connection with tax-deferred real property exchanges through its subsidiaries, Investors Title Exchange Corporation ("ITEC") and Investors Title Accommodation Corporation ("ITAC"). ITEC serves as a qualified intermediary in Section 1031 like-kind exchanges of real or personal property. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction with the closing agents. ITEC's duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period. ITAC serves as exchange accommodation titleholder in reverse exchanges. As exchange accommodation titleholder, ITAC offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.

Factors that influence the title insurance industry will also generally affect the exchange services industry. In addition, the services provided by the Company’s exchange services are pursuant to provisions in the Internal Revenue Code. From time to time, these exchange provisions are subject to review and proposed changes.

On February 3, 2006, the IRS proposed new regulations which, if adopted, may negatively affect the ability of qualified intermediaries to retain interest earned on exchange funds held during exchange transactions. If passed as proposed, these regulations would materially adversely impact the exchange services segment and the Company’s net income, since a major portion of the exchange segment’s revenues are based on interest income earned on deposits held by the Company. A public hearing on the proposed regulations was held on June 6, 2006, but no official response has been issued by the IRS on whether or not they plan to finalize the regulations as proposed.

Other Services: Other services include those offered by Investors Trust Company ("INTC"), Investors Capital Management Company (“ICMC”) and Investors Title Management Services, Inc.  (“ITMS”), wholly owned subsidiaries of the Company. In conjunction with INTC, ICMC provides investment management and trust services to individuals, companies, banks and trusts. ITMS offers a variety of consulting services, including training and guidance, to provide partners with the technical expertise to start and successfully operate a title insurance agency.

Critical Accounting Estimates and Policies

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments. Actual results could differ from these estimates. During the three and nine months ended September 30, 2006, the Company made no material changes in its critical accounting policies as previously disclosed within Management’s Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Results of Operations

For the third quarter ended September 30, 2006, net premiums written decreased 13.1% to $18,242,676, investment income increased 27.5% to $1,036,155, revenues decreased 9.6% to $21,722,334 and net income decreased 15.2% to $3,672,069, all compared with the third quarter of 2005. Net income per basic and diluted common share decreased 13.6% and 13.8%, respectively, to $1.46 and $1.44 as compared with the prior year quarter. For the third quarter of 2006, the title insurance segment's operating revenues decreased 13.4% compared with the third quarter of 2005, while the exchange services segment's operating revenues increased 31.3% for the third quarter of 2006, compared with the same quarter in 2005.

For the nine-month period ended September 30, 2006, net premiums written decreased 7.1% to $53,997,893, investment income increased 29.1% to $3,064,905, revenues decreased 1.8% to $65,027,803 and net income increased 11.2% to $10,862,547, all compared with the same period in 2005. Net income per basic and diluted common share increased 12.6% and 13.1%, respectively, to $4.29 and $4.23 compared with the first nine months of 2005. For the nine months ended September 30, 2006, the title insurance segment's operating revenues decreased 6.7% compared with the same period in 2005, while the exchange services segment's operating revenues increased 38.8% for the nine months ended September 30, 2006 compared with the same nine-month period in 2005.

Operating revenues: Operating revenues include premiums written and reinsurance assumed, net of reinsurance ceded (net premiums written), exchange segment income, plus other income as well as gains and losses on the disposal of fixed assets. Investment income and realized gains and losses are not included in operating revenues and are discussed separately following operating revenues.

Following is a schedule of premiums written for the three and nine months ended September 30, 2006 and 2005 in all states in which the Company's two insurance subsidiaries, ITIC and NE-ITIC, currently underwrite insurance:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
State	2006	2005	2006	2005
Alabama	$185,318	$304,229	$759,499	$1,034,232
Florida	359,531	410,075	965,822	1,182,015
Illinois	291,810	244,111	819,718	735,441
Kentucky	618,829	616,986	1,775,866	1,601,826
Maryland	344,598	471,464	1,126,272	1,331,992
Michigan	825,711	1,229,606	2,584,541	3,614,984
Minnesota	200,469	227,850	842,538	756,642
Mississippi	225,319	249,728	526,996	811,321
Nebraska	172,005	212,204	503,451	597,899
New York	602,667	998,587	1,815,458	2,358,964
North Carolina	9,185,274	10,111,914	27,400,208	27,477,382
Pennsylvania	373,498	460,000	1,100,005	1,287,648
South Carolina	2,045,816	1,748,951	4,984,670	5,136,939
Tennessee	686,497	775,812	1,967,589	2,066,396
Virginia	1,515,282	2,078,630	5,087,324	6,032,643
West Virginia	577,884	728,273	1,673,725	1,740,338
Other States	135,101	167,099	373,945	552,979
Direct Premiums	18,345,609	21,035,519	54,307,627	58,319,641
Reinsurance Assumed	1,733	-	8,159	14,046
Reinsurance Ceded	(104,666)	(49,419)	(317,893)	(234,234)
Net Premiums	$18,242,676	$20,986,100	$53,997,893	$58,099,453

Net premiums written were negatively impacted during the latest reporting period primarily as a result of a softening real estate market and overall higher interest rate environment. According to data published by Freddie Mac, the monthly average 30-year fixed mortgage interest rates increased to an average of 6.47% for the nine months ended September 30, 2006, compared with 5.75% for the nine months ended September 30, 2005. Mortgage originations and real estate activity continued to slow from 2005 record levels as a result of higher interest rates, inventory imbalances and other market factors. The total number of policies and commitments issued declined in the nine months ended September 30, 2006 to 192,382, a decrease of 8.1% compared with 209,317 policies and commitments issued in the same period of 2005.

Following is a breakdown of branch and agency premiums for the three and the nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	%	2005	%	2006	%	2005	%
Branch	$8,602,081	47	$9,636,878	46	$25,333,046	47	$26,017,989	45
Agency	9,640,595	53	11,349,222	54	28,664,847	53	32,081,464	55
Total	$18,242,676	100	$20,986,100	100	$53,997,893	100	$58,099,453	100

Net premiums written from branch operations decreased 10.7% for the third quarter ended September 30, 2006, compared with the same period in the prior year. Net premiums written from branch operations decreased 2.6% for the nine months ended September 30, 2006, compared with the same period in 2005. Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina and, as a result, branch net premiums written primarily represent North Carolina business.

Agency net premiums decreased 15.1% for the quarter ended September 30, 2006, compared with the same period in the prior year. Agency net premiums decreased 10.6% for the nine months ended September 30, 2006, compared with the same period in the prior year.

Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) increased 31.3% for the current quarter compared with the third quarter of 2005. For the nine month period ended September 30, 2006, operating revenues from ITEC and ITAC increased 38.8% compared with the same period in 2005. The increase in year to date 2006 was due to higher levels of interest income earned on exchange fund deposits held by the Company and, to a lesser extent, an increase in the average balances of deposits held. Slowing real estate sales, however, led to a decline in transaction volume and average balances in the latest period. Also, see overview for discussion of proposed IRS rules.

Other revenues include agency management fees and investment management fee income, as well as search fee and other ancillary fee income and income related to the Company’s other equity method investments. Other revenues increased 23.2% for the nine months ended September 30, 2006 compared with the same period in the prior year, primarily due to increases in investment management fee income generated by the Company’s Trust division and increases in ancillary income.

Non-operating revenues: Investment income and realized gains and losses are included in non-operating revenues.

For the nine months ended September 30, 2006, total revenues were favorably impacted by a 29.1% increase in investment income, resulting primarily from higher investment balances and higher rates of interest earned on short-term investments.

Net realized gains on the sale of investment securities totaled $488,527 for the nine months ended September 30, 2006, compared with net realized gains of $89,504 for the corresponding period in 2005. The increase was the result of capital gains realized on several equity securities sold during the first quarter 2006 primarily due to repositioning of the Company's investment portfolio and in response to market changes.

Operating Expenses: The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations. Total operating expenses decreased 5.9% and 3.1% for the three and nine months ended September 2006, respectively, compared with the same periods in 2005. These decreases were due primarily to decreases in commissions to agents and the provision for possible claims, partially offset by increases in salaries, employee benefits and payroll taxes and professional fees. A summary by segment of the Company’s operating expenses is as follows for the quarter and the nine months ended September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	%	2005	%	2006	%	2005	%
Title insurance	$15,725,740	94	$17,108,943	96	$47,492,639	94	$50,017,671	96
Exchange services	378,574	2	264,527	2	888,578	2	617,612	1
All other	642,921	4	420,324	2	2,263,039	4	1,647,660	3
Total	$16,747,235	100	$17,793,794	100	$50,644,256	100	$52,282,943	100

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Although commissions paid to agents declined, the commissions as a percentage of agency premiums remained relatively stable in the third quarter of 2006 when compared with the third quarter of last year and in the nine months ended September 30, 2006 compared with the same period in the previous year.

The provision for claims as a percentage of net premiums written was 10.9% for the third quarter of 2006 and 2005. For the nine months ended September 30, 2006 and 2005, the provision for claims as a percentage of net premiums written was also 10.9%. Loss provision rates are subject to variability and are reviewed and adjusted as experience develops. Declining economic conditions and/or substantial declines in transaction volumes have historically been factors in increased claim expenses due to increased mechanics liens, defalcations and other matters which may be discovered during property foreclosures. Title claims are typically reported and paid within the first several years of policy issuance. The provision reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially reviewed based on historical claims experience. At September 30, 2006, the total reserves for claims were $36,477,000. Of that total, $4,334,305 was reserved for specific claims, and $32,142,695 was reserved for claims for which the Company had no notice.

On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of revenues were 22.6% and 18.9% for the third quarter of 2006 and 2005, respectively. For the first nine months, salaries, employee benefits and payroll taxes as a percentage of revenues were 22.8% and 21.6% for 2006 and 2005, respectively. Personnel costs increased compared with the nine months ending September 30, 2005 due to increases in certain employee benefits and stock based compensation related to the adoption of SFAS 123R.

The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 86.4% and 91.1% of the consolidated total for the third quarter of 2006 and 2005, respectively and 86.2% and 90.1% for the nine months ended September 30, 2006 and 2005, respectively.

Overall office occupancy and operations as a percentage of total revenues was 5.7% and 4.7% for the third quarter of 2006 and 2005, respectively, and 6.1% and 5.6% for the nine months ended September 30, 2006 and 2005, respectively. The increases in office occupancy and operations expense were due to increases in various items, including depreciation expense, maintenance services and computer hardware expenses.

Professional fees increased for the three and nine months ended September 30, 2006 compared with the same periods in 2005 primarily due to additional contract labor and consulting fees incurred, mostly related to various information system projects which have occurred during 2006.

Other expenses primarily include miscellaneous operating expenses of the Trust division and other miscellaneous expenses of the title segment.

Income Taxes:  The provision for income taxes was approximately 26.2% and 30.6% of income before income taxes for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the provision for income taxes was approximately 24.5% and 29.9%, respectively, of income before income taxes. The declines in the effective tax rates for the quarter and the nine months ended September 30, 2006 resulted primarily from higher interest rates and higher balances invested in tax-exempt securities.

Liquidity and Capital Resources

Cash flows:  Total cash and cash equivalents decreased $10,651,383 for the nine months ended September 30, 2006 to $3,957,098 as a result of investing available cash and cash equivalents in securities and other investments. Net cash provided by operating activities was $13,276,891 and $11,229,012 for the first nine months of 2006 and 2005, respectively. Cash flow from operations has been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and other requirements. This net increase is primarily the result of a decrease in receivables and other assets and the increase in net income, partially offset by the decrease in current income taxes payable, a smaller increase in accounts payable and accrued liabilities, and the decrease in the provision for claims as a result of the decrease in premiums written.

The principal non-operating uses of cash and cash equivalents for the three and nine month periods ended September 30, 2006 and 2005 were additions to the investment portfolio and repurchases of common stock. The Company used cash for the purchases of investments in the amounts of approximately $42 million in the first nine months of both 2006 and 2005.

As of September 30, 2006, prepaid expenses and other assets on the consolidated balance sheet includes $5,000,000 of pending receivables related to investment sales, while accounts payable and accrued liabilities includes $4,236,753 of pending payables related to investment purchases.

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

Subsequent to September 30, 2006, the Company retired 291,676 shares of its common stock that it received as a dividend from one of its subsidiaries. As this was an intercompany transaction, it will have no effect to the consolidated financial statements except that issued shares will be reduced by 291,676.

Liquidity:  Due to the Company’s historical ability to generate positive cash flows from its operations, management believes that funds generated from operations will enable the Company to adequately meet its anticipated cash needs and is unaware of any trend or occurrence that is likely to result in material adverse liquidity changes. The Company’s cash requirements include operating expenses, taxes, capital expenditures and dividends on its common stock declared by the Board. In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities. As of September 30, 2006, the Company held cash and cash equivalents of $3,957,098, short-term investments of $3,000,463 and various other readily marketable securities.

Capital Expenditures:  During 2006, the Company has plans for various capital improvement projects, including several software development projects. The Company anticipates additional capital expenditures of approximately $135,000 during the remainder of 2006 in connection with these capital improvement projects.

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

The total reserve for all reported and unreported losses the Company incurred through September 30, 2006 is represented by the reserves for claims. Information regarding the claims reserves can be found in Note 2 to the consolidated financial statements of this Form 10-Q. Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The Company is currently assessing the impact of adopting SFAS No. 158, but it does not expect that it will have a material effect on its consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108, but it does not expect that it will have a material effect on its consolidated financial position or results of operations.

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

Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following: (1) the Company’s results of operations and financial condition are susceptible to housing markets and changes in mortgage interest rates and general economic conditions; (2) insurance regulations limit the ability of the Company’s insurance subsidiaries to pay dividends to it without prior regulatory approval; (3) losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; (4) adverse changes in government and IRS regulations could prohibit or limit the Company’s operations or make it more burdensome to conduct operations; (5) the performance of the Company’s investments depends on conditions that are outside its control; (6) the Company may encounter difficulties managing growth, which could adversely affect its results; (7) competition in the Company’s business affects its revenues; and (8) the Company’s success depends on its ability to attract and retain key personnel and agents. These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission. For more details on factors that could affect expectations, see the Company’s Annual Reports on Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Company’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. An evaluation was performed by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) under the Act as of September 30, 2006. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006. In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)
The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended September 30, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				376,833
07/01/06 - 07/31/06	950	$44.03	950	375,883
08/01/06 - 08/31/06	20,118	$43.20	20,118	355,765
09/01/06 - 09/30/06	6,650	$44.20	6,650	349,115
Total:	27,718	$43.47	27,718	349,115

(1)
For the quarter ended September 30, 2006, ITC purchased an aggregate of 27,718 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.

(2)
In 2000, 2004 and 2005, the Board of Directors of ITIC and ITC approved the purchase by ITIC or ITC of up to an aggregate of 500,000 and 125,000 shares, respectively, of the Company’s common stock pursuant to the Plan. Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when ITC has purchased all shares authorized for purchase thereunder.

(3)	ITC intends to make further purchases under this Plan.

Item 6. Exhibits

(a)	Exhibits

	31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.

INVESTORS TITLE COMPANY

Dated: November 2, 2006	By:	/s/ James A. Fine, Jr.
James A. Fine, Jr.
President, Principal Financial Officer and Principal Accounting Officer