Form 10-K
period 2006-12-31
INVESTORS TITLE CO
filed 2007-03-09
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _____ to _____

Commission file number 0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

121 North Columbia Street
Chapel Hill, North Carolina 27514
(919) 968-2200
(Address and telephone number of principal executive office)

Securities registered pursuant to section 12(b) of the Act:
Common Stock, no par value

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
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
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The aggregate market value of the common shares held by non-affiliates was $80,988,845 based on the closing sales price on the NASDAQ National Market System on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2006).

As of March 7, 2007, there were 2,796,203 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Investors Title Company's Annual Report to Shareholders for the fiscal year ended December 31, 2006 are incorporated by reference in Parts I, II and IV hereof and portions of Investors Title Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 16, 2007 are incorporated by reference in Part III hereof.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "should," "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following: the demand for title insurance will vary due to factors such as interest rate fluctuations, the availability of mortgage funds, the level of real estate transactions, mortgage refinance activity, the cost of real estate, consumer confidence, employment levels, family income levels and general economic conditions, changes to the insurance requirements of the participants in the secondary mortgage market; losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; unanticipated adverse changes in securities markets, including interest rates, could result in material losses on the Company's investments; the Company's dependence on key management personnel, the loss of whom could have a material adverse affect on the Company's business; the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner; significant changes to applicable government regulations; state statutes require the Company’s insurance subsidiaries to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that the insurance subsidiaries may pay to the Company without prior regulatory approval; and key accounting and information systems are concentrated in a few locations. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of this annual report on Form 10-K.

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

INVESTORS TITLE COMPANY AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Investors Title Company (the "Company") is a holding company that operates through its subsidiaries and was incorporated in the state of North Carolina in February 1973. The Company became operational on June 24, 1976, when it acquired Investors Title Insurance Company ("ITIC") as a wholly owned subsidiary under a plan of exchange of shares of common stock. On September 30, 1983, the Company acquired Northeast Investors Title Insurance Company ("NE-ITIC"), formerly Investors Title Insurance Company of South Carolina, as a wholly owned subsidiary under a plan of exchange of shares of common stock. Investors Capital Management Company ("ICMC"), a wholly owned subsidiary of the Company, was organized on October 17, 2003. The Company's most recent subsidiary, Investors Trust Company ("Investors Trust"), was granted a trust charter by the North Carolina Banking Commissioner on February 17, 2004. The Company's executive offices are located at 121 North Columbia Street, Chapel Hill, North Carolina 27514. The Company's telephone number is (919) 968-2200 and its facsimile number is (919) 968-2235.

GENERAL

  The Company engages in several lines of business. The main business activity is the issuance of residential and commercial title insurance through ITIC and NE-ITIC. The second line of business provides tax-deferred exchange services through its subsidiaries, Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”). The Company has also entered into another line of business, which it added to supplement its traditional lines of business, providing investment management and trust services to individuals, trusts and other entities. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of Notes to Consolidated Financial Statements in the 2006 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the revenues, income and assets attributable to the Company's operating segments.

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

Title Insurance Policies. There are two basic types of title insurance policies - one for the mortgage lender and one for the real estate owner. A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender's title insurance policy does not protect the property owner. The property owner needs to purchase an owner's title insurance policy to protect their investment. Title insurance policies are issued on the basis of a title report. The title report documents the current status of title to the property.

When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake in a prior deed, will or mortgage that may give a third party a legal claim against such property. If a claim is made against real property, title insurance provides indemnification against insured defects. The title insurer has the option to retain counsel and pay the legal expenses to eliminate or defend against any title defects, pay any third party claims arising from errors in title examination and recording or pay the insured’s actual losses, up to policy limits, arising from title risks as defined in the policy.

A title risk is one of any number of things that could jeopardize the property owner's or mortgagee’s interest in the property defined in the title policy. Such risks include title being vested in someone or some entity other than the insured, unmarketable title, lack of a right of access to the property, invalidity or unenforceability of the insured mortgage, or other defects, liens, or encumbrances against the property. Examples of the most common types of covered risks include defects arising from prior unsatisfied mortgages, tax liens or confirmed assessments, judgments against the property or encumbrances against the property arising through easements, restrictions or other existing covenants. Title insurance also generally protects against deeds or mortgages that contain inaccurate legal descriptions, that were forged or improperly acknowledged or delivered, that were executed by spouses without the other spouse’s signature or release of marital interest or that were conveyed by minors or incompetents.

Geographic Operations. ITIC was incorporated in the State of North Carolina on January 28, 1972, and became licensed to write title insurance in the State of North Carolina on February 1, 1972. At present, ITIC primarily writes land title insurance both as a primary insurer and, to a lesser extent, as a reinsurer throughout the eastern and midwestern United States. ITIC writes title insurance through issuing agents or directly through branch offices in the District of Columbia and the States of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia. In addition to the states in which ITIC currently writes title insurance, it is also licensed to write title insurance in 22 additional states.

In the state of North Carolina, ITIC issues title insurance commitments and policies through its home office and its 27 branch offices that are located throughout North Carolina. The Company also has a branch office in South Carolina and Nebraska. Title policies are primarily issued through issuing agents in other states.

NE-ITIC was incorporated in the State of South Carolina on February 23, 1973, and became licensed to write title insurance in that state on November 1, 1973. It currently writes title insurance as a primary insurer and as a reinsurer in the State of New York. NE-ITIC is also licensed to write title insurance in the District of Columbia and the States of Arkansas, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Minnesota, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Virginia and West Virginia.

For a description of the level of net premiums written geographically by state, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report of Shareholders incorporated by reference in this Form 10-K Annual Report.

Each state license authorizing ITIC or NE-ITIC to write title insurance must be renewed annually. These licenses are necessary for the companies to operate as a title insurer in each state in which they are held.

Reinsurance. The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Reinsurance is a contractual arrangement whereby one insurer assumes some or all of the risk exposure written by another insurer. Ceded reinsurance is comprised of excess of loss treaties, which protects against losses over certain amounts.

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

The Company’s reinsurance policy is more restrictive than state regulators require. As of December 31, 2006, state insurance regulators set a maximum risk retention limit for ITIC. ITIC set its own risk retention limit at $2,750,000, meaning that it limited the net loss on primary risks up to $2,750,000. It then reinsured the next $250,000 of risk with NE-ITIC, and all risks above $3,000,000 were ceded to an unrelated reinsurer pursuant to an automatic treaty.

NE-ITIC set its risk retention limit at $250,000, meaning that it limited the net loss on primary risks up to $250,000. It then reinsured the next $2,750,000 of risk with ITIC, and all amounts above $3,000,000 were ceded to an unrelated reinsurer pursuant to an automatic treaty.

Both ITIC's and NE-ITIC's risk retention limits are self-imposed and are more conservative than state insurance regulations require. ITIC's self-imposed retention of $2,750,000 is only 12.6% of its statutorily permitted retention of $21,860,422. NE-ITIC's self-imposed retention of $250,000 is only 9.4% of its statutorily permitted retention of $2,652,810.

Ratings. The Company’s title insurance subsidiaries are regularly assigned ratings by independent agencies to indicate their financial condition. ITIC has been recognized by two independent Fannie Mae-approved actuarial firms, Demotech, Inc. and LACE Financial Corporation, with rating categories of "A Double Prime" and "A." NE-ITIC's financial stability also has been recognized by Demotech, Inc. and LACE Financial Corporation with rating categories of "A Double Prime" and "A+." According to Demotech, title insurance underwriters earning a financial stability rating of A'' (A Double Prime) possess unsurpassed financial stability related to maintaining positive surplus as regards policyholders, regardless of the severity of a general economic downturn or deterioration in the title insurance cycle. A LACE rating of "A+" or "A" indicates that a title insurance company has a strong overall financial condition that will allow it to meet its future claims and that, generally, the company has good operating earnings, is well capitalized and has adequate reserves.

Exchange Services

In 1988, the Company established Investors Title Exchange Corporation, a wholly owned subsidiary ("ITEC"), to provide services in connection with tax-deferred exchanges of like-kind property pursuant to Section 1031 of the Internal Revenue Code. ITEC acts as an intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investments, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company. In February 2006, the IRS proposed new regulations which, if adopted, may negatively affect the ability of qualified intermediaries to retain a portion of the interest earned on exchange funds held during exchange transactions. If passed as proposed, these regulations would adversely impact the exchange services segment and the Company’s net income, since a significant portion of the exchange segment’s revenues are based on retaining a portion of the interest income earned on deposits held. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information regarding IRS regulations.

Investors Title Accommodation Corporation ("ITAC") began serving as an exchange accommodation titleholder, offering a vehicle for accomplishing a reverse exchange when a taxpayer must acquire replacement property before selling the relinquished property.

Investment Management and Trust Services

The Company organized ICMC, a wholly owned subsidiary, as a North Carolina corporation on October 17, 2003. Investors Trust, also a wholly owned subsidiary of the Company, received its North Carolina trust charter on February 17, 2004, from the North Carolina Commissioner of Banks. ICMC and Investors Trust work together to provide investment management and trust services to individuals, companies, banks and trusts. These subsidiaries are not currently a reportable segment for which financial information is presented in the financial statements and are included and reported in a category called All Other. There is no assurance that this business will be successful.

OPERATIONS OF SUBSIDIARIES

See Note 13 of Notes to Consolidated Financial Statements in the 2006 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the Company's operating segments.

Title Insurance

ITIC and NE-ITIC issue title insurance coverage through its direct operations or through partially owned or independent title insurance agents. Title insurance premiums written reflect a one-time premium payment, with no recurring premiums. Generally, premiums are recorded and recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete. Where the policy is issued through a title insurance agent, the agent retains a commission. Title insurance commissions earned by the Company's agents are recognized as expense concurrently with premium recognition. The percentage of the premium retained by agents varies by region to region and is sometimes regulated by the states.

For a description of the level of net premiums written by direct and agency operations, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

Exchange Services

ITEC and ITAC provide customer services in connection with tax-deferred exchanges pursuant to Section 1031 of the Internal Revenue Code. Acting as a qualified intermediary, ITEC holds the proceeds from sales of relinquished properties until the acquisition of identified replacement properties occurs. ITAC facilitates tax-deferred reverse exchanges pursuant to IRS Revenue Procedure 2000-37. These exchanges require ITAC, using funds borrowed on a non-recourse basis from the customer or their lender, to acquire the designated replacement property on behalf of the customer by taking temporary title to their property until after the disposition of identified relinquished property occurs.

SEASONALITY AND CYCLICALITY

Title Insurance

Real estate activity is cyclical in nature. Title insurance premiums are closely related to the level of real estate activity and the average price of real estate sales. The availability of funds to finance purchases directly affects real estate sales. Other factors include changes in mortgage interest rates, consumer confidence, economic conditions, supply and demand and family income levels. Historically, the winter months have the least real estate activity because fewer real estate transactions occur, while the remaining quarters are more active. Refinance activity is generally less seasonal, but it is subject to interest rate volatility. Fluctuations in mortgage interest rates also affect demand for new mortgage loans and can cause shifts in real estate activity outside of the normal seasonal pattern.

Exchange Services

Seasonal factors affecting the level of real estate activity and the volume of title premiums written will also affect the demand for exchange services.

MARKETING

Title Insurance

The Company markets its title insurance services to a broad range of customers in the residential and commercial market sectors of the real estate industry. ITIC delivers title insurance coverage through a home office, branch offices, and issuing agents. In North Carolina, ITIC issues policies primarily through a home office and 27 branch offices. The Company also has a branch office in South Carolina and Nebraska. ITIC also writes title insurance policies through issuing agents in the District of Columbia and the States of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia. Issuing agents are typically real estate attorneys or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory.

NE-ITIC currently operates through agency offices in the State of New York.

ITIC and NE-ITIC strive to provide superior service to their customers and consider this an important factor in attracting and retaining customers. Branch and corporate personnel strive to develop new business and agency relationships to increase market share and ITIC's Commercial Services Division provides services to commercial clients. The Company's marketing efforts are also enhanced through general advertising in various trade and professional periodicals.

Exchange Services

Marketing of exchange services offered by ITEC and ITAC has been incorporated into the marketing of the core title products offered by ITIC and NE-ITIC. The Commercial Services Division of ITIC also markets the services offered by ITEC and ITAC to its clients.

CUSTOMERS

The Company is not dependent upon any single customer or a few customers, and the loss of any single customer would not have a material adverse effect on the Company.

INSURED RISK ON POLICIES IN FORCE

Generally, the amount of the insured risk or “face amount”of insurance on a title insurance policy is equal to the lesser of the purchase price of the insured property or the fair market value of the property. In the event that a claim is made against the property, the insurer is also responsible for paying all legal expenses in connection with defending the insured party and eliminating any title defects affecting the property. The insurer may, however, choose to pay the policy limits to the insured, at which time the insurer's duty to defend the claim is satisfied.

At any given time, the insurer's actual financial risk is only a portion of the aggregate insured risk of all policies in force. The reduction in risk results in part from the reissuance of title insurance policies by other underwriters when the property is conveyed or refinanced. The coverage on a lender's title insurance policy is reduced and eventually terminated as the mortgage loan it secures is paid. An owner's policy is effective as long as the insured has an ownership interest in the property or has liability under warranties of title. Due to the variability of these factors, the aggregate contingent liability on outstanding policies of the Company and its subsidiaries cannot be determined with any precision.

LOSSES AND RESERVES

While most other forms of insurance provide for the assumption of risk of loss arising out of unforeseen events, title insurance is based upon a process of loss avoidance. Losses on policies typically occur when a title defect is not discovered during the examination and settlement process and the occurrence of certain hidden risks which cannot be determined from an accurate search of public land records. The maximum amount of liability under a title insurance policy is generally the face amount of the policy plus the cost of defending the insured’s title against an adverse claim.

Reserves for claim losses are established based upon known claims, as well as losses incurred but not yet reported to the Company based upon historical experience and other factors. Title claims can often be complex, vary greatly in dollar amounts and are affected by economic and market conditions and may involve uncertainties as to ultimate exposure, and therefore, reserve estimates are subject to variability.

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

REGULATION

Title Insurance

The Company is an insurance holding company and therefore it is subject to regulation in the states in which its insurance subsidiaries do business. These regulations, among other things, require insurance holding companies to register and file certain reports and require prior regulatory approval of the payment of dividends and other intercompany distributions or transfers.

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital and surplus and establishing reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, defining the types and amounts of investments, reserve requirements, and dividend restrictions, as well as examinations and audits of title insurers. The Company's two insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed. Other governmental authorities have the power to enforce state and federal laws to which the title insurance subsidiaries are subject, including the Real Estate Settlement Procedures Act (“RESPA”).

The National Association of Insurance Commissioners (the “NAIC”) has adopted an instruction requiring an annual certification of reserve adequacy by a qualified actuary. Because all of the states in which the Company’s title insurance subsidiaries are domiciled require adherence to NAIC filing procedures, each subsidiary must file an actuarial opinion with respect to the adequacy of its reserves.

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

NE-ITIC is domiciled in South Carolina and subject to South Carolina insurance regulations. The South Carolina Department of Insurance periodically schedules financial examinations. NE-ITIC was examined by the South Carolina Department of Insurance for the period January 1, 2000 through December 31, 2005. No material deficiencies were noted.

In addition to financial examinations, ITIC and NE-ITIC are subject to market conduct cap examinations by the North Carolina Department of Insurance and the South Carolina Department of Insurance, respectively. These audits examine domiciled state activity. ITIC's last market conduct examination commenced in May 2004 for the period January 1, 2001 through December 31, 2003, with no material deficiencies noted. NE-ITIC's last market conduct examination commenced in November 2001 for the period January 1, 1998 through December 31, 2000, with no material deficiencies noted by the market conduct examiners.

Both ITIC and NE-ITIC meet the statutory premium reserve requirements and the minimum capital and surplus requirements of the states in which they are licensed.

Exchange Services

Intermediary services are not federally regulated by any regulatory commissions, and neither ITEC nor ITAC operate in any states that regulate this industry. ITEC and ITAC both provide services to taxpayers pursuant to Internal Revenue Service (“IRS”) regulations that provide taxpayers a safe harbor by using a qualified intermediary to structure tax-deferred exchanges of property and using an exchange accommodation titleholder to hold property in reverse exchange transactions. Periodically, changes to the tax code provisions affecting like-kind exchanges are considered, which could possibly eliminate the need for the services the exchange segment provides. In 2006, the IRS proposed new regulations which, if adopted, may negatively affect the ability of qualified intermediaries to retain a portion of the interest earned on exchange funds held during exchange transactions. If passed as proposed, these regulations would materially adversely impact the exchange services segment and the Company’s net income, since the exchange segment’s revenues include a portion of the interest income earned on deposits held by the Company. A public hearing on the proposed regulations was held on June 6, 2006, but no official response has been issued by the IRS on whether or not they plan to finalize the regulations as proposed.

Investment Management and Trust Services

The investment management and trust services division is regulated by the North Carolina Commissioner of Banks. Investors Trust was last examined by the North Carolina Commissioner of Banks for the period ended December 31, 2005. No material deficiencies were noted in the Report of Examination.

COMPETITION

Title Insurance

The title insurance industry is highly competitive. ITIC currently operates primarily in Kentucky, North Carolina, Michigan, South Carolina, Tennessee, Virginia and West Virginia and NE-ITIC currently operates in New York. ITIC's and NE-ITIC's major competitors together comprise a majority of the title insurance market on a national level. The number and size of competing companies varies in the different geographic areas in which the Company conducts business. Key factors that affect competition in the title insurance industry are price, expertise, timeliness and quality of service and the financial strength and size of the insurer. Title insurance underwriters also compete for agents based upon the ratio of premium splits between the underwriter and the agent. Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and related information than the Company.

In addition, there are numerous industry-related regulations and statutes that set out conditions and requirements to conduct business. Changes to or the removal of such regulations and statutes could result in additional competition from alternative title insurance products or new entrants into the industry that could materially affect the Company's business operations and financial condition.

Exchange Services

Competition for ITEC and ITAC comes from other title insurance companies and agents, banks, attorneys, and other independently-owned qualified intermediaries that offer exchange services. Key elements that affect competition are price, expertise, timeliness and quality of service and the financial strength and size of the company. Exchange services are not a regulated industry; therefore, there is no market data available regarding the Company's market position in this industry.

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in bonds (municipal and corporate) and equity securities. The investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company's insurance subsidiaries. The Company manages its investment portfolio and does not utilize third party investment managers.

See Note 3 of Notes to Consolidated Financial Statements in the 2006 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for the major categories of investments, earnings by investment categories, scheduled maturities, amortized cost, and market values of investment securities.

EMPLOYEES

The Company has no paid employees. Officers of the Company are full-time paid employees of ITIC. The Company’s subsidiaries had 229 full-time employees and 25 part-time employees as of December 31, 2006. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

ADDITIONAL INFORMATION

The Company’s internet address is www.invtitle.com, the contents of which are not and shall not be deemed a part of this document or any other U.S. Securities and Exchange filing. The Company makes available free of charge on its Internet website its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The public may read any material it has filed with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The Investors section of the Company’s website also includes its corporate governance guidelines and code of ethics.

ITEM 1A. RISK FACTORS

The risk factors listed in this section and other factors noted herein or incorporated by reference could cause actual results to differ materially from those contained in any forward-looking statements.

The Company’s results of operations and financial condition are susceptible to the changing level of demand for title insurance which is based on the level of real estate activity, the volume of mortgage refinancing transactions, changes in the requirements of lenders and other participants in the market, and other potential factors.

The demand for the Company’s title insurance and other real estate transaction products and services is dependent upon, among other things, the volume of commercial and residential real estate transactions and mortgage refinancing transactions. The volume of these transactions has historically been influenced by factors such as mortgage interest rates and the state of the overall economy. When mortgage interest rates are increasing or during an economic downturn or recession, real estate activity typically declines and the title insurance industry tends to experience lower revenues and profitability. The cyclical nature of the Company’s business has caused fluctuations in revenues and profitability in the past and is expected to do so in the future. Volume is a key factor in the Company’s profitability due to the existence of fixed costs such as personnel and occupancy expenses associated with the support of the issuance of title insurance policies and of general corporate operations. The volume of real estate transactions also depends in part upon the requirements of mortgage lenders and participants in the secondary mortgage market that title insurance policies be obtained on residential and commercial real property.

Home sales and mortgage lending are highly cyclical businesses. Historically, real estate transactions have produced seasonal revenue levels for title insurers, with residential real estate activity generally slower in the winter, when fewer families move or buy or sell homes. Therefore, the first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales. Fluctuations in mortgage interest rates, as well as other economic factors, can cause shifts in real estate activity outside the normal seasonal pattern.

Differences between actual claims experience and underwriting and reserving assumptions may adversely affect the Company’s financial results.

The Company’s net income depends upon the extent to which its actual claims experience is consistent with the assumptions used in establishing reserves for claims. Reserves for claims are established based on estimates by an independent actuary of how much the Company will need to pay for reported as well as incurred, but not yet reported claims. In addition, management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims and other relevant factors in determining loss provision rates and the aggregate recorded expected liability for claims. Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of reserves for claims, the Company cannot determine precisely the amounts which it will ultimately pay to settle its claims. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, the Company could be required to increase reserves. Title claims can often be complex, vary greatly in dollar amounts and are affected by economic and market conditions and may involve uncertainties as to ultimate exposure, and therefore, reserve estimates are subject to variability.

The Company’s insurance subsidiaries are subject to complex government regulations.

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

These dividend restrictions could limit the Company’s ability to pay dividends to its stockholders or grow its business. As of December 31, 2006, approximately $66,180,000 of the consolidated stockholders' equity represented net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. For further discussion of the regulation of dividend payments and other transactions between affiliates, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis in Item 7 of this report.

The Company’s non-insurance subsidiaries are also subject to state and federal regulations.

Some of the Company’s other businesses operate within state and federal guidelines. Any changes in the applicable regulatory environment or changes in existing regulations could restrict its existing or future operations. Revenues from the Company’s exchange services segment are closely related to the level of real estate transactions, the tax rate on capital gains and other changes in the Internal Revenue Code. The Company’s revenues in future periods will continue to be subject to these and other factors which are beyond its control. In February 2006, the IRS proposed new regulations which, if adopted, may negatively affect the ability of qualified intermediaries to retain interest earned on exchange funds they are holding. If passed as proposed, these regulations would materially adversely impact the exchange services segment and the Company’s net income, since a significant portion of the exchange segment’s revenues are based on retaining a portion of the interest income earned on deposits held by the Company.

In addition, the investment management and trust services division is regulated by the North Carolina Commissioner of Banks.

The performance of the Company’s investments depends on conditions that are outside its control.

A majority of the Company’s investments consist of fixed-maturity securities. Changes in interest rates may have an adverse impact on the market value of the Company’s investment portfolio and its return on invested cash and could reduce the value of its investment portfolio and adversely affect its results of operations and financial condition. A smaller percentage of total investments are in equities. A change in general economic conditions, the stock market, or other external factors could adversely affect the value of these investments and, in turn, the Company’s results and financial condition.

The Company may encounter difficulties managing growth or rapid technology changes, which could adversely affect its results.

The Company has historically achieved revenue growth in part through a combination of developing related new products or services and increasing its market share for existing products. A portion of the Company’s growth may be in services or geographic areas with which management is less familiar than with its core business and geographic areas. The expansion of the Company’s business, particularly in new services or geographic areas, or significant changes in technology may subject it to associated risks, such as the diversion of management’s attention, lack of substantial experience in operating such businesses and a change in competitive position resulting from rapid technology changes.

Competition in the Company’s business affects its revenues.

The title insurance industry is highly competitive. Key factors that affect competition in the title insurance business are price, expertise, timeliness and quality of service and the financial strength and size of the insurer. Title companies compete for premiums by choosing various distribution channels which may include company-owned operations and issuing agency relationships with attorneys, lenders, realtors, builders and other settlement service providers. Title insurance underwriters compete for agents on the basis of service and commission levels. Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and related information than the Company. The number and size of competing companies varies in the different geographic areas in which we operate. Competition among the major providers of title insurance, new entrants to the industry or the introduction and acceptance of new alternatives to traditional title products by the marketplace could adversely affect the Company’s operations and financial condition.

The Company’s success relies on its ability to attract and retain key personnel and agents.

Competition for skilled and experienced personnel and agents in the Company’s industry is high. The Company may have difficulty hiring the necessary marketing and management personnel to support any future growth. The loss of any key employee or the failure of any key employee to perform in their current position could prevent the Company from realizing future growth. Also, the Company cannot provide assurance that it will succeed in attracting or retaining new agents. Its results of operations and financial condition could be adversely affected if it is unsuccessful in attracting and retaining agents.

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

The competitive positions of insurance companies, in general, have come to depend increasingly on independent ratings of their financial strength and claims-paying ability. A significant downgrade in the ratings of either of the Company’s policy-issuing subsidiaries could negatively impact its ability to compete for new business and retain existing business and lead to a decrease in the Company’s stock price, the loss of certain licenses ITIC and NE-ITIC need to operate as title insurance companies in various states and adversely affect results of operations.

Regulatory and legal actions may result in financial losses and or harm to the Company’s reputation.

The title insurance industry has recently been, and continues to be, under regulatory scrutiny in a number of states with respect to pricing practices, and possible Real Estate Settlement Procedures Act (“RESPA”) violations and unlawful rebating practices. The regulatory investigations have resulted in settlements and fines for other underwriters and could lead to industry-wide reductions in premium rates and escrow fees, the inability to get rate increases when necessary, as well as changes that could adversely affect the Company’s ability to compete for or retain business or raise the costs of additional regulatory compliance. The Department of Housing and Urban Development (HUD) is responsible for enforcing RESPA. While timing and content are uncertain, HUD continues to indicate that it would like to revise RESPA regulations which would result in changes to the existing industry regulatory framework that could have a material impact on the Company’s marketing and operations.

The Company may experience losses resulting from regulatory noncompliance, fraud, defalcation or misconduct.

Fraud, defalcation, regulatory noncompliance and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business. Agents or approved attorneys typically handle large sums of money in trust pursuant to the closing of real estate transactions and a misappropriation of funds by any of these parties could result in title claims.

The Company relies upon North Carolina for about 50% of its title insurance premiums.

North Carolina is the largest source of revenue for the title insurance segment and, in 2006, North Carolina-based premiums accounted for approximately 50% of premiums earned by the Company. A decrease in North Carolina business would negatively impact financial operations.

Key accounting and information systems are concentrated in a few locations.

The Company’s home office, accounting and technology operations are concentrated in North Carolina. These critical business operations are subject to interruption by natural disasters, fire, power shortages and other events beyond the Company’s control. A catastrophic event that results in the destruction or disruption of any of the Company’s critical business operations or systems could severely affect its ability to conduct normal business operations and, as a result, there could be a material and adverse effect on the Company’s business, operating results and financial condition.

Provisions of the Company’s shareholder rights plan may make a takeover of our company difficult.

The Company has a shareholders rights plan which could discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to the Company’s shareholders for their common shares.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

EXECUTIVE OFFICERS OF THE COMPANY

Following is information regarding the executive officers of the Company as of February 28, 2007. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant

J. Allen Fine	72	Chief Executive Officer and Chairman of the Board

James A. Fine, Jr.	44	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director

W. Morris Fine	40	Executive Vice President, Secretary and Director

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The high and low sales prices for the Company's common stock, as reported on the NASDAQ National Market System, the dividends paid per common share for each quarter in the last two fiscal years and the approximate number of shareholders of record are set forth under the caption "Common Stock Data" in the 2006 Annual Report to Shareholders and are incorporated by reference in this Form 10-K Annual Report. For a discussion of factors that may limit the Company's ability to pay dividends on its common stock, refer to the subsection of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Liquidity and Capital Resources" in the 2006 Annual Report to Shareholders, incorporated by reference in this Form 10-K Annual Report.  Additional information required by this item is incorporated by reference in the 2006 Annual Report to Shareholders.

The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended December 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				349,115
10/01/06 - 10/31/06	-	-	-	349,115
11/01/06 - 11/30/06	-	-	-	349,115
12/01/06 - 12/31/06	2,342	$53.33	2,342	346,773
Total:	2,342	$53.33	2,342	346,773

(1)
For the quarter ended December 31, 2006, ITC purchased an aggregate of 2,342 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the last five fiscal years of the Company and its subsidiaries is set forth under the caption "Financial Highlights" in the 2006 Annual Report to Shareholders and is incorporated by reference in this Form 10-K Annual Report. The information should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report to Shareholders, which are incorporated by reference in this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The subsection entitled "Quantitative and Qualitative Disclosures about Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data in the 2006 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.

The financial statements meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

The supplementary financial information set forth in the section entitled "Selected Quarterly Financial Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006. In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) Management’s report on internal control over financial reporting.

The Company’s management report on internal financial reporting is set forth in the Company’s 2006 Annual Report under the heading Management’s Report on Internal Control over Financial Reporting and is incorporated herein by reference.

(b) Attestation report of the registered public accounting firm.

The report of Dixon Hughes PLLC, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is set forth in the Company’s 2006 Annual Report under the heading Report of Independent Registered Public Accounting Firm on Internal Control and is incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information called for by this item is incorporated by reference to the material under the captions “Proposal Requiring Your Vote - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance - Board of Directors and Committees - the Audit Committee” and “Corporate Governance - Code of Business Conduct and Ethics” in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007. Other information with respect to the executive officers of the Company is included at the end of Part I of this Form 10-K Annual Report under the separate caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Corporate Governance - Compensation Committee Interlocks on Insider Participation” and “Compensation Committee Report” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2007 and is incorporated by reference in this Form 10-K Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Executive Officers and Certain Beneficial Owners” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2007 and is incorporated by reference in this Form 10-K Annual Report.

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2006. The Company does not have any equity compensation plans that have not been approved by its shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	74,051	$21.82	238,470
Equity compensation plans not approved by shareholders	-	-	-
Total	74,051	$21.82	238,470

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Independent Directors” set forth in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2007 and is incorporated by reference in this Form 10-K Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information pertaining to principal accountant fees and services is set forth under the caption “Independent Registered Public Accounting Firm” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2007 is incorporated by reference in this Form 10-K Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements in the 2006 Annual Report to Shareholders are hereby incorporated by reference in this Form 10-K Annual Report:

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control

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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of March, 2007.

/s/ J. Allen Fine	/s/ James R. Morton
J. Allen Fine, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	James R. Morton, Director

/s/ James A. Fine, Jr.	/s/ A. Scott Parker III
James A. Fine, Jr., President, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	A. Scott Parker III, Director

/s/ W. Morris Fine	/s/ H. Joe King, Jr.
W. Morris Fine, Executive Vice President, Secretary and Director	H. Joe King, Jr., Director

/s/ David L. Francis	/s/ R. Horace Johnson
David L. Francis, Director	R. Horace Johnson, Director

/s/ Loren B. Harrell, Jr.
Loren B. Harrell, Jr., Director

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2006

			Amount at
			which shown
			in the
Type of Investment	Cost(1)	Market Value	Balance Sheet (2)

Fixed Maturities:
Bonds:
States, municipalities and political
subdivisions	$97,164,741	$97,972,214	$97,930,218
Public utilities	199,918	201,712	201,712
All other corporate bonds	4,810,783	5,017,979	5,017,979
Short-term investments	4,098,503	4,098,503	4,098,503
Certificates of deposit	362,408	362,408	362,408
Total fixed maturities	106,636,353	107,652,816	107,610,820

Equity Securities:
Common Stocks:
Public utilities	174,489	256,841	256,841
Banks, trust and insurance companies	70,990	498,360	498,360
Industrial, miscellaneous and all other	7,989,499	11,126,897	11,126,897
Nonredeemable preferred stocks	418,025	613,825	613,825
Total equity securities	8,653,003	12,495,923	12,495,923

Other Investments	1,473,303		1,473,303
Total investments per the consolidated balance sheet	$116,762,659		$121,580,046

(1)	Fixed maturities are shown at amortized cost and equity securities are shown at original cost.

(2)
Bonds of states, municipalities and political subdivisions are shown at amortized cost for held-to-maturity bonds and fair value for available-for-sale bonds. Equity securities are shown at fair value.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
Assets
Cash and cash equivalents	$194,391	$1,755,372
Investments in fixed maturities, available-for-sale	19,951,713	12,249,500
Investments in equity securities, available-for-sale	127,750	130,800
Short term investments	1,464,032	4,482
Investments in affiliated companies	68,973,229	65,072,364
Other investments	703,296	919,486
Other receivables	410,018	204,258
Income taxes receivable	876,666	1,233,462
Accrued interest, dividends, and other assets	261,793	108,201
Property, net	3,151,099	3,256,978
Deferred income taxes, net	55,551	-

Total Assets	$96,169,538	$84,934,903

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$893,875	$633,407
Deferred income taxes, net	-	4,240
Total liabilities	893,875	637,647

Stockholders' Equity:
Class A Junior Participating preferred stock - no par value
(shares authorized 100,000; no shares issued)	-	-
Common stock-no par (shares authorized 10,000,000; 2,507,325 and 2,549,434 shares issued and outstanding 2006 and 2005,
respectively, excluding 291,676 and 297,783 shares 2006 and
2005, respectively, of common stock held by the Company's subsidiary)	1	1
Retained earnings	92,134,608	81,477,022
Accumulated other comprehensive income	3,141,054	2,820,233
Total stockholders' equity	95,275,663	84,297,256

Total Liabilities and Stockholders' Equity	$96,169,538	$84,934,903

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Revenues:
Investment income-interest and dividends	$561,400	$280,145	$124,421
Net realized gain (loss) on sales of investments	-	18,464	(12,500)
Rental income	735,431	553,222	519,991
Miscellaneous income (loss)	(115,883)	70,147	69,274
Total	1,180,948	921,978	701,186
Operating Expenses:
Office occupancy and operations	349,645	299,388	285,903
Business development	69,372	51,110	42,953
Taxes-other than payroll and income	79,871	90,004	75,649
Professional fees	141,501	68,245	60,161
Other expenses	110,453	78,304	59,738
Total	750,842	587,051	524,404

Equity in Net Income of Affiliated Cos.*	12,710,328	12,984,996	10,583,384
Income Before Income Taxes	13,140,434	13,319,923	10,760,166
Provision (Benefit) for Income Taxes	(45,000)	27,000	41,000
Net Income	$13,185,434	$13,292,923	$10,719,166
Basic Earnings per Common Share	$5.22	$5.19	$4.29
Weighted Average Shares Outstanding-Basic	2,527,927	2,560,418	2,496,711
Diluted Earnings Per Common Share	$5.14	$5.10	$4.09
Weighted Average Shares Outstanding-Diluted	2,564,216	2,607,633	2,620,916

* Eliminated in consolidation

See notes to condensed financial statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Operating Activities:
Net income	$13,185,434	$13,292,923	$10,719,166
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in net earnings of subsidiaries	(12,710,329)	(12,984,996)	(10,583,384)
Depreciation	124,030	80,129	73,452
Amortization (accretion), net	(820)	(1,391)	5,719
Issuance of common stock in payment of bonuses and fees	5,013	-	-
Net realized (gain) loss on sales of investments	-	(18,464)	12,500
Provision (benefit) for deferred income taxes	(55,000)	33,000	59,000
(Increase) decrease in receivables	(205,760)	33,540	1,519,069
(Increase) decrease in income taxes receivable-current	356,796	890,455	(796,461)
Increase in prepaid expenses	(153,592)	(62,488)	(28,786)
Increase (decrease) in accounts payable and accrued liabilities	260,468	(290,719)	(5,357)
Net cash provided by operating activities	806,240	971,989	974,918

Investing Activities:
Capital contribution to subsidiaries	(115,000)	(1,178,000)	(1,783,000)
Return of capital contributions from subsidiaries	80,000	-	-
Dividends received from subsidiaries	9,446,950	7,291,120	5,050,819
Purchases of available-for-sale securities	(21,310,774)	(9,435,060)	(19,518,900)
Purchases of short-term securities	(1,459,550)	-	(1,012,182)
Purchases of and net earnings from other investments	-	(150,000)	-
Proceeds from sales and maturities of available-for-sale securities	13,600,000	6,024,040	13,267,500
Proceeds from sales of short-term securities	-	1,007,700	2,494,742
Proceeds from sales and distributions from other investments	216,190	68,915	9,187
Purchases of property	(18,151)	(1,251,285)	(50,326)
Net change in pending trades	-	(1,027,929)	1,027,929
Net cash provided by (used in) investing activities	439,665	1,349,501	(514,231)

Financing Activities:
Retirement of common stock	(2,255,735)	(363,765)	-
Exercise of options	55,272	-	-
Dividends paid (net dividends paid to subsidiary of $70,401, $46,717 and $53,936
in 2006, 2005 and 2004, respectively)	(606,423)	(410,202)	(374,425)
Net cash used in financing activities	(2,806,886)	(773,967)	(374,425)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,560,981)	1,547,523	86,262
Cash and Cash Equivalents, Beginning of Year	1,755,372	207,849	121,587
Cash and Cash Equivalents, End of Year	$194,391	$1,755,372	$207,849

Supplemental Disclosures:
Cash Paid During the Year For:
Income Taxes	$342,938	$896,000	$781,000
Non cash net unrealized gain/loss on investment	$(12,431)	$11,489	$(80,263)

See notes to condensed financial statements.

SCHEDULE II

INVESTORS TITLE COMPANY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1.	The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Investors Title Company and Subsidiaries.

2.	Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2006	2005	2004

Investors Title Insurance Company, net*	$4,976,950	$4,546,120	$3,950,819
Investors Title Exchange Corporation	4,125,000	2,250,000	1,100,000
Investors Title Accomodation Corporation	170,000	195,000	-
Investors Title Management Services, Inc.	60,000	275,000	-
Investors Title Commercial Agency	115,000	25,000	-

	$9,446,950	$7,291,120	$5,050,819

*
Total dividends of $5,047,351, $4,592,837 and $4,004,755 paid to the Parent Company in 2006, 2005 and 2004, respectively, netted with dividends of $70,401, $46,717 and $53,936 received from the Parent in 2006, 2005 and 2004, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2006, 2005 and 2004

		Future
		Policy		Other			Benefits
		Benefits,		Policy			Claims,	Amortization
	Deferred	Losses,		Claims			Losses	of Deferred
	Policy	Claims		and		Net	and	Policy	Other
	Acquisition	and Loss	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Cost	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written

Year Ended
December 31, 2006
Title Insurance	---	$36,906,000	---	$470,468	$70,196,467	$3,688,966	$7,405,211	---	$55,557,492	N/A
Exchange Services	---	---	---	---	---	18,138	---	---	1,346,743	N/A
All Other	---	---	---	---	---	619,231	---	---	3,022,836	N/A
	---	$36,906,000	---	$470,468	$70,196,467	$4,326,335	$7,405,211	---	$59,927,071

Year Ended
December 31, 2005
Title Insurance	---	$34,857,000	---	$442,098	$76,522,266	$2,993,149	$8,164,783	---	$57,850,106	N/A
Exchange Services	---	---	---	---	---	18,463	---	---	907,414	N/A
All Other	---	---	---	---	---	324,155	---	---	2,358,652	N/A
	---	$34,857,000	---	$442,098	$76,522,266	$3,335,767	$8,164,783	---	$61,116,172

Year Ended
December 31, 2004
Title Insurance	---	$31,842,000	---	$551,662	$71,843,445	$2,597,355	$7,984,339	---	$53,456,152	N/A
Exchange Services	---	---	---	---	---	7,821	---	---	640,183	N/A
All Other	---	---	---	---	---	147,662	---	---	2,258,336	N/A
	---	$31,842,000	---	$551,662	$71,843,445	$2,752,838	$7,984,339	---	$56,354,671

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
For the Years Ended December 31, 2006, 2005 and 2004

		Ceded to	Assumed from		Percentage of
	Gross	Other	Other	Net	Amount
	Amount	Companies	Companies	Amount	Assumed to Net

YEAR ENDED
DECEMBER 31, 2006
Title Insurance	$70,615,891	$441,582	$22,158	$70,196,467	0.03%

YEAR ENDED
DECEMBER 31, 2005
Title Insurance	$76,817,423	$316,133	$20,976	$76,522,266	0.03%

YEAR ENDED
DECEMBER 31, 2004
Title Insurance	$72,132,121	$294,639	$5,963	$71,843,445	0.01%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005 and 2004

	Balance at	Additions Charged to	Additions Charged to Other
	Beginning	Costs and	Accounts -	Deductions-		Balance at
Description	of Period	Expenses	Describe	describe*		End of Period

2006
Premiums Receivable
Valuation Provision	$2,444,000	$4,927,691	$-	$(5,243,691)	(a)	$2,128,000

Reserves for
Claims	$34,857,000	$7,405,211	$-	$(5,356,211)	(b)	$36,906,000

2005
Premiums Receivable
Valuation Provision	$2,240,000	$5,399,734	$-	$(5,195,734)	(a)	$2,444,000

Reserves for
Claims	$31,842,000	$8,164,783	$-	$(5,149,783)	(b)	$34,857,000

2004
Premiums Receivable
Valuation Provision	$2,474,000	$5,745,114	$-	$(5,979,114)	(a)	$2,240,000

Reserves for
Claims	$30,031,000	$7,984,339	$-	$(6,173,339)	(b)	$31,842,000

(a) Cancelled premiums
(b) Payments of claims, net of recoveries

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)	Articles of Incorporation dated January 22, 1973, incorporated by reference to Exhibit 1 to Form 10 dated June 12, 1984

3(ii)	Bylaws - Restated and Amended as of May 21, 2003, incorporated by reference to Exhibit 3(ii) to Form 10-K for the year ended December 31, 2003

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

10(v)
Form of Amendment to Incentive Stock Option Agreement between Investors Title Company and George Abbitt Snead,  incorporated by reference to Exhibit 10(xii) to Form 10-Q for the quarter ended June 30, 2000

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

10(x)	Nonqualified Deferred Compensation Plan dated June 1, 2004, incorporated by reference to Exhibit 10(xii) to Form 10-Q for the quarter ended June 30, 2004

10(xi)	Nonqualified Supplemental Retirement Benefit Plan dated November 17, 2003, incorporated by reference to Exhibit 10(xiii) to Form 10-Q for the quarter ended June 30, 2004

10(xii)	Death Benefit Plan Agreement dated April 1, 2004 with J. Allen Fine, incorporated by reference to Exhibit 10(xiv) to Form 10-Q for the quarter ended June 30, 2004

10(xiii)	Death Benefit Plan Agreement dated May 19, 2004 with James A. Fine, Jr., incorporated by reference to Exhibit 10(xv) to Form 10-Q for the quarter ended June 30, 2004

13	Portions of 2006 Annual Report to Shareholders incorporated by reference in this report as set forth in Parts I, II and IV hereof

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to Form 10-K for the year ended December 31, 2003

16	Letter regarding Change in Certifying Accountant, incorporated by reference to Exhibit 16 to Form 8-K dated September 24, 2004

21	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2003

23	Consent of Dixon Hughes PLLC

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002