Form 10-Q
period 2007-03-31
INVESTORS TITLE CO
filed 2007-05-07
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to ___________________

Commission File Number: 0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State of incorporation)	(I.R.S. Employer Identification No.)

121 North Columbia Street, Chapel Hill, North Carolina 27514
(Address of principal executive offices) (Zip Code)

(919) 968-2200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.) (Check one): Large accelerated filer      Accelerated filer   X _ Non-accelerated filer _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____   No __X_

As of April 30, 2007, there were 2,778,408 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Item 1. Financial Statements
Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2007 and December 31, 2006
(Unaudited)
	March 31, 2007	December 31, 2006
Assets
Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2007: $1,231,992; 2006: $1,237,613)	$1,193,959	$1,195,617
Available-for-sale, at fair value (amortized cost: 2007: $103,443,151; 2006: $100,979,825)	104,236,975	101,954,292
Equity securities, available-for-sale, at fair value	12,677,136	12,495,923
Short-term investments	2,122,879	4,460,911
Other investments	1,623,036	1,473,303
Total investments	121,853,985	121,580,046

Cash and cash equivalents	3,414,489	3,458,432

Premiums and fees receivable, less allowance for doubtful accounts of
$2,018,000 and $2,128,000 for 2007 and 2006, respectively	6,792,739	6,693,706
Accrued interest and dividends	1,204,662	1,336,790
Prepaid expenses and other assets	1,692,953	1,479,366
Property acquired in settlement of claims	303,538	303,538
Property, net	5,910,789	6,134,304
Deferred income taxes, net (Note 7)	2,308,436	2,530,196

Total Assets	$143,481,591	$143,516,378

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims (Note 2)	$37,133,000	$36,906,000
Accounts payable and accrued liabilities	9,522,465	10,537,992
Commissions and reinsurance payables	242,617	470,468
Current income taxes payable (Note 7)	333,704	326,255
Total liabilities	47,231,786	48,240,715

Commitments and Contingencies (Note 8)

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000;
2,486,352 and 2,507,325 shares issued and outstanding 2007 and 2006, respectively, excluding 291,676 shares for 2007 and 2006
of common stock held by the Company's subsidiary)	1	1
Retained earnings	93,213,418	92,134,608
Accumulated other comprehensive income (Note 3)	3,036,386	3,141,054
Total stockholders' equity	96,249,805	95,275,663

Total Liabilities and Stockholders' Equity	$143,481,591	$143,516,378

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Revenues:
Underwriting income:
Premiums written	$16,874,977	$16,746,269
Less-premiums for reinsurance ceded	82,435	114,643
Net premiums written	16,792,542	16,631,626
Investment income - interest and dividends	1,209,607	994,054
Net realized gain on sales of investments	166,180	561,647
Exchange services revenue (Note 5)	1,245,479	1,027,732
Other	919,961	963,789
Total	20,333,769	20,178,848

Operating Expenses:
Commissions to agents	6,845,288	6,283,396
Provision for claims (Note 2)	1,809,433	1,855,279
Salaries, employee benefits and payroll taxes (Note 6)	5,274,375	5,005,847
Office occupancy and operations	1,436,123	1,465,313
Business development	523,182	505,658
Filing fees and taxes, other than payroll and income	165,213	150,858
Premium and retaliatory taxes	441,920	342,068
Professional and contract labor fees	645,010	587,622
Other	222,011	218,866
Total	17,362,555	16,414,907

Income Before Income Taxes	2,971,214	3,763,941

Provision For Income Taxes (Note 7)	649,000	889,000

Net Income	$2,322,214	$2,874,941

Basic Earnings Per Common Share (Note 4)	$0.93	$1.13

Weighted Average Shares Outstanding - Basic (Note 4)	2,499,035	2,549,070

Diluted Earnings Per Common Share (Note 4)	$0.92	$1.11

Weighted Average Shares Outstanding - Diluted (Note 4)	2,535,858	2,586,465

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

				Accumulated	Total
	Common Stock		Retained	Other Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income	Equity
Balance, December 31, 2005	2,549,434	$1	$81,477,022	$2,820,233	$84,297,256
Net income			2,874,941		2,874,941
Dividends ($.06 per share)			(152,944)		(152,944)
Shares of common stock repurchased and retired	(3,741)		(159,796)		(159,796)
Issuance of common stock in payment of
bonuses and fees	112		5,045		5,045
Stock options exercised	2,310		48,095		48,095
Share-based compensation expense			26,080		26,080
Net unrealized loss on investments, net of tax benefit				(464,018)	(464,018)

Balance, March 31, 2006	2,548,115	$1	$84,118,443	$2,356,215	$86,474,659

Balance, December 31, 2006	2,507,325	$1	$92,134,608	$3,141,054	$95,275,663
Net income			2,322,214		2,322,214
Dividends ($.06 per share)			(149,181)		(149,181)
Shares of common stock repurchased and retired	(23,443)		(1,199,858)		(1,199,858)
Issuance of common stock in payment of
bonuses and fees	40		1,999		1,999
Stock options exercised	2,430		85,488		85,488
Share-based compensation expense			18,148		18,148
Net unrealized loss on investments, net of tax benefit				(104,668)	(104,668)

Balance, March 31, 2007	2,486,352	$1	$93,213,418	$3,036,386	$96,249,805

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
	2007	2006
Operating Activities:
Net income	$2,322,214	$2,874,941
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	319,642	273,968
Amortization, net	64,749	33,188
Issuance of common stock in payment of bonuses and fees	1,999	5,045
Share-based compensation expense related to stock options	18,148	26,080
Benefit for losses on premiums receivable	(110,000)	(54,000)
Net loss on disposals of property	238	8,631
Net realized gain on sales of investments	(166,180)	(561,647)
Provision for claims	1,809,433	1,855,279
Provision (benefit) for deferred income taxes	275,000	(29,000)
Changes in assets and liabilities:
Decrease in receivables and other assets	29,141	1,066,974
Decrease in accounts payable and accrued liabilities	(1,329,564)	(1,239,961)
Decrease in commissions and reinsurance payables	(227,851)	(134,475)
Increase in current income taxes payable	7,449	32,333
Payments of claims, net of recoveries	(1,582,433)	(1,161,279)
Net cash provided by operating activities	1,431,985	2,996,077

Investing Activities:
Purchases of available-for-sale securities	(22,031,619)	(18,210,668)
Purchases of short-term securities	(123,336)	(136,773)
Purchases of and net earnings (losses) from other investments	(245,213)	(82,146)
Proceeds from sales and maturities of available-for-sale securities	19,510,904	1,290,617
Proceeds from maturities of held-to-maturity securities	2,000	101,000
Proceeds from sales and maturities of short-term securities	2,461,368	5,852,981
Proceeds from sales and distributions of other investments	95,480	95,390
Purchases of property	(97,965)	(200,095)
Proceeds from disposals of property	1,600	175
Net change in pending trades	214,404	-
Net cash used in investing activities	(212,377)	(11,289,519)

Financing Activities:
Repurchases of common stock, net	(1,199,858)	(159,796)
Exercise of options	85,488	48,095
Dividends paid	(149,181)	(152,944)
Net cash used in financing activities	(1,263,551)	(264,645)

Net Decrease in Cash and Cash Equivalents	(43,943)	(8,558,087)
Cash and Cash Equivalents, Beginning of Period	3,458,432	14,608,481
Cash and Cash Equivalents, End of Period	$3,414,489	$6,050,394

Supplemental Disclosures:
Cash Paid During the Period for
Income Taxes, net of refunds	$367,000	$884,000

Non cash net unrealized loss on investments, net of deferred tax benefit of $53,240 and $240,311 for 2007 and 2006, respectively	$104,668	$464,018

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the "Notes to Consolidated Financial Statements" of Investors Title Company’s (“the Company”) Annual Report to Shareholders for the year ended December 31, 2006 for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Use of Estimates and Assumptions - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.

Reclassification - Certain 2006 amounts have been reclassified to conform to the 2007 classifications. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recently Issued Accounting Standards -In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the three months ended March 31, 2007 and the year ended December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006
Balance, beginning of period	$36,906,000	$34,857,000
Provision, charged to operations	1,809,433	7,405,211
Payments of claims, net of recoveries	(1,582,433)	(5,356,211)
Ending balance	$37,133,000	$36,906,000

The total reserve for all reported and unreported losses the Company incurred through March 31, 2007 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims for policies issued through March 31, 2007. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the Company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

Total comprehensive income for the three months ended March 31, 2007 and 2006 was $2,217,546 and $2,410,923, respectively. Other comprehensive income is comprised of unrealized gains or losses on the Company’s available-for-sale securities, net of tax.

Note 4 - Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method were 36,823 and 37,395 for the periods ended March 31, 2007 and 2006, respectively.

Note 5 - Segment Information

Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-deferred exchange services.

Three Months Ended March 31, 2007	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$17,167,046	$1,245,479	$747,778	$(202,321)	$18,957,982
Investment income	1,003,330	9,213	214,565	(17,501)	1,209,607
Net realized gain on sales of investments	166,180	-	-	-	166,180
Total revenues	$18,336,556	$1,254,692	$962,343	$(219,822)	$20,333,769
Operating expenses	16,253,033	415,503	896,340	(202,321)	17,362,555
Income before income taxes	$2,083,523	$839,189	$66,003	$(17,501)	$2,971,214
Assets	$114,307,805	$893,005	$28,280,781	$-	$143,481,591

Three Months Ended March 31, 2006	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$17,161,409	$1,027,732	$681,669	$(247,663)	$18,623,147
Investment income	892,880	7,697	111,267	(17,790)	994,054
Net realized gain on sales of investments	561,647	-	-	-	561,647
Total revenues	$18,615,936	$1,035,429	$792,936	$(265,453)	$20,178,848
Operating expenses	15,629,928	281,157	751,485	(247,663)	16,414,907
Income before income taxes	$2,986,008	$754,272	$41,451	$(17,790)	$3,763,941
Assets	$106,419,754	$872,056	$22,709,018	$-	$130,000,828

Operating revenues represent net premiums written and other revenues.

Note 6 - Retirement and Other Postretirement Benefit Plans

On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The plan is unfunded. The following sets forth the net periodic benefits cost for the executive benefits for the quarters ended March 31, 2007 and 2006:
	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Service cost	$3,494	$3,557
Interest cost	3,662	3,515
Amortization of unrecognized prior service cost	5,097	5,097
Amortization of unrecognized gains	(651)	(416)
Net periodic benefits costs	$11,602	$11,753

Note 7 - Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company did not recognize any increase in the liability for unrecognized tax benefits, nor did it reduce the January 1, 2007 balance in retained earnings for any additional liability.

The amount of unrecognized tax benefit or liability may increase or decrease in the future for various reasons, including adding amounts for current tax year positions, expiration of open income tax returns due to the statute of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or eliminations of uncertain tax positions.

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits or liabilities in income tax expense in the Consolidated Statements of Income.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2003.

Note 8 - Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2006 Annual Report on Form 10-K and 2006 Annual Report to Shareholders should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

Overview

Title Insurance: Investors Title Company (the "Company") engages primarily in two segments of business. Its primary business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and Northeast Investors Title Insurance Company ("NE-ITIC"), which accounted for 90.6% of the Company’s operating revenues in the first quarter of 2007. Through ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

There are two basic types of title insurance policies - one for the mortgage lender and one for the real estate owner. A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender's title insurance policy does not protect the property owner. The property owner has to purchase a separate owner's title insurance policy to protect their investment. When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property. If a claim is made against real property, title insurance provides indemnification against insured defects. The title insurer has the option to retain counsel and pay the legal expenses to eliminate or defend against any title defects, pay any third party claims arising from errors in title examination and recording or pay the insured’s actual losses, up to policy limits, arising from defects in title as defined in the policy.

ITIC delivers title insurance coverage through a home office, branch offices and issuing agents. In North Carolina, ITIC issues policies primarily through a home office and 27 branch offices. ITIC also has branch offices in South Carolina and Nebraska. In other states, title policies are issued primarily through issuing agents. Issuing agents are typically real estate attorneys or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory. The ability to attract and retain issuing agents is a key determinant of the Company’s growth in premiums written.

The Company's overall level of premiums written in the land title insurance industry is affected by real estate activity. In turn, real estate activity is affected by a number of factors, including the level of interest rates, the availability of mortgage funds, the level of real estate transactions and mortgage refinance activity, the cost of real estate, employment levels, family income levels and general economic conditions. Generally, real estate activity declines as a result of higher interest rates or an economic downturn, thus leading to a corresponding decline in title insurance premiums written and profitability of the Company. The cyclical nature of the land title insurance industry has historically caused fluctuations in revenues and profitability and it is expected to continue to do so in the future. The Company’s title business also experiences seasonality in addition to cyclicality.

Revenues for this segment result from refinance activity, purchases of new and existing residential and commercial real estate, and certain other types of mortgage lending such as home equity lines of credit.

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

Since the title insurance business generally is closely related to the overall level of real estate activity, and title insurance volumes generally fluctuate based on the effect changes in interest rates have on the level of real estate activity, any substantial increases in interest rates will likely have a negative impact on mortgage originations. Operating results for the quarter ended March 31, 2007, therefore, should not be viewed as indicative of the Company's future operating results. The Company continues to monitor and strives to manage operating expenses to offset the cyclical nature of the real estate market and with knowledge of the potential for further declines in title insurance revenues if interest rates continue to rise or the economy slows.

While timing and content are uncertain, the Department of Housing and Urban Development (“HUD”) continues to indicate that it would like to revise Real Estate Settlement Procedures Act regulations. In April 2007, the Government Accountability Office released a report on a study undertaken on the title insurance industry in which it recommended that HUD and state insurance regulators take actions to improve consumers’ ability to comparison shop for title insurance and strengthen the regulation and oversight of the title insurance market, among other measures. Based on the information known to management at this time, it is not possible to predict the outcome of any of the currently pending governmental recommendations for the title insurance industry’s market and other matters, or the market’s response to them. However, any material change in the Company’s regulatory environment may have an adverse effect on its business.

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

On February 3, 2006, the IRS proposed new regulations which, if adopted, may negatively affect the ability of qualified intermediaries to retain a portion of the interest earned on exchange funds held during exchange transactions. If passed as proposed, these regulations would have a materially adverse impact on the exchange services segment and the Company’s net income, since a significant portion of the exchange segment’s revenues are based on retaining a portion of the interest income earned on deposits held by the Company. A public hearing on the proposed regulations was held on June 6, 2006, and as a result the IRS agreed to revise its initial regulatory flexibility analysis on the impact of the proposed regulations to small businesses. In March, 2007, the IRS issued a revised regulatory flexibility analysis and requested more specific information to help in determining the impact the rules would have on small businesses.

Other Services: Other services include those offered by Investors Trust Company ("Investors Trust"), Investors Capital Management Company (“ICMC”), and Investors Title Management Services, Inc. (“ITMS”), wholly owned subsidiaries of the Company. In conjunction with Investors Trust, ICMC provides investment management and trust services to individuals, companies, banks and trusts. ITMS offers various consulting services to provide partners with the technical expertise to start and successfully operate a title insurance agency.

Critical Accounting Estimates and Policies

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments. During the quarter ended March 31, 2007, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission. Actual results could differ from these estimates.

Results of Operations

For the quarter ended March 31, 2007, net premiums written increased 1.0% to $16,792,542, investment income increased 21.7% to $1,209,607, total revenues increased 0.8% to $20,333,769 and net income decreased 19.2% to $2,322,214, all compared with the same quarter in 2006. Net income per basic and diluted common share decreased 17.7% and 17.1%, respectively, to $0.93 and $0.92, compared with the same prior year period.

Total revenues slightly exceeded the prior year period primarily due to an increase in the exchange services income, an increase in investment income and a slight increase in net premiums written. Offsetting these increases was a decrease in net realized gain on sales of investments. Profit margin declined as overall operating expenses increased.

Operating revenues: Operating revenues include net premiums written plus other fee income as well as gains and losses on the disposal of fixed assets. Investment income and realized investment gains/losses are not included in operating revenues and are discussed separately following operating revenues.

Following is a breakdown of branch and agency premiums for the quarter ended March 31:

	2007	%	2006	%
Branch	$7,133,311	42	$7,727,025	46
Agency	9,659,231	58	8,904,601	54
Total	$16,792,542	100	$16,631,626	100

Total premiums written were positively impacted by an increase in the Company’s agency business. Agency net premiums written increased 8.5% and decreased 9.7% for the three months ended March 31, 2007 and 2006, respectively, compared with the prior years.

Net premiums written from branch operations decreased 7.7% and increased 6.6% for the quarters ended March 31, 2007 and 2006, respectively, as compared with the same period in the prior years. Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina and, as a result, branch net premiums written primarily represent North Carolina business and were negatively impacted by the real estate activity in this state’s market.

Following is a schedule of premiums written for the three months ended March 31, 2007 and 2006 in all states in which the Company’s two insurance subsidiaries currently underwrite insurance:

	2007	2006
Alabama	$139,360	$243,636
Florida	828,547	278,335
Illinois	388,957	247,895
Kentucky	549,690	573,498
Maryland	286,871	373,769
Michigan	779,325	877,309
Minnesota	118,682	337,169
Mississippi	263,842	134,452
Nebraska	173,324	134,310
New York	506,759	503,596
North Carolina	7,913,473	8,441,482
Pennsylvania	326,654	315,912
South Carolina	1,716,400	1,402,073
Tennessee	649,390	666,323
Virginia	1,560,504	1,674,103
West Virginia	467,925	455,418
Other States	198,344	80,563
Direct Premiums	16,868,047	16,739,843
Reinsurance Assumed	6,930	6,426
Reinsurance Ceded	(82,435)	(114,643)
Net Premiums	$16,792,542	$16,631,626

According to data published by Freddie Mac, the quarterly average 30-year fixed mortgage interest rates in the United States decreased to 6.22% for the quarter ended March 31, 2007, compared with 6.24% for the quarter ended March 31, 2006. Although net premiums written in the first quarter of 2007 increased slightly over the same period in 2006, the total number of policies and commitments issued declined in the first quarter of 2007 to 57,009, which is a decrease of 6.7% compared with 61,097 policies and commitments issued in the same period in 2006. Title insurance volumes fluctuate based on the effect that changes in interest rates have on the level of real estate activity. The softening housing market due to higher sustained rates was the primary reason for the decline in volume. In addition, premium rates vary by the state in which the policies are written.

Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) increased 21.2% compared with the first quarter of 2006. The increase in 2007 was primarily due to higher levels of interest income earned on exchange fund deposits held by the Company, resulting from higher current interest rates. The Company has also focused on increased marketing and education efforts. Also, see Overview section for discussion of proposed IRS rules.

Other revenues primarily include investment management fee income and agency service fees, as well as search fee and other ancillary fees and income related to the Company’s other equity method investments. Other revenues decreased 4.5% in 2007 compared with the first quarter of the prior year, primarily due to declines in closing and search fee income.

Nonoperating revenues: Investment income and realized gains and losses from sales of investments are included in non-operating revenues.

Investment income increased 21.7% to $1,209,607 in the first quarter of 2007, compared with $994,054 in the same period in 2006. The increase was principally attributable to increases in the average investment portfolio balance and, to a lesser extent, to an increase in investments in taxable securities and higher rates of interest earned on short-term investments and cash balances.

Net realized gain on the sales of investment securities totaled $166,180 for the three months ended March 31, 2007, compared with net realized gain of $561,647 for the corresponding period in 2006. The decrease in net realized investment gain in 2007 was primarily the result of capital gains realized on several equity securities sold during the first quarter of 2006 primarily due to a repositioning of the Company’s investment portfolio.

Operating Expenses: The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations. Total operating expenses increased 5.8% for the three-month period ended March 31, 2007 compared with the same period in 2006. These increases resulted primarily from increases in commissions to agents and salaries, employee benefits and payroll taxes. Following is a summary by segment of the Company’s operating expenses. Intersegment eliminations have been netted with each segment; therefore, the individual segment amounts will not agree to Note 5 in the accompanying Consolidated Financial Statements.

	2007	%	2006	%
Title insurance	$16,076,028	93	$15,408,360	94
Exchange services	399,689	2	262,759	2
All other	886,838	5	743,788	4
	$17,362,555	100	$16,414,907	100

On a combined basis, profit margins were 11.4% and 14.2% in 2007 and 2006, respectively. Total revenues increased 0.8% in 2007, while operating expenses increased 5.8%, contributing to a less favorable combined profit margin for 2007.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 8.9% from the prior year first quarter primarily due to increased premiums from agency operations in 2007 as noted previously. Commission expense as a percentage of net premiums written by agents was 70.9 % and 70.6% for the first quarter 2007 and 2006, respectively. Commission rates vary by the geographic area in which the commission is paid and may be influenced by state regulations.

The provision for claims as a percentage of net premiums written was 10.8% for the three months ended March 31, 2007, versus 11.2% for the same period in 2006. Loss provision rates are subject to variability and are reviewed and adjusted as experience develops. Declining economic conditions and/or declines in transaction volumes have historically been factors in increased claim expenses due to increased mechanics liens, defalcations and other matters which may be discovered during property foreclosures. Title claims are typically reported and paid within the first several years of policy issuance. The provision reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.

At March 31, 2007, the total reserves for claims were $37,133,000. Of that total, $4,919,601 was reserved for specific claims and $32,213,399 was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 25.9% and 24.8% for the three months ended March 31, 2007 and 2006, respectively. The increase in salary and employee benefit costs in 2007 was primarily related to salary increases. The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 84.7% and 87.2% of the total consolidated amount for the three months ended March 31, 2007 and 2006, respectively.

Overall office occupancy and operations as a percentage of total revenues was 7.1% and 7.3% for the three months ended March 31, 2007 and 2006, respectively. The decrease in office occupancy and operations expense in 2007 compared with 2006 was due to a decrease in various items, including office supplies, partially offset by an increase in depreciation expense and maintenance services.

Title insurance companies are generally not subject to state income or franchise taxes. However, in most states they are subject to premium and retaliatory taxes. Premium and retaliatory taxes as a percentage of premiums written were 2.6% and 2.1% for the three months ended March 31, 2007 and 2006, respectively.

Professional and contract labor fees for the three months ended March 31, 2007 compared with the same period in 2006 increased primarily due to an increase in contract labor fees incurred related to investments in infrastructure and technology.

Other expenses primarily include miscellaneous operating expenses of the Trust division and other miscellaneous expenses of the title segment.

Income Taxes: The provision for income taxes was 21.8% and 23.6% of income before income taxes for the quarters ended March 31, 2007 and 2006, respectively. The decrease in the effective rate for the quarter ended March 31, 2007 was primarily due to a higher mix of tax-exempt investment income relative to total taxable income.

Net Income: On a consolidated basis, the Company reported a decrease in net income of 19.2% from the first quarter of 2006 to the same period in 2007. Operating expenses increased compared with the 2006 period primarily due to increases in commissions paid to agents, salaries, employee benefits and payroll taxes and professional and contract labor fees.

Liquidity and Capital Resources

Cash flows: Net cash provided by operating activities for the three months ended March 31, 2007, amounted to $1,431,985 compared with $2,996,077 for the same three-month period of 2006. Cash flow from operations has been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and other requirements. The decrease in net cash provided by operating activities is primarily the result of a smaller decrease in receivables and other assets compared with the prior year period and the decrease in net income. The principal non-operating uses of cash and cash equivalents for the three month periods ended March 31, 2007 and 2006 were additions to the investment portfolio and repurchases of common stock.

Payment of dividends: The Company’s significant sources of funds are dividends and distributions from its subsidiaries, which are subject to regulation in the states in which they do business. These regulations, among other things, require prior regulatory approval of the payment of dividends and other intercompany transfers. The Company believes that amounts available for transfer from the insurance subsidiaries are adequate to meet the Company’s operating needs.

Liquidity: Due to the Company’s consistent ability to generate positive cash flows from its operations, management believes that funds generated from operations will enable the Company to adequately meet its anticipated cash needs and is unaware of any trend or occurrence that is likely to result in adverse liquidity changes. The Company’s cash requirements include operating expenses, taxes, capital expenditures and dividends on its common stock declared by the Board of Directors. In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities. As of March 31, 2007, the Company held cash and cash equivalents of $3,414,489, short-term investments of $2,122,879 and various other readily marketable securities.

Capital Expenditures: During 2007, the Company has plans for various capital improvement projects, including several software development projects. The Company anticipates capital expenditures of approximately $1.1 million in connection with these projects.

Off-Balance Sheet Arrangements and Contractual Obligations: It is not the general practice of the Company to enter into off-balance sheet arrangements; nor is it the policy of the Company to issue guarantees to third parties. Off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases, payments due under various agreements with third party service providers, and unaccrued obligations pursuant to certain executive employment agreements.

The total reserve for all reported and unreported losses the Company incurred through March 31, 2007 is represented by the reserves for claims. Information regarding the claims reserves can be found in Note 2 to the consolidated financial statements of this Form 10-Q. Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

Safe Harbor Statement

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "should," "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following: the demand for title insurance will vary due to factors such as interest rate fluctuations, the availability of mortgage funds, the level of real estate transactions, mortgage refinance activity, the cost of real estate, consumer confidence, employment levels, family income levels and general economic conditions; changes to the insurance requirements of the participants in the secondary mortgage market; losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; unanticipated adverse changes in securities markets including interest rates, could result in material losses on the Company’s investments; the Company’s dependence on key management personnel, the loss of whom could have a material adverse affect on the Company’s business; the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner; significant changes to applicable government regulations; state statutes require the Company’s insurance subsidiaries to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that the insurance subsidiaries may pay to the Company without prior regulatory approval; and key accounting and information systems are concentrated in a few locations. These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Company’s market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the Company’s 2006 Annual Report on Form 10-K for the period ended December 31, 2006.

Item 4. Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Pursuant to Rule 13a-15b under the Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007. In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2007, the Company implemented new general ledger, accounts payable and fixed assets systems to record and report financial transactions. Other than the items described above, there were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended March 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				346,773
01/01/07 - 01/31/07	1,658	$53.91	1,658	345,115
02/01/07 - 02/28/07	3,010	$50.85	3,010	342,105
03/01/07 - 03/31/07	18,775	$50.99	18,775	323,330
Total:	23,443	$51.18	23,443	323,330

(1)	For the quarter ended March 31, 2007, ITC purchased an aggregate of 23,443 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.

(2)
In 2000, 2004 and 2005, the Board of Directors of ITIC and ITC, respectively, approved the purchase by ITIC or ITC of up to an aggregate of 500,000 and 125,000 shares, respectively, of the Company’s common stock pursuant to the Plan. Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when ITC has purchased all shares authorized for purchase thereunder.

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
Date: May 7, 2007