Form 10-Q
period 2007-06-30
INVESTORS TITLE CO
filed 2007-08-07
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to ____________________

Commission File Number:  0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State of Incorporation)	(I.R.S. Employer Identification No.)

121 North Columbia Street, Chapel Hill, North Carolina 27514
(Address of Principal Executive Offices) (Zip Code)

(919) 968-2200
(Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes __X_    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer  _____     Accelerated filer __X_  Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes _____ No __X_

As of July 25, 2007, there were 2,775,431 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2007 and December 31, 2006
(Unaudited)

	June 30, 2007	December 31, 2006

Assets
Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2007: $1,227,945; 2006: $1,237,613)	$1,194,304	$1,195,617
Available-for-sale, at fair value (amortized cost: 2007: $105,665,463; 2006: $100,979,825)	105,281,130	101,954,292
Equity securities, available-for-sale, at fair value	13,492,236	12,495,923
Short-term investments	1,733,603	4,460,911
Other investments	1,736,647	1,473,303
Total investments	123,437,920	121,580,046

Cash and cash equivalents	3,169,702	3,458,432

Premiums and fees receivable, less allowance for doubtful accounts of
$2,251,000 and $2,128,000 for 2007 and 2006, respectively	7,901,074	6,693,706
Accrued interest and dividends	1,303,050	1,336,790
Prepaid expenses and other assets	1,554,422	1,479,366
Property acquired in settlement of claims	312,038	303,538
Property, net	5,650,209	6,134,304
Deferred income taxes, net (Note 7)	3,388,953	2,530,196

Total Assets	$146,717,368	$143,516,378

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims (Note 2)	$40,560,000	$36,906,000
Accounts payable and accrued liabilities	9,062,960	10,537,992
Commissions and reinsurance payables	277,052	470,468
Current income taxes payable (Note 7)	185,879	326,255
Total liabilities	50,085,891	48,240,715

Commitments and Contingencies (Note 8)

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000;
2,483,415 and 2,507,325 shares issued and outstanding 2007 and 2006, respectively, excluding 291,676 shares for 2007 and 2006
of common stock held by the Company's subsidiary)	1	1
Retained earnings	93,960,059	92,134,608
Accumulated other comprehensive income (Note 3)	2,671,417	3,141,054
Total stockholders' equity	96,631,477	95,275,663

Total Liabilities and Stockholders' Equity	$146,717,368	$143,516,378

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Revenues:
Underwriting income:
Premiums written	$18,715,760	$19,222,175	$35,590,737	$35,968,444
Less-premiums for reinsurance ceded	89,581	98,584	172,016	213,227
Net premiums written	18,626,179	19,123,591	35,418,721	35,755,217
Investment income - interest and dividends	1,271,755	1,034,696	2,481,362	2,028,750
Net realized gain (loss) on sales of investments	200,023	(17,190)	366,203	544,457
Exchange services revenue (Note 5)	870,083	1,908,357	2,115,562	2,936,089
Other	1,139,493	1,077,167	2,059,454	2,040,956
Total	22,107,533	23,126,621	42,441,302	43,305,469

Operating Expenses:
Commissions to agents	7,733,004	7,289,322	14,578,292	13,572,718
Provision for claims (Note 2)	4,352,005	2,030,412	6,161,438	3,885,691
Salaries, employee benefits and payroll taxes (Note 6)	5,091,139	4,917,022	10,365,514	9,922,869
Office occupancy and operations	1,452,901	1,266,042	2,889,024	2,731,355
Business development	556,734	547,505	1,079,916	1,053,163
Filing fees and taxes, other than payroll and income	126,455	142,850	291,668	293,708
Premium and retaliatory taxes	395,262	328,542	837,182	670,610
Professional and contract labor fees	826,140	737,534	1,471,150	1,325,156
Other	278,744	222,885	500,755	441,751
Total	20,812,384	17,482,114	38,174,939	33,897,021

Income Before Income Taxes	1,295,149	5,644,507	4,266,363	9,408,448

Provision For Income Taxes (Note 7)	141,000	1,328,970	790,000	2,217,970

Net Income	$1,154,149	$4,315,537	$3,476,363	$7,190,478

Basic Earnings Per Common Share (Note 4)	$0.46	$1.70	$1.40	$2.83

Weighted Average Shares Outstanding - Basic (Note 4)	2,484,874	2,537,883	2,491,955	2,543,475

Diluted Earnings Per Common Share (Note 4)	$0.46	$1.68	$1.38	$2.79

Weighted Average Shares Outstanding - Diluted (Note 4)	2,518,206	2,572,062	2,526,844	2,578,743

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

				Accumulated	Total
	Common Stock		Retained	Other Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income	Equity

Balance, December 31, 2005	2,549,434	$1	$81,477,022	$2,820,233	$84,297,256
Net income			7,190,478		7,190,478
Dividends ($.12 per share)			(305,220)		(305,220)
Shares of common stock repurchased	(500)		(22,445)		(22,445)
Shares of common stock repurchased and retired	(21,389)		(925,990)		(925,990)
Issuance of common stock in payment of
bonuses and fees	236		10,085		10,085
Stock options exercised	6,255		107,169		107,169
Share-based compensation expense			36,297		36,297
Change in investment accounting method			24,378		24,378
Net unrealized loss on investments				(1,209,855)	(1,209,855)

Balance, June 30, 2006	2,534,036	$1	$87,591,774	$1,610,378	$89,202,153

Balance, December 31, 2006	2,507,325	$1	$92,134,608	$3,141,054	$95,275,663
Net income			3,476,363		3,476,363
Dividends ($.12 per share)			(298,851)		(298,851)
Shares of common stock repurchased and retired	(29,285)		(1,485,379)		(1,485,379)
Issuance of common stock in payment of
bonuses and fees	40		1,999		1,999
Stock options exercised	5,335		88,665		88,665
Share-based compensation expense			42,654		42,654
Unrealized loss on investments and retirement benefits, net of taxes				(469,637)	(469,637)

Balance, June 30, 2007	2,483,415	$1	$93,960,059	$2,671,417	$96,631,477

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Operating Activities:
Net income	$3,476,363	$7,190,478
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	645,599	528,423
Amortization on investments, net	139,091	78,756
Amortization of prior service cost	8,893	-
Issuance of common stock in payment of bonuses and fees	1,999	10,085
Share-based compensation expense related to stock options	42,654	36,297
Provision for losses on premiums receivable	123,000	159,000
Net gain on disposals of property	(2,673)	(2,149)
Net realized gain on sales of investments	(366,203)	(544,457)
Provision for claims	6,161,438	3,885,691
Provision (benefit) for deferred income taxes	(616,000)	170,970
Changes in assets and liabilities:
Increase in receivables and other assets	(1,380,184)	(595,295)
Increase (decrease) in accounts payable and accrued liabilities	(477,012)	1,876,185
Decrease in commissions and reinsurance payables	(193,416)	(83,713)
Decrease in current income taxes payable	(140,376)	(667,667)
Payments of claims, net of recoveries	(2,507,438)	(2,876,691)
Net cash provided by operating activities	4,915,735	9,165,913

Investing Activities:
Purchases of available-for-sale securities	(28,812,517)	(27,667,588)
Purchases of short-term securities	(162,520)	(1,947,399)
Purchases of and net earnings (losses) from other investments	(534,343)	(528,019)
Proceeds from sales and maturities of available-for-sale securities	23,960,070	7,898,120
Proceeds from maturities of held-to-maturity securities	2,000	456,000
Proceeds from sales and maturities of short-term securities	2,889,828	4,818,308
Proceeds from sales and distributions of other investments	305,433	244,258
Other investment transactions	-	(18,305)
Purchases of property	(277,264)	(1,007,892)
Proceeds from disposals of property	118,433	17,175
Other property transactions	-	23,685
Net change in pending trades	(998,020)	(1,224,700)
Net cash used in investing activities	(3,508,900)	(18,936,357)

Financing Activities:
Repurchases of common stock, net	(1,485,379)	(948,435)
Exercise of options	88,665	107,169
Dividends paid	(298,851)	(305,220)
Net cash used in financing activities	(1,695,565)	(1,146,486)

Net Decrease in Cash and Cash Equivalents	(288,730)	(10,916,930)
Cash and Cash Equivalents, Beginning of Period	3,458,432	14,608,481
Cash and Cash Equivalents, End of Period	$3,169,702	$3,691,551

Supplemental Disclosures:
Cash Paid During the Period for:
Income Taxes, net of refunds	$1,543,000	$2,707,000

Non cash net unrealized loss on investments, net of deferred
tax benefit of $245,782 and $626,007 for 2007 and 2006, respectively	$475,505	$1,209,855

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the "Notes to Consolidated Financial Statements" of Investors Title Company’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2006 for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Use of Estimates and Assumptions– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions used.

Reclassification - Certain 2006 amounts have been reclassified to conform to the 2007 classifications.  These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recently Issued Accounting Standards –In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

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

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the six months ended June 2007 and the year ended December 31, 2006 are summarized as follows:

	June 30, 2007	December 31, 2006
Balance, beginning of period	$36,906,000	$34,857,000
Provision, charged to operations	6,161,438	7,405,211
Payments of claims, net of recoveries	(2,507,438)	(5,356,211)
Ending balance	$40,560,000	$36,906,000

The total reserve for all reported and unreported losses the Company incurred through June 30, 2007 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims for policies issued through June 30, 2007.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the Company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

Total comprehensive income for the three months ended June 30, 2007 and 2006 was $789,180 and $3,569,700, respectively.  Comprehensive income for the six months ended June 30, 2007 and 2006 was $3,006,726 and $5,980,623, respectively.  Other comprehensive income is comprised of unrealized gains or losses on the Company’s available-for-sale securities and unrealized gains or losses related to postretirement benefit liabilities, net of taxes.

Note 4 - Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money stock options and stock appreciation rights (“SARS”), which is calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, the exercise price of a stock option or SAR, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the stock option or SAR is exercised are assumed to be used to repurchase shares in the current period.  The incremental dilutive common share equivalents, calculated using the treasury stock method were 33,332 and 34,179 for the three months ended June 30, 2007 and 2006, respectively, and 34,889 and 35,268 for the six months ended June 30, 2007 and 2006 respectively.

Note 5 – Segment Information

Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-deferred exchange services.

Three Months Ended June 30, 2007	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total

Operating revenues	$19,112,832	$870,083	$855,171	$(202,331)	$20,635,755
Investment income	1,021,389	6,501	261,366	(17,501)	1,271,755
Net realized gain on sales of investments	165,589	-	34,434	-	200,023
Total revenues	$20,299,810	$876,584	$1,150,971	$(219,832)	$22,107,533
Operating expenses	19,860,205	349,246	805,264	(202,331)	20,812,384
Income before income taxes	$439,605	$527,338	$345,707	$(17,501)	$1,295,149
Assets, net	$118,239,859	$788,769	$27,688,740	$-	$146,717,368

Three Months Ended June 30, 2006	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total

Operating revenues	$19,489,246	$1,908,357	$887,455	$(175,943)	$22,109,115
Investment income	910,548	3,716	138,042	(17,610)	1,034,696
Net realized loss on sales of investments	(17,190)	-	-	-	(17,190)
Total revenues	$20,382,604	$1,912,073	$1,025,497	$(193,553)	$23,126,621
Operating expenses	16,477,592	267,671	912,794	(175,943)	17,482,114
Income before income taxes	$3,905,012	$1,644,402	$112,703	$(17,610)	$5,644,507
Assets, net	$110,626,511	$1,210,531	$22,448,488	$-	$134,285,530

Six Months Ended June 30, 2007	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total

Operating revenues	$36,279,878	$2,115,562	$1,602,949	$(404,652)	$39,593,737
Investment income	2,024,719	15,714	475,931	(35,002)	2,481,362
Net realized gain on sales of investments	331,769	-	34,434	-	366,203
Total revenues	$38,636,366	$2,131,276	$2,113,314	$(439,654)	$42,441,302
Operating expenses	36,113,238	764,749	1,701,604	(404,652)	38,174,939
Income before income taxes	$2,523,128	$1,366,527	$411,710	$(35,002)	$4,266,363
Assets, net	$118,239,859	$788,769	$27,688,740	$-	$146,717,368

Six Months Ended June 30, 2006	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total

Operating revenues	$36,650,655	$2,936,089	$1,569,124	$(423,606)	$40,732,262
Investment income	1,803,428	11,413	249,309	(35,400)	2,028,750
Net realized gain on sales of investments	544,457	-	-	-	544,457
Total revenues	$38,998,540	$2,947,502	$1,818,433	$(459,006)	$43,305,469
Operating expenses	32,107,520	548,828	1,664,279	(423,606)	33,897,021
Income before income taxes	$6,891,020	$2,398,674	$154,154	$(35,400)	$9,408,448
Assets, net	$110,626,511	$1,210,531	$22,448,488	$-	$134,285,530

Operating revenues represent net premiums written and other revenues.

Note 6 – Retirement and Other Postretirement Benefit Plans

On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The plan is unfunded.  The following sets forth the net periodic benefits cost for the executive benefits for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Service cost	$3,494	$3,557	$6,988	$7,114
Interest cost	3,662	3,515	7,324	7,030
Amortization of unrecognized prior service cost	5,097	5,097	10,194	10,194
Amortization of unrecognized gains	(651)	(416)	(1,302)	(832)
Net periodic benefits costs	$11,602	$11,753	$23,204	$23,506

Note 7 – Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position.  As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company did not recognize any increase in the liability for unrecognized tax benefits, nor did it reduce the January 1, 2007 balance in retained earnings for any additional liability.

The amount of unrecognized tax benefit or liability may increase or decrease in the future for various reasons, including adding amounts for current tax year positions, expiration of open income tax returns due to the statute of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the additions or eliminations of uncertain tax positions.

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits or liabilities in income tax expense in the Consolidated Statements of Income.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2004.

Note 8 – Commitments and Contingencies

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 2006 Annual Report on Form 10-K should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

Overview

Title Insurance:  Investors Title Company (the "Company") engages primarily in two segments of business.  Its primary business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and Northeast Investors Title Insurance Company ("NE-ITIC"), which accounted for 91.6% of the Company’s operating revenues in the six months ended June 30, 2007. Through ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

There are two basic types of title insurance policies - one for the mortgage lender and one for the real estate owner.  A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender's title insurance policy does not protect the property owner.  The property owner has to purchase a separate owner's title insurance policy to protect their investment.  When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property.  If a claim is made against real property, title insurance provides indemnification against insured defects.  The title insurer has the option to retain counsel and pay the legal expenses to eliminate or defend against any title defects, pay any third party claims arising from errors in title examination and recording or pay the insured’s actual losses, up to policy limits, arising from errors in title as defined in the policy.

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

The Company's overall level of premiums written in the land title insurance industry is affected by real estate activity.  In turn, real estate activity is affected by a number of factors, including the level of interest rates, the availability of mortgage funds, the level of real estate transactions and mortgage refinancing, the cost of real estate, employment levels, family income levels and general economic conditions.  Generally, real estate activity declines as a result of higher interest rates or an economic downturn, thus leading to a corresponding decline in title insurance premiums written and profitability of the Company.  The cyclical nature of the land title insurance industry has historically caused fluctuations in revenues and profitability and it is expected to continue to do so in the future.  This segment also experiences seasonality in addition to cyclicality.

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

Since the title insurance business generally is closely related to the overall level of real estate activity, and title insurance volumes generally fluctuate based on the effect changes in interest rates have on the level of real estate activity, any substantial increases in interest rates will likely have a negative impact on mortgage originations.  Operating results for the six months ended June 30, 2007, therefore, should not be viewed as indicative of the Company’s future operating results.  The Company continues to monitor and strives to manage operating expenses to offset the cyclical nature of the real estate market and with knowledge of the potential for further declines in title insurance revenues if interest rates continue to rise or the economy slows.

While timing and content are uncertain, the United States Department of Housing and Urban Development (“HUD”) continues to indicate that it would like to make modifications to the Real Estate Settlement Procedures Act and associated regulations.  In April 2007, the Government Accountability Office (“GAO”) released a report on the title insurance industry in which it recommended that HUD and state insurance regulators take actions to improve consumers’ ability to comparison shop for title insurance and strengthen the regulation and oversight of the title insurance market, among other measures.  Based on the information known to management at this time, it is not possible to predict the outcome of any of the GAO recommendations for the title insurance industry’s market and other matters, or the market’s response to them.  However, any material change in the Company’s regulatory environment may have an adverse effect on its business.

Exchange Services:  The Company's second business segment provides customer services in connection with tax-deferred real property exchanges through its subsidiaries, Investors Title Exchange Corporation ("ITEC") and Investors Title Accommodation Corporation ("ITAC").  ITEC serves as a qualified intermediary in like-kind exchanges of real or personal property under Section 1031 of the Internal Revenue Code of 1986, as amended.  In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction with the closing agents.  ITEC's duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period.  ITAC serves as exchange accommodation titleholder in reverse exchanges.  As exchange accommodation titleholder, ITAC offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.

Factors that influence the title insurance industry will also generally affect the exchange services industry.  In addition, the services provided by the Company’s exchange services are pursuant to provisions in the Internal Revenue Code.  From time to time, these exchange provisions are subject to review and proposed changes.

On February 3, 2006, the Internal Revenue Service (“IRS”) proposed new regulations which, if adopted, may negatively affect the ability of qualified intermediaries to retain a portion of the interest earned on exchange funds held during exchange transactions.  If passed as proposed, these regulations would materially and adversely affect the exchange services segment and the Company’s net income, since a significant portion of the exchange segment’s revenues are based on retaining a portion of the interest income earned on deposits held by the Company.  A public hearing on the proposed regulations was held on June 6, 2006, and as a result the IRS agreed to revise its initial regulatory flexibility analysis on the impact of the proposed regulations to small businesses.  In March 2007, the IRS issued a revised regulatory flexibility analysis and requested more specific information to help in determining the impact the rules would have on small businesses.

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

Critical Accounting Estimates and Policies

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments.  During the quarter and six months ended June 30, 2007, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.  Actual results could differ from these estimates.

Results of Operations

For the second quarter ended June 30, 2007, net premiums written decreased 2.6% to $18,626,179, investment income increased 22.9% to $1,271,755, total revenues decreased 4.4% to $22,107,533 and net income decreased 73.3% to $1,154,149, all compared with the second quarter of 2006.  Net income per basic and diluted common share decreased 72.9% and 72.6%, respectively, to $0.46 and $0.46 compared with the prior year quarter.  For the second quarter of 2007, the title insurance segment's operating revenues decreased 2.2% compared with the second quarter of 2006, while the exchange services segment's operating revenues decreased 54.4% for the second quarter of 2007, compared with the same quarter in 2006.

For the six-month period ended June 30, 2007, net premiums written decreased 0.9% to $35,418,721, investment income increased 22.3% to $2,481,362, total revenues decreased 2.0% to $42,441,302 and net income decreased 51.7% to $3,476,363, all compared with the first six months of 2006.  Net income per basic and diluted common share decreased 50.5% to $1.40 and $1.38, respectively, compared with the same six-month period ended June 30, 2006.  For the six months ended June 30, 2007, the title insurance segment's operating revenues decreased 1.0% compared with the same period in 2006, while the exchange services segment's operating revenues decreased 27.9% for the six months ended June 30, 2007 compared with the first six months of 2006.

Total revenues declined from the prior year period primarily due to less fee income generated in the Company’s exchange services segment and a decline in the Company’s net premiums written, resulting predominantly from lower levels of real estate activity and continued softening in the residential housing market. The exchange services segment experienced a steeper decline in revenue related to a decrease in demand and interest income earned on exchange funds.  Partially offsetting these decreases was an increase in investment income. Net income was significantly impacted by an increase in the provision for claims resulting from the occurrence of two large claims.  The Company’s effective income tax rate decreased to 18.5% from 23.6% of income before income taxes for the respective six month periods.  The declines in the effective tax rates for the quarter and the six months ended June 30, 2007 resulted primarily from a higher mix of tax-exempt investment income relative to taxable income. The reduction in taxable income primarily resulted from the increase in the provision for claims and commissions.

Operating revenues:  Operating revenues include premiums written plus other fee income, exchange segment income as well as gains and losses on the disposal of fixed assets.  Investment income and realized gains and losses are not included in operating revenues and are discussed separately following operating revenues.

Following is a breakdown of branch and agency premiums written for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,

	2007	%	2006	%	2007	%	2006	%
Branch	$7,907,600	42	$9,004,581	47	$15,040,911	42	$16,730,965	47
Agency	10,718,579	58	10,119,010	53	20,377,810	58	19,024,252	53
Total	$18,626,179	100	$19,123,591	100	$35,418,721	100	$35,755,217	100

Net premiums written from branch operations decreased 12.2% for the three months ended June 30, 2007 compared with the same period in the prior year.  Net premiums written from branch operations decreased 10.1% for the six months ended June 30, 2007 from the same period in the prior year.  Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina, and as a result, branch premiums written primarily represent North Carolina business.

Agency net premiums increased 5.9% for the quarter ended June 30, 2007 compared with the same period in the prior year.  Agency net premiums increased 7.1% for the six months ended June 30, 2007 compared with the same period in the prior year.  Although total premiums written in North Carolina decreased, premiums written by North Carolina agents increased approximately $700,000 for the six months ended June 30, 2007 compared with the same period in the prior year.

Following is a schedule of premiums written for the three and six months ended June 30, 2007 and 2006 in all states in which the Company’s two insurance subsidiaries ITIC and NE-ITIC currently underwrite insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State	2007	2006	2007	2006
Alabama	$151,318	$330,545	$290,678	$574,181
Florida	461,498	327,956	1,290,045	606,291
Illinois	460,531	280,013	849,488	527,908
Kentucky	675,454	583,539	1,225,144	1,157,037
Maryland	310,321	407,905	597,192	781,674
Michigan	798,861	881,521	1,578,186	1,758,830
Minnesota	150,535	304,900	269,217	642,069
Mississippi	271,235	167,225	535,077	301,677
Nebraska	203,768	197,136	377,092	331,446
New York	658,675	709,195	1,165,434	1,212,791
North Carolina	9,218,284	9,773,452	17,131,757	18,214,934
Pennsylvania	406,236	410,595	732,890	726,507
South Carolina	1,857,204	1,536,781	3,573,604	2,938,854
Tennessee	732,461	614,769	1,381,851	1,281,092
Virginia	1,572,652	1,897,939	3,133,156	3,572,042
West Virginia	545,827	640,423	1,013,752	1,095,841
Other	236,163	158,281	434,507	238,844
Direct Premiums	18,711,023	19,222,175	35,579,070	35,962,018
Reinsurance Assumed	4,737	-	11,667	6,426
Reinsurance Ceded	(89,581)	(98,584)	(172,016)	(213,227)
Net Premiums	$18,626,179	$19,123,591	$35,418,721	$35,755,217

According to data published by Freddie Mac, the quarterly average 30-year fixed mortgage interest rates in the United States decreased to 6.30% for the six months ended June 30, 2007, compared with 6.42% for the six months ended June 30, 2006.  Both net premiums written and the total number of policies and commitments issued in the six months ended June 30, 2007 declined.  In the six months ended June 30, 2007 total policies and commitments issued decreased to 121,011, which is a decrease of 4.9% compared with 127,258 policies and commitments issued in the same period in 2006.  Title insurance volumes fluctuate based on the effect that changes in interest rates have on the level of real estate activity.  The continued slowdown in the residential housing and mortgage markets was the primary reason for the decline in volume.  In addition, premium rates vary by the state in which the policies are written.

Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) decreased 54.4% compared with the second quarter of 2006. For the first six months ended June 30, 2007, operating revenues from ITEC and ITAC decreased 27.9% compared with the first six months of 2006.  The decreases in 2007 were primarily due to lower levels of interest income earned on exchange fund deposits held by the Company due to a decrease in the average balances of deposits held and to a lesser extent, a decline in transaction volume. See overview for discussion of proposed IRS rules.

Other revenues primarily include investment management fee income and agency service fees, as well as search fee and other ancillary fees and income related to the Company’s other equity method investments.  Other revenues increased 5.8% in the second quarter of 2007 compared with the second quarter of the prior year and 0.9% in the six months ended June 30, 2007 compared with the first six months of 2006, primarily due to increases in investment management fee income generated by the Company’s Trust division and in the Company’s equity method investments.

Non-operating revenues:  Investment income and realized gains and losses from sales of investments are included in non-operating revenues.

Investment income increased 22.3% for the six months ended June 30, 2007 compared with the same period in 2006 and 22.9% for the three months ended June 30, 2007 compared with the same period in 2006.  The increase was primarily attributable to increases in the average investment portfolio balance and to a lesser extent, to an increase in investments in taxable securities and higher rates of interest earned on short-term investments and cash balances.

Net realized gains on the sale of investment securities totaled $366,203 for the six months ended June 30, 2007, compared with net realized gains of $544,457 for the corresponding period in 2006.  The decrease was the result of capital gains realized on several equity securities sold during the first quarter 2006 primarily due to repositioning of the Company’s investment portfolio and in response to market changes.

Operating Expenses: The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations.  Total operating expenses increased 19.0% and 12.6% for the three and six months ended June 30, 2007, respectively, compared with the same periods in 2006.  The year-to-date increase was due primarily to increases in the provision for claims and commissions to agents. A summary by segment of the Company’s operating expenses is as follows for the three and the six months ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,

	2007	%	2006	%	2007	%	2006	%
Title insurance	$19,680,273	94	$16,358,539	94	$35,756,301	94	$31,766,899	94
Exchange services	335,748	2	247,245	1	735,437	2	510,004	1
All other	796,363	4	876,330	5	1,683,201	4	1,620,118	5
Total	$20,812,384	100	$17,482,114	100	$38,174,939	100	$33,897,021	100

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 7.4% from the prior six month period primarily due to an increasing percentage of premiums originating from agency operations in 2007 as noted previously. Although commissions paid to agents increased, the commissions as a percentage of agency premiums remained relatively stable in the second quarter and first six months of 2007 when compared with the respective previous year periods.

The provision for claims as a percentage of net premiums written was 23.4% for the second quarter of 2007, versus 10.6% for the same period in 2006.  For the first six months of 2007 and 2006, the provision for claims as a percentage of net premiums written was 17.4% and 10.9%, respectively.  The respective increases in the loss percentages in 2007 compared with 2006 reflect the negative impact of two large claims resulting from mortgage fraud and theft.  The additional provision as a result of these two claims, in addition to the Company’s expected provision, was approximately $2.34 million.  Currently, it is unknown to the Company if there will be any recovery related to these claims.  If material occurrences of mortgage-related fraud and other similar types of claims continue, the Company’s ultimate loss estimates for recent policy years could increase.  Loss provision rates are subject to variability and are reviewed and adjusted as claims experience develops.

Declining economic conditions and/or declines in transaction volumes have historically been factors in increased claim expenses due to increased mechanics liens, defalcations and other matters which may be discovered during property foreclosures.  Title claims are typically reported and paid within the first several years of policy issuance.  The provision reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  At June 30, 2007, the total reserves for claims were $40,560,000.  Of that total, $8,250,362 was reserved for specific claims and $32,309,638 was reserved for claims for which the Company had no notice.

On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 23.0% and 21.3% for the second quarter of 2007 and 2006, respectively.  For the first six months of the year, salaries, employee benefits and payroll taxes as a percentage of total revenues were 24.4% and 22.9% for 2007 and 2006, respectively.  Personnel costs increased compared with the first six months of last year due to increases in salaries and related compensation expenses. The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 86.3% and 85.1% of the consolidated total amount for the second quarter of 2007 and 2006, respectively and 85.4% and 86.2% for the six months ended June 30, 2007, and 2006, respectively.

Overall office occupancy and operations as a percentage of total revenues was 6.6% and 5.5% for the second quarter of 2007 and 2006, respectively and 6.8% and 6.3% for the first six months of 2007 and 2006, respectively.  The three and six month increases in office occupancy and operations expense were due to an increase in various items, including depreciation expense.

Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes.  Premium and retaliatory taxes as a percentage of premiums written were 2.4% and 1.9% for the six months ended June 30, 2007 and 2006, respectively.

Professional and contract labor fees for the three and six months ended June 30, 2007 compared with the same periods in 2006 increased primarily due to an increase in contract labor fees incurred, mostly related to investments in infrastructure and technology.

Other expenses primarily include miscellaneous operating expenses of the Trust division and other miscellaneous expenses of the title segment.

Income Taxes:  The provision for income taxes was 10.9% and 23.5% of income before income taxes for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the provision for income taxes was 18.5% and 23.6%, respectively, of income before income taxes.  The declines in the effective tax rates for the quarter and the six months ended June 30, 2007 resulted primarily from a higher mix of tax-exempt investment income relative to taxable income. The reduction in taxable income primarily resulted from the increase in the provision for claims.

Net Income:   On a consolidated basis, the Company reported a decrease in net income of 51.7% for the six months ended June 30, 2006 compared with the prior year period.  Operating expenses increased compared with the 2006 period primarily due to the increase in provision for claims and commissions.

Liquidity and Capital Resources

Cash flows:  Net cash provided by operating activities for the six months ended June 30, 2007, amounted to $4,915,735 compared with $9,165,913 for the six months ended June, 30, 2006.  Cash flow from operations has been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and other requirements.  The net decrease in net cash provided by operating activities is primarily the result of the decrease in net income and the decrease in accounts payable and accrued liabilities, partially offset by the increase in the provision for claims.  The principal non-operating uses of cash and cash equivalents for the three and six month periods ended June 30, 2007 and 2006 were additions to the investment portfolio.

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

In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities.  As of June 30, 2007, the Company held cash and cash equivalents of $3,169,702, short-term investments of $1,733,603 and various other readily marketable securities.

Capital expenditures:  During 2007, the Company has plans for various capital improvement projects, including software development projects. The Company anticipates capital expenditures of approximately $900,000 during the remainder of 2007 in connection with these projects.

Off-Balance Sheet Arrangements and Contractual Obligations:  It is not the general practice of the Company to enter into off-balance sheet arrangements, nor is it the policy of the Company to issue guarantees to third parties.  Off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases, payments due under various agreements with third-party service providers, and unaccrued obligations pursuant to certain executive employment agreements.

The total reserve for all reported and unreported losses the Company incurred through June 30, 2007 is represented by the reserves for claims. Information regarding the claims reserve can be found in Note 2 to the consolidated financial statements of this Form 10-Q.  Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

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

Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following: varying demand for title insurance due to factors such as interest rate fluctuations, the availability of mortgage funds, the level of real estate transactions, mortgage refinance activity, the cost of real estate, consumer confidence, employment levels, family income levels and general economic conditions; changes to the insurance requirements of the participants in the secondary mortgage market; losses from claims may be greater than anticipated such that reserves for possible claims are inadequate; unanticipated adverse changes in securities markets including interest rates, resulting in material losses on the Company’s investments; the Company’s dependence on key management personnel, the loss of whom could have a material adverse affect on the Company’s business; the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner; significant changes to applicable government regulations; state statutes requiring the Company’s insurance subsidiaries to maintain minimum levels of capital, surplus and reserves and restricting the amount of dividends that the insurance subsidiaries may pay to the Company without prior regulatory approval; and the concentration of key accounting and information systems in a few locations. These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.  For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Company’s market risk or market strategy occurred during the current period.  A detailed discussion of market risk is provided in the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.  Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.  Pursuant to Rule 13a-15(b) under the Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007.  In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)
The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended June 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

Beginning of period				323,330
04/01/07– 04/30/07	-		-	323,330
05/01/07– 05/31/07	3,933	$48.51	3,933	319,397
06/01/07– 06/30/07	1,909	$49.62	1,909	317,488
Total:	5,842	$48.87	5,842	317,488

For the quarter ended June 30, 2007, ITC purchased an aggregate of 5,842 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  In 2000, 2004 and 2005, the Board of Directors of ITIC and ITC approved the purchase by ITC of up to an aggregate of 500,000 and 125,000 shares of the Company’s common stock pursuant to the Plan.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when ITC has purchased all shares authorized for purchase thereunder.  ITC intends to make further purchases under this Plan.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	Investors Title Company's Annual Meeting of Shareholders was held on May 16, 2007.

(c)	The voting results for the proposal to elect three Directors to the Company's Board of Directors, each for a three-year term, are as follows:

Director	For	Against	Abstentions	Withheld	Broker Non-votes

J. Allen Fine	2,110,330	N/A	N/A	68,941	N/A
David L. Francis	2,109,650	N/A	N/A	69,621	N/A
A. Scott Parker III	2,110,230	N/A	N/A	69,041	N/A

Item 6.    Exhibits

(a)	Exhibits

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS TITLE COMPANY

	By:	/s/ James A. Fine, Jr.
James A. Fine, Jr.
President, Principal Financial Officer and
Principal Accounting Officer

Dated: August 7, 2007