Form 10-Q
period 2007-09-30
INVESTORS TITLE CO
filed 2007-11-05
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________________ to  ______________________________

Commission File Number:  0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State of Incorporation)	(I.R.S. Employer Identification No.)

121 North Columbia Street, Chapel Hill, North Carolina 27514
(Address of Principal Executive Offices) (Zip Code)

(919) 968-2200
(Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X       No

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer __    Accelerated filer  X    Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No _X_

As of October 25, 2007, there were 2,765,237 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006
(Unaudited)

	September 30, 2007	December 31, 2006

Assets
Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2007: $1,079,851; 2006: $1,237,613)	$1,052,204	$1,195,617
Available-for-sale, at fair value (amortized cost: 2007: $101,841,523; 2006: $100,979,825)	102,528,677	101,954,292
Equity securities, available-for-sale, at fair value	13,888,652	12,495,923
Short-term investments	9,474,707	4,460,911
Other investments	1,654,542	1,473,303
Total investments	128,598,782	121,580,046

Cash and cash equivalents	2,855,600	3,458,432

Premiums and fees receivable, less allowance for doubtful accounts of
$2,052,000 and $2,128,000 for 2007 and 2006, respectively	7,704,503	6,693,706
Accrued interest and dividends	1,157,567	1,336,790
Prepaid expenses and other assets	2,135,769	1,479,366
Property acquired in settlement of claims	294,538	303,538
Property, net	5,490,451	6,134,304
Deferred income taxes, net (Note 7)	1,875,142	2,530,196

Total Assets	$150,112,352	$143,516,378

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims (Note 2)	$38,577,000	$36,906,000
Accounts payable and accrued liabilities	10,207,584	10,537,992
Commissions and reinsurance payables	273,187	470,468
Current income taxes payable (Note 7)	-	326,255
Total liabilities	49,057,771	48,240,715

Commitments and Contingencies (Note 8)

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000;
2,482,472 and 2,507,325 shares issued and outstanding 2007 and 2006, respectively, excluding 291,676 shares for 2007 and 2006
of common stock held by the Company's subsidiary)	1	1
Retained earnings	97,531,759	92,134,608
Accumulated other comprehensive income (Note 3)	3,522,821	3,141,054
Total stockholders' equity	101,054,581	95,275,663

Total Liabilities and Stockholders' Equity	$150,112,352	$143,516,378

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Revenues:
Underwriting income:
Premiums written	$19,035,187	$18,347,342	$54,625,924	$54,315,786
Less-premiums for reinsurance ceded	40,734	104,666	212,750	317,893
Net premiums written	18,994,453	18,242,676	54,413,174	53,997,893
Investment income - interest and dividends	1,301,878	1,036,155	3,783,240	3,064,905
Net realized gain (loss) on sales of investments	521,008	(55,930)	887,211	488,527
Exchange services revenue (Note 5)	1,042,311	1,604,992	3,157,873	4,541,081
Other	1,199,333	894,441	3,258,787	2,935,397
Total	23,058,983	21,722,334	65,500,285	65,027,803

Operating Expenses:
Commissions to agents	7,460,574	6,796,146	22,038,866	20,368,864
Provision for claims (Note 2)	2,363,841	1,992,901	8,525,279	5,878,592
Salaries, employee benefits and payroll taxes (Note 6)	5,136,337	4,918,008	15,501,851	14,865,309
Office occupancy and operations	1,284,093	1,234,013	4,173,117	3,917,797
Business development	478,397	552,401	1,558,313	1,581,132
Filing fees and taxes, other than payroll and income	177,917	196,639	469,585	490,346
Premium and retaliatory taxes	341,750	396,851	1,178,932	1,067,461
Professional and contract labor fees	606,308	555,189	2,077,458	1,904,933
Other	266,874	105,087	767,629	569,822
Total	18,116,091	16,747,235	56,291,030	50,644,256

Income Before Income Taxes	4,942,892	4,975,099	9,209,255	14,383,547

Provision For Income Taxes (Note 7)	1,085,000	1,303,030	1,875,000	3,521,000

Net Income	$3,857,892	$3,672,069	$7,334,255	$10,862,547

Basic Earnings Per Common Share (Note 4)	$1.56	$1.46	$2.95	$4.29

Weighted Average Shares Outstanding - Basic (Note 4)	2,480,951	2,517,691	2,488,287	2,534,883

Diluted Earnings Per Common Share (Note 4)	$1.54	$1.44	$2.91	$4.23

Weighted Average Shares Outstanding - Diluted (Note 4)	2,506,949	2,550,607	2,520,383	2,569,585

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

				Accumulated	Total
	Common Stock		Retained	Other Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income	Equity

Balance, December 31, 2005	2,549,434	$1	$81,477,022	$2,820,233	$84,297,256
Net income			10,862,547		10,862,547
Dividends ($.18 per share)			(456,005)		(456,005)
Shares of common stock repurchased	(500)		(22,445)		(22,445)
Shares of common stock repurchased and retired	(49,107)		(2,130,841)		(2,130,841)
Issuance of common stock in payment of
bonuses and fees	392		16,813		16,813
Stock options exercised	6,565		167,184		167,184
Share-based compensation expense			63,753		63,753
Change in investment accounting method			24,378		24,378
Net unrealized gain on investments				44,587	44,587

Balance, September 30, 2006	2,506,784	$1	$90,002,406	$2,864,820	$92,867,227

Balance, December 31, 2006	2,507,325	$1	$92,134,608	$3,141,054	$95,275,663
Net income			7,334,255		7,334,255
Dividends ($.18 per share)			(447,447)		(447,447)
Shares of common stock repurchased and retired	(39,428)		(1,909,879)		(1,909,879)
Issuance of common stock in payment of
bonuses and fees	40		1,998		1,998
Stock options exercised	14,535		351,062		351,062
Share-based compensation expense			67,162		67,162
Net unrealized gain on investments and retirement benefits, net of taxes				381,767	381,767

Balance, September 30, 2007	2,482,472	$1	$97,531,759	$3,522,821	$101,054,581

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Operating Activities:
Net income	$7,334,255	$10,862,547
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	907,791	803,632
Amortization on investments, net	199,871	140,236
Amortization of prior service cost	13,339	-
Issuance of common stock in payment of bonuses and fees	1,998	16,813
Share-based compensation expense related to stock options	67,162	63,753
Provision (benefit) for losses on premiums receivable	(76,000)	92,000
Net gain on disposals of property	(2,673)	(13,042)
Net realized gain on sales of investments	(887,211)	(488,527)
Provision for claims	8,525,279	5,878,592
Provision for deferred income taxes	456,000	428,000
Changes in assets and liabilities:
(Increase) decrease in receivables and other assets	(1,402,977)	67,466
Increase in accounts payable and accrued liabilities	667,612	593,284
Decrease in commissions and reinsurance payables	(197,281)	(88,736)
Decrease in current income taxes payable	(326,255)	(820,535)
Payments of claims, net of recoveries	(6,854,279)	(4,258,592)
Net cash provided by operating activities	8,426,631	13,276,891

Investing Activities:
Purchases of available-for-sale securities	(40,022,039)	(41,809,590)
Purchases of short-term securities	(7,138,060)	(71,631)
Purchases of and net earnings (losses) from other investments	(770,539)	(648,000)
Proceeds from sales and maturities of available-for-sale securities	38,897,536	18,086,066
Proceeds from maturities of held-to-maturity securities	149,000	456,000
Proceeds from sales and maturities of short-term securities	2,124,264	4,328,902
Proceeds from sales and distributions of other investments	995,924	444,480
Other investment transactions	-	(65,622)
Purchases of property	(389,201)	(1,474,540)
Proceeds from disposals of property	127,936	7,330
Other property transactions	-	23,685
Net change in pending trades	(998,020)	(763,247)
Net cash used in investing activities	(7,023,199)	(21,486,167)

Financing Activities:
Repurchases of common stock, net	(1,909,879)	(2,153,286)
Exercise of options	351,062	167,184
Dividends paid	(447,447)	(456,005)
Net cash used in financing activities	(2,006,264)	(2,442,107)

Net Decrease in Cash and Cash Equivalents	(602,832)	(10,651,383)
Cash and Cash Equivalents, Beginning of Period	3,458,432	14,608,481
Cash and Cash Equivalents, End of Period	$2,855,600	$3,957,098

Supplemental Disclosures:
Cash Paid During the Period for:
Income Taxes, net of refunds	$2,453,000	$3,909,000

Non cash net unrealized (gain) loss on investments, net of deferred tax
provision of $194,517 and $22,667 for 2007 and 2006, respectively	$372,965	$44,587

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the nine months ended September 2007 and the year ended December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
Balance, beginning of period	$36,906,000	$34,857,000
Provision, charged to operations	8,525,279	7,405,211
Payments of claims, net of recoveries	(6,854,279)	(5,356,211)
Ending balance	$38,577,000	$36,906,000

The total reserve for all reported and unreported losses the Company incurred through September 30, 2007 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims for policies issued through September 30, 2007.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the Company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

Total comprehensive income for the three months ended September 30, 2007 and 2006 was $4,709,296 and $4,926,511, respectively.  Comprehensive income for the nine months ended September 30, 2007 and 2006 was $7,716,022 and $10,907,134, respectively.  Other comprehensive income is comprised of changes in unrealized gains or losses on the Company’s available-for-sale securities and amortization of prior service cost and unrecognized gains and losses in net periodic benefit costs related to postretirement benefit liabilities, net of taxes.

Note 4 - Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money stock options and stock appreciation rights (“SARS”), which is calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, the exercise price of a stock option or SAR, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the stock option or SAR is exercised are assumed to be used to repurchase shares in the current period.  There were 3,000 and 6,000 SARS excluded from the dilutive calculation for the three and nine months ended September 30, 2007, respectively, as these shares were anti-dilutive.  There were no shares excluded from the calculation for the three or nine months ended September 30, 2006.  The incremental dilutive common share equivalents, calculated using the treasury stock method were 25,998 and 32,916 for the three months ended September 30, 2007 and 2006, respectively, and 32,096 and 34,702 for the nine months ended September 30, 2007 and 2006, respectively.

Note 5 – Segment Information

Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-deferred exchange services.

Three Months Ended September 30, 2007	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total

Operating revenues	$19,550,166	$1,042,311	$862,639	$(219,019)	$21,236,097
Investment income	999,815	6,559	313,004	(17,500)	1,301,878
Net realized gain on sales of investments	148,818	-	372,190	-	521,008
Total revenues	$20,698,799	$1,048,870	$1,547,833	$(236,519)	$23,058,983
Operating expenses	17,105,864	347,751	881,495	(219,019)	18,116,091
Income before income taxes	$3,592,935	$701,119	$666,338	$(17,500)	$4,942,892
Assets, net	$114,187,095	$819,087	$35,106,170	$-	$150,112,352

Three Months Ended September 30, 2006	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total

Operating revenues	$18,603,562	$1,604,992	$743,424	$(209,869)	$20,742,109
Investment income	904,388	4,030	145,237	(17,500)	1,036,155
Net realized loss on sales of investments	(55,930)	-	-	-	(55,930)
Total revenues	$19,452,020	$1,609,022	$888,661	$(227,369)	$21,722,334
Operating expenses	15,900,745	395,864	660,495	(209,869)	16,747,235
Income before income taxes	$3,551,275	$1,213,158	$228,166	$(17,500)	$4,975,099
Assets, net	$116,325,540	$1,688,913	$24,567,812	$-	$142,582,265

Nine Months Ended September 30, 2007	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total

Operating revenues	$55,830,044	$3,157,873	$2,465,588	$(623,671)	$60,829,834
Investment income	3,024,534	22,273	788,935	(52,502)	3,783,240
Net realized gain on sales of investments	480,587	-	406,624	-	887,211
Total revenues	$59,335,165	$3,180,146	$3,661,147	$(676,173)	$65,500,285
Operating expenses	53,219,102	1,112,500	2,583,099	(623,671)	56,291,030
Income before income taxes	$6,116,063	$2,067,646	$1,078,048	$(52,502)	$9,209,255
Assets, net	$114,187,095	$819,087	$35,106,170	$-	$150,112,352

Nine Months Ended September 30, 2006	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total

Operating revenues	$55,254,217	$4,541,081	$2,312,548	$(633,475)	$61,474,371
Investment income	2,707,816	15,443	394,546	(52,900)	3,064,905
Net realized gain on sales of investments	488,527	-	-	-	488,527
Total revenues	$58,450,560	$4,556,524	$2,707,094	$(686,375)	$65,027,803
Operating expenses	48,008,265	944,692	2,324,774	(633,475)	50,644,256
Income before income taxes	$10,442,295	$3,611,832	$382,320	$(52,900)	$14,383,547
Assets, net	$116,325,540	$1,688,913	$24,567,812	$-	$142,582,265

Operating revenues represent net premiums written and other revenues.

Note 6 – Retirement and Other Postretirement Benefit Plans

On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health, dental, vision and life insurance. The plan is unfunded.  The following sets forth the net periodic benefits cost for the executive benefits for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Service cost	$3,492	$3,557	$10,480	$10,671
Interest cost	3,661	3,515	10,985	10,545
Amortization of unrecognized prior service cost	5,097	5,097	15,291	15,291
Amortization of unrecognized gains	(651)	(416)	(1,953)	(1,248)
Net periodic benefits costs	$11,599	$11,753	$34,803	$35,259

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

Overview

Title Insurance:  Investors Title Company (the "Company") engages primarily in two segments of business.  Its primary business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and Northeast Investors Title Insurance Company ("NE-ITIC"), which accounted for 91.8% of the Company’s operating revenues in the nine months ended September 30, 2007. Through ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

 The Company's overall level of premiums written is affected by real estate activity.  In turn, real estate activity is affected by a number of factors, including the level of interest rates, the availability of mortgage funds, the level of real estate transactions and mortgage refinancing, the cost of real estate, employment levels, family income levels and general economic conditions.  Generally, real estate activity declines as a result of higher interest rates or an economic downturn, thus leading to a corresponding decline in title insurance premiums written and profitability of the Company.  The cyclical nature of the land title insurance industry has historically caused fluctuations in revenues and profitability and it is expected to continue to do so in the future.  This segment also experiences yearly seasonality in premiums written.

Revenues for this segment result from refinance activity, purchases of new and existing residential and commercial real estate, and certain other types of mortgage lending such as home equity lines of credit.

Volume is a factor in the Company's profitability due to the existence of certain relatively fixed costs such as personnel and occupancy expenses associated with the support of the issuance of title insurance policies and of general corporate operations. These expenses will be incurred by the Company regardless of the level of premiums written.  The resulting operating leverage has historically tended to amplify the impact of changes in volume on the Company’s profitability.

Since the title insurance business generally is closely related to the overall level of real estate activity, and title insurance volumes generally fluctuate based on the effect changes in interest rates have on the level of real estate activity, any substantial increases in interest rates will likely have a negative impact on mortgage originations.

In recent years, many lenders loosened their underwriting guidelines, particularly in the sub prime loan market.  These lower underwriting standards, when combined with new methods of financing loans created a supply of cheap credit which led to a build up in mortgage loans to high risk borrowers.  As a result, there has been a substantial increase in loan defaults and mortgage foreclosures.  Lenders are now returning to stricter loan underwriting standards, which will likely result in lower overall loan volume.  This lower loan volume will, in turn, result in a lower level of title premiums generated in the marketplace.

In addition, an increase in property foreclosures tends to surface title defects.  A slowing pace of real estate activity also triggers the likelihood of certain types of title claims, such as mechanics’ liens on newly constructed property.  These factors have historically caused title claims to increase in past real estate market cyclical downturns.

Operating results for the nine months ended September 30, 2007, should not be viewed as indicative of the Company’s future operating results.  While continuing to search for opportunity to profitably expand, the Company is maintaining its focus on cost control and improving efficiency.

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

On February 3, 2006, the Internal Revenue Service (“IRS”) proposed new regulations which, if adopted, may negatively affect the ability of qualified intermediaries to retain a portion of the interest earned on exchange funds held during exchange transactions.  If passed as proposed, these regulations would materially and adversely affect the exchange services segment and the Company’s net income, since a significant portion of the exchange segment’s revenues are based on retaining a portion of the interest income earned on deposits held by the Company.  A public hearing on the proposed regulations was held on June 6, 2006, and as a result the IRS agreed to revise its initial regulatory flexibility analysis on the impact of the proposed regulations to small businesses.  In March 2007, the IRS issued a revised regulatory flexibility analysis and requested more specific information to help in determining the impact the rules would have on small businesses.  The proposed regulations have still not been finalized.

Other Services:  Other services include those offered by Investors Trust Company ("Investors Trust"), Investors Capital Management Company (“ICMC”), and Investors Title Management Services, Inc. (“ITMS”), wholly owned subsidiaries of the Company.  In conjunction with ICMC, Investors Trust provides investment management and trust services to individuals, companies, banks and trusts.  ITMS offers various consulting services to provide partners with the technical expertise to start and successfully operate a title insurance agency.

Critical Accounting Estimates and Policies

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments.  During the quarter and nine months ended September 30, 2007, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.  Actual results could differ from these estimates.

Results of Operations

For the third quarter ended September 30, 2007, net premiums written increased 4.1% to $18,994,453, investment income increased 25.6% to $1,301,878, total revenues increased 6.2% to $23,058,983 and net income increased 5.1% to $3,857,892, all compared with the third quarter of 2006.  Net income per basic and diluted common share increased 6.8% and 6.9%, respectively, to $1.56 and $1.54, compared with the prior year quarter.  For the third quarter of 2007, the title insurance segment's operating revenues increased 5.1% compared with the third quarter of 2006, while the exchange services segment's operating revenues decreased 35.1% for the third quarter of 2007 compared with the third quarter of 2006.

For the nine-month period ended September 30, 2007, net premiums written increased 0.8% to $54,413,174, investment income increased 23.4% to $3,783,240, exchange services revenue decreased 30.5%, revenues increased 0.7% to $65,500,285 and net income decreased 32.5% to $7,334,255, all compared with the first nine months of 2006.  Net income per basic and diluted common share decreased 31.2% to $2.95 and $2.91, respectively, compared with the same nine-month period ended September 30, 2006.  For the nine months ended September 30, 2007, the title insurance segment's operating revenues increased 1.0% compared with the same period in 2006, while the exchange services segment's operating revenues decreased 30.5% for the nine months ended September 30, 2007 compared with the first nine months of 2006.

Year-to-date results were negatively impacted by lower revenue in fee income generated in the Company’s tax-deferred exchange services segment and an increase in the claims reserve provision due to the occurrence of two large fraud claims during the second quarter of 2007.  The decline in revenue related to a decrease in interest income earned on exchange funds and demand.  Partially offsetting these items were an increase in premiums written through agents, along with a higher level of investment income positively impacting the Company’s operating results.  The Company’s title premiums trended lower over the course of the third quarter, along with declining business nationwide related to real estate market conditions, and its net earnings may be further adversely affected to the extent that title losses increase as a result of conditions in the current real estate market, including declining transaction volume and an increase in the numbers of mortgage foreclosures.

Also favorably impacting net income was a lower effective tax rate resulting from a higher mix of tax-exempt income from investments relative to taxable income.  The Company’s effective income tax rate decreased to 20.4% from 24.5% of income before income taxes for the respective nine-month periods.  The reduction in taxable income primarily resulted from the increase in the provision for claims and commissions to agents.

Operating revenues:  Operating revenues include premiums written plus other fee income, exchange segment income as well as gains and losses on the disposal of fixed assets.  Investment income and realized gains and losses are not included in operating revenues and are discussed separately following operating revenues.

Title premiums trended lower over the course of the third quarter, along with declining business nationwide related to real estate market conditions.  Following is a breakdown of branch and agency premiums written for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2007	%	2006	%	2007	%	2006	%
Branch	$8,310,859	44	$8,602,081	47	$23,351,770	43	$25,333,046	47
Agency	10,683,594	56	9,640,595	53	31,061,404	57	28,664,847	53
Total	$18,994,453	100	$18,242,676	100	$54,413,174	100	$53,997,893	100

Net premiums written from branch operations decreased 3.4% for the three months ended September 30, 2007 compared with the same period in the prior year.  Net premiums written from branch operations decreased 7.8% for the nine months ended September 30, 2007 from the same period in the prior year.  Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina, and as a result, branch premiums written primarily represent North Carolina business.  Although year-to-date total premiums written in North Carolina decreased, premiums written by North Carolina agents increased approximately $1.5 million for the nine months ended September 30, 2007 compared with the same period in the prior year.

Agency net premiums increased 10.8% for the quarter ended September 30, 2007 compared with the same period in the prior year.  Agency net premiums increased 8.4% for the nine months ended September 30, 2007 compared with the same period in the prior year as a result of enhancing existing agencies with improved marketing strategies and resources and adding new agencies.

Following is a schedule of premiums written for the three and nine months ended September 30, 2007 and 2006 in all states in which the Company’s two insurance subsidiaries ITIC and NE-ITIC currently underwrite insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State	2007	2006	2007	2006
Alabama	$106,753	$185,318	$397,431	$759,499
Florida	116,530	359,531	1,406,575	965,822
Illinois	431,878	291,810	1,281,366	819,718
Kentucky	654,399	618,829	1,879,543	1,775,866
Maryland	340,011	344,598	937,203	1,126,272
Michigan	771,564	825,711	2,349,750	2,584,541
Minnesota	131,796	200,469	401,013	842,538
Mississippi	204,671	225,319	739,748	526,996
Nebraska	176,385	172,005	553,477	503,451
New York	641,631	602,667	1,807,065	1,815,458
North Carolina	9,733,783	9,185,274	26,865,540	27,400,208
Pennsylvania	409,063	373,498	1,141,953	1,100,005
South Carolina	2,177,495	2,045,816	5,751,099	4,984,670
Tennessee	652,157	686,497	2,034,008	1,967,589
Virginia	1,713,647	1,515,282	4,846,803	5,087,324
West Virginia	531,815	577,884	1,545,567	1,673,725
Other	241,609	135,101	676,116	373,945
Direct Premiums	19,035,187	18,345,609	54,614,257	54,307,627
Reinsurance Assumed	-	1,733	11,667	8,159
Reinsurance Ceded	(40,734)	(104,666)	(212,750)	(317,893)
Net Premiums	$18,994,453	$18,242,676	$54,413,174	$53,997,893

According to data published by Freddie Mac, the quarterly average 30-year fixed mortgage interest rates in the United States decreased to 6.38% for the nine months ended September 30, 2007, compared with 6.47% for the nine months ended September 30, 2006.

While total net premiums written increased slightly, the total number of policies and commitments issued in the nine months ended September 30, 2007 declined.  In the nine months ended September 30, 2007 total policies and commitments issued decreased to 179,446, which is a decrease of 6.7% compared with 192,382 policies and commitments issued in the same period in 2006.  The continued downturn in the mortgage and real estate markets was the primary reason for title business declining.  In addition, premium rates vary by the state in which the policies are written.

Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) decreased 35.1% compared with the third quarter of 2006. For the first nine months ended September 30, 2007, operating revenues from ITEC and ITAC decreased 30.5% compared with the first nine months of 2006.  The decreases in 2007 were primarily due to lower levels of interest income earned on exchange fund deposits held by the Company due to a decrease in the average balances of deposits held and a decline in transaction volume.  Exchange services revenues were impacted by conditions in the real estate market which led to a decrease in demand for tax deferred exchanges.  Also, see “Overview” for discussion of proposed IRS rules.

Other revenues primarily include investment management fee income and agency service fees, as well as search fee and other ancillary fees and income related to the Company’s other equity method investments.  Other revenues increased 34.1% in the third quarter of 2007 compared with the third quarter of the prior year and 11.0% in the nine months ended September 30, 2007 compared with the first nine months of 2006, primarily due to increases in investment management fee income generated by the Company’s Trust division and in income from the Company’s equity method investments.

Non-operating revenues:  Investment income and realized gains and losses from sales of investments are included in non-operating revenues.

Investment income increased 25.6% for the three months ended September 30, 2007 compared with the same period in 2006 and 23.4% for the nine months ended September 30, 2007 compared with the same period in 2006.  The increase was attributable to increases in the average investment portfolio balance and to an increase in higher rates of interest earned on short-term investments and cash balances.

Net realized gains on the sale of investment securities totaled $887,211 for the nine months ended September 30, 2007, compared with net realized gains of $488,527 for the corresponding period in 2006.  The increase was the result of the Company’s share of capital gains realized on partnership interests and equity securities sold during 2007.

Operating Expenses: The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations.  Total operating expenses increased 8.2% and 11.1% for the three and nine months ended September 30, 2007, respectively, compared with the same periods in 2006.  The year-to-date increase was due primarily to increases in the provision for claims and commissions to agents.  A summary by segment of the Company’s operating expenses follows for the three and the nine months ended September 30:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2007	%	2006	%	2007	%	2006	%
Title insurance	$16,916,228	93	$15,725,740	94	$52,672,529	94	$47,492,639	94
Exchange services	326,927	2	378,574	2	1,062,364	2	888,578	2
All other	872,936	5	642,921	4	2,556,137	4	2,263,039	4
Total	$18,116,091	100	$16,747,235	100	$56,291,030	100	$50,644,256	100

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 8.2% from the prior nine-month period primarily due to an increasing percentage of premiums originating from agency operations in 2007 as noted previously. Although commissions paid to agents increased, the commissions as a percentage of agency premiums remained relatively stable in the third quarter and first nine months of 2007 when compared with the respective previous year periods.

The provision for claims as a percentage of net premiums written was 12.4% for the third quarter of 2007, versus 10.9% for the same period in 2006.  For the first nine months of 2007 and 2006, the provision for claims as a percentage of net premiums written was 15.7% and 10.9%, respectively.  The respective increases in the loss percentages in 2007 compared with 2006 reflect the negative impact of two large claims resulting from mortgage fraud and theft which occurred in the second quarter of 2007.  The additional provision as a result of these two claims, in addition to the Company’s recent historical provision, was approximately $2.34 million.  Currently, it is unknown to the Company if there will be any recovery related to these claims.  If material occurrences of mortgage-related fraud and other similar types of claims continue, the Company’s ultimate loss estimates for recent policy years could increase.  Loss provision rates are subject to variability and are reviewed and adjusted as claims experience develops.

Declining economic conditions and/or declines in transaction volumes have historically been factors in increased claim expenses due to increased mechanics liens, defalcations and other matters which may be discovered during property foreclosures.  Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  At September 30, 2007, the total reserves for claims were $38,577,000.  Of that total, $4,949,735 was reserved for specific claims and $33,627,265 was reserved for claims for which the Company has no notice.

On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 22.3% and 22.6% for the third quarter of 2007 and 2006, respectively. For the first nine months of the year, salaries, employee benefits and payroll taxes as a percentage of total revenues were 23.7% and 22.9% for 2007 and 2006, respectively.  Personnel costs increased compared with the first nine months of last year due to increases in salaries and related compensation expenses.

The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 85.2% and 86.4% of the consolidated total amount for the third quarter of 2007 and 2006, respectively and 85.3% and 86.3% for the nine months ended September 30, 2007, and 2006, respectively.

Overall office occupancy and operations as a percentage of total revenues was 5.6% and 5.7% for the third quarter of 2007 and 2006, respectively and 6.4% and 6.0% for the first nine months of 2007 and 2006, respectively.  The nine month increase in office occupancy and operations was due to an increase in various items, including depreciation expense and printing.

Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes.  Premium and retaliatory taxes as a percentage of premiums written were 2.2% and 2.0% for the nine months ended September 30, 2007 and 2006, respectively.

Professional and contract labor fees for the three and nine months ended September 30, 2007 compared with the same periods in 2006 increased primarily due to an increase in contract labor fees incurred, mostly related to investments in infrastructure and technology.

Other expenses primarily include search fee expenses and other miscellaneous expenses of the title segment and miscellaneous operating expenses of the Trust division.  Other expenses for the three and nine months ended September 30, 2007 compared with the same periods in 2006 increased primarily as a result of increased other revenues.

Income Taxes:  The provision for income taxes was 22.0% and 26.2% of income before income taxes for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the provision for income taxes was 20.4% and 24.5%, respectively, of income before income taxes.  The declines in the effective tax rates for the quarter and the nine months ended September 30, 2007 resulted primarily from a higher mix of tax-exempt investment income relative to taxable income.  The reduction in taxable income primarily resulted from the increase in the provision for claims and commissions to agents.

Net Income:   On a consolidated basis, the Company reported a decrease in net income of 32.5% for the nine months ended September 30, 2007 compared with the prior year period.  Operating expenses increased compared with the 2006 period primarily due to the increases in the provision for claims and commissions to agents.

Liquidity and Capital Resources

Cash flows:  Net cash provided by operating activities for the nine months ended September 30, 2007, decreased to $8,426,631 compared with $13,276,891 for the nine months ended September, 30, 2006.  Cash flow from operations has been the primary source of financing for operations, additions to property and equipment, dividends to shareholders and other requirements.  The net decrease in net cash provided by operating activities is primarily the result of the decrease in net income and the increased payments of claims in the second quarter, partially offset by the increase in the provision for claims.  The principal non-operating uses of cash and cash equivalents for the three and nine-month periods ended September 30, 2007 and 2006 were additions to the investment portfolio.

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

In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities.  As of September 30, 2007, the Company held cash and cash equivalents of $2,855,600, short-term investments of $9,474,707 and various other readily marketable securities.

Capital expenditures:  During 2007, the Company has plans for various capital improvement projects, including software development projects. The Company anticipates capital expenditures of approximately $200,000 during the remainder of 2007 in connection with these projects.

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

The total reserve for all reported and unreported losses the Company incurred through September 30, 2007 is represented by the reserves for claims. Information regarding the claims reserve can be found in Note 2 to the consolidated financial statements of this Form 10-Q.  Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.

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

Item 4.  Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.  Pursuant to Rule 13a-15(b) under the Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007.  In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)
The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended September 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				317,488
07/01/07– 07/31/07	100	$51.25	100	317,388
08/01/07– 08/31/07	7,138	$42.88	7,138	310,250
09/01/07– 09/30/07	2,905	$39.01	2,905	307,345
Total:	10,143	$41.85	10,143	307,345

For the quarter ended September 30, 2007, ITC purchased an aggregate of 10,143 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  In 2000, 2004 and 2005, the Board of Directors of ITIC and ITC approved the purchase by ITC of up to an aggregate of 500,000 and 125,000 shares, respectively, of the Company’s common stock pursuant to the Plan.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when ITC has purchased all shares authorized for purchase thereunder.  ITC intends to make further purchases under this Plan.

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
James A. Fine, Jr
President, Principal Financial Officer and
Principal Accounting Officer

Dated: November 5, 2007