Form 10-K
period 2007-12-31
INVESTORS TITLE CO
filed 2008-03-17
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from __to __

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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer ☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common shares held by non-affiliates was $90,590,399 based on the closing sales price on the NASDAQ National Market System on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2007).

As of March 7, 2008, there were 2,703,154 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Investors Title Company's Annual Report to Shareholders for the fiscal year ended December 31, 2007 are incorporated by reference in Parts I, II and IV hereof and portions of Investors Title Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 21, 2008 are incorporated by reference in Part III hereof.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "should," "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

•
the demand for title insurance will vary over time due to factors such as the level of real estate transactions, the level of mortgage origination volumes including refinancing and changes to the insurance requirements of the participants in the secondary mortgage market;

•	significant changes to applicable government regulations;
•	losses from claims may be greater than anticipated such that reserves for possible claims are inadequate;
•	heightened regulatory scrutiny;
•	unanticipated adverse changes in securities markets, including interest rates, could result in material losses on the Company's investments;
•	the Company's dependence on key management personnel, the loss of whom could have a material adverse affect on the Company's business;
•	the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner;
•
the requirement by state statutes of the Company’s insurance subsidiaries to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that the insurance subsidiaries may pay to the Company without prior regulatory approval; and

•	the concentration of key accounting and information systems in a few locations.

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

INVESTORS TITLE COMPANY AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

GENERAL

Investors Title Company (the "Company") is a holding company that operates through its subsidiaries and was incorporated in the state of North Carolina in February 1973. The Company became operational on June 24, 1976, when it acquired Investors Title Insurance Company ("ITIC") as a wholly owned subsidiary under a plan of exchange of shares of common stock. On September 30, 1983, the Company acquired Northeast Investors Title Insurance Company ("NE-ITIC"), formerly Investors Title Insurance Company of South Carolina, as a wholly owned subsidiary under a plan of exchange of shares of common stock. Investors Capital Management Company ("ICMC"), a wholly owned subsidiary of the Company, was organized on October 17, 2003. The Company's most recent subsidiary, Investors Trust Company ("Investors Trust"), was granted a trust charter by the North Carolina Banking Commissioner on February 17, 2004. The Company's executive offices are located at 121 North Columbia Street, Chapel Hill, North Carolina 27514 and its telephone number is (919) 968-2200. The Company maintains a website at www.invtitle.com.

OVERVIEW OF THE BUSINESS

The Company engages in several lines of business. Its primary business activity is the issuance of residential and commercial title insurance through ITIC and NE-ITIC. The second line of business provides tax-deferred real property exchange services through its subsidiaries, Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”). The Company entered into the business of providing investment management and trust services to individuals, trusts and other entities in 2003. The Company has two reportable operating segments. The title insurance segment consists of the operations of ITIC and NE-ITIC. The exchange services segment consists of the operations of ITEC and ITAC. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of Notes to Consolidated Financial Statements in the 2007 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the revenues, income and assets attributable to the Company's primary operating segments.

Title Insurance

Through its two wholly owned title underwriting subsidiaries, ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. ITIC and NE-ITIC offer primary title insurance coverage to both owners and mortgagees of real estate and also offers the reinsurance of title insurance risks to other title insurance companies. Title insurance protects against loss or damage resulting from title defects that affect real property. The commitment and policies issued are predominantly the standard American Land Title Association (“ALTA”) approved forms.

Title Insurance Policies. There are two basic types of title insurance policies - one for the mortgage lender and one for the real estate owner. A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender's title insurance policy does not protect the property owner. The property owner has to purchase a separate owner's title insurance policy to protect their investment. The Company issues title insurance policies on the basis of a title report. The title report documents the current status of title to the property.

Upon a closing, the seller executes a deed to the new owner. When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake in a prior deed, will or mortgage that may give a third party a legal claim against such property. If a claim is made against real property, title insurance provides indemnification against insured defects. The title insurer has the option to retain counsel and pay the legal expenses to eliminate or defend against any title defects, pay any third party claims arising from errors in title examination and recording or pay the insured’s actual losses, up to policy limits, arising from title risks as defined in the policy.

A title risk is one of any number of things that could jeopardize the property owner's or mortgagee’s interest in the property defined in the title policy. Such risks include title being vested in someone or some entity other than the insured, unmarketable title, lack of a right of access to the property, invalidity or unenforceability of the insured mortgage, or other defects, liens, or encumbrances against the property. Examples of common types of covered risks include defects arising from prior unsatisfied mortgages, tax liens or confirmed assessments, judgments against the property or encumbrances against the property arising through easements, restrictions or other existing covenants. Title insurance also generally protects against deeds or mortgages that contain inaccurate legal descriptions, that were forged or improperly acknowledged or delivered, that were executed by spouses without the other spouse’s signature or release of marital interest or that were conveyed by minors or incompetents.

Insured Risk on Policies in Force. Generally, the amount of the insured risk or “face amount”of insurance on a title insurance policy is equal to the lesser of the purchase price of the insured property or the fair market value of the property. In the event that a claim is made against the property, the insurer is responsible for paying the legal costs associated with eliminating covered title defects or defending the insured party against covered title defects affecting the property. The insurer may choose to pay the policy limits to the insured or, if the loss is less than policy limits, the amount of the insured’s actual loss due to the title defect, at which time the insurer's duty to defend the claim and all other obligations of the insurer with respect to the claim are satisfied.

At any given time, the insurer's actual risk of monetary loss under outstanding policies is only a portion of the aggregate insured risk, or total face amount, of all policies in force. The lower risk results primarily from the reissuance of title insurance policies by other underwriters over time when the property is conveyed or refinanced. The coverage on a lender's title insurance policy is reduced and eventually terminated as the mortgage loan it secures is paid. An owner's policy is effective as long as the insured has an ownership interest in the property or has liability under warranties of title. Due to the variability of these factors, the aggregate contingent liability of a title underwriter on outstanding policies of the Company and its subsidiaries cannot be determined with any precision.

Losses and Reserves. While most other forms of insurance provide for the assumption of risk of loss arising out of unforeseen events, title insurance is based upon a process of loss avoidance. Title insurance generally serves to protect the policyholder from the risk of loss from events that predate the issuance of the policy.  Losses on policies typically occur when a title defect is not discovered during the examination and settlement process or the occurrence of certain hidden risks which cannot be determined from an accurate search of public land records. The maximum amount of liability under a title insurance policy is generally the face amount of the policy plus the cost of defending the insured’s title against an adverse claim. Reserves for claim losses are established based upon known claims, as well as estimated losses incurred but not yet reported to the Company, based upon historical experience and other factors.

Title claims can often be complex, vary greatly in dollar amounts and are affected by economic and market conditions and may involve uncertainties as to ultimate exposure, and therefore, reserve estimates are subject to variability. For a more complete description of the Company’s reserves for claims, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report of Shareholders incorporated by reference in this Form 10-K Annual Report.

Geographic Operations. ITIC was incorporated in the State of North Carolina on January 28, 1972, and became licensed to write title insurance in the State of North Carolina on February 1, 1972. At present, ITIC primarily writes land title insurance in 22 states and the District of Columbia, primarily in the eastern half of the United States. ITIC is licensed to write title insurance in 44 states and the District of Columbia.

NE-ITIC was incorporated in the State of South Carolina on February 23, 1973, and became licensed to write title insurance in that state on November 1, 1973. It currently writes title insurance as a primary insurer and as a reinsurer in the State of New York. NE-ITIC is also licensed to write title insurance in 18 additional states and the District of Columbia.

Premiums from title insurance written in the state of North Carolina represent the largest source of revenue for the title insurance segment. In the state of North Carolina, ITIC primarily issues title insurance commitments and policies through branch offices. Title policies are primarily issued through issuing agents in other states. For a description of the level of net premiums written geographically by state, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report of Shareholders incorporated by reference in this Form 10-K Annual Report.

Each state license authorizing ITIC or NE-ITIC to write title insurance must be renewed annually. These licenses are necessary for the companies to operate as a title insurer in each state in which they write premiums.

Ratings. The Company’s title insurance subsidiaries are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or its claims paying ability. The rating agencies determine ratings primarily by analyzing financial data. ITIC has been rated by two independent Fannie Mae-approved financial analysis firms, Demotech, Inc. and LACE Financial Corporation (“LACE”), with financial stability ratings of A" (A Double Prime), and B+, respectively. NE-ITIC's financial stability also has been recognized by Demotech, Inc. and LACE with ratings of A" (A Double Prime), and A, respectively. According to Demotech, title underwriters earning a Financial Stability Rating of A'' (A Double Prime) possess Unsurpassed financial stability related to maintaining positive surplus as regards policyholders, regardless of the severity of a general economic downturn or deterioration in the title insurance cycle. A LACE rating of “A” or “B+” indicates that a title insurance company has a strong overall financial condition that will allow it to meet its future claims, and that, generally, the company has good operating earnings, is well capitalized and has adequate reserves.

Reinsurance. The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Reinsurance is a contractual arrangement whereby one insurer assumes some or all of the risk exposure written by another insurer. Ceded reinsurance is comprised of excess of loss treaties, which protects against losses over certain amounts.

In the ordinary course of business, ITIC and NE-ITIC reinsure certain risks with other title insurers for the purpose of limiting their risk exposure and to comply with state insurance regulations. They also assume reinsurance for certain risks of other title insurers for which they receive additional income. For the last three years, revenues from reinsurance activities accounted for less than 1% of total premium volume.

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

Investors Title Accommodation Corporation ("ITAC") provides services for accomplishing reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property.

In February 2006, the IRS proposed new regulations which, if adopted, may negatively affect the ability of qualified intermediaries to retain a portion of the interest earned on exchange funds held during exchange transactions. If passed as proposed, these regulations would adversely impact the exchange services segment and the Company’s net income, since a significant portion of the exchange segment’s revenues are based on retaining a portion of the interest income earned on deposits held. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information regarding IRS regulations.

Investment Management and Trust Services

Other services provided include those offered by Investors Trust Company (“Investors Trust”), Investors Capital Management Company (“ICMC”), and Investors Title Management Services, Inc. (“ITMS”), all wholly owned subsidiaries of the Company. Investors Trust and ICMC work together to provide investment management and trust services to individuals, companies, banks and trusts. ITMS offers various consulting services to provide clients with the technical expertise to start and successfully operate a title insurance agency. These subsidiaries are not currently a reportable segment for which financial information is presented in the Company’s financial statements and are included and reported in the category All Other.

OPERATIONS OF SUBSIDIARIES

See Note 13 of Notes to Consolidated Financial Statements in the 2007 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for additional information related to the Company's operating segments.

Title Insurance

ITIC and NE-ITIC issue title insurance coverage through direct operations or through partially owned or independent title insurance agents who issue title policies on behalf of ITIC or NE-ITIC. Title insurance premiums written reflect a one-time premium payment, with no recurring premiums.

Generally, premiums are recorded and recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete. Where the policy is issued directly through a branch office, the premiums collected are retained by the Company. Where the policy is issued through a title insurance agent, the agent retains a majority of the premium as a commission. Title insurance commissions earned by the Company's agents are recognized as expense concurrently with premium recognition. The percentage of the premium retained by agents varies by region to region and is sometimes regulated by the states.

For a description of the level of net premiums written by direct and agency operations, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report.

Exchange Services

ITEC and ITAC provide customer services in connection with tax-deferred exchanges pursuant to Section 1031 of the Internal Revenue Code. Acting as a qualified intermediary, ITEC holds the proceeds from sales of relinquished properties until the acquisition of identified replacement properties occurs. ITAC facilitates reverse tax-deferred exchanges pursuant to IRS Revenue Procedure 2000-37.

CYCLICALITY AND SEASONALITY

Title Insurance

Real estate activity is cyclical in nature. Title insurance premiums are closely related to the level of real estate activity and the volume of mortgage origination. A number of general and economic factors influence demand for title insurance, including changes in mortgage interest rates, consumer confidence, economic conditions, supply and demand and family income levels.

The title insurance business tends to be seasonal as well as cyclical. Historically, the winter months have the least real estate activity because fewer real estate transactions occur, while the remaining quarters are more active. Refinance activity is generally less seasonal, but it is subject to interest rate fluctuations.

Exchange Services

Seasonal and other factors affecting the level of real estate activity and the volume of title premiums written will also generally affect the demand for exchange services.

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

Exchange Services

Marketing of tax-deferred exchange services offered by ITEC and ITAC has been incorporated into the marketing of the core title products offered by ITIC and NE-ITIC. The Commercial Services Division of ITIC also markets the services offered by ITEC and ITAC to its commercial clients.

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

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital and surplus and establishing reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, as well as examinations and audits of title insurers. Both ITIC and NE-ITIC meet the statutory premium reserve requirements and the minimum capital and surplus requirements of the states in which they are licensed. A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various states’ laws to maintain assets of a defined quality and amount.

The Company's two insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed. These and other governmental authorities have the power to enforce state and federal laws to which the title insurance subsidiaries are subject, including but not limited to, the Real Estate Settlement Procedures Act.

ITIC is domiciled in North Carolina and is subject to North Carolina insurance regulations and other states where it does business. The North Carolina Department of Insurance typically schedules financial examinations every five years. ITIC was last examined by the North Carolina Department of Insurance for the period January 1, 2000 through December 31, 2004. No material deficiencies were noted in the report. NE-ITIC is domiciled in South Carolina and subject to South Carolina insurance regulations. The South Carolina Department of Insurance periodically schedules financial examinations. NE-ITIC was examined by the South Carolina Department of Insurance for the period January 1, 2000 through December 31, 2005. No material deficiencies were noted.

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

The United States Department of Housing and Urban Development (“HUD”) continues to indicate that it would like to make modifications to the Real Estate Settlement Procedures Act (“RESPA”) and associated regulations. HUD published proposed rules regarding RESPA for public comment on March 14, 2008 with a 60 day comment period that expires on May 13, 2008.  According to HUD, the proposed rules are intended to improve disclosure of the loan terms and closing costs consumers pay when purchasing or refinancing their home. HUD has also indicated that it intends to seek legislative changes to RESPA that will complement the rules and provide HUD with enforcement mechanisms for some of the most important consumer disclosures and protections.  In April 2007, the Government Accountability Office (“GAO”) released a report on the title insurance industry in which it recommended that HUD and state insurance regulators take actions to improve consumers’ ability to comparison shop for title insurance and strengthen the regulation and oversight of the title insurance market, among other measures. Based on the information known to management at this time, it is not possible to predict the outcome of any of the GAO recommendations for the title insurance industry’s market and other matters, or the market’s response to them. However, any material change in the Company’s regulatory environment may have an adverse effect on its business.

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

Exchange Services

Intermediary services are not federally regulated by any regulatory commissions, and neither ITEC or ITAC operate in any states that regulate this industry. ITEC and ITAC both provide services to taxpayers pursuant to Internal Revenue Service (“IRS”) regulations that provide taxpayers a safe harbor by using a qualified intermediary to structure tax-deferred exchanges of property and using an exchange accommodation titleholder to hold property in reverse exchange transactions. Periodically, changes to the tax code are proposed containing provisions that impact like-kind exchanges. In 2006, the IRS proposed new regulations which, if adopted, may negatively affect the ability of qualified intermediaries to retain a portion of the interest earned on exchange funds held during exchange transactions. If passed as proposed, these regulations would materially adversely impact the exchange services segment and the Company’s net income. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for information regarding IRS regulations.

Investment Management and Trust Services

Investors Trust Company is regulated by the North Carolina Commissioner of Banks. Investors Trust Company was last examined by the North Carolina Commissioner of Banks for the period ended December 31, 2006. No material deficiencies were noted in the Report of Examination.

COMPETITION

Title Insurance

The title insurance industry is highly competitive. ITIC's and NE-ITIC's major competitors together comprise a majority of the title insurance market on a national level. The number and size of competing companies varies in the different geographic areas in which the Company conducts business. Key factors that affect competition in the title insurance industry are timeliness and quality of service, price, expertise and the financial strength and size of the insurer. Title insurance underwriters also compete for agents based upon service and commission levels. Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and related information than the Company.

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

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in bonds (municipal and corporate) and equity securities. The investment policy is designed to maintain a high quality portfolio and maximize income. The Company invests primarily in short-term investments, federal and municipal governmental securities and investment grade debt securities and equity securities. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company's insurance subsidiaries. The Company manages its investment portfolio and does not utilize third party investment managers. The securities in the Company’s portfolio are subject to economic conditions and normal market risks.

See Note 3 of Notes to Consolidated Financial Statements in the 2007 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report for the major categories of investments, scheduled maturities, amortized cost, market values of investment securities and earnings by category.

ENVIRONMENTAL MATTERS

The title insurance policies ITIC and NE-ITIC currently issue exclude any liability for environmental risks and contamination. Although policies issued prior to 1992 may not specifically exclude such environmental risks, they generally do not provide affirmative coverage for such risks. As a result, the Company has not experienced and does not anticipate that it or its subsidiaries will incur any significant expenses related to environmental claims.

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

EMPLOYEES

The Company has no paid employees. Officers of the Company are full-time paid employees of ITIC. The Company’s subsidiaries had 227 full-time employees and 27 part-time employees as of December 31, 2007. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

ADDITIONAL INFORMATION

The Company’s internet address is www.invtitle.com, the contents of which are not and shall not be deemed a part of this document or any other U.S. Securities and Exchange filing. The Company makes available free of charge through its Internet website its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information is free of charge and may be reviewed and downloaded from the website at any time. The public may read any material it has filed with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The Investors section of the Company’s website also includes its corporate governance guidelines and code of ethics.

ITEM 1A. RISK FACTORS

The risk factors listed in this section and other factors noted herein or incorporated by reference could cause actual results to differ materially from those contained in any forward-looking statements.

The Company’s results of operations and financial condition are susceptible to the changing level of demand for title insurance.

The demand for the Company’s title insurance and other real estate transaction products and services varies over time and from year to year and is dependent upon, among other things, the volume of commercial and residential real estate transactions and mortgage refinancing transactions. The volume of these transactions has historically been influenced by factors such as the state of the overall economy and mortgage interest rates. When mortgage interest rates are increasing or during an economic downturn or recession, real estate activity typically declines and the title insurance industry tends to experience lower revenues and profitability. Both the volume and the average price of residential real estate transactions have recently experienced declines in many parts of the country, and these trends appear likely to continue. Volume is a key factor in the Company’s profitability due to the existence of fixed costs such as personnel and occupancy expenses associated with the support of the issuance of the insurance policy and of general corporate operations. The overall demand for title insurance also depends in part upon the requirement by mortgage lenders and participants in the secondary mortgage market that title insurance policies be obtained on residential and commercial real property.

The Company may experience losses resulting from fraud, defalcation or misconduct.

Fraud, defalcation, regulatory noncompliance and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business. Agents and approved attorneys typically handle large sums of money in trust pursuant to the closing of real estate transactions and misappropriation of funds by any of these parties could result in large title claims.

Differences between actual claims experience and underwriting and reserving assumptions may adversely affect the Company’s financial results.

The Company’s net income is affected by the extent to which its actual claims experience is consistent with the assumptions used in establishing reserves for claims. Reserves for claims are established based on actuarial estimates of how much the Company will need to pay for reported as well as incurred, but not yet reported claims. In addition, management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims and other relevant factors in determining loss provision rates and the aggregate recorded expected liability for claims. Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of reserves for claims, the Company cannot determine precisely the amounts which it will ultimately pay to settle its claims. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, the Company could be required to increase reserves. Title claims can often be complex, vary greatly in dollar amounts and are affected by economic and market conditions and may involve uncertainties as to ultimate exposure, and therefore, reserve estimates are subject to variability. In addition, the Company may experience unexpected large losses periodically which require it to increase its title loss reserves.

Regulatory scrutiny of the industry and potential changes to RESPA could result in financial losses or otherwise impact the manner the Company conducts business.

The title insurance industry has recently been under regulatory scrutiny in a number of states with respect to pricing practices, possible Real Estate Settlement Procedures Act (“RESPA”) violations and unlawful rebating practices. The regulatory investigations have resulted in settlements and fines for some title insurance underwriters. In 2007, the Government Accountability Office released a report in response to a request from the House of Representatives Committee on Financial Services regarding the title industry. The United States Department of Housing and Urban Development (“HUD”) is responsible for enforcing RESPA. HUD continues to indicate that it would like to make modifications to RESPA and associated regulations which would result in changes to the existing industry regulatory framework that could have a material impact on the Company’s marketing and operations. The Company is periodically involved in litigation arising in the ordinary course of business.

The Company’s non-insurance subsidiaries are also subject to state and federal regulations.

Some of the Company’s other businesses operate within state and federal guidelines. Any changes in the applicable regulatory environment or changes in existing regulations could restrict its existing or future operations. Revenues from the Company’s exchange services segment are closely related to the tax rate on capital gains and other provisions in the Internal Revenue Code. The Company’s revenues in future periods will continue to be subject to these and other factors which are beyond its control. In February 2006, the IRS proposed new regulations which, if adopted, may negatively affect the ability of qualified intermediaries to retain interest earned on exchange funds they are holding. If passed as proposed, these regulations would materially adversely impact the exchange services segment and the Company’s net income, since a significant portion of the exchange segment’s revenues are based on retaining a portion of the interest income earned on deposits held by the Company. In March 2007, the IRS issued a revised regulatory flexibility analysis and requested more specific information to help in determining the impact the rules would have on small businesses. The proposed regulations have still not been finalized.

In addition, the investment management and trust services division is regulated by the North Carolina Commissioner of Banks.

The Company’s insurance subsidiaries are subject to complex government regulations.

The Company’s title insurance businesses are subject to extensive state laws and regulations by state insurance authorities in each state in which they operate. These laws and regulations are primarily intended for the protection of policyholders and consumers. The nature and extent of these laws and regulations typically involve, among other matters, licensing and renewal requirements and trade and marketing practices, including, but not limited to:

•	licensing of insurers and agents;
•	approval of premium rates for insurance;
•	limitations on types and amounts of investments;
•	restrictions on the size of risks that may be insured by a single company;
•	deposits of securities for the benefit of policy holders;
•	filing of annual and other reports with respect to financial condition;
•	approval of policy forms; and
•	regulation regarding the use of personal information.

These laws and regulations are subject to change and may restrict the Company’s ability to implement rate increases or other actions that it may want to take to enhance its operating results or have a negative impact on its ability to generate revenue and earnings.

Competition in the Company’s business affects its revenues.

The title insurance industry is highly competitive. Key factors that affect competition in the title insurance business are quality of service, price within regulatory parameters, expertise, timeliness and the financial strength and size of the insurer. Title companies compete for premiums by choosing various distribution channels which may include company-owned operations and issuing agency relationships with attorneys, lenders, realtors, builders and other settlement service providers. Title insurance underwriters compete for agents on the basis of service and commission levels. Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and information than the Company. The number and size of competing companies varies in the different geographic areas in which the Company operates. Competition among the providers of title insurance, new entrants to the industry or the acceptance of new alternatives to traditional title products by the marketplace could adversely affect the Company’s operations and financial condition.

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

The competitive positions of insurance companies rely in part on the independent ratings of their financial strength and claims-paying ability. The Company’s financial strength is subject to continued periodic review by rating agencies. A significant downgrade in the ratings of either of the Company’s policy-issuing subsidiaries could negatively impact its ability to compete for new business and retain existing business and maintain licenses necessary to operate as title insurance companies in various states.

A decline in the performance of the Company’s investments could materially adversely affect net income and cash flows.

Changes in general economic conditions, interest rates, activities in securities markets and other external factors could adversely affect the value of the Company’s investment portfolio and, in turn, the Company’s operating results and financial condition.

Insurance regulations limit the ability of the Company’s insurance subsidiaries to pay dividends to it.

The Company is an insurance holding company and has no substantial operations of its own. The Company’s ability to pay dividends and meet its obligations is dependent, among other things, on the ability of its subsidiaries to pay dividends or repay funds to it. The Company’s insurance subsidiaries are subject to insurance and other regulations that limit the amount of dividends, loans or advances to it based on the amount of adjusted unassigned surplus and net income and require these subsidiaries to maintain minimum amounts of capital, surplus and reserves. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior state insurance regulatory approval.

These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or grow its business. As of December 31, 2007, approximately $63,219,000 of the consolidated stockholders' equity represented net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. For further discussion of the regulation of dividend payments and other transactions between affiliates, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis in Item 7 of this report.

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

North Carolina is the largest source of revenue for the title insurance segment and, in 2007, North Carolina-based premiums accounted for approximately 50% of premiums earned by the Company. A decrease in North Carolina business would negatively impact financial results.

Key accounting and information systems are concentrated in a few locations.

The Company’s corporate headquarters, accounting and technology operations are concentrated in North Carolina. These critical business operations are subject to interruption by natural disasters, fire, power shortages and other events beyond the Company’s control. A catastrophic event that results in the destruction or disruption of any of the Company’s critical business operations or systems could severely affect its ability to conduct normal business operations and, as a result, there could be a material and adverse effect on the Company’s business, operating results and financial condition.

Certain provisions of the Company’s shareholder rights plan may make a takeover of the Company difficult.

The Company has a shareholders rights plan which could discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to the Company’s shareholders for their common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company owns two adjacent office buildings and property located on the corner of North Columbia and West Rosemary Streets in Chapel Hill, North Carolina, which serve as the Company's corporate headquarters. The main building contains approximately 23,000 square feet and has on-site parking facilities. The Company's principal subsidiary, ITIC, leases office space in 32 locations throughout North Carolina, South Carolina, Michigan and Nebraska. NE-ITIC leases office space in one location in New York. Each of the office facilities occupied by the Company and its subsidiaries are in good condition and adequate for present operations. In November 2005, the Company purchased approximately 7,000 square feet of additional office space in Chapel Hill, North Carolina that was previously leased for ITEC, ITAC, ITIC’s Commercial Services Division and ITIC’s Settlement Services Division.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

EXECUTIVE OFFICERS OF THE COMPANY

Following is information regarding the executive officers of the Company as of March 14, 2008. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant

J. Allen Fine	73	Chief Executive Officer and Chairman of the Board

James A. Fine, Jr.	45	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director

W. Morris Fine	41	Executive Vice President, Secretary and Director

J. Allen Fine has been Chief Executive Officer and Chairman of the Board of the Company since its incorporation in 1973. Mr. Fine also served as President of the Company until May 1997. Mr. Fine is the father of James A. Fine, Jr., President, Treasurer, Chief Financial Officer, Chief Accounting Officer, and Director of the Company, and W. Morris Fine, Executive Vice President, Secretary and Director of the Company.

James A. Fine, Jr. was named Vice President of the Company in 1987. In 1997, he was named President and Treasurer and appointed as a Director of the Company. In 2002, he was appointed as Chief Financial Officer and Chief Accounting Officer. He is the son of J. Allen Fine, Chief Executive Officer and Chairman of the Board of the Company, and the brother of W. Morris Fine, Executive Vice President, Secretary and Director of the Company.

W. Morris Fine was named Vice President of the Company in 1992. In 1993, he was named Treasurer of the Company and served in that capacity until 1997. In 1997, he was named Executive Vice President and Secretary of the Company. In 1999, he was appointed as a Director of the Company. W. Morris Fine is the son of J. Allen Fine, Chief Executive Officer and Chairman of the Board of the Company, and the brother of James A. Fine, Jr., President, Treasurer, Chief Financial Officer, Chief Accounting Officer, and Director of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales prices for the Company's common stock, as reported on the NASDAQ National Market System, the dividends paid per common share for each quarter in the last two fiscal years and the approximate number of shareholders of record are set forth under the caption "Common Stock Data" in the 2007 Annual Report to Shareholders and are incorporated by reference in this Form 10-K Annual Report. For a discussion of factors that may limit the Company's ability to pay dividends on its common stock, refer to the subsection of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Liquidity and Capital Resources" in the 2007 Annual Report to Shareholders, incorporated by reference in this Form 10-K Annual Report. Additional information required by this item is incorporated by reference in the 2007 Annual Report to Shareholders.

The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended December 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				307,345
10/01/07 – 10/31/07	9,031	$39.12	9,031	298,314
11/01/07 – 11/30/07	1,526	39.18	1,526	296,788
12/01/07 – 12/31/07	61,452	38.03	61,452	235,336
Total:	72,009	$38.19	72,009	235,336

For the quarter ended December 31, 2007, the Company purchased an aggregate of 72,009 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000. The Board of Directors of the Company approved the purchase of up to an aggregate of 500,000 and 125,000 shares, respectively, of the Company’s common stock pursuant to the Plan. Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased. The Company intends to make further purchases under this Plan.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the last five fiscal years of the Company and its subsidiaries is set forth under the caption "Financial Highlights" in the 2007 Annual Report to Shareholders and is incorporated by reference in this Form 10-K Annual Report. The information should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report to Shareholders, which are incorporated by reference in this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The subsection entitled "Quantitative and Qualitative Disclosures about Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data in the 2007 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.

The financial statements meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

The supplementary financial information set forth in the section entitled "Selected Quarterly Financial Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007 for the purpose of providing reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (the “Act”) (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) Management’s report on internal control over financial reporting.
The Company’s management’s report on internal financial reporting is set forth in the Company’s 2007 Annual Report under the heading “Management’s Report on Internal Control over Financial Reporting” and is incorporated herein by reference.

(b) Attestation report of the registered public accounting firm.
The report of Dixon Hughes PLLC, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is set forth in the Company’s 2007 Annual Report under the heading “Report of Independent Registered Public Accounting Firm on Internal Control” and is incorporated herein by reference.

(c) During the quarter ended December 31, 2007, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, in the process of preparing the Annual Report on Form 10-K, management identified certain issues with respect to the Company’s internal control over financial reporting and has remediated those issues. In particular, management discovered certain understatements in the provision for income taxes in the Company’s financial statements in certain periodic filings. These errors were due to a misclassification of certain taxable municipal bonds that the Company’s custodian had reported as tax-exempt in its tax reports to the Company and were determined to be immaterial to the affected reporting periods. The Company has corrected these errors for all affected periods in its Consolidated Financial Statements for the year ended December 31, 2007. Management has discussed these matters with the Audit Committee of the Company’s Board of Directors and the Company’s auditors, and the Company has made corrective changes to its internal control procedures to improve the effectiveness of its internal control over financial reporting and to reduce the likelihood of similar errors occurring in the future. The Company has implemented a review process of the Company’s custodian statements to ensure investments are categorized appropriately for tax purposes.

ITEM 9B. OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to the material under the captions “Proposal Requiring Your Vote,” “General Information - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance - Board of Directors and Committees - The Audit Committee” and “Corporate Governance - Code of Business Conduct and Ethics” in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2008. Other information with respect to the executive officers of the Company is included at the end of Part I of this Form 10-K Annual Report under the separate caption "Executive Officers of the Company.”

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2008 and is incorporated by reference in this Form 10-K Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2008 and is incorporated by reference in this Form 10-K Annual Report.

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2007. The Company does not have any equity compensation plans that have not been approved by its shareholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	60,480	$22.77	236,651
Equity compensation plans not approved by shareholders	-	-	-
Total	60,480	$22.77	236,651

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance - Independent Directors” set forth in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2008 and is incorporated by reference in this Form 10-K Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information pertaining to principal accountant fees and services is set forth under the caption “Independent Registered Public Accounting Firm” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2008 and is incorporated by reference in this Form 10-K Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements in the 2007 Annual Report to Shareholders are hereby incorporated by reference in this Form 10-K Annual Report:

Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of March, 2008.

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

Loren B. Harrell, Jr., Director

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2007

Type of Investment	Cost(1)	Market Value	Amount at which shown in the Balance Sheet (2)

Fixed Maturities:
Bonds:
States, municipalities and political subdivisions	$86,072,449	$87,217,601	$87,191,907
All other corporate bonds	4,208,096	4,391,574	4,391,574
Short-term investments	21,157,598	21,157,598	21,157,598
Certificates of deposit	64,935	64,935	64,935
Total fixed maturities	111,503,078	112,831,708	112,806,014

Equity Securities:
Common Stocks:
Public utilities	208,106	553,482	553,482
Banks, trust and insurance companies	34,884	246,120	246,120
Industrial, miscellaneous and all other	9,776,643	13,270,068	13,270,068
Nonredeemable preferred stocks	418,025	516,396	516,396
Total equity securities	10,437,658	14,586,066	14,586,066

Other Investments	1,634,301		1,634,301
Total investments per the consolidated balance sheet	$123,575,037		$129,026,381

(1)	Fixed maturities are shown at amortized cost and equity securities are shown at original cost.
(2)
Bonds of states, municipalities and political subdivisions are shown at amortized cost for held-to-maturity bonds and fair value for available-for-sale bonds. Equity securities are shown at fair value.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
Assets
Cash and cash equivalents	$207,436	$194,391
Investments in fixed maturities, available-for-sale	17,707,623	19,951,713
Investments in equity securities, available-for-sale	250,950	127,750
Short-term investments	13,122,076	1,464,032
Investments in affiliated companies	63,628,499	68,973,229
Other investments	461,835	703,296
Other receivables	263,518	410,018
Income taxes receivable	1,255,157	876,666
Accrued interest, dividends, and other assets	241,941	261,793
Property, net	3,038,964	3,151,099
Deferred income taxes, net	22,288	55,551
Total Assets	$100,200,287	$96,169,538

Liabilities and Stockholders' Equity Liabilities:
Accounts payable and accrued liabilities	$924,447	$893,875
Total liabilities	924,447	893,875

Stockholders' Equity:
Class A Junior Participating preferred stock - no par value (shares authorized 100,000; no shares issued)	-	-
Common stock-no par (shares authorized 10,000,000; 2,411,318 and 2,507,325 shares issued and outstanding 2007 and 2006, respectively, excluding 291,676 shares for 2007 and 2006 of common stock held by the Company's subsidiary)	1	1
Retained earnings	95,739,827	92,134,608
Accumulated other comprehensive income	3,536,012	3,141,054
Total stockholders' equity	99,275,840	95,275,663

Total Liabilities and Stockholders' Equity	$100,200,287	$96,169,538

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Revenues:
Investment income-interest and dividends	$1,146,168	$561,400	$280,145
Net realized gain on sales of investments	406,623	-	18,464
Rental income	736,713	735,431	553,222
Miscellaneous income (loss)	81,938	(115,883)	70,147
Total	2,371,442	1,180,948	921,978
Operating Expenses:
Office occupancy and operations	345,389	345,859	295,481
Business development	64,278	69,372	51,110
Taxes-other than payroll and income	138,687	79,871	90,004
Professional fees	141,297	141,500	68,245
Other expenses	105,873	114,240	82,211
Total	795,524	750,842	587,051

Equity in Net Income of Affiliated Cos.	7,336,417	12,710,328	12,984,996
Income Before Income Taxes	8,912,335	13,140,434	13,319,923
Provision (benefit) for Income Taxes	510,000	(45,000)	27,000
Net Income	$8,402,335	$13,185,434	$13,292,923
Basic Earnings per Common Share	$3.39	$5.22	$5.19
Weighted Average Shares Outstanding-Basic	2,479,321	2,527,927	2,560,418
Diluted Earnings Per Common Share	$3.35	$5.14	$5.10
Weighted Average Shares Outstanding-Diluted	2,508,609	2,564,216	2,607,633

See notes to condensed financial statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Operating Activities:
Net income	$8,402,335	$13,185,434	$13,292,923
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(7,336,417)	(12,710,328)	(12,984,996)
Depreciation	124,686	124,030	80,129
Amortization, net	15,946	(820)	(1,391)
Issuance of common stock in payment of bonuses and fees	1,998	5,013	-
Net realized gain on sales of investments	(406,623)	-	(18,464)
Provision (benefit) for deferred income taxes	5,000	(55,000)	33,000
(Increase) decrease in receivables	146,500	(205,760)	33,540
(Increase) decrease in income taxes receivable-current	(378,491)	356,796	890,455
(Increase) decrease in other assets	19,852	(153,593)	(62,488)
Increase (decrease) in accounts payable and accrued liabilities	30,572	260,468	(290,719)
Net cash provided by operating activities	625,358	806,240	971,989

Investing Activities:
Capital contribution to subsidiaries	-	(115,000)	(1,178,000)
Return of capital contributions from subsidiaries	-	80,000	-
Dividends received from subsidiaries	13,122,720	9,446,950	7,291,120
Purchases of available-for-sale securities	(31,721,740)	(21,310,774)	(9,435,060)
Purchases of short-term securities	(11,658,044)	(1,459,550)	-
Purchases of and net earnings from other investments	(94,737)	-	(150,000)
Proceeds from sales and maturities of available-for-sale securities	33,900,000	13,600,000	6,024,040
Proceeds from sales of short-term securities	-	-	1,007,700
Proceeds from sales and distributions from other investments	742,822	216,190	68,915
Purchases of property	(12,551)	(18,151)	(1,251,285)
Net change in pending trades	-	-	(1,027,929)
Net cash provided by investing activities	4,278,470	439,665	1,349,501

Financing Activities:
Retirement of common stock	(4,660,259)	(2,255,735)	(363,765)
Exercise of options	365,284	55,272	-
Dividends paid (net dividends paid to subsidiary of $70,002, $70,401 and $46,717 in 2007, 2006 and 2005, respectively)	(595,808)	(606,423)	(410,202)
Net cash used in financing activities	(4,890,783)	(2,806,886)	(773,967)

Net Increase (Decrease) in Cash and Cash Equivalents	13,045	(1,560,981)	1,547,523
Cash and Cash Equivalents, Beginning of Year	194,391	1,755,372	207,849
Cash and Cash Equivalents, End of Year	$207,436	$194,391	$1,755,372

Supplemental Disclosures:
Cash Paid During the Year For:
Income taxes (net of refunds)	$889,000	$343,000	$896,000
Non cash net unrealized (gain) loss on investments, net of deferred tax provision of ($219,001), ($185,475) and $213,400 for 2007, 2006 and 2005, respectively	$(414,956)	$(361,631)	$414,945
Adjustments to apply FASB statement No. 158, net of deferred tax provision of $16,348 and $21,024 for 2007 and 2006, respectively	$31,734	$40,810	$-

See notes to condensed financial statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1.	The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Investors Title Company and Subsidiaries.

2.	Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2007	2006	2005
Investors Title Insurance Company, net*	$10,662,720	$4,976,950	$4,546,120
Investors Title Exchange Corporation	2,250,000	4,125,000	2,250,000
Investors Title Accomodation Corporation	25,000	170,000	195,000
Investors Title Management Services, Inc.	-	60,000	275,000
Investors Title Capital Management Corporation	60,000	-	-
Investors Title Commercial Agency	125,000	115,000	25,000
	$13,122,720	$9,446,950	$7,291,120

*
Total dividends of $10,732,722, $5,047,351 and $4,592,837 paid to the Parent Company in 2007, 2006 and 2005, respectively, netted with dividends of $70,002, $70,401 and $46,717 received from the Parent in 2007, 2006 and 2005, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2007, 2006 and 2005

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written

Year Ended December 31, 2007
Title Insurance	—	$36,975,000	—	$406,922	$69,983,989	$3,954,898	$10,134,719	—	$58,034,137	N/A
Exchange Services	—	—	—	—	—	29,501	—	—	1,480,094	N/A
All Other	—	—	—	—	—	1,212,779	—	—	3,469,002	N/A
	—	$36,975,000	—	$406,922	$69,983,989	$5,197,178	$10,134,719	—	$62,983,233

Year Ended December 31, 2006
Title Insurance	—	$36,906,000	—	$470,468	$70,196,467	$3,688,966	$7,405,211	—	$55,557,492	N/A
Exchange Services	—	—	—	—	—	18,138	—	—	1,346,743	N/A
All Other	—	—	—	—	—	619,231	—	—	3,022,836	N/A
	—	$36,906,000	—	$470,468	$70,196,467	$4,326,335	$7,405,211	—	$59,927,071

Year Ended December 31, 2005
Title Insurance	—	$34,857,000	—	$442,098	$76,522,266	$2,993,149	$8,164,783	—	$57,850,106	N/A
Exchange Services	—	—	—	—	—	18,463	—	—	907,414	N/A
All Other	—	—	—	—	—	324,155	—	—	2,358,652	N/A
	—	$34,857,000	—	$442,098	$76,522,266	$3,335,767	$8,164,783	—	$61,116,172

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
For the Years Ended December 31, 2007, 2006 and 2005

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

YEAR ENDED DECEMBER 31, 2007
Title Insurance	$70,205,350	$264,177	$42,816	$69,983,989	0.06%

YEAR ENDED DECEMBER 31, 2006
Title Insurance	$70,615,891	$441,582	$22,158	$70,196,467	0.03%

YEAR ENDED DECEMBER 31, 2005
Title Insurance	$76,817,423	$316,133	$20,976	$76,522,266	0.03%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006 and 2005

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts -Describe	Deductions- describe*		Balance at End of Period

2007
Premiums Receivable Valuation Provision	$2,128,000	$5,298,809	$-	$(5,256,809	(a))	$2,170,000

Reserves for Claims	$36,906,000	$10,134,719	$-	$(10,065,719	(b))	$36,975,000

2006
Premiums Receivable Valuation Provision	$2,444,000	$4,927,691	$-	$(5,243,691	(a))	$2,128,000

Reserves for Claims	$34,857,000	$7,405,211	$-	$(5,356,211	(b))	$36,906,000

2005
Premiums Receivable Valuation Provision	$2,240,000	$5,399,734	$-	$(5,195,734	(a))	$2,444,000

Reserves for Claims	$31,842,000	$8,164,783	$-	$(5,149,783	(b))	$34,857,000

(a) Cancelled premiums
(b) Payments of claims, net of recoveries

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)	Articles of Incorporation dated January 22, 1973, incorporated by reference to Exhibit 1 to Form 10 dated June 12, 1984

3(ii)	Bylaws – (amended and restated November 12, 2007), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 12, 2007, File No. 0-11774

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

10(v)
Form of Amendment to Incentive Stock Option Agreement between Investors Title Company and George Abbitt Snead incorporated by reference to Exhibit 10(xii) to Form 10-Q for the quarter ended June 30, 2000

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

10(x)	Nonqualified Deferred Compensation Plan dated June 1, 2004, incorporated by reference to Exhibit 10(xii) to Form 10-Q for the quarter ended June 30, 2004

10(xi)	Nonqualified Supplemental Retirement Benefit Plan dated November 17, 2003, incorporated by reference to Exhibit 10(xiii) to Form 10-Q for the quarter ended June 30, 2004

10(xii)	Death Benefit Plan Agreement dated April 1, 2004 with J. Allen Fine, incorporated by reference to Exhibit 10(xiv) to Form 10-Q for the quarter ended June 30, 2004

10(xiii)	Death Benefit Plan Agreement dated May 19, 2004 with James A. Fine, Jr., incorporated by reference to Exhibit 10(xv) to Form 10-Q for the quarter ended June 30, 2004

13	Portions of 2007 Annual Report to Shareholders incorporated by reference in this report as set forth in Parts I, II and IV hereof

21	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2003

23	Consent of Dixon Hughes PLLC

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002