Form 10-Q
period 2008-03-31
INVESTORS TITLE CO
filed 2008-05-09
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________________________________ to __________________________________

Commission File Number:  0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State of incorporation)	(I.R.S. Employer Identification No.)

  121 North Columbia Street, Chapel Hill, North Carolina 27514
(Address of principal executive offices)  (Zip Code)

  (919) 968-2200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)  (Check one): Large accelerated filer   _     Accelerated filer X _  Non-accelerated filer   _    Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___    No   X_

As of April 24, 2008, there were 2,705,296 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(Unaudited)

	March 31, 2008	December 31, 2007

Assets
Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2008: $570,093; 2007: $1,078,229)	$556,575	$1,052,535
Available-for-sale, at fair value (amortized cost: 2008: $79,682,513; 2007: $89,228,010)	81,252,712	90,530,946
Equity securities, available-for-sale, at fair value	13,220,924	14,586,066
Short-term investments	29,576,039	21,222,533
Other investments	2,377,785	1,634,301
Total investments	126,984,035	129,026,381

Cash and cash equivalents	3,209,422	3,000,762
Premiums and fees receivable, less allowance for doubtful accounts of
$1,854,000 and $2,170,000 for 2008 and 2007, respectively	7,436,409	6,900,968
Accrued interest and dividends	1,088,312	1,254,641
Prepaid expenses and other assets	1,267,623	1,276,806
Property acquired in settlement of claims	278,476	278,476
Property, net	5,066,836	5,278,891
Deferred income taxes, net	2,551,113	2,625,495

Total Assets	$147,882,226	$149,642,420

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims (Note 2)	$37,079,000	$36,975,000
Accounts payable and accrued liabilities	9,423,111	11,236,781
Commissions and reinsurance payables	197,640	406,922
Current income taxes payable	579,877	1,747,877
Total liabilities	47,279,628	50,366,580

Commitments and Contingencies (Note 8)

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000;
2,415,020 and 2,411,318 shares issued and outstanding 2008 and 2007, respectively, excluding 291,676 shares for 2008 and 2007
of common stock held by the Company's subsidiary)	1	1
Retained earnings	97,680,946	95,739,827
Accumulated other comprehensive income (Note 3)	2,921,651	3,536,012
Total stockholders' equity	100,602,598	99,275,840

Total Liabilities and Stockholders' Equity	$147,882,226	$149,642,420

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Revenues:
Underwriting income:
Premiums written	$17,903,762	$16,874,977
Less-premiums for reinsurance ceded	90,402	82,435
Net premiums written	17,813,360	16,792,542
Investment income - interest and dividends	1,279,359	1,209,607
Net realized gain on sales of investments	118,569	166,180
Exchange services revenue (Note 5)	404,698	1,245,479
Other	1,244,933	919,961
Total Revenues	20,860,919	20,333,769

Operating Expenses:
Commissions to agents	7,319,270	6,845,288
Provision for claims (Note 2)	2,048,596	1,809,433
Salaries, employee benefits and payroll taxes (Note 6)	5,497,936	5,274,375
Office occupancy and operations	1,364,252	1,436,123
Business development	485,451	523,182
Filing fees and taxes, other than payroll and income	192,629	165,213
Premium and retaliatory taxes	367,337	441,920
Professional and contract labor fees	521,409	645,010
Other	238,659	222,011
Total Operating Expenses	18,035,539	17,362,555

Income Before Income Taxes	2,825,380	2,971,214

Provision For Income Taxes	701,000	649,000

Net Income	$2,124,380	$2,322,214

Basic Earnings Per Common Share (Note 4)	$0.88	$0.93

Weighted Average Shares Outstanding - Basic (Note 4)	2,412,499	2,499,035

Diluted Earnings Per Common Share (Note 4)	$0.87	$0.92

Weighted Average Shares Outstanding - Diluted (Note 4)	2,437,195	2,535,858

Cash Dividends Paid Per Common Share	$0.07	$0.06

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

				Accumulated	Total
	Common Stock		Retained	Other Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income	Equity

Balance, December 31, 2006	2,507,325	$1	$92,134,608	$3,141,054	$95,275,663
Net income			2,322,214		2,322,214
Dividends ($.06 per share)			(149,181)		(149,181)
Shares of common stock repurchased and retired	(23,443)		(1,199,858)		(1,199,858)
Issuance of common stock in payment of
bonuses and fees	40		1,999		1,999
Stock options exercised	2,430		85,488		85,488
Share-based compensation expense			18,148		18,148
Net unrealized loss on investments				(104,668)	(104,668)

Balance, March 31, 2007	2,486,352	$1	$93,213,418	$3,036,386	$96,249,805

Balance, December 31, 2007	2,411,318	$1	$95,739,827	$3,536,012	$99,275,840
Net income			2,124,380		2,124,380
Dividends ($.07 per share)			(169,134)		(169,134)
Shares of common stock repurchased and retired	(4,148)		(183,444)		(183,444)
Issuance of common stock in payment of
bonuses and fees	40		1,946		1,946
Stock options exercised	7,810		142,865		142,865
Share-based compensation expense			24,506		24,506
Amortization related to FASB Statement No. 158				3,364	3,364
Net unrealized loss on investments				(617,725)	(617,725)

Balance, March 31, 2008	2,415,020	$1	$97,680,946	$2,921,651	$100,602,598

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Operating Activities:
Net income	$2,124,380	$2,322,214
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	277,325	319,642
Amortization on investments, net	79,731	64,749
Amortization of prior service cost	5,097	-
Issuance of common stock in payment of bonuses and fees	1,946	1,999
Share-based compensation expense related to stock options	24,506	18,148
Benefit for losses on premiums receivable	(316,000)	(110,000)
Net loss on disposals of property	1,999	238
Net realized gain on sales of investments	(118,569)	(166,180)
Provision for claims	2,048,596	1,809,433
Provision for deferred income taxes	389,000	275,000
Changes in assets and liabilities:
(Increase) decrease in receivables and other assets	(126,848)	29,141
Decrease in accounts payable and accrued liabilities	(1,830,787)	(1,329,564)
Decrease in commissions and reinsurance payables	(209,282)	(227,851)
Increase (decrease) in current income taxes payable	(1,168,000)	7,449
Payments of claims, net of recoveries	(1,944,596)	(1,582,433)
Net cash provided by (used in) operating activities	(761,502)	1,431,985

Investing Activities:
Purchases of available-for-sale securities	(1,612,212)	(22,031,619)
Purchases of short-term securities	(9,226,978)	(123,336)
Purchases of and net earnings (losses) from other investments	(666,742)	(245,213)
Proceeds from sales and maturities of available-for-sale securities	11,195,611	19,510,904
Proceeds from maturities of held-to-maturity securities	505,000	2,000
Proceeds from sales and maturities of short-term securities	873,472	2,461,368
Proceeds from sales and distributions of other investments	78,958	95,480
Purchases of property	(67,269)	(97,965)
Proceeds from disposals of property	-	1,600
Net change in pending trades	100,035	214,404
Net cash provided by (used) in investing activities	1,179,875	(212,377)

Financing Activities:
Repurchases of common stock, net	(183,444)	(1,199,858)
Exercise of options	142,865	85,488
Dividends paid	(169,134)	(149,181)
Net cash used in financing activities	(209,713)	(1,263,551)

Net increase (decrease) in Cash and Cash Equivalents	208,660	(43,943)
Cash and Cash Equivalents, Beginning of Period	3,000,762	3,458,432
Cash and Cash Equivalents, End of Period	$3,209,422	$3,414,489

Supplemental Disclosures:
Cash Paid During the Period for:
Income taxes, net of refunds	$1,480,000	$367,000

Non cash net unrealized (gain) loss on investments, net of deferred tax
provision of $316,351 and $53,240 for 2008 and 2007, respectively	$617,725	$104,668

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the "Notes to Consolidated Financial Statements" of Investors Title Company’s (“the Company”) Annual Report to Shareholders for the year ended December 31, 2007 for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

Reclassification - Certain 2007 amounts have been reclassified to conform to the 2008 classifications.  These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recently Issued Accounting Standards – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  The Company adopted SFAS 157 as of January 1, 2008.  Please refer to Note 7 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007.  This Statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.  The Company adopted SFAS 159 and has elected not to measure any additional financial instruments and other items at fair value.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  The Company is currently evaluating the effect of adopting this new Statement and anticipates that the Statement will not have a significant impact on the reporting of the Company’s results of operations.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the three months ended March 31, 2008 and the year ended December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
Balance, beginning of period	$36,975,000	$36,906,000
Provision, charged to operations	2,048,596	10,134,719
Payments of claims, net of recoveries	(1,944,596)	(10,065,719)
Ending balance	$37,079,000	$36,975,000

The total reserve for all reported and unreported losses the Company incurred through March 31, 2008 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims for policies issued through March 31, 2008.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

Total comprehensive income for the three months ended March 31, 2008 and 2007 was $1,510,019 and $2,217,546, respectively.  Other comprehensive income is comprised of unrealized gains or losses on the Company’s available-for-sale securities, net of tax and amortization of prior service cost and unrealized gains and losses in net periodic benefit costs related to postretirement liabilities, net of tax.

Note 4 - Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money stock options and stock appreciation rights (“SARS”), which is calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, the exercise price of the stock option or SAR, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the stock option or SAR is exercised are assumed to be used to repurchase shares in the current period.  There were 3,000 shares excluded from the computation of diluted earnings per share for the period ended March 31, 2008, because these shares were anti-dilutive.  There were no shares excluded from the calculation for the three months ended March 31, 2007.  The incremental dilutive common share equivalents, calculated using the treasury stock method were 24,696 and 36,823 for the periods ended March 31, 2008 and 2007, respectively.

Note 5 – Segment Information

Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-deferred exchange services.  The remaining immaterial segments have been combined into a group called All Other.  The title insurance segment primarily issues title insurance policies through approved attorneys from underwriting offices and through independent issuing agents.  The tax-deferred exchange services segment acts as an intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investing and serves as the exchange accommodation titleholder, holding property for exchangers in reverse exchange transactions.

Following is selected financial information about the Company’s operations by segment:

Three Months Ended March 31, 2008	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total

Operating revenues	$18,369,966	$404,698	$880,338	$(192,011)	$19,462,991
Investment income	949,459	8,009	342,308	(20,417)	1,279,359
Net realized gain on sales of investments	118,382	99	88	-	118,569
Total revenues	$19,437,807	$412,806	$1,222,734	$(212,428)	$20,860,919

Operating expenses	16,831,105	313,088	1,083,357	(192,011)	18,035,539
Income before income taxes	$2,606,702	$99,718	$139,377	$(20,417)	$2,825,380

Assets	$110,965,278	$1,362,970	$35,553,978	$-	$147,882,226

Three Months Ended March 31, 2007	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total

Operating revenues	$17,167,046	$1,245,479	$747,778	$(202,321)	$18,957,982
Investment income	1,003,330	9,213	214,565	(17,501)	1,209,607
Net realized gain on sales of investments	166,180	-	-	-	166,180
Total revenues	$18,336,556	$1,254,692	$962,343	$(219,822)	$20,333,769

Operating expenses	16,253,033	415,503	896,340	(202,321)	17,362,555
Income before income taxes	$2,083,523	$839,189	$66,003	$(17,501)	$2,971,214

Assets	$114,307,805	$893,005	$28,280,781	$-	$143,481,591

Operating revenues represent net premiums written and other revenues.

Note 6 – Retirement and Other Postretirement Benefit Plans

On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health insurance, dental, vision and life insurance. The plan is unfunded.  The following sets forth the net periodic benefits cost for the executive benefits for the quarters ended March 31, 2008 and 2007:

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Service cost – benefits earned during the year	$4,334	$3,494
Interest cost on the projected benefit obligation	4,761	3,662
Amortization of unrecognized prior service cost	5,097	5,097
Amortization of unrecognized gains	-	(651)
Net periodic benefits costs	$14,192	$11,602

Note 7 - Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  Relative to SFAS 157, the FASB recently issued FASB Staff Positions (“FSP”) 157-1, 157-2 and proposed 157-c.  FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities.  Public comments on FSP 157-c were due in February 2008.  The Company adopted SFAS 157 as of January 1, 2008.

Valuation Hierarchy. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs to the valuation methodology are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

The following table presents the assets carried at fair value measured on a recurring basis as of March 31, 2008:

Available-for-sale securities	Carrying Balance	Level 1	Level 2
Fixed maturities	$81,252,712	$-	$81,252,712
Equity	13,220,924	13,220,924	-
Total	$94,473,636	$13,220,924	$81,252,712

Valuation Techniques.  A financial instrument’s classification within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Equity securities are measured at fair value using quoted active market prices and are classified within Level 1 of the valuation hierarchy.  The fair value of fixed maturity investments included in the Level 2 category was based on the market values obtained from pricing services.

 The Level 2 category generally includes corporate bonds, U.S. government corporations and agency bonds and municipal bonds.  A number of the Company’s investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at March 31, 2008.  However, these securities were classified as Level 2 at March 31, 2008, because third party pricing services also use valuation models, which use observable market inputs, in addition to traded prices.  Substantially all of these assumptions are observable in the marketplace or can be derived or supported by observable market data.

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

In administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net proceeds from sales transactions from relinquished property to be used for purchase of replacement property.  ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  These amounts are not considered the Company’s assets and, therefore, are excluded from the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of these deposits and for the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.

These like-kind exchange funds are primarily invested in money market and other short-term investments, including $7.6 million of auction rate securities (“ARS”), at March 31, 2008.  ARS were structured to provide purchase and sale liquidity through a Dutch auction process.  Due to the increasingly stressed and liquidity-constrained environment in money markets, the auction process for ARS began failing in February of this year as broker-dealers ceased supporting auctions with their own capital.  The credit quality of the ARS the Company holds is high, as all are rated AAA and the Company continues to receive interest income.  The Company does not believe the current illiquidity of these securities will impact its operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2007 Annual Report on Form 10-K and 2007 Annual Report to Shareholders should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

Overview

Title Insurance:  Investors Title Company (the "Company") engages primarily in two segments of business. Its primary business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and Northeast Investors Title Insurance Company ("NE-ITIC"), which accounted for 94.4% of the Company’s operating revenues in the first quarter of 2008. Through ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

ITIC issues title insurance policies through issuing agencies and also directly through home and branch offices.  Issuing agents are typically real estate attorneys or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory.  The ability to attract and retain issuing agents is a key determinant of the Company’s growth in premiums written.

The Company's overall level of premiums written is affected by real estate activity.  In turn, real estate activity is affected by a number of factors, including the level of interest rates, the availability of mortgage credit, the cost of real estate, employment levels, family income levels and general economic conditions.  The cyclical nature of the land title insurance industry has historically caused fluctuations in revenues and profitability, and it is expected to continue to do so in the future. The Company’s title segment also experiences annual seasonality.  Revenues for this segment result from purchases of new and existing residential and commercial real estate, refinance activity and certain other types of mortgage lending such as home equity lines of credit.

Volume is a factor in the Company's profitability due to the existence of fixed operating costs.  These expenses will be incurred by the Company regardless of the level of premiums written. The resulting operating leverage has historically tended to amplify the impact of changes in volume on the Company’s profitability.

Historically, activity in real estate markets has varied over the course of market cycles in response to evolving economic factors.  Current market conditions including the subprime lending crisis, rising foreclosures, weakening home sales and falling home prices will be primary influences on the Company’s operations until some stabilization occurs.  Operating results for the quarter ended March 31, 2008, therefore, should not be viewed as indicative of the Company's future operating results and cash flows.  The Company continues to monitor and strives to manage operating expenses to offset the cyclical nature of the real estate market and with knowledge of the potential for further declines in title insurance revenues if the economy continues to slow or interest rates rise.

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

Exchange Services: The Company's second business segment provides customer services in connection with tax-deferred real property exchanges through its subsidiaries, Investors Title Exchange Corporation ("ITEC") and Investors Title Accommodation Corporation ("ITAC"). ITEC serves as a qualified intermediary in like-kind exchanges of real or personal property under Section 1031 of the Internal Revenue Code of 1986, as amended. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period.  ITAC serves as exchange accommodation titleholder in reverse exchanges.  As exchange accommodation titleholder, ITAC offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.

Factors that influence the title insurance industry will also generally affect the exchange services industry.  For further discussion, see “Results of Operations – Operating Revenue.”  In addition, the services provided by the Company’s exchange services segment are pursuant to provisions in the Internal Revenue Code.  From time to time, these exchange provisions are subject to review and proposed changes.

Other Services:  Other operating business segments not required to be reported separately are reported in a category called All Other.  Other services include those offered by Investors Trust Company ("Investors Trust"), Investors Capital Management Company (“ICMC”) and Investors Title Management Services, Inc. (“ITMS”), wholly owned subsidiaries of the Company.  In conjunction with Investors Trust, ICMC provides investment management and trust services to individuals, companies, banks and trusts.  ITMS offers consulting services to clients.

Critical Accounting Estimates and Policies

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments.  Actual results could differ from these estimates.  During the quarter ended March 31, 2008, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Results of Operations

For the quarter ended March 31, 2008, net premiums written increased 6.1% to $17,813,360, investment income increased 5.8% to $1,279,359, total revenues increased 2.6% to $20,860,919 and net income decreased 8.5% to $2,124,380, all compared with the same quarter in 2007.  Net income per basic and diluted common share decreased 5.4% to $0.88 and $0.87, respectively, compared with the same prior year period.

Total revenues slightly exceeded the prior year period primarily due to an increase in net premiums written.  Partially offsetting this increase was a decrease in exchange services revenue.  Profit margin declined as overall operating expenses increased.

           Operating revenues: Operating revenues include net premiums written plus other fee income and exchange services segment income. Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately following operating revenues.

Following is a breakdown between branch and agency premiums for the quarter ended March 31:

	2008	%	2007	%
Branch	$7,351,295	41	$7,133,311	42
Agency	10,462,065	59	9,659,231	58
Total	$17,813,360	100	$16,792,542	100

Total premiums written were positively impacted primarily by an increase in the Company’s agency business.  Agency net premiums written increased 8.3% and 8.5% for the three months ended March 31, 2008 and 2007, respectively, compared with the prior years, as a result of additional business written by the Company’s agencies and additional agencies.

Net premiums written from branch operations increased 3.1% and decreased 7.7% for the quarters ended March 31, 2008 and 2007, respectively, as compared with the same period in the prior years. Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina and, as a result, branch net premiums written primarily represent North Carolina business.

Following is a schedule of premiums written for the three months ended March 31, 2008 and 2007 in all states in which the Company’s two insurance subsidiaries currently underwrite insurance:

	2008	2007
Illinois	$589,969	$388,957
Kentucky	816,810	549,690
Maryland	267,824	286,871
Michigan	1,045,827	779,325
New York	512,198	506,759
North Carolina	8,948,667	7,913,473
Pennsylvania	443,129	326,654
South Carolina	1,903,380	1,716,400
Tennessee	541,674	649,390
Virginia	1,521,794	1,560,504
West Virginia	470,898	467,925
Other States	745,248	1,722,099
Direct Premiums	17,807,418	16,868,047
Reinsurance Assumed	96,344	6,930
Reinsurance Ceded	(90,402)	(82,435)
Net Premiums	$17,813,360	$16,792,542

Title insurance premiums fluctuate based on, among other factors, the effect that changes in interest rates have on the level of real estate activity.  According to data published by Freddie Mac, the quarterly average 30-year fixed mortgage interest rates in the United States decreased to 5.88% for the quarter ended March 31, 2008, compared with 6.22% for the quarter ended March 31, 2007.

Although net premiums written in the first quarter of 2008 increased slightly over the same period in 2007, the volume or total number of policies and commitments issued declined in the first quarter of 2008 to 55,908, which is a decrease of 1.9% compared with 57,009 policies and commitments issued in the same period in 2007.    The softening housing market and general decline in real estate activity was the primary reason for the decline in volume.  The Company believes that current market conditions including the subprime lending crisis, rising foreclosures, weakening home sales and falling home prices will be primary influences on the Company’s operations until some stabilization occurs.

Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) decreased 67.5% compared with the first quarter of 2007.  The decrease in 2008 was primarily due to a decrease in transaction volume and related lower levels of interest income earned on exchange fund deposits held by the Company due to a decline in real estate activity and exchange transactions.  Slowing real estate sales led to a decline in average balances of deposits held during the first quarter of 2008 and interest spread income has declined in a falling interest rate environment.

Seasonal and other factors affecting the level of real estate activity and the volume of title premiums written will also affect the demand for exchange services.  Other factors include current capital gains tax rates, consumer confidence, economic conditions and supply and demand.

In 2006, the Internal Revenue Service (“IRS”) proposed new regulations which, if adopted, may negatively affect the ability of qualified intermediaries to retain a portion of the interest earned on exchange funds held during exchange transactions.  If passed as proposed, these regulations would adversely impact the exchange services segment, since a significant portion of the exchange segment’s revenues are based on retaining a portion of the interest income earned on deposits held by the Company. A public hearing on the proposed regulations was held in June 2006, and as a result the IRS agreed to revise its initial regulatory flexibility analysis on the impact of the proposed regulations to small businesses.  In March 2007, the IRS issued a revised regulatory flexibility analysis and requested more specific information to help in determining the impact the rules would have on small businesses.  The proposed regulations have still not been finalized.

Other revenues primarily include investment management fee income and agency service fees, as well as search fee and other ancillary fees and income related to the Company’s other equity method investments.  Other revenues increased 35.3% in 2008 compared with the first quarter of the prior year, primarily from equity in earnings of unconsolidated affiliates and investment management fee income generated by the Company’s trust division, partially offset by a decrease in search fees.

Nonoperating revenues: Investment income and realized gains and losses from sales of investments are included in non-operating revenues.

The Company derives a substantial portion of its income from investments in bonds (municipal and corporate) and equity securities.  The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders.  In formulating its investment strategy, the Company has emphasized after-tax income.  Investments in marketable securities have increased from Company profits.  The investments are primarily in fixed maturity securities and, to a lesser extent, equity securities.

As new funds become available, they are invested in accordance with the Company’s investment policy and corporate goals.  The Company strives to maintain a high quality investment portfolio.  Interest and investment income levels are primarily a function of securities markets, interest rates and the amount of cash available for investment.

Investment income increased 5.8% to $1,279,359 in the first quarter of 2008, compared with $1,209,607 in the same period in 2007.

Net realized gain on the sales of investment securities totaled $118,569 for the three months ended March 31, 2008, compared with net realized gain of $166,180 for the corresponding period in 2007.  These gains resulted primarily from the sale of equity securities in the Company’s portfolio.

Operating Expenses:  The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provisions for claims and office occupancy and operations.  Total operating expenses increased 3.9% for the three-month period ended March 31, 2008 compared with the same period in 2007.  The total increase in operating expenses resulted primarily from a higher level of premiums written by the Company’s agents and the corresponding increase in commissions paid to agents, along with increases in the provision for claims and salaries, employee benefits and payroll taxes.  Following is a summary of the Company’s operating expenses for the three months ended March 31, 2008 and 2007. Intersegment eliminations have been netted with each segment; therefore, the individual segment amounts will not agree to Note 5 in the accompanying Consolidated Financial Statements.

	2008	%	2007	%
Title insurance	$16,663,993	92	$16,076,028	93
Exchange services	299,167	2	399,689	2
All other	1,072,379	6	886,838	5
	$18,035,539	100	$17,362,555	100

On a combined basis, profit margins were 10.2% and 11.4% in 2008 and 2007, respectively. Total revenues increased 2.6% in 2008, while operating expenses increased 3.9%, contributing to a less favorable combined profit margin for 2008.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 6.9% from the prior year quarter primarily due to increased premiums from agency operations in 2008 as noted previously.  Commission expense as a percentage of net premiums written by agents was 70.0% and 70.9% for the first quarter 2008 and 2007, respectively.  Commission rates vary by the geographic area in which the commission is paid and may be influenced by state regulations.

 The provision for claims as a percentage of net premiums written was 11.5% for the three months ended March 31, 2008, versus 10.8% for the same period in 2007.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.  Declining economic conditions and/or declines in transaction volumes have historically been drivers of increased claim expenses due to increased mechanics liens, defalcations and other matters which may be discovered during property foreclosures.  The increase in the loss provision for the first quarter of 2008 from the 2007 level resulted in approximately $125,000 more in reserves than would have been recorded at the lower 2007 level.

Based on actuarial projections, paid claims and specific case reserves were greater than expected during the first quarter of 2008.  The unfavorable loss emergence in the first quarter of 2008 is concentrated in the 2003 through 2006 policy years.  If material occurrences of mortgage-related fraud and other similar types of claims occur, the Company’s ultimate loss estimates for recent policy years could increase, which could result in an increase in the provision for claims in current operations.  Management will continue to monitor actual versus expected loss emergence on a quarterly basis.  Management considers the loss provision ratios for the first quarter of 2008 and 2007 to be appropriate given the long-tail nature of title insurance claims and the inherent uncertainty in title insurance claims emergence patterns.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience, among other factors.  Actual payments of claims, net of recoveries, were $1,944,596 and $1,582,433 in the first quarter of 2008 and 2007, respectively.

At March 31, 2008, the total reserves for claims were $37,079,000.  Of that total, $4,690,643 was reserved for specific claims, and $32,388,357 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 26.4% and 25.9% for the three months ended March 31, 2008 and 2007, respectively. The increase in salary and employee benefit costs in 2008 was primarily related to salary increases and additional personnel costs related to staff hired by Investors Trust Company. The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 84.0% and 84.7% of the total consolidated amount for the three months ended March 31, 2008 and 2007, respectively.

Overall office occupancy and operations as a percentage of total revenues was 6.5% and 7.1% for the three months ended March 31, 2008 and 2007, respectively.  The decrease in office occupancy and operations expense in 2008 compared with 2007 was due to a decrease in various items, including maintenance, depreciation and office supplies, partially offset by increases in computer and printing expenses.

Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes.  Premium and retaliatory taxes as a percentage of premiums written were 2.1% and 2.6% for the three months ended March 31, 2008 and 2007, respectively.  The overall premium tax rate for 2007 was higher than 2008, primarily due to additional payments to taxing authorities related to prior years.

Professional and contract labor fees for the three months ended March 31, 2008 compared with the same period in 2007 decreased primarily due to a decrease in contract labor fees associated with investments in infrastructure and technology.

Other expenses primarily include miscellaneous operating expenses of the Trust division and other miscellaneous expenses of the title segment.

Income Taxes:  The provision for income taxes was 24.8% and 21.8% of income before income taxes for the quarters ended March 31, 2008 and 2007, respectively.  The effective rates for the quarters were below the U.S. federal statutory income tax rate (34%) to income tax expense, primarily due to tax-exempt investment income.

Net Income:  On a consolidated basis, the Company reported a decrease in net income of 8.5% in the first quarter of 2008 compared with the prior year period.  Operating expenses increased compared with the 2007 period primarily due to increases in commissions paid to agents and provision for claims and an increase in salaries, employee benefits and payroll taxes.

Liquidity and Capital Resources

Cash flows:  Net cash used in operating activities for the three months ended March 31, 2008 amounted to $761,502, compared with net cash provided by operating activities of $1,431,985 for the same three-month period of 2007.  Net cash used in operating activities was primarily the result of the timing of income tax payments and payments for accounts payable compared with the prior year period.  Historically, cash flow from operations has been the primary source of financing for operations, additions to property and equipment, dividends to shareholders and other requirements.  The principal non-operating uses of cash and cash equivalents for the three month periods ended March 31, 2008 and 2007 were additions to the investment portfolio, repurchases of common stock and payment of dividends.

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

Liquidity:  Due to the Company’s historical ability to generate positive cash flows from its operations, management believes that funds generated from operations will enable the Company to adequately meet its anticipated cash needs and is unaware of any trend or occurrence that is likely to result in adverse liquidity changes.  The Company’s cash requirements include operating expenses, taxes, capital expenditures and dividends on its common stock declared by the Board of Directors.  In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities.  As of March 31, 2008, the Company held cash and cash equivalents of $3,209,422, short-term investments of $29,576,039 and various other readily marketable securities.

Investments as of March 31, 2008 include $10.3 million of auction rate securities (“ARS”) held on the books of the Company.  ARS were structured to provide purchase and sale liquidity through a Dutch auction process.  Due to the increasingly stressed and liquidity-constrained environment in money markets, the auction process for ARS began failing in February of this year as broker-dealers ceased supporting auctions with their own capital.  The credit quality of the ARS the Company holds is high, as all are rated AAA and the Company continues to receive interest income. The Company does not believe the current illiquidity of these securities will impact its operations.

Capital Expenditures: During 2008, the Company has plans for various capital improvement projects, including hardware purchases and several software development projects.  All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on various factors.

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

The total reserve for all reported and unreported losses the Company incurred through March 31, 2008 is represented by the reserves for claims. Information regarding the claims reserves can be found in Note 2 to the consolidated financial statements of this Form 10-Q.  Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements and it applies under other accounting pronouncements that require or permit fair value measurements.  Relative to SFAS 157, the FASB issued FASB Staff Positions 157-1, 157-2 and proposed 157-c.  The Company adopted SFAS 157 as of January 1, 2008.  Please refer to Note 7 to the Consolidated Financial Statements for additional discussion on fair value measurements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement changes the way the consolidated statement of operations are presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after January 1, 2009, and is to be applied prospectively, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  The Company is evaluating the effect of adopting SFAS 160 on its financial statements.

Safe Harbor for Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current outlook for future periods.  These statements may be identified by the use of words such as "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "should," "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties.  Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, the following:
•
the demand for title insurance will vary over time due to factors such as the level of real estate transactions, the level of mortgage origination volumes including refinancing and changes to the insurance requirements of participants in the secondary mortgage market;

•	significant changes to applicable government regulations;
•	losses from claims may be greater than anticipated such that reserves for possible claims are inadequate and may adversely affect the Company’s financial results;
•	heightened regulatory scrutiny;
•	unanticipated adverse changes in securities markets including interest rates, could result in material losses on the Company’s investments;
•	the Company’s dependence on key management personnel, the loss of whom could have a material adverse affect on the Company’s business;
•	the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner;
•
the requirement by state statutes of the Company’s insurance subsidiaries to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that the insurance subsidiaries may pay to the Company without prior regulatory approval and

•	the concentration of key accounting and information systems in a few locations.

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.  For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company does not undertake to update any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Company’s market risk or market strategy occurred during the current period.  A detailed discussion of market risk is provided in the Company’s 2007 Annual Report on Form 10-K for the period ended December 31, 2007.

Item 4.  Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.  Pursuant to Rule 13a-15b under the Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008.  In reaching this conclusion, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were effective in ensuring that such information was accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.  As previously reported, while in the process of preparing the Annual Report on Form 10-K, management identified certain issues with respect to the Company’s internal control over financial reporting and has addressed those issues.  In particular, management discovered certain understatements in the provision for income taxes in the Company’s financial statements in certain periodic filings.  These errors were due to a misclassification of certain taxable municipal bonds that the Company’s custodian had reported as tax-exempt in its tax reports to the Company and were determined to be immaterial to the affected reporting periods.  The Company has implemented a review process of the Company’s custodian statements to ensure investments are categorized appropriately for tax purposes.

PART II.   OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)
The following table provides information about purchases by the Company during the quarter ended March 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				235,336
01/01/08 – 01/31/08	680	$37.25	680	234,656
02/01/08 – 02/29/08	-	-	-	234,656
03/01/08 – 03/31/08	3,468	$45.59	3,468	231,188
Total:	4,148	$44.22	4,148	231,188

For the quarter ended March 31, 2008, the Company purchased an aggregate of 4,148 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  The Board of Directors of the Company approved the purchase of up to an aggregate of 500,000 and 125,000 shares, respectively, of the Company’s common stock pursuant to the Plan.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company intends to make further purchases under this Plan.

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

Dated: May 9, 2008