Form 10-Q
period 2008-06-30
INVESTORS TITLE CO
filed 2008-08-07
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State of Incorporation)	(I.R.S. Employer Identification No.)

121 North Columbia Street, Chapel Hill, North Carolina 27514
(Address of Principal Executive Offices)  (Zip Code)

  (919) 968-2200
(Registrant's Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X       No

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.) (Check one):  Large accelerated filer            Accelerated filer   X     Non-accelerated filer ____ Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No    X

As of July 23, 2008, there were 2,689,500 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1

	Consolidated Statements of Income
	For the Three and Six Months Ended June 30, 2008 and 2007	2

	Consolidated Statements of Stockholders’ Equity
	For the Six Months Ended June 30, 2008 and 2007	3

	Consolidated Statements of Cash Flows
	For the Six Months Ended June 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	26

SIGNATURE.		27

Item 1.    Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(Unaudited)

	June 30, 2008	December 31, 2007

Assets
Investments in securities (Note 8):
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2008: $569,059; 2007: $1,078,229)	$556,648	$1,052,535
Available-for-sale, at fair value (amortized cost: 2008: $78,058,405; 2007: $89,228,010)	78,226,868	90,530,946
Equity securities, available-for-sale, at fair value	13,769,982	14,586,066
Short-term investments	29,967,654	21,222,533
Other investments	2,398,819	1,634,301
Total investments	124,919,971	129,026,381

Cash and cash equivalents	3,136,693	3,000,762
Premiums and fees receivable, less allowance for doubtful accounts of
$1,929,000 and $2,170,000 for 2008 and 2007, respectively	7,084,652	6,900,968
Accrued interest and dividends	1,123,266	1,254,641
Prepaid expenses and other assets	2,071,246	1,276,806
Property acquired in settlement of claims	392,609	278,476
Property, net	4,808,139	5,278,891
Deferred income taxes, net	2,706,061	2,625,495

Total Assets	$146,242,637	$149,642,420

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims (Note 2)	$37,236,000	$36,975,000
Accounts payable and accrued liabilities	10,023,544	11,236,781
Commissions and reinsurance payables	227,313	406,922
Current income taxes payable	-	1,747,877
Total liabilities	47,486,857	50,366,580

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000;
2,400,482 and 2,411,318 shares issued and outstanding 2008 and 2007, respectively, excluding 291,676 shares for 2008 and 2007
of common stock held by the Company's subsidiary)	1	1
Retained earnings	96,502,927	95,739,827
Accumulated other comprehensive income (Note 3)	2,252,852	3,536,012
Total stockholders' equity	98,755,780	99,275,840

Total Liabilities and Stockholders' Equity	$146,242,637	$149,642,420

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Revenues:
Underwriting income:
Premiums written	$18,178,892	$18,715,760	$36,082,654	$35,590,737
Less-premiums for reinsurance ceded	50,910	89,581	141,312	172,016
Net premiums written	18,127,982	18,626,179	35,941,342	35,418,721
Investment income - interest and dividends	1,112,681	1,271,755	2,392,040	2,481,362
Net realized gain (loss) on investments	(242,272)	200,023	(123,703)	366,203
Exchange services revenue (Note 5)	66,714	870,083	471,412	2,115,562
Other	1,287,695	1,139,493	2,532,628	2,059,454
Total Revenues	20,352,800	22,107,533	41,213,719	42,441,302

Operating Expenses:
Commissions to agents	7,949,938	7,733,004	15,269,208	14,578,292
Provision for claims (Note 2)	4,298,414	4,352,005	6,347,010	6,161,438
Salaries, employee benefits and payroll taxes (Note 6)	5,311,626	5,091,139	10,809,562	10,365,514
Office occupancy and operations	1,328,083	1,452,901	2,692,335	2,889,024
Business development	567,881	556,734	1,053,332	1,079,916
Filing fees and taxes, other than payroll and income	138,875	126,455	331,504	291,668
Premium and retaliatory taxes	451,728	395,262	819,065	837,182
Professional and contract labor fees	502,531	826,140	1,023,940	1,471,150
Other	304,658	278,744	543,317	500,755
Total Operating Expenses	20,853,734	20,812,384	38,889,273	38,174,939

Income (Loss) Before Income Taxes	(500,934)	1,295,149	2,324,446	4,266,363

Provision (Benefit) For Income Taxes	(227,000)	141,000	474,000	790,000

Net Income (Loss)	$(273,934)	$1,154,149	$1,850,446	$3,476,363

Basic Earnings (Loss) Per Common Share (Note 4)	$(0.11)	$0.46	$0.77	$1.40

Weighted Average Shares Outstanding - Basic (Note 4)	2,409,206	2,484,874	2,410,852	2,491,955

Diluted Earnings (Loss) Per Common Share (Note 4)	$(0.11)	$0.46	$0.76	$1.38

Weighted Average Shares Outstanding - Diluted (Note 4)	2,409,206	2,518,206	2,434,204	2,526,844

Cash Dividends Paid Per Common Share	$0.07	$0.06	$0.14	$0.12

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Earnings	Income	Equity

Balance, December 31, 2006	2,507,325	$1	$92,134,608	$3,141,054	$95,275,663
Net income			3,476,363		3,476,363
Dividends ($.12 per share)			(298,851)		(298,851)
Shares of common stock repurchased and retired	(29,285)		(1,485,379)		(1,485,379)
Issuance of common stock in payment of
bonuses and fees	40		1,999		1,999
Stock options exercised	5,335		88,665		88,665
Share-based compensation expense			42,654		42,654
Amortization related to FASB Statement No. 158				5,868	5,868
Net unrealized loss on investments				(475,505)	(475,505)

Balance, June 30, 2007	2,483,415	$1	$93,960,059	$2,671,417	$96,631,477

Balance, December 31, 2007	2,411,318	$1	$95,739,827	$3,536,012	$99,275,840
Net income			1,850,446		1,850,446
Dividends ($.14 per share)			(338,080)		(338,080)
Shares of common stock repurchased and retired	(21,326)		(1,002,423)		(1,002,423)
Issuance of common stock in payment of
bonuses and fees	40		1,946		1,946
Stock options exercised	10,450		204,012		204,012
Share-based compensation expense			47,199		47,199
Amortization related to FASB Statement No. 158				6,728	6,728
Net unrealized loss on investments				(1,289,888)	(1,289,888)

Balance, June 30, 2008	2,400,482	$1	$96,502,927	$2,252,852	$98,755,780

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
	2008	2007
Operating Activities:
Net income	$1,850,446	$3,476,363
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	555,908	645,599
Amortization on investments, net	156,259	139,091
Amortization of prior service cost	10,194	8,893
Issuance of common stock in payment of bonuses and fees	1,946	1,999
Share-based compensation expense related to stock options	47,199	42,654
Provision (benefit) for losses on premiums receivable	(241,000)	123,000
Net (gain) loss on disposals of property	1,999	(2,673)
Net realized (gain) loss on investments	123,703	(366,203)
Provision for claims	6,347,010	6,161,438
Provision (benefit) for deferred income taxes	592,000	(616,000)
Changes in assets and liabilities:
Increase in receivables and other assets	(766,500)	(1,380,184)
Decrease in accounts payable and accrued liabilities	(1,164,574)	(477,012)
Decrease in commissions and reinsurance payables	(179,609)	(193,416)
Decrease in current income taxes payable	(1,747,877)	(140,376)
Payments of claims, net of recoveries	(6,086,010)	(2,507,438)
Net cash provided by (used in) operating activities	(498,906)	4,915,735

Investing Activities:
Purchases of available-for-sale securities	(2,293,775)	(28,812,517)
Purchases of short-term securities	(8,906,105)	(162,520)
Purchases of and net earnings (losses) from other investments	(994,719)	(534,343)
Proceeds from sales and maturities of available-for-sale securities	12,999,142	23,960,070
Proceeds from maturities of held-to-maturity securities	505,000	2,000
Proceeds from sales and maturities of short-term securities	160,984	2,889,828
Proceeds from sales and distributions of other investments	390,001	305,433
Purchases of property	(87,155)	(277,264)
Proceeds from disposals of property	-	118,433
Net change in pending trades	(2,045)	(998,020)
Net cash provided by (used in) investing activities	1,771,328	(3,508,900)

Financing Activities:
Repurchases of common stock, net	(1,002,423)	(1,485,379)
Exercise of options	204,012	88,665
Dividends paid	(338,080)	(298,851)
Net cash used in financing activities	(1,136,491)	(1,695,565)

Net Increase (Decrease) in Cash and Cash Equivalents	135,931	(288,730)
Cash and Cash Equivalents, Beginning of Period	3,000,762	3,458,432
Cash and Cash Equivalents, End of Period	$3,136,693	$3,169,702

Supplemental Disclosures:
Cash Paid During the Period for:

Non cash net unrealized loss on investments, net of deferred tax
benefits of $676,032 and $245,782 for 2008 and 2007, respectively	$1,289,888	$475,505

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” of Investors Title Company’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2007 for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

      Recently Issued Accounting Standards – In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  The Company adopted SFAS 157 as of January 1, 2008.  Please refer to Note 7 for discussion of SFAS 157 and fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007.  This Statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value, beyond those that are required to be measured at fair value by SFAS 157. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.  The Company adopted SFAS 159 and has elected not to measure any additional financial instruments and other items at fair value, other than those it measures at fair value pursuant to SFAS 157.

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

In April 2008, the FASB issued Financial Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other GAAP principles. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is currently evaluating the effect of adopting this new FSP and anticipates that it will not have a significant impact on the reporting of the Company’s results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Audit Standards AU Section 411, “The Meaning of Present Fairly in Conformity With Generally

Accepted Accounting Principles.” The Company is currently evaluating the effect of adopting this new Statement and anticipates that the Statement will not have a significant impact on the reporting of the Company’s results of operations.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the six months ended June 30, 2008 and the year ended December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
Balance, beginning of period	$36,975,000	$36,906,000
Provision, charged to operations	6,347,010	10,134,719
Payments of claims, net of recoveries	(6,086,010)	(10,065,719)
Ending balance	$37,236,000	$36,975,000

The total reserve for all reported and unreported losses the Company incurred through June 30, 2008 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims for policies issued through June 30, 2008.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the Company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended June 30, 2008 and 2007 was $(942,733) and $789,180, respectively.  Comprehensive income for the six months ended June 30, 2008 and 2007 was $567,286 and $3,006,726, respectively.  Comprehensive income is comprised of unrealized gains or losses on the Company’s available-for-sale securities, net of tax and amortization of prior service cost and unrealized gains and losses in net periodic benefit costs related to postretirement liabilities, net of tax.

Note 4 - Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income (loss) by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money stock options and stock appreciation rights (“SARS”), which is calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, the exercise price of the stock option or SAR, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the stock option or SAR is exercised are assumed to be used to repurchase shares in the current period.  There were awards for 6,000 shares excluded from the computation of diluted earnings per share for the six months ended June 30, 2008, because these awards were anti-dilutive. There were no awards excluded from the calculation for the three months and six months ended June 30, 2007.  The incremental dilutive common share equivalents, calculated using the treasury stock method were 33,332 for the three months ended June 30, 2007, and 23,352 and 34,889 for the six months ended June 30, 2008 and 2007, respectively.

Note 5 – Segment Information

Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-deferred exchange services.  The remaining immaterial segments have been combined into a group called All Other.

Three Months Ended June 30, 2008	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total

Operating revenues	$18,712,575	$66,714	$901,621	$(198,519)	$19,482,391
Investment income	902,757	27,369	202,973	(20,418)	1,112,681
Net realized loss on investments	(233,618)	(99)	(8,555)	-	(242,272)
Total revenues	$19,381,714	$93,984	$1,096,039	$(218,937)	$20,352,800
Operating expenses	19,634,063	365,876	1,052,314	(198,519)	20,853,734
Income (loss) before income taxes	$(252,349)	$(271,892)	$43,725	$(20,418)	$(500,934)
Assets, net	$108,834,556	$161,240	$37,246,841	$-	$146,242,637

June 30, 2007

Operating revenues	$19,112,832	$870,083	$855,171	$(202,331)	$20,635,755
Investment income	1,021,389	6,501	261,366	(17,501)	1,271,755
Net realized gain on sales of investments	165,589	-	34,434	-	200,023
Total revenues	$20,299,810	$876,584	$1,150,971	$(219,832)	$22,107,533
Operating expenses	19,860,205	349,246	805,264	(202,331)	20,812,384
Income before income taxes	$439,605	$527,338	$345,707	$(17,501)	$1,295,149
Assets, net	$118,239,859	$788,769	$27,688,740	$-	$146,717,368

Six Months Ended June 30, 2008	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total

Operating revenues	$37,082,541	$471,412	$1,781,959	$(390,530)	$38,945,382
Investment income	1,852,216	35,378	545,281	(40,835)	2,392,040
Net realized loss on investments	(115,236)	-	(8,467)	-	(123,703)
Total revenues	$38,819,521	$506,790	$2,318,773	$(431,365)	$41,213,719
Operating expenses	36,465,168	678,964	2,135,671	(390,530)	38,889,273
Income (loss) before income taxes	$2,354,353	$(172,174)	$183,102	$(40,835)	$2,324,446
Assets, net	$108,834,556	$161,240	$37,246,841	$-	$146,242,637

June 30, 2007

Operating revenues	$36,279,878	$2,115,562	$1,602,949	$(404,652)	$39,593,737
Investment income	2,024,719	15,714	475,931	(35,002)	2,481,362
Net realized gain on sales of investments	331,769	-	34,434	-	366,203
Total revenues	$38,636,366	$2,131,276	$2,113,314	$(439,654)	$42,441,302
Operating expenses	36,113,238	764,749	1,701,604	(404,652)	38,174,939
Income before income taxes	$2,523,128	$1,366,527	$411,710	$(35,002)	$4,266,363
Assets, net	$118,239,859	$788,769	$27,688,740	$-	$146,717,368

Operating revenues represent net premiums written and other revenues.

 Note 6 – Retirement and Other Postretirement Benefit Plans

On November 17, 2003, the Company’s subsidiary, Investors Title Insurance Company, entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health insurance, dental, vision and life insurance. The plan is unfunded.  The following sets forth the net periodic benefits cost for the executive benefits for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Service cost – benefits earned during the year	$4,334	$3,494	$8,668	$6,988
Interest cost on the projected benefit obligation	4,761	3,662	9,522	7,324
Amortization of unrecognized prior service cost	5,097	5,097	10,194	10,194
Amortization of unrecognized gains	-	(651)	-	(1,302)
Net periodic benefits costs	$14,192	$11,602	$28,384	$23,204

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

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of June 30, 2008.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

Available-for-sale securities	Carrying Balance	Level 1	Level 2	Level 3
Fixed maturities	$78,226,868	$-	$68,139,238	$10,087,630
Equity	13,769,982	13,769,982	-	-
Total	$91,996,850	$13,769,982	$68,139,238	$10,087,630

The following table presents the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2008:

Changes in fair value during the period ended June 30, 2008:	Level 3
Beginning balance at March 31, 2008	$-
Transfers into Level 3	10,450,000
Unrealized loss - included in other comprehensive income	(362,370)
Ending balance at June 30, 2008	$10,087,630

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

The Level 2 category generally includes corporate bonds, U.S. government corporations and agency bonds and municipal bonds.  A number of the Company’s investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at June 30, 2008.  However, these securities were classified as Level 2 at June 30, 2008, because third party pricing services also use valuation models, which use observable market inputs, in addition to traded prices.  Substantially all of these assumptions are observable in the marketplace or can be derived or supported by observable market data.

The Company’s investments in student loan auction rate securities (“ARS”) are its only Level 3 assets, and were transferred from Level 2 because quoted prices from broker-dealers were unavailable due to the failure of auctions.  Valuations using discounted cash flow models were used to determine the estimated fair value of these investments as of June 30, 2008.  Some of the inputs to this model are unobservable in the market and are significant.

ARS were structured to provide purchase and sale liquidity through a Dutch auction process.  Due to the increasingly stressed and liquidity-constrained environment in money markets, the auction process for ARS began failing in February 2008 as broker-dealers ceased supporting auctions with their own capital.  The credit quality of the ARS the Company holds is high, as all are rated investment grade and are comprised entirely of student loan ARS, substantially guaranteed by government-sponsored enterprises, and the Company continues to receive interest income.

Note 8 – Investments in Securities

The following table presents the gross unrealized losses on investment securities and the fair value of the securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2008.

	Less than 12 Months			12 Months or Longer			Total
	Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	Value	Losses		Value	Losses		Value	Losses

Auction rate securities	$10,087,630	$	(362,370)	$-		$-	$10,087,630	$	(362,370)
Obligations of states and political subdivisions	21,553,150	$	(331,311)	512,025		(17,431)	$22,065,175		(348,742)
Total Fixed Income Securities	$31,640,780	$	(693,681)	$512,025	$	(17,431)	$32,152,805	$	(711,112)
Equity Securities	3,660,379		(674,554)	351,322		(70,895)	4,011,701		(745,449)
Total temporarily impaired securities	$35,301,159		$(1,368,235)	$863,347	$	(88,326)	$36,164,506		$(1,456,561)

As of June 30, 2008, the majority of the Company’s unrealized losses relate to its portfolio of equity securities.  The Company’s unrealized losses on its fixed income securities were caused by interest rate increases, for the most part.  Unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost.  Since the decline in fair value was attributable to changes in interest rates and temporary market changes, and not credit quality, and the Company has the intent and ability to hold these securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.  Reviews of the values of securities are inherently uncertain, and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During the second quarter of 2008, the Company recorded an impairment charge in the amount of approximately $235,000 related to several of its equity securities that were deemed other than temporarily impaired.

Note 9 – Commitments and Contingencies

The Company and its subsidiaries are involved in various legal proceedings that are incidental to their business.  In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings will not, in the aggregate, be material to the Company’s consolidated financial condition or operations.

In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net proceeds from sales transactions from relinquished property to be used for purchase of replacement property.  Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $107,173,000 and $115,515,000 as of June 30, 2008 and December 31, 2007, respectively.  These amounts are not considered the Company’s assets and, therefore, are excluded from the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of these deposits and for the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  These like-kind exchange funds are primarily invested in money market and other short-term investments, including $7.1 million of auction rate securities (“ARS”), at June 30, 2008.  The Company does not believe the current illiquidity of these securities will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2007 Annual Report on Form 10-K should be read in conjunction with the following discussion since it contains important information for evaluating the Company’s operating results and financial condition.

Overview

Title Insurance:  Investors Title Company (the “Company”) is a holding company that engages primarily in two segments of business: title insurance and exchange services. Its primary business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and Northeast Investors Title Insurance Company (“NE-ITIC”), which accounted for 95.2% of the Company’s operating revenues in the six months ended June 30, 2008. Through ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

There are two basic types of title insurance policies - one for the mortgage lender and one for the real estate owner.  A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender’s title insurance policy does not protect the property owner.  The property owner has to purchase a separate owner’s title insurance policy to protect their investment.  When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property.  If a claim is made against real property, title insurance provides indemnification against insured defects.  The title insurer has the option to retain counsel and pay the legal expenses to eliminate or defend against any title defects, pay any third party claims arising from errors in title examination and recording or pay the insured’s actual losses, up to policy limits, arising from defects in title as defined in the policy.

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

The Company’s volume of title insurance premiums is affected by the overall level of residential and commercial real estate activity.  In turn, real estate activity is generally affected by a number of factors, including the availability of mortgage credit, the cost of real estate, consumer confidence, employment and family income levels and general United States economic conditions.

Another important factor in the level of residential and commercial real estate activity is the effect of changes in interest rates.  According to data published by Freddie Mac, the six month average 30-year fixed mortgage interest rates in the United States decreased to 5.99% for the six months ended June 30, 2008, compared with 6.30% for the six months ended June 30, 2007.

The cyclical nature of the residential and commercial real estate markets – and consequently, the land title insurance industry - has historically caused fluctuations in revenues and profitability, and it is expected to continue to do so in the future.

In addition to cyclicality, real estate transactions have produced seasonal variations in revenue levels for title insurers, particularly with respect to the residential real estate market where activity generally increases during the spring.

The Company anticipates that current market conditions, including the subprime lending crisis, rising foreclosures, weakening home sales and falling home prices, will be the primary influences on the Company’s operations until some stabilization occurs.  The Company continues to monitor and strives to manage operating expenses, as well as to enhance efficiencies, to offset the cyclical nature of the real estate market and with knowledge of the potential for further declines in title insurance revenues if the economy continues to slow or interest rates rise.

The United States Department of Housing and Urban Development (“HUD”) published proposed rules regarding the Real Estate Settlement Procedures Act (“RESPA”) for public comment on March 14, 2008 with a comment period which expired on June 13, 2008.  According to HUD, the proposed rules are intended to improve disclosure of the loan terms and closing costs consumers pay when purchasing or refinancing their home.  HUD continues to be committed to implementing the proposed rules prior to the change in the current administration.  HUD has also indicated that it intends to seek legislative changes to RESPA that will complement the proposed rules and provide HUD with enforcement mechanisms for some of the most important consumer disclosures and protections.  Based on the information known to management at this time, it is not possible to predict the outcome of any of the proposed HUD rules for the title insurance industry’s market and other matters, or the market’s response to them.  However, any material change in the Company’s regulatory environment may have an adverse effect on its business.

Exchange Services: The Company’s second business segment provides customer services in connection with tax-deferred real property exchanges through its subsidiaries, Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”). ITEC serves as a qualified intermediary in like-kind exchanges of real or personal property under Section 1031 of the Internal Revenue Code of 1986, as amended. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period.  ITAC serves as exchange accommodation titleholder in reverse exchanges.  As exchange accommodation titleholder, ITAC offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.

Factors that influence the title insurance industry will also generally affect the exchange services industry.  For further discussion, see “Results of Operations – Operating Revenue.”

In addition, the services provided by the Company’s exchange services segment are pursuant to provisions in the Internal Revenue Code.  From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently the revenues and profitability of the Company’s exchange segment.

Other Services:  Other operating business segments not required to be reported separately are reported in a category called All Other.  Other services include those offered by the parent holding company and by its wholly owned subsidiaries Investors Trust Company (“Investors Trust”), Investors Capital Management Company (“ICMC”) and Investors Title Management Services, Inc. (“ITMS”).  In conjunction with Investors Trust, ICMC provides investment management and trust services to individuals, companies, banks and trusts.  ITMS offers consulting services to clients.

Critical Accounting Estimates and Policies

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments.  Actual results could differ from these estimates.  During the quarter ended June 30, 2008, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Results of Operations

For the quarter ended June 30, 2008, net premiums written decreased 2.7% to $18,127,982, investment income decreased 12.5% to $1,112,681 and total revenues decreased 7.9% to $20,352,800 compared with the prior year period.  The Company reported a net loss in the second quarter of $273,934 compared with net income of $1,154,149 for the same quarter in 2007.  Net loss per diluted share was $0.11, versus net income per diluted share of $0.46 in the same period of 2007.

For the six-month period ended June 30, 2008, net premiums written increased 1.5% to $35,941,342, investment income decreased 3.6% to $2,392,040, total revenues decreased 2.9% to $41,213,719 and net income decreased 46.8% to $1,850,446, all compared with the first six months of 2007.  Net income per basic and diluted common share decreased 45.0% and 44.9% to $0.77 and $0.76, respectively, compared with the six-month period ended June 30, 2007.  For the six months ended June 30, 2008, the title insurance segment’s operating revenues increased 2.2% compared with the same period in 2007, while the exchange services segment's operating revenues decreased 77.7% for the six months ended June 30, 2008 compared with the same period of 2007.

Net operating results for the quarters ended June 30, 2008 and 2007 were primarily impacted by an increase in the provision for claims of $2.4 million and $2.3 million, respectively, due to the occurrence of large fraud-related claims.  The claim during the current quarter resulted from the theft of settlement funds from an attorney's trust account intended to satisfy prior deeds of trusts.  For the quarter ended June 30, 2008, the exchange services segment experienced a steeper decline in revenue than the title insurance segment due to the significant decreased demand for tax-deferred exchange services and to the decreased interest income earned on exchange funds.

Operating revenues: Operating revenues include net premiums written plus other fee income and exchange services segment income. Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately following operating revenues.

Net premiums written in the first six months of 2008 increased slightly over the same period in 2007.  The total number of policies and commitments issued declined in the first six months of 2008 to 112,884, which is a decrease of 6.7% compared with 121,011 policies and commitments issued in the same period in 2007.  The Company believes that the softening housing market and ongoing general decline in real estate activity was the primary reason for the decline in policies and commitments issued.

Following is a breakdown between branch and agency premiums for the three and six months ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%
Branch	$6,888,518	38	$7,907,600	42	$14,239,813	40	$15,040,911	42
Agency	11,239,464	62	10,718,579	58	21,701,529	60	20,377,810	58
Total	$18,127,982	100	$18,626,179	100	$35,941,342	100	$35,418,721	100

Total premiums written were positively impacted primarily by an increase in the Company’s agency business.  Agency net premiums increased 4.9% for the quarter ended June 30, 2008 compared with the same period in the prior year, both as a result of growth in the customer base and improved penetration in established agencies, as well as the addition of new agencies to the Company’s network.  Agency net premiums increased 6.5% for the six months ended June 30, 2008 compared with the same period in the prior year.

Net premiums written from branch operations decreased 12.9% for the three months ended June 30, 2008 compared with the same period in the prior year.  Net premiums written from branch operations decreased 5.3% for the six months ended June 30, 2008 from the same period in the prior year, primarily, management believes, due to the softening of the real estate market noted above. Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina, and as a result, branch premiums written primarily represent North Carolina business.

Following is a schedule of premiums written for the three and six months ended June 30, 2008 and 2007 in all states in which the Company’s two insurance subsidiaries ITIC and NE-ITIC currently underwrite insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State	2008	2007	2008	2007
Illinois	$564,584	$460,531	$1,154,553	$849,488
Kentucky	815,131	675,454	1,631,941	1,225,144
Maryland	105,285	310,321	373,109	597,192
Michigan	904,735	798,861	1,950,562	1,578,186
New York	685,689	658,675	1,197,887	1,165,434
North Carolina	8,767,479	9,218,284	17,716,146	17,131,757
Pennsylvania	522,147	406,236	965,276	732,890
South Carolina	2,012,755	1,857,204	3,916,135	3,573,604
Tennessee	614,000	732,461	1,155,674	1,381,851
Virginia	1,686,833	1,572,652	3,208,627	3,133,156
West Virginia	641,537	545,827	1,112,435	1,013,752
Other States	858,517	1,474,517	1,603,765	3,196,616
Direct Premiums	18,178,692	18,711,023	35,986,110	35,579,070
Reinsurance Assumed	200	4,737	96,544	11,667
Reinsurance Ceded	(50,910)	(89,581)	(141,312)	(172,016)
Net Premiums	$18,127,982	$18,626,179	$35,941,342	$35,418,721

Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) decreased 92.3% compared with the second quarter of 2007.  For the first six months ended June 30, 2008, operating revenues from ITEC and ITAC decreased 77.7% compared with the first six months of 2007.  Demand for exchange services has declined significantly.  The decrease in 2008 was primarily due to a decrease in transaction volume and related lower levels of interest spread income earned on exchange fund deposits held by the Company due to declines in the average balance of deposits held during the first six months of 2008.

In July 2008, the Internal Revenue Service (“IRS”) finalized its proposed regulations regarding treatment of funds held by qualified intermediaries.  As originally proposed, the rules would have negatively affected the ability of qualified intermediaries to retain a portion of the interest earned on exchange funds held during exchange transactions, which could have had a material adverse effect upon the profitability of the Company’s exchange segment.  As adopted however, the new regulations apply only to individual exchange account balances over $2 million.

In addition, the final regulations clarify that qualified intermediaries may earn marketing fees from financial institutions. The Company currently believes that any marketing fees earned on deposits in the future would at least partially offset the loss of interest spread retained on exchange deposits under prior business practices.  Consequently, the Company currently believes that the final regulations should not have a material impact on the earnings of the exchange services segment.  The regulations however have only recently been adopted, and therefore the Company has had only limited experience under this new regime; it is possible that these new regulations may have unanticipated consequences that will negatively affect tax-deferred exchanges, which could have an adverse effect on the revenues and profitability of the Company’s exchange services segment.

Other revenues primarily include income related to the Company’s other equity method investments, investment management fee income and agency service fees, as well as search fee and other ancillary fees.  Other revenues increased 13.0% in 2008 compared with the second quarter of the prior year and 23.0% in the six months ended June 30, 2008 compared with the first six months of 2007, primarily due to increases from equity in earnings of unconsolidated affiliates and investment management fee income generated by the Company’s trust division.

Nonoperating revenues: Investment income and realized gains and losses from investments are included in non-operating revenues.

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

           Investment income decreased 3.6% to $2,392,040 in the first six months of 2008, compared with $2,481,362 in the same period in 2007 and decreased 12.5% to $1,112,681 from $1,271,755 for the three months ended June 30, 2008 compared with the same period in 2007.  The decline in investment income was due to lower levels of interest earned on short-term funds.

Net realized loss on investments totaled $123,703 for the six months ended June 30, 2008, compared with net realized gain of $366,203 for the corresponding period in 2007.  These net losses resulted primarily from impairment losses of approximately $235,000 on several equity securities in the Company’s portfolio that were deemed to be other than temporary.

Operating Expenses:  The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provisions for claims and office occupancy and operations.  Total operating expenses increased 0.2% and 1.9% for the three and six-month periods ended June 30, 2008 compared with the same periods in 2007.  The total increase in year-to-date operating expenses resulted primarily from a higher level of premiums written by the Company’s agents and the corresponding increase in commissions paid to agents, along with increases in the provision for claims and salaries, employee benefits and payroll taxes.

Following is a summary of the Company’s operating expenses for the three and six months ended June 30, 2008 and 2007.  Intersegment eliminations have been netted with each segment; therefore, the individual segment amounts will not agree to Note 5 in the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%
Title insurance	$19,463,209	93	$19,680,273	94	$36,127,202	93	$35,756,301	94
Exchange services	351,185	2	335,748	2	650,352	2	735,437	2
All other	1,039,340	5	796,363	4	2,111,719	5	1,683,201	4
Total	$20,853,734	100	$20,812,384	100	$38,889,273	100	$38,174,939	100

On a combined basis, profit margins were 4.5% and 8.2% for the six months ended June 30, 2008 and 2007, respectively. Total revenues decreased 2.9% in the first six months of 2008 and operating expenses increased 1.9%, contributing to a lower combined profit margin for 2008.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 2.8% from the prior year second quarter primarily due to increased premiums from agency operations in 2008 as noted previously.  Commission expense as a percentage of net premiums written by agents was 70.7% and 72.1% for the second quarter 2008 and 2007, respectively.  Commission rates vary by the geographic area in which the commission is paid and may be influenced by state regulations.

Based on the Company’s review of the underlying claims data and trends, the provision for claims as a percentage of net premiums written (loss provision ratio) was 23.7% for the second quarter of 2008 versus 23.4% for the same period in 2007.  For the six months ended June 30, 2008 and 2007, the provision for claims as a percentage of net premiums written was 17.7% and 17.4%, respectively.  These high loss provision ratios in both the second quarters of 2008 and 2007 reflect the negative impact of large fraud-related claims that were reported in both the current and prior year periods.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Declining economic conditions and/or declining real estate transaction volumes have historically been drivers of increased claim expenses due to increased mechanics liens, defalcations and other related risks which may be discovered during property foreclosures.  The increase in the loss provision for the second quarter of 2008 from the 2007 level resulted in approximately $63,000 more in reserves than would have been recorded at the lower 2007 level.

Based on actuarial projections, paid claims and specific case reserves were greater than expected during the second quarter of 2008.  The unfavorable loss emergence in the second quarter of 2008 is concentrated in the 2006 and 2008 policy years, partially offset by favorable claims experience in policy year 2007.  The unfavorable loss emergence primarily resulted from the occurrence of a large fraud claim, as noted earlier.  If material occurrences of mortgage-related fraud and other similar types of claims occur, the Company’s ultimate loss estimates for recent policy years could increase, which could result in an increase in the provision for claims in current operations.  Management will continue to monitor actual versus expected loss emergence.  Management considers the loss provision ratios for the second quarter and first six months of 2008 and 2007 to be appropriate given the long-tail nature of title insurance claims and the inherent uncertainty in title insurance claims emergence patterns.  Title claims are typically reported and paid within the first several years of policy issuance.

The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience, among other factors.  Actual payments of claims, net of recoveries, were $6,086,010 and $2,507,438 in the first six months of 2008 and 2007, respectively.  Payments of claims in the second quarter of 2008 were significantly impacted by a $2.1 million payment from the occurrence of the large fraud claim previously discussed.

At June 30, 2008, the total reserves for claims were $37,236,000.  Of that total, $4,230,488 was reserved for specific claims, and $33,005,512 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 26.1% and 23.0% for the second quarter ended June 30, 2008 and 2007, respectively. For the first six months of the year, salaries, employee benefits and payroll taxes as a percentage of total revenues were 26.2% and 24.4% for 2008 and 2007, respectively.  The increase in salary and employee benefit costs in 2008 was primarily related to salary increases and additional personnel costs related to staff hired by Investors Trust Company.  The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 83.9% and 85.4% of the total consolidated amount for the six months ended June 30, 2008 and 2007, respectively.

Expenses related to overall office occupancy and operations as a percentage of total revenues was 6.5% and 6.6% for the second quarter ended June 30, 2008 and 2007, respectively and 6.5% and 6.8% for the first six months of 2008 and 2007, respectively.  The decrease in office occupancy and operations expense in 2008 compared with 2007 was due to a decrease in various items, including maintenance and depreciation, partially offset by increases in computer expenses.

Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes.  Premium and retaliatory taxes as a percentage of premiums written were 2.3% and 2.4% for the six months ended June 30, 2008 and 2007, respectively.

Professional and contract labor fees for the three and six months ended June 30, 2008 compared with the same period in 2007 decreased primarily due to a decrease in contract labor fees associated with investments in infrastructure and technology in 2007.

Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.

Income Taxes:  The provision for income taxes was 20.4% and 18.5% of income before income taxes for the six months ended June 30, 2008 and 2007, respectively.  The effective income tax rates for the quarters were below the U.S. federal statutory income tax rate (34%), primarily due to tax-exempt investment income.

Net Income:  On a consolidated basis, the Company reported net income in the first six months of 2008 of $1,850,446, or $0.76 per share on a diluted basis, compared with $3,476,363 or $1.38 per share on a diluted basis, for the prior year period.

Liquidity and Capital Resources

Cash flows:  Net cash used in operating activities for the six months ended June 30, 2008 amounted to $498,906, compared with net cash provided by operating activities of $4,915,735 for the same six-month period of 2007.  Net cash used in operating activities was primarily the result of the increased claims payments.  Historically, cash flow from operations has been the primary source of financing for operations, additions to property, dividends to shareholders and other requirements.

The principal non-operating uses of cash and cash equivalents for the three and six month periods ended June 30, 2008 and 2007 were additions to the investment portfolio, repurchases of common stock and payment of dividends.

Payment of dividends:  The Company’s significant sources of funds are dividends and distributions from its subsidiaries, which are subject to regulation in the states in which they do business.  These regulations, among other things, require prior regulatory approval of the payment of dividends and other intercompany transfers.  The Company believes amounts available for transfer from the insurance subsidiaries are adequate to meet the Company’s current operating needs.

Liquidity:  Due to the Company’s historical ability to generate positive cash flows from its operations, management believes that funds generated from operations will enable the Company to adequately meet its anticipated cash needs and is unaware of any trend or occurrence that is likely to result in adverse liquidity changes.  The Company’s insurance subsidiaries generate cash from premiums earned and their respective investment portfolios, and the Company believes these funds are adequate to satisfy the payments of claims and other liabilities.  The Company’s current cash requirements include operating expenses, taxes, capital expenditures and dividends on its common stock declared by the Board of Directors.

In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities.  As of June 30, 2008, the Company held cash and cash equivalents of $3,136,693, short-term investments of $29,967,654 and various other readily marketable securities.

Investments as of June 30, 2008 include $10.5 million par value and $10.1 million fair value of auction rate securities (“ARS”) held on the books of the Company.  ARS were structured to provide purchase and sale liquidity through a Dutch auction process.  Due to the increasingly stressed and liquidity-constrained environment in money markets, the auction process for ARS began failing in February 2008 as broker-dealers ceased supporting auctions with their own capital.  As a result, during the period these securities were recorded at a fair value that reflects the current lack of liquidity using a discounted cash flow methodology, and a temporary impairment of $362,000 was recorded in other comprehensive income.  The credit quality of the ARS  is high, as all are rated investment grade, and the Company continues to receive interest income.  The Company does not believe the current illiquidity of these securities will impact its operations.

Capital Expenditures: During 2008, the Company has plans for various capital improvement projects, including computer hardware purchases and several software development projects.  All anticipated capital expenditures are subject to periodic review and may vary depending on various factors.

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

The total reserve for all reported and unreported losses the Company incurred through June 30, 2008 is represented by the reserves for claims. Information regarding the claims reserves can be found in Note 2 to the consolidated financial statements of this Form 10-Q and under “Results of Operations – Operating expenses” above.  Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC.

In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions.  Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets.

In addition, the Company holds proceeds from tax-deferred property exchanges for customers until a qualifying exchange can occur, which resulted in a contingent liability to the Company.  These are funds of the party conducting the exchange however and, as is industry practice, are not included in the Consolidated Balance Sheets.  However, the Company is obligated to its customers for the disbursements of the funds in accordance with its customer agreements.

Equity Investments: The Company’s equity investments are in public companies whose security prices are subject to volatility.  For the six months ended June 30, 2008, the Company recorded approximately $235,000 of other-than-temporary impairments on equity investments.

Recent Accounting Pronouncements

For a description of the Company’s recent accounting pronouncements, please see Note 1 to the Notes to Condensed Consolidated Financial Statements included elsewhere herein.

Safe Harbor Statement

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current outlook for future periods.  These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties.

Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including the following:

•
the level of real estate transactions, the level of mortgage origination volumes (including refinancing) and changes to the insurance requirements of participants in the secondary mortgage market, and the effect of these factors on the demand for title insurance;

•	significant changes to applicable government regulations;
•	the possible inadequacy of provisions for claims to cover actual claim losses;
•	heightened regulatory scrutiny;
•	unanticipated adverse changes in securities markets including interest rates, which could result in material losses on the Company’s investments;
•	the Company’s dependence on key management personnel, the loss of whom could have a material adverse affect on the Company’s business;
•	the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner;
•
statutory requirements applicable to the Company’s insurance subsidiaries which require them to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that they may pay to the Company without prior regulatory approval and

•	the concentration of key accounting and information systems in a few locations.

These and other risks and uncertainties may be described from time to time in the Company’s other reports and filings with the Securities and Exchange Commission. For more details on factors that could affect expectations and future results, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Company’s market risk or market strategy occurred during the current period.  A detailed discussion of market risk is provided in the Company’s 2007 Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases.  The Company’s disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes to Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)
The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended June 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				231,188
04/01/08– 04/30/08	3,692	$48.69	3,692	227,496
05/01/08– 05/31/08	283	$48.08	283	227,213
06/01/08– 06/30/08	13,203	$47.38	13,203	214,010
Total:	17,178	$47.68	17,178	214,010

For the quarter ended June 30, 2008, the Company purchased an aggregate of 17,178 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  The Board of Directors of the Company approved the purchase of up to an aggregate of 500,000 and 125,000 shares, respectively, of the Company’s common stock pursuant to the Plan.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company intends to make further purchases under this Plan.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	Investors Title Company’s Annual Meeting of Shareholders was held on May 21, 2008.

(c)	The voting results for the proposal to elect three Directors to the Company’s Board of Directors, each for a three-year term, are as follows:

Director	For	Against	Abstentions	Withheld	Broker Non-votes

W. Morris Fine	1,993,167	N/A	N/A	58,169	N/A
Richard M. Hutson II	1,992,967	N/A	N/A	58,369	N/A
R. Horace Johnson	1,992,967	N/A	N/A	58,369	N/A

Item 6.    Exhibits

(a)	Exhibits

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS TITLE COMPANY

By:	/s/ James A. Fine, Jr.
James A. Fine, Jr.
President, Principal Financial Officer and
Principal Accounting Officer

Dated: August 7, 2008