Form 10-Q
period 2008-09-30
INVESTORS TITLE CO
filed 2008-11-06
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

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
Large accelerated filer        Accelerated filer _X_
Non-accelerated filer __   Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No _X_

As of October 22, 2008, there were 2,292,720 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Unaudited)

	September 30, 2008	December 31, 2007

Assets
Investments in securities (Note 8):
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2008: $568,789; 2007: $1,078,229)	$556,721	$1,052,535
Available-for-sale, at fair value (amortized cost: 2008: $77,515,708; 2007: $89,228,010)	77,021,610	90,530,946
Equity securities, available-for-sale, at fair value	12,066,559	14,586,066
Short-term investments	26,268,940	21,222,533
Other investments	2,207,869	1,634,301
Total investments	118,121,699	129,026,381

Cash and cash equivalents	6,302,937	3,000,762
Premiums and fees receivable, less allowance for doubtful accounts of
$1,333,000 and $2,170,000 for 2008 and 2007, respectively	5,641,878	6,900,968
Accrued interest and dividends	966,346	1,254,641
Prepaid expenses and other assets	2,374,820	1,276,806
Property acquired in settlement of claims	395,734	278,476
Property, net	4,621,207	5,278,891
Deferred income taxes, net	3,136,788	2,625,495

Total Assets	$141,561,409	$149,642,420

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims (Note 2)	$37,290,000	$36,975,000
Accounts payable and accrued liabilities	10,746,536	11,236,781
Commissions and reinsurance payables	302,429	406,922
Current income taxes payable	-	1,747,877
Total liabilities	48,338,965	50,366,580

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000;
2,298,546 and 2,411,318 shares issued and outstanding in 2008 and 2007, respectively, excluding 291,676 shares for 2008 and 2007
of common stock held by the Company's subsidiary)	1	1
Retained earnings	92,534,330	95,739,827
Accumulated other comprehensive income (Note 3)	688,113	3,536,012
Total stockholders' equity	93,222,444	99,275,840

Total Liabilities and Stockholders' Equity	$141,561,409	$149,642,420

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Revenues:
Underwriting income:
Premiums written	$15,410,424	$19,035,187	$51,493,078	$54,625,924
Less-premiums for reinsurance ceded	78,604	40,734	219,916	212,750
Net premiums written	15,331,820	18,994,453	51,273,162	54,413,174
Investment income - interest and dividends	1,079,760	1,301,878	3,471,800	3,783,240
Net realized gain (loss) on investments	(545,883)	521,008	(669,586)	887,211
Exchange services revenue (Note 5)	542,528	1,042,311	1,013,940	3,157,873
Other	1,188,338	1,199,333	3,720,966	3,258,787
Total Revenues	17,596,563	23,058,983	58,810,282	65,500,285

Operating Expenses:
Commissions to agents	6,707,688	7,460,574	21,976,896	22,038,866
Provision for claims (Note 2)	1,982,822	2,363,841	8,329,832	8,525,279
Salaries, employee benefits and payroll taxes (Note 6)	5,253,705	5,136,337	16,063,267	15,501,851
Office occupancy and operations	1,141,259	1,284,093	3,833,594	4,173,117
Business development	569,404	478,397	1,622,736	1,558,313
Filing fees and taxes, other than payroll and income	92,608	177,917	424,112	469,585
Premium and retaliatory taxes	210,233	341,750	1,029,298	1,178,932
Professional and contract labor fees	371,122	606,308	1,395,062	2,077,458
Other	262,689	266,874	806,006	767,629
Total Operating Expenses	16,591,530	18,116,091	55,480,803	56,291,030

Income Before Income Taxes	1,005,033	4,942,892	3,329,479	9,209,255

Provision For Income Taxes	88,000	1,085,000	562,000	1,875,000

Net Income	$917,033	$3,857,892	$2,767,479	$7,334,255

Basic Earnings Per Common Share (Note 4)	$0.39	$1.56	$1.16	$2.95

Weighted Average Shares Outstanding - Basic (Note 4)	2,342,643	2,480,951	2,388,115	2,488,287

Diluted Earnings Per Common Share (Note 4)	$0.39	$1.54	$1.15	$2.91

Weighted Average Shares Outstanding - Diluted (Note 4)	2,360,533	2,506,949	2,409,747	2,520,383

Cash Dividends Paid Per Common Share	$0.07	$0.06	$0.21	$0.18

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

				Accumulated
	Common Stock		Retained	Other Comprehensive	Total Stockholders'
	Shares	Amount	Earnings	Income	Equity

Balance, December 31, 2006	2,507,325	$1	$92,134,608	$3,141,054	$95,275,663
Net income			7,334,255		7,334,255
Dividends ($.18 per share)			(447,447)		(447,447)
Shares of common stock repurchased and retired	(39,428)		(1,909,879)		(1,909,879)
Issuance of common stock in payment of
bonuses and fees	40		1,998		1,998
Stock options exercised	14,535		351,062		351,062
Share-based compensation expense			67,162		67,162
Amortization related to FASB Statement No. 158				8,802	8,802
Net unrealized gain on investments				372,965	372,965

Balance, September 30, 2007	2,482,472	$1	$97,531,759	$3,522,821	$101,054,581

Balance, December 31, 2007	2,411,318	$1	$95,739,827	$3,536,012	$99,275,840
Net income			2,767,479		2,767,479
Dividends ($.21 per share)			(501,333)		(501,333)
Shares of common stock repurchased and retired	(124,092)		(5,759,881)		(5,759,881)
Issuance of common stock in payment of
bonuses and fees	40		1,946		1,946
Stock options exercised	11,280		216,403		216,403
Share-based compensation expense			69,889		69,889
Amortization related to FASB Statement No. 158				10,092	10,092
Net unrealized loss on investments				(2,857,991)	(2,857,991)

Balance, September 30, 2008	2,298,546	$1	$92,534,330	$688,113	$93,222,444

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Operating Activities:
Net income	$2,767,479	$7,334,255
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	770,901	907,791
Amortization on investments, net	237,374	199,871
Amortization of prior service cost	15,291	13,339
Issuance of common stock in payment of bonuses and fees	1,946	1,998
Share-based compensation expense related to stock options	69,889	67,162
Benefit for losses on premiums receivable	(837,000)	(76,000)
Net (gain) loss on disposals of property	10,684	(2,673)
Net realized (gain) loss on investments	669,586	(887,211)
Provision for claims	8,329,832	8,525,279
Provision for deferred income taxes	962,000	456,000
Changes in assets and liabilities:
Decrease (increase) in receivables and other assets	1,095,053	(1,402,977)
(Decrease) increase in accounts payable and accrued liabilities	(437,924)	667,612
Decrease in commissions and reinsurance payables	(104,493)	(197,281)
Decrease in current income taxes payable	(1,747,877)	(326,255)
Payments of claims, net of recoveries	(8,014,832)	(6,854,279)
Net cash provided by operating activities	3,787,909	8,426,631

Investing Activities:
Purchases of available-for-sale securities	(2,817,230)	(40,022,039)
Purchases of short-term securities	(6,211,596)	(7,138,060)
Purchases of and net earnings (losses) from other investments	(1,181,781)	(770,539)
Proceeds from sales and maturities of available-for-sale securities	13,433,644	38,897,536
Proceeds from maturities of held-to-maturity securities	505,000	149,000
Proceeds from sales and maturities of short-term securities	1,165,189	2,124,264
Proceeds from sales and distributions of other investments	768,013	995,924
Purchases of property	(123,901)	(389,201)
Proceeds from disposals of property	-	127,936
Net change in pending trades	21,739	(998,020)
Net cash provided by (used) in investing activities	5,559,077	(7,023,199)

Financing Activities:
Repurchases of common stock, net	(5,759,881)	(1,909,879)
Exercise of options	216,403	351,062
Dividends paid	(501,333)	(447,447)
Net cash used in financing activities	(6,044,811)	(2,006,264)

Net Increase (Decrease) in Cash and Cash Equivalents	3,302,175	(602,832)
Cash and Cash Equivalents, Beginning of Period	3,000,762	3,458,432
Cash and Cash Equivalents, End of Period	$6,302,937	$2,855,600

Supplemental Disclosures:
Cash Paid During the Period for:
Income Taxes, net of refunds	$2,305,000	$2,453,000

Non cash net unrealized gain (loss) on investments, net of deferred tax provision (benefit) of ($1,478,492) and $194,517 for 2008 and 2007,
respectively	$(2,857,991)	$372,965

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” of Investors Title Company’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007 for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

Recently Issued Accounting Standards – The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) as of January 1, 2008.  Please refer to Note 7 for discussion of SFAS 157 and fair value measurements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  The Company is currently evaluating the effect of adopting this new Statement and anticipates that the Statement will not have a significant impact on the reporting of the Company’s results of operations.

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

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the nine months ended September 30, 2008 and the year ended December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
Balance, beginning of period	$36,975,000	$36,906,000
Provision, charged to operations	8,329,832	10,134,719
Payments of claims, net of recoveries	(8,014,832)	(10,065,719)
Ending balance	$37,290,000	$36,975,000

The total reserve for all reported and unreported losses the Company incurred through September 30, 2008 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims for policies issued through September 30, 2008.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the Company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended September 30, 2008 and 2007 was ($647,706) and $4,709,296, respectively.  Comprehensive income (loss) for the nine months ended September 30, 2008 and 2007 was ($80,420) and $7,716,022, respectively.  Comprehensive income (loss) is comprised of unrealized gains or losses on the Company’s available-for-sale securities, net of tax and amortization of prior service cost and unrealized gains and losses in net periodic benefit costs related to postretirement liabilities, net of tax.

Note 4 - Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money stock options and share settled stock appreciation rights (“SARS”), which is calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, the exercise price of the stock option or SAR, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the stock option or SAR is exercised are assumed to be used to repurchase shares in the current period.  There were awards for 8,000 SARS and 5,500 SARS excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008, respectively, because these awards were anti-dilutive.   There were awards for 3,000 SARS and 6,000 SARS excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007, respectively, because these awards were anti-dilutive.  The incremental dilutive common share equivalents, calculated using the treasury stock method were 17,890 and 25,998 for the three months ended September 30, 2008 and 2007, respectively, and 21,632 and 32,096 for the nine months ended September 30, 2008 and 2007, respectively.

Note 5 – Segment Information

Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-deferred exchange services.  The remaining immaterial segments have been combined into a group called All Other.

Three Months Ended September 30, 2008	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$15,764,122	$542,528	$952,770	$(196,734)	$17,062,686
Investment income	850,925	769	248,483	(20,417)	1,079,760
Net realized loss on investments	(542,392)	-	(3,491)	-	(545,883)
Total revenues	$16,072,655	$543,297	$1,197,762	$(217,151)	$17,596,563
Operating expenses	15,523,544	310,452	954,268	(196,734)	16,591,530
Income before income taxes	$549,111	$232,845	$243,494	$(20,417)	$1,005,033
Assets, net	$108,574,776	$219,132	$32,767,501	$-	$141,561,409

Three Months Ended September 30, 2007	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$19,550,166	$1,042,311	$862,639	$(219,019)	$21,236,097
Investment income	999,815	6,559	313,004	(17,500)	1,301,878
Net realized gain on sales of investments	148,818	-	372,190	-	521,008
Total revenues	$20,698,799	$1,048,870	$1,547,833	$(236,519)	$23,058,983
Operating expenses	17,105,864	347,751	881,495	(219,019)	18,116,091
Income before income taxes	$3,592,935	$701,119	$666,338	$(17,500)	$4,942,892
Assets, net	$114,187,095	$819,087	$35,106,170	$-	$150,112,352

Nine Months Ended September 30, 2008	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$52,846,663	$1,013,940	$2,734,729	$(587,264)	$56,008,068
Investment income	2,703,141	36,147	793,764	(61,252)	3,471,800
Net realized loss on investments	(657,628)	-	(11,958)	-	(669,586)
Total revenues	$54,892,176	$1,050,087	$3,516,535	$(648,516)	$58,810,282
Operating expenses	51,988,712	989,416	3,089,939	(587,264)	55,480,803
Income before income taxes	$2,903,464	$60,671	$426,596	$(61,252)	$3,329,479
Assets, net	$108,574,776	$219,132	$32,767,501	$-	$141,561,409

Nine Months Ended	Title	Exchange	All	Intersegment
September 30, 2007	Insurance	Services	Other	Eliminations	Total
Operating revenues	$55,830,044	$3,157,873	$2,465,588	$(623,671)	$60,829,834
Investment income	3,024,534	22,273	788,935	(52,502)	3,783,240
Net realized gain on sales of investments	480,587	-	406,624	-	887,211
Total revenues	$59,335,165	$3,180,146	$3,661,147	$(676,173)	$65,500,285
Operating expenses	53,219,102	1,112,500	2,583,099	(623,671)	56,291,030
Income before income taxes	$6,116,063	$2,067,646	$1,078,048	$(52,502)	$9,209,255
Assets, net	$114,187,095	$819,087	$35,106,170	$-	$150,112,352

Operating revenues represent net premiums written and other revenues.

Note 6 – Retirement and Other Postretirement Benefit Plans

On November 17, 2003, the Company’s subsidiary, Investors Title Insurance Company, entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health insurance, dental, vision and life insurance. The plan is unfunded.  The following sets forth the net periodic benefits cost for the executive benefits for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Service cost – benefits earned during the year	$4,334	$3,492	$13,002	$10,480
Interest cost on the projected benefit obligation	4,761	3,661	14,283	10,985
Amortization of unrecognized prior service cost	5,097	5,097	15,291	15,291
Amortization of unrecognized gains	-	(651)	-	(1,953)
Net periodic benefits costs	$14,192	$11,599	$42,576	$34,803

Note 7 - Fair Value Measurement

In September 2006, the FASB issued SFAS 157, which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  Relative to SFAS 157, the FASB recently issued FSP 157-1, 157-2 and 157-3.  FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets.  This FSP is effective immediately and includes those periods for which financial statements have not been issued.  The Company adopted SFAS 157 as of January 1, 2008.

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

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of September 30, 2008.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

Available-for-sale securities	Carrying Balance	Level 1	Level 2	Level 3
Fixed maturities	$77,021,610	$-	$68,756,999	$8,264,611
Equity	12,066,559	12,066,559	-	-
Total	$89,088,169	$12,066,559	$68,756,999	$8,264,611

The following table presents the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157 at September 30, 2008:

Changes in fair value during the period ended September 30, 2008:	Level 3
Beginning balance at June 30, 2008	$10,087,630
Transfers into Level 2 due to redemption after September 30, 2008	(2,000,000)
Unrealized gain - included in other comprehensive income	176,981
Ending balance at September 30, 2008	$8,264,611

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

 The Level 2 category generally includes corporate bonds, agency bonds and municipal bonds.  A number of the Company’s investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at September 30, 2008.  However, these securities were classified as Level 2 at September 30, 2008, because third party pricing services also use valuation models, which use observable market inputs, in addition to traded prices.  Substantially all of these assumptions are observable in the marketplace or can be derived or supported by observable market data.

The Company’s investments in student loan auction rate securities (“ARS”) are its only Level 3 assets, and were transferred from Level 2 because quoted prices from broker-dealers were unavailable due to the failure of auctions.  Valuations using discounted cash flow models were used to determine the estimated fair value of these investments as of September 30, 2008.  Some of the inputs to this model are unobservable in the market and are significant.

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

Note 8 – Investments in Securities

The following table presents the gross unrealized losses on investment securities and the fair value of the securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2008.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Auction rate securities	$5,064,611	$(185,389)	$-	$-	$5,064,611	$(185,389)
Obligations of states and political subdivisions	28,635,920	$(879,985)	1,753,970	(40,745)	$30,389,890	(920,730)
Total Fixed Income Securities	$33,700,531	$(1,065,374)	$1,753,970	$(40,745)	$35,454,501	$(1,106,119)
Equity Securities	3,754,135	(831,359)	562,916	(230,890)	4,317,051	(1,062,249)
Total temporarily impaired securities	$37,454,666	$(1,896,733)	$2,316,886	$(271,635)	$39,771,552	$(2,168,368)

Unrealized losses related to holdings of equity and fixed income securities were caused by market changes that the Company considers to be temporary.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings) and macro-economic changes.  Since the decline in fair value was mostly attributable to changes in interest rates and temporary market changes, and not credit quality, and the Company has the intent and ability to hold these securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.  Reviews of the values of securities are inherently uncertain, and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During the third quarter of 2008, the Company recorded an impairment charge in the amount of approximately $478,000 related to several of its equity and fixed income securities that were deemed other than temporarily impaired.

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

In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net proceeds from sales transactions from relinquished property to be used for purchase of replacement property.  Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $59,031,000 and $115,515,000 as of September 30, 2008 and December 31, 2007, respectively.  These amounts are not considered the Company’s assets and, therefore, are excluded from the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of these deposits and for the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  These like-kind exchange funds are primarily invested in money market and other short-term investments, including $7.0 million of auction rate securities (“ARS”), at September 30, 2008.  The Company does not believe the current illiquidity of these securities will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

Note 10 – Related Party Transactions

During the third quarter of 2008, the Company repurchased 96,000 shares of common stock at a value of approximately $4,452,000 from a non-employee director and family member of that director.  The shares were repurchased pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  The shares were purchased at the current bid price on the day of the transaction.

Note 11 – Subsequent Event

Subsequent to September 30, 2008, the Company was notified that it may have exposure to title claims arising from unpaid mechanic and materialman subcontractors on insured properties.  The Company has been made aware that a significant builder client is experiencing financial difficulties and is delinquent in paying such subcontractors.  Although the information available at this time is uncertain, the value of the associated claims may total as much as $5.3 million.  To date, there have been three claims submitted totaling approximately $47,000.  It is difficult to predict the ultimate exposure to the Company because additional information is required and the future direction of the builder is currently indeterminable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2007 Annual Report on Form 10-K should be read in conjunction with the following discussion since it contains important information for evaluating the Company’s operating results and financial condition.

Overview

Title Insurance:  Investors Title Company (the “Company”) is a holding company that engages primarily in two segments of business: title insurance and exchange services. Its primary business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and Northeast Investors Title Insurance Company (“NE-ITIC”), which accounted for 94.4% of the Company’s operating revenues in the nine months ended September 30, 2008. Through ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

There are two basic types of title insurance policies: one for the mortgage lender and one for the real estate owner.  A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender’s title insurance policy does not protect the property owner.  The property owner has to purchase a separate owner’s title insurance policy to protect their investment.  When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property.  If a claim is made against real property, title insurance provides indemnification against insured defects.  The title insurer has the option to retain counsel and pay the legal expenses to eliminate or defend against any title defects, pay any third party claims arising from errors in title examination and recording or pay the insured’s actual losses, up to policy limits, arising from defects in title as defined in the policy.

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

Another important factor in the level of residential and commercial real estate activity is the effect of changes in interest rates.  According to data published by Freddie Mac, the nine month average 30-year fixed mortgage interest rates in the United States decreased to 6.09% for the nine months ended September 30, 2008, compared with 6.38% for the nine months ended September 30, 2007.

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

The Company anticipates that current market conditions, including the subprime lending crisis, rising foreclosures, weakening home sales and falling home prices, will be the primary influences on the Company’s operations until some stabilization occurs.  The Company continues to monitor and strives to manage operating expenses, as well as to enhance efficiencies, to offset the cyclical nature of the real estate market and the potential for further declines in title insurance revenues if the economy continues to slow or interest rates rise.

The United States Department of Housing and Urban Development (“HUD”) published proposed rules regarding the Real Estate Settlement Procedures Act (“RESPA”) for public comment on March 14, 2008 with a comment period which expired on June 13, 2008.  The proposed rules were submitted to the Office of Management and Budget (“OMB”) on August 21, 2008.  The OMB can hold the rules under consideration for a maximum of 90 days, but has indicated that their comments will be released  in the coming weeks.  According to HUD, the proposed rules are intended to improve disclosure of the loan terms and closing costs consumers pay when purchasing or refinancing their home.  HUD continues to be committed to implementing the proposed rules prior to the change in the current administration.  HUD has also indicated that it intends to seek legislative changes to RESPA that will complement the proposed rules and provide HUD with enforcement mechanisms for some of the most important consumer disclosures and protections.  Based on the information known to management at this time, it is not possible to predict the outcome of any of the proposed HUD rules for the title insurance industry’s market and other matters, or the market’s response to them.  However, any material change in the Company’s regulatory environment may have an adverse effect on its business.

Exchange Services: The Company’s second business segment provides customer services in connection with tax-deferred real property exchanges through its subsidiaries Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”). ITEC serves as a qualified intermediary in like-kind exchanges of real or personal property under Section 1031 of the Internal Revenue Code of 1986, as amended.  In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period.  ITAC serves as exchange accommodation titleholder in reverse exchanges.  As exchange accommodation titleholder, ITAC offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.

Factors that influence the title insurance industry will also generally affect the exchange services industry.  For further discussion, see “Results of Operations – Operating Revenues.”

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

Critical Accounting Estimates and Policies

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments.  Actual results could differ from these estimates.  During the quarter ended September 30, 2008, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Results of Operations

For the third quarter ended September 30, 2008, net premiums written decreased 19.3% to $15,331,820, investment income decreased 17.1% to $1,079,760, total revenues decreased 23.7% to $17,596,563, and net income decreased 76.2% to $917,033 compared with $3,857,892 compared with the same period of 2007.  Net income per diluted share was $0.39, versus $1.54 in the same period of 2007.

For the nine-month period ended September 30, 2008, net premiums written decreased 5.8% to $51,273,162, investment income decreased 8.2% to $3,471,800, total revenues decreased 10.2% to $58,810,282 and net income decreased 62.3% to $2,767,479, all compared with the first nine months of 2007.  Net income per basic and diluted common share decreased 60.7% and 60.5% to $1.16 and $1.15, respectively, compared with the nine-month period ended September 30, 2007.  For the nine months ended September 30, 2008, the title insurance segment’s operating revenues decreased 5.3% compared with the same period in 2007, while the exchange services segment's operating revenues decreased 67.9% for the nine months ended September 30, 2008 compared with the same period of 2007.

Net operating results for the quarter and nine months ended September 30, 2008 were primarily impacted by a decrease in premiums written, a decrease in exchange services revenue and net realized losses on investments.  For the nine months ended September 30, 2008, the exchange services segment experienced a steeper decline in revenue than the title insurance segment due to the significant decreased demand for tax-deferred exchange services and to the decreased interest income earned on exchange funds.

Operating revenues: Operating revenues include net premiums written plus other fee income and exchange services segment income. Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately following operating revenues.

Net premiums written in the first nine months of 2008 decreased over the same period in 2007.  The total number of policies and commitments issued declined in the first nine months of 2008 to 160,387, which is a decrease of 10.6% compared with 179,446 policies and commitments issued in the same period in 2007.  The Company believes that the weak housing market and ongoing general decline in real estate activity was the primary reason for the decline in policies and commitments issued.  The depressed conditions in the domestic housing market and the recent extreme volatility and disruption of financial markets have had an impact on aspects of the Company’s businesses.

Following is a breakdown between branch and agency premiums for the three and nine months ended September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2008	%	2007	%	2008	%	2007	%
Branch	$5,680,591	37	$8,310,859	44	$19,920,404	39	$23,351,770	43
Agency	9,651,229	63	10,683,594	56	31,352,758	61	31,061,404	57
Total	$15,331,820	100	$18,994,453	100	$51,273,162	100	$54,413,174	100

Agency net premiums decreased 9.7% for the quarter ended September 30, 2008 compared with the same period in the prior year.  Agency net premiums increased 0.9% for the nine months ended September 30, 2008 compared with the same period in the prior year.

Net premiums written from branch operations decreased 31.6% for the three months ended September 30, 2008 compared with the same period in the prior year.  Net premiums written from branch operations decreased 14.7% for the nine months ended September 30, 2008 from the same period in the prior year, primarily, management believes, due to the softening of the real estate market noted above. Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina, and as a result, branch premiums written primarily represent North Carolina business.

Following is a schedule of premiums written for the three and nine months ended September 30, 2008 and 2007 in all states in which the Company’s two insurance subsidiaries ITIC and NE-ITIC currently underwrite insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State	2008	2007	2008	2007
Illinois	$429,954	$431,878	$1,584,507	$1,281,366
Kentucky	761,945	654,399	2,393,886	1,879,543
Michigan	781,939	771,564	2,732,501	2,349,750
New York	472,152	641,631	1,670,039	1,807,065
North Carolina	7,305,962	9,733,783	25,022,108	26,865,540
Pennsylvania	423,695	409,063	1,388,971	1,141,953
South Carolina	1,962,189	2,177,495	5,878,324	5,751,099
Tennessee	564,210	652,157	1,719,884	2,034,008
Virginia	1,492,819	1,713,647	4,701,446	4,846,803
West Virginia	504,672	531,815	1,617,107	1,545,567
Other States	709,837	1,317,755	2,686,711	5,111,563
Direct Premiums	15,409,374	19,035,187	51,395,484	54,614,257
Reinsurance Assumed	1,050	-	97,594	11,667
Reinsurance Ceded	(78,604)	(40,734)	(219,916)	(212,750)
Net Premiums	$15,331,820	$18,994,453	$51,273,162	$54,413,174

Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) decreased 47.9% compared with the third quarter of 2007.  For the first nine months ended September 30, 2008, operating revenues from ITEC and ITAC decreased 67.9% compared with the first nine months of 2007.  Demand for tax-deferred exchange services has declined significantly.  The decrease in 2008 revenues was primarily due to a decrease in transaction volume and related lower levels of interest spread income earned on exchange fund deposits held by the Company due to declines in the average balances of deposits held during the first nine months of 2008.

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

Also, a new safe harbor ruling issued earlier in 2008 requires that in order for residential properties to be eligible for Section 1031, the taxpayer’s personal use of the property must be limited to no more than 14 days per year or 10% of the rental period, and the properties must be rented for at least 2 weeks per year for 2 years preceding and following the exchange.  As a result, the Company has seen a decrease in the utilization of Section 1031 exchanges on these types of vacation homes.

Other revenues primarily include investment management fee income, income related to the Company’s other equity method investments and agency service fees, as well as search fee and other ancillary fees.  Other revenues decreased 0.9% in 2008 compared with the third quarter of the prior year.  Other revenues increased 14.2% in the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007, primarily due to increases from investment management fee income generated by the Company’s trust division and equity in earnings of unconsolidated affiliates.

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

Investment income decreased 8.2% to $3,471,800 in the first nine months of 2008, compared with $3,783,240 in the same period in 2007 and decreased 17.1% to $1,079,760 from $1,301,878 for the three months ended September 30, 2008 compared with the same period in 2007.  The decline in investment income was due to lower levels of interest earned on short-term funds and a decline in the investment portfolio.

Net realized loss on investments totaled $669,586 for the nine months ended September 30, 2008, compared with net realized gain of $887,211 for the corresponding period in 2007.  These net losses resulted primarily from impairment losses of approximately $714,000 on several equity and fixed income securities in the Company’s portfolio that were deemed to be other than temporary.  Management has determined that the unrealized losses from remaining equity securities at September 30, 2008 are temporary in nature.

Operating Expenses:  The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provisions for claims and office occupancy and operations.  Total operating expenses decreased 8.4% and 1.4% for the three and nine-month periods ended September 30, 2008 compared with the same periods in 2007.  The total decrease in third quarter operating expenses resulted primarily from a lower level of premiums written by the Company’s agents and the corresponding decrease in commissions paid to agents, along with decreases in contract labor, partially offset by an increase in salaries and employee benefits.

Following is a summary of the Company’s operating expenses for the three and nine months ended September 30, 2008 and 2007.  Intersegment eliminations have been netted with each segment; therefore, the individual segment amounts will not agree to Note 5 in the accompanying Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	%	2007	%	2008	%	2007	%
Title insurance	$15,353,302	92	$16,916,228	93	$51,480,504	93	$52,672,529	94
Exchange services	297,565	2	326,927	2	947,917	2	1,062,364	2
All other	940,663	6	872,936	5	3,052,382	5	2,556,137	4
Total	$16,591,530	100	$18,116,091	100	$55,480,803	100	$56,291,030	100

On a combined basis, profit margins were 4.7% and 11.2% for the nine months ended September 30, 2008 and 2007, respectively.  Total revenues decreased 10.2% in the first nine months of 2008, while operating expenses only decreased 1.4%, contributing to a lower combined profit margin for 2008, partially offset by a decrease in the effective income tax rate.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents decreased 10.1% from the prior year third quarter primarily due to decreased premiums from agency operations of 9.7% in 2008 as noted previously.  Commission expense as a percentage of net premiums written by agents was 69.5% and 69.8% for the third quarter 2008 and 2007, respectively.  Commission rates vary by the geographic area in which the commission is paid and may be influenced by state regulations.

Based on the Company’s review of the underlying claims data and trends, the provision for claims as a percentage of net premiums written (loss provision ratio) was 12.9% for the third quarter of 2008 versus 12.4% for the same period in 2007.  For the nine months ended September 30, 2008 and 2007, the provision for claims as a percentage of net premiums written was 16.2% and 15.7%, respectively.  These high loss provision ratios in both 2008 and 2007 reflect the negative impact of large fraud-related claims that were reported in both the current and prior years.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Declining economic conditions and/or declining real estate transaction volumes have historically been drivers of increased claim expenses due to increased mechanics liens, defalcations and other related risks which may be discovered during property foreclosures.  The increase in the loss provision ratio for the nine months ended September 30, 2008 from the 2007 level resulted in approximately $295,000 more in reserves than would have been recorded at the lower 2007 level.

Based on actuarial projections, paid claims and specific case reserve emergence has been greater than expected during 2008.  The unfavorable loss emergence in the third quarter of 2008 is concentrated in the 2006 through 2008 policy years, partially offset by favorable claims experience in earlier policy years.  The unfavorable loss emergence primarily resulted from the occurrence of a large fraud claim in the current year, as noted earlier.  If material occurrences of mortgage-related fraud and other similar types of claims occur, the Company’s ultimate loss estimates for recent policy years could increase, which could result in an increase in the provision for claims in current operations.  Management will continue to monitor actual versus expected loss emergence.  Management considers the loss provision ratios for the third quarter and first nine months of 2008 and 2007 to be appropriate given the long-tail nature of title insurance claims and the inherent uncertainty in title insurance claims emergence patterns.  Title claims are typically reported and paid within the first several years of policy issuance.

The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience, among other factors.  Actual payments of claims, net of recoveries, were $8,014,832 and $6,854,279 in the first nine months of 2008 and 2007, respectively.

At September 30, 2008, the total reserves for claims were $37,290,000.  Of that total, $4,570,779 was reserved for specific claims, and $32,719,221 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 29.9% and 22.3% for the third quarter ended September 30, 2008 and 2007, respectively. For the first nine months of the year, salaries, employee benefits and payroll taxes as a percentage of total revenues were 27.3% and 23.7% for 2008 and 2007, respectively.  The increase in salary and employee benefit costs in 2008 was primarily related to salary increases and additional personnel costs related to staff hired by Investors Trust Company.  The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 83.9% and 85.3% of the total consolidated amount for the nine months ended September 30, 2008 and 2007, respectively.

Expenses related to overall office occupancy and operations as a percentage of total revenues was 6.5% and 5.6% for the third quarter ended September 30, 2008 and 2007, respectively, and 6.5% and 6.4% for the first nine months of 2008 and 2007, respectively.

Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes.  Premium and retaliatory taxes as a percentage of premiums written were 2.0% and 2.2% for the nine months ended September 30, 2008 and 2007, respectively.

Professional and contract labor fees for the three and nine months ended September 30, 2008 compared with the same period in 2007 decreased primarily due to a decrease in contract labor fees associated with investments in infrastructure and technology in 2007.

Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.

Income Taxes:  The provision for income taxes was 16.9% and 20.4% of income before income taxes for the nine months ended September 30, 2008 and 2007, respectively.  The effective income tax rates for the quarters were below the U.S. federal statutory income tax rate (34%), primarily due to tax-exempt investment income.

Net Income:  On a consolidated basis, the Company reported net income in the first nine months of 2008 of $2,767,479, or $1.15 per share on a diluted basis, compared with $7,334,255 or $2.91 per share on a diluted basis, for the prior year period.

Liquidity and Capital Resources

Cash flows:  Net cash provided by operating activities for the nine months ended September 30, 2008 amounted to $3,787,909, compared with $8,426,631 for the same nine-month period of 2007.  The decrease in net cash provided by operating activities was primarily the result of the decrease in net income, an increase in claims payments and a decrease in current taxes payable.  Historically, cash flow from operations has been the primary source of financing for operations, additions to property, dividends to shareholders and other requirements.

The principal non-operating uses of cash and cash equivalents for the three and nine month periods ended September 30, 2008 and 2007 were repurchases of common stock and payment of dividends.  Of the shares repurchased by the Company, 96,000, or approximately 93% of the total shares repurchased by the Company during the quarter, were repurchased in two private transactions, one of which was with a non-employee director of the Company at a per share price of $47.50 and the other of which was with a family member of such non-employee director at a per share price of $44.01. Each price represents the current bid price on the day of the respective transaction.

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

In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities.  As of September 30, 2008, the Company held cash and cash equivalents of $6,302,937, short-term investments of $26,268,940 and various other readily marketable securities.

Investments as of September 30, 2008 include $10.5 million par value and $10.3 million fair value of auction rate securities (“ARS”) held on the books of the Company.  ARS were structured to provide purchase and sale liquidity through a Dutch auction process.  Due to the increasingly stressed and liquidity-constrained environment in money markets, the auction process for ARS began failing in February 2008 as broker-dealers ceased supporting auctions with their own capital.  As of September 30, 2008, these securities were recorded at a fair value that reflects the current lack of liquidity using a discounted cash flow methodology.  The credit quality of the ARS is high, as all are rated investment grade, and the Company continues to receive interest income.  The Company does not believe the current illiquidity of these securities will impact its operations.

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

The total reserve for all reported and unreported losses the Company incurred through September 30, 2008 is represented by the reserves for claims. Information regarding the claims reserves can be found in Note 2 to the consolidated financial statements of this Form 10-Q and under “Results of Operations – Operating expenses” above.  Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC.

In conducting its operations, the Company routinely holds customers’ assets in escrow, pending completion of real estate transactions.  Certain of these amounts are maintained in segregated bank accounts and have not been included in the Consolidated Balance Sheets.

In addition, the Company holds proceeds from tax-deferred property exchanges for customers until a qualifying exchange can occur, which results in a contingent liability to the Company.  These are funds of the party conducting the exchange however and, as is industry practice, are not included in the Consolidated Balance Sheets.  However, the Company is obligated to its customers for the disbursements of the funds in accordance with its customer agreements.  These contingent liabilities, all of which are short term in nature due to the time restriction on completing like-kind tax deferred exchanges, are also not included on the Consolidated Balance Sheets.

Equity Investments: The Company’s equity investments are in public companies whose security prices are subject to volatility.  The recent extreme volatility and significant disruptions in the financial markets contributed to a significant decrease in other comprehensive income.  In addition, for the nine months ended September 30, 2008, the Company recorded approximately $714,000 of other-than-temporary impairments on equity and fixed income investments.

Recent Accounting Pronouncements

For a description of the Company’s recent accounting pronouncements, please see Note 1 to the Notes to Condensed Consolidated Financial Statements included elsewhere herein.

Subsequent Event

Subsequent to September 30, 2008, the Company was notified that it may have exposure to title claims arising from unpaid mechanic and materialman subcontractors on insured properties.  The Company has been made aware that a significant builder client is experiencing financial difficulties and is delinquent in paying such subcontractors.  Although the information available at this time is uncertain, the value of the associated claims may total as much as $5.3 million.  To date, there have been three claims submitted totaling approximately $47,000.  It is difficult to predict the ultimate exposure to the Company because additional information is required and the future direction of the builder is currently indeterminable.  The Company may have exposure to additional material and mechanic lien claims to the extent other builders are experiencing similar difficulties in paying subcontractors on a current basis.

Safe Harbor Statement

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the SEC and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current outlook for future periods.  These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Company’s market risk or market strategy occurred during the current period.  A detailed discussion of market risk is provided in the Company’s 2007 Annual Report on Form 10-K for the year ended December 31, 2007.  However, during the quarter ended September 30, 2008, there were significant disruptions in the financial markets.  As a result of these disruptions, the Company had a net unrealized loss of approximately $494,000 in its fixed maturities portfolio at September 30, 2008, compared with a net unrealized gain of approximately $1.3 million at December 31, 2007 and a net unrealized gain of approximately $1.6 million in its equity securities portfolio at September 30, 2008, compared with a net unrealized gain of approximately $4.1 million at December 31, 2007.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes to Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

Except for the addition of the risk factor detailed below, there have been no material changes in risks previously disclosed under Item 1A.of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Current levels of real estate market volatility are unprecedented. The real estate and credit markets have been experiencing extreme volatility and disruption for more than 12 months.  In recent weeks, the volatility and disruption have reached unprecedented levels.  In some cases, the markets have exerted downward pressure on stock prices and security prices for certain issuers without regard to those issuers’ underlying financial strength.  If the current levels of real estate and credit market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience adverse effects, which may be material, on its results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)
The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended September 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

Beginning of period				214,010
07/01/08– 07/31/08	3,373	$44.86	3,373	210,637
08/01/08– 08/31/08	67,145	$47.42	67,145	143,492
09/01/08– 09/30/08	32,248	$44. 09	32,248	32,248
Total:	102,766	$46.29	102,766	111,244

For the quarter ended September 30, 2008, the Company purchased an aggregate of 102,766 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  The Board of Directors of the Company approved the purchase of up to an aggregate of 625,000 shares of the Company’s common stock pursuant to the Plan.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company intends to make further purchases under this Plan.

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

Dated: November 6, 2008