Form 10-K
period 2008-12-31
INVESTORS TITLE CO
filed 2009-03-09
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from __to __

Commission file number 0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

121 North Columbia Street
Chapel Hill, North Carolina 27514
(919) 968-2200
(Address and telephone number of principal executive office)

Securities registered pursuant to section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, no par value	NASDAQ Global Market
Rights to Purchase Series A Junior Participating Preferred Stock	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act:
None

     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [   ]     No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [   ]     Accelerated filer [X]     Non-accelerated filer [   ]     Smaller reporting company
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]     No [X]

     The aggregate market value of the common shares held by non-affiliates was $82,336,510 based on the closing sales price on the NASDAQ Global Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008).

     As of February 20, 2009, there were 2,294,118 common shares of the registrant outstanding

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 20, 2009 are incorporated by reference in Part III hereof.

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

  the level of real estate transactions, the level of mortgage origination volumes (including refinancing) and changes to the insurance requirements of the participants in the secondary mortgage market, and the effect of these factors on the demand for title insurance;

  changes in general economic conditions, including the performance of the credit and real estate markets;

  significant changes to applicable government regulations;

  the possible inadequacy of provisions for claims to cover actual claim losses;

  the incidence of fraud-related losses;

  heightened regulatory scrutiny;

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

OVERVIEW OF THE BUSINESS

     The Company engages in several lines of business. Its primary business activity is the issuance of residential and commercial title insurance through ITIC and NE-ITIC. The second line of business provides tax-deferred real property exchange services through its subsidiaries, Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”). The Company entered into the business of providing investment management and trust services to individuals, trusts and other entities in 2003. The Company has two reportable operating segments. The title insurance segment consists of the operations of ITIC and NE-ITIC. The exchange services segment consists of the operations of ITEC and ITAC. The Company’s remaining lines of business are not currently material enough to constitute reportable segments. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 13 of Notes to Consolidated Financial Statements in this Form 10-K Annual Report for additional information related to the revenues, income and assets attributable to the Company’s primary operating segments.

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

     Upon a real estate closing, the seller executes a deed to the new owner. When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property. If a claim is made against real property, title insurance provides indemnification against insured defects.

     A title defect is one of any number of things that could jeopardize the property owner’s or mortgagee’s interest in the property defined in the title policy. Such risks include title being vested in someone or some entity other than the insured, unmarketable title, lack of a right of access to the property, invalidity or unenforceability of the insured mortgage, or other defects, liens, or encumbrances against the property. Examples of common types of covered risks include defects arising from prior unsatisfied mortgages, tax liens or confirmed assessments, judgments against the property or encumbrances against the property arising through easements, restrictions or other existing covenants. Title insurance also generally protects against deeds or mortgages that contain inaccurate legal descriptions, that were forged or improperly acknowledged or delivered, that were executed by spouses without the other spouse’s signature or release of marital interest or that were conveyed by minors or incompetents.

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

     Insured Risk on Policies in Force. Generally, the amount of the insured risk or “face amount” of insurance on a title insurance policy is equal to the lesser of the purchase price of the insured property or the fair market value of the property. In the event that a claim is made against the property, the insurer is responsible for paying the legal costs associated with eliminating covered title defects or defending the insured party against covered title defects affecting the property. The insurer may choose to pay the policy limits to the insured or, if the loss is less than policy limits, the amount of the insured’s actual loss due to the title defect, at which time the insurer’s duty to defend the claim and all other obligations of the insurer with respect to the claim are satisfied.

     At any given time, the insurer’s actual risk of monetary loss under outstanding policies is only a portion of the aggregate insured risk, or total face amount, of all policies in force. The lower risk results primarily from the reissuance of title insurance policies by other underwriters over time when the property is conveyed or refinanced. The coverage on a lender’s title insurance policy is reduced and eventually terminated as the mortgage loan it secures is paid. An owner’s policy is effective as long as the insured has an ownership interest in the property or has liability under warranties of title. Due to the variability of these factors, the aggregate contingent liability of a title underwriter on outstanding policies of the Company and its subsidiaries cannot be determined with any precision.

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

     Title claims can often be complex, vary greatly in dollar amounts, are affected by economic and market conditions and may involve uncertainties as to ultimate exposure, and therefore, reserve estimates are subject to variability. For a more complete description of the Company’s reserves for claims, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K Annual Report.

     Geographic Operations. ITIC was incorporated in the State of North Carolina on January 28, 1972, and became licensed to write title insurance in the State of North Carolina on February 1, 1972. At present, ITIC primarily writes land title insurance in 23 states, mostly in the eastern half of the United States. ITIC is licensed to write title insurance in 44 states and the District of Columbia.

     NE-ITIC was incorporated in the State of South Carolina on February 23, 1973, and became licensed to write title insurance in that state on November 1, 1973. It currently writes title insurance as a primary insurer and as a reinsurer in the State of New York. NE-ITIC is also licensed to write title insurance in 19 additional states and the District of Columbia.

     Premiums from title insurance written in the state of North Carolina represent the largest source of revenue for the title insurance segment. In the state of North Carolina, ITIC primarily issues title insurance commitments and policies through branch offices. Title policies are primarily issued through issuing agents in other states. For a description of the level of net premiums written geographically by state, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

     Each state license authorizing ITIC or NE-ITIC to write title insurance must be renewed annually. These licenses are necessary for the companies to operate as a title insurer in each state in which they write premiums.

     Ratings. The Company’s title insurance subsidiaries are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or their claims paying ability. The rating agencies determine ratings primarily by analyzing financial data. ITIC has been rated by two independent Fannie Mae-approved financial analysis firms, Demotech, Inc. and LACE Financial Corporation (“LACE”), with financial stability ratings of A” (A Double Prime) and B, respectively. NE-ITIC’s financial stability also has been recognized by Demotech, Inc. and LACE with ratings of A” (A Double Prime) and A, respectively. According to Demotech, title underwriters earning a Financial Stability Rating of A’’ (A Double Prime) possess Unsurpassed financial stability related to maintaining positive surplus as regards policyholders, regardless of the severity of a general economic downturn or deterioration in the title insurance cycle. A LACE rating of “A” or “B” indicates that a title insurance company has a strong overall financial condition that will allow it to meet its future claims, and that, generally, the company has good operating earnings, is well capitalized and has adequate reserves.

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

     Exchange Services

     In 1988, the Company established Investors Title Exchange Corporation, a wholly owned subsidiary (“ITEC”), to provide services in connection with tax-deferred exchanges of like-kind property pursuant to Section 1031 of the Internal Revenue Code. ITEC acts as an intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investments, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company.

     Investors Title Accommodation Corporation (“ITAC”) provides services for accomplishing reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property.

     The services provided by the Company’s exchange segment are pursuant to provisions in the Internal Revenue Code. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently the revenues and profitability of the Company’s exchange segment.

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

     In addition, the final regulations clarify that qualified intermediaries may earn marketing fees from financial institutions. The Company currently believes that any marketing fees earned on deposits in the future would at least partially offset the loss of interest spread retained on exchange deposits under prior business practices. Consequently, the Company currently believes that the final regulations should not have a material impact on the earnings of the exchange services segment. The regulations however have only recently been adopted, and therefore the Company has had only limited experience under this new regime; it is possible that these new regulations may have unanticipated consequences that will negatively affect tax-deferred exchanges, which could have an adverse effect on the revenues and profitability of the Company’s exchange services segment. In addition, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K Annual Report for additional information regarding IRS regulations.

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

     For a description of the level of net premiums written by direct and agency operations, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

CYCLICALITY AND SEASONALITY

     Title Insurance

     Real estate activity is cyclical in nature. Title insurance premiums are closely related to the level of real estate activity and the volume of mortgage origination. A number of general and economic factors influence demand for title insurance, including changes in mortgage interest rates and the availability of mortgage financing, consumer confidence, economic conditions, supply and demand and family income levels.

     The title insurance business tends to be seasonal as well as cyclical. Historically, the winter months have the least real estate activity because fewer real estate transactions occur, while the remaining quarters are more active. Refinance activity is generally less seasonal, but it is subject to interest rate fluctuations. The Company anticipates that current market conditions, including weakening home sales and falling home prices, rising foreclosures and the sub prime lending crisis, will be the primary influences on the Company’s operations until some stabilization occurs.

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

     The Company’s two insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed. These and other governmental authorities have the power to enforce state and federal laws to which the title insurance subsidiaries are subject, including but not limited to, the Real Estate Settlement Procedures Act (“RESPA”).

     The United States Department of Housing and Urban Development (“HUD”) published final rules regarding RESPA on November 17, 2008. The new rules became effective on January 16, 2009. Among other reforms, these new rules require lenders and mortgage brokers to provide consumers with a standard good faith estimate that more clearly discloses loan terms and closing costs, including title insurance premiums and charges, and facilitates comparison shopping by home buyers. HUD has also indicated that it intends to seek legislative changes to RESPA that will complement the rules and provide HUD with enforcement mechanisms for some of the most important consumer disclosures and protections.

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

     Exchange Services

     Intermediary services are not federally regulated by any regulatory commissions, and neither ITEC nor ITAC operate in any states that regulate this industry. ITEC and ITAC both provide services to taxpayers pursuant to IRS regulations that provide taxpayers a safe harbor by using a qualified intermediary to structure tax-deferred exchanges of property and using an exchange accommodation titleholder to hold property in reverse exchange transactions.

     Investment Management and Trust Services

     Investors Trust is regulated by the North Carolina Commissioner of Banks.

COMPETITION

     Title Insurance

     The title insurance industry is highly competitive. ITIC’s and NE-ITIC’s major competitors together comprise a majority of the title insurance market on a national level. The number and size of competing companies varies in the different geographic areas in which the Company conducts business. Key factors that affect competition in the title insurance industry are timeliness and quality of service, price, expertise and the financial strength and size of the insurer. Title insurance underwriters also compete for agents based upon service and commission levels. Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and related information than the Company.

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

INVESTMENT POLICIES

     The Company and its subsidiaries derive a substantial portion of their income from investments in bonds (municipal and corporate) and equity securities. The Company’s investment policy is designed to maintain a high quality portfolio and maximize income. The Company invests primarily in short-term investments, federal and municipal governmental securities and investment grade debt securities and equity securities. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries. The Company manages its investment portfolio and does not utilize third party investment managers. The securities in the Company’s portfolio are subject to economic conditions and normal market risks.

     See Note 3 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for the major categories of investments, scheduled maturities, amortized cost, market values of investment securities and earnings by category.

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

EMPLOYEES

     The Company has no paid employees. Officers of the Company are full-time paid employees of ITIC. The Company’s subsidiaries had 218 full-time employees and 21 part-time employees as of December 31, 2008. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

     ADDITIONAL INFORMATION

     The Company’s internet address is www.invtitle.com, the contents of which are not and shall not be deemed a part of this document or any other Securities and Exchange Commission filing. The Company makes available free of charge through its internet website its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”), and also makes available the Section 16 reports on Forms 3, 4 and 5 of its insiders no later than the end of the business day following such filings. The information is free of charge and may be reviewed and downloaded from the website at any time. The public may read any material it has filed with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The Investors section of the Company’s website also includes its code of business conduct and ethics and the charters of the Audit, Compensation and Nominating Committees of its Board of Directors.

ITEM 1A. RISK FACTORS

     The risk factors listed in this section and other factors noted herein could cause actual results to differ materially from those contained in any forward-looking statements.

     The Company’s results of operations and financial condition are subject to cyclical demand for title insurance, which depends upon the volume of residential and commercial real estate transactions and mortgage refinancing transactions and economic factors.

     The demand for the Company’s title insurance and other real estate transaction products and services varies over time and from year to year and is dependent upon, among other things, the volume of commercial and residential real estate transactions and mortgage refinancing transactions. The volume of these transactions has historically been influenced by factors such as the state of the overall economy, the availability of mortgage financing and mortgage interest rates. During an economic downturn or recession, such as current conditions in the United States, or when the availability of mortgage financing is limited or mortgage interest rates are increasing, real estate activity typically declines. The cyclical nature of the Company’s business has caused fluctuations in revenue and profitability in the past and is expected to do so in the future.

     The real estate and credit markets have been experiencing significant volatility and disruption for more than 12 months. The value of residential real estate property and the volume of new and existing home sales have significantly declined since the market peak in 2005. If the current levels of real estate and credit market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience adverse effects, which may be material, to its results of operations.

     The overall demand for title insurance also depends in part upon the requirement by mortgage lenders and participants in the secondary mortgage market that title insurance policies be obtained on residential and commercial real property.

     The Company may experience material losses resulting from fraud, defalcation or misconduct.

     Fraud, defalcation, regulatory noncompliance and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business. Agents and approved attorneys typically handle large sums of money in trust pursuant to the closing of real estate transactions and misappropriation of funds by any of these parties could result in large title claims.

     The Company has recently experienced an increase in its level of fraud-related losses. If current economic conditions remain poor or deteriorate further, the Company may continue to experience increases in the incidence of fraud, defalcation and misconduct, which may have a material adverse effect on it.

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

     Poor economic conditions can lead to increased incidences of title insurance claims, and consequently losses, due to increases in defaults and foreclosures upon insured properties. The Company has experienced an increase in the incidence of title claims and losses during the recent economic downturn. If the current environment continues or deteriorates further, the Company may continue to experience increased levels of claims and losses, which may have a material negative effect on its financial condition and results of operations.

     Exposure to mechanic lien claims increases during periods of declining home sales.

     The ongoing and significant decline in new home sales has led to an increase in mechanic liens being filed for unpaid construction work. Frequently, these liens do not appear in the public record until significant time has lapsed from when the work was performed. In many jurisdictions, these liens have priority as of the date work commenced, therefore, making it difficult for title insurance companies to underwrite. This “hidden” risk can cause significant increases in claims during periods of declining new home sales. In the recent economic downturn, the Company has experienced increased claims and losses related to this particular risk. Although it has implemented procedures to mitigate against this risk in the future, claims and losses related to this risk under existing policies may continue to increase if current economic conditions continue or deteriorate further.

     A decline in the performance of the Company’s investments could materially adversely affect net income and cash flows.

     Changes in general economic conditions, interest rates, activities in securities markets and other external factors could adversely affect the value of the Company’s investment portfolio and, in turn, the Company’s operating results and financial condition. Recent declines in the capital markets have adversely affected the Company’s investment portfolio, resulting in declines in the sale value and liquidity of securities.

     The Company and its subsidiaries are subject to complex government regulations.

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

  licensing of insurers and agents;

  capital and surplus requirements;

  approval of premium rates for insurance;

  limitations on types and amounts of investments;

  restrictions on the size of risks that may be insured by a single company;

  deposits of securities for the benefit of policy holders;

  filing of annual and other reports with respect to financial condition;

  approval of policy forms; and

  regulations regarding the use of personal information.

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

     The title insurance industry is highly competitive. Key factors that affect competition in the title insurance business are quality of service, price within regulatory parameters, expertise, timeliness and the financial strength and size of the insurer. Title companies compete for premiums by choosing various distribution channels which may include company-owned operations and issuing agency relationships with attorneys, lenders, realtors, builders and other settlement service providers. Title insurance underwriters compete for agents on the basis of service and commission levels. Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and information than the Company. The number and size of competing companies varies in the different geographic areas in which the Company operates. Competition among the major providers of title insurance or the acceptance of new alternatives to traditional title products by the marketplace could adversely affect the Company’s operations and financial condition.

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

     The Company is an insurance holding company and has no substantial operations of its own. The Company’s ability to pay dividends and meet its obligations is dependent, among other things, on the ability of its subsidiaries to pay dividends or repay funds to it. The Company’s insurance subsidiaries are subject to insurance and other regulations that limit the amount of dividends, loans or advances to it based on the amount of adjusted unassigned surplus and net income and require these subsidiaries to maintain minimum amounts of capital, surplus and reserves. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior state insurance regulatory approval. These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or grow its business. For further discussion of the regulation of dividend payments and other transactions between affiliates, see “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

     The Company may encounter difficulties managing growth or technology changes, which could adversely affect its results.

     The Company has historically achieved revenue growth in part through a combination of developing related new products or services and increasing its market share for existing products. A portion of the Company’s growth may be in services or geographic areas with which management is less familiar than with its core business and geographic areas. The expansion of the Company’s business, particularly in new services or geographic areas, or significant changes in technology may subject it to associated risks, such as the diversion of management’s attention, lack of substantial experience in operating such businesses and a change in competitive position resulting from technology changes.

     The Company relies upon North Carolina for about 48% of its title insurance premiums.

     North Carolina is the largest source of revenue for the title insurance segment and, in 2008, North Carolina-based premiums accounted for approximately 48% of premiums earned by the Company. A decrease in North Carolina business would negatively impact financial results.

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

     Failures at financial institutions at which the Company deposits funds could adversely affect the Company.

     The Company deposits substantial funds in financial institutions. These funds include amounts owned by third parties, such as escrow deposits. Should one or more of the financial institutions at which the Company maintains deposits fail, there is no guarantee that the Company would recover the funds it has deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

     The Company owns two adjacent office buildings and property located on the corner of North Columbia and West Rosemary Streets in Chapel Hill, North Carolina, which serve as the Company’s corporate headquarters. The main building contains approximately 23,000 square feet and has on-site parking facilities. The Company’s principal subsidiary, ITIC, leases office space in 32 locations throughout North Carolina, South Carolina, Michigan and Nebraska. NE-ITIC leases office space in one location in New York. Each of the office facilities occupied by the Company and its subsidiaries are in good condition and adequate for present operations. In November 2005, the Company purchased approximately 7,000 square feet of additional office space in Chapel Hill, North Carolina that was previously leased for ITEC, ITAC, ITIC’s Commercial Services Division and ITIC’s Settlement Services Division.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in various legal proceedings that are incidental to their business. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings will not, in the aggregate, be material to the Company’s consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

EXECUTIVE OFFICERS OF THE COMPANY

     Following is information regarding the executive officers of the Company as of February 28, 2009. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	74	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	46	President, Treasurer, Chief Financial Officer, Chief Accounting
		Officer and Director
W. Morris Fine	42	Executive Vice President, Secretary and Director

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data

     The Common Stock of the Company is traded under the symbol “ITIC” on the NASDAQ Global Market. The number of record holders of common stock at December 31, 2008 was 435. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies. The following table shows the high and low sales prices reported on the NASDAQ Global Market.

	2008		2007
	High	Low	High	Low
First Quarter	$49.25	$35.75	$55.73	$49.13
Second Quarter	$50.88	$44.76	$50.58	$47.02
Third Quarter	$49.50	$39.76	$50.58	$37.92
Fourth Quarter	$41.30	$28.35	$42.21	$35.50

     The Company paid cash dividends of $0.07 and $0.06 per share in each of the four quarters in 2008 and 2007, respectively.

     The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be in the discretion of the Board of Directors and will be dependent upon the Company’s future earnings, financial condition and capital requirements. The payment of dividends is subject to the restrictions described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

     The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended December 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
	Total Number	Average Price	Shares Purchased as	Shares that May Yet Be
	of Shares	Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plan	Plan
Beginning of period				111,244
10/01/08 – 10/31/08	5,826	$33.05	5,826	105,418
11/01/08 – 11/30/08	532	36.83	532	499,468
12/01/08 – 12/31/08	-	-	-	499,468
Total	6,358	$33.37	6,358	499,468

     For the quarter ended December 31, 2008, the Company purchased an aggregate of 6,358 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000. On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval. Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased. The Company intends to make further purchases under this Plan.

ITEM 6. SELECTED FINANCIAL DATA
(dollars in thousands except per share data)

For the Year	2008	2007	2006	2005	2004
Net premiums written	$63,662	$69,984	$70,196	$76,522	$71,843
Revenues	71,123	84,942	84,662	87,864	79,841
Investment income	4,559	5,197	4,326	3,336	2,753
Net (loss) income	$(1,183)	$8,402	$13,185	$13,293	$10,719

Per Share Data
Basic (loss) earnings per common share	$(0.50)	$3.39	$5.22	$5.19	$4.29
Weighted average shares outstanding—Basic	2,364	2,479	2,528	2,560	2,497
Diluted (loss) earnings per common share	$(0.50)	$3.35	$5.14	$5.10	$4.09
Weighted average shares outstanding—Diluted	2,364	2,509	2,564	2,608	2,621
Cash dividends per share	$.28	$.24	$.24	$.16	$.15

At Year End
Assets	$139,858	$149,642	$143,516	$128,472	$113,187
Investments in securities	115,892	129,026	121,580	95,153	93,261
Stockholders’ equity	89,858	99,276	95,276	84,297	72,507
Book value/share	39.18	41.17	38.00	33.07	29.22

Performance Ratios
Net (loss) income to:
Average stockholders’ equity	(1.25%)	8.64%	14.69%	16.95%	15.80%
Total revenues - (loss) profit margin	(1.66%)	9.89%	15.57%	15.13%	13.43%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes in this report.

Overview

     Title Insurance: Investors Title Company (the “Company”) is a holding company that engages primarily in two segments of business: title insurance and exchange services. Its primary business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and Northeast Investors Title Insurance Company (“NE-ITIC”), which accounted for 94.3% of the Company’s operating revenues in 2008. Through ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

     Volume is a factor in the Company’s profitability due to the existence of fixed operating costs. These expenses will be incurred by the Company regardless of the level of premiums written. The resulting operating leverage has historically tended to amplify the impact of changes in volume on the Company’s profitability. The Company’s profitability also depends, in part, upon its ability to manage its investment portfolio to maximize investment returns and minimize risks such as interest rate changes or defaults or impairments of assets.

     The Company’s volume of title insurance premiums is affected by the overall level of residential and commercial real estate activity. In turn, real estate activity is generally affected by a number of factors, including the availability of mortgage credit, the cost of real estate, consumer confidence, employment and family income levels and general United States economic conditions.

     Another important factor in the level of residential and commercial real estate activity is the effect of changes in interest rates. According to data published by Freddie Mac, the annual average 30-year fixed mortgage interest rates in the United States were reported to be 6.03%, 6.34% and 6.41% for the years 2008, 2007 and 2006, respectively.

     The cyclical nature of the residential and commercial real estate markets – and consequently, the land title insurance industry - has historically caused fluctuations in revenues and profitability, and it is expected to continue to do so in the future. Additionally, there are seasonal influences in real estate activity and accordingly in revenue levels for title insurers.

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

     Factors that influence the title insurance industry will also generally affect the exchange services industry. In addition, the services provided by the Company’s exchange services segment are pursuant to provisions in the Internal Revenue Code. From time to time, these exchange provisions are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently the revenues and profitability of the Company’s exchange segment.

     Other Services: Other operating business segments not required to be reported separately are reported in a category called All Other. Other services include those offered by the parent holding company and by its wholly owned subsidiaries, Investors Trust Company (“Investors Trust”), Investors Capital Management Company (“ICMC”) and Investors Title Management Services, Inc. (“ITMS”). In conjunction with Investors Trust, ICMC provides investment management and trust services to individuals, companies, banks and trusts. ITMS offers consulting services to clients.

Business Trends and Recent Conditions

     The continued downturn in U.S. economic activity and the ongoing decline in real estate transactions were primary drivers behind the lower premiums written in the title industry in 2008.

     During the real estate boom, many lenders loosened their underwriting guidelines, particularly in the sub prime loan market. These lower underwriting standards, when combined with new methods of financing loans created a supply of inexpensive credit which led to a build up in mortgage loans to high risk borrowers. As a result, there has been a substantial increase in loan defaults and mortgage foreclosures. Lenders are now returning to stricter loan underwriting standards, which results in lower overall loan volume. This lower loan volume has, in turn, resulted in a lower level of title premiums generated in the marketplace. In addition, the downturn in housing and related mortgage finance industries has contributed to higher claims costs. An increase in property foreclosures tends to reveal title defects. A slowing pace of real estate activity also triggers the likelihood of certain types of title claims, such as mechanics’ liens on newly constructed property. These factors have historically caused title claims to increase in past real estate market cyclical downturns and the Company has experienced such increases during the current downturn.

     Historically, activity in real estate markets has varied over the course of market cycles in response to evolving economic factors. The Company anticipates that current market conditions, including the sub prime lending crisis, rising foreclosures, weakening home sales and falling home prices, will be primary influences on the Company’s operations until some stabilization occurs. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company’s future operating results and cash flows.

     In addition, the credit market disruptions in 2008 resulted in an increase in the Company’s realized capital losses, which are reflected in net income, and unrealized capital losses, which are reflected in accumulated other comprehensive income. The carrying amount, which approximates fair value, of investments at December 31, 2008 and 2007 was approximately $115.9 million and $129.0 million, respectively.

Credit Ratings

     ITIC has been rated by two independent Fannie Mae-approved financial analysis firms, Demotech, Inc. and LACE Financial Corporation (“LACE”), with financial stability ratings of A” (A Double Prime) and B, respectively. NE-ITIC’s financial stability also has been recognized by Demotech, Inc. and LACE with ratings of A” (A Double Prime) and A, respectively. According to Demotech, title underwriters earning a Financial Stability Rating of A” (A Double Prime) possess Unsurpassed financial stability related to maintaining positive surplus as regards policyholders, regardless of the severity of a general economic downturn or deterioration in the title insurance cycle. A LACE rating of “A” or “B” indicates that a title insurance company has a strong overall financial condition that will allow it to meet its future claims, and that, generally, the company has good operating earnings, is well-capitalized and has adequate reserves.

Critical Accounting Estimates and Policies

     This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s accompanying Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s management makes various estimates and judgments when applying policies affecting the preparation of the Consolidated Financial Statements. Actual results could differ from those estimates. Significant accounting policies of the Company are discussed in Note 1 to the accompanying Consolidated Financial Statements. Following are those accounting estimates and policies considered critical to the Company.

Reserves for Claim Losses

     The total reserve for all reported and unreported losses the Company incurred through December 31, 2008 is represented by the reserve for claims of $39,238,000 on the accompanying consolidated balance sheet. Of that total, $6,447,345 was reserved for specific claims, and $32,790,655 was reserved for claims for which the Company had no notice. The Company’s reserves for claims are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, “IBNR”).

     In accordance with the requirements of paragraph 17 of Statement of Financial Accounting Standards No. 60, a provision for estimated future claims payments is recorded at the time policy revenue is recorded. The Company records the claims provision as a percentage of premium income. By their nature, title claims can often be complex, vary greatly in dollar amounts, vary in number due to economic and market conditions such as an increase in mortgage foreclosures and involve uncertainties as to ultimate exposure. In addition, some claims may require a number of years to settle and determine the final liability for indemnity and loss adjustment expense. The payment experience may extend for more than twenty years after the issuance of a policy. Events such as fraud, defalcation and multiple property defects can substantially and unexpectedly cause increases in estimates of losses. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, these estimates are subject to variability.

     Management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims, actuarial projections and other relevant factors in determining loss provision rates and the aggregate recorded expected liability for claims. In establishing reserves, actuarial projections are compared with recorded reserves to evaluate the adequacy of such recorded claims reserves and any necessary adjustments are then recorded in current operations. As the most recent claims experience develops and new information becomes available, the loss reserve estimate related to prior periods will change to more accurately reflect updated and improved emerging data. The Company reflects any adjustments to reserves in the results of operations in the period in which new information (principally claims experience) becomes available.

     The Company initially reserves for each known claim based upon an assessment of specific facts and updates the reserve amount as necessary over the course of administering each claim. Loss ratios for earlier years tend to be more reliable than recent policy years as they are more fully developed. In making loss estimates, management determines a loss provision rate, which it then applies to net premiums written.

     There are key assumptions that materially affect the reserve estimates. The Company assumes the aggregate reported liability for known claims and IBNR, in the aggregate, will be comparable to its historical claims experience unless factors, such as loss experience, change significantly. The factors the Company considered for the recently completed fiscal year did not cause any of its key assumptions to change from assumptions used in the immediately preceding period. Also affecting the Company’s assumptions are large losses related to fraud and defalcation, as these can cause significant variances in loss emergence patterns. Management defines a large loss as one where incurred losses exceed $250,000. Due to the small volume of large claims, the long-tail nature of title insurance claims and the inherent uncertainty in loss emergence patterns, large claim activity can vary significantly between policy years. The estimated development of large claims by policy year is therefore subject to significant changes as experience develops. The Company has generally followed the same methodology for estimating loss reserves. The loss provision rate is set to provide for losses on current year policies and to provide for estimated positive or negative development on prior year loss estimates.

     Management also considers actuarial analyses in evaluating claims reserves. The actuarial methods used to evaluate reserves are loss development methods, expected loss methods and Cape Cod methods, all of which are accepted actuarial methods for estimating ultimate losses and, therefore, loss reserves. In the loss development method, each policy year’s paid or incurred losses are projected to an “ultimate” level using loss development factors. In the Cape Cod method, expected losses for one policy year are estimated based on the loss results for the other policy years, trended to the level of the policy year being estimated. Expected loss methods produce more stable ultimate loss estimates than do loss development methods, which are more responsive to the current loss data. The Cape Cod method, a special case of the Bornhuetter-Ferguson method, blends the results of the loss development and expected loss methods. For more recent policy years, more weight is given to the results of the expected loss methods; for older policy years, more weight is given to the loss development method results.

     The key actuarial assumptions are principally loss development factors and expected loss ratios. The selected loss development factors are based on a combination of the Company’s historical loss experience and title industry loss experience. Expected loss ratios are estimated for each policy year based on the Company’s own experience and title industry loss ratios. When updated data is incorporated into the actuarial models, the resulting loss development factors and expected loss ratios will likely change from the prior values. Changes in these values from 2006 through 2008 have been the result of actual Company and industry experience during the calendar year and not changes in assumptions.

     If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased two loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2008, would be as follows. Company management believes that using a sensitivity of two loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Increase in Loss Ratio of two percentage points	$(840,000)
Decrease in Loss Ratio of two percentage points	$840,000

     Despite the variability of such estimates, management believes based on historical claims experience and actuarial analysis that the reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2008. The ultimate settlement of policy and contract claims will likely vary from the reserve estimates included in the Company’s consolidated financial statements. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a materially adverse effect on the Company’s financial position or operating results.

Premiums Written and Commissions to Agents

     Generally, title insurance premiums are recorded and recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete. Policies or commitments are issued upon receipt of final certificates or preliminary reports with respect to titles. Title insurance commissions earned by the Company’s agents are recognized as expense concurrently with premium recognition.

Valuation and Impairment of Investments in Securities

     Securities for which the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are reported at cost, adjusted for amortization of premiums or accretion of discounts and other-than-temporary declines in fair value. Securities held principally for resale in the near term are classified as trading securities and recorded at fair values. Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading or held-to-maturity are classified as available-for-sale and reported at fair value, adjusted for other-than-temporary declines in fair value, with unrealized gains and losses reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. These factors are reviewed quarterly and any material degradation in the prospect for recovery will be considered in the other-than-temporary impairment analysis. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. The fair values of the majority of the Company’s investments are based on quoted market prices from independent pricing services. Over the past several months, the Company has seen credit market disruption as the result of illiquid markets and widening spreads. Auction rate securities, where quoted market prices are not available and the Company relies on discounted cash flow models for valuation purposes, have been particularly affected due to their thinly traded markets. All of the Company’s auction rate securities are rated investment grade and are substantially guaranteed by government-sponsored enterprises. Management believes these values reasonably reflect the fair value of these securities, but the key assumptions do involve qualitative inputs. Realized gains and losses are determined on the specific identification method.

Deferred Tax Asset

     The Company recorded net deferred tax assets at December 31, 2008 and 2007 related primarily to reserves for claims, allowance for doubtful accounts and employee benefits. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these assets will be realized.

Results of Operations

Operating Revenues

     Operating revenues include net premiums written plus other fee income and exchange services segment income. Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately following operating revenues. Following is a summary of the Company’s operating revenues. Intersegment eliminations have been netted with each segment; therefore, the individual segment amounts will not agree to Note 13 in the accompanying Consolidated Financial Statements.

	2008		2007		2006
Title Insurance	$65,507,644	94.3%	$71,827,793	91.1%	$71,733,763	89.9%
Exchange Services	1,163,569	1.7%	4,340,062	5.5%	5,980,027	7.5%
All Other	2,815,689	4.0%	2,655,383	3.4%	2,070,533	2.6%
	$69,486,902	100%	$78,823,238	100%	$79,784,323	100%

Title Insurance

     Net Premiums: Net premiums written decreased 9.0% in 2008 from 2007 and decreased 0.3% in 2007 from 2006. During 2008, the decrease was primarily due to the weak housing market and ongoing general declines in real estate activity and volatility and disruption of financial markets.

     Policies and Commitments: The volume of business decreased in 2008, as 200,791 policies and commitments were issued in 2008, which is a decrease of 12.4% compared with 229,329 policies and commitments issued in 2007. In 2007, policies and commitments issued declined 7.7% compared with 248,341 policies and commitments issued in 2006.

     Following is a breakdown between branch and agency premiums for the years ended December 31:

	Twelve Months Ended December, 31
	2008	%	2007	%	2006	%
Branch	$24,312,013	38	$30,144,691	43	$32,396,798	46
Agency	39,350,174	62	39,839,298	57	37,799,669	54
Total	$63,662,187	100	$69,983,989	100	$70,196,467	100

     Title insurance premiums decreased 9.0% to $63,662,187 in 2008 compared with 2007. The decrease in 2008 was made up of a $5,832,678 decrease in branch premiums and a $489,124 decrease in premiums from agency operations.

     Branch Office Net Premiums: Branch office net premiums written as a percentage of total net premiums written were 38.2%, 43.1%, and 46.1% in 2008, 2007 and 2006, respectively. The decreases since 2006 are due to an expansion of the Company’s agency relationships. Net premiums written from branch operations decreased 19.3%

in 2008 compared with 2007 and 7.0% in 2007 compared with 2006. The decrease in 2008 reflects the economic downturn. Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina, and as a result, branch premiums written primarily represent North Carolina business.

     Agency Net Premiums: Agency net premiums written as a percentage of total net premiums written were 61.8%, 56.9% and 53.9% in 2008, 2007 and 2006, respectively. Net premiums written from agency operations slightly decreased 1.2% in 2008 compared with 2007 and increased 5.4% in 2007 compared with 2006. The increase in 2007 is primarily due to additional business written by the Company’s agencies. The decrease in agency net premiums written in 2008 can be attributed to the general slowdown in real estate activity, offset by increasing agency relationships.

     Following is a schedule of net premiums written in all states where the Company’s two insurance subsidiaries ITIC and NE-ITIC currently underwrite title insurance:

State	2008	2007	2006
Illinois	$2,140,440	$1,653,518	$1,115,890
Kentucky	2,957,744	2,563,039	2,292,194
Michigan	3,326,904	3,073,006	3,488,984
New York	2,106,033	2,412,625	2,436,563
North Carolina	30,527,923	34,544,366	35,200,769
Pennsylvania	1,762,444	1,512,745	1,472,615
South Carolina	7,556,153	7,637,330	7,177,871
Tennessee	2,063,411	2,599,686	2,466,956
Virginia	5,789,337	6,121,746	6,734,698
West Virginia	2,077,603	2,029,885	2,132,330
Other	3,462,391	6,057,404	6,097,021
Direct Premiums	63,770,383	70,205,350	70,615,891
Reinsurance Assumed	166,893	42,816	22,158
Reinsurance Ceded	(275,089)	(264,177)	(441,582)
Net Premiums Written	$63,662,187	$69,983,989	$70,196,467

Exchange Services

     Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) decreased 73.2% from 2007 to 2008 and 27.4% from 2006 to 2007. Demand for tax-deferred exchange services has declined significantly due to weak appreciation or actual declines in value for many types of investment property. The decline in 2008 and 2007 revenues compared with 2006 resulted primarily from decreases in transaction volume and related lower levels of interest-spread income earned on exchange fund deposits held by the Company due to declines in the average balances of deposits held during 2008.

     In July 2008, the IRS finalized its proposed regulations regarding treatment of funds held by qualified intermediaries. As originally proposed, these rules would have negatively affected the ability of qualified intermediaries to retain a portion of the interest income earned on exchange fund deposits held by the Company during exchange transactions, which could have had a material adverse effect upon the profitability of the Company’s exchange segment. As adopted however, the new regulations apply only to individual exchange account balances over $2 million. The regulations have only recently been adopted, and therefore the Company has had only limited experience under this new regime; it is possible that these new regulations may have unanticipated consequences on the revenues and profitability of the Company’s exchange services segment.

Other Revenues

     Other revenues primarily include investment management fee income, income related to the Company’s equity method investments and agency service fees, as well as search fee and other ancillary fees. Other revenues increased in 2008 and 2007 compared with 2006 primarily due to increases from investment management fee income generated by the Company’s trust division and equity in earnings of unconsolidated affiliates. Other revenues also increased in 2007 compared with 2006 due to increases in search fee income.

Cyclicality and Seasonality

Title Insurance

     Title insurance premiums are closely related to the level of real estate activity and the average price of real estate sales. The availability of funds to finance purchases directly affects real estate sales. Home sales and mortgage lending are highly cyclical businesses. Other factors include mortgage interest rates, consumer confidence, economic conditions, supply and demand, and family income levels. Historically, residential real estate activity has been generally slower in the winter because fewer real estate transactions occur, while the spring and summer are more active. Refinance activity is generally less seasonal, but it is subject to interest rate volatility. Fluctuations in mortgage interest rates, as well as other economic factors, can cause shifts in real estate activity outside of the normal seasonal pattern.

Exchange Services

     Seasonal factors affecting the level of real estate activity and the volume of title premiums written will also affect the demand for exchange services. Slowing real estate sales led to a decline in average balances of deposits held during the year.

Nonoperating Revenues

     Investment income and realized gains and losses from investments are included in nonoperating revenues.

Investment Income

     The Company derives a substantial portion of its income from investments in bonds (municipal and corporate) and equity securities. The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. Bonds totaling approximately $6,540,000 and $6,471,000 at December 31, 2008 and 2007, respectively, are deposited with the insurance departments of the states in which business is conducted. In formulating its investment strategy, the Company has emphasized after-tax income. Investments in marketable securities have increased from Company profits. The investments are primarily in fixed maturity securities and, to a lesser extent, equity securities. The effective maturity of the majority of the fixed income investments is within 15 years.

     As new funds become available, they are invested in accordance with the Company’s investment policy and corporate goals. Securities purchased may include a combination of taxable fixed-income securities, tax-exempt securities and equities. The Company strives to maintain a high quality investment portfolio. Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

     Investment income was $4,558,735 in 2008 compared with $5,197,178 in 2007 and $4,326,335 in 2006. Investment income decreased 12.3% from 2007 to 2008 and increased 20.1% from 2006 to 2007. The decline in investment income in 2008 was due to a decline in the average investment portfolio and lower levels of interest earned on short-term funds, as the capital markets experienced significant distress in the second half of 2008. The increase in 2007 was primarily attributable to increases in the average investment portfolio balance and higher rates of interest earned on short-term investments. See Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.

Net Realized Gain (Loss) on Investments

     The Company’s investment policies have been designed to balance multiple investment goals, including, to assure a stable source of income from interest and dividends, protect capital, provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future and capital appreciation. Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers’ business prospects and tax planning considerations. Additionally, the amount of net realized investment gains and losses are affected by assessments of securities’ valuation for other-than-temporary impairment. As a result of the interaction of these factors and considerations, net realized investment gains or losses can vary significantly from period to period. The Company generally intends to hold securities in unrealized loss positions until they mature or recover. However, the Company does sell securities under certain circumstances, such as when it has evidence of a significant deterioration in the issuer’s creditworthiness.

     Net realized loss on investments totaled $2,922,376 in 2008. Net realized gain on the sales of investment securities totaled $921,871 and $551,058 in 2007 and 2006, respectively. The 2008 net loss included impairment charges totaling $1,226,932 on certain equity and fixed income securities in the Company’s portfolio that were deemed to be other than temporarily impaired and net realized losses on sales of investments of $1,695,444. Management has determined that the unrealized losses from remaining fixed income and equity securities at December 31, 2008 are temporary in nature. The net realized gains in 2007 and 2006 resulted primarily from the sale of equity securities and other investments in the Company’s investment portfolio.

     The securities in the Company’s portfolio are subject to economic conditions and market risks. The Company considers relevant facts and circumstances in evaluating whether a credit or interest-rate related impairment of a security is other than temporary. Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.

     There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the characteristics of that issuer, the risk that information obtained by the Company or changes in other facts and circumstances leads management to change its intent to hold the security to maturity or until it recovers in value and the risk that management is making decisions based on misstated information in the financial statements provided by issuers.

Expenses

     The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provisions for claims and office occupancy and operations. Operating expenses in 2008 increased 1.7% compared with 2007 and 2007 increased 8.6% compared with 2006 primarily due to increases in the provision for claims. Partially offsetting these increases in 2008 were decreases in professional and contract labor fees, commissions to agents and salaries, employee benefits and payroll taxes. Following is a summary of the Company’s operating expenses. Intersegment eliminations have been netted with each segment; therefore, the individual segment amounts will not agree to Note 13 in the accompanying Consolidated Financial Statements.

	2008		2007		2006
Title Insurance	$69,226,504	93.1%	$68,168,856	93.2%	$62,962,703	93.5%
Exchange Services	1,160,070	1.6%	1,480,094	2.0%	1,346,743	2.0%
All Other	3,953,486	5.3%	3,469,002	4.8%	3,022,836	4.5%
	$74,340,060	100%	$73,117,952	100%	$67,332,282	100%

     On a combined basis, loss margin was (1.7%) in 2008 and profit margins were 9.9% and 15.6% in 2007 and 2006, respectively.

Title Insurance

     (Loss) Profit Margin: The Company’s title insurance profit margin varies according to a number of factors, including the volume and type of real estate activity. (Loss) profit margins for the title insurance segment were (1.4%), 8.6% and 12.7% in 2008, 2007 and 2006, respectively. The net margins for 2008 and 2007 were primarily affected by the increase in the provision for claims.

     Commissions: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents decreased 2.5% from 2007 to 2008 primarily due to decreased premiums from agency operations in 2008 and increased 6.4% from 2006 to 2007 primarily due to an increasing percentage of premiums originating from agency operations in 2007. Commission expense as a percentage of net premiums written by agents was 70.4%, 71.3% and 70.6% in 2008, 2007 and 2006, respectively. Commission rates vary geographically.

     Provisions for Claims: The provision for claims as a percentage of net premiums written was 23.9% in 2008, 14.5% in 2007 and 10.5% in 2006. The change in the loss provision estimate for calendar year 2008 compared with 2007 resulted from unfavorable experience for policy year 2008 primarily due to two large claims related to fraud and one large mechanic’s lien claim totaling in the aggregate approximately $6.8 million. In addition, the Company incurred unfavorable experience during 2008 for claims related to policy year 2006 totaling approximately $1.9 million. Partially offsetting the change in the loss provision estimate for calendar year 2008 was favorable experience for policy year 2007 because of a reduction in large claim activity. The change in estimate for calendar year 2007 compared with 2006 resulted primarily from policy year 2006, which incurred two large claims resulting from mortgage fraud and theft. The additional loss provision as a result of these two claims, in addition to the Company’s expected loss provision, was approximately $2.3 million. The increase in the loss provision in 2008 from the 2007 level resulted in approximately $6.0 million more in reserves than would have been recorded at the lower 2007 level. If material occurrences of mortgage-related fraud, mechanic lien claims and other similar types of claims continue, the Company’s ultimate loss estimates for recent policy years could increase.

     Lower than expected loss payment experience was the primary reason for the Company’s loss provision rate in 2006. In 2006, there was favorable experience primarily because of a reduction in large claim activity for policy year 2005. Calendar year 2006 also included an increase for policy year 2006 due to claims activity late in the calendar year. Management considers the loss provision ratios for 2008, 2007 and 2006 to be appropriate given the small volume of large claims, the long-tail nature of title insurance claims and the inherent uncertainty in title insurance loss emergence patterns.

     The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Payments of claims, net of recoveries, were $12,943,637, $10,065,719 and $5,356,211 in 2008, 2007 and 2006, respectively.

     Reserves for Claims: At December 31, 2008, the total reserves for claims were $39,238,000. Of that total, $6,447,345 was reserved for specific claims, and $32,790,655 was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions, and the fact that many claims do not materialize for several years, reserve estimates are subject to variability. Changes in the expected liability for claims for prior periods reflect the uncertainty of the claim environment, as well as the limited predicting power of historical data. The Company continually updates and refines its reserve estimates as current experience develops and credible data emerges. Adjustments may be required as new information develops which often varies from past experience.

     Movements in the reserves related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data, rather than as a result of material changes to underlying key actuarial assumptions or methodologies. Such changes include payments on claims closing during the year, new details that emerge on still-open cases that cause claims adjusters to increase or decrease the case reserve and the impact that these types of changes have on the Company’s total loss provision.

     Salaries, Employee Benefits and Payroll Taxes: Salaries, employee benefits and payroll taxes were $19,605,500, $20,819,094 and $20,036,079 for 2008, 2007 and 2006, respectively. Salaries and related costs decreased $1.2 million, or 5.8% in 2008 compared with 2007. The decrease in 2008 was primarily due to a decline in bonuses and amounts accrued under employment agreements. The increase in these costs in 2007 was primarily attributable to salary increases and additional personnel costs related to staff hired by Investors Trust Company. On a consolidated basis, salaries and employee benefits as a percentage of total revenues were 27.6%, 24.5% and 23.7% in 2008, 2007 and 2006, respectively. The increase in salaries and employee benefits as a percentage of total revenues in 2008 was primarily due to declining revenues outpacing cost reductions. The title insurance segment’s total salaries and employee benefits accounted for 83.8%, 84.9% and 85.3% of total salaries for 2008, 2007, and 2006, respectively.

     Office Occupancy and Operations: Overall office occupancy and operations as a percentage of total revenues was 7.2%, 6.6% and 6.6% in 2008, 2007 and 2006, respectively. The title insurance segment’s total office occupancy and operations expense accounted for 88.6%, 90.2% and 90.9% in 2008, 2007 and 2006, respectively, of total office occupancy and operations expense.

     Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes. However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Tax rates and bases vary from state to state. Premium and retaliatory taxes as a percentage of net premiums written were 2.0%, 2.1% and 1.9% for the years ended December 31, 2008, 2007 and 2006, respectively.

     Professional and Contract Labor Fees: Professional and contract labor fees for 2008 decreased $1.1 million compared with 2007 primarily due to decreases in contract labor fees incurred, associated with investments in infrastructure and technology in 2007.

     Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment. These amounts typically fluctuate in relation with transaction volume of the title segment and the trust division.

Exchange Services

     The exchange services segment’s total operating expenses as a percentage of the Company’s total expenses were 1.6%, 2.0% and 2.0% for 2008, 2007 and 2006, respectively. The principal operating expenses of this segment are salaries, employee benefits and payroll taxes.

Income Taxes

     The benefit for income taxes was $2,034,000 for the year ended December 31, 2008. The income tax benefit in 2008 was a result of reflecting a lower effective tax rate, primarily due to an increase in the proportion of tax-exempt investment income to pre-tax loss. Income tax (benefit) expense as a percentage of (loss) earnings before income taxes was 63.2%, 28.9% and 23.9% for the years ended December 31, 2008, 2007 and 2006, respectively.

     During the fourth quarter of 2007, management discovered certain understatements in the provision for income taxes in its financial statements in 2006 and the first three quarters of 2007 as a result of certain taxable municipal bonds that had been previously misclassified as tax-exempt by the Company’s custodian bank. The additional amount of the increase in income taxes in the fourth quarter related to the misclassification was approximately $425,000 related to the 2006 tax year and approximately $325,000 related to the first three quarters of 2007.

     The Company monitors the realizability of recognized, impairment and unrecognized losses recorded through December 31, 2008. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations. Information regarding the components of the income tax expense and items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the accompanying Consolidated Financial Statements.

Net (Loss) Income

     The Company reported net loss for 2008 of $1,182,799, or $0.50 per share on a diluted basis. The Company reported net income for 2007 of $8,402,335, or $3.35 per share on a diluted basis, compared to $13,185,434, or $5.14 per share on a diluted basis, for 2006.

Liquidity and Capital Resources

     Liquidity: Although cash flow generated from operating activities declined from 2007 to 2008, primarily due to the decrease in net income between periods, cash and cash equivalents at year end increased 72% to approximately $5.2 million, due mainly to significant cash provided by investing activities for 2008. The net increase in cash provided by investing activities for 2008 was, in turn, due primarily to significantly reduced purchases of investment securities. The Company’s ability to offset reductions in cash provided by operations by reducing securities investments, however, is limited by the need to maintain adequate financial condition, capital and claims-paying ability.

     Due to the Company’s historical consistent ability to generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, there can be no assurance that future experience will be similar to historic experience, since they are influenced by such factors as the interest rate environment, the Company’s claims-paying ability and its financial strength ratings. The Company is unaware of any trend that is likely to result in material adverse liquidity changes, but continually assesses its capital allocation strategy. The Company’s cash requirements include general operating expenses, income taxes, capital expenditures, dividends on its common stock declared by the Board of Directors and share repurchases. In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities.

     The majority of the Company’s investment portfolio is considered as available-for-sale. The Company reviews the status of each of its securities quarterly to determine whether an other-than-temporary impairment has occurred. The Company’s criteria generally includes the degree to which the fair value of a security is less than 80% of its amortized cost and the investment grade of the security, as well as how long the security has been in an unrealized loss position. The Company’s securities that have had an unrealized loss in excess of one year are primarily investment-grade, long-term bonds and equities that the Company has the ability and intent to hold until a recovery of fair value, which may be until maturity for fixed income securities.

     Cash Flows: Net cash flows provided by operating activities were $1,309,473, $10,354,960 and $18,554,831 in 2008, 2007 and 2006, respectively. Cash flows from operations have been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders, and other requirements. The net decrease in cash flow from operations in 2008 and 2007 was primarily the result of the decrease in net income.

     The principal non-operating use of cash and cash equivalents in 2008 was for repurchases of common stock. The principal non-operating uses of cash and cash equivalents for the two-year period ended December 31, 2007 were primarily for additions to the investment portfolio and, to a lesser extent, repurchases of common stock and capital expenditures. The net effect of all activities on total cash and cash equivalents was an increase of $2,154,284 for 2008, and decreases of $457,670 for 2007 and $11,150,049 for 2006. As of December 31, 2008, the Company held cash and cash equivalents of $5,155,046, short-term investments of $15,725,513 and fixed maturities securities of $88,160,181.

     As noted previously, the Company’s operating results and cash flows are heavily dependent on the real estate market, particularly in the title insurance segment. The Company’s business has certain fixed costs such as personnel, and changes in the real estate market are monitored closely and operating expenses such as staffing levels are managed and adjusted accordingly. The Company believes that its significant working capital position and management of operating expenses, along with its product diversification efforts will aid its ability to manage cash resources through declines in the real estate market.

     Payment of Dividends: The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends and distributions from subsidiaries and cash generated by investment securities. The Company’s significant sources of funds are dividends and distributions from its subsidiaries. The holding company receives cash from its subsidiaries in the form of dividends and as reimbursements for operating and other administrative expenses. The reimbursements are executed within the guidelines of management agreements between the holding company and its subsidiaries. The Company’s ability to pay dividends and operating expenses is dependent on funds received from the insurance subsidiaries, which are subject to regulation in the states in which they do business. As of December 31, 2008, approximately $55,987,000 of the consolidated stockholders’ equity represented net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. These regulations, among other things, require prior regulatory approval of the payment of dividends and other intercompany transfers. The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s operating needs.

     Purchase of Company Stock: On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after the approval. Pursuant to this approval, the Company purchased 130,450 shares in the twelve months ended December 31, 2008, 111,437 shares in the twelve months ended December 31, 2007 and 51,949 shares in the twelve months ended December 31, 2006 at an average per share price of $45.78, $41.82 and $43.85, respectively.

     Capital Expenditures: During 2009, the Company has plans for various capital improvement projects, including hardware purchases and several software development projects and are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Off-Balance Sheet Arrangements and Contractual Obligations

     As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $14,492,000 and $23,665,000 as of December 31, 2008 and 2007, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.

     In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled $88,124,000 and $115,515,000 as of December 31, 2008 and 2007, respectively. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying consolidated balance sheets. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

     External assets managed by the Investors Trust Company totaled over $500,000,000 for the years ended December 31, 2008 and 2007. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.

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

     The following table summarizes the Company’s future estimated cash payments under existing contractual obligations at December 31, 2008, including payments due by period:

Contractual Obligations		Payments due by period
		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
Operating lease obligations	$1,376,412	$710,419	$607,115	$58,878	$-
Reserves for claims	39,238,000	7,613,000	12,275,000	9,625,000	9,725,000
Other obligations	588,775	438,300	150,475	-	-
Obligations under executive
employment plans and agreements	6,574,000	2,455,701	-	-	4,118,299
FIN48 Liability	86,502	87,646	(1,144)	-	-
Total	$47,863,689	$11,305,066	$13,031,446	$9,683,878	$13,843,299

     As of December 31, 2008, the Company had a claims reserve of $39,238,000. The amounts and timing of these obligations are estimated and are not set contractually. Nonetheless, based on historical insurance claim experience, the Company anticipates the above payment patterns.

Recent Accounting Standards

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. The Company is currently evaluating the effect of adopting this new Statement and anticipates that the Statement will not have a significant impact on the reporting of the Company’s results of operations.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this Statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Audit Standards AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the effect of adopting this new Statement and anticipates that the Statement will not have a significant impact on the reporting of the Company’s results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the context of Item 7A, market risk refers to the risk of loss arising from adverse changes in financial instrument market rates and prices, such as fluctuations in interest rates and prices. The Company’s primary exposure to market risk relates to the impact of adverse changes in the fair value of financial instruments as a result of changes in interest rates and equity market prices of its investment portfolio. Increases in interest rates diminish the value of fixed income securities and preferred stock, and decreases in stock market values diminish the value of common stocks held. The fair value of the majority of marketable securities is determined based on quoted market prices for those securities.

Corporate Oversight

     The Company generates substantial investable funds from its two insurance subsidiaries. In formulating and implementing policies for investing new and existing funds, the Company has emphasized maximizing total after-tax return on capital and earnings while ensuring the safety of funds under management and adequate liquidity. The Company’s Board of Directors oversees investment risk management processes. The Company seeks to invest premiums and other income to create future cash flows that will fund future claims, employee benefits and expenses, and earn stable margins across a wide variety of interest rate and economic scenarios. The Board of Directors has established specific investment policies that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. The Company may rebalance its existing asset portfolios or change the character of future investments from time to time to manage its exposure to market risk within defined tolerance ranges. The Company also discusses risk management in various places throughout this Annual Report on Form 10-K, including in Item 7.

Interest Rate Risk

     Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the Company’s investments in interest-sensitive debt securities. These securities are primarily fixed rate municipal bonds and corporate bonds. The Company does not purchase such securities for trading purposes. At December 31, 2008, the Company had approximately $76 million in fixed rate bonds. The Company manages the interest rate risk inherent in its assets by monitoring its liquidity needs and by targeting a specific range for the portfolio’s duration or weighted-average maturity.

     To determine the potential effect of interest rate risk on interest-sensitive assets, the Company calculates the effect of a 10% change in prevailing interest rates (“rate shock”) on the fair market value of these securities considering stated interest rates and time to maturity. Based upon the information and assumptions the Company uses in its calculation, management estimates that a 10% immediate, parallel increase in prevailing interest rates would decrease the net fair market value of its fixed rate debt securities by approximately $1.6 million. The selection of a 10% immediate parallel increase in prevailing interest rates should not be construed as a prediction by the Company’s management of future market events, but rather, to illustrate the potential impact of such an event. To the extent that actual results differ from the assumptions utilized, the Company’s rate shock measures could be significantly impacted. Additionally, the Company’s calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of nonparallel changes in the term structure of interest rates and/or large changes in interest rates.

Equity Price Risk

     The Company also holds investments in marketable equity securities, which exposes it to market volatility, as discussed in Note 3 to the accompanying consolidated financial statements. The sensitivity analysis presented does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions the Company may take to mitigate its exposure. Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular common stock or stock index. At December 31, 2008, the Company had approximately $9.5 million in common stocks. Equity price risk is addressed in part by varying the specific allocation of equity investments over time pursuant to management’s assessment of market and business conditions and ongoing liquidity needs analysis. The Company’s largest equity exposure is a decline in the S&P 500; its portfolio of equity instruments is similar to those that comprise this index. Based upon the information and assumptions the Company used in its calculation, management estimates that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of the Company’s assets identified above by approximately $950,000.

     The selection of a 10% immediate decrease in the S&P 500 should not be construed as a prediction by the Company’s management of future market events, but rather, to illustrate the potential impact of such an event. The Company’s exposure will change as a result of changes in its mix of common stocks. Since this calculation is based on historical performance, projecting future price volatility using this method involves an inherent assumption that historical volatility and correlation relationships will remain stable. Therefore, the results noted above may not reflect the Company’s actual experience if future volatility and correlation relationships differ from such historical relationships.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Report of Independent Registered Public Accounting Firm	32
2.	Management’s Report on Internal Control Over Financial Reporting	33
3.	Report of Independent Registered Public Accounting
	Firm on Internal Control Over Financial Reporting	34
4.	Consolidated Balance Sheets	35
5.	Consolidated Statements of Income (Loss)	36
6.	Consolidated Statements of Stockholders’ Equity	37
7.	Consolidated Statements of Comprehensive Income (Loss)	38
8.	Consolidated Statements of Cash Flows	39
9.	Notes to Consolidated Financial Statements	41

     The financial statements schedules meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

Selected Quarterly Financial Data

2008	March 31	June 30	September 30	December 31
Net premiums written	$17,813,360	$18,127,982	$15,331,820	$12,389,025
Net income (loss)	2,124,380	(273,934)	917,033	(3,950,275)
Basic earnings (loss) per common share	.88	(.11)	.39	(1.72)
Diluted earnings (loss) per common share	.87	(.11)	.39	(1.72)

2007	March 31	June 30	September 30	December 31
Net premiums written	$16,792,542	$18,626,179	$18,994,453	$15,570,815
Net income	2,322,214	1,154,149	3,857,892	1,068,080
Basic earnings per common share	.93	.46	1.56	.44
Diluted earnings per common share	.92	.46	1.54	.43

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Investors Title Company
Chapel Hill, North Carolina

We have audited the accompanying consolidated balance sheets of Investors Title Company and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Title Company and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Investors Title Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2009 expressed an unqualified opinion.

March 6, 2009
High Point, North Carolina

Management’s Report on Internal Control over Financial Reporting

Management of Investors Title Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15(d)-15-(f). The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that internal controls over financial reporting are effective as of December 31, 2008.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Dixon Hughes PLLC as independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Investors Title Company
Chapel Hill, North Carolina

We have audited Investors Title Company and Subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Investors Title Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Investors Title Company and Subsidiaries as of December 31, 2008 and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended and our report dated March 6, 2009, expressed an unqualified opinion on those consolidated financial statements.

March 6, 2009
High Point, North Carolina

Investors Title Company and Subsidiaries

Consolidated Balance Sheets

As of December 31,	2008	2007
Assets
Investments in securities (Notes 2 and 3):
Fixed maturities
Held-to-maturity, at amortized cost (fair value: 2008: $462,580; 2007: $1,078,229)	$451,681	$1,052,535
Available-for-sale, at fair value (amortized cost: 2008: $85,923,583; 2007: $89,228,010)	87,708,500	90,530,946
Equity securities, available-for-sale at fair value (cost: 2008: $9,158,785; 2007: $10,283,458)	9,965,297	14,431,866
Short-term investments	15,725,513	21,222,533
Other investments (Note 16)	2,040,962	1,788,501
Total investments	115,891,953	129,026,381

Cash and cash equivalents (Note 15)	5,155,046	3,000,762
Premium and fees receivable (less allowance for doubtful accounts:
2008: $1,297,000; 2007: $2,170,000) (Note 16)	4,933,797	6,900,968
Accrued interest and dividends	1,225,070	1,254,641
Prepaid expenses and other assets	1,215,146	1,276,806
Property acquired in settlement of claims	395,734	278,476
Property, net (Note 4)	4,422,318	5,278,891
Current income taxes receivable (Note 8)	2,777,829	-
Deferred income taxes, net (Note 8)	3,841,295	2,625,495
Total Assets	$139,858,188	$149,642,420

Liabilities and Stockholders’ Equity
Liabilities
Reserves for claims (Note 6)	$39,238,000	$36,975,000
Accounts payable and accrued liabilities (Note 10)	10,294,912	11,236,781
Commissions and reinsurance payable (Note 5)	467,388	406,922
Current income taxes payable (Note 8)	-	1,747,877
Total liabilities	50,000,300	50,366,580

Commitments and Contingencies (Notes 5, 9, 10 and 11)
Stockholders’ Equity (Notes 2, 3, 7, 12 and 14)
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000; 2,293,268 and 2,411,318 shares issued and outstanding 2008 and 2007, respectively, excluding 291,676 shares
for 2008 and 2007, respectively of common stock held by the Company’s subsidiary)	1	1
Retained earnings	88,248,452	95,739,827
Accumulated other comprehensive income (net unrealized gain on investments, Note 8;
net unrealized loss on postretirement benefits, Note 10)	1,609,435	3,536,012
Total stockholders’ equity	89,857,888	99,275,840
Total Liabilities and Stockholders’ Equity	$139,858,188	$149,642,420

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries

Consolidated Statements of Income (Loss)

For the Years Ended December 31,	2008	2007	2006
Revenues
Underwriting income
Premiums written (Note 5)	$63,937,276	$70,248,166	$70,638,049
Less-premiums for reinsurance ceded (Note 5)	275,089	264,177	441,582
Net premiums written	63,662,187	69,983,989	70,196,467
Investment income-interest and dividends (Note 3)	4,558,735	5,197,178	4,326,335
Net realized (loss) gain on investments (Note 3)	(2,922,376)	921,871	551,058
Exchange services revenue	1,166,141	4,340,062	5,980,027
Other (Note 16)	4,658,574	4,499,187	3,607,829
Total Revenues	71,123,261	84,942,287	84,661,716

Operating Expenses
Commissions to agents	27,717,807	28,424,960	26,714,784
Provision for claims (Note 6)	15,206,637	10,134,719	7,405,211
Salaries, employee benefits and payroll taxes (Notes 7 and 10)	19,605,500	20,819,094	20,036,079
Office occupancy and operations (Note 9)	5,107,843	5,598,576	5,599,382
Business development	2,104,935	2,183,853	2,247,826
Filing fees and taxes, other than payroll and income	587,235	531,777	573,395
Premium and retaliatory taxes	1,281,297	1,496,448	1,348,850
Professional and contract labor fees	1,684,208	2,789,878	2,659,238
Other	1,044,598	1,138,647	747,517
Total Operating Expenses	74,340,060	73,117,952	67,332,282
(Loss) Income before Income Taxes	(3,216,799)	11,824,335	17,329,434
(Benefit) Provision for Income Taxes (Note 8)	(2,034,000)	3,422,000	4,144,000
Net (Loss) Income	$(1,182,799)	$8,402,335	$13,185,434
Basic (Loss) Earnings per Common Share (Note 7)	$(0.50)	$3.39	$5.22
Weighted Average Shares Outstanding – Basic	2,364,361	2,479,321	2,527,927
Diluted (Loss) Earnings per Common Share (Note 7)	$(0.50)	$3.35	$5.14
Weighted Average Shares Outstanding – Diluted	2,364,361	2,508,609	2,564,216
Cash Dividends Paid per Common Share	$0.28	$0.24	$0.24

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
For the Years Ended December 31, 2006, 2007 and 2008	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2006	2,549,434	$1	$81,477,022	$2,820,233	$84,297,256
Net income			13,185,434		13,185,434
Dividends ($.24 per share)			(606,423)		(606,423)
Shares of common stock repurchased	(500)		(22,445)		(22,445)
Shares of common stock repurchased and retired	(51,449)		(2,255,735)		(2,255,735)
Issuance of common stock in payment of bonuses and fees	500		21,826		21,826
Stock options exercised	9,340		219,342		219,342
Share-based compensation expense			91,209		91,209
Change in investment accounting method			24,378		24,378
Adjustment to initially apply FASB Statement No. 158,
net of tax				(40,810)	(40,810)
Net unrealized gain on investments				361,631	361,631
Balance, December 31, 2006	2,507,325	$1	$92,134,608	$3,141,054	$95,275,663
Net income			8,402,335		8,402,335
Dividends ($.24 per share)			(595,808)		(595,808)
Shares of common stock repurchased and retired	(111,437)		(4,660,259)		(4,660,259)
Issuance of common stock in payment of bonuses and fees	40		1,998		1,998
Stock options exercised	15,390		365,284		365,284
Share-based compensation expense			91,669		91,669
Amortization related to FASB Statement No. 158				11,736	11,736
Accumulated post-retirement benefit obligation adjustment				(31,734)	(31,734)
Net unrealized gain on investments				414,956	414,956
Balance, December 31, 2007	2,411,318	$1	$95,739,827	$3,536,012	$99,275,840
Net loss			(1,182,799)		(1,182,799)
Dividends ($.28 per share)			(661,862)		(661,862)
Shares of common stock repurchased and retired	(130,450)		(5,972,043)		(5,972,043)
Issuance of common stock in payment of bonuses and fees	40		1,946		1,946
Stock options exercised	12,360		230,801		230,801
Share-based compensation expense			92,582		92,582
Amortization related to FASB Statement No. 158				13,456	13,456
Accumulated post retirement benefit obligation adjustment				(67,221)	(67,221)
Net unrealized loss on investments				(1,872,812)	(1,872,812)
Balance, December 31, 2008	2,293,268	$1	$88,248,452	$1,609,435	$89,857,888

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31,	2008	2007	2006
Net (loss) income	$(1,182,799)	$8,402,335	$13,185,434
Other comprehensive (loss) income, before tax:
Amortization related to prior year service cost	20,388	20,388	-
Amortization of unrecognized gain	-	(2,604)	-
Accumulated post retirement benefit obligation adjustment	(101,850)	(48,082)	-
Unrealized (losses) gains on investments arising during the year	(5,782,291)	1,555,828	1,098,165
Less: reclassification adjustment for losses (gains) realized in net
(loss) income	2,922,376	(921,871)	(551,058)
Other comprehensive (loss) income, before tax	(2,941,377)	603,659	547,107
Income tax benefit related to FASB Statement No. 158	(27,696)	(10,300)	-
Income tax (benefit) expense related to unrealized (losses) gains on
investments arising during the tax year	(1,992,602)	551,029	372,836
Income tax (benefit) expense related to reclassification adjustment for
(losses) gains realized in net (loss) income	1,005,498	(332,028)	(187,360)
Net income tax (benefit) expense on other comprehensive (loss) income	(1,014,800)	208,701	185,476
Other comprehensive (loss) income	(1,926,577)	394,958	361,631
Comprehensive (loss) income	$(3,109,376)	$8,797,293	$13,547,065

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,	2008	2007	2006
Operating Activities
Net (loss) income	$(1,182,799)	$8,402,335	$13,185,434
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	920,840	1,183,155	1,146,509
Amortization, net	313,377	274,944	197,972
Amortization related to FASB Statement No. 158	20,388	17,784	-
Issuance of common stock in payment of bonuses and fees	1,946	1,998	21,826
Share-based compensation expense related to stock options	92,582	91,669	91,209
Allowance for doubtful accounts on premiums receivable	(873,000)	42,000	(316,000)
Net loss (gain) on disposals of property	221,148	(15,264)	22,650
Other property transactions	200,000	-	-
Net realized loss (gain) on investments	2,922,376	(921,871)	(551,058)
Net earnings from other investments	(694,570)	(556,082)	(299,982)
Provision for claims	15,206,637	10,134,719	7,405,211
Benefit for deferred income taxes	(201,000)	(304,000)	(232,000)
Changes in assets and liabilities:
Decrease in receivables and other assets	2,761,823	60,509	1,283,662
(Increase) in current income taxes receivable	(2,777,829)	-	-
(Decrease) increase in accounts payable and accrued liabilities	(991,398)	650,707	2,547,774
Increase (decrease) in commissions and reinsurance payable	60,466	(63,546)	28,370
(Decrease) increase in current income taxes payable	(1,747,877)	1,421,622	(620,535)
Payments of claims, net of recoveries	(12,943,637)	(10,065,719)	(5,356,211)
Net cash provided by operating activities	1,309,473	10,354,960	18,554,831

Investing Activities
Purchases of available-for-sale securities	(17,461,053)	(53,409,065)	(55,092,700)
Purchases of short-term securities	(2,396,338)	(17,073,905)	(1,934,879)
Purchases of other investments	(565,271)	(443,084)	(480,291)
Proceeds from sales and maturities of available-for-sale securities	18,764,347	63,607,086	26,428,538
Proceeds from maturities of held-to-maturity securities	611,000	149,000	461,000
Proceeds from sales and maturities of short-term securities	7,893,358	312,282	4,731,702
Proceeds from sales and distributions of other investments	887,287	1,248,317	749,331
Other investment transactions	-	-	(65,622)
Purchases of property	(493,681)	(463,828)	(1,902,619)
Proceeds from disposals of property	8,266	151,350	42,236
Other property transactions	-	-	23,685
Net cash provided by (used in) investing activities	7,247,915	(5,921,847)	(27,039,619)

Financing Activities
Repurchases of common stock	(5,972,043)	(4,660,259)	(2,278,180)
Exercise of options	230,801	365,284	219,342
Dividends paid	(661,862)	(595,808)	(606,423)
Net cash used in financing activities	(6,403,104)	(4,890,783)	(2,665,261)

Consolidated Statements of Cash Flows, continued
For the Years Ended December 31,	2008	2007	2006
Net Increase (Decrease) in Cash and Cash Equivalents	$2,154,284	$(457,670)	$(11,150,049)
Cash and Cash Equivalents, Beginning of Year	3,000,762	3,458,432	14,608,481
Cash and Cash Equivalents, End of Year	$5,155,046	$3,000,762	$3,458,432
Supplemental Disclosures
Cash Paid During the Year for
Income Taxes (net of refunds)	$2,775,000	$2,288,000	$4,989,000
Non cash net unrealized (gain) loss on investments, net of deferred tax benefit (provision) of $987,103, ($219,001) and ($185,475) for 2008, 2007 and
2006, respectively	$1,872,812	$(414,956)	$(361,631)
Adjustments to apply FASB Statement No. 158, net of deferred tax provision of ($34,629), ($16,348) and ($21,024) for 2008, 2007 and
2006, respectively	$101,850	$48,082	$61,834

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

     Description of Business—Investors Title Company’s (the “Company”) two primary business segments are title insurance and exchange services. The Company’s title insurance segment, through its two subsidiaries, Investors Title Insurance Company (“ITIC”) and Northeast Investors Title Insurance Company (“NE-ITIC”), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies primarily through approved attorneys from underwriting offices and through independent issuing agents in 23 states and the District of Columbia primarily in the eastern half of the United States. The majority of the Company’s business is concentrated in Illinois, Kentucky, Michigan, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia. Investors Title Exchange Corporation (“ITEC”) acts as an intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investments, while Investors Title Accommodation Corporation (“ITAC”) provides services for accomplishing reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property.

     Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Reclassification—Certain 2007 and 2006 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2008 classifications. These reclassifications had no effect on stockholders’ equity or net income as previously reported.

     Significant Accounting Policies—The significant accounting policies of the Company are summarized below.

Cash and Cash Equivalents

     For the purpose of presentation in the Company’s statements of cash flows, cash equivalents are highly liquid instruments with original maturities of three months or less. The carrying amount of cash and cash equivalents is a reasonable estimate of fair value due to the short-term maturity of these instruments.

Investments in Securities

     Securities for which the Company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums or accretion of discounts, and other-than-temporary declines in fair value. Securities held principally for resale in the near term are classified as trading securities and recorded at fair values. Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading or held-to-maturity are classified as available-for-sale and reported at fair value, adjusted for other-than-temporary declines in fair value, with unrealized gains and losses, net of tax, reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Fair values of the majority of investments are based on quoted market prices. Realized gains and losses are determined on the specific identification method. Refer to Note 3.

Short-term Investments

     Short-term investments comprise money market accounts which are invested in short-term funds, time deposits with banks and savings and loan associations, and other investments expected to have maturities or redemptions greater than three months and less than twelve months. The Company monitors any events or changes in circumstances that may have a significant adverse effect on the fair value of these investments.

Other Investments

     Other investments consist primarily of investments through LLC structures, which are accounted for under the equity or cost method of accounting. The aggregate cost of the Company’s cost method investments totaled $821,617 at December 31, 2008. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

Property Acquired in Settlement of Claims

     Property acquired in settlement of claims is held for sale and valued at the lower of cost or market. Adjustments to reported estimated realizable values and realized gains or losses on dispositions are recorded as increases or decreases in claim costs.

Property and Equipment

     Property and equipment are recorded at cost and are depreciated principally under the straight-line method over the estimated useful lives (three to twenty-five years) of the respective assets. Maintenance and repairs are charged to operating expenses and improvements are capitalized.

Reserves for Claims

     The total reserve for all reported and unreported losses the Company incurred through December 31, 2008 is represented by the reserves for claims. The Company’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2008. The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

     Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Income Taxes

     The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. The Company provides for deferred income taxes (benefits) for the tax consequences on future years on temporary differences between the financial statements’ carrying values and the tax bases of assets and liabilities using currently enacted tax rates. The Company establishes valuation allowances if it believes that it is more likely than not that some or all of its deferred tax assets will not be realized. Refer to Note 8.

Premiums Written and Commissions to Agents

     Premiums are generally recorded and recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete. Title insurance commissions earned by the Company’s agents are recognized as expense concurrently with premium recognition.

Exchange Services Revenue

     Fees are recognized at the signing of a binding agreement and investment earnings are recognized as they are earned.

Fair Values of Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, premiums receivable, accrued interest and dividends, accounts payable, commissions and reinsurance payable and current income taxes payable approximate cost, which is what is reflected on the consolidated balance sheets due to the short-term nature of these assets and liabilities. Fair values for the majority of investment securities are based on quoted market prices. Auction Rate Securities, (“ARS”) are valued using discounted cash flow models to determine the estimated fair value of these investments. Some of the inputs to ARS model are unobservable in the market and are significant.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”), which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Relative to SFAS 157, the FASB recently issued Financial Staff Position (“FSP”) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company adopted SFAS 157 as of January 1, 2008.

Comprehensive Income

     The Company’s accumulated other comprehensive income is comprised of unrealized holding gains on available-for-sale securities, net of tax, and unrecognized prior service cost and unrealized gains/losses associated with FASB Statement No. 158 related to postretirement benefit liabilities, net of tax.

Stock-Based Compensation

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date are recognized over their remaining service period using the compensation cost calculated under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, share-based compensation cost is generally measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

     As share-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

     Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25, (“APB 25”), “Accounting for Stock Issued to Employees,” and provided the required pro forma disclosures of SFAS 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting SFAS 123R. Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the exercise price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

Recent Accounting Standards

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. The Company is currently evaluating the effect of adopting this new Statement and anticipates that the Statement will not have a significant impact on the reporting of the Company’s results of operations.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and, reside in the accounting literature established by the FASB, as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Audit Standards AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the effect of adopting this new Statement and anticipates that the Statement will not have a significant impact on the reporting of the Company’s results of operations.

Use of Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period and accompanying notes. Actual results could differ materially from those estimates and assumptions used.

     Claims

     The Company’s reserves for claims are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, “(IBNR)”). In accordance with the requirements of paragraph 17 of Statement of Financial Accounting Standards No. 60, a provision for estimated future claims payments is recorded at the time policy revenue is recorded. The Company records the claims provision as a percentage of premium income. By their nature, title claims can often be complex, vary greatly in dollar amounts, vary in number due to economic and market conditions such as an increase in mortgage foreclosures; and involve uncertainties as to ultimate exposure. In addition, some claims may require a number of years to settle and determine the final liability for indemnity and loss adjustment expense. The payment experience may extend for more than twenty years after the issuance of a policy. Events such as fraud, defalcation and multiple property defects can substantially and unexpectedly cause increases in estimates of losses. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, these estimates are subject to variability.

     Management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims, actuarial projections and other relevant factors in determining loss provision rates and the aggregate recorded expected liability for claims. In establishing reserves, actuarial projections are compared with recorded reserves to evaluate the adequacy of such recorded claims reserves and any necessary adjustments are then recorded in current operations. As the most recent claims experience develops and new information becomes available, the loss reserve estimate related to prior periods will change to more accurately reflect updated and improved emerging data. The Company reflects any adjustments to reserves in the results of operations in the period in which new information (principally claims experience) becomes available.

     Impairments

     The Company considers relevant facts and circumstances in evaluating whether a credit or interest-rate related impairment of a security is other than temporary. Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.

     There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the characteristics of that issuer, the risk that information obtained by the Company or changes in other facts and circumstances leads management to change its intent to hold the security to maturity or until it recovers in value and the risk that management is making decisions based on misstated information in the financial statements provided by issuers.

2. Statutory Restrictions on Consolidated Stockholders’ Equity and Investments

     The Company has designated approximately $40,638,016 and $39,879,000 of retained earnings as of December 31, 2008 and 2007, respectively, as appropriated to reflect the required statutory premium reserve. See Note 8 for the tax treatment of the statutory premium reserve.

     As of December 31, 2008 and 2007 approximately $55,987,000 and $63,219,000, respectively, of consolidated stockholders’ equity represents net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval.

     Bonds totaling approximately $6,540,000 and $6,471,000 at December 31, 2008 and 2007 respectively, are on deposit with the insurance departments of the states in which business is conducted.

3. Investments in Securities

     The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at December 31 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Fixed Maturities-
Held-to-maturity, at amortized cost-
Obligations of states and political subdivisions	$451,681	$10,899	$-	$462,580
Total	$451,681	$10,899	$-	$462,580
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$72,818,413	$2,178,686	$986,503	$74,010,596
Corporate debt securities	13,105,170	606,001	13,267	13,697,904
Total	$85,923,583	$2,784,687	$999,770	$87,708,500
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$9,158,785	$1,446,389	$639,877	$9,965,297
Total	$9,158,785	$1,446,389	$639,877	$9,965,297
Short-term investments-
Certificates of deposit and other	$15,725,513	$-	$-	$15,725,513
Total	$15,725,513	$-	$-	$15,725,513

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
Fixed Maturities-
Held-to-maturity, at amortized cost-
Obligations of states and political subdivisions	$1,052,535	$25,694	$-	$1,078,229
Total	$1,052,535	$25,694	$-	$1,078,229
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$85,019,914	$1,158,282	$38,824	$86,139,372
Corporate debt securities	4,208,096	183,478	-	4,391,574
Total	$89,228,010	$1,341,760	$38,824	$90,530,946
Equity Securities, available-for sale at fair value-
Common stocks and nonredeemable preferred stocks	$10,283,458	$4,610,111	$461,703	$14,431,866
Total	$10,283,458	$4,610,111	$461,703	$14,431,866
Short-term investments-
Certificates of deposit and other	$21,222,533	$-	$-	$21,222,533
Total	$21,222,533	$-	$-	$21,222,533

The scheduled maturities of fixed maturity securities at December 31, 2008 were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$4,956,056	$4,985,818	$-	$-
Due after one year through five years	24,670,000	25,447,610	7,000	7,294
Due five years through ten years	37,521,273	38,916,390	444,681	455,286
Due after ten years	18,776,254	18,358,682	-	-
Total	$85,923,583	$87,708,500	$451,681	$462,580

     Earnings on investments for the years ended December 31 were as follows:

	2008	2007	2006
Fixed maturities	$3,415,009	$4,241,522	$3,784,337
Equity securities	266,860	255,467	254,110
Invested cash and other short-term investments	779,468	643,654	277,006
Miscellaneous interest	97,398	56,535	10,882
Investment income	$4,558,735	$5,197,178	$4,326,335

Gross realized gains and losses on sales of available-for-sale securities for the years ended December 31 are summarized as follows:

	2008	2007	2006
Gross realized gains:
Obligations of states and political subdivisions	$25,203	$23,926	$20,380
Common stocks and nonredeemable preferred stocks	295,992	900,855	611,906
Total	321,195	924,781	632,286
Gross realized losses:
Obligations of states and political subdivisions	(363,633)	-	-
Common stocks and nonredeemable preferred stocks	(2,759,845)	(413,058)	(97,478)
Total	(3,123,478)	(413,058)	(97,478)
Net realized (loss) gain	$(2,802,283)	$511,723	$534,808

     Also included in net realized (loss) gain on sales of investments in the Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006 is ($120,093), $410,148 and $16,250, respectively, of gains (losses) from the sale of other investments.

     The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2008 and 2007.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2008	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Obligations of states and
political subdivisions	$15,380,629	$(984,180)	$777,257	$(15,590)	$16,157,886	$(999,770)
Total Fixed Maturity
Securities	$15,380,629	$(984,180)	$777,257	$(15,590)	$16,157,886	$(999,770)
Equity Securities	3,002,004	(559,410)	337,970	(80,467)	3,339,974	(639,877)
Total temporarily
impaired securities	$18,382,633	$(1,543,590)	$1,115,227	$(96,057)	$19,497,860	$(1,639,647)

December 31, 2007
Obligations of states and
political subdivisions	$5,798,040	$(20,164)	$5,460,380	$(18,660)	$11,258,420	$(38,824)
Total Fixed Maturity
Securities	$5,798,040	$(20,164)	$5,460,380	$(18,660)	$11,258,420	$(38,824)
Equity Securities	2,652,452	(425,176)	174,927	(36,527)	2,827,379	(461,703)
Total temporarily
impaired securities	$8,450,492	$(445,340)	$5,635,307	$(55,187)	$14,085,799	$(500,527)

     As of December 31, 2008, the Company held $16,157,886 in fixed maturity securities with unrealized losses of $999,770. Due to the disruption in 2008 which reduced liquidity and led to wider spreads, the Company saw an increase in unrealized losses in its securities portfolio. The maturity duration of the debt securities range from less than one to more than ten years. The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in spreads over treasury securities. Because the Company has the intent and ability to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

     The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary. Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired at December 31, 2008.

     Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 67 and 57 securities had unrealized losses at December 31, 2008 and December 31, 2007, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. During 2008, the Company recorded an other-than-temporary impairment charge in the amount of approximately $1.2 million related to securities.

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

     The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of December 31, 2008. The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

Available-for-sale securities	Carrying Balance	Level 1	Level 2	Level 3
Fixed maturities	$87,708,500	$-	$80,111,580	$7,596,920
Equity	9,965,297	9,965,297	-	-
Total	$97,673,797	$9,965,297	$80,111,580	$7,596,920

     The following table presents a reconciliation of the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157 for the year ended December 31, 2008:

Changes in fair value during the year ended December 31, 2008:	Level 3
Beginning balance at January 1, 2008	$-
Transfers into Level 3	8,087,630
Unrealized loss - included in other comprehensive income	(490,710)
Ending balance at December 31, 2008	$7,596,920

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

     The Level 2 category generally includes corporate bonds, agency bonds and municipal bonds. A number of the Company’s investment grade corporate bonds are frequently traded in markets that are not active or use valuation models, which use observable market inputs, in addition to traded prices. Substantially all of these model input assumptions are directly observable in the marketplace or can be derived or supported by observable market data.

     The Company’s investments in student loan auction rate securities (“ARS”) are its only Level 3 assets, and were transferred from Level 2 because quoted prices from broker-dealers were unavailable due to the failure of auctions. Valuations using discounted cash flow models were used to determine the estimated fair value of these investments as of December 31, 2008. Some of the inputs to this model are unobservable in the market and are significant.

     ARS were structured to provide purchase and sale liquidity through a Dutch auction process. Due to the increasingly stressed and liquidity-constrained environment in money markets, the auction process for ARS began failing in February 2008 as broker-dealers ceased supporting auctions with their own capital. All of the Company’s ARS are rated investment grade, comprised entirely of student loan ARS and are substantially guaranteed by government-sponsored enterprises, and the Company continues to receive interest income.

4. Property and Equipment

     Property and equipment and estimated useful lives at December 31 are summarized as follows:

	2008	2007
Land	$1,107,582	$1,107,582
Title plant	-	200,000
Office buildings and improvements (25 years)	3,173,432	3,178,632
Furniture, fixtures and equipment (3 to 10 years)	5,476,101	6,129,659
Automobiles (3 years)	667,659	586,297
Total	10,424,774	11,202,170
Less accumulated depreciation	(6,002,456)	(5,923,279)
Property and equipment, net	$4,422,318	$5,278,891

5. Reinsurance

     The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Premiums assumed and ceded were approximately $167,000 and $275,000, respectively, for 2008, $43,000 and $264,000, respectively, for 2007 and $22,000 and $442,000, respectively, for 2006. Ceded reinsurance is comprised of excess of loss treaties, which protects against losses over certain amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event that the assuming insurance companies are unable to meet their obligations under these contracts. The Company has not paid or recovered any reinsured losses during the three years ended December 31, 2008.

6. Reserves for Claims

     Changes in the reserves for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

	2008	2007	2006
Balance, beginning of year	$36,975,000	$36,906,000	$34,857,000
Provisions related to:
Current year	15,564,722	9,787,529	9,845,776
Prior years	(358,085)	347,190	(2,440,565)
Total provision charged to operations	15,206,637	10,134,719	7,405,211
Claims paid, net of recoveries, related to:
Current year	(5,937,616)	(624,484)	(618,965)
Prior years	(7,006,021)	(9,441,235)	(4,737,246)
Total claims paid, net of recoveries	(12,943,637)	(10,065,719)	(5,356,211)
Balance, end of year	$39,238,000	$36,975,000	$36,906,000

     The Company continually refines its reserve estimates as current loss experience develops and credible data emerges. Movements in the reserves related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data.

     The provision for claims as a percentage of net premiums written was 23.9%, 14.5% and 10.5% in 2008, 2007 and 2006, respectively. The change in estimate for calendar year 2008 resulted primarily from policy year 2008, which incurred three large claims totaling approximately $6,800,000. In addition, the Company incurred unfavorable experience during 2008 for claims related to policy year 2006. The change in estimate for calendar year 2007 resulted primarily from policy year 2006, which incurred two large fraud-related claims. The change in estimate for calendar year 2006 resulted primarily from lower than expected large claims payments for 2005. Due to variances between actual and expected loss payments, loss development is subject to significant variability. A large claim is defined as a claim with incurred losses exceeding $250,000. Due to the small volume of large claims, the long-tail nature of title insurance claims and the inherent uncertainty in loss emergence patterns, large claim activity can vary significantly between policy years. The estimated development of large claims by policy year is therefore subject to significant changes as experience develops.

     In management’s opinion, the reserves are adequate to cover claim losses which might result from pending and future claims.

7. Earnings (Loss) Per Share and Stock Options

     Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents includes the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share-based award, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share-based awards are exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive potential common shares, calculated using the treasury stock method were 29,288, and 36,289 for 2007 and 2006, respectively.

     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

For the Years Ended December 31,	2008	2007	2006
Net (loss) income	$(1,182,799)	$8,402,335	$13,185,434
Weighted average common shares outstanding - Basic	2,364,361	2,479,321	2,527,927
Incremental shares outstanding assuming
the exercise of dilutive stock options and SARS (share settled)	-	29,288	36,289
Weighted average common shares outstanding - Diluted	2,364,361	2,508,609	2,564,216
Basic earnings per common share	$(0.50)	$3.39	$5.22
Diluted earnings per common share	$(0.50)	$3.35	$5.14

     Due to a net loss in 2008, the treasury stock method for the calculation of diluted shares is not appropriate. In 2007, 3,000 Stock Appreciation Rights (“SARS”) were excluded from the computation of diluted earnings per share because their exercise price was greater than the stock price and therefore considered anti-dilutive. All outstanding options and SARS during 2006 were included in the computation of diluted earnings per share because the options’ exercise prices were less than or equal to the average market price of the common shares.

     The Company has adopted Employee Stock Option Purchase Plans (the “Plans”) under which options or SARS to purchase shares (not to exceed 500,000 shares) of the Company’s stock may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant. SARS and options, which are predominantly incentive stock options, are exercisable and vest immediately or within one year or at 10% to 20% per year beginning on the date of grant and generally expire in five to ten years. All SARS issued to date have been share settled only. There were not any shares issued from SARS exercised in 2008, 2007 or 2006.

     A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2006	82,001	$20.50
SARS granted	3,000	43.78
Options exercised	(9,340)	17.21
Options cancelled/forfeited/expired	(1,610)	22.12
Outstanding as of December 31, 2006	74,051	$21.82	4.34	$2,338,246
SARS granted	3,000	49.04
Options exercised	(15,390)	23.74
Options cancelled/forfeited/expired	(1,181)	17.38
Outstanding as of December 31, 2007	60,480	$22.77	4.11	$1,377,390
SARS granted	3,000	47.88
Options exercised	(12,360)	18.67
Options cancelled/forfeited/expired	(4,050)	29.96
Outstanding as of December 31, 2008	47,070	$24.83	3.67	$666,079

Exercisable as of December 31, 2008	33,475	$26.29	3.72	$439,377

Unvested as of December 31, 2008	13,595	$21.26	3.53	$226,702

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2008. In 2006 and 2007, there were no options or SARS excluded from the calculation as all options and SARS were in the money. The intrinsic value of options exercised during 2008 was approximately $327,000.

     The following tables summarize information about fixed stock options outstanding at December 31, 2008:

			Options Outstanding at Year-End			Options Exercisable at Year-End
				Weighted	Weighted		Weighted
				Average	Average		Average
			Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$10.00	-	$12.00	8,870	1.4	$11.29	6,155	$11.19
13.06	-	15.58	5,350	2.2	14.93	3,750	14.90
17.25	-	19.35	2,150	3.2	18.96	1,100	18.93
20.00	-	22.75	13,500	3.5	21.24	7,750	20.99
25.28	-	36.79	9,200	5.5	31.05	7,470	31.05
$10.00	-	$36.79	39,070	3.3	$20.30	26,225	$20.60

			SARS Outstanding at Year-End			SARS Exercisable at Year-End
				Weighted	Weighted		Weighted
				Average	Average		Average
			Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$43.78	-	$49.04	8,000	5.4	$46.96	7,250	$46.87

     In 2008, 9,365 options and SARS vested with a fair value of approximately $91,000.

     During the second quarter of 2008, the Company issued 3,000 share settled SARS to the directors of the Company. SARS give the holder the right to receive stock in the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments. As such, these were valued using the Black-Scholes option valuation model. The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the following table. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average fair value for the SARS issued was $12.263 and was estimated using the following weighted-average assumptions:

2008
Expected Life in Years	5.0
Volatility	24.17%
Interest Rate	3.09%
Yield Rate	0.60%

     The fair value of each SAR granted is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions:

	2008	2007	2006
Expected Life in Years	5.0	5.0	5.0
Volatility	24%	25%	27%
Interest Rate	3.1%	4.6%	5.0%
Yield Rate	0.6%	0.5%	0.6%

     There was approximately $93,000 of compensation expense relating to shares vesting on or before December 31, 2008 included in salaries, employee benefits and payroll taxes of the consolidated statements of income (loss). As of December 31, 2008, there was approximately $155,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock awards plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.

     The estimated weighted-average grant-date fair value of SARS granted for the years ended December 31 was as follows:

For the Years Ended December 31,	2008	2007	2006
Exercise price equal to market price on date of grant:
Weighted-average market price	$47.88	$49.04	$43.78
Weighted-average grant-date fair value	12.26	14.68	13.96

     There are no stock options or SARS granted where the exercise price is less than the market price on the date of grant.

8. Income Taxes

     The components of income tax (benefit) expense for the years ended December 31 are summarized as follows:

For the Years Ended December 31,	2008	2007	2006
Current:
Federal	$(1,857,000)	$3,489,000	$4,042,000
State	24,000	237,000	334,000
Total	(1,833,000)	3,726,000	4,376,000
Deferred (benefit) expense:
Federal	(147,097)	(315,518)	(210,552)
State	(53,903)	11,518	(21,448)
Total	(201,000)	(304,000)	(232,000)
Total	$(2,034,000)	$3,422,000	$4,144,000

     For state income tax purposes, ITIC and NE-ITIC generally pay only a gross premium tax found in premium and retaliatory taxes in the consolidated statements of income (loss).

     At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

For the Years Ended December 31,	2008	2007
Deferred income tax assets:
Recorded reserves for claims, net of statutory premium reserves	$847,755	$1,209,018
Accrued benefits and retirement services	2,568,958	2,359,699
FASB Statement No. 158	59,022	31,325
Other-than-temporary impairment of assets	428,609	-
Reinsurance and commissions payable	18,263	32,829
Allowance for doubtful accounts	440,980	737,800
Net operating loss carryforward	83,000	64,000
Excess of book over tax depreciation	73,594	10,125
Other	260,205	221,784
Total	4,780,386	4,666,580
Deferred income tax liabilities:
Net unrealized gain on investments	867,044	1,854,147
Discount accretion on tax-exempt obligations	18,984	24,515
Other	53,063	162,423
Total	939,091	2,041,085
Net deferred income tax assets	$3,841,295	$2,625,495

     At December 31, 2008 and 2007, no valuation allowance was recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these net deferred income tax assets will be realized.

     A reconciliation of income tax as computed for the years ended December 31 at the U.S. federal statutory income tax rate (34%) to income tax expense follows:

For the Years Ended December 31,	2008	2007	2006
Anticipated income tax (benefit) expense	$(1,093,712)	$4,020,274	$5,892,008
Increase (reduction) related to:
State income taxes, net of federal income tax benefit	15,840	156,420	220,400
Tax-exempt interest income (net of amortization)	(970,303)	(1,247,536)	(2,044,576)
Misclassified tax-exempt interest related to prior years	-	425,000	-
Other, net	14,175	67,842	76,168
(Benefit) provision for income taxes	$(2,034,000)	$3,422,000	$4,144,000

     During the fourth quarter of 2007, the Company discovered certain understatements in the provision for income taxes in its financial statements in 2006 and the first three quarters of 2007 relating to taxable municipal bonds that had been previously misclassified as tax exempt by the Company’s custodian bank.

     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company made a comprehensive review of its uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

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

     The Company’s policy is to report interest and penalties related to unrecognized tax benefits or liabilities in the Consolidated Statements of Income. As of December 31, 2008, there was $14,710 related to interest and $10,258 related to penalties recorded in other operating expenses.

     The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2005.

     The following table sets forth the total amounts of unrecognized tax benefits.

Balance as of January 1, 2008	$123,605
Additions related to prior years	10,437
Reductions related to prior years	(47,540)
Settlements	-
Balance as of December 31, 2008	$86,502

     In the balance of unrecognized tax benefits at December 31, 2008, approximately $87,000 relates to tax positions and interest for which the statute of limitations will expire within the next 12 months. Of the total unrecognized tax benefits, approximately $62,000 represents the amount that if recognized, would favorably affect the effective tax rate in future periods. Included in the $87,000 are penalties and interest in the amount of approximately $25,000.

9. Leases

     The Company leases certain office facilities and equipment under operating leases. Rental expense also includes occasional rental of automobiles. Rent expense totaled approximately $964,000, $930,000 and $889,000 in 2008, 2007 and 2006, respectively. The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008, are summarized as follows:

Year Ended:
2009	$710,419
2010	422,292
2011	184,823
2012	58,878
2013	-
Total	$1,376,412

10. Retirement Agreements and Other Postretirement Benefit Plan

     In 2008, the Company adopted a 401(k) savings plan. To participate, individuals must be employed for one full year and work at least 1,000 hours annually. The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution. Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code. Expenses related to the 401(k) for 2008 were approximately $513,000. Prior to 2008, the company had a Simplified Employee Pension Plan, where after three years of service, employees were eligible to participate. Contributions, which were made at the discretion of the Company, were based on the employee’s salary, but in no case did such contribution exceed $45,000 annually per employee. All contributions were deposited in Individual Retirement Accounts for participants. Contributions expensed under this plan were approximately $878,000, $712,000 for 2007 and 2006, respectively.

     In November 2003, ITIC, a wholly owned subsidiary of the Company, entered into employment agreements with the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer of ITIC. These individuals also serve as the Chief Executive Officer, President and Executive Vice President, respectively, of the Company. The agreements provide compensation and life, health, dental and vision benefits upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control. The agreements provide for annual salaries to be fixed by the Compensation Committee and, among other benefits, ITIC shall make quarterly contributions pursuant to a supplemental executive retirement account on behalf of each executive equal to 22% of the base salary and bonus paid to each during such quarter through September 30, 2008. The obligation to make contributions to the supplemental executive retirement agreements has expired and has been removed from the amended and restated employment agreement effective January 1, 2009. The employment agreements also prohibit each of these executives from competing with ITIC and its parent, subsidiaries and affiliates in the state of North Carolina while employed by ITIC and for a period of two years following termination of their employment. In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives. The amount accrued for these agreements at December 31, 2008 and 2007 was approximately $6,574,000 and $5,496,000, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract. These executive contracts are accounted for on an individual contract basis. On December 24, 2008, the executive contracts were amended effective January, 1, 2009 to bring them into compliance with Section 409A of the Internal Revenue Code, and to permit a special 2008 distribution election as permitted under Section 409A. The special distribution election provided that each participant may elect, no later than December 31, 2008, to receive a one-time lump sum distribution on January 15, 2009 of all amounts in the participant’s account. Payouts in January 2009 associated with this distribution were approximately $2,456,000. In addition, the nonqualified deferred compensation agreement was amended and restated to terminate all company contributions to this plan beginning January 1, 2009. In connection with such termination, the employment agreements were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) Plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually make to their accounts under the Company’s 401(k) Plan.

     On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The plan is unfunded. Estimated future benefit payouts expected to be paid for each of the next five years are $3,226 in 2009, $3,441 in 2010, $3,646 in 2011, $4,530 in 2012, $5,600 in 2013 and $53,481 in the next five years thereafter.

     Cost of the Company’s postretirement benefit plan included the following components:

	2008	2007	2006
Net periodic benefit cost
Service cost – benefits earned during the year	$17,335	$13,974	$14,227
Interest cost on projected benefit obligation	19,044	14,646	14,061
Amortization of unrecognized prior service cost	20,388	20,388	20,388
Amortization of unrecognized gains	-	(2,604)	(1,665)
Net periodic benefit cost at end of year	$56,767	$46,404	$47,011

     Under the disclosure provisions of SFAS 158, the Company is required to recognize the funded status (i.e., the difference between the fair value of the plan assets and the accumulated postretirement benefit obligations of its benefit plan in its consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net amount in accumulated other comprehensive income is $ 173,594 ($114,573 net of tax) and $92,132 ($60,808 net of tax) for December 31 2008 and 2007, respectively, and represents the net unrecognized actuarial losses and unrecognized prior service costs. The effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheets at December 31, 2008 and 2007 are presented in the following table:

	2008	2007
Funded status
Actuarial present value of future benefits:
Fully eligible active employee	$(41,001)	$(34,622)
Non-eligible active employees	(429,648)	(297,798)
Plan assets	-	-
Funded status of accumulated postretirement benefit obligation, recognized in
other liabilities	$(470,649)	$(332,420)

     Development of the accumulated postretirement benefit obligation for the years ended December 31, 2008 and 2007 includes the following:

	2008	2007
Accrued postretirement benefit obligation at beginning of year	$(240,288)	$(193,884)
Service cost – benefits earned during the year	(17,335)	(13,974)
Interest cost on projected benefit obligation	(19,044)	(14,646)
Amortization cost, net	(20,388)	(17,784)
Unrecognized prior service cost	(93,963)	(114,351)
Unrecognized loss (gain)	(79,631)	22,219
Funded status of accumulated postretirement benefit obligation at end of year	$(470,649)	$(332,420)

The changes in amounts related to accumulated other comprehensive income, pre-tax, is as follows:

	2008	2007
Balance at beginning of year	$92,132	$61,834
Components of Accumulated Other Comprehensive Income
Unrecognized prior service cost	(20,388)	(20,388)
Unrecognized gain	101,850	50,686
Balance at end of year	$173,594	$92,132

For 2009, the amounts in accumulated other comprehensive income, pre-tax, to be recognized as components of net periodic benefit costs are:

	Projected
	2009
Amortization of unrecognized prior service cost	$20,388
Amortization of unrecognized loss	2,014
Net periodic benefit cost at end of year	$22,402

     Weighted-average actuarial assumptions used to determine benefit obligations at December 31 were:

     Assumed health care cost trend rates do have an effect on the amounts reported for the postretirement benefit plan. The following illustrates the effects on the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate as of December 31, 2008:

		One-	One-
		Percentage	Percentage
		Point	Point
		Increase	Decrease
1.	Net periodic postretirement benefit cost
	Effect on the service cost component	$6,084	$(4,651)
	Effect on interest cost	6,328	(4,869)
	Total effect on the net periodic postretirement benefit cost	$12,412	$(9,520)
2.	Accumulated postretirement benefit obligation (including active
	employees who are not fully eligible)
	Effect on those currently receiving benefits (retirees and spouses)	$-	$-
	Effect on active fully eligible	2,896	(2,629)
	Effect on actives not yet eligible	107,156	(82,044)
	Total effect on the accumulated postretirement benefit obligation	$110,052	$(84,673)

11. Commitments and Contingencies

     The Company and its subsidiaries are involved in various routine legal proceedings that are incidental to their business. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings, will not, in the aggregate, be material to the Company’s consolidated financial condition or operations.

Escrows and Like-Kind Exchanges

     As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $14,492,000 and $23,665,000 as of December 31, 2008 and 2007, respectively. In administering tax-deferred property exchanges, the Company’s subsidiary, ITEC, serves as a qualified intermediary for exchanges, holding the net proceeds from sales transactions from relinquished property to be used for purchase of replacement property. Another Company subsidiary, ITAC, serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $88,124,000 and $115,515,000 as of December 31, 2008 and 2007, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable for the disposition of these deposits and for the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. These like-kind exchange funds are primarily invested in money market and other short-term investments, including $4.4 million of auction rate securities (“ARS”), at December 31, 2008. At December 31, 2008, ITEC had recorded a liability of approximately $209,000 as a result of impairment of assets specifically related to funds held. The Company does not believe the current illiquidity of these securities will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

12. Statutory Accounting

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities.

     Consolidated stockholders’ equity on a statutory basis was $82,305,151 and $93,079,819 as of December 31, 2008 and 2007, respectively. Net (loss) income on a statutory basis was $(3,148,117), $7,980,954 and $11,684,065 for the twelve months ended December 31, 2008, 2007 and 2006.

13. Segment Information

     Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-deferred exchange services. The remaining immaterial segments have been combined into a group called All Other.

     The title insurance segment primarily issues title insurance policies through approved attorneys from underwriting offices and through independent issuing agents. Title insurance policies insure titles to residential, institutional, commercial and industrial properties.

     The tax-deferred exchange services segment acts as an intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investments and serves as exchange accommodation titleholder, holding property for exchangers in reverse exchange transactions. Revenues are derived from fees for handling exchange transactions.

     Provided below is selected financial information about the Company’s operations by segment for the three years ended December 31, 2008, 2007 and 2006:

	Title	Exchange	All	Intersegment
2008	Insurance	Services	Other	Elimination	Total
Operating revenues	$65,507,644	$1,163,569	$3,594,694	$(779,005)	$69,486,902
Investment income	3,576,758	37,839	1,025,807	(81,669)	4,558,735
Net realized loss on investments	(2,661,018)	-	(261,358)	-	(2,922,376)
Total revenues	$66,423,384	$1,201,408	$4,359,143	$(860,674)	$71,123,261
Operating expenses	69,901,591	1,214,363	4,003,111	(779,005)	74,340,060
(Loss) income before taxes	$(3,478,207)	$(12,955)	$356,032	$(81,669)	$(3,216,799)
Assets	$102,408,285	$480,159	$36,969,744	$-	$139,858,188

2007
Operating revenues	$71,827,793	$4,340,062	$3,485,281	$(829,898)	$78,823,238
Investment income	4,024,900	29,501	1,212,779	(70,002)	5,197,178
Net realized gain on investments	513,252	-	408,619	-	921,871
Total revenues	$76,365,945	$4,369,563	$5,106,679	$(899,900)	$84,942,287
Operating expenses	68,896,939	1,546,437	3,504,474	(829,898)	73,117,952
Income before taxes	$7,469,006	$2,823,126	$1,602,205	$(70,002)	$11,824,335
Assets	$111,384,663	$1,210,438	$37,047,319	$-	$149,642,420

2006
Operating revenues	$71,733,764	$5,980,027	$2,915,065	$(844,533)	$79,784,323
Investment income	3,759,367	18,138	619,231	(70,401)	4,326,335
Net realized gain on investments	551,058	-	-	-	551,058
Total revenues	$76,044,189	$5,998,165	$3,534,296	$(914,934)	$84,661,716
Operating expenses	63,667,391	1,419,923	3,089,501	(844,533)	67,332,282
Income before taxes	$12,376,798	$4,578,242	$444,795	$(70,401)	$17,329,434
Assets	$114,599,621	$1,087,383	$27,829,374	$-	$143,516,378

     For 2008, operating revenues in the Exchange Services Segment includes a loss of $2,572 related to the disposal of assets.

14. Stockholders’ Equity

     On November 12, 2002, the Company’s Board of Directors amended the Company’s Articles of Incorporation, creating a series of Class A Junior Participating Preferred Stock (the “Class A Preferred Stock”). There are 1,000,000 shares of Preferred Stock authorized and 100,000 of these shares have been designated Class A Junior Participating Preferred Stock. The Class A Junior Participating Preferred Stock is senior to common stock in dividends or distributions of assets upon liquidations, dissolutions or winding up of the Company. Dividends on the Class A Preferred Stock are cumulative and accrue from the quarterly dividend payment date. Each share of Class A Preferred Stock entitles the holder thereof to 100 votes on all matters submitted to a vote of shareholders of the Company. These shares were reserved for issuance under the Shareholder Rights Plan (the “Plan”), which was adopted on November 21, 2002, by the Company’s Board of Directors. Under the terms of the Plan, the Company’s common stock acquired by a person or a group buying 15% or more of the Company’s common stock would be diluted, except in transactions approved by the Board of Directors.

     In connection with the Plan, the Company’s Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock paid on December 16, 2002, to shareholders of record at the close of business on December 2, 2002. Each Right entitles the registered holder to purchase from the Company a unit (a “Unit”) consisting of one one-hundredth of a share of Class A Preferred Stock at a purchase price of $80 per Unit. Under the Plan, the Rights detach and become exercisable upon the earlier of (a) ten (10) days following public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock, or (b) ten (10) business days following the commencement of, or first public announcement of the intent of a person or group to commence, a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of the Company’s common stock. The exercise price, the kind and the number of shares covered by each right are subject to adjustment upon the occurrence of certain events described in the Plan.

     If the Company is acquired in a merger or consolidation in which the Company is not the surviving corporation, or the Company engages in a merger or consolidation in which the Company is the surviving corporation and the Company’s common stock is changed or exchanged, or more than 50% of the Company’s assets or earning power is sold or transferred, the Rights entitle a holder (other than the acquiring person or group) to buy, at the exercise price, stock of the acquiring company having a market value equal to twice the exercise price. Following an acquisition by such person or group of 50% or more of the outstanding common stock, the Company’s Board of Directors may exchange the Rights (other than the Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of the Company’s common stock, or one one-hundredth of a share of Preferred Stock, per Right.

     The Rights expire on November 11, 2012, and are redeemable upon action by the Board of Directors at a price of $0.01 per right at any time before they become exercisable. Until the Rights become exercisable, they are evidenced only by the common stock certificates and are transferred with and only with such certificates.

15. Concentration of Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company invests its cash and cash equivalents into high credit quality security instruments. Deposits which exceed $250,000 at each institution are not insured by the Federal Deposit Insurance Corporation. Of the $5.2 million in cash and cash equivalents on the Consolidated Balance Sheets at December 31, 2008, $5.4 million was not insured by the Federal Deposit Insurance Corporation. The total amount not insured is higher than cash and cash equivalents due to larger bank than book balances.

     The Company generates a significant amount of title insurance premiums in North Carolina. In 2008, 2007 and 2006, North Carolina accounted for 47.9%, 49.2% and 49.8% of total direct title premiums, respectively.

16. Related Party Transactions

     During 2008, the Company repurchased 106,000 shares of common stock at a value of approximately $4,922,000 from a non-employee director and family member of that director. The shares were repurchased in three separate transactions pursuant to the purchase plan that was publicly announced on June 5, 2000. The shares were purchased at the current bid price on the day of each transaction.

     The Company has investments in unconsolidated affiliates in limited liability companies that are accounted for under the equity method of accounting. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,
Consolidated Balance Sheets	2008	2007
Other investments	$1,146,000	$841,000
Premium and fees receivable	432,000	401,000

Financial Statement Classification,
Consolidated Statements of Income (Loss)	2008	2007	2006
Other income	$1,175,000	$953,000	$633,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     An evaluation was performed by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 for the purpose of providing reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (the “Act”) (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

     During the quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

     Management has assessed, and the Company’s independent registered public accounting firm, Dixon Hughes PLLC, has audited, the Company’s internal control over financial reporting as of December 31, 2008. The unqualified reports of management and Dixon Hughes PLLC thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

     There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote,” “General Information - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Board of Directors and Committees – The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2009. Other information with respect to the executive officers of the Company is included at the end of Part I of this Form 10-K Annual Report under the separate caption “Executive Officers of the Company.”

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item is set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2009 and is incorporated by reference in this Form 10-K Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2009 and is incorporated by reference in this Form 10-K Annual Report.

     The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2008. The Company does not have any equity compensation plans that have not been approved by its shareholders.

Equity Compensation Plan Information

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available
	be Issued Upon Exercise	Exercise Price of	for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by
shareholders	47,070	$24.83	237,701
Equity compensation plans not approved by
shareholders	-	-	-
Total	47,070	$24.83	237,701

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independent Directors” set forth in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2009 and is incorporated by reference in this Form 10-K Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information pertaining to principal accountant fees and services is set forth under the caption “Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2009 is incorporated by reference in this Form 10-K Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

     The following financial statements are filed under Item 8 of this Form 10-K Annual Report:
     Report of Independent Registered Public Accounting Firm
     Management’s Report on Internal Control Over Financial Reporting
     Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
     Consolidated Balance Sheets as of December 31, 2008 and 2007
     Consolidated Statements of Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006
     Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
     Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
     Notes to Consolidated Financial Statements

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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of March, 2009.

/s/ J. Allen Fine	/s/ James R. Morton
J. Allen Fine, Chairman of the Board and Chief	James R. Morton, Director
Executive Officer
(Principal Executive Officer)

/s/ James A. Fine, Jr.	/s/ A. Scott Parker III
James A. Fine, Jr., President, Treasurer and	A. Scott Parker III, Director
Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ W. Morris Fine	/s/ H. Joe King, Jr.
W. Morris Fine, Executive Vice President,	H. Joe King, Jr., Director
Secretary and Director

/s/ David L. Francis	/s/ R. Horace Johnson
David L. Francis, Director	R. Horace Johnson, Director

/s/ Richard M. Hutson, II
Richard M. Hutson, II, Director

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2008

			Amount at
			which shown in
			the Balance
Type of Investment	Cost (1)	Market Value	Sheet (2)
Fixed Maturities:
Bonds:
States, municipalities & political subs	$73,270,094	$74,473,176	$74,462,277
All other corporate bonds	13,105,170	13,697,904	13,697,904
Short-term investments	15,725,513	15,725,513	15,725,513
Total fixed maturities	102,100,777	103,896,593	103,885,694

Equity Securities:
Common Stocks:
Public utilities	540,630	529,741	529,741
Banks, trust and insurance companies	34,884	86,100	86,100
Industrial, miscellaneous and all other	8,165,246	8,886,081	8,886,081
Nonredeemable preferred stocks	418,025	463,375	463,375
Total equity securities	9,158,785	9,965,297	9,965,297

Other Investments	895,173	895,173	895,173
Total investments per the consolidated balance sheet (3)	$112,154,735	$114,757,063	$114,746,164

(1)	Fixed maturities are shown at amortized cost and equity securities are shown at original cost
(2)	Bonds of states, municipalities and political subdivisions are shown at amortized cost for held-to-maturity bonds and fair value for available-for-sale bonds. Equity securities are shown at fair value
(3)	The above summary of investments does not include investments in related parties accounted for under the equity method of accounting in the amount of $1,145,789.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
Assets
Cash and cash equivalents	$1,476,574	$207,436
Investments in fixed maturities, available-for-sale	13,975,353	17,707,623
Investments in equity securities, available-for-sale	89,100	250,950
Short-term investments	14,391,860	13,122,076
Investments in affiliated companies	55,363,938	63,628,499
Other investments	470,481	461,835
Other receivables	710,860	291,391
Income taxes receivable	1,054,569	1,255,157
Accrued interest and dividends	218,070	214,068
Property, net	2,914,630	3,038,964
Deferred income taxes, net	243,298	22,288
Total Assets	$90,908,733	$100,200,287

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$1,050,845	$924,447
Total liabilities	1,050,845	924,447

Stockholders’ Equity:
Class A Junior Participating preferred stock - no par value
(shares authorized 100,000; no shares issued)	-	-
Common stock-no par (shares authorized 10,000,000; 2,293,268 and 2,411,318 shares issued and outstanding 2008 and 2007,
respectively, excluding 291,676 shares for 2008 and
2007 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	88,248,452	95,739,827
Accumulated other comprehensive income	1,609,435	3,536,012
Total stockholders’ equity	89,857,888	99,275,840
Total Liabilities and Stockholders’ Equity	$90,908,733	$100,200,287

See notes to condensed financial statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Revenues:
Investment income-interest and dividends	$985,277	$1,146,168	$561,400
Net realized (loss) gain on investments	(120,093)	406,623	-
Rental income	717,044	736,713	735,431
Miscellaneous income (loss)	37,139	81,938	(115,883)
Total	1,619,367	2,371,442	1,180,948
Operating Expenses:
Salaries, employee benefits, and payroll taxes	320,258	-	-
Office occupancy and operations	356,072	345,389	345,859
Business development	46,130	64,278	69,372
Taxes-other than payroll and income	155,510	138,687	79,871
Professional fees	243,394	141,297	141,500
Other expenses	98,236	105,873	114,240
Total	1,219,600	795,524	750,842

Equity in Net (Loss) Income of Affiliated Cos.	(1,634,566)	7,336,417	12,710,328
(Loss) Income Before Income Taxes	(1,234,799)	8,912,335	13,140,434
(Benefit) Provision for Income Taxes	(52,000)	510,000	(45,000)
Net (Loss) Income	$(1,182,799)	$8,402,335	$13,185,434
Basic (Loss) Earnings per Common Share	$(0.50)	$3.39	$5.22
Weighted Average Shares Outstanding-Basic	2,364,361	2,479,321	2,527,927
Diluted (Loss) Earnings Per Common Share	$(0.50)	$3.35	$5.14
Weighted Average Shares Outstanding-Diluted	2,364,361	2,508,609	2,564,216

See notes to condensed financial statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Operating Activities:
Net (loss) income	$(1,182,799)	$8,402,335	$13,185,434
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in net loss (earnings) of subsidiaries	1,634,566	(7,336,417)	(12,710,328)
Depreciation	124,334	124,686	124,030
Amortization, net	12,582	15,946	(820)
Issuance of common stock in payment of bonuses and fees	1,946	1,998	5,013
Net realized loss (gain) on investments	120,093	(406,623)	-
(Benefit) provision for deferred income taxes	(119,000)	5,000	(55,000)
(Increase) decrease in receivables	(419,469)	118,627	(205,760)
Decrease (increase) in income taxes receivable-current	200,588	(378,491)	356,796
(Increase) decrease in other assets	(4,002)	47,725	(153,593)
Increase in accounts payable and accrued liabilities	126,398	30,572	260,468
Net cash provided by operating activities	495,237	625,358	806,240

Investing Activities:
Capital contribution to subsidiaries	(125,000)	-	(115,000)
Return of capital contributions from subsidiaries	-	-	80,000
Dividends received from subsidiaries	5,083,607	13,122,720	9,446,950
Purchases of available-for-sale securities	(7,437,280)	(31,721,740)	(21,310,774)
Purchases of short-term securities	(2,006,477)	(11,658,044)	(1,459,550)
Purchases of and net earnings from other investments	(15,789)	(94,737)	-
Proceeds from sales and maturities of available-for-sale securities	10,900,000	33,900,000	13,600,000
Proceeds from sales of short-term securities	736,694	-	-
Proceeds from sales and distributions from other investments	41,250	742,822	216,190
Purchases of property	-	(12,551)	(18,151)
Net cash provided by investing activities	7,177,005	4,278,470	439,665

Financing Activities:
Retirement of common stock	(5,972,043)	(4,660,259)	(2,255,735)
Exercise of options	230,801	365,284	55,272
Dividends paid (net dividends paid to subsidiary of $81,669,
$70,002 and $70,401 in 2008, 2007 and 2006, respectively)	(661,862)	(595,808)	(606,423)
Net cash used in financing activities	(6,403,104)	(4,890,783)	(2,806,886)

Net Increase (Decrease) in Cash and Cash Equivalents	1,269,138	13,045	(1,560,981)
Cash and Cash Equivalents, Beginning of Year	207,436	194,391	1,755,372
Cash and Cash Equivalents, End of Year	$1,476,574	$207,436	$194,391

Supplemental Disclosures:
Cash Paid (Refunded) During the Year For
Income Taxes (net of refunds)	$(473,000)	$889,000	$343,000

Non cash net unrealized loss (gain) on investments, net of deferred tax (benefit) provision of $987,103, ($219,001) and ($185,475) for 2008,
2007 and 2006, respectively	$1,872,812	$(414,956)	$(361,631)

See notes to condensed financial statements.

SCHEDULE II

INVESTORS TITLE COMPANY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1.	The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Investors Title Company and Subsidiaries.

2.	Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2008	2007	2006
Investors Title Insurance Company, net*	$4,928,607	$10,662,720	$4,976,950
Investors Title Exchange Corporation	-	2,250,000	4,125,000
Investors Title Accommodation Corporation	5,000	25,000	170,000
Investors Title Management Services, Inc.	-	-	60,000
Investors Title Capital Management Corporation	35,000	60,000	-
Investors Title Commercial Agency	115,000	125,000	115,000
	$5,083,607	$13,122,720	$9,446,950

*	Total dividends of $5,010,276, $10,732,722 and $5,047,351 paid to the Parent Company in 2008, 2007 and 2006, respectively, netted with dividends of $81,669, $70,002 and $70,401 received from the Parent in 2008, 2007 and 2006, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

		Future
		Policy		Other
		Benefits		Policy			Benefit
	Deferred	Losses,		Claims			Claims,	Amortization of
	Policy	Claims and		and		Net	Losses and	Deferred Policy	Other
	Acquisition	Loss	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Cost	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
Year Ended December 31, 2008
Title Insurance	-	$39,238,000	-	$467,388	$63,662,187	$3,495,088	$15,206,637	-	$54,019,867	N/A
Exchange Services	-	-	-	-	-	37,840	-	-	1,160,070	N/A
All Other	-	-	-	-	-	1,025,807	-	-	3,953,486	N/A
	-	$39,238,000	-	$467,388	$63,662,187	$4,558,735	$15,206,637	-	$59,133,423

Year Ended December 31, 2007
Title Insurance	-	$36,975,000	-	$406,922	$69,983,989	$3,954,898	$10,134,719	-	$58,034,137	N/A
Exchange Services	-	-	-	-	-	29,501	-	-	1,480,094	N/A
All Other	-	-	-	-	-	1,212,779	-	-	3,469,002	N/A
	-	$36,975,000	-	$406,922	$69,983,989	$5,197,178	$10,134,719	-	$62,983,233

Year Ended December 31, 2006
Title Insurance	-	$36,906,000	-	$470,468	$70,196,467	$3,688,966	$7,405,211	-	$55,557,492	N/A
Exchange Services	-	-	-	-	-	18,138	-	-	1,346,743	N/A
All Other	-	-	-	-	-	619,231	-	-	3,022,836	N/A
	-	$36,906,000	-	$470,648	$70,196,467	$4,326,335	$7,405,211	-	$59,927,071

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

			Assumed
		Ceded to	from		Percentage of
		Other	Other		Amount Assumed
	Gross Amount	Companies	Companies	Net Amount	to Net
Year Ended December 31, 2008
Title Insurance	$63,770,383	$275,089	$166,893	$63,662,187	0.26%

Year Ended December 31, 2007
Title Insurance	$70,205,350	$264,177	$42,816	$69,983,989	0.06%

Year Ended December 31, 2006
Title Insurance	$70,615,891	$441,582	$22,158	$70,196,467	0.03%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

		Additions	Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other Accounts –	Deductions –		Balance at End
Description	Period	Expenses	Describe	Describe*		of Period
2008
Premium Receivable
Valuation Provision	$2,170,000	$7,397,511	$ -	$(8,270,511)	(a)	$1,297,000
Reserves for Claims	$36,975,000	$15,206,637	$ -	$(12,943,637)	(b)	$39,238,000

2007
Premium Receivable
Valuation Provision	$2,128,000	$5,298,809	$ -	$(5,256,809)	(a)	$2,170,000
Reserves for Claims	$36,906,000	$10,134,719	$ -	$(10,065,719)	(b)	$36,975,000

2006
Premium Receivable
Valuation Provision	$2,444,000	$4,927,691	$ -	$(5,243,691)	(a)	$2,128,000
Reserves for Claims	$34,857,000	$7,405,211	$ -	$(5,356,211)	(b)	$36,906,000

(a)	Cancelled premiums
(b)	Payments of claims, net of recoveries

INDEX TO EXHIBITS

Exhibit
Number	Description
3(i)	Articles of Incorporation dated January 22, 1973, incorporated by reference to Exhibit 1 to Form 10 dated June 12, 1984

3(ii)	Bylaws – (amended and restated November 12, 2007), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 12, 2007, File No. 0-11774

4	Rights Agreement, dated as of November 12, 2002, between Investors Title Company and Central Carolina Bank, a division of National Bank of Commerce, incorporated by reference to Exhibit 1 to Form 8-A filed November 15, 2002

10(i)	1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(viii) to Form 10-K for the year ended December 31, 1996

10(ii)	Form of Nonqualified Stock Option Agreement to Non-employee Directors dated May 13, 1997 under the 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(ix) to Form 10-Q for the quarter ended June 30, 1997

10(iii)	Form of Nonqualified Stock Option Agreement under 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(x) to Form 10-K for the year ended December 31, 1997

10(iv)	Form of Incentive Stock Option Agreement under 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(xi) to Form 10-K for the year ended December 31, 1997

10(v)	Form of Amendment to Incentive Stock Option Agreement between Investors Title Company and George Abbitt Snead incorporated by reference to Exhibit 10(xii) to Form 10-Q for the quarter ended June 30, 2000

10(vi)	2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(xiii) to Form 10-K for the year ended December 31, 2000

10(vii)	Amended and Restated Employment Agreement effective January 1, 2009 for J. Allen Fine

10(viii)	Amended and Restated Employment Agreement effective January 1, 2009 for James A. Fine, Jr.

10(ix)	Amended and Restated Employment Agreement effective January 1, 2009 for W. Morris Fine

10(x)	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for J. Allen Fine

10(xi)	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for James A. Fine, Jr.

10(xii)	Death Benefit Plan Agreement effective January 1, 2009 for W. Morris Fine

10(xiii)	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009

10(xiv)	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009

21	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2003

23	Consent of Independent Registered Public Accounting Firm

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002