Form 10-Q
period 2009-03-31
INVESTORS TITLE CO
filed 2009-05-05
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________ to ________________________

Commission File Number:  0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State of incorporation)	(I.R.S. Employer Identification No.)

121 North Columbia Street, Chapel Hill, North Carolina 27514
(Address of principal executive offices)  (Zip Code)

(919) 968-2200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer  ___  Accelerated filer _X   Non-accelerated filer _    Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___   No   X

As of April 24, 2009, there were 2,295,118 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

INDEX

Item 1.     Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
(Unaudited)

	March 31, 2009	December 31, 2008

Assets
Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2009: $457,559; 2008: $462,580)	$446,793	$451,681
Available-for-sale, at fair value (amortized cost: 2009: $84,509,877; 2008: $89,228,010)	87,187,255	87,708,500
Equity securities, available-for-sale, at fair value (cost: 2009: $8,673,948; 2008: $9,158,785)	8,923,089	9,965,297
Short-term investments	15,701,808	15,725,513
Other investments	2,101,894	2,040,962
Total investments	114,360,839	115,891,953

Cash and cash equivalents	4,822,641	5,155,046
Premiums and fees receivable, less allowance for doubtful accounts of
$1,534,000 and $1,297,000 for 2009 and 2008, respectively	6,614,428	4,933,797
Accrued interest and dividends	1,046,637	1,225,070
Prepaid expenses and other assets	1,213,560	1,215,146
Property acquired in settlement of claims	414,413	395,734
Property, net	4,200,366	4,422,318
Current income taxes receivable	2,546,849	2,777,829
Deferred income taxes, net	2,801,536	3,841,295

Total Assets	$138,021,269	$139,858,188

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims	$38,988,000	$39,238,000
Accounts payable and accrued liabilities	7,514,108	10,762,300
Total liabilities	46,502,108	50,000,300

Commitments and Contingencies

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000;
2,294,118 and 2,293,268 shares issued and outstanding 2009 and 2008, respectively, excluding 291,676 shares for 2009 and 2008
of common stock held by the Company's subsidiary)	1	1
Retained earnings	89,692,794	88,248,452
Accumulated other comprehensive income	1,826,366	1,609,435
Total stockholders' equity	91,519,161	89,857,888

Total Liabilities and Stockholders' Equity	$138,021,269	$139,858,188

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Revenues:
Underwriting income:
Premiums written	$16,410,597	$17,903,762
Less-premiums for reinsurance ceded	777	90,402
Net premiums written	16,409,820	17,813,360
Investment income - interest and dividends	989,635	1,279,359
Net realized (loss) gain on investments	(299,937)	118,569
Exchange services revenue	323,764	404,698
Other	1,259,127	1,244,933
Total Revenues	18,682,409	20,860,919

Operating Expenses:
Commissions to agents	7,532,209	7,319,270
Provision for claims	2,047,126	2,048,596
Salaries, employee benefits and payroll taxes	5,138,176	5,497,936
Office occupancy and operations	1,098,582	1,366,373
Business development	262,817	485,451
Filing fees and taxes, other than payroll and income	157,051	192,629
Premium and retaliatory taxes	367,262	367,337
Professional and contract labor fees	302,013	521,409
Other	(1,790)	236,538
Total Operating Expenses	16,903,446	18,035,539

Income Before Income Taxes	1,778,963	2,825,380

Provision For Income Taxes	344,000	701,000

Net Income	$1,434,963	$2,124,380

Basic Earnings Per Common Share	$0.63	$0.88

Weighted Average Shares Outstanding - Basic	2,293,951	2,412,499

Diluted Earnings Per Common Share	$0.62	$0.87

Weighted Average Shares Outstanding - Diluted	2,296,041	2,437,195

Cash Dividends Paid Per Common Share	$0.07	$0.07

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income	Equity

Balance, December 31, 2007	2,411,318	$1	$95,739,827	$3,536,012	$99,275,840
Net income			2,124,380		2,124,380
Dividends ($.07 per share)			(169,134)		(169,134)
Shares of common stock repurchased and retired	(4,148)		(183,444)		(183,444)
Issuance of common stock in payment of bonuses
and fees	40		1,946		1,946
Stock options exercised	7,810		142,865		142,865
Share-based compensation expense			24,506		24,506
Amortization related to FASB Statement No. 158				3,364	3,364
Net unrealized loss on investments, net of tax				(617,725)	(617,725)

Balance, March 31, 2008	2,415,020	$1	$97,680,946	$2,921,651	$100,602,598

Balance, December 31, 2008	2,293,268	$1	$88,248,452	$1,609,435	$89,857,888
Net income			1,434,963		1,434,963
Dividends ($.07 per share)			(160,588)		(160,588)
Stock options exercised	850		10,606		10,606
Share-based compensation expense			159,361		159,361
Amortization related to FASB Statement No. 158				3,695	3,695
Net unrealized gain on investments, net of tax				213,236	213,236

Balance, March 31, 2009	2,294,118	$1	$89,692,794	$1,826,366	$91,519,161

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Operating Activities:
Net income	$1,434,963	$2,124,380
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	210,916	277,325
Amortization on investments, net	72,070	79,731
Amortization of prior service cost	5,599	5,097
Issuance of common stock in payment of bonuses and fees	-	1,946
Share-based compensation expense related to stock options	159,361	24,506
Allowance for doubtful accounts on premiums receivable	237,000	(316,000)
Net loss on disposals of property	11,536	1,999
Net realized loss (gain) on investments	299,937	(118,569)
Net earnings from other investments	(424,470)	(273,135)
Provision for claims	2,047,126	2,048,596
Provision for deferred income taxes	916,000	389,000
Changes in assets and liabilities:
Increase in receivables and other assets	(1,756,291)	(43,930)
Decrease in current income taxes receivable	230,980	-
Decrease in accounts payable and accrued liabilities	(3,248,192)	(2,022,952)
Decrease in current income taxes payable	-	(1,168,000)
Payments of claims, net of recoveries	(2,297,126)	(1,944,596)
Net cash used in operating activities	(2,100,591)	(934,602)

Investing Activities:
Purchases of available-for-sale securities	(2,280,404)	(1,612,212)
Purchases of short-term securities	(616,196)	(9,226,978)
Purchases of other investments	(96,255)	(393,607)
Proceeds from sales and maturities of available-for-sale securities	3,977,480	11,195,611
Proceeds from maturities of held-to-maturity securities	5,000	505,000
Proceeds from sales and maturities of short-term securities	639,901	873,472
Proceeds from sales and distributions of other investments	289,142	78,958
Purchases of property	(500)	(67,269)
Net cash provided by investing activities	1,918,168	1,352,975

Financing Activities:
Repurchases of common stock, net	-	(183,444)
Exercise of options	10,606	142,865
Dividends paid	(160,588)	(169,134)
Net cash used in financing activities	(149,982)	(209,713)

Net (Decrease) Increase in Cash and Cash Equivalents	(332,405)	208,660
Cash and Cash Equivalents, Beginning of Period	5,155,046	3,000,762
Cash and Cash Equivalents, End of Period	$4,822,641	$3,209,422

Supplemental Disclosures:
Cash (Received) Paid During the Period for:
Income Taxes, net of refunds	$(803,000)	$1,480,000

Non cash net unrealized (loss) gain on investments, net of deferred tax
(benefit) provision of ($121,855) and $316,351 for 2009 and 2008,
respectively	$(213,236)	$617,725

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the "Notes to Consolidated Financial Statements" of Investors Title Company’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2008 for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Reclassification - Certain 2008 amounts have been reclassified to conform to the 2009 classifications.  These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recently Issued Accounting Standards –  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement requires the recognition of a noncontrolling interest (previously known as a minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. The Company has adopted this new Statement effective January 1, 2009, with no significant impact on the reporting of the Company’s statements of financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this Statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and, reside in the accounting literature established by the FASB, as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This Statement is effective 60 days following the Securities & Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to Audit Standards AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the effect of adopting this new Statement and anticipates that the Statement will not have a significant impact on the reporting of the Company’s results of operations.

In January 2009, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This Position amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue To Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance.  This Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively.  Retrospective application to a prior interim or annual reporting period is not permitted.  Adoption of this Position did not have a significant impact on the reporting of the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides for additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  This Position is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  The Company is currently evaluating the effect of adopting this new Position in the second quarter of 2009 and anticipates that the Position will not have a significant impact on the reporting of the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The objective of an other-than-temporary impairment analysis under U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings, such as securities classified as held-to-maturity or available-for-sale, should recognize a loss in earnings when the investment is impaired.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Earlier adoption for periods ending before March 15, 2009 is not permitted.  The Company is currently evaluating the effect of adopting this new Position in the second quarter of 2009 and anticipates that the Position will not have a significant impact on the reporting of the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP also amends APB Opinion No. 28 to require disclosures in summarized financial information at interim reporting periods. This Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the effect of adopting this new Position in the second quarter of 2009 and anticipates that the Position will not have a significant impact on the reporting of the Company’s consolidated financial statements.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the three months ended March 31, 2009 and the year ended December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Balance, beginning of period	$39,238,000	$36,975,000
Provision, charged to operations	2,047,126	15,206,637
Payments of claims, net of recoveries	(2,297,126)	(12,943,637)
Ending balance	$38,988,000	$39,238,000

The total reserve for all reported and unreported losses the Company incurred through March 31, 2009 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims for policies issued through March 31, 2009.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

Total comprehensive income for the three months ended March 31, 2009 and 2008 was $1,651,894 and $1,510,019, respectively.  Other comprehensive income is comprised of unrealized gains or losses on the Company’s available-for-sale securities, net of tax and amortization of prior service cost and unrealized gains and losses in net periodic benefit costs related to postretirement liabilities, net of tax.

Note 4 - Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents includes the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, the exercise price of a share-based award, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share-based awards are exercised are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method were 2,090, and 24,696 for March 31, 2009, and 2008, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	2009	2008
Net income	$1,434,963	$2,124,380
Weighted average common shares outstanding - Basic	2,293,951	2,412,499
Incremental shares outstanding assuming
the exercise of dilutive stock options and SARs (share settled)	2,090	24,696
Weighted average common shares outstanding - Diluted	2,296,041	2,437,195
Basic earnings per common share	$.63	$.88
Diluted earnings per common share	$.62	$.87

There were 14,200 and 3,000 shares excluded from the computation of diluted earnings per share for the period ended March 31, 2009 and 2008, respectively, because these shares were anti-dilutive.

The Company has adopted employee stock award plans (the "Plans") under which restricted stock, and options or stock appreciation rights (“SARs”) to purchase shares (not to exceed 250,000 shares) of the Company's stock may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant.  SARs and options (which have predominantly been incentive stock options) awarded under the Plans thus far are exercisable and vest immediately or within one year or at 10% to 20% per year beginning on the date of grant and generally expire in five to ten years.  All SARs issued to date have been share settled only.  There have not been any SARs exercised in 2009, 2008 or 2007.

A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2007	74,051	$21.82	4.34	$2,338,246
SARs granted	3,000	49.04
Options exercised	(15,390)	23.74
Options cancelled/forfeited/expired	(1,181)	17.38
Outstanding as of December 31, 2007	60,480	$22.77	4.11	$1,377,390
SARs granted	3,000	47.88
Options exercised	(12,360)	18.67
Options/SARs cancelled/forfeited/expired	(4,050)	29.96
Outstanding as of December 31, 2008	47,070	$24.83	3.67	$666,079
SARs granted	75,000	27.97
Options exercised	(850)	12.48
Options/SARs cancelled/forfeited/expired	-	-
Outstanding as of March 31, 2009	121,220	$26.86	5.61	$429,142

Exercisable as of March 31, 2009	53,094	$26.81	4.58	$283,390

Unvested as of March 31, 2009	68,126	$26.90	6.41	$145,752

During the first quarter of 2009, the Company issued 75,000 share settled SARs to officers of the Company.  SARs give the holder the right to receive stock in the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  As such, these were valued using the Black-Scholes option valuation model.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the following table. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to estimate SAR exercise and employee termination within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate for periods during the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted-average fair value for the SARs issued was $8.41 and was estimated using the following weighted-average assumptions:

2009
Expected Life in Years	5.0
Volatility	34.26%
Interest Rate	1.86%
Yield Rate	0.92%

The fair value of each SAR granted is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions:

	2009	2008	2007
Expected Life in Years	5.0	5.0	5.0
Volatility	34%	24%	25%
Interest Rate	1.9%	3.1%	4.6%
Yield Rate	0.9%	0.6%	0.5%

There was approximately $159,000 of compensation expense relating to SARs or options vesting on or before March 31, 2009 included in salaries, employee benefits and payroll taxes of the consolidated statements of income.  As of March 31, 2009, there was approximately $626,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock awards plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.

There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

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

Provided below is selected financial information about the Company’s operations by segment:

Three Months Ended March 31, 2009	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$17,062,638	$323,764	$798,138	$(191,829)	$17,992,711
Investment income	808,519	98	201,435	(20,417)	989,635
Net realized loss on investments	(126,295)	-	(173,642)	-	(299,937)
Total revenues	$17,744,862	$323,862	$825,931	$(212,246)	$18,682,409
Operating expenses	16,177,299	50,959	867,017	(191,829)	16,903,446
Income (loss) before income taxes	$1,567,563	$272,903	$(41,086)	$(20,417)	$1,778,963
Assets	$100,578,468	$460,437	$36,982,364	$-	$138,021,269

Three Months Ended March 31, 2008	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$18,369,966	$404,698	$880,338	$(192,011)	$19,462,991
Investment income	949,459	8,009	342,308	(20,417)	1,279,359
Net realized gain on investments	118,382	99	88	-	118,569
Total revenues	$19,437,807	$412,806	$1,222,734	$(212,428)	$20,860,919
Operating expenses	16,831,105	313,088	1,083,357	(192,011)	18,035,539
Income before income taxes	$2,606,702	$99,718	$139,377	$(20,417)	$2,825,380
Assets	$110,965,278	$1,362,970	$35,553,978	$-	$147,882,226

Operating revenues represent net premiums written and other revenues.

Note 6 – Retirement Agreements and Other Postretirement Benefit Plan

On November 17, 2003, Investors Title Insurance Company entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health insurance, dental, vision and life insurance. The benefits provided for under the agreements are unfunded.  The following sets forth the net periodic benefits cost for the executive benefits for the quarters ended March 31, 2009 and 2008:

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Service cost – benefits earned during the year	$5,958	$4,334
Interest cost on the projected benefit obligation	6,743	4,761
Amortization of unrecognized prior service cost	5,097	5,097
Amortization of unrecognized loss	502	-
Net periodic benefit cost	$18,300	$14,192

Note 7 - Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  Relative to SFAS 157, the FASB recently issued FSP 157-1, 157-2 and 157-3.  FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-3 clarifies the principles in SFAS 157 on the fair value measurement of liabilities.  The Company adopted SFAS 157 as of January 1, 2008.

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

The following table presents the assets carried at fair value measured on a recurring basis as of March 31, 2009:

Available-for-sale securities	Carrying Balance	Level 1	Level 2	Level 3
Fixed maturities	$87,187,255	$-	$79,653,110	$7,534,145
Equity	8,923,089	8,923,089	-	-
Total	$96,110,344	$8,923,089	$79,653,110	$7,534,145

The following table presents the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2009:

Changes in fair value during the period ended March 31, 2009:	Level 3
Beginning balance at January 1, 2009	$7,596,920
Transfers into Level 3	-
Unrealized (loss) gain - included in other comprehensive income	(62,775)
Ending balance at March 31, 2009	$7,534,145

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

The Level 2 category generally includes corporate bonds, U.S. government corporations and agency bonds and municipal bonds.  A number of the Company’s investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at March 31, 2009.  However, these securities were classified as Level 2 at March 31, 2009, because third party pricing services also use valuation models, which use observable market inputs, in addition to traded prices.  Substantially all of these assumptions are observable in the marketplace or can be derived or supported by observable market data.

The Company’s investments in student loan auction rate securities (“ARS”) are its only Level 3 assets, and were transferred from Level 2 in 2008 because quoted prices from broker-dealers were unavailable due to the failure of auctions.  Valuations using discounted cash flow models were used to determine the estimated fair value of these investments as of March 31, 2009.  Some of the inputs to this model are unobservable in the market and are significant.

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

Note 8 – Investments in Securities

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2009.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Auction rate securities	$7,534,145	$(915,855)	$-	$-	$7,534,145	$(915,855)
Obligations of states and political subdivisions	4,790,875	$(85,657)	1,427,371	(51,876)	6,218,246	(137,533)
Total Fixed Income Securities	$12,325,020	$(1,001,512)	$1,427,371	$(51,876)	$13,752,391	$(1,053,388)
Equity Securities	5,089,993	(1,144,207)	248,683	(71,320)	5,338,676	(1,215,527)
Total temporarily impaired securities	$17,415,013	$(2,145,719)	$1,676,054	$(123,196)	$19,091,067	$(2,268,915)

The Company saw an increase in unrealized losses in its securities portfolio due to the disruptions in 2008 and 2009.  Unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary; however, during the first quarter of 2009, the Company recorded an other than temporary impairment charge in the amount of approximately $345,000 related to several of its equity and equity method investments.  Unrealized losses related to holdings of fixed income securities can be attributed primarily to changes in market interest rates and changes in spreads over treasury securities.  Since the decline in fair value was mostly attributable to changes in interest rates and temporary market changes, and not credit quality, and because the Company has the intent and ability to hold these equity and fixed income securities until a recovery of fair value, which may be maturity, the Company does not consider these investments other-than-temporarily impaired at March 31, 2009.

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

In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net proceeds from sales transactions from relinquished property to be used for purchase of replacement property.  Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $21,249,000 and $88,124,000 as of March 31, 2009 and December 31, 2008, respectively.  These amounts are not considered the Company’s assets and, therefore, are excluded from the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of these deposits and for the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  These like-kind exchange funds are primarily invested in money market and other short-term investments, including $4.5 million of ARS, at March 31, 2009.  The Company does not believe the current illiquidity of these securities will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

Note 10 – Related Party Transactions

The Company does business with unconsolidated limited liability companies that it has investments in that are accounted for under the equity method of accounting. The following table sets forth the approximate values by period found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets	March 31, 2009	December 31, 2008
Other investments	$1,239,000	$1,146,000
Premium and fees receivable	671,000	432,000

Financial Statement Classification, Consolidated Statements of Income	March 31, 2009	March 31, 2008
Other income	$551,000	$392,000

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2008 Annual Report on Form 10-K should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in two segments of business: title insurance and exchange services.  These segments are described below.

Title Insurance: Its primary business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and Northeast Investors Title Insurance Company ("NE-ITIC"), which accounted for 94.8% of the Company’s operating revenues in the first quarter of 2009. Through ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

The Company's volume of title insurance premiums is affected by the overall level of residential and commercial real estate activity.  In turn, real estate activity is generally affected by a number of factors, including the availability of mortgage credit, the cost of real estate, consumer confidence, employment and family income levels and general United States economic conditions.

Another important factor in the level of residential and commercial real estate activity is the effect of changes in interest rates.  According to data published by Freddie Mac, the quarterly average 30-year fixed mortgage interest rates in the United States decreased to 5.06% for the quarter ended March 31, 2009, compared with 5.88% for the quarter ended March 31, 2008.

The cyclical nature of the residential and commercial real estate markets – and consequently, the land title industry - has historically caused fluctuations in revenues and profitability, and it is expected to continue to do so in the future. Additionally, there are seasonal influences in real estate activity and accordingly in revenue levels for title insurers.

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

Other Services:  Other operating business segments not required to be reported separately are reported in a category called All Other.  Other services include those offered by the parent holding company and by its wholly owned subsidiaries, Investors Trust Company ("Investors Trust"), Investors Capital Management Company (“ICMC”) and Investors Title Management Services, Inc. (“ITMS”).  In conjunction with Investors Trust, ICMC provides investment management and trust services to individuals, companies, banks and trusts.  ITMS offers consulting services to clients.

Business Trends and Recent Conditions

The continued downturn in U.S. economic activity and the ongoing decline in real estate transactions were primary drivers behind the lower premiums written in the title industry during 2008 and in the first quarter of 2009.

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

Historically, activity in real estate markets has varied over the course of market cycles in response to evolving economic factors.  The Company anticipates that current market conditions, including the sub prime lending crisis, rising foreclosures, weakening home sales and falling home prices, will be primary influences on the Company’s operations until some stabilization occurs.  Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments.  Actual results could differ from these estimates.  During the quarter ended March 31, 2009, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”).

Results of Operations

For the quarter ended March 31, 2009, net premiums written decreased 7.9% to $16,409,820, investment income decreased 22.6% to $989,635, total revenues decreased 10.4% to $18,682,409 and net income decreased 32.5% to $1,434,963, all compared with the same quarter in 2008.  Net income per basic and diluted common share decreased 28.4% and 28.7% to $0.63 and $0.62, respectively, compared with the same prior year period.

Total revenues decreased from the prior year period primarily due to decreases in net premiums written and investment income, and an increase in realized investment losses.

Operating revenues: Operating revenues include net premiums written plus other fee income and exchange services segment income. Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately following operating revenues.

Although net premiums written in the first quarter of 2009 decreased over the same period in 2008, the volume or total number of title orders issued increased in the first quarter of 2009 to 59,370, which is an increase of 6.2% compared with 55,908 title orders in the same period in 2008.  The Company believes volume received a boost from an increase in mortgage refinancing during the first quarter.  The Company believes that the weak housing market and ongoing general decline in real estate activity was the primary reason for the decline in net premiums written.

Following is a breakdown between branch and agency premiums for the quarter ended March 31:

	2009	%	2008	%
Branch	$6,043,004	37	$7,364,830	41
Agency	10,366,816	63	10,448,530	59
Total	$16,409,820	100	$17,813,360	100

Title insurance premiums decreased 7.9% to $16,409,820 in the first quarter of 2009 compared with the comparable period in 2008.  Total premiums written were negatively impacted primarily by a decrease in the Company’s branch premiums and the downturn in the real estate market in particular, the economy in general.

The decreases in branch office net premiums written as a percentage of total net premiums written was due primarily to an expansion of the Company’s agency relationships.  Net premiums written from branch operations decreased 17.9% and increased 3.1% for the quarters ended March 31, 2009 and 2008, respectively, as compared with the same period in the prior years.  Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina and, as a result, branch net premiums written primarily represent North Carolina business.

Agency net premiums written decreased 0.8% and increased 8.3% for the three months ended March 31, 2009 and 2008, respectively, compared with the prior years.  Additional business was written by the Company’s agencies in 2008.

Following is a schedule of net premiums written for the three months ended March 31, 2009 and 2008 in all states in which the Company’s two insurance subsidiaries ITIC and NE-ITIC currently underwrite insurance:

State	2009	2008
Illinois	$1,091,590	$589,969
Kentucky	870,303	816,810
Michigan	852,273	1,045,827
New York	955,437	512,198
North Carolina	7,564,207	8,948,667
Pennsylvania	609,185	443,129
South Carolina	1,185,930	1,903,380
Tennessee	565,768	541,674
Virginia	1,227,764	1,521,794
West Virginia	547,581	470,898
Other States	939,759	1,013,072
Direct Premiums	16,409,797	17,807,418
Reinsurance Assumed	800	96,344
Reinsurance Ceded	(777)	(90,402)
Net Premiums	$16,409,820	$17,813,360

Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) decreased 20.0% in the first quarter of 2009 compared with the first quarter of 2008.  Demand for tax-deferred exchange services has declined significantly due to weak appreciation or actual declines in value for many types of investment property.  The decrease in 2009 revenues compared with 2008 resulted primarily from decreases in transaction volume and related lower levels of interest-spread income earned on exchange fund deposits held by the Company due to declines in the average balances of deposits held and declines in interest rates.

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

Other revenues primarily include investment management fee income, income related to the Company’s equity method investments and agency service fees, as well as search fee and other ancillary fees.  Other revenues were $1,259,127 for the first quarter of 2009 compared with $1,244,933 in the prior year quarter.

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

Investment income decreased 22.6% to $989,635 in the first quarter of 2009, compared with $1,279,359 in the same period in 2008.  The decline in investment income in 2009 was due primarily to lower levels of interest earned on short-term funds, as the capital markets experienced significant distress beginning in the second quarter of 2008.

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

Net realized loss on investment securities totaled $299,937 for the three months ended March 31, 2009, compared with net realized gain of $118,569 for the corresponding period in 2008. The 2009 net loss, which included impairment charges totaling $344,578 on certain equity and equity method investments in the Company’s portfolio that were deemed to be other than temporarily impaired, and  was partially offset by net realized gains on sales of investments of $44,641.  Management has determined that the unrealized losses from remaining fixed income and equity securities at March 31, 2009 are temporary in nature.  The net realized gains in 2008 resulted primarily from the sale of equity securities and other investments in the Company’s investment portfolio.

Operating Expenses:  The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provisions for claims and office occupancy and operations.  Total operating expenses decreased 6.3% for the three-month period ended March 31, 2009 compared with the same period in 2008.  The total decrease in operating expenses resulted primarily from decreases in salaries, employee benefits and payroll taxes, office occupancy and operations and other expenses.  Following is a summary of the Company’s operating expenses. Intersegment eliminations have been netted with each segment; therefore, the individual segment amounts will not agree to Note 5 in the accompanying Consolidated Financial Statements.

	2009	%	2008	%
Title insurance	$16,008,849	95	$16,663,993	92
Exchange services	39,293	-	299,167	2
All other	855,304	5	1,072,379	6
	$16,903,446	100	$18,035,539	100

On a combined basis, profit margins were 7.7% and 10.2% in the first quarters of 2009 and 2008, respectively. Total revenues decreased 10.4% in 2009, while operating expenses decreased 6.3%, contributing to a less favorable combined profit margin for the March 31, 2009 quarter.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 2.9% from the prior year first quarter.  Commission expense as a percentage of net premiums written by agents was 72.7% and 70.1% for the first quarter 2009 and 2008, respectively.  Commission rates vary by the geographic area in which the commission is paid and may be influenced by state regulations.

The provision for claims as a percentage of net premiums written was 12.5% for the three months ended March 31, 2009, versus 11.5% for the same period in 2008.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.  Declining economic conditions and/or declines in transaction volumes have historically been drivers of increased claim expenses due to increased mechanics liens, defalcations and other matters which may be discovered during property foreclosures.  The increase in the loss provision for the first quarter of 2009 from the 2008 level resulted in approximately $160,000 more in reserves than would have been recorded at the lower 2008 level.  If material occurrences of mortgage-related fraud, mechanic lien claims and other similar types of claims continue, the Company’s ultimate loss estimates for recent policy years could increase, which could result in an increase in the provision for claims in current operations.

Paid claims and specific case reserves were greater than expected during the first quarter of 2009.  The unfavorable loss emergence in the first quarter of 2009 is concentrated in the 2008 and 2006 policy years.  Management considers the loss provision ratios for the first quarter of 2009 and 2008 to be appropriate given the long-tail nature of title insurance claims, the small volume of large claims and the inherent uncertainty in title insurance claims emergence patterns.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience, among other factors.  Actual payments of claims, net of recoveries, were $2,297,126 and $1,944,596 in the first quarter of 2009 and 2008, respectively.

At March 31, 2009, the total reserves for claims were $38,988,000.  Of that total, $6,452,644 was reserved for specific claims, and $32,535,356 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

Changes in the expected liability for claims for prior periods reflect the uncertainty of the claims environment, as well as the limited predicting power of historical data.  The Company continually updates and refines its reserve estimates as current experience develops and credible data emerges.  Adjustments may be required as new information develops which often varies from past experience.  Movements in the reserves related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data, rather than as a result of material changes to underlying key actuarial assumptions or methodologies.  Such changes include payments on claims closed during the quarter, new details that emerge on still-open cases that cause claims adjusters to increase or decrease the case reserve and the impact that these types of changes have on the Company's total loss provision.

Salaries, employee benefits and payroll taxes were $5,138,176 and $5,497,936 for the first quarters of 2009 and 2008, respectively.  Salaries and related costs decreased about $360,000 for the March 31, 2009 quarter.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 27.5% and 26.4% for the three months ended March 31, 2009 and 2008, respectively. The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 85.7% and 84.0% of the total consolidated amount for the three months ended March 31, 2009 and 2008, respectively.

Overall office occupancy and operations as a percentage of total revenues was 5.9% and 6.5% for the three months ended March 31, 2009 and 2008, respectively.  The decrease in office occupancy and operations expense in 2009 compared with 2008 was due to a decrease in various items, including maintenance, depreciation, postage, telecommunications and printing costs.

Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes.  Tax rates and bases vary from state to state.  Premium and retaliatory taxes as a percentage of net premiums written were 2.2% and 2.1% for the three months ended March 31, 2009 and 2008, respectively.

Professional and contract labor fees for the three months ended March 31, 2009 compared with the same period in 2008 decreased about $219,000, primarily due to decreases in contract labor fees incurred, associated with investments in infrastructure and technology in the first quarter 2008.

Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation with transaction volume of the title segment and the trust division.

Income Taxes:  The provision for income taxes was 19.3% and 24.8% of income before income taxes for the quarters ended March 31, 2009 and 2008, respectively.  The effective tax rates for the quarters were below the U.S. federal statutory income tax rate (34%) primarily due to a change in the proportion of tax-exempt investment income to pre-tax income.

Recent Accounting Pronouncements

For a description of the Company’s recent accounting pronouncements, please refer to Note 1 to the Notes to Consolidated Financial Statements included elsewhere herein.

Liquidity and Capital Resources

Liquidity:  Due to the Company’s historical consistent ability to generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating cash needs for the foreseeable future.  However, there can be no assurance that future experience will be similar to historical experience, since they are influenced by such factors as the interest rate environment, the Company’s claims-paying ability and its financial strength ratings.  The Company is unaware of any trend that is likely to result in material adverse liquidity changes, but continually assesses its capital allocation strategy.  The Company’s cash requirements include general operating expenses, income taxes, capital expenditures, dividends on its common stock declared by the Board of Directors and share repurchases.  In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities.

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

Cash Flows:  Cash flow used in operating activities for the three months ended March 31, 2009 amounted to $2,100,591, compared with $934,602 for the same three-month period of 2008.  The increase in net cash used in operating activities was primarily the result of the timing of payments for accounts payable compared with the prior year period and an increase in receivables.

Payment of Dividends:  The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends and distributions from subsidiaries and cash generated by investment securities.  The Company’s significant sources of funds are dividends and distributions from its subsidiaries.  The holding company receives cash from its subsidiaries in the form of dividends and as reimbursements for operating and other administrative expenses.  The reimbursements are executed within the guidelines of management agreements between the holding company and its subsidiaries.  The ability of the Company’s insurance subsidiaries to pay dividends to the Company is subject to regulation in the states where the subsidiaries do business.  These regulations, among other things, require prior regulatory approval of the payment of dividends and other intercompany transfers.  The Company believes that amounts available for transfer from the insurance subsidiaries are adequate to meet the Company’s operating needs.

Capital Expenditures: During 2009, the Company has plans for various capital improvement projects, including hardware purchases and several software development projects and are anticipated to be funded via cash flows from operations.  All anticipated capital expenditures are subject to periodic review and may vary depending on a number of factors.

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

The total reserve for all reported and unreported losses the Company incurred through March 31, 2009 is represented by the reserves for claims. Information regarding the claims reserves can be found in Note 2 to the Consolidated Financial Statements of this Form 10-Q.  Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

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

•	changes in general economic conditions, including the performance of the capital, credit and real estate markets;
•	significant changes to applicable government regulations;
•	the possible inadequacy of provisions for claims to cover actual claim losses;
•	the incidence of fraud-related losses;
•	heightened regulatory scrutiny;
•	unanticipated adverse changes in securities markets, including interest rates, resulting in material losses on the Company’s investments;
•	the Company’s dependence on key management personnel, the loss of whom could have a material adverse affect on the Company’s business;
•	the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner;
•
statutory requirements applicable to the Company’s insurance subsidiaries which require them to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that they may pay to the Company without prior regulatory approval and

•	the concentration of key accounting and information systems in a few locations.

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission (“SEC”). For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company does not undertake to update any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Company’s market risk or market strategy occurred during the current period.  A detailed discussion of market risk is provided in the Company’s 2008 Annual Report on Form 10-K for the period ended December 31, 2008.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009, to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)         None
(b)         None
(c)         None

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

Dated: May 5, 2009