Form 10-Q
period 2009-06-30
INVESTORS TITLE CO
filed 2009-07-31
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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
(Check one): Large accelerated filer ___	Accelerated filer _X_	Non-accelerated filer ___	Smaller reporting company ___
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No _X_

As of July 24, 2009, there were 2,297,132 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

INDEX

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(Unaudited)

	June 30, 2009	December 31, 2008

Assets
Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2009: $457,635; 2008: $462,580)	$446,907	$451,681
Available-for-sale, at fair value (amortized cost: 2009: $83,291,395; 2008: $85,923,583)	85,803,489	87,708,500
Equity securities, available-for-sale, at fair value (cost: 2009: $9,034,924; 2008: $9,158,785)	10,392,874	9,965,297
Short-term investments	15,127,184	15,725,513
Other investments	2,400,932	2,040,962
Total investments	114,171,386	115,891,953

Cash and cash equivalents	8,120,607	5,155,046
Premiums and fees receivable, less allowance for doubtful accounts of
$1,540,000 and $1,297,000 for 2009 and 2008, respectively	7,956,609	4,933,797
Accrued interest and dividends	1,151,634	1,225,070
Prepaid expenses and other assets	1,521,707	1,215,146
Property acquired in settlement of claims	378,884	395,734
Property, net	4,051,221	4,422,318
Current income taxes receivable	2,073,410	2,777,829
Deferred income taxes, net	2,261,779	3,841,295

Total Assets	$141,687,237	$139,858,188

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims	$39,583,000	$39,238,000
Accounts payable and accrued liabilities	7,800,818	10,762,300
Total liabilities	47,383,818	50,000,300

Commitments and Contingencies

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000;
2,297,207 and 2,293,268 shares issued and outstanding 2009 and 2008, respectively, excluding 291,676 shares for 2009 and 2008
of common stock held by the Company's subsidiary)	1	1
Retained earnings	91,859,793	88,248,452
Accumulated other comprehensive income	2,443,625	1,609,435
Total stockholders' equity	94,303,419	89,857,888

Total Liabilities and Stockholders' Equity	$141,687,237	$139,858,188

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income (Loss)
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Revenues:
Underwriting income:
Premiums written	$18,945,561	$18,178,892	$35,356,158	$36,082,654
Less-premiums for reinsurance ceded	33,173	50,910	33,950	141,312
Net premiums written	18,912,388	18,127,982	35,322,208	35,941,342
Investment income - interest and dividends	960,454	1,112,681	1,950,089	2,392,040
Net realized gain (loss) on investments	9,995	(242,272)	(289,942)	(123,703)
Exchange services revenue	300,963	66,714	624,727	471,412
Other	1,436,759	1,287,695	2,695,886	2,532,628
Total Revenues	21,620,559	20,352,800	40,302,968	41,213,719

Operating Expenses:
Commissions to agents	8,831,742	7,949,938	16,363,951	15,269,208
Provision for claims	2,751,814	4,298,414	4,798,940	6,347,010
Salaries, employee benefits and payroll taxes	4,529,066	5,311,626	9,667,242	10,809,562
Office occupancy and operations	1,208,140	1,330,815	2,306,722	2,697,188
Business development	329,011	567,881	591,828	1,053,332
Filing fees and taxes, other than payroll and income	185,204	138,875	342,255	331,504
Premium and retaliatory taxes	375,510	451,728	742,772	819,065
Professional and contract labor fees	326,673	502,531	628,686	1,023,940
Other	214,926	301,926	213,136	538,464
Total Operating Expenses	18,752,086	20,853,734	35,655,532	38,889,273

Income (Loss) Before Income Taxes	2,868,473	(500,934)	4,647,436	2,324,446

Provision (Benefit) For Income Taxes	753,000	(227,000)	1,097,000	474,000

Net Income (Loss)	$2,115,473	$(273,934)	$3,550,436	$1,850,446

Basic Earnings (Loss) Per Common Share	$0.92	$(0.11)	$1.55	$0.77

Weighted Average Shares Outstanding - Basic	2,296,644	2,409,206	2,295,298	2,410,852

Diluted Earnings (Loss) Per Common Share	$0.92	$(0.11)	$1.54	$0.76

Weighted Average Shares Outstanding - Diluted	2,296,644	2,409,206	2,300,017	2,434,204

Cash Dividends Paid Per Common Share	$0.07	$0.07	$0.14	$0.14

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

				Accumulated
	Common Stock		Retained	Other Comprehensive	Total Stockholders'
	Shares	Amount	Earnings	Income	Equity

Balance, December 31, 2007	2,411,318	$1	$95,739,827	$3,536,012	$99,275,840
Net income			1,850,446		1,850,446
Dividends ($.14 per share)			(338,080)		(338,080)
Shares of common stock repurchased and retired	(21,326)		(1,002,423)		(1,002,423)
Issuance of common stock in payment of
bonuses and fees	40		1,946		1,946
Stock options exercised	10,450		204,012		204,012
Share-based compensation expense			47,199		47,199
Amortization related to FASB Statement No. 158				6,728	6,728
Net unrealized loss on investments, net of tax				(1,289,888)	(1,289,888)

Balance, June 30, 2008	2,400,482	$1	$96,502,927	$2,252,852	$98,755,780

Balance, December 31, 2008	2,293,268	$1	$88,248,452	$1,609,435	$89,857,888
Net income			3,550,436		3,550,436
Dividends ($.14 per share)			(321,385)		(321,385)
Shares of common stock repurchased and retired	(286)		(8,511)		(8,511)
Stock options exercised	4,225		74,072		74,072
Share-based compensation expense			316,729		316,729
Amortization related to FASB Statement No. 158				7,392	7,392
Net unrealized gain on investments, net of tax				826,798	826,798

Balance, June 30, 2009	2,297,207	$1	$91,859,793	$2,443,625	$94,303,419

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Operating Activities:
Net income	$3,550,436	$1,850,446
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	421,720	555,908
Amortization on investments, net	140,438	156,259
Amortization of prior service cost	11,200	10,194
Issuance of common stock in payment of bonuses and fees	-	1,946
Share-based compensation expense related to stock options	316,729	47,199
Allowance for doubtful accounts on premiums receivable	243,000	(241,000)
Net loss on disposals of property	13,136	1,999
Net realized loss on investments	289,942	123,703
Net earnings from other investments	(881,715)	(499,924)
Provision for claims	4,798,940	6,347,010
Provision for deferred income taxes	1,117,000	592,000
Changes in assets and liabilities:
Increase in receivables and other assets	(3,482,087)	(719,882)
Decrease in current income taxes receivable	704,419	-
Decrease in accounts payable and accrued liabilities	(2,961,482)	(1,392,846)
Decrease in current income taxes payable	-	(1,747,877)
Payments of claims, net of recoveries	(4,453,940)	(6,086,010)
Net cash used in operating activities	(172,264)	(1,000,875)

Investing Activities:
Purchases of available-for-sale securities	(2,910,021)	(2,293,775)
Purchases of short-term securities	(2,004,425)	(8,906,105)
Purchases of other investments	(176,759)	(494,795)
Proceeds from sales and maturities of available-for-sale securities	5,435,206	12,999,142
Proceeds from maturities of held-to-maturity securities	5,000	505,000
Proceeds from sales and maturities of short-term securities	2,602,754	160,984
Proceeds from sales and distributions of other investments	505,653	390,001
Purchases of property	(69,925)	(87,155)
Proceeds from the sale of property	6,166	-
Net cash provided by investing activities	3,393,649	2,273,297

Financing Activities:
Repurchases of common stock, net	(8,511)	(1,002,423)
Exercise of options	74,072	204,012
Dividends paid	(321,385)	(338,080)
Net cash used in financing activities	(255,824)	(1,136,491)

Net Increase in Cash and Cash Equivalents	2,965,561	135,931
Cash and Cash Equivalents, Beginning of Period	5,155,046	3,000,762
Cash and Cash Equivalents, End of Period	$8,120,607	$3,136,693

Supplemental Disclosures:
Cash (Received) Paid During the Period for:
Income Taxes, (refunds) payments, net	$(724,000)	$2,314,400

Non cash net unrealized (gain) loss on investments, net of deferred tax
(provision) benefit of ($458,708) and $676,032 for 2009 and 2008,
respectively	$(826,798)	$1,289,888

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Subsequent Events – The Company has evaluated and concluded that there are no subsequent events through July 31, 2009, which is the date of financial statement issuance.

Recently Issued Accounting Standards –   In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  This Statement replaces Statement of Financial Accounting Standards (“SFAS”)  No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized as applicable to nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the effect of adopting this new Statement and anticipates that the Statement will not have a significant impact on the reporting of the Company’s results of operations.

In April 2009, the FASB issued its Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides for additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  This Position is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  Adopting this new Position did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The objective of an other-than-temporary impairment analysis under U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings, such as securities classified as held-to-maturity or available-for-sale, should recognize a loss in earnings when the investment is impaired.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This Position is effective for interim and annual reporting periods ending after June 15, 2009.  Adopting this new Position did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP also amends APB Opinion No. 28 to require disclosures in summarized financial information at interim reporting periods. This Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Adopting this new Position did not have a significant impact on the Company’s consolidated financial statements.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the six months ended June 30, 2009 and the year ended December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
Balance, beginning of period	$39,238,000	$36,975,000
Provision, charged to operations	4,798,940	15,206,637
Payments of claims, net of recoveries	(4,453,940)	(12,943,637)
Ending balance	$39,583,000	$39,238,000

The total reserve for all reported and unreported losses the Company incurred through June 30, 2009 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims for policies issued through June 30, 2009.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended June 30, 2009 and 2008 was $2,732,732 and $(942,733), respectively.  Comprehensive income for the six months ended June 30, 2009 and 2008 was $4,384,626 and $567,286, respectively.  Other comprehensive income is comprised of unrealized gains or losses on the Company’s available-for-sale securities, net of tax and amortization of prior service cost and unrealized gains and losses in net periodic benefit costs related to postretirement liabilities, net of tax.

Note 4 - Earnings (Loss) Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents includes the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, the exercise price of a share-based award, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share-based awards are exercised are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method were 4,719 and 23,352 for the six months ended June 30, 2009 and 2008, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$2,115,473	$(273,934)	$3,550,436	$1,850,446
Weighted average common shares outstanding - Basic	2,296,644	2,409,206	2,295,298	2,410,852
Incremental shares outstanding assuming
the exercise of dilutive stock options and SARs (share settled)	-	-	4,719	23,352
Weighted average common shares outstanding - Diluted	2,296,644	2,409,206	2,300,017	2,434,204
Basic earnings (loss) per common share	$0.92	$(0.11)	$1.55	$0.77
Diluted earnings (loss) per common share	$0.92	$(0.11)	$1.54	$0.76

There were 17,200 shares for the quarter ended June 30, 2009 and 17,200 and 6,000 shares excluded from the computation of diluted earnings per share for the six months ended June 30, 2009 and 2008, respectively, because these shares were anti-dilutive.

The Company has adopted employee stock award plans (the "Plans") under which restricted stock, and options or stock appreciation rights (“SARs”) to purchase shares (not to exceed 500,000 shares) of the Company's stock may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant.  SARs and options (which have predominantly been incentive stock options) awarded under the Plans thus far are exercisable and vest immediately or within one year or at 10% to 20% per year beginning on the date of grant and generally expire in five to ten years.  All SARs issued to date have been share settled only.  There have not been any SARs exercised in 2009, 2008 or 2007.

A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2007	74,051	$21.82	4.34	$2,338,246
SARs granted	3,000	49.04
Options exercised	(15,390)	23.74
Options/SARs cancelled/forfeited/expired	(1,181)	17.38
Outstanding as of December 31, 2007	60,480	$22.77	4.11	$1,377,390
SARs granted	3,000	47.88
Options exercised	(12,360)	18.67
Options/SARs cancelled/forfeited/expired	(4,050)	29.96
Outstanding as of December 31, 2008	47,070	$24.83	3.67	$666,079
SARs granted	78,000	28.13
Options exercised	(4,225)	17.53
Options/SARs cancelled/forfeited/expired	(2,050)	20.61
Outstanding as of June 30, 2009	118,795	$27.33	5.54	$245,718

Exercisable as of June 30, 2009	68,025	$27.38	5.04	$200,631

Unvested as of June 30, 2009	50,770	$27.26	6.22	$45,087

During the second quarter of 2009, the Company issued 3,000 share settled SARs to the directors of the Company.  SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  As such, these were valued using the Black-Scholes option valuation model.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the following table. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to estimate SAR exercise and employee termination within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate for periods during the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted-average fair value for the SARs issued was $10.81 and was estimated using the following weighted-average assumptions:

2009
Expected Life in Years	5.0
Volatility	38.76%
Interest Rate	2.05%
Yield Rate	0.93%

The following table provides the Black-Scholes weighted-average components for all grants during the respective years:

	2009	2008	2007
Expected Life in Years	5.0	5.0	5.0
Volatility	34%	24%	25%
Interest Rate	1.9%	3.1%	4.6%
Yield Rate	0.9%	0.6%	0.5%

There was approximately $317,000 of compensation expense relating to SARs or options vesting on or before June 30, 2009 included in salaries, employee benefits and payroll taxes of the consolidated statements of income.  As of June 30, 2009, there was approximately $501,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.

There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

Note 5 – Segment Information

Consistent with SFAS No. 131, “ Disclosures about Segments of an Enterprise and Related Information ,” the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-deferred exchange services.  The remaining immaterial segments have been combined into a group called All Other.

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

Provided below is selected financial information about the Company’s operations by segment:

Three Months Ended June 30, 2009	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$19,685,359	$304,627	$853,507	$(193,383)	$20,650,110
Investment income	800,799	50	180,023	(20,418)	960,454
Net realized gain (loss) on investments	35,806	-	(25,811)	-	9,995
Total revenues	$20,521,964	$304,677	$1,007,719	$(213,801)	$21,620,559
Operating expenses	17,786,954	193,720	964,795	(193,383)	18,752,086
Income before income taxes	$2,735,010	$110,957	$42,924	$(20,418)	$2,868,473
Assets, net	$104,029,922	$465,690	$37,191,625	$-	$141,687,237

Three Months Ended	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
June 30, 2008
Operating revenues	$18,712,575	$66,714	$901,621	$(198,519)	$19,482,391
Investment income	902,757	27,369	202,973	(20,418)	1,112,681
Net realized loss on investments	(233,618)	(99)	(8,555)	-	(242,272)
Total revenues	$19,381,714	$93,984	$1,096,039	$(218,937)	$20,352,800
Operating expenses	19,634,063	365,876	1,052,314	(198,519)	20,853,734
Income (loss) before income taxes	$(252,349)	$(271,892)	$43,725	$(20,418)	$(500,934)
Assets, net	$108,834,556	$161,240	$37,246,841	$-	$146,242,637

Six Months Ended June 30, 2009
Operating revenues	$36,747,997	$628,391	$1,651,645	$(385,212)	$38,642,821
Investment income	1,609,318	148	381,458	(40,835)	1,950,089
Net realized loss on investments	(90,489)	-	(199,453)	-	(289,942)
Total revenues	$38,266,826	$628,539	$1,833,650	$(426,047)	$40,302,968
Operating expenses	33,964,253	244,679	1,831,812	(385,212)	35,655,532
Income before income taxes	$4,302,573	$383,860	$1,838	$(40,835)	$4,647,436
Assets, net	$104,029,922	$465,690	$37,191,625	$-	$141,687,237

Six Months Ended
June 30, 2008
Operating revenues	$37,082,541	$471,412	$1,781,959	$(390,530)	$38,945,382
Investment income	1,852,216	35,378	545,281	(40,835)	2,392,040
Net realized loss on investments	(115,236)	-	(8,467)	-	(123,703)
Total revenues	$38,819,521	$506,790	$2,318,773	$(431,365)	$41,213,719
Operating expenses	36,465,168	678,964	2,135,671	(390,530)	38,889,273
Income (loss) before income taxes	$2,354,353	$(172,174)	$183,102	$(40,835)	$2,324,446
Assets, net	$108,834,556	$161,240	$37,246,841	$-	$146,242,637

Operating revenues represent net premiums written and other revenues.

 Note 6 – Retirement and Other Postretirement Benefit Plans

On November 17, 2003, the Company’s subsidiary, Investors Title Insurance Company, entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health insurance, dental, vision and life insurance. The benefits are unfunded.  The following sets forth the net periodic benefits cost for the executive benefits for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Service cost – benefits earned during the year	$5,958	$4,334	$11,916	$8,668
Interest cost on the projected benefit obligation	6,743	4,761	13,486	9,522
Amortization of unrecognized prior service cost	5,098	5,097	10,195	10,194
Amortization of unrecognized gains	503	-	1,005	-
Net periodic benefits costs	$18,302	$14,192	$36,602	$28,384

Note 7 - Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  Relative to SFAS 157, the FASB recently issued FASB Staff Positions (“FSP”) 157-1, 157-2 and 157-3.  FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-3 clarifies the principles in SFAS 157 on the fair value measurement of liabilities.  The Company adopted SFAS 157 as of January 1, 2008.

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

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of June 30, 2009.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

Available-for-sale securities	Carrying Balance	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$71,964,228	$-	$64,181,573	$7,782,655
Corporate debt securities	13,839,261	-	13,839,261	-
Equity	10,392,874	10,392,874	-	-
Total	$96,196,363	$10,392,874	$78,020,834	$7,782,655

The following table presents the changes in the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2009:

Changes in fair value during the period ended June 30, 2009:	Level 3
Beginning balance at January 1, 2009	$7,596,920
Unrealized gains - included in other comprehensive income	185,735
Ending balance at June 30, 2009	$7,782,655

Valuation Techniques.  A financial instrument’s classification within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Publicly traded equity securities are measured at fair value using quoted active market prices and are classified within Level 1 of the valuation hierarchy.

 The Level 2 category generally includes corporate bonds, U.S. government corporations and agency bonds and municipal bonds.  The fair value of fixed maturity investments included in the Level 2 category was based on the market values obtained from pricing services.  If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.  A number of the Company’s investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at June 30, 2009.  However, these securities were classified as Level 2 at June 30, 2009, because the third party pricing services from which the Company has obtained fair values for such instruments also use valuation models, which use observable market inputs, in addition to traded prices.  Substantially all of these assumptions are observable in the marketplace or can be derived or supported by observable market data.

The Company’s investments in student loan auction rate securities (“ARS”) are its only Level 3 assets, and were transferred from Level 2 in 2008 because quoted prices from broker-dealers were unavailable due to the failure of auctions.  Valuations using discounted cash flow models were used to determine the estimated fair value of these investments as of June 30, 2009. Some of the inputs to this model are unobservable in the market and are significant.

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

Note 8 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses, and cost or amortized cost for securities by major security type are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
Fixed Maturities-
Held-to-maturity, at amortized cost-
Obligations of states and political subdivisions	$ 446,907	$ 10,728	$ -	$ 457,635
Total	$ 446,907	$ 10,728	$ -	$ 457,635
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$ 83,291,395	$ 3,365,516	$ 853,422	$ 85,803,489
Total	$ 83,291,395	$ 3,365,516	$ 853,422	$ 85,803,489
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$ 9,034,924	$ 1,948,986	$ 591,036	$ 10,392,874
Total	$ 9,034,924	$ 1,948,986	$ 591,036	$ 10,392,874
Short-term investments-
Certificates of deposit and other	$ 15,127,184	$ -	$ -	$ 15,127,184
Total	$ 15,127,184	$ -	$ -	$ 15,127,184

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Fixed Maturities-
Held-to-maturity, at amortized cost-
Obligations of states and political subdivisions	$ 451,681	$ 10,899	$ -	$ 462,580
Total	$ 451,681	$ 10,899	$ -	$ 462,580
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$ 72,818,413	$ 2,178,686	$ 986,503	$ 74,010,596
Corporate debt securities	13,105,170	606,001	13,267	13,697,904
Total	$ 85,923,583	$ 2,784,687	$ 999,770	$ 87,708,500
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$ 9,158,785	$ 1,446,389	$ 639,877	$ 9,965,297
Total	$ 9,158,785	$ 1,446,389	$ 639,877	$ 9,965,297
Short-term investments-
Certificates of deposit and other	$ 15,725,513	$ -	$ -	$ 15,725,513
Total	$ 15,725,513	$ -	$ -	$ 15,725,513

The fair value of debt and equity securities was determined primarily using estimated market prices obtained from independent third party pricing services and quoted market prices.

  The scheduled maturities of fixed maturity securities at June 30, 2009 were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$6,514,276	$6,650,375	$2,000	$2,097
Due after one year through five years	25,811,372	27,116,280	-	-
Due five years through ten years	37,300,735	38,553,618	444,907	455,538
Due after ten years	13,665,012	13,483,216	-	-
Total	$83,291,395	$85,803,489	$446,907	$457,635

Proceeds and gross realized gains and losses on sales of available-for-sale securities for the six months ended June 30 are summarized as follows:

	2009	2008
Proceeds	$5,435,206	$12,999,142

Gross realized gains:
Obligations of states and political subdivisions	$-	$24,726
Common stocks and nonredeemable preferred stocks	253,477	239,677
Total	253,477	264,403
Gross realized losses:
Obligations of states and political subdivisions	-	(460)
Common stocks and nonredeemable preferred stocks	(33,978)	(158,188)
Total	(33,978)	(158,648)
Net realized gain	$219,499	$105,755

Realized gains and losses are determined on the specific identification method.  Also included in net realized gain (loss) on sales of investments in the Consolidated Statements of income for the six months ended June 30, 2009 and 2008 is $(41,509) and $5,600 of (losses) and gains from the sale of other investments.

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Auction rate securities	$-	$-	$7,782,655	$(667,345)	$7,782,655	$ (667,345)
Obligations of states and political subdivisions	7,804,463	(130,180)	1,369,761	(55,897)	9,174,224	(186,077)
Total Fixed Income Securities	7,804,463	(130,180)	9,152,416	(723,242)	16,956,879	(853,422)
Equity Securities	2,842,298	(504,284)	386,768	(86,752)	3,229,066	(591,036)
Total temporarily impaired securities	$10,646,761	$(634,464)	$9,539,184	$ (809,994)	$20,185,945	$(1,444,458)

As of June 30, 2009, the majority of the Company’s unrealized losses relate to its portfolio of fixed income securities.  The Company’s unrealized losses on its fixed income securities were caused by interest rate increases, for the most part, and widening credit spreads.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost.  A total of 64 securities had unrealized losses at June 30, 2009.  Since the decline in fair value was attributable to changes in interest rates and temporary market changes, and not credit quality, and the Company has the intent and ability to hold these securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Reviews of the values of securities are inherently uncertain, and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During the second quarter of 2009, the Company recorded impairment charges of approximately $167,000 related to several of its equity securities that were deemed other-than-temporarily impaired.  Impairment charges relating to the equity securities were based on the duration of the unrealized loss and inability to predict the time to recover if the investment continued to be held.

The current disruptions in the capital and credit markets have resulted in volatility and disruption in the financial markets.  These and other factors including the tightening of credit markets, failures of significant financial institutions, uncertainty regarding the effectiveness of governmental solutions, and a general slowdown in economic activity are contributing to decreases in the fair value of the investment portfolio as of June 30, 2009.  It is expected that any future other than temporary impairments will depend primarily on these factors.  It is possible that future events or information may lead the Company to determine that a decline in value is other than temporary and recognize potential future impairment losses on some securities it owns at June 30, 2009.

Other investments consist primarily of investments in title insurance agencies structured as limited liability companies, which are accounted for under the equity or cost method of accounting.  The aggregate cost of the Company’s cost method investments totaled $828,932 and $821,617 at June 30, 2009 and December 31, 2008, respectively.  The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

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

In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net proceeds from sales transactions from relinquished property to be used for purchase of replacement property.  Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $20,350,000 and $88,124,000 as of June 30, 2009 and December 31, 2008, respectively.  These amounts are not considered the Company’s assets and, therefore, are excluded from the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of these deposits and for the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  These like-kind exchange funds are primarily invested in money market and other short-term investments, including $4.6 million of ARS, at June 30, 2009.  The Company does not believe the current illiquidity of these securities will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

 Note 10 – Related Party Transactions

The Company does business with unconsolidated limited liability companies that it has investments in that are accounted for under the equity method of accounting. These unconsolidated companies are title insurance agencies.  The following table sets forth the approximate values by period found within each financial statement classification:

Financial Statement Classification	June 30,	December 31,
Consolidated Balance Sheets	2009	2008
Other investments	$1,572,000	$1,146,000
Premiums and fees receivable	$719,000	$432,000

Financial Statement Classification	For the three months ended June 30,		For the six months ended June 30,
Consolidated Statements of Income (Loss)	2009	2008	2009	2008
Other income	$607,000	$348,000	$1,158,000	$740,000

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

Title Insurance:  Its primary business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and Northeast Investors Title Insurance Company (“NE-ITIC”), which accounted for 95.1% of the Company’s operating revenues for the six months ended June 30, 2009. Through ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

The Company’s volume of title insurance premiums is affected by the overall level of residential and commercial real estate activity which includes sales, mortgage financing and mortgage refinancing.  In turn, real estate activity is generally affected by a number of factors, including the availability of mortgage credit, the cost of real estate, consumer confidence, employment and family income levels and general United States economic conditions.  Another important factor in the level of residential and commercial real estate activity is the effect of changes in interest rates.

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

Business Trends and Recent Conditions

The continued downturn in U.S. economic activity and the ongoing decline in real estate transactions were primary drivers behind the lower premiums written in the title industry during 2008 and in the first six months of 2009.

During the real estate boom, many lenders loosened their underwriting guidelines, particularly in the sub prime market.  These lower underwriting standards, when combined with new methods of financing loans created a supply of inexpensive credit which led to a build up in mortgage loans to high risk borrowers.  As a result, there has been a substantial increase in loan defaults and mortgage foreclosures.  Lenders are now returning to stricter loan underwriting standards, which results in lower overall loan volume.  Moreover, the depressed economy has contributed to lower levels of new home purchases, which also negatively affects loan volume.  This lower loan volume has, in turn, resulted in a lower level of title premiums generated in the marketplace.  In addition, the downturn in housing and related mortgage finance industries has contributed to higher claims costs.  An increase in property foreclosures tends to reveal title defects.  A slowing pace of real estate activity also triggers the likelihood of certain types of title claims, such as mechanics’ liens on newly constructed property.  These factors have historically caused title claims to increase in past real estate market cyclical downturns and the Company has experienced such increases during the current downturn.

Steps taken by the U.S. government to relieve the current economic situation may have a positive effect on the Company’s sales of title insurance.  Under the administration’s Home Affordable Refinance Program, homeowners with a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac, who would otherwise be unable to get a refinancing loan because of a loss in home value increasing their loan-to-value ratio above 80%, would be able to get a refinancing loan.  The Treasury Department estimates that many of the homeowners who fit this description would be eligible to refinance their loans under this program.  In addition, President Obama signed the Economic Stimulus Bill that included an $8,000 tax credit for first time homebuyers.

Management also believes the Company’s premiums written benefited from the very low mortgage interest rate environment during the first half of the year, which spurred an increase in mortgage refinancing.  According to data published by Freddie Mac, the six month average 30-year fixed mortgage interest rates in the United States decreased to 5.05% for the six months ended June 30, 2009, compared with 5.99% for the six months ended June 30, 2008.  Management believes the further reduction in rates in the second quarter of 2009 resulted in an increase in the Company’s refinance order volumes.

Historically, activity in real estate markets has varied over the course of market cycles in response to evolving economic factors.  The Company anticipates that current market conditions, including the sub prime lending crisis, rising foreclosures, weakening home sales and falling home prices, will be primary influences on the Company’s operations until some stabilization occurs.  It is too early to predict what impact any government measures may have on the Company’s business.  Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company’s future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments.  Actual results could differ from these estimates.  During the quarter ended June 30, 2009, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”).

Results of Operations

For the quarter ended June 30, 2009, net premiums written increased 4.3% to $18,912,388, investment income decreased 13.7% to $960,454 and total revenues increased 6.2% to $21,620,559 compared with the prior year period.  The Company reported net income in the second quarter of $2,115,473 compared with a net loss of $273,934 for the same quarter in 2008.  Net income per diluted share was $0.92, versus net loss per diluted share of $0.11 in the same period of 2008.

For the six-month period ended June 30, 2009, net premiums written decreased 1.7% to $35,322,208, investment income decreased 18.5% to $1,950,089, total revenues decreased 2.2% to $40,302,968 and net income increased 91.9% to $3,550,436, all compared with the first six months of 2008.  Net income per basic and diluted common share increased 101.3% and 102.6% to $1.55 and $1.54, respectively, compared with the six-month period ended June 30, 2008.

Net operating results for the quarter ended June 30, 2009 were primarily impacted by a decline in total operating expenses, including a decrease in the provision for claims of $1.5 million, because the prior year quarter included a $2.4 million charge resulting from the occurrence of a large fraud-related claim in 2008.  The claim during 2008 resulted from the theft of settlement funds from an attorney’s trust account intended to satisfy prior deeds of trusts. Total operating expenses also declined due to decreases in salaries and related costs.

Operating revenues: Operating revenues include net premiums written plus other fee income and exchange services segment income. Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately following operating revenues.

Although net premiums written in the first six months of 2009 decreased slightly over the same period in 2008, the volume or total number of title orders issued increased in the first six months of 2009 to 123,830, compared with 112,884 policies and commitments issued in the same period in 2008, with the increase reflecting growth in mortgage refinancing transactions.

The average fee per order declined, with the decrease reflecting an increase in the proportion of title premiums originating from refinance transactions.  The fee per order tends to change as the mix of refinance and purchase transactions changes, because refinance transactions are discounted and typically only require a lender’s policy, resulting in a lower premium.

Following is a breakdown between branch and agency premiums for the three and six months ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	%	2008	%	2009	%	2008	%
Branch	$6,656,374	35	$6,901,291	38	$12,699,378	36	$14,266,121	40
Agency	12,256,014	65	11,226,691	62	22,622,830	64	21,675,221	60
Total	$18,912,388	100	$18,127,982	100	$35,322,208	100	$35,941,342	100

Title insurance premiums increased 4.3% to $18,912,388 in the second quarter of 2009 compared with the comparable period in 2008.  Total premiums written were positively impacted by an increase in the Company’s agency premiums.

Net premiums written from branch operations decreased 3.5% for the three months ended June 30, 2009 compared with the same period in the prior year.  Net premiums written from branch operations decreased 11.0% for the six months ended June 30, 2009 from the same period in the prior year, primarily, management believes, due to the downturn in the real estate market. Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina, and as a result, branch premiums written primarily represent North Carolina business.

Agency net premiums increased 9.2% for the quarter ended June 30, 2009 compared with the same period in the prior year, as a result of an increase in refinance activity, growth in the customer base, increases in the percentage of Company policies originated by established agencies, as well as the addition of new agencies to the Company’s network.  Agency net premiums increased 4.4% for the six months ended June 30, 2009 compared with the same period in the prior year.

Following is a schedule of premiums written for the three and six months ended June 30, 2009 and 2008 in all states in which the Company’s two insurance subsidiaries ITIC and NE-ITIC currently underwrite insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State	2009	2008	2009	2008
Illinois	$765,631	$564,584	$1,857,221	$1,154,553
Kentucky	949,874	815,131	1,820,177	1,631,941
Michigan	1,778,422	904,735	2,630,695	1,950,562
New York	880,406	685,689	1,835,843	1,197,887
North Carolina	8,293,158	8,767,479	15,857,365	17,716,146
Pennsylvania	876,633	522,147	1,485,818	965,276
South Carolina	1,345,921	2,012,755	2,531,851	3,916,135
Tennessee	752,791	614,000	1,318,559	1,155,674
Virginia	1,472,687	1,686,833	2,700,451	3,208,627
West Virginia	610,139	641,537	1,157,720	1,112,435
Other States	1,219,899	963,802	2,159,658	1,976,874
Direct Premiums	18,945,561	18,178,692	35,355,358	35,986,110
Reinsurance Assumed	-	200	800	96,544
Reinsurance Ceded	(33,173)	(50,910)	(33,950)	(141,312)
Net Premiums	$18,912,388	$18,127,982	$35,322,208	$35,941,342

Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) increased 351.1% in the second quarter of 2009 compared with the second quarter of 2008.  For the first six months ended June 30, 2009, operating revenues from ITEC and ITAC increased 32.5% compared with the first six months of 2008.

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

Other revenues primarily include investment management fee income, income related to the Company’s other equity method investments and agency service fees, as well as search fee and other ancillary fees.  Other revenues were $2,695,886 for the first six months of 2009 compared with $2,532,628 in the prior year period.

Nonoperating revenues: Investment income and realized gains and losses from sales and impairments of investments are included in nonoperating revenues.

           The Company derives a substantial portion of its income from investments in municipal and corporate bonds and equity securities.  The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders.  In formulating its investment strategy, the Company has emphasized after-tax income.  The investments are primarily in fixed maturity securities and, to a lesser extent, equity securities.

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

Investment income decreased 18.5% to $1,950,089 in the first six months of 2009, compared with $2,392,040 in the same period in 2008 and decreased 13.7% to $960,454 from $1,112,681 for the three months ended June 30, 2009 compared with the same period in 2008.  The decline in investment income in 2009 was due primarily to lower levels of interest earned on short-term funds, as the capital markets experienced significant distress beginning in the second quarter of 2008.  The decline was also due to declines in the average investment portfolio balance.

The Company’s investment policies have been designed to balance multiple investment goals, including, to assure a stable source of income from interest and dividends, protect capital, provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future and capital appreciation.  Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers’ business prospects and tax planning considerations.  Additionally, the amount of net realized investment gains and losses are affected by assessments of securities’ valuation for other-than-temporary impairment.  As a result of the interaction of these factors and considerations, net realized investment gains or losses can vary significantly from period to period.  The Company generally intends to hold securities in unrealized loss positions until they mature or recover.  However, the Company does sell securities in unrealized loss positions under certain circumstances, such as when it has evidence of a significant deterioration in the issuer’s creditworthiness.

Net realized loss on investments totaled $289,942 for the six months ended June 30, 2009, compared with net realized loss of $123,703 for the corresponding period in 2008.  The 2009 net loss, which included impairment charges totaling $460,203 on certain equity and equity method investments in the Company’s portfolio that were deemed to be other-than-temporarily impaired,  was partially offset by net realized gains on sales of investments of $170,261.  Management has determined that the unrealized losses from remaining fixed income and equity securities at June 30, 2009 are temporary in nature.

Operating Expenses:  The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provisions for claims and office occupancy and operations.  Total operating expenses decreased 10.1% and 8.3% for the three and six-month periods ended June 30, 2009 compared with the same periods in 2008.  The total decrease in year-to-date operating expenses resulted primarily from decreases in the provision for claims and salaries, employee benefits and payroll taxes.

Following is a summary of the Company’s operating expenses for the three and six months ended June 30, 2009 and 2008.  Intersegment eliminations have been netted with each segment; therefore, the individual segment amounts will not agree to Note 5 to the Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	%	2008	%	2009	%	2008	%
Title insurance	$17,616,715	94	$19,463,209	93	$33,625,564	94	$36,127,202	93
Exchange services	182,178	1	351,185	2	221,471	1	650,352	2
All other	953,193	5	1,039,340	5	1,808,497	5	2,111,719	5
Total	$18,752,086	100	$20,853,734	100	$35,655,532	100	$38,889,273	100

On a combined basis, profit margins were 8.8% and 4.5% for the six months ended June 30, 2009 and 2008, respectively. Total revenues decreased 2.2% in the first six months of 2009 and operating expenses decreased 8.3%, contributing to a higher combined profit margin for 2009.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 11.1% from the prior year second quarter primarily due to increased premiums from agency operations in 2009 as noted previously.  Commission expense as a percentage of net premiums written by agents was 72.1% and 70.8% for the second quarter 2009 and 2008, respectively.  Commission rates vary by the geographic area in which the commission is paid and may be influenced by state regulations.

The provision for claims as a percentage of net premiums written (loss provision ratio) was 14.6% for the second quarter of 2009 versus 23.7% for the same period in 2008.  For the six months ended June 30, 2009 and 2008, the loss provision ratio was 13.6% and 17.7%, respectively.  The high loss provision ratios in the second quarter of 2008 reflect the negative impact of large fraud-related claims that were reported in the prior year period.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.  Declining economic conditions and/or declines in transaction volumes have historically been drivers of increased claim expenses due to increased mechanics liens, defalcations and other matters which may be discovered during property foreclosures.  The decrease in the loss provision ratio for the second quarter of 2009 from the 2008 level resulted in approximately $1.7 million less in reserves than would have been recorded at the higher 2008 level.  If material occurrences of mortgage-related fraud and other similar types of claims occur, the Company’s ultimate loss estimates for recent policy years could increase, which could result in an increase in the provision for claims in current operations.

Paid claims were higher than expected during the second quarter of 2009 primarily due to unfavorable claims experience in policy years 2006, 2008 and 2009.  The loss provision ratio remained elevated relative to historic ranges due in part to the ongoing upward trend of mortgage foreclosures, but compared favorably to the prior year period due to a $2.4 million charge for a large fraud-related claim in that quarter.  Management considers the loss provision ratios for the second quarter and first six months of 2009 to be appropriate given the long-tail nature of title insurance claims and the inherent uncertainty in title insurance claims emergence patterns.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience, among other factors.  Actual payments of claims, net of recoveries, were $4,453,940 and $6,086,010 in the first six months of 2009 and 2008, respectively.  Payments of claims in the second quarter of 2008 were significantly impacted by a $2.1 million payment from the occurrence of the large fraud claim previously discussed.

At June 30, 2009, the total reserves for claims were $39,583,000.  Of that total, $6,848,311 was reserved for specific claims, and $32,734,689 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

  Salaries, employee benefits and payroll taxes were $9,667,242 and $10,809,562 for the fist six months of 2009 and 2008, respectively.  Salaries and related costs decreased about $1.1 million for the six months ended 2009, partially due to a reduction in headcount.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 20.9% and 26.1% for the second quarter ended June 30, 2009 and 2008, respectively.  For the first six months of the year, salaries, employee benefits and payroll taxes as a percentage of total revenues were 24.0% and 26.2% for 2009 and 2008, respectively. The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 85.0% and 83.9% of the total consolidated amount for the six months ended June 30, 2009 and 2008, respectively.

Overall office occupancy and operations as a percentage of total revenues was 5.6% and 6.5% for the second quarter ended June 30, 2009 and 2008, respectively, and 5.7% and 6.5% for the first six months of 2009 and 2008, respectively.  The decrease in office occupancy and operations expense in 2009 compared with 2008 was due to a decrease in various items, including maintenance, depreciation, postage and telecommunications.

Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes.  Tax rates and bases vary from state to state.  Premium and retaliatory taxes as a percentage of net premiums written were 2.1% and 2.3% for the six months ended June 30, 2009 and 2008, respectively.

Professional and contract labor fees for the three and six months ended June 30, 2009 compared with the same period in 2008 decreased primarily due to a decrease in contract labor fees associated with investments in infrastructure and technology compared with the first six months of 2008.

Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation with transaction volume of the title segment and the trust division.

Income Taxes:  The provision for income taxes was 23.6% and 20.4% of income before income taxes for the six months ended June 30, 2009 and 2008, respectively.  The effective income tax rates for the quarters were below the U.S. federal statutory income tax rate (34%), primarily due to a change in the proportion of tax-exempt investment income to pre-tax income.

Liquidity and Capital Resources

Liquidity:  Due to the Company’s historical ability to generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating cash needs for the foreseeable future.  However, there can be no assurance that future experience will be similar to historical experience, since they are influenced by such factors as the interest rate environment, the Company’s claims-paying ability and its financial strength ratings.  The Company is unaware of any trend or occurrence that is likely to result in material adverse liquidity changes, but continually assesses its capital allocation strategy.  The Company’s cash requirements include general operating expenses, income taxes, capital expenditures and dividends on its common stock declared by the Board of Directors and share repurchases.  In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities.

The majority of the Company’s investment portfolio is considered as available-for-sale.  The Company reviews the status of each of its securities quarterly to determine whether an other-than-temporary impairment has occurred.  The Company’s criteria generally includes the degree to which the fair value of a security is less than 80% of its amortized cost  and the investment rating of the security, as well as how long the security has been in an unrealized loss position.  The Company’s securities that have had an unrealized loss in excess of one year are primarily investment-grade, long-term bonds and equities that the Company has the ability and intent to hold until a recovery of fair value, which may be until maturity for fixed income securities.

Cash Flows:  Net cash used in operating activities for the six months ended June 30, 2009 amounted to $172,264, compared with net cash used in operating activities of $1,000,875 for the same six-month period of 2008.  The decrease in net cash used in operating activities in 2009 was primarily attributable to the increase in net income in 2009 and decreased claims payments in 2009.  These decreases in cash used were partially offset by the increase in receivables and other assets.

Payment of Dividends from Subsidiaries:  The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends and distributions from subsidiaries and cash generated by investment securities.  The Company’s significant sources of funds are dividends and distributions from its subsidiaries.  The holding company receives cash from its subsidiaries in the form of dividends and as reimbursements for operating and other administrative expenses.  The reimbursements are executed within the guidelines of management agreements between the holding company and its subsidiaries.  The ability of the Company’s insurance subsidiaries to pay dividends to the Company is subject to regulation in the states where the subsidiaries do business.  These regulations, among other things, require prior regulatory approval of the payment of dividends and other intercompany transfers.  The Company believes amounts available for transfer from the insurance subsidiaries are adequate to meet the Company’s current operating needs.

Capital Expenditures: During 2009, the Company has plans for various capital improvement projects, including computer hardware purchases and several software development projects, that are anticipated to be funded via cash flows from operations.  All anticipated capital expenditures are subject to periodic review and may vary depending on a number of factors.

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

The total reserve for all reported and unreported losses the Company incurred through June 30, 2009 is represented by the reserves for claims. Information regarding the claims reserves can be found in Note 2 to the Consolidated Financial Statements of this Form 10-Q and under “Results of Operations – Operating expenses” above.  Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

Recent Accounting Pronouncements

For a description of the Company’s recent accounting pronouncements, please refer to Note 1 to the Consolidated Financial Statements included elsewhere herein.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Company’s market risk or market strategy occurred during the current period.  A detailed discussion of market risk is provided in the Company’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes to Internal Control Over Financial Reporting

During the quarter ended June 30, 2009, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1A.    Risk Factors

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2008 Annual Report.

The Company and its subsidiaries are subject to complex government regulations.

The Company’s title insurance businesses are subject to extensive state laws and regulations by state insurance authorities in each state in which they operate.  These laws and regulations are primarily intended for the protection of policyholders and consumers.  The nature and extent of these laws and regulations typically involve, among other matters, licensing and renewal requirements and trade and marketing practices, including, but not limited to:

•	licensing of insurers and agents;
•	capital and surplus requirements;
•	approval of premium rates for insurance;
•	limitations on types and amounts of investments;
•	restrictions on the size of risks that may be insured by a single company;
•	deposits of securities for the benefit of policy holders;
•	filing of annual and other reports with respect to financial condition;
•	approval of policy forms; and
•	regulations regarding the use of personal information.

These laws and regulations are subject to change and may restrict the Company’s ability to implement rate increases or other actions that it may want to take to enhance its operating results or have a negative impact on its ability to generate revenue and earnings.

Some of the Company’s other businesses also operate under specific state and federal guidelines.  Any changes in the applicable regulatory environment or changes in existing regulations could restrict its existing or future operations.  Revenues from the Company’s exchange services segment are closely related to the tax rate on capital gains and other provisions in the Internal Revenue Code.  The Company’s revenues in future periods will continue to be subject to these and other factors which are beyond its control.

In addition, the investment management and trust services is regulated by the North Carolina Commissioner of Banks.

On July 8, 2009, House Resolution 3126 was introduced to enact an Obama Administration proposal which would establish a new independent federal agency, to be called the Consumer Financial Protection Agency (“CFPA”).  If enacted, CFPA will be primarily responsible for “promoting transparency, simplicity, fairness, accountability, and access in the market for consumer financial products and services.”  Regulatory oversight by the CFPA will include title insurance.  The primary mandate under which the CFPA will operate is: “The Agency shall seek to promote transparency, simplicity, fairness, accountability and access in the market for consumer financial products or services.”

As House Resolution 3126 is only in the initial stages of the legislative process, it is premature for the Company to fully assess the potential impact this legislation may have on the Company’s principal line of business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)
The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended June 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				499,468
04/01/09– 04/30/09	-	-	-	499,468
05/01/09– 05/31/09	286	$29.76	286	499,182
06/01/09– 06/30/09	-	-	-	499,182
Total:	286	$29.76	286	499,182

For the quarter ended June 30, 2009, the Company purchased an aggregate of 286 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company intends to make further purchases under this Plan.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)    Investors Title Company’s Annual Meeting of Shareholders was held on May 20, 2009.

(c)    (1) The voting results for the proposal to elect three Directors to the Company’s Board of  Directors, each for a three-year term, are as follows:

Director	For	Against	Abstentions	Withheld	Broker Non-votes

James A. Fine, Jr.	1,910,550	N/A	N/A	86,539	N/A
H. Joe King, Jr.	1,901,221	N/A	N/A	95,868	N/A
James R. Morton	1,768,872	N/A	N/A	228,217	N/A

       (2) Approval of the 2009 Stock Appreciation Right (“SAR”) Plan

	For	Against	Abstentions	Withheld	Broker Non-votes

2009 SAR Plan	1,461,891	274,493	5,627	0	0

Item 6.  Exhibits

(a) Exhibits

10	Investors Title Company 2009 Stock Appreciation Right Plan, incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 17, 2009

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS TITLE COMPANY

By:	/s/ James A. Fine, Jr.
James A. Fine, Jr.
President, Principal Financial Officer and
Principal Accounting Officer

Dated: July 31, 2009