Form 10-Q
period 2009-09-30
INVESTORS TITLE CO
filed 2009-10-30
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes _X_     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer __	Accelerated filer X	Non-accelerated filer __ (Do not check if a smaller reporting company)	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No _X_

As of October 15, 2009, there were 2,287,122 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
(Unaudited)

	September 30, 2009	December 31, 2008

Assets
Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2009: $202,580; 2008: $462,580)	$197,509	$451,681
Available-for-sale, at fair value (amortized cost: 2009: $84,215,496; 2008: $85,923,583)	89,334,159	87,708,500
Equity securities, available-for-sale, at fair value (cost: 2009: $8,878,349; 2008: $9,158,785)	11,672,102	9,965,297
Short-term investments	17,391,875	15,725,513
Other investments	2,221,506	2,040,962
Total investments	120,817,151	115,891,953

Cash and cash equivalents	8,817,941	5,155,046
Premiums and fees receivable, less allowance for doubtful accounts of
$1,382,000 and $1,297,000 for 2009 and 2008, respectively	5,970,676	4,933,797
Accrued interest and dividends	958,506	1,225,070
Prepaid expenses and other assets	1,713,632	1,215,146
Property acquired in settlement of claims	285,376	395,734
Property, net	4,018,601	4,422,318
Current income taxes receivable	2,518,078	2,777,829
Deferred income taxes, net	348,367	3,841,295

Total Assets	$145,448,328	$139,858,188

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims	$39,426,000	$39,238,000
Accounts payable and accrued liabilities	8,551,682	10,762,300
Total liabilities	47,977,682	50,000,300

Commitments and Contingencies

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000;
2,286,222 and 2,293,268 shares issued and outstanding 2009 and 2008, respectively, excluding 291,676 shares for 2009 and 2008
of common stock held by the Company's subsidiary)	1	1
Retained earnings	92,372,351	88,248,452
Accumulated other comprehensive income	5,098,294	1,609,435
Total stockholders' equity	97,470,646	89,857,888

Total Liabilities and Stockholders' Equity	$145,448,328	$139,858,188

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Revenues:
Underwriting income:
Premiums written	$14,306,677	$15,410,424	$49,662,835	$51,493,078
Less-premiums for reinsurance ceded	24,062	78,604	58,012	219,916
Net premiums written	14,282,615	15,331,820	49,604,823	51,273,162
Investment income - interest and dividends	911,982	1,079,760	2,862,071	3,471,800
Net realized loss on investments	(110,818)	(545,883)	(400,760)	(669,586)
Exchange services revenue	175,608	542,528	800,335	1,013,940
Other	1,103,230	1,188,338	3,799,116	3,720,966
Total Revenues	16,362,617	17,596,563	56,665,585	58,810,282

Operating Expenses:
Commissions to agents	6,838,090	6,707,688	23,202,041	21,976,896
Provision for claims	1,934,459	1,982,822	6,733,399	8,329,832
Salaries, employee benefits and payroll taxes	4,195,751	5,253,705	13,862,993	16,063,267
Office occupancy and operations	985,769	1,143,219	3,292,491	3,840,407
Business development	336,481	569,404	928,309	1,622,736
Filing fees and taxes, other than payroll and income	204,819	92,608	547,074	424,112
Premium and retaliatory taxes	270,352	210,233	1,013,124	1,029,298
Professional and contract labor fees	330,960	383,156	982,948	1,431,826
Other	173,893	248,695	363,727	762,429
Total Operating Expenses	15,270,574	16,591,530	50,926,106	55,480,803

Income Before Income Taxes	1,092,043	1,005,033	5,739,479	3,329,479

Provision For Income Taxes	123,000	88,000	1,220,000	562,000

Net Income	$969,043	$917,033	$4,519,479	$2,767,479

Basic Earnings Per Common Share	$0.42	$0.39	$1.97	$1.16

Weighted Average Shares Outstanding - Basic	2,290,666	2,342,643	2,293,754	2,388,115

Diluted Earnings Per Common Share	$0.42	$0.39	$1.96	$1.15

Weighted Average Shares Outstanding - Diluted	2,295,757	2,360,533	2,300,686	2,409,747

Cash Dividends Paid Per Common Share	$0.07	$0.07	$0.21	$0.21

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

				Accumulated
	Common Stock		Retained	Other Comprehensive	Total Stockholders'
	Shares	Amount	Earnings	Income	Equity

Balance, December 31, 2007	2,411,318	$1	$95,739,827	$3,536,012	$99,275,840
Net income			2,767,479		2,767,479
Dividends ($.21 per share)			(501,333)		(501,333)
Shares of common stock repurchased and retired	(124,092)		(5,759,881)		(5,759,881)
Issuance of common stock in payment of
bonuses and fees	40		1,946		1,946
Stock options exercised	11,280		216,403		216,403
Share-based compensation expense			69,889		69,889
Amortization related to postretirement health benefits, net of tax				10,092	10,092
Net unrealized loss on investments, net of tax				(2,857,991)	(2,857,991)

Balance, September 30, 2008	2,298,546	$1	$92,534,330	$688,113	$93,222,444

Balance, December 31, 2008	2,293,268	$1	$88,248,452	$1,609,435	$89,857,888
Net income			4,519,479		4,519,479
Dividends ($.21 per share)			(481,591)		(481,591)
Shares of common stock repurchased and retired	(11,771)		(367,014)		(367,014)
Stock options exercised	4,725		80,011		80,011
Share-based compensation expense			373,014		373,014
Amortization related to postretirement health benefits, net of tax				11,088	11,088
Net unrealized gain on investments, net of tax				3,477,771	3,477,771

Balance, September 30, 2009	2,286,222	$1	$92,372,351	$5,098,294	$97,470,646

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Operating Activities:
Net income	$4,519,479	$2,767,479
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	546,423	770,901
Amortization on investments, net	214,511	237,374
Amortization of prior service cost	16,799	15,291
Issuance of common stock in payment of bonuses and fees	-	1,946
Share-based compensation expense related to stock options	373,014	69,889
Allowance (benefit) for doubtful accounts on premiums receivable	85,000	(837,000)
Net loss on disposals of property	15,207	10,684
Net realized loss on investments	400,760	669,586
Net earnings from other investments	(979,528)	(667,377)
Provision for claims	6,733,399	8,329,832
Provision for deferred income taxes	1,644,000	962,000
Changes in assets and liabilities:
(Increase) decrease in receivables and other assets	(1,243,443)	1,169,113
Decrease in current income taxes receivable	259,751	-
Decrease in accounts payable and accrued liabilities	(2,210,618)	(594,738)
Decrease in current income taxes payable	-	(1,747,877)
Payments of claims, net of recoveries	(6,545,399)	(8,014,832)
Net cash provided by operating activities	3,829,355	3,142,271

Investing Activities:
Purchases of available-for-sale securities	(6,953,840)	(2,817,230)
Purchases of short-term securities	(7,747,949)	(6,211,596)
Purchases of other investments	(315,804)	(514,404)
Proceeds from sales and maturities of available-for-sale securities	8,595,251	13,433,644
Proceeds from maturities of held-to-maturity securities	260,000	505,000
Proceeds from sales and maturities of short-term securities	6,081,587	1,165,189
Proceeds from sales and distributions of other investments	840,802	768,013
Purchases of property	(166,729)	(123,901)
Proceeds from the sale of property	8,816	-
Net cash provided by investing activities	602,134	6,204,715

Financing Activities:
Repurchases of common stock, net	(367,014)	(5,759,881)
Exercise of options	80,011	216,403
Dividends paid	(481,591)	(501,333)
Net cash used in financing activities	(768,594)	(6,044,811)

Net Increase in Cash and Cash Equivalents	3,662,895	3,302,175
Cash and Cash Equivalents, Beginning of Period	5,155,046	3,000,762
Cash and Cash Equivalents, End of Period	$8,817,941	$6,302,937

Supplemental Disclosures:
Cash (Received) Paid During the Period for:
Income Taxes, (refunds) payments, net	$(683,000)	$2,305,000

Non cash net unrealized (gain) loss on investments, net of deferred tax
(provision) benefit of ($1,843,217) and $1,478,492 for 2009 and 2008,
respectively	$(3,477,771)	$2,857,991

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the "Notes to Consolidated Financial Statements" appearing in the Annual Report on Form 10-K of Investors Title Company (“the Company”) for the year ended December 31, 2008 for a complete description of the Company’s significant accounting policies.

Principles of Consolidation – The accompanying unaudited consolidated financial statements include the accounts and operations of Investors Title Company and its subsidiaries (Investors Title Insurance Company, Northeast Investors Title Insurance Company, Investors Title Exchange Corporation, Investors Title Accommodation Corporation, Investors Title Management Services, Inc., Investors Title Commercial Agency, LLC, Investors Capital Management Company, and Investors Trust Company), and have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Use of Estimates and Assumptions – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions used.

Reclassification - Certain 2008 amounts have been reclassified to conform to the 2009 classifications.  These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Subsequent Events – The Company has evaluated and concluded that there were no material subsequent events through October 30, 2009, which is the date of financial statement issuance, requiring adjustment to or disclosure in its consolidated financial statements.

Recently Issued Accounting Standards –  On September 30, 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12 – Fair Value Measurements and Disclosures (Topic 820-10-65-6) to provide guidance on measuring the fair value of certain alternative investments that calculate net asset value per share.  The ASU is effective for the first reporting period (including interim periods) ending after December 15, 2009.  The Company does not expect this update to have an impact on its financial condition.

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) Topic 105-10-05.  This ASC replaces SFAS  No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized as applicable to nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This issuance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The establishment of the Codification did not have an impact on the reporting of the Company’s results of operations.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which was incorporated into ASC Topic 820-10-65-4.  This ASC provides for additional guidance for estimating fair value in accordance with ASC Topic 820 when the volume and/or level of activity for the asset or liability have significantly decreased (from normal conditions for that asset).  This guidance was effective for interim and annual reporting periods ending after June 15, 2009 and must be applied prospectively.  Adopting this new position did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which was incorporated into ASC Topic 320-10-65-1  This guidance amends the other-than-temporary impairment guidance in GAAP for debt securities and changes the impairment model for such securities.  The guidance also improves the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements.  (This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.) This guidance was effective for interim and annual reporting periods ending after June 15, 2009. Adopting this guidance did not have a significant impact on the Company’s consolidated financial statements.  The additional disclosures required by the guidance are set forth in Note 8.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which was incorporated into ASC Topic 825-10-65-1.  This guidance requires disclosure in summarized financial information at interim reporting periods. This guidance was effective for interim reporting periods ending after June 15, 2009.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the nine months ended September 30, 2009 and the year ended December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Balance, beginning of period	$39,238,000	$36,975,000
Provision, charged to operations	6,733,399	15,206,637
Payments of claims, net of recoveries	(6,545,399)	(12,943,637)
Ending balance	$39,426,000	$39,238,000

The total reserve for all reported and unreported losses the Company incurred through September 30, 2009 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims for policies issued through September 30, 2009.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and incurred but not reported claims (“IBNR”), follows:

	September 30, 2009%		December 31, 2008%
Known title claims	$6,763,212	17.2	$6,447,345	16.4
IBNR	32,662,788	82.8	32,790,655	83.6
Total loss reserves	$39,426,000	100.0	$39,238,000	100.0

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended September 30, 2009 and 2008 was $3,623,712 and $(647,706), respectively.  Comprehensive income (loss) for the nine months ended September 30, 2009 and 2008 was $8,008,338 and $(80,420), respectively.  Other comprehensive income is comprised of unrealized gains or losses on the Company’s available-for-sale securities, net of tax and amortization of prior service cost and unrealized gains and losses in net periodic benefit costs related to postretirement liabilities, net of tax.

Note 4 - Earnings Per Common Share and Share Awards

            Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans, and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents includes the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, the exercise price of a share-based award, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share-based awards are exercised are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method were 5,091 and 17,890 for the three months ended September 30, 2009 and 2008, respectively, and 6,932 and 21,632 for the nine months ended September 30, 2009 and 2008, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$969,043	$917,033	$4,519,479	$2,767,479
Weighted average common shares outstanding - Basic	2,290,666	2,342,643	2,293,754	2,388,115
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share settled)	5,091	17,890	6,932	21,632
Weighted average common shares outstanding - Diluted	2,295,757	2,360,533	2,300,686	2,409,747
Basic earnings per common share	$0.42	$0.39	$1.97	$1.16
Diluted earnings per common share	$0.42	$0.39	$1.96	$1.15

There were 10,500 and 8,000 shares for the quarters ended September 30, 2009 and 2008, respectively, and 17,200 and 5,500 shares for the nine months ended September 30, 2009 and 2008, respectively, excluded from the computation of diluted earnings per share because these shares were anti-dilutive.

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

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	74,051	$21.82	4.34	$2,338,246
SARs granted	3,000	49.04
Options exercised	(15,390)	23.74
Options/SARs cancelled/forfeited/expired	(1,181)	17.38
Outstanding as of December 31, 2007	60,480	$22.77	4.11	$1,377,390
SARs granted	3,000	47.88
Options exercised	(12,360)	18.67
Options/SARs cancelled/forfeited/expired	(4,050)	29.96
Outstanding as of December 31, 2008	47,070	$24.83	3.67	$666,079
SARs granted	78,000	28.13
Options exercised	(4,725)	16.93
Options/SARs cancelled/forfeited/expired	(2,050)	20.61
Outstanding as of September 30, 2009	118,295	$27.39	5.31	$757,589

Exercisable as of September 30, 2009	73,717	$27.36	4.87	$521,018

Unvested as of September 30, 2009	44,578	$27.44	6.03	$236,571

The following table provides the Black-Scholes weighted-average components for all grants during the respective years:

	2009	2008	2007
Expected Life in Years	5.0	5.0	5.0
Volatility	34%	24%	25%
Interest Rate	1.9%	3.1%	4.6%
Yield Rate	0.9%	0.6%	0.5%

There was approximately $373,000 of compensation expense relating to SARs or options vesting on or before September 30, 2009 included in salaries, employee benefits and payroll taxes of the consolidated statements of income.  As of September 30, 2009, there was approximately $445,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.

There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

Note 5 – Segment Information

Consistent with FASB ASC 280-10-50 (formerly known as SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” ,) the Company has aggregated its operating segments into two reportable segments: 1) title insurance services; and 2) tax-deferred exchange services.  The remaining immaterial segments have been combined into a group called All Other.

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

Provided below is selected financial information about the Company’s operations by segment:

Three Months Ended September 30, 2009	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$14,612,160	$175,608	$968,935	$(195,250)	$15,561,453
Investment income	768,514	27	213,858	(70,417)	911,982
Net realized loss on investments	(20,071)	-	(90,747)	-	(110,818)
Total revenues	$15,360,603	$175,635	$1,092,046	$(265,667)	$16,362,617
Operating expenses	14,237,335	213,404	1,065,085	(245,250)	15,270,574
Income before income taxes	$1,123,268	$(37,769)	$26,961	$(20,417)	$1,092,043
Assets, net	$107,882,412	$5,329,173	$32,236,743	$-	$145,448,328

Three Months Ended
September 30, 2008
Operating revenues	$15,764,122	$542,528	$952,770	$(196,734)	$17,062,686
Investment income	850,925	769	248,483	(20,417)	1,079,760
Net realized loss on investments	(542,392)	-	(3,491)	-	(545,883)
Total revenues	$16,072,655	$543,297	$1,197,762	$(217,151)	$17,596,563
Operating expenses	15,523,544	310,452	954,268	(196,734)	16,591,530
Income before income taxes	$549,111	$232,845	$243,494	$(20,417)	$1,005,033
Assets, net	$108,574,776	$219,132	$32,767,501	$-	$141,561,409

Nine Months Ended September 30, 2009	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Operating revenues	$51,360,157	$803,999	$2,620,580	$(580,462)	$54,204,274
Investment income	2,377,832	175	595,316	(111,252)	2,862,071
Net realized loss on investments	(110,560)	-	(290,200)	-	(400,760)
Total revenues	$53,627,429	$804,174	$2,925,696	$(691,714)	$56,665,585
Operating expenses	48,201,588	458,083	2,896,897	(630,462)	50,926,106
Income before income taxes	$5,425,841	$346,091	$28,799	$(61,252)	$5,739,479
Assets, net	$107,882,412	$5,329,173	$32,236,743	$-	$145,448,328

Nine Months Ended
September 30, 2008
Operating revenues	$52,846,663	$1,013,940	$2,734,729	$(587,264)	$56,008,068
Investment income	2,703,141	36,147	793,764	(61,252)	3,471,800
Net realized loss on investments	(657,628)	-	(11,958)	-	(669,586)
Total revenues	$54,892,176	$1,050,087	$3,516,535	$(648,516)	$58,810,282
Operating expenses	51,988,712	989,416	3,089,939	(587,264)	55,480,803
Income before income taxes	$2,903,464	$60,671	$426,596	$(61,252)	$3,329,479
Assets, net	$108,574,776	$219,132	$32,767,501	$-	$141,561,409

Operating revenues represent net premiums written and other revenues.

Note 6 – Retirement and Other Postretirement Benefit Plans

On November 17, 2003, the Company’s subsidiary, Investors Title Insurance Company, entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health insurance, dental, vision and life insurance. The benefits are unfunded.  The following sets forth the net periodic benefits cost for the executive benefits for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost – benefits earned during the year	$5,959	$4,334	$17,875	$13,002
Interest cost on the projected benefit obligation	6,743	4,761	20,229	14,283
Amortization of unrecognized prior service cost	5,097	5,097	15,292	15,291
Amortization of unrecognized gains	502	-	1,507	-
Net periodic benefits costs	$18,301	$14,192	$54,903	$42,576

Note 7 - Fair Value Measurement

The Company accounts for fair value in accordance with ASC 820, “Fair Value Measurements and Disclosures.”

Valuation Hierarchy. A valuation hierarchy was established for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs to the valuation methodology are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of September 30, 2009.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

Available-for-sale securities	Carrying Balance	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$73,387,734	$-	$65,830,029	$7,557,705
Corporate debt securities	15,946,425	-	13,159,875	2,786,550
Equity	11,672,102	11,672,102	-	-
Short-term investments	17,333,264	17,333,264	-	-
Total	$118,339,525	$29,005,366	$78,989,904	$10,344,255

The following table presents the changes in the Company’s assets measured at fair value using significant unobservable inputs (Level 3) at September 30, 2009:

Changes in fair value during the period ended September 30, 2009:	Level 3
Beginning balance at January 1, 2009	$7,596,920
Additions in 2009	3,708,280
Redemptions in 2009	(1,200,000)
Unrealized gains - included in other comprehensive income	239,055
Ending balance at September 30, 2009	$10,344,255

Valuation Techniques.  A financial instrument’s classification within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement- consequently, if there are multiple significant valuation inputs that are categorized in different levels of the hierarchy, the instrument’s hierarchy level is the lowest level within which any significant input falls.

Publicly traded equity securities are measured at fair value using quoted active market prices and are classified within Level 1 of the valuation hierarchy.

The Level 2 category generally includes corporate bonds, U.S. government corporations and agency bonds and municipal bonds.  The fair value of fixed maturity investments included in the Level 2 category was based on the market values obtained from pricing services.  A number of the Company’s investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at September 30, 2009.  However, these securities were classified as Level 2 at September 30, 2009, because the third party pricing services from which the Company has obtained fair values for such instruments also use valuation models, which use observable market inputs, in addition to traded prices.  Substantially all of these assumptions are observable in the marketplace or can be derived or supported by observable market data.

The Company’s investments in student loan auction rate securities (“ARS”) are its only Level 3 assets, and were transferred from Level 2 in 2008 because quoted prices from broker-dealers were unavailable due to the failure of auctions.  Valuations using discounted cash flow models were used to determine the estimated fair value of these investments as of September 30, 2009. Some of the inputs to this model are unobservable in the market and are significant.

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

Note 8 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses, and cost or amortized cost for securities by major security type are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value
Fixed Maturities-
Held-to-maturity, at amortized cost-
Obligations of states and political subdivisions	$197,509	$5,071	$-	$202,580
Total	$197,509	$5,071	$-	$202,580
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$69,443,464	$4,558,295	$614,025	$73,387,734
Corporate debt securities	14,772,032	1,174,393	-	15,946,425
Total	$84,215,496	$5,732,688	$614,025	$89,334,159
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$8,878,349	$2,939,635	$145,882	$11,672,102
Total	$8,878,349	$2,939,635	$145,882	$11,672,102
Short-term investments-
Certificates of deposit and other	$17,391,875	$-	$-	$17,391,875
Total	$17,391,875	$-	$-	$17,391,875

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Fixed Maturities-
Held-to-maturity, at amortized cost-
Obligations of states and political subdivisions	$451,681	$10,899	$-	$462,580
Total	$451,681	$10,899	$-	$462,580
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$72,818,413	$2,178,686	$986,503	$74,010,596
Corporate debt securities	13,105,170	606,001	13,267	13,697,904
Total	$85,923,583	$2,784,687	$999,770	$87,708,500
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$9,158,785	$1,446,389	$639,877	$9,965,297
Total	$9,158,785	$1,446,389	$639,877	$9,965,297
Short-term investments-
Certificates of deposit and other	$15,725,513	$-	$-	$15,725,513
Total	$15,725,513	$-	$-	$15,725,513

The fair value of debt and equity securities was determined primarily using estimated market prices obtained from independent third party pricing services and quoted market prices.

The scheduled maturities of fixed maturity securities at September 30, 2009 were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$7,022,271	$7,209,212	$2,000	$2,048
Due after one year through five years	25,914,170	27,726,617	-	-
Due five years through ten years	34,114,729	36,934,529	195,509	200,532
Due after ten years	17,164,326	17,463,801	-	-
Total	$84,215,496	$89,334,159	$197,509	$202,580

Proceeds and gross realized gains and losses on securities for the nine months ended September 30 are summarized as follows:

	2009	2008
Proceeds	$15,777,640	$15,871,846

Gross realized gains:
Obligations of states and political subdivisions	$5,496	$24,726
Common stocks and nonredeemable preferred stocks	387,556	261,195
Total	393,052	285,921
Gross realized losses:
Obligations of states and political subdivisions	$-	$(352,093)
Common stocks and nonredeemable preferred stocks	(519,826)	(609,014)
Total	(519,826)	(961,107)
Net realized loss	$(126,774)	$(675,186)

Realized gains and losses are determined on the specific identification method.  Also included in net realized loss on sales of investments in the consolidated statements of income for the nine months ended September 30, 2009 and 2008 is $(273,986) and $5,600 of (losses) and gains from the sale of other investments.

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2009	Value	Losses	Value	Losses	Value	Losses

Auction rate securities	$-	$-	$6,635,975	$(614,025)	$6,635,975	$ (614,025)
Obligations of states and political subdivisions	-	-	-	-	-	-
Total Fixed Income Securities	-	-	6,635,975	(614,025)	6,635,975	(614,025)
Equity Securities	757,608	(52,045)	905,448	(93,837)	1,663,056	(145,882)
Total temporarily impaired securities	$757,608	$(52,045)	$7,541,423	$(707,862)	$8,299,031	$(759,907)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses

Auction rate securities	$7,596,920	$(490,710)	$-	$-	$7,596,920	$(490,710)
Obligations of states and political subdivisions	4,948,539	(480,203)	777,257	(15,590)	5,725,796	(495,793)
Corporate debt securities	2,835,170	(13,267)	-	-	2,835,170	(13,267)
Total Fixed Income Securities	15,380,629	(984,180)	777,257	(15,590)	16,157,886	(999,770)
Equity Securities	3,002,004	(559,410)	337,970	(80,467)	3,339,974	(639,877)
Total temporarily impaired securities	$18,382,633	$(1,543,590)	$1,115,227	$(96,057)	$19,497,860	$(1,639,647)

The objective of an other-than-temporary impairment analysis under U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings, such as securities classified as held-to-maturity or available-for-sale, should recognize a loss in earnings when the investment is impaired.  As of September 30, 2009, the majority of the Company’s unrealized losses relate to its portfolio of fixed income securities.  The Company’s unrealized losses on its fixed income securities were caused by widening credit spreads.  Since the decline in fair value was largely attributable to changes in interest rates and temporary market changes, and not credit quality, and the Company does not have the intent to sell these ARS and will likely maintain them until a recovery of cost basis, the Company does not consider these investments other-than-temporarily impaired.  The unrealized losses related to holdings of equity securities were primarily caused by market changes that the Company considers to be temporary.  Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost.  A total of 32 securities had unrealized losses at September 30, 2009.

Reviews of the values of securities are inherently uncertain, and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During the third quarter of 2009, the Company recorded impairment charges of approximately $233,000 related to several of its equity securities that were deemed other-than-temporarily impaired.  Impairment charges relating to the equity securities were based on the duration of the unrealized loss and inability to predict the time to recover if the investment continued to be held.

The current disruptions in the capital and credit markets have resulted in volatility and disruption in the financial markets.  These and other factors including the tightening of credit markets, failures of significant financial institutions, uncertainty regarding the effectiveness of governmental solutions, and a general slowdown in economic activity are contributing to decreases in the fair value of the investment portfolio as of September 30, 2009.  It is expected that any future other-than-temporary impairments will depend primarily on these factors.  It is possible that future events or information may lead the Company to determine that a decline in value is other-than-temporary and recognize potential future impairment losses on some securities it owns at September 30, 2009.

Other investments consist primarily of investments in title insurance agencies structured as limited liability companies, which are accounted for under the equity or cost method of accounting.  The aggregate cost of the Company’s cost method investments totaled $796,506 and $796,637 at September 30, 2009 and December 31, 2008, respectively.  The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

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

In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net proceeds from sales transactions from relinquished property to be used for purchase of replacement property.  Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $14,270,000 and $88,124,000 as of September 30, 2009 and December 31, 2008, respectively.  These amounts are not considered the Company’s assets and, therefore, are excluded from the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of these deposits and for the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  These like-kind exchange funds are primarily invested in money market and other short-term investments, including $874,367 of ARS as of September 30, 2009.  The Company does not believe the current illiquidity of this security will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

 Note 10 – Related Party Transactions

The Company does business with unconsolidated limited liability companies that it has investments in that are accounted for under the equity method of accounting. These unconsolidated companies are primarily title insurance agencies.  The following table sets forth the approximate values by period found within each financial statement classification:

Financial Statement Classification	September 30,	December 31,
Consolidated Balance Sheets	2009	2008
Other investments	$1,425,000	$1,146,000
Premiums and fees receivable	$542,000	$432,000

Financial Statement Classification	For the three months ended September 30,		For the nine months ended September 30,
Consolidated Statements of Income	2009	2008	2009	2008
Other income	$226,000	$358,000	$1,384,000	$1,098,000

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

Title Insurance:  Its primary business activity is the issuance of title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and Northeast Investors Title Insurance Company (“NE-ITIC”), which accounted for 94.8% of the Company’s operating revenues for the nine months ended September 30, 2009. Through ITIC and NE-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

The Company’s volume of title insurance premiums is affected by the overall level of residential and commercial real estate activity, which includes sales, mortgage financing and mortgage refinancing.  In turn, real estate activity is generally affected by a number of factors, including the availability of mortgage credit, the cost of real estate, consumer confidence, employment and family income levels and general United States economic conditions.  Another important factor in the level of residential and commercial real estate activity is the effect of changes in interest rates.

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

Business Trends and Recent Conditions

The continued downturn in U.S. economic activity and the ongoing decline in real estate transactions were primary drivers behind the lower premiums written in the title industry during 2008 and in the first nine months of 2009.

During the real estate boom, many lenders loosened their underwriting guidelines, particularly in the sub prime market.  These lower underwriting standards, when combined with new methods of financing loans, created a supply of inexpensive credit which led to a build up in mortgage loans to high risk borrowers.  As a result, there has been a substantial increase in loan defaults and mortgage foreclosures.  Lenders are now returning to stricter loan underwriting standards, which results in lower overall loan volume.  Moreover, the depressed economy has contributed to lower levels of new home purchases, which also negatively affects loan volume.  This lower loan volume has, in turn, resulted in a lower level of title premiums generated in the marketplace.

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

Steps taken by the U.S. government to relieve the current economic situation has had a positive effect on the Company’s sales of title insurance.  Under the administration’s Home Affordable Refinance Program, homeowners with a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac who would otherwise be unable to get a refinancing loan because of a loss in home value increasing their loan-to-value ratio above 80%, would be able to get a refinancing loan.  The Treasury Department estimates that many of the homeowners who fit this description would be eligible to refinance their loans under this program.  In addition, President Obama signed the Economic Stimulus Bill that included an $8,000 tax credit for first time home buyers that is due to expire November 30, 2009.

Management also believes the volume of the Company’s policies written benefited from various government stimulus programs, including a tax credit for first time home buyers and very low mortgage interest rates.  The very low mortgage interest rate environment during the first nine months of the year has spurred an increase in mortgage refinancing and new home purchases.  According to data published by Freddie Mac, the nine month average 30-year fixed mortgage interest rates in the United States decreased to 5.08% for the nine months ended September 30, 2009, compared with 6.1% for the nine months ended September 30, 2008.  Despite the higher volume of policies originated, net premiums written declined in both periods, reflecting the proportionately greater impact of refinancing policies, which are generally at lower amounts than original purchases, and possibly also reflecting lower prices due to the decline in the real estate market.

Historically, activity in real estate markets has varied over the course of market cycles in response to evolving economic factors.  The Company anticipates that current market conditions, including the sub prime lending crisis, rising foreclosures, weakening home sales, falling home prices, declining commercial real estate prices and tightening commercial credit, will be primary influences on the Company’s operations until some stabilization occurs.    Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company’s future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments.  Actual results could differ from these estimates.  During the quarter ended September 30, 2009, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”).

Results of Operations

For the quarter ended September 30, 2009, net premiums written decreased 6.8% to $14,282,615, investment income decreased 15.5% to $911,982, total revenues decreased 7.0% to $16,362,617 and net income increased 5.7% to $969,043, all compared with the prior year period.  Net income per diluted share was $0.42, versus net income per diluted share of $0.39 in the same period of 2008.

For the nine-month period ended September 30, 2009, net premiums written decreased 3.3% to $49,604,823, investment income decreased 17.6% to $2,862,071, total revenues decreased 3.6% to $56,665,585 and net income increased 63.3% to $4,519,479, all compared with the first nine months of 2008.  Net income per basic and diluted common share increased 69.8% and 70.4% to $1.97 and $1.96, respectively, compared with the nine-month period ended September 30, 2008.

Net operating results for the quarter ended September 30, 2009 were primarily impacted by a decline in premiums written and total revenues, offset by a decline in total operating expenses, primarily related to decreased compensation expense and related costs due to a reduction in headcount and employee benefit expenses as well as decreases in travel and promotional expenses associated with business development costs.

Operating revenues: Operating revenues include net premiums written plus other fee income and exchange services segment income. Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately following operating revenues.

Although net premiums written in the first nine months of 2009 decreased slightly over the same period in 2008, the volume or total number of title orders issued increased in the first nine months of 2009 to 175,001, compared with 160,387 issued in the same period in 2008, with the increase reflecting growth in mortgage refinancing transactions and new home purchases. While the level of mortgage refinance transactions insured in the third quarter of 2009 declined from the first half of the year, refinance transactions remain a significant block of business.

The average fee per order declined, with the decrease reflecting an increase in the proportion of title premiums originating from refinance transactions.  The fee per order tends to change as the mix of refinance and purchase transactions changes, because refinance transactions are discounted and typically only require a lender’s policy, resulting in a lower premium.

Following is a breakdown between branch and agency premiums for the three and nine months ended September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	%	2008	%	2009	%	2008	%
Branch	$4,680,845	33	$5,685,856	37	$17,380,223	35	$19,951,977	39
Agency	9,601,770	67	9,645,964	63	32,224,600	65	31,321,185	61
Total	$14,282,615	100	$15,331,820	100	$49,604,823	100	$51,273,162	100

Title insurance premiums decreased 6.8% to $14,282,615 in the third quarter of 2009, and 3.3% to $49,604,823 in the first nine months of 2009, compared with the comparable periods in 2008.

Net premiums written from branch operations decreased 17.7% for the three months ended September 30, 2009 compared with the same period in the prior year.  Net premiums written from branch operations decreased 12.9% for the nine months ended September 30, 2009 from the same period in the prior year, primarily, management believes, due to the downturn in the real estate market. Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina, and as a result, branch premiums written primarily represent North Carolina business.

Agency net premiums decreased 0.5% for the three months ended September 30, 2009 compared with the same period last year.  Agency net premiums increased 2.9% for the nine months ended September 30, 2009 compared with the same period in the prior year, as a result of an increase in refinance activity, growth in the customer base through agents, increases in the percentage of Company policies originated by established agencies, as well as the addition of new agencies to the Company’s network.

Following is a schedule of premiums written for the three and nine months ended September 30, 2009 and 2008 in all states in which the Company’s two insurance subsidiaries ITIC and NE-ITIC currently underwrite insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State	2009	2008	2009	2008
Illinois	$478,044	$429,954	$2,335,265	$1,584,507
Kentucky	713,474	761,945	2,533,651	2,393,886
Michigan	1,123,194	781,939	3,753,889	2,732,501
New York	523,629	472,152	2,359,472	1,670,039
North Carolina	6,000,363	7,305,962	21,857,728	25,022,108
Pennsylvania	588,988	423,695	2,074,806	1,388,971
South Carolina	1,690,176	1,962,189	4,222,027	5,878,324
Tennessee	610,055	564,210	1,928,614	1,719,884
Virginia	1,226,751	1,492,819	3,927,202	4,701,446
West Virginia	572,892	504,672	1,730,612	1,617,107
Other States	771,761	709,837	2,931,419	2,686,711
Direct Premiums	14,299,327	15,409,374	49,654,685	51,395,484
Reinsurance Assumed	7,350	1,050	8,150	97,594
Reinsurance Ceded	(24,062)	(78,604)	(58,012)	(219,916)
Net Premiums	$14,282,615	$15,331,820	$49,604,823	$51,273,162

Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) decreased 67.6% in the three months ended September 30, 2009 compared with the same period in 2008.  For the first nine months ended September 30, 2009, operating revenues from ITEC and ITAC decreased 20.7% compared with the first nine months of 2008.  Demand for tax-deferred exchange services has declined significantly.  The decrease in 2009 revenues was primarily due to a decrease in transactional volume and related lower levels of interest spread income earned on exchange fund deposits held by the Company due to declines in the average balance of deposits held and lower interest rates during 2009.

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

Other revenues primarily include investment management fee income, income related to the Company’s other equity method investments and agency service fees, as well as search fee and other ancillary fees.  Other revenues were $3,799,116 for the first nine months of 2009 compared with $3,720,966 in the prior year period.

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

Investment income decreased 15.5% to $911,982 from $1,079,760 for the three months ended September 30, 2009 compared with the same period in 2008 and decreased 17.6% to $2,862,071 in the first nine months of 2009, compared with $3,471,800 in the same period in 2008.  The decline in investment income in 2009 was due primarily to lower levels of interest earned on short-term funds, as the capital markets experienced significant distress beginning in the second quarter of 2008.

The Company’s investment policies have been designed to balance multiple investment goals, including, to assure a stable source of income from interest and dividends, protect capital, provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future and capital appreciation.  Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers’ business prospects and tax planning considerations.  Additionally, the amount of net realized investment gains and losses are affected by assessments of a security’s valuation for other-than-temporary impairment.  As a result of the interaction of these factors and considerations, net realized investment gains or losses can vary significantly from period to period.  The Company generally does not intend to sell securities in unrealized loss positions.  However, the Company does sell securities in unrealized loss positions under certain circumstances, such as when it has evidence of a significant deterioration in the issuer’s creditworthiness.

Net realized loss on investments totaled $110,818 for the three months ended September 30, 2009 compared to a net realized loss of $545,883 for the same period in 2008.  The loss in 2009 included impairment charges of $233,324 that were deemed to be other-than-temporarily impaired. Net realized loss on investments totaled $400,760 for the nine months ended September 30, 2009, compared with net realized loss of $669,586 for the corresponding period in 2008.  The 2009 year to date net loss, which included impairment charges totaling $737,622 on certain equity and equity method investments in the Company’s portfolio that were deemed to be other-than-temporarily impaired, was partially offset by net realized gains on sales of investments of $336,862.  Management has determined that the unrealized losses from remaining fixed income and equity securities at September 30, 2009 are temporary in nature.

Operating Expenses:  The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations.  Total operating expenses decreased 8.0% and 8.2% for the three and nine-month periods ended September 30, 2009 compared with the same periods in 2008.  The total decrease in year-to-date operating expenses resulted primarily from decreases in the provision for claims and salaries, employee benefits and payroll taxes due to a reduction in headcount and employee benefit expenses and decreases in travel and promotional expenses associated with business development costs.

Following is a summary of the Company’s operating expenses for the three and nine months ended September 30, 2009 and 2008.  Intersegment eliminations have been netted with each segment; therefore, the individual segment amounts will not agree to Note 5 to the Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	%	2008	%	2009	%	2008	%
Title insurance	$14,064,863	92	$15,353,302	92	$47,690,427	94	$51,480,504	93
Exchange services	151,822	1	297,565	2	373,293	1	947,917	2
All other	1,053,889	7	940,663	6	2,862,386	5	3,052,382	5
Total	$15,270,574	100	$16,591,530	100	$50,926,106	100	$55,480,803	100

On a combined basis, profit margins were 8.0% and 4.7% for the nine months ended September 30, 2009 and 2008, respectively. Total revenues decreased 3.6% in the first nine months of 2009 and operating expenses decreased 8.2%, contributing to a higher combined profit margin for 2009.

Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 5.6% for the current year to date period primarily due to increased premiums from agency operations in 2009 and due to an increase in the average commission rate.  Commission expense as a percentage of net premiums written by agents was 72.0% and 70.2% for the nine months ended September 30, 2009 and 2008, respectively.  Commission rates vary by the geographic area in which the commission is paid and may be influenced by state regulations.

The provision for claims declined slightly for the three months ended September 30, 2009, but increased as a percentage of net premiums written (loss provision ratio) to 13.5% versus 12.9% for the same period in 2008 due in part to the ongoing elevated pace of mortgage foreclosures.  For the nine months ended September 30, 2009 and 2008, the loss provision ratio was 13.6% and 16.2%, respectively.  The higher loss provision ratio in 2008 reflects the negative impact of large fraud-related claims that were reported.

Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.  Declining economic conditions and/or declines in transaction volumes have historically been drivers of increased claim expenses due to increased mechanics liens, defalcations and other matters which may be discovered during property foreclosures.  The decrease in the loss provision ratio for the nine months ended in 2009 from the 2008 level resulted in approximately $1.3 million less in reserves than would have been recorded at the higher 2008 level.  If material occurrences of mortgage-related fraud and other similar types of claims occur, the Company’s ultimate loss estimates for recent policy years could increase, which could result in an increase in the provision for claims in current operations.

Paid claims trended lower than in 2008, but are still impacted by unfavorable claims experience in policy years 2006 through 2008, particularly in policy years 2006 and 2008.  The loss provision ratio remained elevated relative to historic ranges due in part to the ongoing upward trend of mortgage foreclosures, but compared favorably to the prior year period due to a $2.4 million charge for a large fraud-related claim during the second quarter of 2008.  Management considers the loss provision ratios for the third quarter and first nine months of 2009 to be appropriate given the long-tail nature of title insurance claims and the inherent uncertainty in title insurance claims emergence patterns.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience, among other factors.  Actual payments of claims, net of recoveries, were $6,545,399 and $8,014,832 in the first nine months of 2009 and 2008, respectively.  Payments of claims in 2008 were significantly impacted by the occurrence of the large fraud claim previously discussed.

At September 30, 2009, the total reserves for claims were $39,426,000.  Of that total, $6,763,212 was reserved for specific claims, and $32,662,788 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

Changes in the expected liability for claims for prior periods reflect the uncertainty of the claims environment, as well as the limited predictive power of historical data.  The Company continually updates and refines its reserve estimates as current experience develops and credible data emerges.  Adjustments may be required as new information develops which often varies from past experience.  Movements in the reserves related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data, rather than as a result of material changes to underlying key actuarial assumptions or methodologies.  Such changes include payments on claims closed during the quarter, new details that emerge on still-open cases that cause claims adjusters to increase or decrease the case reserve and the impact that these types of changes have on the Company’s total loss provision.

  Salaries, employee benefits and payroll taxes were $4,195,751 for the three months ended September 30, 2009 compared with $5,253,705 for the same period in 2008.  Salaries, employee benefits and payroll taxes were $13,862,993 and $16,063,267 for the first nine months of 2009 and 2008, respectively.  Salaries and related costs decreased about $2.2 million for the nine months ended 2009, due to a reduction in headcount and a reduction in employee benefit expenses.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 25.6% and 29.9% for the third quarter ended September 30, 2009 and 2008, respectively.  For the first nine months of the year, salaries, employee benefits and payroll taxes as a percentage of total revenues were 24.5% and 27.3% for 2009 and 2008, respectively. The title insurance segment’s total salaries, employee benefits and payroll taxes accounted for 84.3% and 83.9% of the total consolidated amount for the nine months ended September 30, 2009 and 2008, respectively.

Overall office occupancy and operations as a percentage of total revenues was 6.0% and 6.5% for the third quarter ended September 30, 2009 and 2008, respectively, and 5.8% and 6.5% for the first nine months of 2009 and 2008, respectively.  The year to date decrease in office occupancy and operations expense in 2009 compared with 2008 was due to a decrease in various items, including depreciation, postage, printing and telecommunications.

Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes.  Tax rates and bases vary from state to state.  Premium and retaliatory taxes as a percentage of net premiums written were 1.9% for the three months ended September 30, 2009 and 1.4% for the same period the in the prior year.  Premium and retaliatory taxes were 2.0% for both of the nine month periods ended September 30, 2009 and 2008.

Professional and contract labor fees for the three and nine months ended September 30, 2009 compared with the same periods in 2008 decreased primarily due to a decrease in contract labor fees associated with investments in infrastructure and technology compared with the first nine months of 2008.

Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation with transaction volume of the title segment and the trust division.

Income Taxes:  The provision for income taxes was 11.3% and 8.8% of for the three months ended September 30, 2009 and 2008, respectively.  The provision for income taxes was 21.3% and 16.9% of income before income taxes for the nine months ended September 30, 2009 and 2008, respectively.  The effective income tax rates for the quarters were below the U.S. federal statutory income tax rate (34%), primarily due to a change in the proportion of tax-exempt investment income to pre-tax income.

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

The majority of the Company’s investment portfolio is considered available-for-sale.  The Company reviews the status of each of its securities quarterly to determine whether an other-than-temporary impairment has occurred.  The Company’s criteria generally includes the degree to which the fair value of a security is less than 80% of its amortized cost and the investment rating of the security, as well as how long the security has been in an unrealized loss position.  The Company’s securities that have had an unrealized loss in excess of one year are primarily investment-grade auction rate securities that the Company does not intend to sell and will more-likely-than-not maintain each security until the cost basis is recovered.

Cash Flows:  Net cash provided operating activities for the nine months ended September 30, 2009 amounted to $3,829,355, compared with net cash provided by operating activities of $3,142,271 for the same nine month period of 2008.  The increase in net cash provided by operating activities in 2009 was primarily attributable to the increase in net income in 2009 and decreased claims payments in 2009, partially offset by an increase in receivables and other assets.

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

Capital Expenditures: During the remainder of 2009, the Company has plans for various capital improvement projects, including computer hardware purchases and several software development projects, that are anticipated to be funded via cash flows from operations.  All anticipated capital expenditures are subject to periodic review and may vary depending on a number of factors.

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

The total reserve for all reported and unreported losses the Company incurred through September 30, 2009 is represented by the reserves for claims. Information regarding the claims reserves can be found in Note 2 to the Consolidated Financial Statements of this Form 10-Q and under “Results of Operations – Operating expenses” above.  Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

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
•
statutory requirements applicable to the Company’s insurance subsidiaries which require them to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that they may pay to the Company without prior regulatory approval; and

•	the information set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in subsequent SEC filings.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

No material changes in the Company’s market risk occurred during the current period.  A detailed discussion of market risk is provided in the Company’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes to Internal Control Over Financial Reporting

During the quarter ended September 30, 2009, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.    Risk Factors

The following should be read in conjunction with and supplements and amends the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2008 Annual Report and in Part II, Item IA of the Company’s Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2009.

Weakness in the commercial real estate market could have an adverse affect on the Company’s results of operations.

Through its title insurance subsidiaries, the Company issues commercial title insurance policies in connection with real estate transactions. The commercial real estate market is currently experiencing a credit crisis and commercial real estate prices are down considerably from their peak two years ago.  According to the MIT Center for Real Estate, nearly half of all U.S. commercial real estate mortgage loans come due within the next five years.   With the possibility of further declining values of commercial property, limited credit availability, and increasing defaults and foreclosures on loans secured by commercial real estate, the Company could see an increase in the number of claims associated with these policies. An increase in the amount or severity of claims could adversely affect the Company’s results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)
    The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended September 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				499,182
07/01/09– 07/31/09	75	$25.90	75	499,107
08/01/09– 08/31/09	8,990	$31.25	8,990	490,117
09/01/09– 09/30/09	2,420	$31.25	2,420	487,697
Total:	11,485	$31.21	11,485	487,697

For the quarter ended September 30, 2009, the Company purchased an aggregate of 11,485 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company intends to make further purchases under this Plan.

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

Dated: October 30, 2009