Form 10-K
period 2009-12-31
INVESTORS TITLE CO
filed 2010-03-05
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2009

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

Yes [  ]     No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]     No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]     (Do not check if a smaller reporting company) Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

     The aggregate market value of the common shares held by non-affiliates was $44,585,368 based on the closing sales price on the NASDAQ Global Market on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009).

     As of February 22, 2010, there were 2,285,671 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 19, 2010 are incorporated by reference in Part III hereof.

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

  changes in general economic, business, and political conditions, including the performance of the financial and real estate markets;

  compliance with government regulation and significant changes to applicable regulations or in their application by regulators;

  the possible inadequacy of provisions for claims to cover actual claim losses;

  the incidence of fraud-related losses;

  heightened regulatory scrutiny and investigations of the title insurance industry;

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

  significant competition that the Company’s operating subsidiaries face;

  the Company’s business concentration in the State of North Carolina, the source of approximately 44% of our title insurance premiums;

  weakness in the commercial real estate market and increases in the amount or severity of commercial real estate claims and other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.
     For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

     These and other risks and uncertainties may be described from time to time in the Company’s other reports and filings with the Securities and Exchange Commission. The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider the possibility that actual results may differ materially from our forward-looking statements.

INVESTORS TITLE COMPANY AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

GENERAL

     Investors Title Company (the “Company”) is a holding company that operates through its subsidiaries and was incorporated in the state of North Carolina in 1973. The Company became operational on June 24, 1976, when it acquired Investors Title Insurance Company (“ITIC”), which had itself been operating since 1972, as a wholly owned subsidiary under a plan of exchange of shares of common stock. The Company acquired National Investors Title Insurance Company (“N-ITIC”), formerly Northeast Investors Title Insurance Company, as a wholly owned subsidiary under a plan of exchange of shares of common stock. The Company’s executive offices are located at 121 North Columbia Street, Chapel Hill, North Carolina 27514 and its telephone number is (919) 968-2200. The Company maintains a website at www.invtitle.com.

OVERVIEW OF THE BUSINESS

     The Company engages in several lines of business. Its primary business activity, and its only reportable operating segment, is the issuance of residential and commercial title insurance through ITIC and N-ITIC. Additionally the Company provides tax-deferred real property exchange services through its subsidiaries, Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”). The Company entered into the business of providing investment management and trust services to individuals, trusts and other entities in 2003. The title insurance segment consists of the operations of ITIC and N-ITIC. Exchange services are conducted through ITEC and ITAC. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of Notes to Consolidated Financial Statements in this Form 10-K Annual Report for additional information related to the revenues, income and assets attributable to the Company’s primary operating segment.

     Title Insurance

     Through its two wholly owned title underwriting subsidiaries, ITIC and N-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. ITIC and N-ITIC offer primary title insurance coverage to both owners and mortgagees of real estate and also offers the reinsurance of title insurance risks to other title insurance companies. Title insurance protects against loss or damage resulting from title defects that affect real property. The commitment and policies issued are predominantly the standard American Land Title Association (“ALTA”) approved forms.

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

     There are numerous kinds of defects that could jeopardize the property owner’s or mortgagee’s interest in the property defined in the title policy. Such risks include title being vested in someone or some entity other than the insured, unmarketable title, lack of a right of access to the property, invalidity or unenforceability of the insured mortgage, or other defects, liens, or encumbrances against the property. Examples of common types of covered risks include defects arising from prior unsatisfied mortgages, tax liens or confirmed assessments, judgments against the property or encumbrances against the property arising through easements, restrictions or other existing covenants. Title insurance also generally protects against deeds or mortgages that contain inaccurate legal descriptions, that were forged or improperly acknowledged or delivered, that were executed by spouses without the other spouse’s signature or release of marital interest or that were conveyed by minors or incompetents.

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

     Insured Risk on Policies in Force. Generally, the amount of the insured risk or “face amount” of insurance under a title insurance policy is equal to the lesser of the purchase price of the insured property or the fair market value of the property. In the event that a claim is made against the property, the insurer is responsible for paying the legal costs associated with eliminating covered title defects or defending the insured party against covered title defects affecting the property. The insurer may choose to pay the policy limits to the insured or, if the loss is less than policy limits, the amount of the insured’s actual loss due to the title defect, at which time the insurer’s duty to defend the claim and all other obligations of the insurer with respect to the claim are satisfied.

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

     Losses and Reserves. While most other forms of insurance provide for the assumption of risk of loss arising out of unforeseen events, title insurance is based upon a process of loss avoidance. Title insurance generally serves to protect the policyholder from the risk of loss from events that predate the issuance of the policy. Losses on policies typically occur when a title defect is not discovered during the examination and settlement process or the occurrence of certain hidden risks which cannot be determined from an accurate search of public land records. The maximum amount of liability under a title insurance policy is generally the face amount of the policy plus the cost of defending the insured’s title against an adverse claim. Reserves for claim losses are established based upon known claims, as well as estimated losses incurred but not yet reported to the Company based upon historical experience and other factors.

     Title claims can often be complex, vary greatly in dollar amounts, are affected by economic and market conditions and may involve uncertainties as to ultimate exposure, and therefore, reserve estimates are subject to variability. For a more complete description of the Company’s reserves for claims, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K Annual Report.

     Title Insurance Underwriting Operations. ITIC and N-ITIC issue title insurance coverage through direct operations or through partially owned or independent title insurance agents who issue title policies on behalf of ITIC or N-ITIC. The Company’s title insurance companies determine the terms and conditions upon which they will insure title to the real property according to their underwriting standards, policies and procedures. Title insurance premiums written reflect a one-time premium payment, with no recurring premiums.

     Generally, premiums for title insurance are recorded and recognized as revenue at the time of closing of the related transaction as the earnings process is considered complete. Where the policy is issued directly through a branch office, the premiums collected are retained by the Company. Where the policy is issued through a title insurance agent, the agent retains a majority of the premium as a commission. Title insurance commissions earned by the Company’s agents are recognized as expense concurrently with premium recognition. The percentage of the premium retained by agents varies by region to region and is sometimes regulated by the states.

     For a description of the level of net premiums written by direct and agency operations, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Geographic Operations. ITIC was incorporated in the State of North Carolina in 1972. At present, ITIC primarily writes land title insurance in 22 states and the District of Columbia, primarily in the eastern half of the United States. ITIC is licensed to write title insurance in 44 states and the District of Columbia.

     N-ITIC was incorporated in the State of South Carolina in 1973. It currently writes title insurance as a primary insurer and as a reinsurer in the State of New York. N-ITIC is also licensed to write title insurance in 19 additional states and the District of Columbia.

     Premiums from title insurance written in the state of North Carolina represent the largest source of revenue for the title insurance segment. In the state of North Carolina, ITIC primarily issues title insurance commitments and policies through branch offices. Title policies are primarily issued through issuing agents in other states. For a description of the level of net premiums written geographically by state, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K Annual Report.

     Each state license authorizing ITIC or N-ITIC to write title insurance must be renewed annually. These licenses are necessary for the companies to operate as a title insurer in each state in which they write premiums.

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

     In the ordinary course of business, ITIC and N-ITIC reinsure certain risks with other title insurers for the purpose of limiting their risk exposure and to comply with state insurance regulations. They also assume reinsurance for certain risks of other title insurers for which they receive additional income. For the last two years, revenues from reinsurance activities accounted for less than 1% of total premium volume.

     Exchange Services, Investment Management and Trust Services

     The Company’s other lines of business include services offered by wholly owned subsidiaries ITEC, ITAC, Investors Trust Company (“Investors Trust”), Investors Capital Management Company (“ICMC”), and Investors Title Management Services, Inc. (“ITMS”), all wholly owned subsidiaries of the Company.

     In 1988, the Company established ITEC to provide services in connection with tax-deferred exchanges of like-kind property pursuant to Section 1031 of the Internal Revenue Code. ITEC acts as an intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investments, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company.

     ITAC provides services for accomplishing reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property.

     The services provided by the Company’s exchange division are pursuant to provisions in the Internal Revenue Code. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently the revenues and profitability of the Company’s exchange division.

     Investors Trust and ICMC work together to provide investment management and trust services to individuals, companies, banks and trusts. ITMS offers various consulting services to provide clients with the technical expertise to start and successfully operate a title insurance agency.

     These subsidiaries are not currently a reportable segment for which separate financial information is presented and are instead included and reported in the category “All Other” in the Company’s financial statements.

CYCLICALITY AND SEASONALITY

     Real estate activity, home sales and mortgage lending are cyclical in nature. Title insurance premiums are closely related to the level of real estate activity and the average price of real estate sales. The availability of funds to finance purchases directly affects real estate sales. Home sales and mortgage lending are highly cyclical businesses. Other factors include mortgage interest rates, consumer confidence, economic conditions, supply and demand and family income levels. The Company’s premiums in future periods will continue to be subject to these and other factors which are beyond management’s control and, as a result, are likely to fluctuate.

     Historically, the title insurance business tends to be seasonal as well as cyclical. Historically, the first calendar quarter has the least residential real estate activity because fewer real estate transactions occur, while the remaining spring and summer quarters are more active.

     Refinance activity is generally less seasonal, but it is subject to interest rate fluctuations. However, fluctuations in mortgage interest rates, as well as other economic factors, can cause shifts in real estate activity outside of the normal pattern. The Company anticipates that current market conditions, including the sub prime lending crisis, rising foreclosures, weakening home sales, falling home prices and declining commercial real estate prices, will be the primary influences on the Company’s operations until further stabilization occurs.

MARKETING

     The Company markets its title insurance services to a broad range of customers in the residential and commercial market sectors of the real estate industry. Issuing agents are typically real estate attorneys or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory.

     ITIC and N-ITIC strive to provide superior service to their customers and consider this an important factor in attracting and retaining customers. Branch and corporate personnel strive to develop new business and agency relationships to increase market share and ITIC’s Commercial Services Division provides services to commercial clients.

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

     Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital and surplus and establishing reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, as well as examinations and audits of title insurers. Both ITIC and N-ITIC meet the statutory premium reserve requirements and the minimum capital and surplus requirements of the states in which they are licensed. A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various states’ laws to maintain assets of a defined quality and amount.

     The Company’s two insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed. These and other governmental authorities have the power to enforce state and federal laws to which the title insurance subsidiaries are subject, including but not limited to, the Real Estate Settlement Procedures Act (“RESPA”).

     The United States Department of Housing and Urban Development (“HUD”) published final rules regarding RESPA on November 17, 2008. The new rules became effective on January 1, 2010. Among other reforms, these new rules require loan originators to provide consumers with a uniform Good Faith Estimate that more clearly discloses loan terms and closing costs, including title insurance premiums and charges, and facilitates comparison shopping by home buyers. The new rules also require the implementation of a new HUD-1 and HUD-1A Settlement Statement which was redesigned to complement the revised Good Faith Estimate and provide consumers with clear disclosure of actual settlement costs.

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

     Exchange Services, Investment Management and Trust Services

     Intermediary services are not federally regulated by any regulatory commissions. ITEC and ITAC both provide services to taxpayers pursuant to Internal Revenue Service regulations that provide taxpayers a safe harbor by using a qualified intermediary to structure tax-deferred exchanges of property and using an exchange accommodation titleholder to hold property in reverse exchange transactions. Investors Trust is regulated by the North Carolina Commissioner of Banks.

COMPETITION

     The title insurance industry is highly competitive. ITIC’s and N-ITIC’s major competitors together comprise a majority of the title insurance market on a national level. The number and size of competing companies varies in the different geographic areas in which the Company conducts business. Key factors that affect competition in the title insurance industry are timeliness and quality of service, price, expertise and, in certain transactions such as those involving commercial properties, the financial strength and size of the insurer. Title insurance underwriters also compete for agents based upon service and commission levels. Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and related information than the Company. In addition, there are numerous industry-related regulations and statutes that set out conditions and requirements to conduct business. Changes to or the removal of such regulations and statutes could result in additional competition from alternative title insurance products or new entrants into the industry that could materially affect the Company’s business operations and financial condition.

CUSTOMERS

     The Company is not dependent upon any single customer or a few customers, and the loss of any single customer would not have a material adverse effect on the Company.

INVESTMENT POLICIES

     The Company and its subsidiaries derive a substantial portion of their income from investments in municipal and corporate bonds and equity securities. The Company’s investment policy is designed to maintain a high quality portfolio and maximize income. The Company invests primarily in short-term investments, federal and municipal governmental securities and investment grade debt securities and equity securities. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries. The Company manages its investment portfolio and does not utilize third party investment managers. The securities in the Company’s portfolio are subject to economic conditions and normal market risks. The Company’s equity securities at December 31, 2009 and 2008 consisted of investments in various industry groups. There were no significant investments in banks, trust and insurance companies at December 31, 2009. Short-term investments, which consist primarily of money market instruments and certificates of deposit which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. In addition, at December 31, 2009 and 2008, the Company held investments that are accounted for using the equity method (see Note 1 of Notes to Consolidated Financial Statements in this Form 10-K Annual Report.)

     See Note 3 of Notes to Consolidated Financial Statements in this Form 10-K Annual Report for the major categories of investments, scheduled maturities, fair values of investment securities and earnings by category.

ENVIRONMENTAL MATTERS

     The title insurance policies ITIC and N-ITIC currently issue exclude any liability for environmental risks and contamination unless the Company issues a specific policy endorsement providing coverage for environmental liens recorded prior to the date of policy. The Company has not experienced and does not anticipate that it or its subsidiaries will incur any significant expenses related to environmental claims. In connection with effecting tax-deferred exchanges of like-kind property, ITEC and ITAC may temporarily hold title to property pursuant to an accommodation titleholder agreement. In such situations, the person or entity for which title is being held must execute an indemnification agreement pursuant to which it agrees to indemnify ITEC or ITAC, as appropriate, for any environmental or other claims which may arise as a result of the arrangement.

EMPLOYEES

     The holding company has no paid employees. Officers of the holding company are full-time paid employees of ITIC. The Company’s subsidiaries had 197 full-time employees and 19 part-time employees as of December 31, 2009. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

ADDITIONAL INFORMATION

     The Company’s internet address is www.invtitle.com, the contents of which are not and shall not be deemed a part of this document or any other Securities and Exchange Commission filing. The Company makes available free of charge through its internet website its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”), and also makes available the Section 16 reports on Forms 3, 4 and 5 of its insiders no later than the end of the business day following such filings. The information is free of charge and may be reviewed and downloaded from the website at any time. The public may read any material it has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The “Investor Relations” section of the Company’s website also includes its code of business conduct and ethics and the charters of the Audit, Compensation and Nominating Committees of its Board of Directors.

EXECUTIVE OFFICERS OF THE COMPANY

     Following is information regarding the executive officers of the Company as of February 26, 2010. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	75	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	47	President, Treasurer, Chief Financial Officer, Chief Accounting
		Officer and Director
W. Morris Fine	43	Executive Vice President, Secretary and Director

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

ITEM 1A. RISK FACTORS

     The risk factors listed in this section and other factors noted herein could cause actual results to differ materially from those contained in any forward-looking statements or could result in a significant or material adverse effect on the Company’s results of operations.

     The Company’s results of operations and financial condition are subject to cyclical demand for title insurance, which depends upon the volume of residential and commercial real estate transactions and mortgage refinancing transactions and economic factors.

     The demand for the Company’s title insurance and other real estate transaction products and services varies over time and from year to year and is dependent upon, among other things, the volume of commercial and residential real estate transactions and mortgage financing and refinancing transactions. The volume of these transactions has historically been influenced by factors such as the state of the overall economy, the average price of real estate sales, the availability of mortgage financing and mortgage interest rates. During an economic downturn or recession, such as current conditions in the United States, or when the availability of credit, including mortgage financing, is limited or mortgage interest rates are increasing, real estate activity typically declines. The cyclical nature of the Company’s business has caused fluctuations in revenue and profitability in the past and is expected to do so in the future.

     The real estate and credit markets have been experiencing significant volatility and disruption for more than approximately 18 months and have created a difficult operating environment for the Company and other companies in the industries in which it operates. The value of residential real estate property and the volume of new and existing home sales have significantly declined since the market peak in 2005. In addition, the Company holds investments in entities which may be negatively impacted by these conditions. The ultimate depth and duration of the economic downturn are unknown. If the current levels of real estate and credit market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience adverse effects, which may be material, to its results of operations and financial condition.

     The overall demand for title insurance also depends in part upon the requirement by mortgage lenders and participants in the secondary mortgage market that title insurance policies be obtained on residential and commercial real property.

     The Company may experience material losses resulting from fraud, defalcation or misconduct.

     Fraud, defalcation and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business. Agents and approved attorneys typically handle large sums of money in trust pursuant to the closing of real estate transactions and misappropriation of funds by any of these parties could result in large title claims. During the recent economic downturn, the Company has experienced an increase in losses from these factors as compared to historical experience. If current economic conditions continue or worsen, the Company could continue to experience greater-than-normal losses from fraud, defalcation and misconduct.

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

     Through the Company’s title insurance subsidiaries, it issues commercial title insurance policies in connection with real estate transactions. The commercial real estate market is currently experiencing a credit crisis and commercial real estate prices are down considerably from their peak two years ago. According to the MIT Center for Real Estate, nearly half of all United States commercial real estate mortgage loans come due within the next five years. With the possibility of further declining values of commercial property, limited credit availability, increasing defaults and foreclosures on loans secured by commercial real estate, the Company could see an increase in the number of claims associated with these policies. An increase in the amount or severity of claims could adversely affect the Company’s results of operations.

     A decline in the performance of the Company’s investments could materially adversely affect net income and cash flows.

     Changes in general economic conditions, interest rates, activities in securities markets and other external factors could adversely affect the value of the Company’s investment portfolio and, in turn, the Company’s operating results and financial condition. Recent economic and credit market conditions have adversely affected the ability of some issuers of investment securities to repay their obligations and have affected the values of investment securities. If the carrying value of the Company’s investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of its investments, which could materially harm the Company’s results of operations and financial condition. During the recent economic downturn, the Company has written down the value of some of its investment portfolio.

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
     These laws and regulations are subject to change and may restrict the Company’s ability to implement rate increases or other actions that it may want to take to enhance its operating results or otherwise have a negative impact on its ability to generate revenue, earnings and cash flows.

     Many of the Company’s other businesses operate within state and federal guidelines. Any changes in the applicable regulatory environment or changes in existing regulations could restrict its existing or future operations or make it more burdensome to conduct them. Revenues from the Company’s exchange services are closely related to the tax rate on capital gains and other provisions in the Internal Revenue Code. The Company’s revenues in future periods will continue to be subject to these and other factors which are beyond its control.

     In addition, the investment management and trust services division is regulated by the North Carolina Commissioner of Banks.

     Regulation of title insurance rates could adversely affect the Company’s results of operations.

     Title insurance rates are subject to extensive regulation, which varies from state to state. In many states, the preapproval of the applicable state insurance regulator is required prior to implementing a rate change. This regulation could hinder the Company’s ability to promptly adapt to changing market dynamics through price adjustments, which could affect its results of operations.

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

     The competitive positions of insurance companies rely in part on the independent ratings of their financial strength and claims-paying ability. The Company’s financial strength ratings are subject to continued periodic review by rating agencies and subject to change. A significant downgrade in the ratings of either of the Company’s policy-issuing subsidiaries could negatively impact its ability to compete for new business and retain existing business and maintain licenses necessary to operate as title insurance companies in various states.

     Insurance regulations limit the ability of the Company’s insurance subsidiaries to pay dividends to the holding company.

     The Company is an insurance holding company and it has no substantial operations of its own. The Company’s ability to pay dividends and meet its obligations is dependent, among other things, on the ability of its subsidiaries to pay dividends or repay funds to it. The Company’s insurance subsidiaries are subject to insurance and other regulations that limit the amount of dividends, loans or advances to it based on the amount of adjusted unassigned surplus and net income and require these subsidiaries to maintain minimum amounts of capital, surplus and reserves. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior state insurance regulatory approval. These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or grow its business. For further discussion of the regulation of dividend payments and other transactions between affiliates, see “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

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

     The Company relies upon North Carolina for about 44% of its title insurance premiums.

     North Carolina is the largest source of revenue for the title insurance and, in 2009, North Carolina-based premiums accounted for approximately 44% of premiums earned by the Company. A decrease in North Carolina business would negatively impact financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2. PROPERTIES

     The Company owns two adjacent office buildings and property located on the corner of North Columbia and West Rosemary Streets in Chapel Hill, North Carolina, which serve as the Company’s corporate headquarters. The main building contains approximately 23,000 square feet and has on-site parking facilities. The Company’s principal subsidiary, ITIC, leases office space in 28 locations throughout North Carolina, South Carolina, Michigan and Nebraska. The Company believes that each of the office facilities occupied by the Company and its subsidiaries are in good condition, adequately insured and adequate for its present operations.

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

Common Stock Data and Dividends

     The Common Stock of the Company is traded under the symbol “ITIC” on the NASDAQ Global Market. The number of record holders of common stock at December 31, 2009 was 412. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories. The following table shows, for the periods indicated, the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Global Market, and cash dividends declared.

	2009		2008
	High	Low	High	Low
First Quarter	$39.00	$17.14	$49.25	$35.75
Second Quarter	$34.50	$23.93	$50.88	$44.76
Third Quarter	$35.86	$25.40	$49.50	$39.76
Fourth Quarter	$33.00	$28.30	$41.30	$28.35

     The Company paid cash dividends of $0.07 per share in each of the four quarters in 2009 and 2008, respectively.

     The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be in the discretion of the Board of Directors and will be dependent upon the Company’s future earnings, financial condition and capital requirements. The Company’s ability to pay dividends is also subject to certain regulatory restrictions on the payment of dividends by its insurance subsidiaries as described in the “Liquidity and Capital Resources” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K.

     The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended December 31, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares that May Yet Be
	of Shares	Average Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plan	Plan
Beginning of period				487,697
10/01/09 – 10/31/09	-	$-	-	487,697
11/01/09 – 11/30/09	1,760	30.81	1,760	485,937
12/01/09 – 12/31/09	223	29.72	223	485,714
Total	1,983	$30.69	1,983	485,714

     For the quarter ended December 31, 2009, the Company purchased an aggregate of 1,983 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000. On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval. Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased. The Company intends to make further purchases under this Plan. For more information, please see “Liquidity and Capital Resources” in Item 7 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

(dollars in thousands except per share data)
For the Year	2009	2008	2007	2006	2005
Net premiums written	$62,155	$63,662	$69,984	$70,196	$76,522
Revenues	71,308	71,123	84,942	84,662	87,864
Investment income	3,783	4,559	5,197	4,326	3,336
Net income (loss)	4,829	(1,183)	8,402	13,185	13,293

Per Share Data
Basic earnings (loss) per common share	$2.11	$(0.50)	$3.39	$5.22	$5.19
Weighted average shares outstanding—Basic	2,292	2,364	2,479	2,528	2,560
Diluted earnings (loss) per common share	$2.10	$(0.50)	$3.35	$5.14	$5.10
Weighted average shares outstanding—Diluted	2,299	2,364	2,509	2,564	2,608
Cash dividends per share	$.28	$.28	$.24	$.24	$.16

At Year End
Assets	$146,428	$139,858	$149,642	$143,516	$128,472
Investments in securities	123,682	115,892	129,026	121,580	95,153
Stockholders’ equity	97,259	89,858	99,276	95,276	84,297
Book value/share	42.56	39.18	41.17	38.00	33.07

Performance Ratios
Net income (loss) to:
Average stockholders’ equity	5.16%	(1.25%)	8.64%	14.69%	16.95%
Total revenues	6.77%	(1.66%)	9.89%	15.57%	15.13%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes in this report.

Overview

     Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“N-ITIC”) (formerly Northeast Investors Title Insurance Company), which accounted for 94.5% of the Company’s operating revenues in 2009. Through ITIC and N-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

     Other Services: Operating divisions not required to be reported separately are reported in a category called All Other. Other services include those offered by the parent holding company and by its smaller wholly owned subsidiaries, Investors Title Exchange Corporation (“ITEC”), Investors Title Accommodation Corporation (“ITAC”), Investors Trust Company (“Investors Trust”), Investors Capital Management Company (“ICMC”) and Investors Title Management Services, Inc. (“ITMS”).

     Through its Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 9, 2009, the Company’s disclosures included the operations of exchange services as a separate segment. This business is no longer included as a separate segment in the Company’s financial information, as it is no longer required to be reported separately or is considered a significant operation of the business. The Company’s exchange services division provides customer services in connection with tax-deferred real property exchanges through its subsidiaries. ITEC serves as a qualified intermediary in like-kind exchanges of real or personal property under Section 1031 of the Internal Revenue Code of 1986, as amended. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period. ITAC serves as exchange accommodation titleholder in reverse exchanges. As exchange accommodation titleholder, ITAC offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.

     In conjunction with Investors Trust, ICMC provides investment management and trust services to individuals, companies, banks and trusts. ITMS offers consulting services to clients.

Business Trends and Recent Conditions

     During the real estate boom, many lenders loosened their underwriting guidelines, particularly in the sub prime loan market. These lower underwriting standards, when combined with new methods of financing loans created a supply of inexpensive credit which led to a build up in mortgage loans to high risk borrowers. As a result, there has been a substantial increase in loan defaults and mortgage foreclosures during the recent downturn in U.S. economic activity. Lenders are now returning to stricter loan underwriting standards, which results in lower overall loan volume. Moreover, the depressed economy has contributed to lower levels of new home purchases, which also negatively affects loan volume. This lower loan volume has, in turn, resulted in a lower level of title premiums generated in the marketplace.

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

     Steps taken by the U.S. government to provide economic stimulus during the past year generally had a positive effect on the Company’s sales of title insurance. Under the Home Affordable Refinance Program, certain homeowners were able to get refinancing loans. The Economic Stimulus Bill included an $8,000 tax credit that would be available for certain first time home buyers for the purchase of a principal residence on or after January 1, 2009. On November 5, 2009, Congress approved an extension of the first-time homebuyer credit to persons who sign a binding purchase contract by April 30, 2010 and close on the purchase of the residence by June 30, 2010. This law also expanded the program to provide a $6,500 homebuyer credit for buyers who have owned their current home at least five years.

     The low level of mortgage interest rate environment during 2009 spurred an increase in mortgage refinancing. According to data published by Freddie Mac, the annual average 30-year fixed mortgage interest rates in the United States were reported to be 5.04% and 6.03% for the years 2009 and 2008, respectively.

     Historically, activity in real estate markets has varied over the course of market cycles in response to evolving economic factors. The Company anticipates that current market conditions, including an elevated pace of foreclosures, weak home sales, falling home prices, declining commercial real estate prices and tight loan underwriting standards, will be primary influences on the Company’s operations until further stabilization occurs. Absent further declines in interest rate levels, the volume of refinance loan volume will likely return to its historic percentage of overall mortgage origination, which in turn will increasingly depend on the strength of the economy and job creation. Additionally, the Company is monitoring conditions in the commercial real estate market which is widely believed to be subject to a surge in loan failures over the next few years. Such an increase in loan failures could impact the Company in different manners, including an increase in claim volume. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company’s future operating results and cash flows.

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

Reserves for Claim Losses

     The total reserve for all reported and unreported losses the Company incurred through December 31, 2009 is represented by the reserve for claims of $39,490,000 on the accompanying consolidated balance sheet. Of that total, $6,398,623 was reserved for specific claims, and $33,091,377 was reserved for claims for which the Company had no notice. The Company’s reserves for claims are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”).

     A provision for estimated future claims payments is recorded at the time the related policy revenue is recorded. The Company records the claims provision as a percentage of net premiums written. This loss provision rate is set to provide for losses on current year policies. By their nature, title claims can often be complex, vary greatly in dollar amounts, vary in number due to economic and market conditions such as an increase in mortgage foreclosures and involve uncertainties as to ultimate exposure. In addition, some claims may require a number of years to settle and determine the final liability for indemnity and loss adjustment expense. The payment experience may extend for more than twenty years after the issuance of a policy. Events such as fraud, defalcation and multiple property defects can substantially and unexpectedly cause increases in estimates of losses. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, these estimates are subject to variability.

     Management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims, actuarial projections and other relevant factors in determining its loss provision rates and the aggregate recorded expected liability for claims. In establishing reserves, actuarial projections are compared with recorded reserves to evaluate the adequacy of such recorded claims reserves and any necessary adjustments are then recorded in current operations. As the most recent claims experience develops and new information becomes available, the loss reserve estimate related to prior periods will change to more accurately reflect updated and improved emerging data. The Company reflects any adjustments to reserves in the results of operations in the period in which new information (principally claims experience) becomes available.

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

     The key actuarial assumptions are principally loss development factors and expected loss ratios. The selected loss development factors are based on a combination of the Company’s historical loss experience and title industry loss experience. Expected loss ratios are estimated for each policy year based on the Company’s own experience and title industry loss ratios. When updated data is incorporated into the actuarial models, the resulting loss development factors and expected loss ratios will likely change from the prior values. Changes in these values from 2008 through 2009 have been the result of actual Company and industry experience during the calendar year and not changes in assumptions.

     If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased two loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2009, would be as follows. Company management believes that using a sensitivity of two loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Increase in Loss Ratio of two percentage points	$(820,000)
Decrease in Loss Ratio of two percentage points	$820,000

     Despite the variability of such estimates, management believes based on historical claims experience and actuarial analysis that the reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2009. The ultimate settlement of policy and contract claims will likely vary from the reserve estimates included in the Company’s consolidated financial statements. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a materially adverse effect on the Company’s financial position or operating results.

Premiums Written and Commissions to Agents

     Generally, title insurance premiums are recorded and recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete. Policies or commitments are issued upon receipt of final certificates or preliminary reports with respect to titles. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition.

Valuation and Impairment of Investments in Securities

     Securities for which the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are reported at cost, adjusted for amortization of premiums or accretion of discounts and other-than-temporary declines in fair value. Securities held principally for resale in the near term are classified as trading securities and recorded at fair values. Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses, adjusted for other-than-temporary declines in fair value, reported as accumulated other comprehensive income. As of December 31, 2009 and 2008, substantially all the Company’s invested assets were classified as available-for-sale. Realized gains and losses on the sale of investments are determined on the specific identification method.

     Securities are regularly evaluated and reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include, but are not limited to:
  the duration and extent to which the fair value has been less than cost;
  with respect to equity securities, whether the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; and
  with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery in value.
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

Deferred Tax Asset

     The Company recorded net deferred tax assets at December 31, 2009 and 2008 related primarily to reserves for claims, allowance for doubtful accounts, employee benefits and other-than-temporary impairment of assets. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these assets will be realized.

Results of Operations

Operating Revenues

     Operating revenues include net premiums written plus other fee income, trust income and exchange services income. Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately following operating revenues. Following is a summary of the Company’s operating revenues. Intersegment eliminations have been netted with each segment; therefore, the individual segment amounts will not agree to Note 13 in the accompanying Consolidated Financial Statements.

	2009		2008
Title Insurance	$64,303,556	94.5%	$65,507,644	94.3%
All Other	3,719,577	5.5%	3,979,258	5.7%
	$68,023,133	100%	$69,486,902	100%

Title Insurance

     Net Premiums: Net premiums written decreased 2.4% in 2009 from 2008. The decrease was primarily due to the weak housing market and ongoing general declines in real estate activity.

     Title Orders: Although net premiums written in 2009 decreased over 2008, the volume or total number of title orders increased in 2009, as 213,824 title orders were issued in 2009, which is an increase of 6.5% over the 200,791 title orders issued in 2008, reflecting a surge in mortgage refinancing transactions. While the level of mortgage refinance transactions insured declined from the first half of the year, refinance transactions remained a significant block of business in the second half.

      Title insurance companies typically issue title insurance policies directly through branch offices or through title agencies. Following is a breakdown of premiums generated by branch and agency operations for the years ended December 31:

	2009	%	2008	%
Branch	$21,474,082	35	$24,312,013	38
Agency	40,681,169	65	39,350,174	62
Total	$62,155,251	100	$63,662,187	100

     Branch Office Net Premiums: In the Company’s branch operations, the title insurer issues the insurance policy and retains the entire premium paid in connection with the transaction. Branch office net premiums written as a percentage of total net premiums written were 35% and 38% in 2009 and 2008, respectively. Net premiums written from branch operations decreased 11.7% in 2009 compared with 2008. The decrease in 2009 primarily reflects the downturn in the real estate market. Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina, and as a result, branch premiums written primarily represent North Carolina business.

     Agency Net Premiums: Agents retain the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy. Agency net premiums written as a percentage of total net premiums written were 65% and 62% in 2009 and 2008, respectively. Net premiums written from agency operations increased 3.4% in 2009 compared with 2008. The increase in 2009 was primarily due to an increase in refinance activity, growth in the customer base through agents, increases in the percentage of Company policies originated by established agencies, as well as the addition of new agencies to the Company’s network.

     Following is a schedule of net premiums written in all states where the Company’s two insurance subsidiaries ITIC and N-ITIC currently underwrite title insurance:

State	2009	2008
Illinois	$2,878,781	$2,140,440
Kentucky	3,194,530	2,957,744
Michigan	4,382,209	3,326,904
New York	2,825,762	2,106,033
North Carolina	27,134,685	30,527,923
Pennsylvania	2,664,037	1,762,444
South Carolina	5,755,790	7,556,153
Tennessee	2,416,019	2,063,411
Virginia	5,015,185	5,789,337
West Virginia	2,239,908	2,077,603
Other	3,732,218	3,462,391
Direct Premiums	62,239,124	63,770,383
Reinsurance Assumed	11,650	166,893
Reinsurance Ceded	(95,523)	(275,089)
Net Premiums Written	$62,155,251	$63,662,187

Exchange Services and Other Revenues

     Exchange services revenues were $910,828 and $1,166,141 in 2009 and 2008, respectively. Operating revenues from the Company’s two subsidiaries that provide tax-deferred exchange services (ITEC and ITAC) decreased 21.9% from 2008 to 2009. Demand for tax-deferred exchange services has declined significantly due to weak appreciation or actual declines in value for many types of investment property. The decline in 2009 revenues compared with 2008 resulted primarily from decreases in transactional volume and related lower levels of interest-spread income earned on exchange fund deposits held by the Company due to declines in the average balances of deposits held and lower interest rates during 2009.

     In July 2008, the Internal Revenue Service (“IRS”) finalized its proposed regulations regarding treatment of funds held by qualified intermediaries. As originally proposed, these rules would have negatively affected the ability of qualified intermediaries to retain a portion of the interest income earned on exchange fund deposits held by the Company during exchange transactions, which could have had a material adverse effect upon the profitability of the Company’s exchange business. As adopted however, the new regulations apply only to individual exchange account balances over $2 million. The Company has had only limited experience under this new regime; it is possible that these new regulations may have unanticipated consequences on the revenues and profitability of the Company’s exchange services business.

     Other revenues also primarily include investment management fee income, income related to the Company’s other equity method investments and agency service fees, as well as search fee and other ancillary fees. These revenues were $4,957,054 in 2009 compared with $4,658,574 in 2008, due primarily to increases from equity in earnings of unconsolidated affiliates.

Cyclicality and Seasonality

     Title insurance premiums are closely related to the level of real estate activity and the average price of real estate sales. The availability of funds to finance purchases directly affects real estate sales. Home sales and mortgage lending are highly cyclical businesses. Other factors include mortgage interest rates, consumer confidence, economic conditions, supply and demand, and family income levels. The Company’s premiums in future periods will continue to be subject to these and other factors which are beyond management’s control and, as a result, are likely to fluctuate.

     Historically, real estate transactions have produced seasonal premium levels for title insurers. Residential real estate activity has been generally slower in the fall and winter months because fewer real estate transactions occur, while the spring and summer months are more active. Refinance activity is generally less seasonal, but it is subject to interest rate volatility. However, fluctuations in mortgage interest rates, as well as other economic factors, can cause shifts in real estate activity outside of the normal traditional seasonal pattern.

     Seasonal factors affecting the level of real estate activity and the volume of title premiums written will also affect the demand for exchange services.

Nonoperating Revenues

     Investment income and realized gains and losses from investments are included in nonoperating revenues.

Investment Income

     The Company derives a substantial portion of its income from investments in municipal and corporate bonds and equity securities. The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. Bonds totaling approximately $6,960,000 and $6,540,000 at December 31, 2009 and 2008, respectively, are deposited with the insurance departments of the states in which business is conducted.

     In formulating its investment strategy, the Company has emphasized after-tax income. Investments in marketable securities have increased from Company profits. The investments are primarily in fixed maturity securities and, to a lesser extent, equity securities. The effective maturity of the majority of the fixed income investments is within 10 years. The Company’s invested assets are managed in consideration of enterprise-wide objectives intended to assure solid funding of its obligations, as well as evaluations of their long-term effect on stability of capital accounts.

     As new funds become available, they are invested in accordance with the Company’s investment policy and corporate goals. The Company’s investment policies have been designed to balance multiple investment goals, including to assure a stable source of income from interest and dividends, protect capital, provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future and capital appreciation. Securities purchased may include a combination of taxable fixed-income securities, tax-exempt securities and equities. The Company strives to maintain a high quality investment portfolio. Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

     Investment income was $3,783,116 in 2009 compared with $4,558,735 in 2008. The decline in investment income in 2009 was due primarily to lower levels of interest earned on short-term funds. See Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.

Net Realized Loss on Investments

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

     Net realized loss on investments totaled $498,089 in 2009 and $2,922,376 in 2008. The 2009 net loss included impairment charges totaling $758,661 on certain equity and equity method investments in the Company’s portfolio that were deemed to be other-than-temporarily impaired. The 2008 net loss included impairment charges totaling $1,226,932 on certain equity and fixed income securities in the Company’s portfolio that were deemed to be other-than-temporarily impaired and net realized losses on sales related to tax planning of $1,695,444. Management believes that unrealized losses on remaining fixed income and equity securities at December 31, 2009 are temporary in nature.

     The securities in the Company’s portfolio are subject to economic conditions and market risks. The Company considers relevant facts and circumstances in evaluating whether a credit or interest-rate related impairment of a security is other-than-temporary. Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.

     There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the characteristics of that issuer, the risk that information obtained by the Company or changes in other facts and circumstances leads management to change its intent to hold the equity security until it recovers in value or its intent to sell the debt security, and the risk that management is making decisions based on misstated information in the financial statements provided by issuers.

Expenses

     The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provisions for claims and office occupancy and operations. Operating expenses in 2009 decreased 12.0% compared with 2008 primarily due to decreases in the provision for claims and in salaries employee benefits and payroll taxes partially offset by an increase in commissions. Following is a summary of the Company’s operating expenses. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 13 in the accompanying Consolidated Financial Statements.

	2009		2008
Title Insurance	$61,152,624	93.5%	$69,226,504	93.1%
All Other	4,239,757	6.5%	5,113,556	6.9%
	$65,392,381	100%	$74,340,060	100%

     On a combined basis, profit margin was 6.8% in 2009 and loss margin was (1.7%) in 2008. Total revenues increased 0.3% in 2009 and operating expenses decreased, contributing to a higher combined profit margin for 2009.

Title Insurance

     Profit (Loss) Margin: The Company’s title insurance profit margin varies according to a number of factors, including the volume and type of real estate activity. Profit (loss) margins for the title insurance segment were 7.7% and (1.4%) in 2009 and 2008, respectively.

     Commissions: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 5.5% from 2008 to 2009 primarily due to increased premiums from agency operations in 2009. Commission expense as a percentage of net premiums written by agents was 71.9% and 70.4% in 2009 and 2008, respectively. Commission rates vary by the geographic area in which the commission is paid and may be influenced by state regulations.

     Provisions for Claims: The provision for claims as a percentage of net premiums written was 13.6% and 23.9% in 2009 and 2008, respectively. The change in the loss provision rate for calendar year 2009 compared with 2008 was favorable primarily because 2008 was impacted by two large claims related to fraud and one large mechanic’s lien claim totaling in the aggregate approximately $6.8 million. The decrease in the loss provision rate for calendar year 2009 compared with 2008 was partially offset by unfavorable experience for policy years 2006 and 2007.

     In 2008, the Company incurred unfavorable experience for claims related to policy year 2006 totaling approximately $1.9 million. Partially offsetting the change in the loss provision estimate for calendar year 2008 was favorable experience for policy year 2007 because of a reduction in large claim activity.

     The decrease in the loss provision in 2009 from the 2008 level resulted in approximately $6.4 million less in reserves than would have been recorded at the higher 2008 level. If material occurrences of mortgage-related fraud, mechanic lien claims and other similar types of claims continue, the Company’s ultimate loss estimates for recent policy years could increase.

     Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Payments of claims, net of recoveries, were $8,213,123 and $12,943,637 in 2009 and 2008, respectively.

     Reserves for Claims: At December 31, 2009, the total reserves for claims were $39,490,000. Of that total, $6,398,623 was reserved for specific claims, and $33,091,377 was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions, and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

     Movements in the reserves related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data, rather than as a result of material changes to underlying key actuarial assumptions or methodologies. Such changes include payments on claims closing during the year, new details that emerge on still-open cases that cause claims adjusters to increase or decrease the case reserve and the impact that these types of changes have on the Company’s total loss provision. See “Critical Accounting Estimates” for further discussion relating to the Company’s reserve for claim losses and the related charges.

     Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and bonuses paid to employees. Salaries, employee benefits and payroll taxes were $18,189,483 and $19,605,500 for 2009 and 2008, respectively. Salaries and related costs decreased $1.4 million, or 7.2% in 2009 compared with 2008. The decrease in 2009 was primarily due to a reduction in headcount and a reduction in employee benefit expenses. On a consolidated basis, salaries and employee benefits as a percentage of total revenues were 25.5% and 27.6% in 2009 and 2008, respectively.

     Office Occupancy and Operations: Overall office occupancy and operations as a percentage of total revenues was 6.1% and 7.2% in 2009 and 2008, respectively. The decrease in office occupancy and operations expense in 2009 compared with 2008 was due to a decrease in various items, including depreciation.

     Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes. However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium tax rates vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. Premium and retaliatory taxes as a percentage of net premiums written remained constant at 2.0% for both the years ended December 31, 2009 and 2008.

     Professional and Contract Labor Fees: Professional and contract labor fees for 2009 decreased $0.4 million compared with 2008 primarily due to decreases in contract labor fees associated with investments in infrastructure and technology compared with 2008.

      Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment. These amounts typically fluctuate in relation with transaction volume of the title segment and the trust division.

Income Taxes

     The provision (benefit) for income taxes was $1,087,000 and $(2,034,000) for the years ended December 31, 2009 and 2008, respectively. The income tax benefit in 2008 was a result of the Company’s net loss from operations and reflects a lower effective tax rate, primarily due to an increase in the proportion of tax-exempt investment income to pre-tax loss. Income tax expense (benefit) as a percentage of earnings (loss) before income taxes was 18.4% and 63.2%, for the years ended December 31, 2009 and 2008, respectively. The effective income tax rate for 2009 was below the U.S. federal statutory income tax rate (34%), primarily due to the proportion of tax-exempt investment income to pre-tax income. Generally, when pretax income is recognized, tax-exempt income has the effect of lowering the effective tax rate. Since a pretax loss was recognized in 2008, tax-exempt income had the effect of increasing the 2008 effective tax rate.

      The Company believes it is more likely than not that the tax benefits associated with recognized, impairment and unrecognized losses recorded through December 31, 2009 will be realized. However, this judgment could be impacted by further market fluctuations. Information regarding the components of the income tax expense and items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the accompanying Consolidated Financial Statements.

Net Income (Loss)

     The Company reported net income for 2009 of $4,828,779 and a net loss for 2008 of $1,182,799, or $2.10 and $(0.50) per share on a diluted basis. Total revenues for 2009 increased 0.3% to $71,308,160 from $71,123,261 in 2008, while expenses for 2009 decreased 12.0% to $65,392,381 from $74,340,060. In the past year, the Company’s premiums written benefited from a surge in mortgage refinancing which occurred primarily in the first six months of 2009. Operational expenses compared favorably to the prior year period primarily due to the increase in fraud and mechanic lien claims experienced at the end of 2008. The Company’s claims experience greatly improved from the prior year. The net loss in 2008 primarily resulted from the increase in the provision for claims.

Liquidity and Capital Resources

     Liquidity: Cash flow generated from operating activities increased from 2008 to 2009, primarily due to the increase in net income in 2009 and a net operating loss carryback from 2008 that the Company used to reduce taxes for 2009. Cash and cash equivalents at year end increased $3.6 million from the prior year to approximately $8.7 million, due to cash provided by operating activities in 2009.

     Due to the Company’s historical consistent ability to generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, the Company’s claims-paying ability and its financial strength ratings. The Company is unaware of any trend that is likely to result in material adverse liquidity changes, but continually assesses its capital allocation strategy, including decisions relating to repurchasing the Company’s stock and/or conserving cash. The Company’s current cash requirements include general operating expenses, income taxes, capital expenditures, dividends on its common stock declared by the Board of Directors and share repurchases of its common stock.

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

     Cash Flows: Net cash flows provided by operating activities were $7,381,269 and $1,309,473 in 2009 and 2008, respectively. Cash flows from operations have been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders, and operating requirements. Cash used in operations in 2008 included payments of claims totaling $12,943,637.

     The principal non-operating use of cash and cash equivalents in 2009 was for purchases of securities to the investment portfolio and, to a lesser extent, dividends paid and repurchases of common stock. The principal non-operating use of cash and cash equivalents in 2008 was for repurchases of common stock. The net effect of all activities on total cash and cash equivalents was an increase of $3,578,175 for 2009 and $2,154,284 for 2008. As of December 31, 2009, the Company held cash and cash equivalents of $8,733,221, short-term investments of $20,717,434 and fixed maturity securities of $88,803,186.

     As noted previously, the Company’s operating results and cash flows are heavily dependent on the real estate market. The Company’s business has certain fixed costs such as personnel, and changes in the real estate market are monitored closely and operating expenses such as staffing levels are managed and adjusted accordingly. The Company believes that its significant working capital position and management of operating expenses will aid its ability to manage cash resources through declines in the real estate market.

     Receipt of Dividends from Subsidiaries: The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends and distributions from subsidiaries and cash generated by investment securities. The Company’s significant sources of funds are dividends and distributions from its subsidiaries. The holding company receives cash from its subsidiaries in the form of dividends and as reimbursements for operating and other administrative expenses that it incurs. The reimbursements are executed within the guidelines of management agreements between the holding company and its subsidiaries.

     The Company’s ability to pay dividends and operating expenses is dependent on funds received from the insurance subsidiaries, which are subject to regulation in the states in which they do business. Each state of domicile regulates the extent to which the Company’s title underwriters can pay dividends or make distributions. As of December 31, 2009, approximately $62,822,000 of the consolidated stockholders’ equity represented net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. These regulations, among other things, require prior regulatory approval of the payment of dividends and other intercompany transfers. The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s current operating needs.

     The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends, which may be constrained by regulatory and business considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings. Further, depending on regulatory and business conditions, the Company may in the future need to retain cash in its underwriters in order to maintain their ratings or their statutory capital position. Such a requirement could be the result of adverse operating conditions in the current economic environment, changes in interpretation of statutory accounting requirements by regulators, reserve charges or investment losses.

     Purchase of Company Stock: On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Company’s stock repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after the approval. Pursuant to this approval, the Company purchased 13,754 shares in the twelve months ended December 31, 2009 and 130,450 shares in the twelve months ended December 31, 2008 at an average per share price of $31.11 and $45.78, respectively.

     Capital Expenditures: During 2010, the Company has plans for various capital improvement projects, including hardware purchases and several software development projects that are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Off-Balance Sheet Arrangements and Contractual Obligations

     As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $19,947,000 and $14,492,000 as of December 31, 2009 and 2008, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.

     In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled $16,518,000 and $88,125,000 as of December 31, 2009 and 2008, respectively. These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying consolidated balance sheets. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

     External assets managed by the Investors Trust Company totaled over $500,000,000 for the years ended December 31, 2009 and 2008. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.

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

     The following table summarizes the Company’s future estimated cash payments under existing contractual obligations at December 31, 2009, including payments due by period:

	Payments due by period
Contractual Obligations Including		Less than			More than
Off-Balance Sheet Arrangements	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations	$754,795	$495,814	$258,981	$-	$-
Reserves for claims	39,490,000	7,950,000	12,178,000	7,161,000	12,201,000
Other obligations	2,106,503	951,374	1,115,477	39,652	-
Obligations under executive
employment plans and agreements	4,826,000	-	-	-	4,826,000
Total	$47,177,298	$9,397,188	$13,552,458	$7,200,652	$17,027,000

     As of December 31, 2009, the Company had a claims reserve of $39,490,000. The amounts and timing of these obligations are estimated and are not set contractually. Nonetheless, based on historical insurance claim experience, the Company anticipates the above payments. Events such as fraud, defalcation and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns.

Recent Accounting Standards

     In January 2010, the Financial Accounting Standards Board (“FASB”) updated the requirements for fair value measurements and disclosures to provide for additional disclosure related to transfers in and out of securities valuation hierarchy Levels 1 and 2 and to require companies to present activity in Level 3 fair value measurements, purchases, sales, issuances and settlements, on a gross basis rather than as one net number. The new disclosures are clarifications of existing disclosures and are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value, which are effective for fiscal years beginning after December 15, 2010. The Company does not expect this update to have a material impact on its financial condition or results of operations.

     On September 30, 2009, the FASB provided guidance on measuring the fair value of certain alternative investments that calculate net asset value per share. This update was effective for the first reporting period (including interim periods) ending after December 15, 2009. This update did not have an impact on the Company’s financial condition or results of operations.

     In June 2009, the FASB changed the methodology used to determine whether or not an entity is a primary beneficiary with respect to a variable interest entity and introduced a requirement to reassess on an ongoing basis whether an entity is the primary beneficiary of a variable interest entity. This update is effective for annual reporting periods beginning after November 15, 2009, and for interim periods during the first annual reporting period. The Company does not expect this update to have a material impact on its financial condition or results of operations.

     In June 2009, the FASB changed the hierarchy of U.S. generally accepted accounting principles (“GAAP”) such that the newly released FASB Accounting Standards Codification (“ASC”) replaced other sources of authoritative GAAP, with the exception of rules and interpretive releases of the Securities and Exchange Commission, which will continue to be authoritative. The issuance of this statement was not intended to significantly change GAAP, but requires ASC citations in place of references to previous authoritative accounting literature.

     In May 2009, the FASB set forth (1) the period after the balance sheet date during which management should evaluate events of transactions for potential recognition or disclosure in the financial statements, (2) circumstances under which an entity should recognize in its financial statements events or transactions occurring after the balance sheet date, and (3) the related disclosures that an entity should make.

     In April 2009, a new model for evaluating other-than-temporary impairment (“OTTI”) for debt securities was established. If the Company intends to sell a debt security, or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the Company does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis (i.e., present value of expected cash flows is less than amortized cost), then OTTI must be taken, but the amount of impairment is bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment (which becomes a component of other comprehensive income (“OCI”) for both available-for-sale (“AFS”) and held to maturity (“HTM”) securities). For HTM securities, the amount in OCI will be amortized prospectively over the security’s remaining life. Upon adoption of the Position, a cumulative effect adjustment must be made to opening retained earnings in the period adopted that reclassifies the noncredit portion of previously taken OTTI from retained earnings to accumulated OCI. The Company did not have any cumulative effect adjustment at the time of adoption.

     In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased and also included guidance on identifying circumstances that indicated a transaction was not orderly. This Position was effective for interim and annual reporting periods. The Company has implemented this standard with no material impact.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Report of Independent Registered Public Accounting Firm	30
2.	Management’s Report on Internal Control Over Financial Reporting	31
3.	Report of Independent Registered Public Accounting Firm	32
4.	Consolidated Balance Sheets	33
5.	Consolidated Statements of Income (Loss)	34
6.	Consolidated Statements of Stockholders’ Equity	35
7.	Consolidated Statements of Comprehensive Income (Loss)	36
8.	Consolidated Statements of Cash Flows	37
9.	Notes to Consolidated Financial Statements	38

     Certain additional financial information is attached hereto as Schedules I, II, III, IV and V.

Selected Quarterly Financial Data

2009	March 31	June 30	September 30	December 31
Net premiums written	$16,409,820	$18,912,388	$14,282,615	$12,550,428
Net income	1,434,963	2,115,473	969,043	309,300
Basic earnings per common share	.63	.92	.42	.14
Diluted earnings per common share	.62	.92	.42	.14

2008	March 31	June 30	September 30	December 31
Net premiums written	$17,813,360	$18,127,982	$15,331,820	$12,389,025
Net income (loss)	2,124,380	(273,934)	917,033	(3,950,278)
Basic earnings (loss) per common share	.88	(.11)	.39	(1.72)
Diluted earnings (loss) per common share	.87	(.11)	.39	(1.72)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Investors Title Company
Chapel Hill, North Carolina

We have audited the accompanying consolidated balance sheets of Investors Title Company and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Title Company and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Investors Title Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2010 expressed an unqualified opinion.

/s/ Dixon Hughes PLLC
March 5, 2010
High Point, North Carolina

Management’s Report on Internal Control Over Financial Reporting

Management of Investors Title Company and Subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15(d)-15-(f). The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Dixon Hughes PLLC an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Investors Title Company
Chapel Hill, North Carolina

We have audited Investors Title Company and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Investors Title Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Investors Title Company and Subsidiaries as of and for the year ended December 31, 2009, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended and our report dated March 5, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes PLLC
March 5, 2010
High Point, North Carolina

Investors Title Company and Subsidiaries

Consolidated Balance Sheets

As of December 31,	2009	2008
Assets
Investments in securities
Fixed maturities
Held-to-maturity, at amortized cost (fair value: 2009: $2,000; 2008: $462,580)	$2,000	$451,681
Available-for-sale, at fair value (amortized cost: 2009: $85,047,483; 2008: $85,923,583)	88,801,186	87,708,500
Equity securities, available-for-sale at fair value (cost: 2009: $8,241,767; 2008: $9,158,785)	11,854,301	9,965,297
Short-term investments	20,717,434	15,725,513
Other investments	2,307,220	2,040,962
Total investments	123,682,141	115,891,953

Cash and cash equivalents	8,733,221	5,155,046
Premium and fees receivable (less allowance for doubtful accounts:
2009: $1,486,000; 2008: $1,297,000)	5,170,476	4,933,797
Accrued interest and dividends	1,122,806	1,225,070
Prepaid expenses and other assets	1,815,653	1,215,146
Property acquired in settlement of claims	175,476	395,734
Property, net	3,894,724	4,422,318
Current income taxes receivable	-	2,777,829
Deferred income taxes, net	1,833,207	3,841,295
Total Assets	$146,427,704	$139,858,188

Liabilities and Stockholders’ Equity
Liabilities
Reserves for claims	$39,490,000	$39,238,000
Accounts payable and accrued liabilities	8,688,712	10,294,912
Commissions and reinsurance payable	319,625	467,388
Current income taxes payable	670,290	-
Total liabilities	49,168,627	50,000,300

Commitments and Contingencies
Stockholders’ Equity
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000; 2,285,289 and 2,293,268 shares issued and outstanding 2009 and 2008, respectively, excluding 291,676 shares for 2009 and 2008,
respectively of common stock held by the Company’s subsidiary)	1	1
Retained earnings	92,528,818	88,248,452
Accumulated other comprehensive income	4,730,258	1,609,435
Total stockholders’ equity	97,259,077	89,857,888
Total Liabilities and Stockholders’ Equity	$146,427,704	$139,858,188

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries

Consolidated Statements of Income (Loss)

For the Years Ended December 31,	2009	2008
Revenues
Underwriting income:
Premiums written	$62,250,774	$63,937,276
Less-premiums for reinsurance ceded	95,523	275,089
Net premiums written	62,155,251	63,662,187
Investment income-interest and dividends	3,783,116	4,558,735
Net realized loss on investments	(498,089)	(2,922,376)
Exchange services revenue	910,828	1,166,141
Other	4,957,054	4,658,574
Total Revenues	71,308,160	71,123,261

Operating Expenses
Commissions to agents	29,254,311	27,717,807
Provision for claims	8,465,123	15,206,637
Salaries, employee benefits and payroll taxes	18,189,483	19,605,500
Office occupancy and operations	4,333,579	5,107,843
Business development	1,398,057	2,104,935
Filing fees and taxes, other than payroll and income	571,677	587,235
Premium and retaliatory taxes	1,268,301	1,281,297
Professional and contract labor fees	1,362,706	1,731,550
Other	549,144	997,256
Total Operating Expenses	65,392,381	74,340,060
Income (Loss) before Income Taxes	5,915,779	(3,216,799)
Provision (Benefit) for Income Taxes	1,087,000	(2,034,000)
Net Income (Loss)	$4,828,779	$(1,182,799)
Basic Earnings (Loss) per Common Share	$2.11	$(0.50)
Weighted Average Shares Outstanding – Basic	2,291,816	2,364,361
Diluted Earnings (Loss) per Common Share	$2.10	$(0.50)
Weighted Average Shares Outstanding – Diluted	2,299,429	2,364,361
Cash Dividends Paid per Common Share	$0.28	$0.28

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
For the Years Ended December 31, 2008 and 2009	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2008	2,411,318	$1	$95,739,827	$3,536,012	$99,275,840
Net loss			(1,182,799)		(1,182,799)
Dividends ($.28 per share)			(661,862)		(661,862)
Shares of common stock repurchased and retired	(130,450)		(5,972,043)		(5,972,043)
Issuance of common stock in payment of bonuses and fees	40		1,946		1,946
Stock options exercised	12,360		230,801		230,801
Share-based compensation expense			92,582		92,582
Amortization related to postretirement health benefits				13,456	13,456
Accumulated postretirement benefit obligation adjustment				(67,221)	(67,221)
Net unrealized loss on investments				(1,872,812)	(1,872,812)
Balance, December 31, 2008	2,293,268	$1	$88,248,452	$1,609,435	$89,857,888
Net income			4,828,779		4,828,779
Dividends ($.28 per share)			(641,577)		(641,577)
Shares of common stock repurchased and retired	(13,754)		(427,875)		(427,875)
Stock options exercised	5,775		91,873		91,873
Share-based compensation expense			429,166		429,166
Amortization related to postretirement health benefits				14,783	14,783
Accumulated postretirement benefit obligation adjustment				(10,094)	(10,094)
Net unrealized gain on investments				3,116,134	3,116,134
Balance, December 31, 2009	2,285,289	$1	$92,528,818	$4,730,258	$97,259,077

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31,	2009	2008
Net income (loss)	$4,828,779	$(1,182,799)
Other comprehensive income (loss), before tax:
Amortization related to prior year service cost	20,388	20,388
Amortization of unrecognized loss	2,014	-
Accumulated postretirement benefit obligation adjustment	(15,295)	(101,850)
Unrealized gains (losses) on investments arising during the year	4,276,719	(5,782,291)
Reclassification adjustment for net losses realized in net income (loss)	498,089	2,922,376
Other comprehensive income (loss), before tax	4,781,915	(2,941,377)
Income tax expense (benefit) related to postretirement health benefits	2,418	(27,696)
Income tax expense (benefit) related to unrealized gains (losses) on
investments arising during the year	1,476,426	(1,992,602)
Income tax expense related to reclassification adjustment for
losses realized in net income (loss)	182,248	1,005,498
Net income tax expense (benefit) on other comprehensive income (loss)	1,661,092	(1,014,800)
Other comprehensive income (loss)	3,120,823	(1,926,577)
Comprehensive income (loss)	$7,949,602	$(3,109,376)

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,	2009	2008
Operating Activities
Net income (loss)	$4,828,779	$(1,182,799)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	658,136	920,840
Amortization, net	291,283	313,377
Amortization related to postretirement benefits obligation	22,402	20,388
Issuance of common stock in payment of bonuses and fees	-	1,946
Share-based compensation expense related to stock options	429,166	92,582
Allowance (benefit) for doubtful accounts on premiums receivable	189,000	(873,000)
Net loss on disposals of property	27,992	221,148
Other property transactions	-	200,000
Net realized loss on investments	498,089	2,922,376
Net earnings from other investments	(1,137,771)	(694,570)
Provision for claims	8,465,123	15,206,637
Provision (benefit) for deferred income taxes	347,000	(201,000)
Changes in assets and liabilities:
(Increase) decrease in receivables and other assets	(703,668)	2,761,823
Decrease (increase) in current income taxes receivable	2,777,829	(2,777,829)
Decrease in accounts payable and accrued liabilities	(1,621,495)	(991,398)
(Decrease) increase in commissions and reinsurance payable	(147,763)	60,466
Increase (decrease) in current income taxes payable	670,290	(1,747,877)
Payments of claims, net of recoveries	(8,213,123)	(12,943,637)
Net cash provided by operating activities	7,381,269	1,309,473

Investing Activities
Purchases of available-for-sale securities	(8,939,050)	(17,461,053)
Purchases of short-term securities	(9,121,249)	(2,396,338)
Purchases of other investments	(561,186)	(565,271)
Proceeds from sales and maturities of available-for-sale securities	10,206,464	18,764,347
Proceeds from maturities of held-to-maturity securities	460,000	611,000
Proceeds from sales and maturities of short-term securities	4,129,328	7,893,358
Proceeds from sales and distributions of other investments	1,158,712	887,287
Purchases of property	(171,050)	(493,681)
Proceeds from disposals of property	12,516	8,266
Net cash (used in) provided by investing activities	(2,825,515)	7,247,915

Financing Activities
Repurchases of common stock	(427,875)	(5,972,043)
Exercise of options	91,873	230,801
Dividends paid	(641,577)	(661,862)
Net cash used in financing activities	(977,579)	(6,403,104)

Net Increase in Cash and Cash Equivalents	3,578,175	2,154,284
Cash and Cash Equivalents, Beginning of Year	5,155,046	3,000,762
Cash and Cash Equivalents, End of Year	$8,733,221	$5,155,046
Supplemental Disclosures
Cash Paid During the Year for
Income Taxes, (refunds) payments, net	$(2,708,000)	$2,775,000
Non cash net unrealized (gain) loss on investments, net of deferred tax
(provision) benefit of ($1,658,674) and $987,103 for 2009 and 2008, respectively	$(3,116,134)	$1,872,812
Adjustments to postretirement benefits obligation, net of deferred tax
provision of ($5,201) and ($34,629) for 2009 and 2008, respectively	$10,094	$67,221

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

     Description of Business—Investors Title Company’s (the “Company”) primary business, and only reportable segment, is title insurance. The title insurance segment, through its two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“N-ITIC”), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies primarily through approved attorneys from underwriting offices and through independent issuing agents in 23 states and the District of Columbia primarily in the eastern half of the United States. The majority of the Company’s business is concentrated in Illinois, Kentucky, Michigan, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia.

     Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and are prepared in accordance with smaller reporting company filing requirements. All significant intercompany balances and transactions have been eliminated.

     Reclassification—Certain 2008 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2009 classifications. These reclassifications had no effect on stockholders’ equity or net income as previously reported.

     Significant Accounting Policies—The significant accounting policies of the Company are summarized below.

Cash and Cash Equivalents

     For the purpose of presentation in the Company’s consolidated statements of cash flows, cash equivalents are highly liquid instruments with original maturities of three months or less. The carrying amount of cash and cash equivalents is a reasonable estimate of fair value due to the short-term maturity of these instruments.

Investments in Securities

     Securities for which the Company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums or accretion of discounts, and other-than-temporary declines in fair value. Securities held principally for resale in the near term are classified as trading securities and recorded at fair values. Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax, adjusted for other-than-temporary declines in fair value, reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Fair values of the majority of investments are based on quoted market prices. Realized gains and losses are determined on the specific identification method. Refer to Note 3.

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

Other Investments

     Other investments consist primarily of investments in title insurance agencies structured as limited liability companies (“ LLCs”), which are accounted for under the equity or cost method of accounting. The aggregate cost of the Company’s cost method investments totaled $902,022 and $821,617 at December 31, 2009 and December 31, 2008, respectively. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

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

Reserves for Claims

     The total reserve for all reported and unreported losses the Company incurred through December 31, 2009 is represented by the reserves for claims. The Company’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2009. The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

     Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Income Taxes

     The Company makes certain estimates and judgments in determining income tax expense (benefit) for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. The Company provides for deferred income taxes (benefits) for the tax consequences in future years of temporary differences between the financial statements’ carrying values and the tax bases of assets and liabilities using currently enacted tax rates. The Company establishes valuation allowances if it believes that it is more likely than not that some or all of its deferred tax assets will not be realized. Refer to Note 8.

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

Fair Values of Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, premiums receivable, accrued interest and dividends, accounts payable, commissions and reinsurance payable and current income taxes payable approximate fair value due to the short-term nature of these assets and liabilities. Fair values for the majority of investment securities are based on quoted market prices. Auction rate securities, (“ARS”) are valued using discounted cash flow models to determine the estimated fair value of these investments. Some of the inputs to determining the fair value of ARS are unobservable in the securities markets and are significant.

Comprehensive Income

     The Company’s accumulated other comprehensive income is comprised of unrealized holding gains on available-for-sale securities, net of tax, and unrecognized prior service cost and unrealized gains/losses associated with postretirement benefit liabilities, net of tax.

Share-Based Compensation

     The Company accounts for share-based compensation in accordance with the fair value based principles required by the Financial Accounting Standards Board’s (“FASB”). The Company adopted these provisions on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date are recognized over their remaining service period using the compensation cost. Share-based compensation cost is generally measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

     As share-based compensation expense recognized in the consolidated statements of income (loss) is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Subsequent Events

     The Company has evaluated and concluded that there were no material subsequent events through March 5, 2010, which is the date of financial statement issuance, requiring adjustment to or disclosure in its consolidated financial statements.

Recent Accounting Standards

     In January 2010, the FASB updated the requirements for fair value measurements and disclosures to provide for additional disclosure related to transfers in and out of securities valuation hierarchy Levels 1 and 2 and to require companies to present activity in Level 3 fair value measurements, purchases, sales, issuances, and settlements, on a gross basis rather than as one net number. Refer to Note 3 for a discussion of valuation hierarchy levels. The new disclosures are clarifications of existing disclosures and are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value which are effective for fiscal years beginning after December 15, 2010. The Company does not expect this update to have a material impact on its financial condition or results of operations.

     On September 30, 2009, the FASB provided guidance on measuring the fair value of certain alternative investments that calculate net asset value per share. This update is effective for the first reporting period (including interim periods) ending after December 15, 2009. This update did not have an impact on the Company’s financial condition or results of operations.

     In June 2009, the FASB changed the methodology used to determine whether or not an entity is a primary beneficiary with respect to a variable interest entity and introduced a requirement to reassess on an ongoing basis whether an entity is the primary beneficiary of a variable interest entity. This update was effective for annual reporting periods beginning after November 15, 2009, and for interim periods during the first annual reporting period. The Company does not expect this update to have a material impact on its financial condition or results of operations.

     In June 2009, the FASB changed the hierarchy of U.S. generally accepted accounting principles such that the newly released FASB Codification replaced other sources of authoritative GAAP, with the exception of rules and interpretive releases of the SEC, which will continue to be authoritative.

     In May 2009, the FASB set forth (1) the period after the balance sheet date during which management should evaluate events of transactions for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize in its financial statements events or transactions occurring after the balance sheet date and (3) the related disclosures that an entity should make. The Company has implemented this standard. The Company has concluded that there were no material subsequent events through March 5, 2010, which is the date of financial statement issuance.

     In April 2009, a new model for evaluating other-than-temporary impairment (“OTTI”) for debt securities was established. If the Company intends to sell a debt security, or cannot assert it is more likely than not that it will not have to sell the security before recovery, OTTI must be taken. If the Company does not intend to sell the debt security before recovery, but the entity does not expect to recover the entire amortized cost basis, then OTTI must be taken, but the amount of impairment is bifurcated between impairment due to credit (which is recorded through earnings) and noncredit impairment, which becomes a component of other comprehensive income (“OCI”) for both available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities. Upon adoption of the Position, a cumulative effect adjustment must be made to opening retained earnings in the period adopted that reclassifies the noncredit portion of previously taken OTTI from retained earnings to accumulated OCI. The Company did not have any cumulative effect adjustment at the time of adoption.

     In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased and also included guidance on identifying circumstances that indicated a transaction was not orderly. This Position was effective for interim and annual reporting periods. The Company has implemented this standard with no material impact on its financial position or results of operations.

     In April 2009, the FASB required summarized disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. This standard was effective for interim reporting periods ending after June 15, 2009. The Company included additional disclosures in its 10-Qs.

Use of Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period and accompanying notes. Actual results could differ materially from those estimates and assumptions used. The more significant of these estimates and assumptions include the following:

     Claims

     The Company’s reserves for claims are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). A provision for estimated future claims payments is recorded at the time policy revenue is recorded as a percentage of premium income. By their nature, title claims can often be complex, vary greatly in dollar amounts, vary in number due to economic and market conditions such as an increase in mortgage foreclosures, and involve uncertainties as to ultimate exposure. In addition, some claims may require a number of years to settle and determine the final liability for indemnity and loss adjustment expense. The payment experience may extend for more than 20 years after the issuance of a policy. Events such as fraud, defalcation and multiple property defects can substantially and unexpectedly cause increases in estimates of losses. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, these estimates are subject to variability.

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

     Impairments

     Securities are regularly evaluated and reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security; with respect to equity securities, whether the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery in value; and the financial condition and prospects of the issuer (including credit ratings). These factors are reviewed quarterly and any material degradation in the prospect for recovery will be considered in the other-than-temporary impairment analysis. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. The fair values of the majority of the Company’s investments are based on quoted market prices from independent pricing services.

2. Statutory Restrictions on Consolidated Stockholders’ Equity and Investments

     The Company has designated approximately $41,474,000 and $40,638,000 of retained earnings as of December 31, 2009 and 2008, respectively, as appropriated to reflect the required statutory premium reserve. See Note 8 for the tax treatment of the statutory premium reserve.

     As of December 31, 2009 and 2008 approximately $62,822,000 and $55,987,000, respectively, of consolidated stockholders’ equity represents net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval.

     Bonds totaling approximately $6,960,000 and $6,540,000 at December 31, 2009 and 2008 respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments in Securities

     The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at December 31 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Fixed Maturities-
Held-to-maturity, at amortized cost-
Obligations of states and political subdivisions	$2,000	$-	$-	$2,000
Total	$2,000	$-	$-	$2,000
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$70,311,741	$3,373,339	$676,038	$73,009,042
Corporate debt securities	14,735,742	1,056,402	-	15,792,144
Total	$85,047,483	$4,429,741	$676,038	$88,801,186
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$8,241,767	$3,643,832	$31,298	$11,854,301
Total	$8,241,767	$3,643,832	$31,298	$11,854,301
Short-term investments-
Certificates of deposit and other	$20,717,434	$-	$-	$20,717,434
Total	$20,717,434	$-	$-	$20,717,434

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Fixed Maturities-
Held-to-maturity, at amortized cost-
Obligations of states and political subdivisions	$451,681	$10,899	$-	$462,580
Total	$451,681	$10,899	$-	$462,580
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$72,818,413	$2,178,686	$986,503	$74,010,596
Corporate debt securities	13,105,170	606,001	13,267	13,697,904
Total	$85,923,583	$2,784,687	$999,770	$87,708,500
Equity Securities, available-for sale at fair value-
Common stocks and nonredeemable preferred stocks	$9,158,785	$1,446,389	$639,877	$9,965,297
Total	$9,158,785	$1,446,389	$639,877	$9,965,297
Short-term investments-
Certificates of deposit and other	$15,725,513	$-	$-	$15,725,513
Total	$15,725,513	$-	$-	$15,725,513

     The scheduled maturities of fixed maturity securities at December 31, 2009 were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$8,077,093	$8,216,779	$2,000	$2,000
Due after one year through five years	24,465,295	26,099,121	-	-
Due five years through ten years	35,484,243	37,445,716	-	-
Due after ten years	17,020,852	17,039,570	-	-
Total	$85,047,483	$88,801,186	$2,000	$2,000

     Earnings on investments for the years ended December 31 were as follows:

	2009	2008
Fixed maturities	$3,459,975	$3,415,009
Equity securities	249,932	266,860
Invested cash and other short-term investments	68,563	779,468
Miscellaneous interest	4,646	97,398
Investment income	$3,783,116	$4,558,735

     Gross realized gains and losses on sales of available-for-sale securities for the years ended December 31 are summarized as follows:

	2009	2008
Gross realized gains:
Obligations of states and political subdivisions	$5,496	$25,203
Common stocks and nonredeemable preferred stocks	438,982	295,992
Total	444,478	321,195
Gross realized losses:
Obligations of states and political subdivisions	(38,000)	(363,633)
Common stocks and nonredeemable preferred stocks	(630,581)	(2,759,845)
Total	(668,581)	(3,123,478)
Net realized loss	$(224,103)	$(2,802,283)

     Also included in net realized loss on investments in the Consolidated Statements of Income (Loss) for the years ended December 31, 2009 and 2008 is ($273,986) and ($120,093), respectively, of losses from the sale of other investments.

     The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2009 and 2008.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2009	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Obligations of states and
political subdivisions	$4,343,398	$(87,703)	$-	$-	$4,343,398	$(87,703)
Auction rate securities	-	-	7,283,395	(588,335)	7,283,395	(588,335)
Total Fixed Maturity
Securities	$4,343,398	$(87,703)	$7,283,395	$(588,335)	$11,626,793	$(676,038)
Equity Securities	494,367	(15,284)	285,874	(16,014)	780,241	(31,298)
Total temporarily
impaired securities	$4,837,765	$(102,987)	$7,569,269	$(604,349)	$12,407,034	$(707,336)

December 31, 2008
Obligations of states and
political subdivisions	$7,783,709	$(221,100)	$777,257	$(15,590)	$8,560,966	$(236,690)
Auction rate securities	7,596,920	(763,080)	-	-	7,596,920	(763,080)
Total Fixed Maturity
Securities	$15,380,629	$(984,180)	$777,257	$(15,590)	$16,157,886	$(999,770)
Equity Securities	3,002,004	(559,410)	337,970	(80,467)	3,339,974	(639,877)
Total temporarily
impaired securities	$18,382,633	$(1,543,590)	$1,115,227	$(96,057)	$19,497,860	$(1,639,647)

     As of December 31, 2009, the Company held $11,626,793 in fixed maturity securities with unrealized losses of $676,038. As of December 31, 2008, the Company held $16,157,886 in fixed maturity securities with unrealized losses of $999,770. Due to the credit market disruption in 2008 which reduced liquidity and led to wider credit spreads, the Company saw an increase in unrealized losses in its securities portfolio. The maturity duration of the debt securities range from less than one to more than ten years. The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over treasury securities. Because the Company does not have the intent to sell these securities and will likely maintain them until a recovery of the cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

     The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary. Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired at December 31, 2009.

     Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 31 and 67 securities had unrealized losses at December 31, 2009 and December 31, 2008, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. During 2009, the Company recorded an other-than-temporary impairment charge in the amount of $758,661 related to securities. During 2008, the Company recorded an other-than-temporary impairment charge in the amount of approximately $1.2 million related to securities.

     Valuation Hierarchy. The FASB establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy categorizes the inputs into three broad levels as follows. Level 1 inputs to the valuation methodology are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

     The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of December 31, 2009 and 2008. The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

Available-for-sale securities	Carrying Balance	Level 1	Level 2	Level 3
December 31, 2009
Fixed maturities	$88,801,186	$-	$78,703,391	$10,097,795
Equity	11,854,301	11,854,301	-	-
Total	$100,655,487	$11,854,301	$78,703,391	$10,097,795
December 31, 2008
Fixed maturities	$87,708,500	$-	$80,111,580	$7,596,920
Equity	9,965,297	9,965,297	-	-
Total	$97,673,797	$9,965,297	$80,111,580	$7,596,920

     The following table presents a reconciliation of the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined for the year ended December 31, 2009:

Changes in fair value during the year ended December 31:	2009	2008
Beginning balance at January 1	$7,596,920	$-
Transfers into Level 3	3,708,280	8,087,630
Redemptions	(1,200,000)	-
Unrealized loss - included in other comprehensive income	(7,405)	(490,710)
Ending balance at December 31	$10,097,795	$7,596,920

     Valuation Techniques. A financial instrument’s classification within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement-consequently, if there are multiple significant valuation inputs that are categorized in different levels of the hierarchy, the instrument’s hierarchy level is the lowest level within which any significant input falls.

     Equity securities are measured at fair value using quoted active market prices and are classified within Level 1 of the valuation hierarchy. The fair value of fixed maturity investments included in the Level 2 category was based on the market values obtained from pricing services.

      The Level 2 category generally includes corporate bonds, U.S. government corporations and agency bonds and municipal bonds. The fair value of fixed maturity investments included in the Level 2 category was based on the market values obtained from pricing services. A number of the Company’s investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at December 31, 2009. However, these securities were classified as Level 2 at December 31, 2009, because the third party pricing services from which the Company has obtained fair values for such instruments also use valuation models, which use observable market inputs, in addition to traded prices. Substantially all of these model input assumptions are observable in the marketplace or can be derived or supported by observable market data.

     The Company’s investments in student loan auction rate securities (“ARS”) are its only Level 3 assets, and were transferred from Level 2 because quoted prices from broker-dealers were unavailable due to the failure of auctions. Valuations using discounted cash flow models were used to determine the estimated fair value of these investments as of December 31, 2009. Some of the inputs to this model are unobservable in the market and are significant.

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

4. Property and Equipment

     Property and equipment and estimated useful lives at December 31 are summarized as follows:

	2009	2008
Land	$1,107,582	$1,107,582
Office buildings and improvements (25 years)	3,186,567	3,173,432
Furniture, fixtures and equipment (3 to 10 years)	4,926,727	5,476,101
Automobiles (3 years)	636,157	667,659
Total	9,857,033	10,424,774
Less accumulated depreciation	(5,962,309)	(6,002,456)
Property and equipment, net	$3,894,724	$4,422,318

5. Reinsurance

     The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Premiums assumed and ceded were approximately $12,000 and $96,000, respectively, for 2009 and $167,000 and $275,000, respectively, for 2008. Ceded reinsurance is comprised of excess of loss treaties, which protects against losses over certain amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event that the assuming insurance companies are unable to meet their obligations under these contracts. The Company has not paid or recovered any reinsured losses during the two years ended December 31, 2009.

6. Reserves for Claims

     Changes in the reserves for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

	2009	2008
Balance, beginning of year	$39,238,000	$36,975,000
Provisions related to:
Current year	7,726,693	15,564,722
Prior years	738,430	(358,085)
Total provision charged to operations	8,465,123	15,206,637
Claims paid, net of recoveries, related to:
Current year	(424,364)	(5,937,616)
Prior years	(7,788,759)	(7,006,021)
Total claims paid, net of recoveries	(8,213,123)	(12,943,637)
Balance, end of year	$39,490,000	$39,238,000

     The Company continually refines its reserve estimates as current loss experience develops and credible data emerges. Movements in the reserves related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data.

     The provision for claims as a percentage of net premiums written was 13.6% and 23.9% in 2009 and 2008, respectively. The change in estimate for calendar year 2009 from 2008 resulted from 2008 being impacted by two large fraud related claims and one unusually large mechanic’s lien claim totaling approximately $6,800,000. Calendar year 2009 experienced unfavorable development of approximately $740,000, of which $500,000 was related to a large claim associated with policy year 2006. The favorable development in 2008 versus prior years was primarily related to policy years 2004, 2005 and 2007 experiencing lower claim volumes, offset by unfavorable development in 2006 related to large fraud claims and a mechanic’s lien. Due to variances between actual and expected loss payments, loss development is subject to significant variability.

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

     A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR claims follows:

	2009	Percentage	2008	Percentage
Known title claims	$6,398,623	16.2%	$6,447,345	16.4%
IBNR	33,091,377	83.8%	32,790,655	83.6%
Total loss reserves	$39,490,000	100.0%	$39,238,000	100.0%

     In management’s opinion, the reserves are adequate to cover claim losses which might result from pending and future claims.

7. Earnings (Loss) Per Share and Stock Options

     Basic earnings per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents includes the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share-based award, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share-based awards are exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive potential common shares, calculated using the treasury stock method was 7,613 for 2009. Due to a net loss in 2008, the treasury stock method for the calculation of diluted shares was antidilutive. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

For the Years Ended December 31,	2009	2008
Net income (loss)	$4,828,779	$(1,182,799)
Weighted average common shares outstanding - Basic	2,291,816	2,364,361
Incremental shares outstanding assuming
the exercise of dilutive stock options and SARs (share settled)	7,613	-
Weighted average common shares outstanding - Diluted	2,299,429	2,364,361
Basic earnings per common share	$2.11	$(0.50)
Diluted earnings per common share	$2.10	$(0.50)

     In 2009, 17,200 awards were excluded from the computation of diluted earnings per share because their exercise price was greater than the stock price and therefore considered anti-dilutive.

     The Company has adopted Employee stock award plans (the “Plans”) under which restricted stock, and options or stock appreciation rights (“SARs”) to purchase shares (not to exceed 500,000 shares) of the Company’s stock may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant. SARs and options (which have predominantly been incentive stock options) awarded under the Plans thus far are exercisable and vest immediately or within one year or at 10% to 20% per year beginning on the date of grant and generally expire in five to ten years. All SARs issued to date have been share settled only. No SARs were exercised in 2009 or 2008.

     A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2008	60,480	$22.77	4.11	$1,377,390
SARs granted	3,000	47.88
Options exercised	(12,360)	18.67
Options/SARs cancelled/forfeited/expired	(4,050)	29.96
Outstanding as of December 31, 2008	47,070	$24.83	3.67	$666,079
SARs granted	78,000	28.13
Options exercised	(5,775)	15.91
Options/SARs cancelled/forfeited/expired	(2,050)	20.61
Outstanding as of December 31, 2009	117,245	$27.54	5.10	$541,543

Unvested as of December 31, 2009	39,342	$27.35	5.76	$140,637

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2009. The intrinsic value of options exercised during 2009 was approximately $89,000.

     The following tables summarize information about fixed stock options outstanding at December 31, 2009:

			Options Outstanding at Year-End			Options Exercisable at Year-End
				Weighted	Weighted		Weighted
				Average	Average		Average
			Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$10.00	-	$12.00	5,895	0.3	$11.21	5,895	$11.21
13.06	-	15.58	5,000	1.2	14.93	4,300	14.91
17.25	-	19.35	2,050	2.3	19.05	1,350	19.07
20.00	-	22.75	9,100	2.9	21.28	6,600	21.20
25.28	-	27.96	3,000	3.9	26.25	3,000	26.25
27.97	-	31.99	3,700	4.4	31.08	2,340	31.08
32.00	-	36.79	2,500	5.4	36.79	2,500	36.79
$10.00	-	$36.79	31,245	2.6	$21.09	25,985	$20.75

			SARs Outstanding at Year-End			SARs Exercisable at Year-End
				Weighted	Weighted		Weighted
				Average	Average		Average
			Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$27.97	-	$27.97	75,000	6.17	$27.97	41,668	$27.97
32.00	-	32.00	3,000	6.39	32.00	2,250	32.00
43.78	-	49.04	8,000	4.44	46.96	8,000	46.96
$27.97	-	$49.04	86,000	6.02	$29.88	51,918	$31.07

     In 2009, 50,353 options and SARs vested with a fair value of approximately $399,419.

     During the first and second quarter of 2009, the Company issued 78,000 share settled SARs to the select officers and directors of the Company. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments. As such, these were valued using the Black-Scholes option valuation model. The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the following table. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted-average fair value for the SARs issued was $8.50 and was estimated using the following weighted-average assumptions:

2009
Expected Life in Years	5.0
Volatility	32.8-38.8
Interest Rate	1.87%
Yield Rate	0.92%

     The fair value of each SAR granted is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions:

	2009	2008
Expected Life in Years	5.0	5.0
Volatility	34%	24%
Interest Rate	1.9%	3.1%
Yield Rate	0.9%	0.6%

     There was approximately $429,000 and $93,000 of compensation expense relating to shares vesting on or before December 31, 2009 and December 31, 2008, respectively, included in salaries, employee benefits and payroll taxes of the Consolidated Statements of Income (Loss). As of December 31, 2009, there was approximately $389,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock awards plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.

     The estimated weighted-average grant-date fair value of SARs granted for the years ended December 31 was as follows:

For the Years Ended December 31,	2009	2008
Exercise price equal to market price on date of grant:
Weighted-average market price	$28.13	$47.88
Weighted-average grant-date fair value	8.50	12.26

     There are no stock options or SARs granted where the exercise price is less than the market price on the date of grant.

8. Income Taxes

     The components of income tax expense (benefit) for the years ended December 31 are summarized as follows:

For the Years Ended December 31,	2009	2008
Current:
Federal	$717,000	$(1,857,000)
State	23,000	24,000
Total	740,000	(1,833,000)
Deferred:
Federal	329,203	(147,097)
State	17,797	(53,903)
Total	347,000	(201,000)
Total	$1,087,000	$(2,034,000)

     For state income tax purposes, ITIC and N-ITIC generally pay only a gross premium tax found in premium and retaliatory taxes in the Consolidated Statements of Income (Loss).

     At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

For the Years Ended December 31,	2009	2008
Deferred income tax assets:
Recorded reserves for claims, net of statutory premium reserves	$612,740	$847,755
Accrued benefits and retirement services	2,122,144	2,568,958
Postretirement benefit obligation	56,605	59,022
Other-than-temporary impairment of assets	459,662	428,609
Reinsurance and commissions payable	2,610	18,263
Allowance for doubtful accounts	505,240	440,980
Net operating loss carryforward	55,000	83,000
AMT	35,000	-
Capital loss carryforward	166,763	-
Excess of book over tax depreciation	99,183	73,594
Other	378,560	260,205
Total	4,493,507	4,780,386
Deferred income tax liabilities:
Net unrealized gain on investments	2,525,717	867,044
Discount accretion on tax-exempt obligations	20,204	18,984
Other	114,379	53,063
Total	2,660,300	939,091
Net deferred income tax assets	$1,833,207	$3,841,295

     At December 31, 2009 and 2008, no valuation allowance was recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these net deferred income tax assets will be realized.

     A reconciliation of income tax as computed for the years ended December 31 at the U.S. federal statutory income tax rate (34%) to income tax expense follows:

For the Years Ended December 31,	2009	2008
Anticipated income tax expense	$2,011,365	$(1,093,712)
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	15,180	15,840
Tax-exempt interest income (net of amortization)	(822,274)	(970,303)
Other, net	(117,271)	14,175
Provision (benefit) for income taxes	$1,087,000	$(2,034,000)

     In accounting for uncertainty in income taxes, the Company is required to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. As a result of the implementation, the Company made a comprehensive review of its uncertain tax positions in accordance with recognition standards. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

     The amount of unrecognized tax benefit or liability may increase or decrease in the future for various reasons, including adding amounts for current tax year positions, expiration of open income tax returns due to the expiration of the applicable statute of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the additions or eliminations of uncertain tax positions.

     The Company’s policy is to report interest and penalties related to unrecognized tax benefits or liabilities in the Consolidated Statements of Income (Loss).

     The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2006.

     The following table sets forth the total amounts of unrecognized tax benefits.

Balance January 1, 2008	$123,605
Additions related to prior years	10,437
Reductions related to prior years	(47,540)
Settlements	-
Balance December 31, 2008	$86,502
Additions related to prior years	52
Reductions related to prior years	(87,646)
Settlements	-
Balance at December 31, 2009	$(1,092)

9. Leases

     The Company leases certain office facilities and equipment under operating leases. Rental expense also includes occasional rental of automobiles. Rent expense totaled approximately $887,000 and $964,000 in 2009 and 2008, respectively. The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009, are summarized as follows:

Year Ended:
2010	$495,814
2011	202,743
2012	56,238
2013	-
2014	-
Total	$754,795

10. Retirement Agreements and Other Postretirement Benefit Plan

     In 2008, the Company adopted a 401(k) savings plan. To participate, individuals must be employed for one full year and work at least 1,000 hours annually. The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution. Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code. Expenses related to the 401(k) were $443,000 and $513,000 for 2009 and 2008, respectively.

     In November 2003, ITIC, a wholly owned subsidiary of the Company, entered into employment agreements with the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer of ITIC. These individuals also serve as the Chief Executive Officer, President and Executive Vice President, respectively, of the Company. The agreements provide compensation and life, health, dental and vision benefits upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control. The agreements provide for annual salaries to be fixed by the Compensation Committee and, among other benefits, required ITIC to make quarterly contributions pursuant to a supplemental executive retirement account on behalf of each executive equal to 22% of the base salary and bonus paid to each during each quarter through September 30, 2008. The obligation to make contributions to the supplemental executive retirement agreements has expired and has been removed from the amended employment agreement effective January 1, 2009. The employment agreements also prohibit each of these executives from competing with ITIC and its parent, subsidiaries and affiliates in the state of North Carolina while employed by ITIC and for a period of two years following termination of their employment.

     In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives. The amount accrued for these agreements at December 31, 2009 and 2008 was approximately $4,826,000 and $6,574,000, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract. These executive contracts are accounted for on an individual contract basis. On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the Internal Revenue Code, and to permit a special 2008 distribution election as permitted under Section 409A. The special distribution election provided that each participant may elect, no later than December 31, 2008, to receive a one-time lump sum distribution on January 15, 2009 of all amounts in the participant’s account. Payouts in January 2009 associated with this distribution were approximately $2,456,000. In addition, the nonqualified deferred compensation agreement was amended and restated to terminate all Company contributions to this plan beginning January 1, 2009. In connection with such termination, the employment agreements were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) Plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) Plan.

     On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The benefits are unfunded. Estimated future benefit payouts expected to be paid for each of the next five years are $3,752 in 2010, $3,976 in 2011, $5,161 in 2012, $6,579 in 2013, $7,199 in 2014 and $71,847 in the next five years thereafter.

     Cost of the Company’s postretirement benefits included the following components:

	2009	2008
Net periodic benefit cost
Service cost – benefits earned during the year	$23,832	$17,335
Interest cost on projected benefit obligation	26,970	19,044
Amortization of unrecognized prior service cost	20,388	20,388
Amortization of unrecognized loss	2,014	-
Net periodic benefit cost at end of year	$73,204	$56,767

     The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net amount in accumulated other comprehensive income is $166,487 ($109,881 net of tax) and $173,594 ($114,573 net of tax) for December 31, 2009 and 2008, respectively, and represents the net unrecognized actuarial losses and unrecognized prior service costs. The effects of the funded status on the Company’s consolidated balance sheets at December 31, 2009 and 2008 are presented in the following table:

	2009	2008
Funded status
Actuarial present value of future benefits:
Fully eligible active employee	$(44,089)	$(41,001)
Non-eligible active employees	(492,657)	(429,648)
Plan assets	-	-
Funded status of accumulated postretirement benefit obligation, recognized in
other liabilities	$(536,746)	$(470,649)

     Development of the accumulated postretirement benefit obligation for the years ended December 31, 2009 and 2008 includes the following:

	2009	2008
Accrued postretirement benefit obligation at beginning of year	$(297,055)	$(240,288)
Service cost – benefits earned during the year	(23,832)	(17,335)
Interest cost on projected benefit obligation	(26,970)	(19,044)
Amortization cost, net	(20,388)	(20,388)
Amortization of loss, net	(2,014)	-
Unrecognized prior service cost	(73,575)	(93,963)
Unrecognized loss	(92,912)	(79,631)
Funded status of accumulated postretirement benefit obligation at end of year	$(536,746)	$(470,649)

     The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

	2009	2008
Balance at beginning of year	$173,594	$92,132
Components of Accumulated Other Comprehensive Income
Unrecognized prior service cost	$(20,388)	$(20,388)
Unrecognized loss	(2,014)	-
Unrecognized gain	15,295	101,850
Balance at end of year	$166,487	$173,594

     For 2010, the amounts in accumulated other comprehensive income, pre-tax, to be recognized as components of net periodic benefit costs are:

Projected
2010
Amortization of unrecognized prior service cost	$20,388
Amortization of unrecognized loss	2,572
Net periodic benefit cost at end of year	$22,960

     Assumed health care cost trend rates do have an effect on the amounts reported for the postretirement benefit obligations. The following illustrates the effects on the net periodic postretirement benefit cost (NPPBC) and the accumulated postretirement benefit obligation (APBO) of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate as of December 31, 2009:

	One-	One-
	Percentage	Percentage
	Point	Point
	Increase	Decrease
1. Net periodic postretirement benefit cost
Effect on the service cost component	$6,304	$(4,792)
Effect on interest cost	6,873	(5,341)
Total effect on the net periodic postretirement benefit cost	$13,177	$(10,133)
2. Accumulated postretirement benefit obligation (including active employees who are not fully eligible)
Effect on those currently receiving benefits (retirees and spouses)	$-	$-
Effect on active fully eligible	2,929	(2,672)
Effect on actives not yet eligible	116,595	(90,209)
Total effect on the accumulated postretirement benefit obligation	$119,524	$(92,881)

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

     The Company’s title insurance and trust subsidiaries are regulated by various federal, state and local governmental agencies and are subject to various audits and inquiries. It is the opinion of management that these audits and inquiries will not have a material impact on the Company’s consolidated financial condition or operations.

Escrows and Like-Kind Exchanges

     As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $19,947,000 and $14,492,000 as of December 31, 2009 and 2008, respectively. These amounts are not considered assets of the Company and are excluded from the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.

     In administering tax-deferred property exchanges, the Company’s subsidiary, ITEC, serves as a qualified intermediary for exchanges, holding the net proceeds from sales transactions from relinquished property to be used for purchase of replacement property. Another Company subsidiary, ITAC, serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $16,518,000 and $88,125,000 as of December 31, 2009 and 2008, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments, including approximately $1 million of auction rate securities, as of December 31, 2009. The Company does not believe the current illiquidity of the ARS will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

12. Statutory Accounting

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities.

     Consolidated capital and surplus on a statutory basis was $87,278,340 and $82,305,151 as of December 31, 2009 and 2008, respectively. Net income (loss) on a statutory basis was $5,180,443 and $(3,148,117) for the twelve months ended December 31, 2009 and 2008.

13. Segment Information

     Consistent with the requirements of reporting segment information, the Company has one reportable segment, title insurance services. The remaining immaterial segments have been combined into a group called “All Other.”

     The title insurance segment primarily issues title insurance policies through approved attorneys from underwriting offices and through independent issuing agents. Title insurance policies insure titles to residential, institutional, commercial and industrial properties.

     Provided below is selected financial information about the Company’s operations by segment for the two years ended December 31, 2009 and 2008:

	Title	All	Intersegment
2009	Insurance	Other	Elimination	Total
Operating revenues	$64,303,556	$4,496,493	$(776,916)	$68,023,133
Investment income	3,155,822	776,454	(149,160)	3,783,116
Net realized loss on investments	(214,627)	(283,462)	-	(498,089)
Total revenues	$67,244,751	$4,989,485	$(926,076)	$71,308,160
Operating expenses	61,843,530	4,393,258	(844,407)	65,392,381
Income before taxes	$5,401,221	$596,227	$(81,669)	$5,915,779
Assets	$109,380,484	$37,047,220	$-	$146,427,704

	Title	All	Intersegment
2008	Insurance	Other	Elimination	Total
Operating revenues	$65,507,644	$4,758,263	$(779,005)	$69,486,902
Investment income	3,576,758	1,063,646	(81,669)	4,558,735
Net realized loss on investments	(2,661,018)	(261,358)	-	(2,922,376)
Total revenues	$66,423,384	$5,560,551	$(860,674)	$71,123,261
Operating expenses	69,901,591	5,217,474	(779,005)	74,340,060
(Loss) Income before taxes	$(3,478,207)	$343,077	$(81,669)	$(3,216,799)
Assets	$102,408,285	$37,449,903	$-	$139,858,188

14. Stockholders’ Equity

     On November 12, 2002, the Company’s Board of Directors amended the Company’s Articles of Incorporation, creating a series of Class A Junior Participating Preferred Stock (the “Class A Preferred Stock”). There are 1,000,000 shares of Preferred Stock authorized and 100,000 of these shares have been designated Class A Junior Participating Preferred Stock. The Class A Preferred Stock is senior to common stock in dividends or distributions of assets upon liquidations, dissolutions or winding up of the Company. Dividends on the Class A Preferred Stock are cumulative and accrue from the quarterly dividend payment date. Each share of Class A Preferred Stock entitles the holder thereof to 100 votes on all matters submitted to a vote of shareholders of the Company. These shares were reserved for issuance under the Shareholder Rights Plan (the “Plan”), which was adopted on November 21, 2002, by the Company’s Board of Directors. Under the terms of the Plan, the Company’s common stock acquired by a person or a group buying 15% or more of the Company’s common stock would be diluted, except in transactions approved by the Board of Directors.

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

15. Concentration of Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company invests its cash and cash equivalents into high credit quality security instruments. Deposits which exceed $250,000 at each institution are not insured by the Federal Deposit Insurance Corporation (“FDIC”). Of the $8.7 million in cash and cash equivalents on the Consolidated Balance Sheets at December 31, 2009, $4.7 million was not insured by the FDIC. Of the $5.2 million in cash and cash equivalents at December 31, 2008, $5.4 million was not insured by FDIC. The total amount not insured in 2008 is higher than cash and cash equivalents due to larger bank than book balances.

     The Company generates a significant amount of title insurance premiums in North Carolina. In 2009 and 2008, North Carolina accounted for 43.6% and 47.9% of total direct title premiums, respectively.

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

     The Company does business with unconsolidated LLCs that it has investments in that are accounted for under the equity method of accounting. These unconsolidated companies are primarily title insurance agencies. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,
Consolidated Balance Sheets	2009	2008
Other investments	$1,305,000	$1,146,000
Premium and fees receivable	545,000	432,000

Financial Statement Classification,
Consolidated Statements of Income (Loss)	2009	2008
Other income	$1,708,000	$1,175,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     An evaluation was performed by the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 for the purpose of providing reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (the “Act”) (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

     During the quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

     Management has assessed, and the Company’s independent registered public accounting firm, Dixon Hughes PLLC, has audited, the Company’s internal control over financial reporting as of December 31, 2009. The unqualified reports of management and Dixon Hughes PLLC thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

     There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote,” “General Information - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Board of Directors and Committees – The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2010. Other information with respect to the executive officers of the Company is included at the end of Part I of this Form 10-K Annual Report under the separate caption “Executive Officers of the Company.”

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2010 and is incorporated by reference in this Form 10-K Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2010 and is incorporated by reference in this Form 10-K Annual Report.

     The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2009. The Company does not have any equity compensation plans that have not been approved by its shareholders.

Equity Compensation Plan Information

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available
	be Issued Upon Exercise	Exercise Price of	for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by
shareholders	117,245	$27.54	382,300
Equity compensation plans not approved by
shareholders	-	-	-
Total	117,245	$27.54	382,300

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independent Directors” set forth in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2010 and is incorporated by reference in this Form 10-K Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information pertaining to principal accountant fees and services is set forth under the caption “Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2010 is incorporated by reference in this Form 10-K Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following financial statements are filed under Item 8 of this Form 10-K Annual Report:
Report of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income (Loss) for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules.

The following is a list of financial statement schedules filed as part of this Form 10-K Annual Report:

Schedule Number	Description
I	Summary of Investments - Other Than Investments in Related Parties
II	Condensed Financial Information of Registrant
III	Supplementary Insurance Information
IV	Reinsurance
V	Valuation and Qualifying Accounts

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
J. Allen Fine, Chairman and Chief Executive Officer
(Principal Executive Officer)

March 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 5th day of March, 2010.

/s/ J. Allen Fine	/s/ R. Horace Johnson
J. Allen Fine, Chairman of the Board and Chief	R. Horace Johnson, Director
Executive Officer
(Principal Executive Officer)

/s/ James A. Fine, Jr.	/s/ H. Joe King, Jr.
James A. Fine, Jr., President, Treasurer and	H. Joe King, Jr., Director
Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ W. Morris Fine	/s/ James R. Morton
W. Morris Fine, Executive Vice President,	James R. Morton, Director
Secretary and Director

/s/ David L. Francis	/s/ A. Scott Parker III
David L. Francis, Director	A. Scott Parker III, Director

/s/ Richard M. Hutson, II
Richard M. Hutson, II, Director

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2009

			Amount at
			which shown in
			the Balance
Type of Investment	Cost (1)	Market Value	Sheet (2)
Fixed Maturities:
Bonds:
States, municipalities & political subs	$70,313,741	$73,011,042	$73,011,042
All other corporate bonds	14,735,742	15,792,144	15,792,144
Short-term investments	20,717,434	20,717,434	20,717,434
Total fixed maturities	105,766,917	109,520,620	109,520,620

Equity Securities:
Common Stocks:
Public Utilities	533,369	736,925	736,925
Banks, trust and insurance companies	137,580	158,274	158,274
Industrial, miscellaneous and all other	7,152,793	10,426,912	10,426,912
Nonredeemable preferred stocks	418,025	532,190	532,190
Total equity securities	8,241,767	11,854,301	11,854,301

Other Investments	1,002,220	1,002,220	1,002,220
Total investments per the consolidated balance sheet	$115,010,904	$122,377,141	$122,377,141

(1)	Fixed maturities are shown at amortized cost and equity securities are shown at original cost
(2)	Bonds of states, municipalities and political subdivisions are shown at amortized cost for held-to-maturity bonds and fair value for available-for-sale bonds. Equity securities are shown at fair value.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
Assets
Cash and cash equivalents	$1,017,465	$1,476,574
Investments in fixed maturities, available-for-sale	18,350,376	13,975,353
Investments in equity securities, available-for-sale	98,640	89,100
Short-term investments	11,396,807	14,391,860
Investments in affiliated companies	63,075,321	55,363,938
Other investments	327,100	470,481
Other receivables	189,070	710,860
Income taxes receivable	437,100	1,054,569
Accrued interest and dividends	172,529	218,070
Property, net	2,805,308	2,914,630
Deferred income taxes, net	98,873	243,298
Total Assets	$97,968,589	$90,908,733

Liabilities and Stockholders’ Equity Liabilities:
Accounts payable and accrued liabilities	$709,512	$1,050,845
Total liabilities	709,512	1,050,845

Stockholders’ Equity:
Class A Junior Participating preferred stock - no par value
(shares authorized 100,000; no shares issued)	-	-
Common stock-no par (shares authorized 10,000,000; 2,285,289 and 2,293,268 shares issued and outstanding 2009 and 2008,
respectively, excluding 291,676 shares for 2009 and
2008 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	92,528,818	88,248,452
Accumulated other comprehensive income	4,730,258	1,609,435
Total stockholders’ equity	97,259,077	89,857,888
Total Liabilities and Stockholders’ Equity	$97,968,589	$90,908,733

See notes to condensed financial statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Revenues:
Investment income-interest and dividends	$740,345	$985,277
Net realized loss on investments	(273,987)	(120,093)
Rental income	735,548	717,044
Miscellaneous income	45,334	37,139
Total	1,247,240	1,619,367
Operating Expenses:
Salaries, employee benefits, and payroll taxes	382,383	320,258
Office occupancy and operations	341,926	356,072
Business development	37,010	46,130
Taxes-other than payroll and income	203,300	155,510
Professional fees	220,066	243,394
Other expenses	87,113	98,236
Total	1,271,798	1,219,600

Equity in Net Income (Loss) of Affiliated Cos.	4,677,337	(1,634,566)
Income (Loss) Before Income Taxes	4,652,779	(1,234,799)
Benefit for Income Taxes	(176,000)	(52,000)
Net Income (Loss)	$4,828,779	$(1,182,799)
Basic Earnings (Loss) per Common Share	$2.11	$(0.50)
Weighted Average Shares Outstanding-Basic	2,291,816	2,364,361
Diluted Earnings (Loss) Per Common Share	$2.10	$(0.50)
Weighted Average Shares Outstanding-Diluted	2,299,429	2,364,361

See notes to condensed financial statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Operating Activities:
Net income (loss)	$4,828,779	$(1,182,799)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (earnings) loss of affiliated companies	(4,677,337)	1,634,566
Depreciation	124,681	124,334
Premium (accretion) amortization, net	(13,801)	12,582
Issuance of common stock in payment of bonuses and fees	-	1,946
Share-based compensation expense related to stock options	33,530	-
Net loss on disposals of property	1,525	-
Net realized loss on investments	273,987	120,093
Benefit for deferred income taxes	(73,000)	(119,000)
Decrease (increase) in receivables	521,790	(419,469)
Decrease in income taxes receivable-current	617,469	200,588
Decrease (increase) in other assets	45,541	(4,002)
(Decrease) increase in accounts payable and accrued liabilities	(341,333)	126,398
Net cash provided by operating activities	1,341,831	495,237
Investing Activities:
Capital contribution to affiliated companies	-	(125,000)
Dividends received from affiliated companies	135,831	5,083,607
Purchases of available-for-sale securities	(1,003,476)	(7,437,280)
Purchases of short-term securities	(19,062)	(2,006,477)
Purchases of and net earnings from other investments	(133,192)	(15,789)
Proceeds from sales and maturities of available-for-sale securities	905,000	10,900,000
Proceeds from sales of short-term securities	3,014,115	736,694
Proceeds from sales and distributions from other investments	2,587	41,250
Purchases of property	(16,884)	-
Transfer of auction rate securities from affiliated companies	(3,708,280)	-
Net cash (used in) provided by investing activities	(823,361)	7,177,005
Financing Activities:
Retirement of common stock	(427,875)	(5,972,043)
Exercise of options	91,873	230,801
Dividends paid (net dividends paid to affiliated company of
$81,669 in 2009 and 2008)	(641,577)	(661,862)
Net cash used in financing activities	(977,579)	(6,403,104)
Net (Decrease) Increase in Cash and Cash Equivalents	(459,109)	1,269,138
Cash and Cash Equivalents, Beginning of Year	1,476,574	207,436
Cash and Cash Equivalents, End of Year	$1,017,465	$1,476,574

Supplemental Disclosures:
Cash Paid (Refunded) During the Year For
Income Taxes (net of refunds)	$(1,045,000)	$(473,000)
Non cash net unrealized (gain) loss on investments, net of deferred tax (provision)
benefit of ($1,658,674) and $987,103 for 2009 and 2008, respectively	$(3,116,134)	$1,872,812

See notes to condensed financial statements.

SCHEDULE II

INVESTORS TITLE COMPANY AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1.	The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Investors Title Company and Subsidiaries.

2.	Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2009	2008
Investors Title Insurance Company, net*	$-	$4,928,607
Investors Title Accommodation Corporation	-	5,000
Investors Title Management Services, Inc.	110,000	-
Investors Title Capital Management Corporation	37,500	35,000
Investors Title Commercial Agency	70,000	115,000
	$217,500	$5,083,607

*	Total dividends of $0 and $5,010,276 paid to the Parent Company in 2009 and 2008, netted with dividends of $81,669 received from the Parent in 2009 and 2008.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

		Future
		Policy		Other
		Benefits		Policy			Benefit
	Deferred	Losses,		Claims			Claims,	Amortization of
	Policy	Claims and		and		Net	Losses and	Deferred Policy	Other
	Acquisition	Loss	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Cost	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
Year Ended December 31, 2009
Title Insurance	-	$39,490,000	-	$319,625	$62,155,251	$3,074,153	$8,465,123	-	$52,687,501	N/A
All Other	-	-	-	-	-	708,963	-	-	4,239,757	N/A
	-	$39,490,000	-	$319,625	$62,155,251	$3,783,116	$8,465,123	-	$56,927,258

Year Ended December 31, 2008
Title Insurance	-	$39,238,000	-	$467,388	$63,662,187	$3,495,088	$15,206,637	-	$54,019,867	N/A
All Other	-	-	-	-	-	1,063,647	-	-	5,113,556	N/A
	-	$39,238,000	-	$467,388	$63,662,187	$4,558,735	$15,206,637	-	$59,133,423

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Assumed
		Ceded to	from		Percentage of
	Gross	Other	Other		Amount Assumed
	Amount	Companies	Companies	Net Amount	to Net
Year Ended December 31, 2009
Title Insurance	$62,239,124	$95,523	$11,650	$62,155,251	0.02%

Year Ended December 31, 2008
Title Insurance	$63,770,383	$275,089	$166,893	$63,662,187	0.26%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

		Additions	Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other Accounts	Deductions –		Balance at
Description	Period	Expenses	– Describe	Describe*		End of Period
2009
Premium Receivable
Valuation Provision	$1,297,000	$7,981,290	$ -	$(7,792,290)	(a)	$1,486,000
Reserves for Claims	$39,238,000	$8,465,123	$ -	$(8,213,123)	(b)	$39,490,000

2008
Premium Receivable
Valuation Provision	$2,170,000	$7,397,511	$ -	$(8,270,511)	(a)	$1,297,000
Reserves for Claims	$36,975,000	$15,206,637	$ -	$(12,943,637)	(b)	$39,238,000

(a)	Cancelled premiums
(b)	Payments of claims, net of recoveries

INDEX TO EXHIBITS

Exhibit
Number	Description
3(i)	Articles of Incorporation dated January 22, 1973, incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3(ii)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973, incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3(iii)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987, incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3(iv)	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3(iii) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

3(v)	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3(iv) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

3(vi)	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated November 12, 2007

4	Rights Agreement, dated as of November 12, 2002, between Investors Title Company and Central Carolina Bank, a division of National Bank of Commerce, incorporated by reference to Exhibit 1 to Form 8-A filed November 15, 2002

10(i)*	1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(viii) to Form 10-K for the year ended December 31, 1996

10(ii)*	Form of Nonqualified Stock Option Agreement to Non-employee Directors dated May 13, 1997 under the 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(ix) to Form 10-Q for the quarter ended June 30, 1997

10(iii)*	Form of Nonqualified Stock Option Agreement under 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(x) to Form 10-K for the year ended December 31, 1997

10(iv)*	Form of Incentive Stock Option Agreement under 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(xi) to Form 10-K for the year ended December 31, 1997

10(v)*	Form of Amendment to Incentive Stock Option Agreement between Investors Title Company and George Abbitt Snead incorporated by reference to Exhibit 10(xii) to Form 10-Q for the quarter ended June 30, 2000

10(vi)*	2001 Stock Option and Restricted Stock Plan, as amended and restated effective May 17, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 23, 2006

10(vii)*	Form of Nonqualified Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended March 31, 2006

10(viii)*	Form of Nonqualified Stock Option Agreement to Non-employee Directors under the 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(ii) to Form 10-Q for the quarter ended March 31, 2006

10(ix)*	Form of Incentive Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(iii) to Form 10-Q for the quarter ended March 31, 2006

10(x)*	Form of Stock Appreciation Right Award Agreement under 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 23, 2006

10(xi)*	Form of Investors Title Company Stock Appreciation Rights Agreement under 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2009

10(xii)*	Amended and Restated Employment Agreement effective January 1, 2009 for J. Allen Fine, incorporated by reference to Exhibit 10(vii) to Form 10-K for the year ended December 31, 2008

10(xiii)*	Amended and Restated Employment Agreement effective January 1, 2009 for James A. Fine, Jr., incorporated by reference to Exhibit 10(viii) to Form 10-K for the year ended December 31, 2008

10(xiv)*	Amended and Restated Employment Agreement effective January 1, 2009 for W. Morris Fine, incorporated by reference to Exhibit 10(ix) to Form 10-K for the year ended December 31, 2008

10(xv)*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for J. Allen Fine, incorporated by reference to Exhibit 10(x) to Form 10-K for the year ended December 31, 2008

10(xvi)*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for James A. Fine, Jr., incorporated by reference to Exhibit 10(xi) to Form 10-K for the year ended December 31, 2008

10(xvii)*	Death Benefit Plan Agreement effective January 1, 2009 for W. Morris Fine, incorporated by reference to Exhibit 10(xii) to Form 10-K for the year ended December 31, 2008

10(xviii)*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009, incorporated by reference to Exhibit 10(xiii) to Form 10-K for the year ended December 31, 2008

10(xix)*	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009, incorporated by reference to Exhibit 10(xiv) to Form 10-K for the year ended December 31, 2008

10(xx)*	2009 Stock Appreciation Right Plan, incorporated by reference to Appendix A to the Company’s Proxy Statement dated May 26, 2009

21	Subsidiaries of Registrant, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

* - Management contract or compensatory plan or arrangement.