Form 10-Q
period 2010-03-31
INVESTORS TITLE CO
filed 2010-04-30
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	X
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___    No   X

As of April 14, 2010, there were 2,285,606 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(Unaudited)

	March 31, 2010	December 31, 2009

Assets
Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2010: $0; 2009: $2,000)	$-	$2,000
Available-for-sale, at fair value (amortized cost: 2010: $87,717,931; 2009: $85,047,483)	91,357,127	88,801,186
Equity securities, available-for-sale, at fair value (cost: 2010: $9,202,161; 2009: $8,241,767)	13,287,540	11,854,301
Short-term investments	20,095,531	20,717,434
Other investments	2,196,660	2,307,220
Total investments	126,936,858	123,682,141

Cash and cash equivalents	4,521,474	8,733,221
Premiums and fees receivable, less allowance for doubtful accounts of
$1,161,000 and $1,486,000 for 2010 and 2009, respectively	4,448,951	5,170,476
Accrued interest and dividends	956,860	1,122,806
Prepaid expenses and other assets	1,747,437	1,815,653
Property acquired in settlement of claims	158,129	175,476
Property, net	3,824,017	3,894,724
Current income taxes receivable	706,026	-
Deferred income taxes, net	1,085,707	1,833,207

Total Assets	$144,385,459	$146,427,704

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims	$38,830,000	$39,490,000
Accounts payable and accrued liabilities	8,188,773	9,008,337
Current income taxes payable	-	670,290
Total liabilities	47,018,773	49,168,627

Commitments and Contingencies

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000;
2,285,486 and 2,285,289 shares issued and outstanding as of March 31, 2010 and
December 31, 2009, respectively, excluding 291,676 shares for 2010 and 2009
of common stock held by the Company's subsidiary)	1	1
Retained earnings	92,396,850	92,528,818
Accumulated other comprehensive income	4,969,835	4,730,258
Total stockholders' equity	97,366,686	97,259,077

Total Liabilities and Stockholders' Equity	$144,385,459	$146,427,704

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
Revenues:
Underwriting income:
Premiums written	$11,829,821	$16,410,597
Less-premiums for reinsurance ceded	43,519	777
Net premiums written	11,786,302	16,409,820
Investment income - interest and dividends	906,622	989,635
Net realized gain (loss) on investments	25,150	(299,937)
Other	979,337	1,582,891
Total Revenues	13,697,411	18,682,409

Operating Expenses:
Commissions to agents	5,599,451	7,532,209
Provision for claims	1,312,404	2,047,126
Salaries, employee benefits and payroll taxes	4,484,312	5,138,176
Office occupancy and operations	1,088,405	1,098,582
Business development	274,296	262,817
Filing fees and taxes, other than payroll and income	145,422	157,051
Premium and retaliatory taxes	300,946	367,262
Professional and contract labor fees	365,078	314,699
Other	111,682	(14,476)
Total Operating Expenses	13,681,996	16,903,446

Income Before Income Taxes	15,415	1,778,963

(Benefit) Provision For Income Taxes	(2,000)	344,000

Net Income	$17,415	$1,434,963

Basic Earnings Per Common Share	$0.01	$0.63

Weighted Average Shares Outstanding - Basic	2,285,134	2,293,951

Diluted Earnings Per Common Share	$0.01	$0.62

Weighted Average Shares Outstanding - Diluted	2,295,164	2,296,041

Cash Dividends Paid Per Common Share	$0.07	$0.07

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

				Accumulated
	Common Stock		Retained	Other Comprehensive	Total Stockholders'
	Shares	Amount	Earnings	Income	Equity

Balance, January 1, 2009	2,293,268	$1	$88,248,452	$1,609,435	$89,857,888
Net income			1,434,963		1,434,963
Dividends ($.07 per share)			(160,588)		(160,588)
Stock options exercised	850		10,606		10,606
Share-based compensation expense			159,361		159,361
Amortization related to postretirement health benefits				3,695	3,695
Net unrealized gain on investments, net of tax				213,236	213,236

Balance, March 31, 2009	2,294,118	$1	$89,692,794	$1,826,366	$91,519,161

Balance, January 1, 2010	2,285,289	$1	$92,528,818	$4,730,258	$97,259,077
Net income			17,415		17,415
Dividends ($.07 per share)			(159,977)		(159,977)
Stock options exercised	2,375		28,807		28,807
Share-based compensation expense			55,169		55,169
Repurchase of shares	(2,178)		(73,382)		(73,382)
Amortization related to postretirement health benefits				3,788	3,788
Net unrealized gain on investments, net of tax				235,789	235,789

Balance, March 31, 2010	2,285,486	$1	$92,396,850	$4,969,835	$97,366,686

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Operating Activities:
Net income	$17,415	$1,434,963
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	135,023	210,916
Amortization on investments, net	83,326	72,070
Amortization of prior service cost	5,740	5,599
Share-based compensation expense related to stock options	55,169	159,361
(Benefit) allowance for doubtful accounts on premiums receivable	(325,000)	237,000
Net loss on disposals of property	-	11,536
Net realized (gain) loss on investments	(25,150)	299,937
Net loss (earnings) from other investments	30,389	(424,470)
Provision for claims	1,312,404	2,047,126
Provision for deferred income taxes	623,000	916,000
Changes in assets and liabilities:
Decrease (increase) in receivables and other assets	1,250,485	(1,756,291)
(Increase) decrease in current income taxes receivable	(706,026)	230,980
Decrease in accounts payable and accrued liabilities	(819,564)	(3,248,192)
Decrease in current income taxes payable	(670,290)	-
Payments of claims, net of recoveries	(1,972,404)	(2,297,126)
Net cash used in operating activities	(1,005,483)	(2,100,591)

Investing Activities:
Purchases of available-for-sale securities	(7,227,517)	(2,280,404)
Purchases of short-term securities	(4,875,327)	(616,196)
Purchases of other investments	(1,144)	(96,255)
Proceeds from sales and maturities of available-for-sale securities	3,609,045	3,977,480
Proceeds from maturities of held-to-maturity securities	2,000	5,000
Proceeds from sales and maturities of short-term securities	5,497,230	639,901
Proceeds from sales and distributions of other investments	58,317	289,142
Purchases of property	(64,316)	(500)
Net cash (used in) provided by investing activities	(3,001,712)	1,918,168

Financing Activities:
Repurchases of common stock, net	(73,382)	-
Exercise of options	28,807	10,606
Dividends paid	(159,977)	(160,588)
Net cash used in financing activities	(204,552)	(149,982)

Net Decrease in Cash and Cash Equivalents	(4,211,747)	(332,405)
Cash and Cash Equivalents, Beginning of Period	8,733,221	5,155,046
Cash and Cash Equivalents, End of Period	$4,521,474	$4,822,641

Supplemental Disclosures:
Cash Paid (Received) During the Period for:
Income taxes, (refunds) payments, net	$752,000	$(803,000)

Non cash net unrealized gain on investments, net of deferred tax provision of ($122,548) and ($121,855) for 2010 and 2009,
respectively	$(235,789)	$(213,236)

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the "Notes to Consolidated Financial Statements" of Investors Title Company’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2009 for a complete description of the Company’s significant accounting policies.

Principles of Consolidation – The accompanying unaudited consolidated financial statements include the accounts and operations of Investors Title Company and its subsidiaries (Investors Title Insurance Company, National Investors Title Insurance Company, Investors Title Exchange Corporation, Investors Title Accommodation Corporation, Investors Title Management Services, Inc., Investors Title Commercial Agency, LLC, Investors Capital Management Company, and Investors Trust Company), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Use of Estimates and Assumptions – The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions used.

Reclassification - Certain 2009 amounts have been reclassified to conform to the 2010 classifications.  These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Subsequent Events - The Company has evaluated and concluded that there were no material subsequent events requiring adjustment to or disclosure in its consolidated financial statements.

Recently Issued Accounting Standards – In February 2010, the Financial Accounting Standards Board (“FASB”) updated the reporting requirements for subsequent events to no longer include a date through which events have been evaluated.  This update was effective immediately and did not have an impact on the Company’s financial condition or results of operations.

In January 2010, the FASB updated the requirements for fair value measurements and disclosures to provide for additional disclosure related to transfers in and out of securities valuation hierarchy Levels 1 and 2, and to require companies to present Level 3 securities purchases, sales, issuances and settlement on a gross rather than net basis. Refer to Note 7 for a discussion of valuation hierarchy levels. The new disclosures are clarifications of existing disclosures and are effective for interim and annual reporting periods beginning after December 15, 2009, except that the disclosures requiring the presentation of Level 3 securities trading activity on a gross basis are effective for fiscal years beginning after December 15, 2010. This update did not have an impact on the Company’s financial condition or results of operations.

In June 2009, the FASB changed the methodology used to determine whether or not an entity is a primary beneficiary with respect to a variable interest entity and introduced a requirement to reassess on an ongoing basis whether an entity is the primary beneficiary of a variable interest entity. This update was implemented January 1, 2010, and did not have an impact on the Company’s financial condition or results of operations.   As a result of this update, the Company evaluated its investments in entities in which it has an equity ownership, and determined that the Company is not the primary beneficiary in any of these entities. Accordingly, these entities have not been consolidated because the Company does not have a controlling ownership in any of the companies, there are no disproportionate voting rights, it is not the responsibility of the Company to ensure the entities operate as intended and there are no requirements to provide for additional funding in the event of losses.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the three months ended March 31, 2010 and the year ended December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Balance, beginning of period	$39,490,000	$39,238,000
Provision, charged to operations	1,312,404	8,465,123
Payments of claims, net of recoveries	(1,972,404)	(8,213,123)
Ending balance	$38,830,000	$39,490,000

The total reserve for all reported and unreported losses the Company incurred through March 31, 2010 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under policies issued through March 31, 2010.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and incurred but not reported claims (“IBNR”), follows:

	March 31, 2010%		December 31, 2009%
Known title claims	$7,302,672	18.8	$6,398,623	16.2
IBNR	31,527,328	81.2	33,091,377	83.8
Total loss reserves	$38,830,000	100.0	$39,490,000	100.0

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

Total comprehensive income for the three months ended March 31, 2010 and 2009 was $256,992 and $1,651,894, respectively.  Other comprehensive income is comprised of unrealized gains or losses on the Company’s available-for-sale securities, net of tax and amortization of prior service cost and unrealized gains and losses in net periodic benefit costs related to postretirement health care liabilities, net of tax.

Note 4 - Earnings Per Common Share and Share Awards

Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents includes the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, the exercise price of a share-based award, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share-based awards are exercised are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method, were 10,030 and 2,090 for March 31, 2010, and 2009, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	2010	2009
Net income	$17,415	$1,434,963
Weighted average common shares outstanding - Basic	2,285,134	2,293,951
Incremental shares outstanding assuming
the exercise of dilutive stock options and SARs (share settled)	10,030	2,090
Weighted average common shares outstanding - Diluted	2,295,164	2,296,041
Basic earnings per common share	$.01	$.63
Diluted earnings per common share	$.01	$.62

There were 10,500 and 14,200 shares excluded from the computation of diluted earnings per share for the periods ended March 31, 2010 and 2009, respectively, because these shares were anti-dilutive due to related share-based awards being out-of-the-money.

The Company has adopted employee stock award plans (the "Plans") under which restricted stock, and options or stock appreciation rights (“SARs”) to purchase shares (not to exceed 500,000 shares) of the Company's stock may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant.  SARs and options (which have predominantly been incentive stock options) awarded under the Plans thus far are exercisable and vest immediately or within one year or at 10% to 20% per year beginning on the date of grant and generally expire in five to ten years.  All SARs issued to date have been share settled only.  There have not been any SARs exercised in 2010, 2009, 2008 or 2007.

A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2008	60,480	$22.77	4.11	$1,377,390
SARs granted	3,000	47.88
Options exercised	(12,360)	18.67
Options/SARs cancelled/forfeited/expired	(4,050)	29.96
Outstanding as of December 31, 2008	47,070	$24.83	3.67	$666,079
SARs granted	78,000	28.13
Options exercised	(5,775)	15.91
Options/SARs cancelled/forfeited/expired	(2,050)	20.61
Outstanding as of December 31, 2009	117,245	$27.54	5.10	$541,543
SARs granted	-	-
Options exercised	(2,375)	12.13
Options/SARs cancelled/forfeited/expired	-	-
Outstanding as of March 31, 2010	114,870	$27.85	4.95	$815,511

Exercisable as of March 31, 2010	81,995	$27.96	4.68	$605,180

Unvested as of March 31, 2010	32,875	$27.59	5.61	$210,331

There was approximately $55,000 and $159,000 of compensation expense relating to SARs or options vesting on or before March 31, 2010 and 2009, respectively, included in salaries, employee benefits and payroll taxes in the consolidated statements of income.  As of March 31, 2010, there was approximately $334,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2010 and 2009:

	Title	All	Intersegment
2010	Insurance	Other	Elimination	Total
Operating revenues	$11,933,906	$1,028,377	$(196,644)	$12,765,639
Investment income	770,187	156,852	(20,417)	906,622
Net realized gain (loss) on investments	43,803	(18,653)	-	25,150
Total revenues	$12,747,896	$1,166,576	$(217,061)	$13,697,411
Operating expenses	12,665,830	1,212,810	(196,644)	13,681,996
Income (loss) before taxes	$82,066	$(46,234)	$(20,417)	$15,415
Assets	$102,709,649	$41,675,810	$-	$144,385,459

	Title	All	Intersegment
2009	Insurance	Other	Elimination	Total
Operating revenues	$17,062,638	$1,121,902	$(191,829)	$17,992,711
Investment income	808,519	201,533	(20,417)	989,635
Net realized loss on investments	(126,295)	(173,642)	-	(299,937)
Total revenues	$17,744,862	$1,149,793	$(212,246)	$18,682,409
Operating expenses	16,177,299	917,976	(191,829)	16,903,446
Income before taxes	$1,567,563	$231,817	$(20,417)	$1,778,963
Assets	$100,578,468	$37,442,801	$-	$138,021,269

Note 6 – Retirement Agreements and Other Postretirement Benefits

On November 17, 2003, the Company’s subsidiary, Investors Title Insurance Company entered into employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement totaling $4,947,000 and $4,826,000 as of March 31, 2010 and December 31, 2009, respectively.  The executive employee benefits include health insurance, dental, vision and life insurance. The benefits are unfunded.  The following sets forth the net periodic benefits cost for the executive benefits for the quarters ended March 31, 2010 and 2009:

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Service cost – benefits earned during the year	$6,424	$5,958
Interest cost on the projected benefit obligation	7,689	6,743
Amortization of unrecognized prior service cost	5,097	5,097
Amortization of unrecognized loss	643	502
Net periodic benefit cost	$19,853	$18,300

Note 7 - Fair Value Measurement

Valuation Hierarchy.  The FASB has established a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value of financial assets and liabilities, such as securities. This hierarchy categorizes the inputs into three broad levels as follows.  Level 1 inputs to the valuation methodology are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of March 31, 2010 and December 31, 2009.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

Available-for-sale securities	Carrying Balance	Level 1	Level 2	Level 3
March 31, 2010
Fixed maturities	$91,357,127	$-	$81,386,616	$9,970,511
Equity	13,287,540	13,287,540	-	-
Total	$104,644,667	$13,287,540	$81,386,616	$9,970,511
December 31, 2009
Fixed maturities	$88,801,186	$-	$78,703,391	$10,097,795
Equity	11,854,301	11,854,301	-	-
Total	$100,655,487	$11,854,301	$78,703,391	$10,097,795

There were no transfers into or out of Levels 1 and 2 during the period.  The following table presents a reconciliation of the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined for the period ended March 31, 2010 and the year ended December 31, 2009:

Changes in fair value during the period ended:	2010	2009
Beginning balance at January 1	$10,097,795	$7,596,920
Transfers into Level 3	-	3,708,280
Redemptions	(100,000)	(1,200,000)
Unrealized loss - included in other comprehensive income	(27,284)	(7,405)
Ending balance	$9,970,511	$10,097,795

Certain investments are measured at estimated fair value on a non-recurring basis, such as investments that are impaired during the period and recorded at estimated fair value in the financial statements as of or during the periods ended March 31, 2010 and December 31, 2009.  The following table summarizes the corresponding estimated fair value hierarchy of such investments at March 31, 2010 and December 31, 2009 and the related impairments recognized.

March 31, 2010	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investment	Fair Value	Yes	$-	$-	$-	$-	$(22,998)
Total cost method investments			$-	$-	$-	$-	$(22,998)

December 31, 2009
Cost method investment	Fair Value	Yes	$-	$-	$72,534	$72,534	$(254,373)
Total cost method investments			$-	$-	$72,534	$72,534	$(254,373)

Valuation Techniques.  A financial instrument’s classification within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement – consequently, if there are multiple significant valuation inputs that are categorized in different levels of the hierarchy, the instrument’s hierarchy level is the lowest level within which any significant input falls.

Equity securities are measured at fair value using quoted active market prices and are classified within Level 1 of the valuation hierarchy.

The Level 2 category generally includes corporate bonds, U.S. government corporations and agency bonds and municipal bonds.  The fair value of fixed maturity investments included in the Level 2 category was based on the market values obtained from pricing services.  A number of the Company’s investment grade corporate bonds are frequently traded in active markets and traded market prices for these securities existed at March 31, 2010.  However, these securities were classified as Level 2 at March 31, 2010, because the third party pricing services from which the Company has obtained fair values for such instruments also use valuation models, which use observable market inputs, in addition to traded prices.  Substantially all of these assumptions are observable in the marketplace or can be derived or supported by observable market data.

The Company’s investments in student loan auction rate securities (“ARS”) are its only Level 3 assets, because quoted prices from broker-dealers were unavailable due to the failure of auctions.  Valuations using discounted cash flow models were used to determine the estimated fair value of these investments as of March 31, 2010 and December 31, 2009.  Some of the inputs to this model are unobservable in the market and are significant.

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

Note 8 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$72,171,835	$3,270,957	$657,905	$74,784,887
Corporate debt securities	15,546,096	1,056,079	29,935	16,572,240
Total	$87,717,931	$4,327,036	$687,840	$91,357,127
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$9,202,161	$4,151,625	$66,246	$13,287,540
Total	$9,202,161	$4,151,625	$66,246	$13,287,540
Short-term investments-
Certificates of deposit and other	$20,095,531	$-	$-	$20,095,531
Total	$20,095,531	$-	$-	$20,095,531

December 31, 2009
Fixed Maturities-
Held-to-maturity, at amortized cost-
Obligations of states and political subdivisions	$2,000	$-	$-	$2,000
Total	$2,000	$-	$-	$2,000
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$70,311,741	$3,373,339	$676,038	$73,009,042
Corporate debt securities	14,735,742	1,056,402	-	15,792,144
Total	$85,047,483	$4,429,741	$676,038	$88,801,186
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$8,241,767	$3,643,832	$31,298	$11,854,301
Total	$8,241,767	$3,643,832	$31,298	$11,854,301
Short-term investments-
Certificates of deposit and other	$20,717,434	$-	$-	$20,717,434
Total	$20,717,434	$-	$-	$20,717,434

The fair value of debt and equity securities was determined primarily using estimated market prices obtained from independent third party pricing services and quoted market prices.

The scheduled maturities of fixed maturity securities at March 31, 2010 were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$5,119,316	$5,242,385	$-	$-
Due after one year through five years	28,423,470	30,105,431	-	-
Due five years through ten years	37,261,396	39,049,753	-	-
Due after ten years	16,913,749	16,959,558	-	-
Total	$87,717,931	$91,357,127	$-	$-

Gross realized gains and losses on securities for the three months ended March 31 are summarized as follows:

	2010	2009

Gross realized gains:
Obligations of states and political subdivisions	$19,927	$-
Common stocks and nonredeemable preferred stocks	78,382	72,917
Total	98,309	72,917
Gross realized losses:
Obligations of states and political subdivisions	$-	$-
Common stocks and nonredeemable preferred stocks	(2,612)	(202,203)
Total	(2,612)	(202,203)
Net realized gain (loss)	$95,697	$(129,286)

Realized gains and losses are determined on the specific identification method.  Also included in net realized gain (loss) on sales and impairments of other investments and other assets in the consolidated statements of income for the three months ended March 31, 2010 and 2009 is ($70,547) and ($170,651) of losses from other investments, respectively.

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2010 and December 31, 2009.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
Auction rate securities	$-	$-	$7,184,410	$(604,659)	$7,184,410	$(604,659)
Obligations of states and political subdivisions	5,730,108	(59,716)	-	-	5,730,108	(59,716)
Corporate debt securities	2,284,871	(23,465)	-	-	2,284,871	(23,465)
Total Fixed Income Securities	$8,014,979	$(83,181)	$7,184,410	$(604,659)	$15,199,389	$(687,840)
Equity Securities	733,898	(45,183)	266,098	(21,063)	999,996	(66,246)
Total temporarily impaired securities	$8,748,877	$(128,364)	$7,450,508	$(625,722)	$16,199,385	$(754,086)

December 31, 2009
Auction rate securities	$-	$-	$7,283,395	$(588,335)	$7,283,395	$(588,335)
Obligations of states and political subdivisions	4,343,398	(87,703)	-	-	4,343,398	(87,703)
Total Fixed Income Securities	$4,343,398	$(87,703)	$7,283,395	$(588,335)	$11,626,793	$(676,038)
Equity Securities	494,367	(15,284)	285,874	(16,014)	780,241	(31,298)
Total temporarily impaired securities	$4,837,765	$(102,987)	$7,569,269	$(604,349)	$12,407,034	$(707,336)

As of March 31, 2010, the Company held $15,199,389 in fixed maturity securities with unrealized losses of $687,840.  As of December 31, 2009, the Company held $11,626,793 in fixed maturity securities with unrealized losses of $676,038.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity income securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired at March 31, 2010.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macroeconomic changes.  A total of 38 and 31 securities had unrealized losses at March 31, 2010 and December 31, 2009, respectively.  Reviews of the values of securities are inherently uncertain, and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.

Note 9 – Commitments and Contingencies

The Company and its subsidiaries are involved in routine legal proceedings that are incidental to their business. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings, will not, in the aggregate, be material to the Company’s consolidated financial condition or operations.

                The Company’s title insurance and trust subsidiaries are regulated by various federal, state and local governmental agencies and are subject to various audits and inquiries. It is the opinion of management based on its present expectations that these audits and inquiries will not have a material impact on the Company’s consolidated financial condition or operations.

As a service to its customers, the Company, through Investors Title Insurance Company (“ITIC”), administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.  However, the Company remains contingently liable for the disposition of these deposits.

In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $10,333,000 and $16,518,000 as of March 31, 2010 and December 31, 2009, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. These like-kind exchange funds are primarily invested in money market and other short-term investments, including approximately $950,000 at cost of auction rate securities (“ARS”), as of March 31, 2010. The Company does not believe the current illiquidity of the ARS will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

Contingent Gain
The Company has incurred and paid claims of approximately $1,667,000 related to a defalcation that occurred during the fourth quarter of 2008 for which it owns rights of reimbursement through a fidelity bond.  The Company filed a claim against its fidelity bond and anticipates that it will be reimbursed in an amount ranging from $942,000 to $1,567,000, net of deductible.  The fidelity bond underwriter has currently offered the Company a payment of approximately $942,000 as partial payment of the claim.  There are approximately $625,000 in pending claims that still need to be finalized.  As of March 31, 2010, the partial payment had not been paid to the Company and no accrual had been recorded, as the partial settlement arrangement had not been finalized.

Note 10 – Related Party Transactions

The Company does business with unconsolidated LLCs that it has investments in that are accounted for under the equity method of accounting. These unconsolidated companies are primarily title insurance agencies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets	As of March 31, 2010	As of December 31, 2009
Other investments	$1,225,000	$1,305,000
Premiums and fees receivable	507,000	545,000

	For the Three Months Ended
Financial Statement Classification, Consolidated Statements of Income	March 31, 2010	March 31, 2009
Net premiums written	$2,102,000	$3,717,000
Other income	106,000	551,000

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2009 Annual Report on Form 10-K should be read in conjunction with the following discussion since it contains important information for evaluating the Company's operating results and financial condition.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("N-ITIC").  Operating revenues from the title segment accounted for 93.5% of the Company’s operating revenues in the first quarter of 2010. Through ITIC and N-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

Volume is a factor in the Company's profitability due to the existence of fixed operating costs.  These expenses will be incurred by the Company regardless of the level of premiums written. The resulting operating leverage has historically tended to amplify the impact of changes in volume on the Company’s profitability.  The Company’s profitability also depends, in part, upon its ability to manage its investment portfolio to maximize investment returns and minimize risks such as interest rate changes, defaults and impairments of assets.

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

Other Services:  Operating divisions not required to be reported separately are reported in a category called All Other.  Other services include those offered by the parent holding company and by its smaller wholly owned subsidiaries, Investors Title Exchange Corporation (“ITEC”), Investors Title Accommodation Corporation (“ITAC”), Investors Trust Company ("Investors Trust"), Investors Capital Management Company (“ICMC”) and Investors Title Management Services, Inc. (“ITMS”).

The Company’s exchange services division provides customer services in connection with tax-deferred real property exchanges through its subsidiaries.  ITEC serves as a qualified intermediary in like-kind exchanges of real or personal property under Section 1031 of the Internal Revenue Code of 1986, as amended.  In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period.  ITAC serves as exchange accommodation titleholder in reverse exchanges.  An exchange accommodation offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.

In conjunction with Investors Trust, ICMC provides investment management and trust services to individuals, companies, banks and trusts.  ITMS offers consulting services to clients.

Business Trends and Recent Conditions

During the real estate boom, many lenders loosened their underwriting guidelines, particularly in the sub prime loan market.  These lower underwriting standards, when combined with new methods of financing loans created a supply of inexpensive credit which led to a build up in mortgage loans to high risk borrowers.  As a result, there has been a substantial increase in loan defaults and mortgage foreclosures during the downturn in the U.S. economy.  Lenders are now returning to stricter loan underwriting standards, which results in lower overall loan volume.  Moreover, the depressed economy has contributed to lower levels of new home purchases, which also negatively affects loan volume.  This lower loan volume has, in turn, resulted in a lower level of title premiums generated in the marketplace.

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

Steps taken by the U.S. government to provide economic stimulus during the past year generally had a positive effect on the Company’s sales of title insurance.  Under the Home Affordable Refinance Program, certain homeowners were able to get refinancing loans.  The Economic Stimulus Bill included an $8,000 tax credit available for certain first time home buyers for the purchase of a principal residence on or after January 1, 2009.  On November 5, 2009, Congress approved an extension of the first-time homebuyer credit to persons who sign a binding purchase contact by April 30, 2010 and close on the purchase of the residence by June 30, 2010.  This law also expanded the program to provide a $6,500 homebuyer credit for buyers who have owned their current home at least five years.

The low level in mortgage interest rates spurred refinancing during the first quarter of 2009, although refinance levels have declined substantially in the first quarter of 2010.  According to data published by Freddie Mac, the quarterly average 30-year fixed mortgage interest rate in the United States decreased to 5.00% for the quarter ended March 31, 2010, compared with 5.06% for the quarter ended March 31, 2009.

Historically, activity in real estate markets has varied over the course of market cycles in response to evolving economic factors.  The Company anticipates that current market conditions, including an elevated pace of foreclosures, weak home sales, falling home prices, declining commercial real estate prices and tight loan underwriting standards, will be primary influences on the Company’s operations until further stabilization occurs.  Absent unexpected declines in interest rate levels, management believes the volume of refinance loan volume will likely return to historical levels.  Additionally, the Company is monitoring conditions in the commercial real estate market which is widely believed to be subject to a surge in loan failures over the next few years.  Such an increase in loan failures could impact the Company in different manners, including an increase in claim volume.  Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company’s consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments.  Actual results could differ from these estimates.  During the quarter ended March 31, 2010, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”).

Results of Operations

For the quarter ended March 31, 2010, net premiums written decreased 28.2% to $11,786,302, investment income decreased 8.4% to $906,622, total revenues decreased 26.7% to $13,697,411 and net income decreased approximately $1,400,000 to $17,415, all compared with the same quarter in 2009.  Both net income per basic and diluted common share decreased 98.4% to $0.01, compared with the same prior year period.

Net operating results for the quarter ended March 31, 2010 were primarily impacted by a decline in premium volume, partially offset by a reduction in expenses.  Total revenues for 2010 decreased 26.7%, while total operating expenses for 2010 decreased 19.1%, contributing to a lower profit margin.

Operating revenues: Operating revenues include net premiums written plus other fee income and exchange services income. Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately following operating revenues.

Title Orders:  The volume of title orders issued decreased 30.5% in the first quarter of 2010 to 41,268 compared with 59,370 title orders in the same period in 2009.  The Company believes that the weak housing market and the decrease in refinancing activity were the primary reasons for the decline in net premiums written and order counts.

Title insurance companies typically issue title insurance policies directly through branch offices or through title agencies.  Following is a breakdown between branch and agency premiums for the quarters ended March 31:
	2010	%	2009	%
Branch	$3,749,800	31.8	$6,043,004	36.8
Agency	8,036,502	68.2	10,366,816	63.2
Total	$11,786,302	100	$16,409,820	100

Branch Office Net Premiums:  In the Company’s branch operations, the title insurer issues the insurance policy and the Company retains the entire premium as no commissions are paid in connection with branch transactions.  Net premiums written from branch operations decreased 37.9% for the quarter ended March 31, 2010, as compared with the prior year quarter. The decrease in 2010 primarily reflects the downturn in the real estate market and a decline in mortgage refinancing.  Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina and, as a result, branch net premiums written primarily represent North Carolina business.

Agency Net Premiums:  Agents retain the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  The increase in the percentage of total premiums written by agencies in 2010 is primarily due to the Company’s mix of business shifting more to agency business, as the Company has expanded its customer base through agents, and was also influenced by local geographic trends.  Agency net premiums written decreased 22.5% for the three months ended March 31, 2010, compared with the prior year primarily due to a slowdown in refinancing.

Following is a schedule of net premiums written for the three months ended March 31, 2010 and 2009 in all states in which the Company’s two insurance subsidiaries ITIC and N-ITIC currently underwrite insurance:

State	2010	2009
Illinois	$435,491	$1,091,590
Kentucky	630,798	870,303
Michigan	956,846	852,273
New York	401,560	955,437
North Carolina	4,921,704	7,564,207
Pennsylvania	451,627	609,185
South Carolina	1,369,186	1,185,930
Tennessee	497,838	565,768
Virginia	965,568	1,227,764
West Virginia	412,212	547,581
Other States	777,057	939,759
Direct Premiums	11,819,887	16,409,797
Reinsurance Assumed	9,934	800
Reinsurance Ceded	(43,519)	(777)
Net Premiums	$11,786,302	$16,409,820

Premiums written in South Carolina increased during the first quarter of 2010, primarily due to a 20% rate increase effective December 1, 2009, for both owners’ and mortgagees’ policies.

Other Revenues:  Other revenues primarily include investment management fee income, income related to the Company’s equity method investments, exchange service revenues, agency service fees, as well as search fee and other ancillary fees. Other revenues were $979,337 for the first quarter of 2010 compared with $1,582,891 in the prior year quarter.  The decline in other revenues is primarily due to decreases from equity in earnings of unconsolidated affiliates, exchange service revenues and fees associated with the title segment.

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

As new funds become available, they are invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policies have been designed to balance multiple investment goals, including to assure a stable source of income from interest and dividends, to protect capital, and to provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable fixed-income securities, tax-exempt securities and equities.  The Company strives to maintain a high quality investment portfolio.  Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

Investment income decreased 8.4% to $906,622 in the first quarter of 2010, compared with $989,635 in the same period in 2009.  The decline in investment income in 2010 was due primarily to lower levels of interest earned on short-term funds and maturities of older securities which yielded higher rates of interest.

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

Net realized gain on investments totaled $25,150 for the three months ended March 31, 2010, compared with net realized loss of $299,937 for the corresponding period in 2009.  The 2010 net gain included impairment charges of $22,998 on a certain cost method investment in the Company’s portfolio that was deemed to be other-than-temporarily impaired.  The first quarter of 2009 net loss included impairment charges totaling $344,578 on certain equity and cost method investments in the Company’s portfolio which was partially offset by net realized gains on sales of investments of $44,641.  Management believes unrealized losses on remaining fixed income and equity securities at March 31, 2010 are temporary in nature.

The securities in the Company’s portfolio are subject to economic conditions and market risks.  The Company considers relevant facts and circumstances in evaluating whether a credit or interest related impairment of a security is other-than-temporary.  Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.

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

Operating Expenses:  The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provisions for claims and office occupancy and operations. Operating expenses decreased 19.1% for the three-month period ended March 31, 2010 compared with the same period in 2009.  The total decrease in operating expenses resulted primarily from decreases in commissions, provision for claims, salaries, employee benefits and payroll taxes.

Following is a summary of the Company’s operating expenses for the three months ended March 31, 2010 and 2009. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 5 in the accompanying Consolidated Financial Statements.

	Three Months Ended March 31, 2010%		Three Months Ended March 31, 2009%
Title insurance	$12,484,519	91.2	$16,008,849	94.7
All other	1,197,477	8.8	894,597	5.3
	$13,681,996	100	$16,903,446	100

On a combined basis, profit margins were 0.1% and 7.7% in the first quarters of 2010 and 2009, respectively.

Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Current quarter commissions to agents decreased 25.7% from the prior year quarter primarily due to decreased premiums from agency operations in 2010.  Commission expense as a percentage of net premiums written by agents was 69.7% and 72.7% for the first quarter 2010 and 2009, respectively.  Commission rates vary by the geographic area in which the commission is paid and may be influenced by state regulations.

Provisions for Claims:  The provision for claims as a percentage of net premiums written was 11.1% for the three months ended March 31, 2010, versus 12.5% for the same period in 2009.  The change in the loss provision rate for calendar quarter 2010 compared with 2009 was favorable primarily because during the prior year quarter, the Company incurred unfavorable experience related to policy year 2008.

The improvement in the loss provision rate for the first quarter of 2010 from the 2009 level resulted in approximately $158,000 less in reserves than would have been recorded at the higher 2009 level. Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops. Declining economic conditions and/or declines in transaction volumes have historically been drivers of increased claim expenses due to increased mechanics liens, defalcations and other matters which may be discovered during property foreclosures.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $1,972,404 and $2,297,126 in the first quarter of 2010 and 2009, respectively.

Reserves for Claims:  At March 31, 2010, the total reserves for claims were $38,830,000.  Of that total, $7,302,672 was reserved for specific claims, and approximately $31,530,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

Changes in the expected liability for claims for prior periods reflect the uncertainty of the claims environment, as well as the limited predictive power of historical data.  The Company continually updates and refines its reserve estimates as current experience develops and credible data emerges.  Adjustments may be required as new information develops which often varies from past experience.

Movements in the reserves related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data, rather than as a result of material changes to underlying key actuarial assumptions or methodologies.  Such changes include payments on claims closed during the quarter, new details that emerge on still-open cases that cause claims adjusters to increase or decrease the case reserves and the impact that these types of changes have on the Company’s total loss provision.

Salaries, Employee Benefits and Payroll Taxes:  Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $4,484,312 and $5,138,176 for the first quarters of 2010 and 2009, respectively.  Salaries and related costs decreased about $654,000, or 12.7%, in the first quarter of 2010 compared with the same quarter in 2009.  The decrease in 2010 was primarily due to a reduction in headcount and a reduction in employee benefit expenses.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 32.7% and 27.5% for the three months ended March 31, 2010 and 2009, respectively.

Office Occupancy and Operations:  Overall office occupancy and operations as a percentage of total revenues was 7.9% and 5.9% for the three months ended March 31, 2010 and 2009, respectively.  Although most expenses included in office occupancy and operations remained virtually flat, several expenses increased from 2009, including internet service and printing costs.

Premium and Retaliatory Taxes:  Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute.  Premium tax rates vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 2.6% and 2.2% for the three months ended March 31, 2010 and 2009, respectively.

Professional and Contract Labor Fees:  Professional and contract labor fees for the three months ended March 31, 2010 increased about $50,000 compared with the prior year period, primarily due to increases in contract labor fees incurred.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation with transaction volume of the title segment and the trust division.

Income Taxes:  Income tax (benefit) expense as a percentage of earnings before income taxes was (13.0%) and 19.3% for the quarters ended March 31, 2010 and 2009, respectively.  The effective tax rates for the quarters were below the U.S. federal statutory income tax rate (34%) primarily due to the proportion of tax-exempt investment income to pre-tax income.

The Company believes it is more likely than not that the tax benefits associated with recognized, impairment and unrecognized losses recorded through March 31, 2010 will be realized.  However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Liquidity:  Cash flows used in operating activities decreased from 2009 to 2010, primarily due to payments of receivables and a smaller decrease in liabilities, partially offset by the decrease in net income in the first quarter 2010. Cash and cash equivalents at March 31, 2010 decreased $4.2 million from the prior year quarter to approximately $4.5 million, due to cash used in investing and operating activities in 2010.

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

Cash Flows:  Net cash flows used in operating activities were $1,005,483 and $2,100,591 for the three months ended March 31, 2010 and 2009, respectively.  Cash used in operations included payments of claims totaling $1,972,404 and $2,297,126 in the quarters ended March 31, 2010 and 2009, respectively.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and operating requirements.

The principal non-operating use of cash and cash equivalents in 2010 was purchases of securities to the investment portfolio.  The principal non-operating use of cash and cash equivalents in 2009 was the payment of dividends.  The net effect of all activities on total cash and cash equivalents was a decrease of $4,211,747 for 2010 and $332,405 for 2009.  As of March 31, 2010, the Company held cash and cash equivalents of $4,521,474, short-term investments of $20,095,531 and fixed maturity securities of $91,357,127.

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

The Company’s ability to pay dividends and operating expenses is dependent on funds received from the insurance subsidiaries, which are subject to regulation in the states in which they do business.  Each state of domicile regulates the extent to which the Company’s title underwriters can pay dividends or make distributions.  These regulations, among other things, require prior regulatory approval of the payment of dividends and other intercompany transfers.  The Company believes that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s current operating needs.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits are held at third-party financial institutions.  These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying consolidated balance sheets.

External assets under management and administration by Investors Trust Company are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.

It is not the general practice of the Company to enter into off-balance sheet arrangements; nor is it the policy of the Company to issue guarantees to third parties.  The Company does not have any material source of liquidity or financing that involves off-balance sheet arrangements.  Other than items noted above, off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases, payments due under various agreements with third party service providers and unaccrued obligations pursuant to certain executive employment agreements.

The total reserve for all reported and unreported losses the Company incurred through March 31, 2010 is represented by the reserves for claims. Information regarding the claims reserves can be found in Note 2 to the consolidated financial statements of this Form 10-Q.  Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, please refer to Note 1 to the Notes to Consolidated Financial Statements included elsewhere herein.

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

•	changes in general economic conditions, including the performance of the capital, credit and real estate markets;
•	compliance with government regulation and significant changes to applicable regulations or in their application by regulators;
•	the possible inadequacy of provisions for claims to cover actual claim losses;
•	the incidence of fraud-related losses;
•	heightened regulatory scrutiny and investigations of the title insurance industry;
•	unanticipated adverse changes in securities markets, including interest rates, resulting in material losses on the Company’s investments;
•	the Company’s dependence on key management personnel, the loss of whom could have a material adverse affect on the Company’s business;
•	the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner;
•
statutory requirements applicable to the Company’s insurance subsidiaries which require them to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that they may pay to the Company without prior regulatory approval;

•	significant competition that the Company’s operating subsidiaries face;
•	the Company’s business concentration in the State of North Carolina; and
•	weakness in the commercial real estate market and increases in the amount or severity of commercial real estate claims.

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the SEC. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company does not undertake to update any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010, to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended March 31, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				485,714
01/01/10– 01/31/10	1,068	$33.80	1,068	484,646
02/01/10– 02/28/10	779	$33.20	779	483,867
03/01/10– 03/31/10	331	$34.50	331	483,536
Total:	2,178	$33.69	2,178	483,536

For the quarter ended March 31, 2010, the Company purchased an aggregate of 2,178 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company intends to make further purchases under this Plan.

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

Dated: April 30, 2010