Form 10-Q
period 2010-06-30
INVESTORS TITLE CO
filed 2010-08-02
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________

Commission File Number:  0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State of incorporation)	(I.R.S. Employer Identification No.)

  121 North Columbia Street, Chapel Hill, North Carolina 27514
(Address of principal executive offices)  (Zip Code)

  (919) 968-2200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X       No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer       Accelerated filer __ Non-accelerated filer   Smaller reporting company  X
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___    No   X

As of July 14, 2010, there were 2,284,909 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(Unaudited)

	June 30, 2010	December 31, 2009

Assets:
Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2010: $0; 2009: $2,000)	$-	$2,000
Available-for-sale, at fair value (amortized cost: 2010: $84,381,513; 2009: $85,047,483)	89,134,390	88,801,186
Equity securities, available-for-sale, at fair value (cost: 2010: $9,179,346; 2009: $8,241,767)	11,553,523	11,854,301
Short-term investments	23,422,684	20,717,434
Other investments	2,239,326	2,307,220
Total investments	126,349,923	123,682,141

Cash and cash equivalents	5,247,678	8,733,221
Premiums and fees receivable, less allowance for doubtful accounts of
$1,239,000 and $1,486,000 for 2010 and 2009, respectively	5,417,917	5,170,476
Accrued interest and dividends	1,163,874	1,122,806
Prepaid expenses and other assets	2,051,941	1,815,653
Property acquired in settlement of claims	158,129	175,476
Property, net	3,697,815	3,894,724
Current income taxes receivable	949,449	-
Deferred income taxes, net	561,860	1,833,207

Total Assets	$145,598,586	$146,427,704

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims	$37,752,000	$39,490,000
Accounts payable and accrued liabilities	8,494,940	9,008,337
Current income taxes payable	-	670,290
Total liabilities	46,246,940	49,168,627

Commitments and Contingencies

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock - no par value (shares authorized 10,000,000;
2,284,909 and 2,285,289 shares issued and outstanding as of June 30, 2010 and
December 31, 2009, respectively, excluding 291,676 shares for 2010 and 2009
of common stock held by the Company's subsidiary)	1	1
Retained earnings	94,777,437	92,528,818
Accumulated other comprehensive income	4,574,208	4,730,258
Total stockholders' equity	99,351,646	97,259,077

Total Liabilities and Stockholders' Equity	$145,598,586	$146,427,704

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Revenues:
Underwriting income:
Premiums written	$13,665,348	$18,945,561	$25,495,169	$35,356,158
Less-premiums for reinsurance ceded	26,398	33,173	69,917	33,950
Net premiums written	13,638,950	18,912,388	25,425,252	35,322,208
Investment income - interest and dividends	915,852	960,454	1,822,474	1,950,089
Net realized gain (loss) on investments	325,780	9,995	350,930	(289,942)
Other	1,338,184	1,737,722	2,317,521	3,320,613
Total Revenues	16,218,766	21,620,559	29,916,177	40,302,968

Operating Expenses:
Commissions to agents	6,476,376	8,831,742	12,075,827	16,363,951
Provision for claims	112,415	2,751,814	1,424,819	4,798,940
Salaries, employee benefits and payroll taxes	4,345,961	4,529,066	8,830,273	9,667,242
Office occupancy and operations	978,822	1,208,140	2,067,227	2,306,722
Business development	352,365	329,011	626,661	591,828
Filing fees and taxes, other than payroll and income	147,277	185,204	292,699	342,255
Premium and retaliatory taxes	281,784	375,510	582,730	742,772
Professional and contract labor fees	338,794	337,290	703,872	651,989
Other	182,412	204,309	294,094	189,833
Total Operating Expenses	13,216,206	18,752,086	26,898,202	35,655,532

Income Before Income Taxes	3,002,560	2,868,473	3,017,975	4,647,436

Provision For Income Taxes	465,000	753,000	463,000	1,097,000

Net Income	$2,537,560	$2,115,473	$2,554,975	$3,550,436

Basic Earnings Per Common Share	$1.11	$0.92	$1.12	$1.55

Weighted Average Shares Outstanding - Basic	2,285,653	2,296,644	2,285,392	2,295,298

Diluted Earnings Per Common Share	$1.11	$0.92	$1.11	$1.54

Weighted Average Shares Outstanding - Diluted	2,293,199	2,296,644	2,293,232	2,300,017

Cash Dividends Paid Per Common Share	$0.07	$0.07	$0.14	$0.14

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

				Accumulated	Total
	Common Stock		Retained	Other Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income	Equity

Balance, January 1, 2009	2,293,268	$1	$88,248,452	$1,609,435	$89,857,888
Net income			3,550,436		3,550,436
Dividends ($.14 per share)			(321,385)		(321,385)
Shares of common stock repurchased and retired	(286)		(8,511)		(8,511)
Stock options exercised	4,225		74,072		74,072
Share-based compensation expense			316,729		316,729
Amortization related to postretirement health benefits				7,392	7,392
Net unrealized gain on investments, net of tax				826,798	826,798

Balance, June 30, 2009	2,297,207	$1	$91,859,793	$2,443,625	$94,303,419

Balance, January 1, 2010	2,285,289	$1	$92,528,818	$4,730,258	$97,259,077
Net income			2,554,975		2,554,975
Dividends ($.14 per share)			(319,944)		(319,944)
Stock options exercised	3,995		49,022		49,022
Share-based compensation expense			110,188		110,188
Repurchase of shares	(4,375)		(145,622)		(145,622)
Amortization related to postretirement health benefits				7,579	7,579
Net unrealized loss on investments, net of tax				(163,629)	(163,629)

Balance, June 30, 2010	2,284,909	$1	$94,777,437	$4,574,208	$99,351,646

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Operating Activities:
Net income	$2,554,975	$3,550,436
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	272,125	421,720
Amortization, net	167,243	140,438
Amortization of prior service cost	11,478	11,200
Share-based compensation expense related to stock options	110,188	316,729
(Decrease) increase in allowance for doubtful accounts on premiums receivable	(247,000)	243,000
Net (gain) loss on disposals of property	(480)	13,136
Net realized (gain) loss on investments and other assets	(350,930)	289,942
Net earnings from other investments	(183,889)	(881,715)
Provision for claims	1,424,819	4,798,940
Provision for deferred income taxes	1,343,000	1,117,000
Changes in assets and liabilities:
Increase in receivables and other assets	(308,000)	(3,482,087)
(Increase) decrease in current income taxes receivable	(949,449)	704,419
Decrease in accounts payable and accrued liabilities	(513,397)	(2,961,482)
Decrease in current income taxes payable	(670,290)	-
Payments of claims, net of recoveries	(3,162,819)	(4,453,940)
Net cash used in operating activities	(502,426)	(172,264)

Investing Activities:
Purchases of available-for-sale securities	(9,874,722)	(2,910,021)
Purchases of short-term securities	(9,724,271)	(2,004,425)
Purchases of other investments	(51,143)	(176,759)
Proceeds from sales and maturities of available-for-sale securities	9,868,039	5,435,206
Proceeds from maturities of held-to-maturity securities	2,000	5,000
Proceeds from sales and maturities of short-term securities	7,019,021	2,602,754
Proceeds from sales and distributions of other investments	269,239	505,653
Purchases of property	(75,936)	(69,925)
Proceeds from the sale of property	1,200	6,166
Net cash (used in) provided by investing activities	(2,566,573)	3,393,649

Financing Activities:
Repurchases of common stock	(145,622)	(8,511)
Exercise of options	49,022	74,072
Dividends paid	(319,944)	(321,385)
Net cash used in financing activities	(416,544)	(255,824)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,485,543)	2,965,561
Cash and Cash Equivalents, Beginning of Period	8,733,221	5,155,046
Cash and Cash Equivalents, End of Period	$5,247,678	$8,120,607

Supplemental Disclosures:
Cash Paid (Received) During the Period for:
Income taxes, (refunds) payments, net	$741,000	$(724,000)

Non cash net unrealized loss (gain) on investments, net of deferred tax benefit (provision) of $75,554 and ($458,708) for 2010 and 2009,
respectively	$163,629	$(826,798)

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the six months ended June 30, 2010 and the year ended December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009
Balance, beginning of period	$39,490,000	$39,238,000
Provision, charged to operations	1,424,819	8,465,123
Payments of claims, net of recoveries	(3,162,819)	(8,213,123)
Ending balance	$37,752,000	$39,490,000

The total reserve for all reported and unreported losses the Company incurred through June 30, 2010 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under policies issued through June 30, 2010.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

The decrease in the loss provision for 2010 year-to-date is due to the recovery of $942,000 under the Company’s fidelity bond related to a defalcation that occurred in 2008, as well as a decrease in premium volume, a favorable adjustment to the current year loss provision rate and favorable experience development in several prior policy years.

A summary of the Company’s loss reserves, broken down into its components of known title claims and incurred but not reported claims (“IBNR”), follows:

	June 30, 2010%		December 31, 2009%
Known title claims	$6,070,489	16.1	$6,398,623	16.2
IBNR	31,681,511	83.9	33,091,377	83.8
Total loss reserves	$37,752,000	100.0	$39,490,000	100.0

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

Total comprehensive income for the three months ended June 30, 2010 and 2009 was $2,141,933 and $2,732,732, respectively.  Comprehensive income for the six months ended June 30, 2010 and 2009 was $2,398,925 and $4,384,626, respectively.  Other comprehensive income is comprised of unrealized gains or losses on the Company’s available-for-sale securities, net of tax and amortization of prior service cost and unrealized gains and losses in net periodic benefit costs related to postretirement liabilities, net of tax.

Note 4 - Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents includes the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, the exercise price of a share-based award, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share-based awards are exercised are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method, were 7,546 and 0 for the three months ended June 30, 2010 and 2009, respectively, and 7,840 and 4,719 for the six months ended June 30, 2010, and 2009, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$2,537,560	$2,115,473	$2,554,975	$3,550,436
Weighted average common shares outstanding - Basic	2,285,653	2,296,644	2,285,392	2,295,298
Incremental shares outstanding assuming
the exercise of dilutive stock options and SARs (share settled)	7,546	-	7,840	4,719
Weighted average common shares outstanding - Diluted	2,293,199	2,296,644	2,293,232	2,300,017
Basic earnings per common share	$1.11	$0.92	$1.12	$1.55
Diluted earnings per common share	$1.11	$0.92	$1.11	$1.54

There were 13,500 and 17,200 shares excluded from the computation of diluted earnings per share for the three months ended June 30, 2010 and 2009, respectively, because these shares were anti-dilutive. There were 10,500 and 17,200 shares excluded from the computation of diluted earnings per share for the six months ended June 30, 2010 and 2009, respectively, because these shares were anti-dilutive.

The Company has adopted employee stock award plans (the "Plans") under which (i) restricted stock, and (ii) options or stock appreciation rights (“SARs”) to purchase shares (not to exceed 500,000 shares) of the Company's stock may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant.  SARs and options (which have predominantly been incentive stock options) awarded under the Plans thus far are exercisable and vest immediately or within one year or at 10% to 20% per year beginning on the date of grant and generally expire in five to ten years.  All SARs issued to date have been share settled only.  There have not been any SARs exercised in 2010 or 2009.

A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2008	60,480	$22.77	4.11	$1,377,390
SARs granted	3,000	47.88
Options exercised	(12,360)	18.67
Options/SARs cancelled/forfeited/expired	(4,050)	29.96
Outstanding as of December 31, 2008	47,070	$24.83	3.67	$666,079
SARs granted	78,000	28.13
Options exercised	(5,775)	15.91
Options/SARs cancelled/forfeited/expired	(2,050)	20.61
Outstanding as of December 31, 2009	117,245	$27.54	5.10	$541,543
SARs granted	3,000	33.31
Options exercised	(3,995)	12.27
Options/SARs cancelled/forfeited/expired	-	-
Outstanding as of June 30, 2010	116,250	$28.21	4.82	$546,265

Exercisable as of June 30, 2010	85,641	$28.27	4.59	$430,784

Unvested as of June 30, 2010	30,609	$28.05	5.47	$115,481

During the second quarter of 2010, the Company issued 3,000 share settled SARs to the directors of the Company.  SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  As such, these were valued using the Black-Scholes option valuation model.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercise and employee termination within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate for periods during the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted-average fair value for the SARs issued was $12.30 and was estimated using the weighted-average assumptions shown in the table below.

2010
Expected Life in Years	5.0
Volatility	42.4%
Interest Rate	2.1%
Yield Rate	0.8%

There was approximately $110,000 and $317,000 of compensation expense relating to SARs or options vesting on or before June 30, 2010 and 2009, respectively, included in salaries, employee benefits and payroll taxes in the consolidated statements of income.  As of June 30, 2010, there was approximately $316,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of 0.9 years.

There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

Note 5 – Segment Information

Consistent with the requirements of reporting segment information, the Company has one reportable segment, title insurance services.  The remaining individually immaterial segments have been combined into a group called “All Other.”

The title insurance segment primarily issues title insurance policies through approved attorneys from underwriting offices and through independent issuing agents. Title insurance policies insure titles to residential, institutional, commercial and industrial properties.

Provided below is selected financial information about the Company's operations by segment for the periods ended June 30, 2010 and 2009:

Three Months Ended June 30, 2010	Title Insurance	All Other	Intersegment Eliminations	Total

Operating revenues	$14,105,259	$1,068,601	$(196,726)	$14,977,134
Investment income	797,149	139,121	(20,418)	915,852
Net realized gain on investments	259,293	66,487	-	325,780
Total revenues	$15,161,701	$1,274,209	$(217,144)	$16,218,766
Operating expenses	12,342,992	1,069,940	(196,726)	13,216,206
Income before income taxes	$2,818,709	$204,269	$(20,418)	$3,002,560
Total assets	$103,957,299	$41,641,287	$-	$145,598,586

Three Months Ended
June 30, 2009

Operating revenues	$19,685,359	$1,158,134	$(193,383)	$20,650,110
Investment income	800,799	180,073	(20,418)	960,454
Net realized gain (loss) on investments	35,806	(25,811)	-	9,995
Total revenues	$20,521,964	$1,312,396	$(213,801)	$21,620,559
Operating expenses	17,786,954	1,158,515	(193,383)	18,752,086
Income before income taxes	$2,735,010	$153,881	$(20,418)	$2,868,473
Total assets	$104,029,922	$37,657,315	$-	$141,687,237

Six Months Ended June 30, 2010	Title Insurance	All Other	Intersegment Eliminations	Total

Operating revenues	$26,039,165	$2,096,978	$(393,370)	$27,742,773
Investment income	1,567,336	295,973	(40,835)	1,822,474
Net realized gain on investments	303,096	47,834	-	350,930
Total revenues	$27,909,597	$2,440,785	$(434,205)	$29,916,177
Operating expenses	25,008,822	2,282,750	(393,370)	26,898,202
Income before income taxes	$2,900,775	$158,035	$(40,835)	$3,017,975
Total assets	$103,957,299	$41,641,287	$-	$145,598,586

Six Months Ended
June 30, 2009

Operating revenues	$36,747,997	$2,280,036	$(385,212)	$38,642,821
Investment income	1,609,318	381,606	(40,835)	1,950,089
Net realized loss on investments	(90,489)	(199,453)	-	(289,942)
Total revenues	$38,266,826	$2,462,189	$(426,047)	$40,302,968
Operating expenses	33,964,253	2,076,491	(385,212)	35,655,532
Income before income taxes	$4,302,573	$385,698	$(40,835)	$4,647,436
Total assets	$104,029,922	$37,657,315	$-	$141,687,237

Note 6 – Retirement Agreements and Other Postretirement Benefits

On November 17, 2003, the Company’s subsidiary, Investors Title Insurance Company entered into employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement totaling $5,078,000 and $4,826,000 as of June 30, 2010 and December 31, 2009, respectively.  These amounts are classified as accounts payable and accrued liabilities in the consolidated balance sheets.  The executive employee benefits include health insurance, dental, vision and life insurance. The benefits are unfunded.  The following sets forth the net periodic benefits cost for the executive benefits for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Service cost – benefits earned during the year	$6,425	$5,958	$12,849	$11,916
Interest cost on the projected benefit obligation	7,689	6,743	15,378	13,486
Amortization of unrecognized prior service cost	5,097	5,098	10,194	10,195
Amortization of unrecognized gains	641	503	1,284	1,005
Net periodic benefits costs	$19,852	$18,302	$39,705	$36,602

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

Valuation Techniques.  A financial instrument’s classification within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement—consequently, if there are multiple significant valuation inputs that are categorized in different levels of the hierarchy, the instrument’s hierarchy level is the lowest level (with Level 3 being the lowest level) within which any significant input falls.

The Level 1 category includes equity securities that are measured at fair value using quoted active market prices.

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Their fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining their fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from the pricing service, although as discussed below, the Company does consult other price resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of June 30, 2010 and December 31, 2009, the Company did not adjust any Level 2 fair values.

A number of the Company’s investment grade corporate bonds are frequently traded in active markets, and trading prices are consequently available for these securities.  However, these securities were classified as Level 2 because the third party pricing service from which the Company has obtained fair values for these instruments uses valuation models which use observable market inputs in addition to traded prices.  Substantially all of the input assumptions used in the service’s model are observable in the marketplace or can be derived or supported by observable market data.

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices were unavailable due to the failure of auctions.  Some of the inputs to this model are unobservable in the market and are significant—therefore, the Company utilizes another third party pricing service to assist in the determination of fair market value of these securities.  That service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of June 30, 2010 and December 31, 2009:

	2010	2009
Cumulative probability of earning maximum rate until maturity	0.00-0.11%	0.00-0.10%
Cumulative probability of principle returned prior to maturity	90.91-98.69%	90.75-98.62%
Cumulative probability of default at some future point	1.31-8.98%	1.38-9.18%

Based upon these inputs and assumptions, the pricing service provides a range of values to the Company for its ARS.  The Company records the fair value based on the midpoint of the range and believes that this valuation is the most reasonable estimate of fair value.  In 2010 and 2009, the difference in the low and high values of the ranges was approximately three percent of the carrying value of the Company’s ARS.

The credit quality of the ARS the Company holds is high and comprised entirely of student loan ARS.  All are investment grade and have a rating of AAA with at least one national rating service. The par value of the ARS bonds was $7,200,000 and $10,950,000 as of June 30, 2010 and December 31, 2009, respectively, with approximately 81% and 87% as of June 30, 2010 and December 31, 2009, respectively, guaranteed by the U.S. Department of Education.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of June 30, 2010 and December 31, 2009.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

As of June 30, 2010	Level 1	Level 2	Level 3	Total
Equity
Common stock and nonredeemable preferred stock	$11,553,523	$-	$-	$11,553,523
Fixed Maturities
Obligations of states and political subdivisions*	-	69,400,440	2,889,689	72,290,129
Corporate Debt Securities*	-	13,135,661	3,708,600	16,844,261
Total	$11,553,523	$82,536,101	$6,598,289	$100,687,913

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Equity Securities
Common stock and nonredeemable preferred stock	$11,854,301	$-	$-	$11,854,301
Fixed Maturities
Obligations of states and political subdivisions*	-	66,658,347	6,350,695	73,009,042
Corporate Debt Securities*	-	12,045,044	3,747,100	15,792,144
Total	$11,854,301	$78,703,391	$10,097,795	$100,655,487

*Denotes fair market value obtained from pricing services.

There were no transfers into or out of Levels 1 and 2 during the period.  The following table presents a reconciliation of the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined for the period ended June 30, 2010 and the year ended December 31, 2009:

Changes in Level 3 fair value during the period ended:	2010	2009
Beginning balance at January 1	$10,097,795	$7,596,920
Transfers into Level 3	-	3,708,280
Redemptions	(3,750,000)	(1,200,000)
Realized gain on sale of ARS	78,270	-
Unrealized gain (loss) - included in other comprehensive income	172,224	(7,405)
Ending balance	$6,598,289	$10,097,795

Certain investments are measured at estimated fair value on a non-recurring basis, such as investments that are impaired during the period and recorded at estimated fair value in the consolidated financial statements as of or during the periods ended June 30, 2010 and December 31, 2009.  The following table summarizes the corresponding estimated fair value hierarchy of such investments at June 30, 2010 and December 31, 2009 and the related impairments recognized.

June 30, 2010	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investment	Fair Value	Yes	$-	$-	$59,207	$59,207	$(37,345)
Total cost method investments			$-	$-	$59,207	$59,207	$(37,345)

December 31, 2009
Cost method investment	Fair Value	Yes	$-	$-	$72,534	$72,534	$(254,373)
Total cost method investments			$-	$-	$72,534	$72,534	$(254,373)

To help ensure fair value determinations are consistent with ASC 820 Fair Value Measurements, prices from our pricing services go through multiple review processes to ensure appropriate pricing.  Pricing procedures and inputs used to price each security include, but are not limited to the following: unadjusted quoted market prices for identical securities such as stock market closing prices; non-binding quoted prices for identical securities in markets that are not active; interest rates; yield curves observable at commonly quoted intervals; volatility; prepayment speeds; loss severity; and credit risks and default rates.  The Company reviews the procedures and inputs used by its pricing services, and it also verifies a sample of the services’ quotes by comparing them to values obtained from other pricing resources.  In the event the Company disagrees with a price provided by its pricing services, the service reevaluates the price to corroborate the market information and then reviews inputs to the evaluation in light of potentially new market data.  The Company believes that these processes and inputs result in appropriate classifications and fair values consistent with ASC 820.

Note 8 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$68,691,981	$3,993,801	$395,653	$72,290,129
Corporate debt securities	15,689,532	1,187,068	32,339	16,844,261
Total	$84,381,513	$5,180,869	$427,992	$89,134,390
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$9,179,346	$2,624,661	$250,484	$11,553,523
Total	$9,179,346	$2,624,661	$250,484	$11,553,523
Short-term investments-
Certificates of deposit and other	$23,422,684	$-	$-	$23,422,684
Total	$23,422,684	$-	$-	$23,422,684

December 31, 2009
Fixed Maturities-
Held-to-maturity, at amortized cost-
Obligations of states and political subdivisions	$2,000	$-	$-	$2,000
Total	$2,000	$-	$-	$2,000
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$70,311,741	$3,373,339	$676,038	$73,009,042
Corporate debt securities	14,735,742	1,056,402	-	15,792,144
Total	$85,047,483	$4,429,741	$676,038	$88,801,186
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$8,241,767	$3,643,832	$31,298	$11,854,301
Total	$8,241,767	$3,643,832	$31,298	$11,854,301
Short-term investments-
Certificates of deposit and other	$20,717,434	$-	$-	$20,717,434
Total	$20,717,434	$-	$-	$20,717,434

The fair value of debt and equity securities was determined primarily using estimated market prices obtained from independent third party pricing services and quoted market prices.

The scheduled maturities of fixed maturity securities at June 30, 2010 were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$5,309,766	$5,383,588	$-	$-
Due after one year through five years	27,795,903	29,566,794	-	-
Due five years through ten years	37,442,798	39,923,644	-	-
Due after ten years	13,833,046	14,260,364	-	-
Total	$84,381,513	$89,134,390	$-	$-

Gross realized gains and losses on securities for the six months ended June 30 are summarized as follows:

	2010	2009

Gross realized gains:
Obligations of states and political subdivisions	$98,197	$-
Common stocks and nonredeemable preferred stocks	356,373	253,480
Total	$454,570	$253,480
Gross realized losses:
Obligations of states and political subdivisions	$-	$-
Common stocks and nonredeemable preferred stocks	(22,401)	(350,570)
Total	(22,401)	(350,570)
Net realized gain (loss)	$432,169	$(97,090)

Realized gains and losses are determined on the specific identification method.  Also included in net realized gain (loss) on sales are impairments of other investments and other assets in the consolidated statements of income for the six months ended June 30, 2010 and 2009 is ($81,239) and ($192,852) of losses from other investments, respectively.

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2010 and December 31, 2009.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2010
Auction rate securities	$-	$-	$3,806,089	$(393,911)	$3,806,089	$(393,911)
Obligations of states and political subdivisions	100,893	(1,742)	-	-	100,893	(1,742)
Corporate debt securities	2,006,730	(32,339)	-	-	2,006,730	(32,339)
Total Fixed Income Securities	$2,107,623	$(34,081)	$3,806,089	$(393,911)	$5,913,712	$(427,992)
Equity Securities	2,449,473	(207,579)	307,965	(42,905)	2,757,438	(250,484)
Total temporarily impaired securities	$4,557,096	$(241,660)	$4,114,054	$(436,816)	$8,671,150	$(678,476)

December 31, 2009
Auction rate securities	$-	$-	$7,283,395	$(588,335)	$7,283,395	$(588,335)
Obligations of states and political subdivisions	4,343,398	(87,703)	-	-	4,343,398	(87,703)
Total Fixed Income Securities	$4,343,398	$(87,703)	$7,283,395	$(588,335)	$11,626,793	$(676,038)
Equity Securities	494,367	(15,284)	285,874	(16,014)	780,241	(31,298)
Total temporarily impaired securities	$4,837,765	$(102,987)	$7,569,269	$(604,349)	$12,407,034	$(707,336)

As of June 30, 2010, the Company held $5,913,712 in fixed maturity securities with unrealized losses of $427,992.  As of December 31, 2009, the Company held $11,626,793 in fixed maturity securities with unrealized losses of $676,038.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of June 30, 2010, the Company held $2,757,438 in equity securities with unrealized losses of $250,484.  As of December 31, 2009, the Company held $780,241 in equity securities with unrealized losses of $31,298.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity income securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired at June 30, 2010.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macroeconomic changes.  A total of 41 and 31 securities had unrealized losses at June 30, 2010 and December 31, 2009, respectively.  Reviews of the values of securities are inherently uncertain, and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.

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

In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $16,323,000 and $16,518,000 as of June 30, 2010 and December 31, 2009, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. These like-kind exchange funds are primarily invested in money market and other short-term investments, including approximately $950,000 at cost of ARS, as of June 30, 2010. The Company does not believe the current illiquidity of the ARS will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

Contingent Gain:  The Company has incurred and paid claims of approximately $1,765,000 related to a defalcation that occurred during the fourth quarter of 2008 for which it owns rights of reimbursement through a fidelity bond.  In June 2010, the fidelity bond underwriter made a partial payment of the claims amounting to $942,000.  Approximately $600,000 of the claims, net of deductible, is yet to be finalized.  The Company anticipates that it will be reimbursed by the fidelity bond underwriter for a majority of these pending claims in future periods. As of June 30, 2010, no accrual had been recorded, as no settlement agreement relating to the pending claims has been finalized.

Note 10 – Related Party Transactions

      The Company does business with unconsolidated LLCs that it has investments in that are accounted for under the equity method of accounting. These unconsolidated companies are primarily title insurance agencies.  The following table sets forth the approximate values by period found within each financial statement classification:

Financial Statement Classification,			As of June 30,	As of December 31,
Consolidated Balance Sheets			2010	2009
Other investments			$1,224,000	$1,305,000
Premiums and fees receivable			$609,000	$545,000

Financial Statement Classification,	For the three months ended June 30,		For the six months ended June 30,
Consolidated Statements of Income	2010	2009	2010	2009
Net premiums written	$2,746,000	$3,642,000	$4,848,000	$7,359,000
Other income	$349,000	$607,000	$455,000	$1,158,000

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2009 Annual Report on Form 10-K should be read in conjunction with the following discussion since it contains important information for evaluating the Company's operating results and financial condition.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("N-ITIC").  Operating revenues from the title segment accounted for 93.9% of the Company’s operating revenues for the six months ended June 30, 2010. Through ITIC and N-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

The Company issues title insurance policies through issuing agencies and also directly through home and branch offices.  Issuing agents are typically real estate attorneys or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory.  The ability to attract and retain issuing agents is a key determinant of the Company’s growth in premiums written.

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

Other Services:  Services other than title insurance provided by operating divisions of the Company that are not required to be reported separately are reported in a category called “All Other.”  These other services include those offered by the Company and by its smaller wholly owned subsidiaries, Investors Title Exchange Corporation (“ITEC”), Investors Title Accommodation Corporation (“ITAC”), Investors Trust Company ("Investors Trust"), Investors Capital Management Company (“ICMC”) and Investors Title Management Services, Inc. (“ITMS”).

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

In conjunction with Investors Trust, ICMC provides investment management and trust services to individuals, companies, banks and trusts.  ITMS offers management consulting and other services to clients.

Business Trends and Recent Conditions

During the real estate boom, many lenders loosened their underwriting guidelines, particularly in the sub-prime loan market.  These lower underwriting standards, when combined with new methods of financing loans created a supply of inexpensive credit which led to a build up in mortgage loans to high risk borrowers.  As a result, there has been a substantial increase in loan defaults and mortgage foreclosures during the downturn in the U.S. economy.  Lenders are now returning to stricter loan underwriting standards, which tends to lower overall loan volume.  Moreover, the depressed economy has contributed to lower levels of new home purchases, which also negatively affects loan volume.  This lower loan volume has, in turn, resulted in a lower level of title premiums generated in the marketplace.

The downturn in housing and related mortgage finance industries has contributed to higher claims costs throughout the industry.  An increase in property foreclosures tends to reveal title defects.  A slowing pace of real estate activity also triggers the likelihood of certain types of title claims, such as mechanics’ liens on newly constructed property.  These factors have historically caused title claims to increase in past real estate market cyclical downturns and the Company has experienced such increases during the current downturn.

Steps taken by the U.S. government to provide economic stimulus during the past year generally had a positive effect on the Company’s sales of title insurance.  Under the Home Affordable Refinance Program, certain homeowners were able to get refinancing loans.  The Economic Stimulus Bill included an $8,000 tax credit available for certain first time home buyers for the purchase of a principal residence on or after January 1, 2009.  On July 2, 2010, the President signed a law which extended the first-time homebuyer credit to persons who signed a binding purchase contact by April 30, 2010 and close on the purchase of their residence by September 30, 2010.  A similar credit of $6,500 was also extended for homebuyers who have owned their current home at least five years.

While low mortgage interest rates spurred refinancing during the first half of 2009, refinance levels have declined substantially in the first half of 2010 as per the Mortgage Bankers Association.  According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States decreased to 4.95% for the six months ended June 30, 2010, compared with 5.05% for the six months ended June 30, 2009.

Historically, activity in real estate markets has varied over the course of market cycles in response to evolving economic factors.  The Company anticipates that current market conditions, including an elevated pace of foreclosures, weak home sales, falling home prices, declining commercial real estate prices and tighter loan underwriting standards, will be primary influences on the Company’s operations until further stabilization occurs.  Absent unexpected declines in interest rate levels, management believes that refinance loan volume will likely return to historical levels.  Additionally, the Company is monitoring conditions in the commercial real estate market, which is widely believed to be subject to a surge in loan failures over the next few years.  Such an increase in loan failures could impact the Company in different ways, , including, without limitation, by increasing claim volume.  Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company’s consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments.  Actual results could differ from these estimates.  During the six months ended June 30, 2010, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”).

Results of Operations

For the quarter ended June 30, 2010, net premiums written decreased 27.9% to $13,638,950, investment income decreased 4.6% to $915,852, total revenues decreased 25.0% to $16,218,766, operating expenses decreased 29.5% to $13,216,206 and net income increased 20.0% to $2,537,560, all compared with the same quarter in 2009.  Both net income per basic and diluted common share increased 20.7% to $1.11, compared with the same prior year period.

For the six months ended June 30, 2010, net premiums written decreased 28.0% to $25,425,252, investment income decreased 6.5% to $1,822,474, total revenues decreased 25.8% to $29,916,177, operating expenses decreased 24.6% to $26,898,202 and net income decreased 28.0% to $2,554,975, all compared with the same prior year period.  Net income per basic common share decreased 27.7% to $1.12 and net income per diluted common share decreased 27.9% to $1.11, compared with the same prior year period.

Net operating results for the quarter and six months ended June 30, 2010 were primarily impacted by a decline in premium volume, offset by reductions in the provision for claims and commissions to agents.  The provision for claims decreased due to a $942,000 recovery payment from the Company’s fidelity bond related to a large fraud claim that occurred in 2008.  In addition the claims provision was down due to the decline in premium volume, favorable claims development in prior policy years and favorable experience in 2010 compared with 2009.  Commissions were down commensurate with the decline in premium volume.

Operating revenues: Operating revenues include net premiums written plus other fee income and exchange services income. Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately following operating revenues.

Title Orders:  The volume of title orders issued decreased 27.9% in the first six months of 2010 to 89,308 compared with 123,830 title orders in the same period in 2009.  The Company believes that the weak housing market and the decrease in refinancing activity were the primary reasons for the decline in net premiums written and order counts.

Title insurance companies typically issue title insurance policies directly through branch offices or through title agencies.  Following is a breakdown between the Company’s branch and agency premiums for the three and six month periods ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	%	2009	%	2010	%	2009	%
Branch	$4,420,264	32.4	$6,656,374	35.2	$8,170,064	32.1	$12,699,378	36.0
Agency	9,218,686	67.6	12,256,014	64.8	17,255,188	67.9	22,622,830	64.0
Total	$13,638,950	100	$18,912,388	100	$25,425,252	100	$35,322,208	100

Home and Branch Office Net Premiums:  In the Company’s branch operations, the title insurer issues the insurance policy and the Company retains the entire premium as no commissions are paid in connection with branch transactions.  Net premiums written from branch operations decreased 33.6% and 35.7% for the three and six month periods ended June 30, 2010, respectively, as compared with the respective prior year periods. The decrease in 2010 primarily reflects the downturn in the overall real estate market and a decline in mortgage refinancing.  Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina and, as a result, the branch net premiums written are primarily in North Carolina.

Agency Net Premiums:  Agents retain the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  The increase in the percentage of total premiums written by agencies in 2010 is primarily due to the Company’s mix of business shifting more to agency business, as the Company has expanded its customer base through agents, and was also influenced by local geographic trends.  Agency net premiums written decreased 24.8% and 23.7% for the three months and six month periods ended June 30, 2010, respectively, compared with the prior year primarily due to a reduction in the volume of refinance transactions.

Following is a schedule of net premiums written for the three and six month periods ended June 30, 2010 and 2009 in all states in which the Company’s two insurance subsidiaries ITIC and N-ITIC currently underwrite insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State	2010	2009	2010	2009
Illinois	$568,043	$765,631	$1,003,534	$1,857,221
Kentucky	869,249	949,874	1,500,047	1,820,177
Michigan	1,026,010	1,778,422	1,982,856	2,630,695
New York	472,739	880,406	874,299	1,835,843
North Carolina	5,762,751	8,293,158	10,684,455	15,857,365
Pennsylvania	667,906	876,633	1,119,533	1,485,818
South Carolina	1,377,219	1,345,921	2,746,405	2,531,851
Tennessee	530,672	752,791	1,028,510	1,318,559
Virginia	1,090,823	1,472,687	2,056,391	2,700,451
West Virginia	553,479	610,139	965,691	1,157,720
Other States	746,457	1,219,899	1,523,514	2,159,658
Direct Premiums	13,665,348	18,945,561	25,485,235	35,355,358
Reinsurance Assumed	-	-	9,934	800
Reinsurance Ceded	(26,398)	(33,173)	(69,917)	(33,950)
Net Premiums	$13,638,950	$18,912,388	$25,425,252	$35,322,208

Premiums written in South Carolina increased during the three and six months periods ended June 30, 2010, primarily due to an overall increase in filed rates effective December 1, 2009.

Other Revenues:  Other revenues primarily include investment management fee income, income related to the Company’s equity method investments, exchange service revenues, agency service fees, as well as search fee and other ancillary fees. Other revenues were $1,338,184 and $2,317,521 for the three and six month periods ended June 30, 2010, respectively compared with $1,737,722 and $3,320,613 for the three and six month periods ended June 30, 2009.  The decline in other revenues for 2010 is primarily due to decreases from equity in earnings of unconsolidated affiliates, exchange service revenues and fees associated with the title segment, partially offset by an increase in management services income.

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

In formulating its investment strategy, the Company has emphasized after-tax income.  The Company’s investments are primarily in fixed maturity securities and, to a lesser extent, equity securities.  The effective maturity of the majority of the fixed income investments is within 10 years.  The Company’s invested assets are managed in consideration of enterprise-wide objectives intended to assure solid funding of its obligations, as well as evaluations of their long-term effect on stability of capital accounts.

As new funds become available, they are invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policies have been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, to protect capital, and to provide sufficient liquidity to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable fixed-income securities, tax-exempt securities and equities.  The Company strives to maintain a high quality investment portfolio.  Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

Investment income decreased 4.6% to $915,852 for the three months ended June 30, 2010, compared with $960,454 in the same period in 2009.  For the six months ended June 30, 2010, investment income decreased 6.5% to $1,822,474 compared with $1,950,089 in the same period in 2009.  The decline in investment income for the three and six month periods ended June 30, 2010 was due primarily to lower levels of interest earned on short-term funds and the maturity of older securities which yielded higher rates of interest relative to current investments.

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

Net realized gain on investments was $350,930 for the six month period ended June 30, 2010, compared with a net realized loss of $289,942 for the same period in 2009.  The 2010 year-to-date net gain included impairment charges of $45,400 on certain investments in the Company’s portfolio that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments of $396,330.  The 2009 year-to-date net loss for the same period included impairment charges of $512,029 on certain investments offset by net realized gains on the sales of investments of $222,087.    Management believes unrealized losses on remaining fixed income and equity securities at June 30, 2010 are temporary in nature.

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

Operating Expenses:  The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provisions for claims and office occupancy and operations. Operating expenses decreased 29.5% and 24.6% for the three and six month periods ended June 30, 2010, respectively, compared with the same periods in 2009.  The total decrease in operating expenses resulted primarily from decreases in commissions and the provision for claims.

Following is a summary of the Company’s operating expenses for the three and six month periods ended June 30, 2010 and 2009. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 5 in the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	%	2009	%	2010	%	2009	%
Title insurance	$12,158,799	92.0	$17,616,715	93.9	$24,643,318	91.6	$33,625,564	94.3
All other	1,057,407	8.0	1,135,371	6.1	2,254,884	8.4	2,029,968	5.7
Total	$13,216,206	100	$18,752,086	100	$26,898,202	100	$35,655,532	100

Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents decreased 26.7% and 26.2% for the three and six month periods ended June 30, 2010, respectively, compared with the respective prior year periods primarily due to decreased premiums from agency operations throughout 2010.  Commission expense as a percentage of net premiums written by agents was 70.3% and 70.0% for the three and six months periods ended June 30, 2010, respectively, compared with 72.1% and 72.3% for the same periods in 2009, respectively.  Commission rates vary by the geographic area in which the commission is paid and may be influenced by state regulations.

 Provisions for Claims:  The provision for claims as a percentage of net premiums written (“loss provision ratio”) was 0.8% for the three months ended June 30, 2010 versus 14.6% for the same period in 2009.  For the six months ended June 30, 2010 and 2009, the loss provision ratio was 5.6% and 13.6%, respectively. A primary reason for the change in the loss provision rate for the three and six months ended June 30, 2010 was a recovery of approximately $942,000 related to a claim from calendar year and policy year 2008.  The Company collected this money as a result of the filing of a claim against a fidelity bond.    Other factors resulting in the lower loss provision rate include favorable development associated with policy years 2001, 2008, 2009 and 2010, and favorable adjustment to the current year loss provision rate.

The improvement in the loss provision rates for the three and six months periods ended June 30, 2010 from the respective 2009 levels resulted in approximately $1,872,000 and $2,029,000 less in reserves, respectively, than would have been recorded at the higher 2009 levels. Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops. Declining economic conditions and/or declines in transaction volumes have historically been drivers of increased claim expenses due to increased mechanics liens, defalcations and other matters which may be discovered during property foreclosures.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $1,190,415 and $3,162,819 for the three and six month periods ended June 30, 2010, respectively, compared with $2,156,814 and $ 4,453,940 for the respective 2009 periods.

Reserves for Claims:  At June 30, 2010, the total reserves for claims were $37,752,000.  Of that total, $6,070,489 was reserved for specific claims, and approximately $31,682,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes:  Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $4,345,961 and $8,830,273 for the three and six month periods ended June 30, 2010, respectively, compared with $4,529,066 and $9,667,242 for the same periods in 2009. The decrease in 2010 was primarily due to a reduction in headcount and a reduction in employee benefit expenses.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 26.8% and 20.9% for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, salaries, employee benefits and payroll taxes as a percentage of total revenues were 29.5% and 24.0% for 2010 and 2009, respectively.

Office Occupancy and Operations:  Overall office occupancy and operations as a percentage of total revenues was 6.0% and 5.6% for the second quarter ended June 30, 2010 and 2009, respectively, and 6.9% and 5.7% for the first six months of 2010 and 2009, respectively.  The decrease in office occupancy and operations expenses for the three and six month periods ended June 30, 2010 compared with 2009 was due to a decrease in various items, including rent, depreciation, telecommunications and printing.

Premium and Retaliatory Taxes:  Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute.  Premium tax rates vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 2.1% and 2.3% for the three and six month periods ended June 30, 2010, respectively, compared with 2.0% and 2.1% for the same periods in 2009.

Professional and Contract Labor Fees:  Professional and contract labor fees were $338,794 and $703,872 for the three and six month periods ended June 30, 2010 compared with $337,290 and $651,989 for the same prior year periods.  The increase for the current year-to-date period compared with 2009 was due primarily to increases in contract labor fees incurred.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of Investors Capital Management Company and Investors Trust Company, as well as other miscellaneous expenses of the title insurance subsidiaries.  These amounts typically fluctuate in relation with transaction volume of these consolidated subsidiaries.

Income Taxes:  Income tax expense as a percentage of earnings before income taxes was 15.5% and 15.3% for the three and six month periods ended June 30, 2010, respectively, compared with 26.3% and 23.6% for the same periods in 2009.  The effective tax rates for the quarters were below the U.S. federal statutory income tax rate (34%) primarily due to the proportion of tax-exempt investment income to pre-tax income.

The Company believes it is more likely than not that the tax benefits associated with impairment, recognized and unrecognized losses recorded through June 30, 2010 will be realized.  However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Liquidity:  Cash flows used in operating activities increased in 2010 from the prior year period, primarily due to lower net income in 2010 and a lower provision for claims. Cash and cash equivalents at June 30, 2010 decreased approximately $3,486,000 from December 31, 2009 to approximately $5,248,000, due to cash used in investing and operating activities in 2010.

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

Cash Flows:  Net cash flows used in operating activities were $502,426 and $172,264 for the six months ended June 30, 2010 and 2009, respectively.  Cash used in operations included payments of claims totaling $3,162,819 and $4,453,940 in the six months ended June 30, 2010 and 2009, respectively.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and operating requirements.

The principal non-operating use of cash and cash equivalents in 2010 was purchases of securities for the investment portfolio.  The principal non-operating use of cash and cash equivalents in 2009 was the payment of dividends.  The net effect of all activities on total cash and cash equivalents was a decrease of $3,485,543 for 2010 and an increase of $2,965,561 for 2009.  As of June 30, 2010, the Company held cash and cash equivalents of $5,247,678, short-term investments of $23,422,684 and fixed maturity securities of $89,134,390.

As noted previously, the Company’s operating results and cash flows are heavily dependent on the real estate market.  The Company’s business has certain fixed costs such as personnel, therefore, changes in the real estate market are monitored closely and operating expenses, such as staffing levels, are managed and adjusted accordingly.  The Company believes that its significant working capital position and management of operating expenses will aid its ability to manage cash resources through declines in the real estate market.

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

The total reserve for all reported and unreported losses the Company incurred through June 30, 2010 is represented by the reserves for claims. Information regarding the claims reserves can be found in Note 2 to the consolidated financial statements of this Form 10-Q.  Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010, to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended June 30, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				483,536
04/01/10– 04/30/10	200	$33.00	200	483,336
05/01/10– 05/31/10	1,661	$33.00	1,661	481,675
06/01/10– 06/30/10	336	$32.20	336	481,339
Total:	2,197	$32.88	2,197	481,339

For the quarter ended June 30, 2010, the Company purchased an aggregate of 2,197 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company intends to make further purchases under this Plan.

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

Dated: August 2, 2010