Form 10-Q
period 2010-09-30
INVESTORS TITLE CO
filed 2010-10-29
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________  to ___________________

Commission File Number:  0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State of incorporation)	(I.R.S. Employer Identification No.)

  121 North Columbia Street, Chapel Hill, North Carolina 27514
(Address of principal executive offices)  (Zip Code)

  (919) 968-2200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer __    Accelerated filer __    Non-accelerated filer __    Smaller reporting company X
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___    No   X

As of October 11, 2010, there were 2,284,042 common shares of the registrant outstanding.

Item 1.       Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(Unaudited)

	September 30, 2010	December 31, 2009

Assets:
Investments in securities:
Fixed maturities:
Held-to-maturity, at amortized cost (fair value: 2010: $0; 2009: $2,000)	$-	$2,000
Available-for-sale, at fair value (amortized cost: 2010: $84,525,290; 2009: $85,047,483)	90,837,152	88,801,186
Equity securities, available-for-sale, at fair value (cost: 2010: $9,239,827; 2009: $8,241,767)	12,886,706	11,854,301
Short-term investments	24,772,235	20,717,434
Other investments	2,683,177	2,307,220
Total investments	131,179,270	123,682,141

Cash and cash equivalents	5,467,341	8,733,221
Premiums and fees receivable, less allowance for doubtful accounts of
$1,433,000 and $1,486,000 for 2010 and 2009, respectively	6,643,333	5,170,476
Accrued interest and dividends	981,144	1,122,806
Prepaid expenses and other assets	1,613,459	1,815,653
Property acquired in settlement of claims	166,629	175,476
Property, net	3,659,136	3,894,724
Current income taxes receivable	1,047,057	-
Deferred income taxes, net	-	1,833,207

Total Assets	$150,757,369	$146,427,704

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims	$38,065,000	$39,490,000
Accounts payable and accrued liabilities	9,442,504	9,008,337
Current income taxes payable	-	670,290
Deferred income taxes, net	786,863	-
Total liabilities	48,294,367	49,168,627

Commitments and Contingencies

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock - no par value (shares authorized 10,000,000;
2,284,042 and 2,285,289 shares issued and outstanding as of September 30, 2010 and
December 31, 2009, respectively, excluding 291,676 shares for 2010 and 2009
of common stock held by the Company's subsidiary)	1	1
Retained earnings	96,025,089	92,528,818
Accumulated other comprehensive income	6,437,912	4,730,258
Total stockholders' equity	102,463,002	97,259,077

Total Liabilities and Stockholders' Equity	$150,757,369	$146,427,704

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Revenues:
Underwriting income:
Premiums written	$16,802,054	$14,306,677	$42,297,223	$49,662,835
Less - premiums for reinsurance ceded	52,659	24,062	122,576	58,012
Net premiums written	16,749,395	14,282,615	42,174,647	49,604,823
Investment income - interest and dividends	934,754	911,982	2,757,228	2,862,071
Net realized gain (loss) on investments	(44,864)	(110,818)	306,066	(400,760)
Other	1,522,399	1,278,838	3,839,920	4,599,451
Total Revenues	19,161,684	16,362,617	49,077,861	56,665,585

Operating Expenses:
Commissions to agents	8,632,083	6,838,090	20,707,910	23,202,041
Provision for claims	1,819,522	1,934,459	3,244,341	6,733,399
Salaries, employee benefits and payroll taxes	4,354,854	4,195,751	13,185,127	13,862,993
Office occupancy and operations	971,264	985,769	3,038,491	3,292,491
Business development	335,454	336,481	962,115	928,309
Filing fees, franchise and local taxes	241,774	204,819	534,473	547,074
Premium and retaliatory taxes	336,925	270,352	919,655	1,013,124
Professional and contract labor fees	334,973	330,959	1,038,845	982,948
Other	126,734	173,894	420,828	363,727
Total Operating Expenses	17,153,583	15,270,574	44,051,785	50,926,106

Income Before Income Taxes	2,008,101	1,092,043	5,026,076	5,739,479

Provision For Income Taxes	559,000	123,000	1,022,000	1,220,000

Net Income	$1,449,101	$969,043	$4,004,076	$4,519,479

Basic Earnings Per Common Share	$0.63	$0.42	$1.75	$1.97

Weighted Average Shares Outstanding - Basic	2,284,331	2,290,666	2,285,039	2,293,754

Diluted Earnings Per Common Share	$0.63	$0.42	$1.75	$1.96

Weighted Average Shares Outstanding - Diluted	2,285,785	2,295,757	2,291,060	2,300,686

Cash Dividends Paid Per Common Share	$0.07	$0.07	$0.21	$0.21

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Earnings	Income	Equity

Balance, January 1, 2009	2,293,268	$1	$88,248,452	$1,609,435	$89,857,888
Net income			4,519,479		4,519,479
Dividends ($.21 per share)			(481,591)		(481,591)
Shares of common stock repurchased and retired	(11,771)		(367,014)		(367,014)
Stock options exercised	4,725		80,011		80,011
Share-based compensation expense			373,014		373,014
Amortization related to postretirement health benefits				11,088	11,088
Net unrealized gain on investments, net of tax				3,477,771	3,477,771

Balance, September 30, 2009	2,286,222	$1	$92,372,351	$5,098,294	$97,470,646

Balance, January 1, 2010	2,285,289	$1	$92,528,818	$4,730,258	$97,259,077
Net income			4,004,076		4,004,076
Dividends ($.21 per share)			(479,861)		(479,861)
Stock options exercised	9,345		139,000		139,000
Share-based compensation expense			163,739		163,739
Repurchase of shares	(10,592)		(330,683)		(330,683)
Amortization related to postretirement health benefits				11,370	11,370
Net unrealized gain on investments, net of tax				1,696,284	1,696,284

Balance, September 30, 2010	2,284,042	$1	$96,025,089	$6,437,912	$102,463,002

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Operating Activities:
Net income	$4,004,076	$4,519,479
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	384,601	546,423
Amortization, net	251,456	214,511
Amortization of prior service cost	17,220	16,799
Share-based compensation expense related to stock options	163,739	373,014
(Decrease) increase in allowance for doubtful accounts on premiums receivable	(53,000)	85,000
Net (gain) loss on disposals of property	(2,870)	15,207
Net realized (gain) loss on investments and other assets	(306,066)	400,760
Net earnings from other investments	(506,448)	(979,528)
Provision for claims	3,244,341	6,733,399
Provision for deferred income taxes	1,718,000	1,644,000
Changes in assets and liabilities:
Increase in receivables and other assets	(1,114,703)	(1,243,443)
(Increase) decrease in current income taxes receivable	(1,047,057)	259,751
Increase (decrease) in accounts payable and accrued liabilities	434,167	(2,210,618)
Decrease in current income taxes payable	(670,290)	-
Payments of claims, net of recoveries	(4,669,341)	(6,545,399)
Net cash provided by operating activities	1,847,825	3,829,355

Investing Activities:
Purchases of available-for-sale securities	(11,970,880)	(6,953,840)
Purchases of short-term securities	(9,695,660)	(7,747,949)
Purchases of other investments	(416,100)	(315,804)
Proceeds from sales and maturities of available-for-sale securities	11,630,860	8,595,251
Proceeds from maturities of held-to-maturity securities	2,000	260,000
Proceeds from sales and maturities of short-term securities	5,640,859	6,081,587
Proceeds from sales and distributions of other investments	512,903	840,802
Purchases of property	(163,343)	(166,729)
Proceeds from the sale of property	17,200	8,816
Net cash (used in) provided by investing activities	(4,442,161)	602,134

Financing Activities:
Repurchases of common stock	(330,683)	(367,014)
Exercise of options	139,000	80,011
Dividends paid	(479,861)	(481,591)
Net cash used in financing activities	(671,544)	(768,594)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,265,880)	3,662,895
Cash and Cash Equivalents, Beginning of Period	8,733,221	5,155,046
Cash and Cash Equivalents, End of Period	$5,467,341	$8,817,941

Supplemental Disclosures:
Cash Paid (Received) During the Period for:
Income taxes, payments (refunds), net	$1,075,000	$(683,000)

Non cash net unrealized gain on investments, net of deferred tax provision of ($896,219) and ($1,843,217) for 2010 and 2009,
respectively	$(1,696,284)	$(3,477,771)

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Recently Issued Accounting Standards – In February 2010, the Financial Accounting Standards Board (“FASB”) updated the reporting requirements for subsequent events to no longer require the inclusion of a date through which events have been evaluated in the notes to the financial statements.  This update was effective immediately and did not have an impact on the Company’s financial condition or results of operations.

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

In June 2009, the FASB changed the methodology used to determine whether or not an entity is a primary beneficiary with respect to a variable interest entity and introduced a requirement to reassess on an ongoing basis whether an entity is the primary beneficiary of a variable interest entity. This update was implemented January 1, 2010, and did not have an impact on the Company’s financial condition or results of operations.   As a result of this update, the Company evaluated its investments in entities in which it has an equity ownership, and determined that the Company is not the primary beneficiary in any of these entities. Accordingly, these entities have not been consolidated because the Company does not have a controlling ownership in any of the companies, there are no disproportionate voting rights, it is not the responsibility of the Company to ensure the entities operate as intended and there are no requirements to provide for additional funding in the event of losses. The entities that were evaluated are primarily title insurance agencies in which the Company has investments.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the nine months ended September 30, 2010 and the year ended December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Balance, beginning of period	$39,490,000	$39,238,000
Provision, charged to operations	3,244,341	8,465,123
Payments of claims, net of recoveries	(4,669,341)	(8,213,123)
Ending balance	$38,065,000	$39,490,000

The total reserve for all reported and unreported losses the Company incurred through September 30, 2010 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under policies issued through September 30, 2010.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

The decrease in the loss provision from December 31, 2009 to September 30, 2010 is due to the recovery of $942,000 under the Company’s fidelity bond related to a defalcation that occurred in 2008, as well as a decrease in premium volume, a favorable adjustment to the current year loss provision rate and favorable experience development in several prior policy years.

A summary of the Company’s loss reserves, broken down into its components of known title claims and incurred but not reported claims (“IBNR”), follows:

	September 30, 2010%		December 31, 2009%
Known title claims	$6,157,516	16.2	$6,398,623	16.2
IBNR	31,907,484	83.8	33,091,377	83.8
Total loss reserves	$38,065,000	100	$39,490,000	100

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income

Total comprehensive income for the three months ended September 30, 2010 and 2009 was $3,312,805 and $3,623,712, respectively.  Comprehensive income for the nine months ended September 30, 2010 and 2009 was $5,711,730 and $8,008,338, respectively.  Comprehensive income is comprised of unrealized gains or losses on the Company’s available-for-sale securities, net of tax and amortization of prior service cost and unrealized gains and losses in net periodic benefit costs related to postretirement liabilities, net of tax.

Note 4 - Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents includes the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, the exercise price of a share-based award, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share-based awards are exercised are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method, were 1,454 and 5,091 for the three months ended September 30, 2010 and 2009, respectively, and 6,021 and 6,932 for the nine months ended September 30, 2010, and 2009, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$1,449,101	$969,043	$4,004,076	$4,519,479
Weighted average common shares outstanding - Basic	2,284,331	2,290,666	2,285,039	2,293,754
Incremental shares outstanding assuming
the exercise of dilutive stock options and SARs (share settled)	1,454	5,091	6,021	6,932
Weighted average common shares outstanding - Diluted	2,285,785	2,295,757	2,291,060	2,300,686
Basic earnings per common share	$0.63	$0.42	$1.75	$1.97
Diluted earnings per common share	$0.63	$0.42	$1.75	$1.96

There were 20,200 and 10,500 share equivalents excluded from the computation of diluted earnings per share for the three months ended September 30, 2010 and 2009, respectively, because these equivalents were anti-dilutive. There were 13,500 and 17,200 share equivalents excluded from the computation of diluted earnings per share for the nine months ended September 30, 2010 and 2009, respectively, because these equivalents were anti-dilutive.

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

A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2008	60,480	$22.77	4.11	$1,377,390
SARs granted	3,000	47.88
Options exercised	(12,360)	18.67
Options/SARs cancelled/forfeited/expired	(4,050)	29.96
Outstanding as of December 31, 2008	47,070	$24.83	3.67	$666,079
SARs granted	78,000	28.13
Options exercised	(5,775)	15.91
Options/SARs cancelled/forfeited/expired	(2,050)	20.61
Outstanding as of December 31, 2009	117,245	$27.54	5.10	$541,543
SARs granted	3,000	33.31
Options exercised	(9,345)	14.87
Options/SARs cancelled/forfeited/expired	-	-
Outstanding as of September 30, 2010	110,900	$28.76	4.75	$552,436

Exercisable as of September 30, 2010	85,458	$29.02	4.63	$431,347

Unvested as of September 30, 2010	25,442	$27.87	5.16	$121,089

During the second quarter of 2010, the Company issued 3,000 share-settled SARs to the directors of the Company.  Share-settled SARs give holders the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  As such, these were valued using the Black-Scholes option valuation model.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercise and employee termination within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate for periods during the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted-average fair value for the SARs issued was $12.30 and was estimated using the weighted-average assumptions shown in the table below:

2010
Expected Life in Years	5.0
Volatility	42.4%
Interest Rate	2.1%
Yield Rate	0.8%

There was approximately $164,000 and $373,000 of compensation expense relating to SARs or options vesting on or before September 30, 2010 and 2009, respectively, included in salaries, employee benefits and payroll taxes in the consolidated statements of income for those periods.  As of September 30, 2010, there was approximately $262,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of 10 months.

There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

Note 5 – Segment Information

Consistent with the requirements of reporting segment information, the Company has one reportable segment, title insurance services.  The remaining individually immaterial segments have been combined into a group called “All Other.”

The title insurance segment primarily issues title insurance policies through approved attorneys from underwriting offices and through independent issuing agents. Title insurance policies insure titles to real estate.

Provided below is selected financial information about the Company's operations by segment for the periods ended September 30, 2010 and 2009:

Three Months Ended September 30, 2010	Title Insurance	All Other	Intersegment Eliminations	Total

Operating revenues	$17,402,778	$1,066,743	$(197,727)	$18,271,794
Investment income	794,078	161,093	(20,417)	934,754
Net realized loss on investments	(41,277)	(3,587)	-	(44,864)
Total revenues	$18,155,579	$1,224,249	$(218,144)	$19,161,684
Operating expenses	15,987,300	1,364,010	(197,727)	17,153,583
Income (loss) before income taxes	$2,168,279	$(139,761)	$(20,417)	$2,008,101
Total assets	$109,070,835	$41,686,534	$-	$150,757,369

Three Months Ended
September 30, 2009

Operating revenues	$14,612,160	$1,144,543	$(195,250)	$15,561,453
Investment income	768,514	213,885	(70,417)	911,982
Net realized loss on investments	(20,071)	(90,747)	-	(110,818)
Total revenues	$15,360,603	$1,267,681	$(265,667)	$16,362,617
Operating expenses	14,237,335	1,278,489	(245,250)	15,270,574
Income (loss) before income taxes	$1,123,268	$(10,808)	$(20,417)	$1,092,043
Total assets	$107,882,412	$37,565,916	$-	$145,448,328

Nine Months Ended September 30, 2010	Title Insurance	All Other	Intersegment Eliminations	Total

Operating revenues	$43,441,943	$3,163,721	$(591,097)	$46,014,567
Investment income	2,361,414	457,066	(61,252)	2,757,228
Net realized gain on investments	261,819	44,247	-	306,066
Total revenues	$46,065,176	$3,665,034	$(652,349)	$49,077,861
Operating expenses	40,996,122	3,646,760	(591,097)	44,051,785
Income before income taxes	$5,069,054	$18,274	$(61,252)	$5,026,076
Total assets	$109,070,835	$41,686,534	$-	$150,757,369

Nine Months Ended
September 30, 2009

Operating revenues	$51,360,157	$3,424,579	$(580,462)	$54,204,274
Investment income	2,377,832	595,491	(111,252)	2,862,071
Net realized loss on investments	(110,560)	(290,200)	-	(400,760)
Total revenues	$53,627,429	$3,729,870	$(691,714)	$56,665,585
Operating expenses	48,201,588	3,354,980	(630,462)	50,926,106
Income before income taxes	$5,425,841	$374,890	$(61,252)	$5,739,479
Total assets	$107,882,412	$37,565,916	$-	$145,448,328

Note 6 – Retirement Agreements and Other Postretirement Benefits

On November 17, 2003, the Company’s subsidiary, Investors Title Insurance Company, entered into employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due upon retirement totaling $5,188,000 and $4,826,000 as of September 30, 2010 and December 31, 2009, respectively.  These amounts are classified as accounts payable and accrued liabilities in the consolidated balance sheets.  The executive employee benefits include health insurance, dental, vision and life insurance. The benefits are unfunded.  The following table sets forth the net periodic benefits cost for the executive benefits for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Service cost – benefits earned during the year	$6,425	$5,959	$19,274	$17,875
Interest cost on the projected benefit obligation	7,688	6,743	23,066	20,229
Amortization of unrecognized prior service cost	5,097	5,097	15,291	15,292
Amortization of unrecognized gains	645	502	1,929	1,507
Net periodic benefits costs	$19,855	$18,301	$59,560	$54,903

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Their fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining their fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from the pricing service, although as discussed below, the Company does consult other price resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of September 30, 2010 and December 31, 2009, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices were unavailable due to the failure of auctions.  Some of the inputs to this model are unobservable in the market and are significant—therefore, the Company utilizes another third party pricing service to assist in the determination of fair market value of these securities.  That service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of September 30, 2010 and December 31, 2009:

	2010	2009
Cumulative probability of earning maximum rate until maturity	0.0-0.5%	0.0-0.1%
Cumulative probability of principle returned prior to maturity	85.9-98.6%	90.8-98.6%
Cumulative probability of default at some future point	1.4-13.7%	1.4-9.2%

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

The credit quality of the ARS the Company holds is high and comprised entirely of student loan ARS.  All are investment grade and have a rating of AAA with at least one national rating service. The par value of the ARS bonds was $6,900,000 and $10,950,000 as of September 30, 2010 and December 31, 2009, respectively, with approximately 80.8% and 86.8% as of September 30, 2010 and December 31, 2009, respectively, guaranteed by the U.S. Department of Education.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of September 30, 2010 and December 31, 2009.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

As of September 30, 2010	Level 1	Level 2	Level 3	Total
Equity
Common stock and nonredeemable preferred stock	$12,886,706	$-	$-	$12,886,706
Fixed Maturities
Obligations of states and political subdivisions*	-	70,736,654	2,605,432	73,342,086
Corporate Debt Securities*	-	13,783,766	3,711,300	17,495,066
Total	$12,886,706	$84,520,420	$6,316,732	$103,723,858

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Equity Securities
Common stock and nonredeemable preferred stock	$11,854,301	$-	$-	$11,854,301
Fixed Maturities
Obligations of states and political subdivisions*	-	66,658,347	6,350,695	73,009,042
Corporate Debt Securities*	-	12,045,044	3,747,100	15,792,144
Total	$11,854,301	$78,703,391	$10,097,795	$100,655,487

*Denotes fair market value obtained from pricing services.

There were no transfers into or out of Levels 1 and 2 during the nine months ended September 30, 2010.  The following table presents a reconciliation of the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined for the period ended September 30, 2010 and the year ended December 31, 2009:

Changes in Level 3 fair value during the period ended:	September 30, 2010	December 31, 2009
Beginning balance at January 1	$10,097,795	$7,596,920
Transfers into Level 3	-	3,708,280
Redemptions	(4,050,000)	(1,200,000)
Realized gain on sale of ARS	78,270	-
Unrealized gain (loss) - included in other comprehensive income	190,667	(7,405)
Ending balance	$6,316,732	$10,097,795

Certain investments are measured at estimated fair value on a non-recurring basis, such as investments that are impaired during the period and recorded at estimated fair value in the consolidated financial statements as of or during the nine months ended September 30, 2010 and the year ended December 31, 2009.  The following table summarizes the corresponding estimated fair value hierarchy of such investments at September 30, 2010 and December 31, 2009 and the related impairments recognized:

September 30, 2010	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total Estimated Fair Market Value	Impairment Losses
Cost method investment	Fair Value	Yes	$-	$-	$55,302	$55,302	$(37,345)
Total cost method investments			$-	$-	$55,302	$55,302	$(37,345)

December 31, 2009
Cost method investment	Fair Value	Yes	$-	$-	$72,534	$72,534	$(254,373)
Total cost method investments			$-	$-	$72,534	$72,534	$(254,373)

To help ensure that fair value determinations are consistent with ASC 820 Fair Value Measurements, prices from our pricing services go through multiple review processes to ensure appropriate pricing.  Pricing procedures and inputs used to price each security include, but are not limited to the following: unadjusted quoted market prices for identical securities such as stock market closing prices, non-binding quoted prices for identical securities in markets that are not active, interest rates, yield curves observable at commonly quoted intervals, volatility, prepayment speeds, loss severity, and credit risks and default rates.  The Company reviews the procedures and inputs used by its pricing services and verifies a sample of the services’ quotes by comparing them to values obtained from other pricing resources.  In the event the Company disagrees with a price provided by its pricing services, the service reevaluates the price to corroborate the market information and then reviews inputs to the evaluation in light of potentially new market data.  The Company believes that these processes and inputs result in appropriate classifications and fair values consistent with ASC 820.

Note 8 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$68,482,336	$5,281,618	$421,868	$73,342,086
Corporate debt securities	16,042,954	1,452,112	-	17,495,066
Total	$84,525,290	$6,733,730	$421,868	$90,837,152
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$9,239,827	$3,732,618	$85,739	$12,886,706
Total	$9,239,827	$3,732,618	$85,739	$12,886,706
Short-term investments-
Certificates of deposit and other	$24,772,235	$-	$-	$24,772,235
Total	$24,772,235	$-	$-	$24,772,235

December 31, 2009
Fixed Maturities-
Held-to-maturity, at amortized cost-
Obligations of states and political subdivisions	$2,000	$-	$-	$2,000
Total	$2,000	$-	$-	$2,000
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$70,311,741	$3,373,339	$676,038	$73,009,042
Corporate debt securities	14,735,742	1,056,402	-	15,792,144
Total	$85,047,483	$4,429,741	$676,038	$88,801,186
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$8,241,767	$3,643,832	$31,298	$11,854,301
Total	$8,241,767	$3,643,832	$31,298	$11,854,301
Short-term investments-
Certificates of deposit and other	$20,717,434	$-	$-	$20,717,434
Total	$20,717,434	$-	$-	$20,717,434

The scheduled maturities of fixed maturity securities at September 30, 2010 were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$5,278,264	$5,329,247	$-	$-
Due after one year through five years	31,527,036	33,841,652	-	-
Due five years through ten years	34,326,676	37,790,332	-	-
Due after ten years	13,393,314	13,875,921	-	-
Total	$84,525,290	$90,837,152	$-	$-

Gross realized gains and losses on securities for the nine months ended September 30 are summarized as follows:

	2010	2009

Gross realized gains:
Obligations of states and political subdivisions	$19,927	$5,496
Common stocks and nonredeemable preferred stocks	440,797	387,556
Total	$460,724	$393,052
Gross realized losses:
Obligations of states and political subdivisions	$-	$-
Common stocks and nonredeemable preferred stocks	(73,419)	(519,826)
Total	(73,419)	(519,826)
Net realized gain (loss)	$387,305	$(126,774)

Realized gains and losses are determined on the specific identification method.  Also included in net realized gain (loss) on investments are impairments of other investments and other assets in the consolidated statements of income for the nine months ended September 30, 2010 and 2009 is ($81,239) and ($273,986) of losses from other investments, respectively.

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2010
Auction rate securities	$-	$-	$3,493,932	$(406,068)	$3,493,932	$(406,068)
Obligations of states and political subdivisions	1,211,023	(15,800)	-	-	1,211,023	(15,800)
Total Fixed Income Securities	$1,211,023	$(15,800)	$3,493,932	$(406,068)	$4,704,955	$(421,868)
Equity Securities	1,285,268	(63,260)	251,224	(22,479)	1,536,492	(85,739)
Total temporarily impaired securities	$2,496,291	$(79,060)	$3,745,156	$(428,547)	$6,241,447	$(507,607)

December 31, 2009
Auction rate securities	$-	$-	$7,283,395	$(588,335)	$7,283,395	$(588,335)
Obligations of states and political subdivisions	4,343,398	(87,703)	-	-	4,343,398	(87,703)
Total Fixed Income Securities	$4,343,398	$(87,703)	$7,283,395	$(588,335)	$11,626,793	$(676,038)
Equity Securities	494,367	(15,284)	285,874	(16,014)	780,241	(31,298)
Total temporarily impaired securities	$4,837,765	$(102,987)	$7,569,269	$(604,349)	$12,407,034	$(707,336)

As of September 30, 2010, the Company held $4,704,955 in fixed maturity securities with unrealized losses of $421,868.  As of December 31, 2009, the Company held $11,626,793 in fixed maturity securities with unrealized losses of $676,038.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and likely will not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of September 30, 2010, the Company held $1,536,492 in equity securities with unrealized losses of $85,739.  As of December 31, 2009, the Company held $780,241 in equity securities with unrealized losses of $31,298.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity income securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired at September 30, 2010.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macroeconomic changes.  A total of 33 and 31 securities had unrealized losses at September 30, 2010 and December 31, 2009, respectively.  Reviews of the values of securities are inherently uncertain, and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.

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

Title Claim.  On September 29, 2010, the Company was notified that it may have exposure to a title claim with a potential loss range of $0 to $1,300,000.  Because the information available is uncertain and additional information and investigation is required, predicting the ultimate exposure to the Company cannot be done at this time.  The Company is currently investigating the validity of the claim and whether the alleged title defect is covered or excluded under the relevant policy.  Based on the current information available, the Company has recorded no known claim reserve amount relating to this exposure.  Depending on the overall exposure of the potential loss, the Company’s IBNR reserve may already sufficiently accrue for this claim.  Larger loss amounts within the range may require additional reserves.   Reserves have not been adjusted for this claim based on the uncertain exposure.

Regulation.  The Company’s title insurance and trust subsidiaries are regulated by various federal, state and local governmental agencies and are subject to various audits and inquiries. It is the opinion of management based on its present expectations that these audits and inquiries will not have a material impact on the Company’s consolidated financial condition or operations.

Escrow and Trust Deposits.  As a service to its customers, the Company, through Investors Title Insurance Company (“ITIC”), administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.  However, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchanges Proceed.  In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $14,048,000 and $16,518,000 as of September 30, 2010 and December 31, 2009, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. These like-kind exchange funds are primarily invested in money market and other short-term investments, including approximately $950,000 of ARS, as of September 30, 2010. The Company does not believe the current illiquidity of the ARS will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

Contingent Gain.  The Company has incurred and paid claims of approximately $1,765,000 related to a defalcation that occurred during the fourth quarter of 2008 for which it owns rights of reimbursement through a fidelity bond.  In June 2010, the fidelity bond underwriter made a partial payment of the claims amounting to $942,000.  Approximately $600,000 of the claims, net of deductible, is yet to be finalized.  The Company anticipates that it will be reimbursed by the fidelity bond underwriter for a majority of these pending claims in future periods. As of September 30, 2010, no accrual had been recorded, as no settlement agreement relating to the pending claims has been finalized.

Note 10 – Related Party Transactions

The Company does business with unconsolidated LLCs that it has investments in that are accounted for under the equity method of accounting. These unconsolidated companies are primarily title insurance agencies.  The following table sets forth the approximate values by period found within each financial statement classification:

Financial Statement Classification,			As of September 30,	As of December 31,
Consolidated Balance Sheets			2010	2009
Other investments			$1,610,000	$1,305,000
Premiums and fees receivable			$755,000	$545,000

Financial Statement Classification,	For the three months ended September 30,		For the nine months ended September 30,
Consolidated Statements of Income	2010	2009	2010	2009
Net premiums written	$3,724,000	$2,481,000	$8,572,000	$9,840,000
Other income	$451,000	$226,000	$906,000	$1,384,000

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2009 Annual Report on Form 10-K should be read in conjunction with the following discussion since it contains important information for evaluating the Company's operating results and financial condition.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("N-ITIC").  Operating revenues from the title segment accounted for 94.4% of the Company’s operating revenues for the nine months ended September 30, 2010. Through ITIC and N-ITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

The Company’s exchange services division, ITEC and ITAC, provides customer services in connection with tax-deferred real property exchanges through its subsidiaries.  ITEC serves as a qualified intermediary in like-kind exchanges of real or personal property under Section 1031 of the Internal Revenue Code of 1986, as amended.  In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period.  ITAC serves as exchange accommodation titleholder in reverse exchanges.  An exchange accommodation offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.

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

Steps taken by the U.S. government to provide economic stimulus during the past year generally had a positive effect on the Company’s sales of title insurance.  Under the Home Affordable Refinance Program, certain homeowners were able to get refinancing loans.  The Economic Stimulus Bill included an $8,000 tax credit available for certain first time home buyers for the purchase of a principal residence on or after January 1, 2009.  On July 2, 2010, the President signed a law which extended the first-time homebuyer credit to persons who signed a binding purchase contract by April 30, 2010 and closed on the purchase of their residence by September 30, 2010.  A similar credit of $6,500 was also extended for homebuyers who have owned their current home at least five years.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States decreased to 4.78% for the nine months ended September 30, 2010, compared with 5.08% for the nine months ended September 30, 2009.  According to the Mortgage Bankers Association, this decline in mortgage interest rates has lead to an increase in refinancing activity.  During the third quarter of 2010, the refinance index rate reached its highest level since May 2009.

Historically, activity in real estate markets has varied over the course of market cycles in response to evolving economic factors.  The Company anticipates that current market conditions, including an elevated pace of foreclosures, weak home sales, falling home prices, declining commercial real estate prices and tighter loan underwriting standards, will be primary influences on the Company’s operations until further stabilization occurs.  Absent unexpected declines in interest rate levels, management believes that refinance loan volume will likely return to historical levels.  Additionally, the Company is monitoring conditions in the commercial real estate market, which is widely believed to be subject to the risk of a surge in loan failures over the next few years.  Such an increase in loan failures could impact the Company in different ways, including, without limitation, by increasing claim volume.  Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company’s consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosures surrounding contingencies and commitments.  Actual results could differ from these estimates.  During the nine months ended September 30, 2010, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”).

Results of Operations

For the quarter ended September 30, 2010, net premiums written increased 17.3% to $16,749,395, investment income increased 2.5% to $934,754, total revenues increased 17.1% to $19,161,684, operating expenses increased 12.3% to $17,153,583 and net income increased 49.5% to $1,449,101, all compared with the same quarter in 2009.  Both net income per basic and diluted common share increased 50.0% to $0.63, compared with the same prior year period.

Net operating results for the quarter ended September 30, 2010 were primarily impacted by an increase in premium volume related to refinance activity partially offset by an increase in commissions.

For the nine months ended September 30, 2010, net premiums written decreased 15.0% to $42,174,647, investment income decreased 3.7% to $2,757,228, total revenues decreased 13.4% to $49,077,861, operating expenses decreased 13.5% to $44,051,785 and net income decreased 11.4% to $4,004,076, all compared with the same prior year period.  Net income per basic common share decreased 11.2% to $1.75 and net income per diluted common share decreased 10.7% to $1.75, compared with the same prior year period.

Net operating results for the nine months ended September 30, 2010 were primarily impacted by a decline in premium volume due to lower levels of real estate activity, offset by reductions in the provision for claims and commissions to agents.  The provision for claims decreased due to a $942,000 recovery payment in the second quarter of 2010 from the Company’s fidelity bond related to a large fraud claim that occurred in 2008.  In addition the claims provision was down due to the decline in premium volume and favorable experience in 2010 compared with 2009.  Commissions were down commensurate with the decline in premium volume.

Operating Revenues

Operating revenues include net premiums written plus other fee income and exchange services income. Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately following operating revenues.

Title Orders:  The volume of title orders issued decreased 17.0% in the first nine months of 2010 to 145,260 compared with 175,001 title orders in the same period in 2009.  The Company believes that the weak housing market and the decrease in refinancing activity were the primary reasons for the decline in net premiums written and order counts.

Title insurance companies typically issue title insurance policies directly through branch offices or through title agencies.  Following is a breakdown between the Company’s branch and agency premiums for the three and nine month periods ended September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	%	2009	%	2010	%	2009	%
Branch	$4,870,568	29.1	$4,680,845	32.8	$13,040,632	30.9	$17,380,223	35.0
Agency	11,878,827	70.9	9,601,770	67.2	29,134,015	69.1	32,224,600	65.0
Total	$16,749,395	100	$14,282,615	100	$42,174,647	100	$49,604,823	100

Home and Branch Office Net Premiums:  In the Company’s branch operations, the Company issues the insurance policy and retains the entire premium as no commissions are paid in connection with branch transactions.  Net premiums written from branch operations increased 4.1% and decreased 25.0% for the three and nine month periods ended September 30, 2010, respectively, as compared with the respective prior year periods.   The increase in the third quarter of 2010 relates primarily to increased refinance activity and the year to date decrease in 2010 primarily reflects the downturn in the overall real estate market and a decline in mortgage refinancing from the prior year.  Of the Company’s 29 branch locations that underwrite title insurance policies, 27 are located in North Carolina and, as a result, the branch net premiums written are primarily in North Carolina.

Agency Net Premiums:  Agents retain the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  The increase in the percentage of total premiums written by agencies in 2010 is primarily due to the Company’s strategy of growth through expansion of its agency base and the influence of local geographic trends.  Agency net premiums written increased 23.7% primarily due to increases in refinance activity and decreased 9.6% primarily from a decline in refinance activity and a downturn in the overall real estate market, for the three months and nine month periods ended September 30, 2010, respectively, as compared to the same prior year periods.

Following is a schedule of net premiums written for the three and nine month periods ended September 30, 2010 and 2009 in all states in which the Company’s two insurance subsidiaries ITIC and N-ITIC currently underwrite insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State	2010	2009	2010	2009
Illinois	$1,053,060	$478,044	$2,056,594	$2,335,265
Kentucky	867,814	713,474	2,367,861	2,533,651
Michigan	837,384	1,123,194	2,820,240	3,753,889
New York	794,799	523,629	1,669,098	2,359,472
North Carolina	6,370,911	6,000,363	17,055,366	21,857,728
Pennsylvania	882,142	588,988	2,001,675	2,074,806
South Carolina	1,727,802	1,690,176	4,474,207	4,222,027
Tennessee	685,370	610,055	1,713,880	1,928,614
Virginia	1,157,659	1,226,751	3,214,050	3,927,202
West Virginia	700,623	572,892	1,666,314	1,730,612
Other States	1,714,590	771,761	3,238,104	2,931,419
Direct Premiums	16,792,154	14,299,327	42,277,389	49,654,685
Reinsurance Assumed	9,900	7,350	19,834	8,150
Reinsurance Ceded	(52,659)	(24,062)	(122,576)	(58,012)
Net Premiums	$16,749,395	$14,282,615	$42,174,647	$49,604,823

Other Revenues:  Other revenues primarily include investment management fee income, income related to the Company’s equity method investments, exchange service revenues, agency service fees, as well as search fee and other ancillary fees. Other revenues were $1,522,399 and $3,839,920 for the three and nine month periods ended September 30, 2010, respectively, compared with $1,278,838 and $4,599,451 for the three and nine month periods ended September 30, 2009.  The increase in other revenues for the three months ended September 30, 2010 is primarily due to increases from equity in earnings of unconsolidated affiliates, fees associated with the title segment, and management services income.  The decline in other revenues for the nine months ended September 30, 2010 is primarily due to decreases from equity in earnings of unconsolidated affiliates and exchange service revenues, partially offset by an increase in management services income and fees.

Non-Operating Revenues

Investment income and realized gains and losses from investments are included in nonoperating revenues.

The Company derives a substantial portion of its income from investments in municipal and corporate bonds and equity securities.  The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders.

In formulating its investment strategy, the Company has emphasized after-tax income.  The Company’s investments are primarily in fixed maturity securities and, to a lesser extent, equity securities.  The effective maturity of the majority of the fixed income investments is within 10 years.  The Company’s invested assets are managed in consideration of enterprise-wide objectives intended to assure solid funding of its obligations, as well as evaluations of their long-term effect on the stability of capital accounts.

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

Investment income increased 2.5% to $934,754 for the three months ended September 30, 2010, compared with $911,982 in the same period in 2009.  For the nine months ended September 30, 2010, investment income decreased 3.7% to $2,757,228 compared with $2,862,071 in the same period in 2009.  The increase in investment income for the three months ended September 30, 2010 was primarily due to interest earned on higher investment levels of fixed maturities and short term investments.  The decline in investment income for the nine month period ended September 30, 2010 was due primarily to lower levels of interest earned on short-term funds and the maturity of older securities which yielded higher rates of interest relative to current investments.

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

Net realized gain on investments was $306,066 for the nine month period ended September 30, 2010, compared with a net realized loss of $400,760 for the same period in 2009.  The 2010 year-to-date net gain included impairment charges of $91,740 on certain investments in the Company’s portfolio that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments of $397,806.  The 2009 year-to-date net loss for the same period included impairment charges of $745,353 on certain investments offset by net realized gains on the sales of investments of $344,593.    Management believes unrealized losses on remaining fixed income and equity securities at September 30, 2010 are temporary in nature.

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

Operating Expenses

The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provisions for claims and office occupancy and operations. Operating expenses increased 12.3% and decreased 13.5% for the three and nine month periods ended September 30, 2010, respectively, compared with the same periods in 2009.  The increase in operating expenses for the three months ended September 30, 2010 resulted primarily from an increase in commissions.  The total decrease in operating expenses for the nine months ended September 30, 2010 resulted primarily from decreases in commissions, provision for claims, and salaries and employee benefits.

Following is a summary of the Company’s operating expenses for the three and nine month periods ended September 30, 2010 and 2009. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 5 in the accompanying Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	%	2009	%	2010	%	2009	%
Title insurance	$15,802,179	92.1	$14,064,863	92.1	$40,445,497	91.8	$47,690,427	93.6
All other	1,351,404	7.9	1,205,711	7.9	3,606,288	8.2	3,235,679	6.4
Total	$17,153,583	100	$15,270,574	100	$44,051,785	100	$50,926,106	100

Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 26.2% due to increased premiums from agency operations in the quarter and decreased 10.7% due to decreased premiums from agency operations for the three and nine month periods ended September 30, 2010, respectively, compared with the respective prior year periods.  Commission expense as a percentage of net premiums written by agents was 72.7% and 71.1% for the three and nine months periods ended September 30, 2010, respectively, compared with 71.2% and 72.0% for the same periods in 2009, respectively.  Commission rates vary by the geographic area in which the commission is earned and may be influenced by state regulations.

Provisions for Claims:  The provision for claims as a percentage of net premiums written (“loss provision ratio”) was 10.9% for the three months ended September 30, 2010 versus 13.5% for the same period in 2009.  The favorable comparison in the provision for the quarter ended September 30, 2010 is primarily related to a lower estimated loss ratio for policy year 2010 and  more favorable claims experience in the current year period.  For the nine months ended September 30, 2010 and 2009, the loss provision ratio was 7.7% and 13.6%, respectively. Factors resulting in the lower loss provision rate include a lower estimated rate for 2010, more favorable experience related to prior policy years and a recovery of approximately $942,000 in the second quarter of 2010 related to a claim from calendar year and policy year 2008.  The Company collected this money as a result of the filing of a claim against a fidelity bond.

The improvement in the loss provision rates for the three and nine months periods ended September 30, 2010 from the respective 2009 levels resulted in approximately $449,000 and $2,480,000 less in reserves, respectively, than would have been recorded at the higher 2009 levels. Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops. Declining economic conditions and/or declines in transaction volumes have historically been drivers of increased claim expenses due to increased mechanics liens, defalcations and other matters which may be discovered during property foreclosures.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $1,506,522 and $4,669,341 for the three and nine month periods ended September 30, 2010, respectively, compared with $2,091,459 and $6,545,399 for the respective 2009 periods.

Reserves for Claims:  At September 30, 2010, the total reserves for claims were $38,065,000.  Of that total, $6,157,516 was reserved for specific claims, and approximately $31,907,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes:  Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $4,354,854 and $13,185,127 for the three and nine month periods ended September 30, 2010, respectively, compared with $4,195,751 and $13,862,993 for the same periods in 2009. The decrease in the nine months ended September 30, 2010 was primarily due to a reduction in headcount and a reduction in employee benefit expenses.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 22.7% and 25.6% for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, salaries, employee benefits and payroll taxes as a percentage of total revenues were 26.9% and 24.5% for 2010 and 2009, respectively.

Office Occupancy and Operations:  Overall office occupancy and operations as a percentage of total revenues was 5.1% and 6.0% for the three months ended September 30, 2010 and 2009, respectively, and 6.2% and 5.8% for the nine months ended September 30, 2010 and 2009, respectively.  In dollar terms, office occupancy and operations decreased in both periods. The decrease in the absolute amount of office occupancy and operations expenses for the three and nine month periods ended September 30, 2010 compared with 2009 was due to a decrease in various items, including rent, depreciation, telecommunications, postage and printing.

Premium and Retaliatory Taxes:  Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states, they are subject to premium and retaliatory taxes, as defined by statute.  Premium tax rates vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 2.0% and 2.2% for the three and nine month periods ended September 30, 2010, respectively, compared with 1.9% and 2.0% for the same periods in 2009.

Professional and Contract Labor Fees:  Professional and contract labor fees were $334,973 and $1,038,845 for the three and nine month periods ended September 30, 2010 compared with $330,959 and $982,948 for the same prior year periods.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust subsidiaries, as well as other miscellaneous expenses of the title insurance subsidiaries.  These amounts typically fluctuate in relation with transaction volume of these consolidated subsidiaries.

Income Taxes:  Income tax expense as a percentage of earnings before income taxes was 27.8% and 20.3% for the three and nine month periods ended September 30, 2010, respectively, compared with 11.3% and 21.3% for the same periods in 2009.  The effective tax rates for the periods were below the U.S. federal statutory income tax rate (34%) primarily due to the proportion of tax-exempt investment income to pre-tax income.

The Company believes it is more likely than not that the tax benefits associated with impairment, recognized and unrecognized losses recorded through September 30, 2010 will be realized.  However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Liquidity:  Cash flows provided by operating activities decreased in the nine months ended September 30, 2010 from the prior year period due to a lower provision for claims, an increase in income tax receivable and a decrease in the income tax payable offset by an increase in accounts payable and accrued liabilities. Cash and cash equivalents at September 30, 2010 decreased approximately $3,266,000 from December 31, 2009 to approximately $5,467,000, due to cash used in investing and financing activities in 2010.

Due to the Company’s historical consistent ability to generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating cash needs for the foreseeable future.  However, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, the Company’s claims-paying ability and its financial strength ratings.  The Company is unaware of any trend that is likely to result in material adverse liquidity changes, but continually assesses its capital allocation strategy, including decisions relating to repurchasing the Company’s stock and/or conserving cash.  The Company’s current cash requirements include general operating expenses, income taxes, capital expenditures, dividends on its common stock declared by the Board of Directors and repurchases of its common stock.

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

Cash Flows:  Net cash flows provided by operating activities were $1,847,825 and $3,829,355 for the nine months ended September 30, 2010 and 2009, respectively with the primary use of cash in operations being payments of claims totaling $4,669,341 and $6,545,399 for the nine months ended September 30, 2010 and 2009, respectively.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and operating requirements.

The principal non-operating use of cash and cash equivalents was purchases of securities for the investment portfolio and the payment of dividends.  The net effect of all activities on total cash and cash equivalents was a decrease of $3,265,880 for 2010 and an increase of $3,662,895 for 2009.  As of September 30, 2010, the Company held cash and cash equivalents of $5,467,341, short-term investments of $24,772,235, fixed maturity securities of $90,837,152 and equity securities of $12,886,706.

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

Capital Expenditures:  During 2010, the Company has plans for various capital improvement projects, including several software development projects that are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

The total reserve for all reported and unreported losses the Company incurred through September 30, 2010 is represented by the reserves for claims. Information regarding the claims reserves can be found in Note 2 to the consolidated financial statements of this Form 10-Q.  Further information on contractual obligations related to the reserves for claims can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

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

●
the level of real estate transactions, the level of mortgage origination volumes (including refinancing) and changes to the insurance requirements of the participants in the secondary mortgage market, and the effect of these factors on the demand for title insurance;

●	changes in general economic conditions, including the performance of the capital, credit and real estate markets;
●	compliance with government regulation and significant changes to applicable regulations or in their application by regulators;
●	the possible inadequacy of provisions for claims to cover actual claim losses;
●	the incidence of fraud-related losses;
●	heightened regulatory scrutiny and investigations of the title insurance industry;
●	unanticipated adverse changes in securities markets, including interest rates, resulting in material losses on the Company’s investments;
●	the Company’s dependence on key management personnel, the loss of whom could have a material adverse affect on the Company’s business;
●	the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner;
●
statutory requirements applicable to the Company’s insurance subsidiaries which require them to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that they may pay to the Company without prior regulatory approval;

●	significant competition that the Company’s operating subsidiaries face;
●	the Company’s business concentration in the State of North Carolina; and
●	weakness in the commercial real estate market and increases in the amount or severity of commercial real estate claims.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010, to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)       None
(b)       None
(c)       The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended September 30, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				481,339
07/01/10– 07/31/10	500	$30.98	500	480,839
08/01/10– 08/31/10	5,217	$29.47	5,217	475,622
09/01/10– 09/30/10	500	$31.70	500	475,122
Total:	6,217	$29.77	6,217	475,122

For the quarter ended September 30, 2010, the Company purchased an aggregate of 6,217 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company anticipates making further purchases under this Plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and what alternative uses then exist for such cash.

Item 6.   Exhibits

3.1	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 12, 2010)

10.1	Amended and Restated Rights Agreement dated as of August 9, 2010 by and between the Company and First-Citizens Bank & Trust Company (d/b/a First Shareholder Services), as Rights Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1) filed on August 12, 2010)

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS TITLE COMPANY

	By:	/s/ James A. Fine, Jr.
James A. Fine, Jr.
President, Principal Financial Officer and
Principal Accounting Officer

Dated: October 29, 2010