Form 10-K
period 2010-12-31
INVESTORS TITLE CO
filed 2011-03-09
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from __to __

Commission file number  0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1110199 (I.R.S. Employer Identification No.)

121 North Columbia Street Chapel Hill, North Carolina 27514 (919) 968-2200
(Address and telephone number of principal executive office)

Securities registered pursuant to section 12(b) of the Act: Common Stock, no par value Rights to Purchase Series A Junior Participating Preferred Stock	Name of each exchange on which registered: NASDAQ Global Market NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [ ]	No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ]	No [X]

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

The aggregate market value of the common shares held by non-affiliates was $52,150,367 based on the closing sales price on the NASDAQ Global Market on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2010).

As of February 15, 2011, there were 2,280,196 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 18, 2011 are incorporated by reference in Part III hereof.

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

●	changes in general economic, business, and political conditions, including the performance of the financial and real estate markets;

●	compliance with government regulation and significant changes to applicable regulations or in their application by regulators;

●	the possible inadequacy of provisions for claims to cover actual claim losses;

●	the incidence of fraud-related losses;

●	heightened regulatory scrutiny and investigations of the title insurance industry;

●	unanticipated adverse changes in securities markets, including interest rates, could result in material losses on the Company's investments;

●	the Company's dependence on key management personnel, the loss of whom could have a material adverse affect on the Company's business;

●	the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner;

●
statutory requirements applicable to the Company’s insurance subsidiaries which require them to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that they may pay to the Company without prior regulatory approval;

●	significant competition that the Company’s operating subsidiaries face;

●	the Company’s business concentration in the State of North Carolina, the source of approximately 38% of our title insurance premiums;

●	weakness in the commercial real estate market and increases in the amount or severity of commercial real estate claims; and

●	other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.

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

INVESTORS TITLE COMPANY AND SUBSIDIARIES

PART I
ITEM 1.               BUSINESS

GENERAL

Investors Title Company (the "Company") is a holding company that operates through its subsidiaries and was incorporated in the state of North Carolina in 1973.  The Company became operational in 1976, when it acquired Investors Title Insurance Company ("ITIC"), which had itself been operating since 1972, as a wholly owned subsidiary under a plan of exchange of shares of common stock.  In 1983, the Company acquired National Investors Title Insurance Company (“NITIC”), formerly Northeast Investors Title Insurance Company, which had itself been operating since 1973, as a wholly owned subsidiary under a plan of exchange of shares of common stock.  The Company's executive offices are located at 121 North Columbia Street, Chapel Hill, North Carolina 27514 and its telephone number is (919) 968-2200.  The Company maintains a website at www.invtitle.com.

OVERVIEW OF THE BUSINESS

The Company engages in several lines of business.  Its primary business activity, and its only reportable operating segment, is the issuance of residential and commercial title insurance through ITIC and NITIC.  Additionally, the Company provides tax-deferred real property exchange services through its subsidiaries, Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”); investment management and trust services to individuals, trusts and other entities through its subsidiaries Investors Trust Company (“Investors Trust”) and Investors Capital Management Company (“ICMC”); and management services to title insurance agencies through its subsidiary, Investors Title Management Services (“ITMS”).    See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to the revenues, income and assets attributable to the Company's primary operating segment.

Title Insurance

Through its two wholly owned title underwriting subsidiaries, ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  ITIC and NITIC offer primary title insurance coverage to both owners and mortgagees of real estate, as well as the reinsurance of title insurance risks to other title insurance companies. Title insurance protects against loss or damage resulting from title defects affecting real property.  The commitments and policies are predominantly issued using standard forms approved by the American Land Title Association (“ALTA”).

Upon a real estate closing, the seller executes a deed to the new owner. When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property.  If a claim is made against the title to real property, title insurance provides indemnification against insured defects.

Numerous types of defects could jeopardize the property owner's or mortgagee’s interest in the property, as defined in the title policy.  Such risks include title being vested in an individual or entity other than the insured, unmarketable title, lack of a right of access to the property, invalidity or unenforceability of the insured mortgage, or other defects, liens, or encumbrances against the property.  Examples of common types of covered risks include defects arising from prior unsatisfied mortgages, tax liens or confirmed assessments, judgments against the property or encumbrances against the property arising through easements, restrictions or other existing covenants.  Title insurance also generally protects against deeds or mortgages with inaccurate legal descriptions, that were forged or improperly acknowledged or delivered, that were executed by spouses without the other spouse’s signature or release of marital interest or that were conveyed by minors or incompetents.

Title Insurance Policies. There are two basic types of title insurance policies - one for the mortgage lender and one for the real property owner.  A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender's title insurance policy does not protect the property owner.  The property owner has to purchase a separate owner's title insurance policy to protect his investment.  The Company issues title insurance policies on the basis of a title report.  The title report documents the current status of title to the property.

Insured Risk on Policies in Force. Generally, the amount of the insured risk or “face amount” of insurance under a title insurance policy is equal to the lesser of the purchase price or the fair market value of the insured property.  If a claim is made against an insured property’s title, the insurer is responsible for paying the legal costs of eliminating covered title defects and defending the insured party against covered title defects affecting the property.  The insurer may choose to pay the policy limits to the insured or, if the loss is less than policy limits, the amount of the insured’s actual loss due to the title defect, at which time the insurer's duty to defend the claim and all other obligations of the insurer with respect to the claim are satisfied.

At any given time, the insurer's actual risk of monetary loss under outstanding policies is only a portion of the aggregate insured risk, or total face amount, of all policies in force.  The lower risk results primarily from the reissuance of title insurance policies by other underwriters over time when the property is subsequently conveyed or refinanced.  The coverage on a lender's title insurance policy is reduced and eventually terminated as the mortgage loan it secures is paid.  An owner's policy is effective as long as the insured has an ownership interest in the property or has liability under warranties of title.  Due to the variability of these factors, the aggregate contingent liability of a title underwriter on outstanding policies of the Company and its subsidiaries cannot be determined with any precision.

Losses and Reserves. While most other forms of insurance provide for the assumption of risk of loss arising from unforeseen events, title insurance is based upon a process of loss avoidance.  Title insurance generally serves to protect the policyholder from the risk of loss from events that predate the issuance of the policy.  Losses on policies typically occur when a title defect is not discovered during the examination and settlement process or upon the occurrence of certain hidden risks which cannot be determined from an accurate search of public land records. The maximum amount of liability under a title insurance policy is generally the face amount of the policy plus the cost of defending the insured’s title against an adverse claim and any inflation protection clause associated with the policy.  Reserves for claim losses are established based upon known claims, as well as estimated losses incurred but not yet reported to the Company based upon historical experience and other factors.

Title claims can often be complex, vary greatly in dollar amounts, are affected by economic and market conditions and may involve uncertainties as to ultimate exposure.  Therefore, reserve estimates are subject to variability.  For a more complete description of the Company’s reserves for claims, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Title Insurance Underwriting Operations.  ITIC and NITIC issue title insurance through branch operations or through partially owned or independent title insurance agents. The Company’s title insurance subsidiaries determine the terms and conditions upon which they will insure title to the real property according to their underwriting standards, policies and procedures. Title insurance premiums written reflect a one-time premium payment, with no recurring premiums.

Generally, premiums for title insurance are recorded and recognized as revenue at the closing of the related transaction, when the earnings process is considered complete.  When the policy is issued directly through a branch office, the premiums collected are retained by the Company.  When the policy is issued through a title insurance agent, the agent retains a majority of the premium as a commission.  Title insurance commissions earned by the Company's agents are recognized as expense concurrently with premium recognition.  The percentage of the premium retained by agents varies from region to region and is sometimes regulated by the states.

For a description of the level of net premiums written by direct and agency operations, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Geographic Operations.   ITIC was incorporated in North Carolina in 1972, and is licensed to write title insurance in 44 states and the District of Columbia.  It currently writes title insurance in 22 states and the District of Columbia, primarily in the eastern half of the United States.

NITIC was incorporated in South Carolina in 1973, and is licensed to write title insurance in 20 states and the District of Columbia.  It currently writes title insurance as a primary insurer and as a reinsurer in the states of New York and Texas, and as a reinsurer for ITIC.

Premiums from title insurance written on properties located in the State of North Carolina represent the largest source of revenue for the title insurance segment. In North Carolina, ITIC primarily issues title insurance commitments and policies through branch offices. In other states, title policies are primarily issued through issuing agents.  For a description of the level of net premiums written geographically for significant states, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Each state license authorizing ITIC or NITIC to write title insurance must be renewed annually.  These licenses are necessary for the companies to operate as a title insurer in each state in which they write premiums.

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

In the ordinary course of business, ITIC and NITIC reinsure certain risks with other title insurers to limit their risk exposure and to comply with state insurance regulations.  They also assume reinsurance for certain risks of other title insurers for which they receive additional income.  For the last two years, revenues from reinsurance activities accounted for less than 1% of total premium volume.

Exchange Services, Investment Management and Trust Services, and Management Services

The Company’s other lines of business include services offered by wholly owned subsidiaries ITEC, ITAC, Investors Trust, ICMC, and ITMS.

In 1988, the Company established ITEC to provide services in connection with tax-deferred exchanges of like-kind property pursuant to Section 1031 of the Internal Revenue Code.  ITEC acts as an intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investments, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company. ITAC provides services for accomplishing reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property.  The services provided by the Company’s exchange division, ITEC and ITAC, are pursuant to provisions in the Internal Revenue Code.  From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently the revenues and profitability of the Company’s exchange division.

Investors Trust and ICMC work together to provide investment management and trust services to individuals, companies, banks and trusts.

ITMS offers various consulting services to provide clients with the technical expertise to start and successfully operate a title insurance agency.

None of these subsidiaries is currently a reportable segment for which separate financial information is presented; instead, they are collectively included and reported in the category “All Other” in the Company’s financial statements.

CYCLICALITY AND SEASONALITY

Real estate activity, home sales and mortgage lending are cyclical in nature.  Title insurance premiums are closely related to the level of real estate activity and the average price of real estate sales.  The availability of funds to finance purchases directly affects real estate sales.  Other factors include mortgage interest rates, consumer confidence, economic conditions, supply and demand and family income levels.  The Company’s premiums in future periods are likely to fluctuate due to these and other factors which are beyond management’s control.

Historically, the title insurance business tends to be seasonal as well as cyclical. Because home sales are typically strongest in periods of favorable weather, the first calendar quarter tends to have the lowest activity levels, while the remaining spring and summer quarters tend to be more active.  Refinance activity is generally less seasonal, but it is subject to interest rate fluctuations.

Fluctuations in mortgage interest rates, as well as other economic factors, can cause cyclical shifts in real estate activity outside of the normal pattern of seasonality.  The Company anticipates that current market conditions, including the subprime lending crisis, rising foreclosures, weakening home sales, falling home prices and declining commercial real estate prices, will be the primary influences on the Company’s operations until further stabilization occurs.

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

ITIC and NITIC strive to provide superior service to their customers and consider this an important factor in attracting and retaining customers.  Branch and corporate personnel strive to develop new business and agency relationships to increase market share, and ITIC's Commercial Services Division provides services to commercial clients.

REGULATION

Title Insurance

The Company is an insurance holding company and therefore it is subject to regulation in the states in which its insurance subsidiaries do business.  These regulations, among others, require insurance holding companies to register and file certain reports, and require prior regulatory approval of the payment of dividends and other intercompany distributions or transfers.

Title insurance companies are extensively regulated under applicable state laws.  All states have requirements for admission to do business as an insurance company, including minimum levels of capital and surplus and establishing reserves.  State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, as well as examinations and audits of title insurers.  At December 31, 2010, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states in which they are licensed.  A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various states’ laws to maintain assets of a defined minimum quality and amount.

The Company's insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed.  These and other governmental authorities have the power to enforce state and federal laws to which the title insurance subsidiaries are subject, including but not limited to, the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance covering the real estate settlement industry.

On July 22, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act.  This legislation overhauls the regulations governing the real estate finance industry, and creates the Consumer Financial Protection Bureau (“CFPB”) as an independent agency within the Federal Reserve Bank.  The CFPB will have primary regulatory and enforcement authority over most consumer financial products and services, including the administration of RESPA. Within 12 months of the passage of the act, the CFBP must propose rules to harmonize the current RESPA disclosures with the required disclosures under the Truth in Lending Act.

The CFPB will also have authority to identify and address, through regulation, unfair, deceptive and abusive practices in the mortgage industry and certain other settlement service industries. The CFPB has been given broad enforcement authority to impose civil penalties for violations of $5,000 per day for routine violations, $25,000 per day for knowing violations and $1,000,000 per day for reckless violations.

Once fully established, the CFPB may propose rules which will potentially impact the business of the Company.  Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in the state legislatures and before the various insurance regulatory agencies. The Company regularly monitors such proposals, but their likelihood and timing, and the impact they may have on the Company and its subsidiaries cannot be determined at this time.

Any material change in the Company’s regulatory environment may have an adverse effect on its business.

Exchange Services, Investment Management and Trust Services, and Management Services

Exchange services are not federally regulated by any regulatory commission.  ITEC and ITAC provide services pursuant to Internal Revenue Service regulations providing taxpayers a safe harbor by using a qualified intermediary to structure tax-deferred exchanges of property and using an exchange accommodation titleholder to hold property in reverse exchange transactions.

Investors Trust is regulated by the North Carolina Commissioner of Banks.  ICMC and ITMS are not regulated by any federal regulatory commission.

COMPETITION

The title insurance industry is highly competitive.  The four largest title insurance companies typically maintain greater than eighty percent of the market for title insurance in the United States, with smaller “regional” companies holding the balance of the market.  The number and size of competing companies varies in the respective geographic areas in which the Company conducts business.  Key competitive factors in the title insurance industry are the financial strength and size of the insurer, timeliness and quality of service, price and expertise in certain transactions.  Title insurance underwriters also compete for agents based upon service and commission levels.  Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and related information than the Company.  In addition, there are numerous industry-related regulations and statutes that set out conditions and requirements to conduct business.  Changes to or the removal of such regulations and statutes could result in additional competition from alternative title insurance products or new entrants into the industry that could materially affect the Company's business operations and financial condition.

CUSTOMERS

The Company is not dependent upon any single customer or a few customers, and the loss of any single customer would not have a material adverse effect on the Company.

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in federal and municipal government securities and investment grade corporate bonds and equity securities.  The Company’s investment policy is designed to maintain a high quality portfolio and maximize income.  Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company's insurance subsidiaries.  The Company manages its investment portfolio via an affiliated entity.  The securities in the Company’s portfolio are subject to economic conditions and normal market risks.  The Company’s equity securities at December 31, 2010 and 2009 consisted of investments in various industry groups.  There were no significant investments in banks, trust and insurance companies at December 31, 2010.  Short-term investments, which consist primarily of money market instruments and certificates of deposit which have an original maturity of one year or less, are carried at cost, which approximates fair value due to the short duration to maturity.  In addition, at December 31, 2010 and 2009, the Company held investments that are accounted for using the equity method (see Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.)

See Note 3 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for the major categories of investments, scheduled maturities, fair values of investment securities and earnings by category.

ENVIRONMENTAL MATTERS

The title insurance policies ITIC and NITIC currently issue exclude any liability for environmental risks and contamination unless the Company issues a specific policy endorsement providing coverage for environmental liens recorded prior to the date of policy.  The Company has not experienced and does not anticipate that it or its subsidiaries will incur any significant expenses related to environmental claims.  In connection with tax-deferred exchanges of like-kind property, ITEC and ITAC may temporarily hold title to property pursuant to an accommodation titleholder agreement.  In such situations, the person or entity for which title is being held must execute an indemnification agreement under which it agrees to indemnify ITEC or ITAC for any environmental or other claims which may arise as a result of the arrangement.

EMPLOYEES

The holding company has no paid employees.  Officers of the holding company are full-time paid employees of ITIC.  The Company’s subsidiaries had 185 full-time employees and 11 part-time employees as of December 31, 2010.  None of the employees are covered by any collective bargaining agreements.  Management considers its relationship with its employees to be favorable.

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

EXECUTIVE OFFICERS OF THE COMPANY

Following is information regarding the executive officers of the Company as of February 26, 2011.  Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	76	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	48	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	44	Executive Vice President, Secretary and Director

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

The demand for the Company’s title insurance and other real estate transaction products and services varies over time and from year to year and is dependent upon, among other factors, the volume of commercial and residential real estate transactions and mortgage financing and refinancing transactions.  The volume of these transactions has historically been influenced by factors such as the state of the overall economy, the average price of real estate sales, the availability of mortgage financing and mortgage interest rates.  During an economic downturn or recession, as currently exists in the United States, or when the availability of credit, including mortgage financing, is limited or mortgage interest rates are increasing, real estate activity typically declines. The cyclical nature of the Company’s business has caused volatility in revenue and profitability in the past and is expected to do so in the future.

The real estate and credit markets have experienced significant volatility and disruption for more than 3 years and have created a difficult operating environment for the Company and other companies in industries related to real estate.  The value of residential real estate property and the volume of new and existing home sales have significantly declined since the market peak in 2005.  In addition, the Company holds investments in entities which may be negatively impacted by these conditions.  The ultimate depth and duration of the current economic instability is unknown.  If the current levels of real estate and credit market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience adverse effects, which may be material, to its results of operations and financial condition.

Demand for title insurance also depends in part upon the requirement by mortgage lenders and other participants in the secondary mortgage market that title insurance policies be obtained on residential and commercial real property.

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

Unfavorable claims experience will adversely affect the Company’s financial results.

The Company’s net income is affected by the extent to which its actual claims experience is consistent with the assumptions used in establishing reserves for claims.  Reserves for claims are established based on actuarial estimates of how much the Company will need to pay for reported claims, as well as claims which have been incurred but not yet reported.  In addition, management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims and other relevant factors in determining loss provision rates and the aggregate recorded expected liability for claims. Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of reserves for claims, the Company cannot determine precisely the amounts which it will ultimately pay to settle its claims.  Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future.  To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, the Company could be required to increase reserves.  Title claims can often be complex, vary greatly in dollar amounts and are affected by economic and market conditions and may involve uncertainties as to ultimate exposure, and therefore, reserve estimates are subject to variability.  Unfavorable economic conditions can lead to an increase in title insurance claims due to higher levels of defaults and foreclosures upon insured properties.  In addition, the Company may experience unexpected large losses periodically which require it to increase its loss reserves.

Deterioration of economic and credit markets may cause a decline in the performance of the Company’s investments and could have a material adverse affect on net income.

The Company and its subsidiaries derive a substantial portion of their income from short-term investments and investments in investment grade municipal and corporate bonds and equity securities. The Company’s investment policy is designed to balance the competing objectives of asset quality and investment income.  Changes in general economic conditions, interest rates, activity levels in securities markets and other external factors could adversely affect the value of the Company’s investment portfolio and, in turn, the Company’s operating results and financial condition.  Recent economic and credit market conditions have adversely affected the ability of some issuers of debt securities to repay their obligations and have affected the market values of the underlying securities.  If the carrying value of the Company’s investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of its investments, which could materially harm the Company’s results of operations and financial condition.  During the recent economic downturn, the Company has written down the value of some of its investment portfolio.

The Company’s insurance subsidiaries are subject to complex government regulations.  Changes in regulations may have an adverse affect on the Company’s results of operations.

The Company’s title insurance businesses are subject to extensive state laws and regulations by state insurance authorities in each state in which they operate.  These laws and regulations are primarily intended for the protection of policyholders and consumers.  The nature and extent of these laws and regulations typically involve, among other matters, licensing and renewal requirements and trade and marketing practices, including, but not limited to:

●	licensing of insurers and agents;
●	capital and surplus requirements;
●	approval of premium rates for insurance;
●	limitations on types and amounts of investments;
●	restrictions on the size of risks that may be insured by a single company;
●	deposits of securities for the benefit of policy holders;
●	filing of annual and other reports with respect to financial condition;
●	the amount of dividends and other payments made by insurance subsidiaries;
●	establishing reserves;
●	restrictions on the size of risks that may be insured by a single company;
●	regulation of insurance;
●	approval of policy forms; and
●	regulations regarding the use of personal information.

The Company’s other businesses operate within state and federal guidelines.  Any changes in the applicable regulatory environment or changes in existing regulations could restrict its existing or future operations or make it more burdensome to conduct them.

Title insurance rate regulation could have an adverse affect on the Company’s results of operations.

Rates for title insurance vary by state and are subject to extensive regulation.  The process of implementing a rate change in most states requires a pre-approval of the applicable state insurance regulator.  This regulation could impact the Company’s ability to adjust prices due to changing market conditions, which could adversely affect results of operations.

Weakness in the commercial real estate market could have an adverse affect on the Company’s results of operations.

Through the Company’s title insurance subsidiaries, it issues commercial title insurance policies in connection with real estate transactions.  The commercial real estate market is currently experiencing the effects of weak demand and availability of credit and, according to the MIT Center for Real Estate, commercial real estate prices are down 30.7% from their peak in mid-2007.  A study by SNL Financial LC found that the rate of delinquency for commercial real estate was 13.5%, above the national average for all real estate of 1.7%.   With the possibility of further declining values of commercial property, limited credit availability, increasing defaults and foreclosures on loans secured by commercial real estate, the Company could see an increase in the number of claims associated with these policies.  An increase in the amount or severity of claims could adversely affect the Company’s results of operations.

A downgrade or a potential downgrade from a rating agency could result in a loss of underwriting business.

The competitive positions of title insurance companies rely in part on the independent ratings of their financial strength and claims-paying ability.  The Company’s financial strength ratings are subject to continued periodic review by rating agencies and subject to change.  A significant downgrade in the ratings of either of the Company’s policy-issuing subsidiaries could negatively impact its ability to compete for new business and retain existing business and maintain licenses necessary to operate as title insurance companies in various states.

Competition affects the Company’s results of operations.

The title insurance industry is highly competitive.  Key competitive factors in the title insurance industry are quality of service, price within regulatory parameters, expertise, timeliness and the financial strength and size of the insurer.  Title companies compete for premiums by choosing various distribution channels which may include company-owned operations and issuing agency relationships with attorneys, lenders, realtors, builders and other settlement service providers.  Title insurance underwriters compete for agents on the basis of service and commission levels.  Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and information than the Company.  The number and size of competing companies varies in the different geographic areas in which the Company operates.  Competition among the major providers of title insurance or the acceptance of new alternatives to traditional title products by the marketplace could adversely affect the Company’s operations and financial condition.

The Company’s success relies on its ability to attract and retain key personnel and agents.

Competition for skilled and experienced personnel in the Company’s industry is high.  The Company may have difficulty hiring the necessary marketing and management personnel to support any future growth.  The loss of any key employee or the failure of any key employee to perform in their current position could prevent the Company from realizing future growth potential.  Also, the Company cannot provide assurance that it will succeed in attracting or retaining new agents.  Its results of operations and financial condition could be adversely affected if it is unsuccessful in attracting and retaining agents.

Insurance regulations limit the ability of the Company’s insurance subsidiaries to pay dividends to the holding company.

The Company is an insurance holding company and it has no substantial operations of its own.  The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans to it.  The Company’s insurance subsidiaries are subject to insurance and other regulations that limit the amount of dividends, loans or advances to it based on the amount of adjusted unassigned surplus and net income and require these subsidiaries to maintain minimum amounts of capital, surplus and reserves.  In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior state insurance regulatory approval.  These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or grow its business.

The Company relies upon North Carolina for about 38% of its title insurance premiums.  Changes in the economic or regulatory environment in North Carolina could have an adverse affect on the Company.

North Carolina is the largest source of revenue for the title insurance and, in 2010, North Carolina-based premiums accounted for approximately 38% of total premiums earned by the Company.  A decrease in the level of real estate activity in North Carolina, driven either by depressed economic conditions in the state, changes in its regulatory environment or other factors that could influence demand, could have a disproportionately negative impact on the Company’s financial results.

Financial institution failures could adversely affect the Company.

The Company has substantial deposits, including deposits that are owned by third parties in financial institutions.   There is no guarantee the Company, whether through the Federal Deposit Insurance Corporation or otherwise, would recover the funds it has deposited should one or more of the financial institutions at which the Company maintains deposits fail.

The Company may encounter difficulties managing growth or technology changes, which could adversely affect its results.

The Company has historically achieved revenue growth in part through a combination of developing related new products or services and increasing its market share for existing products. The Company’s future growth could come from services or geographic areas that are different from current business practices and locations with which management could be less familiar.  The expansion of the Company’s business, particularly in new services or geographic areas, or significant changes in technology may subject it to associated risks, such as the diversion of management’s attention, lack of substantial experience in operating such businesses and a change in competitive position resulting from technology changes.

Certain provisions of the Company’s shareholder rights plan may make a takeover of the Company difficult.

The Company has a shareholders rights plan which could discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to the Company’s shareholders for their common shares.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The Company owns two adjacent office buildings and property located on the corner of North Columbia and West Rosemary streets in Chapel Hill, North Carolina, which serve as the Company's corporate headquarters.  The main building contains approximately 23,000 square feet and has on-site parking facilities.  The Company's principal subsidiary, ITIC, leases office space in 30 locations throughout North Carolina, South Carolina, Nebraska and Texas.  The Company believes that each of the office facilities occupied by the Company and its subsidiaries are in good condition, adequately insured and adequate for its present operations.

ITEM 3.  LEGAL PROCEEDINGS

A class action lawsuit is pending in the United States District Court for the Southern District of West Virginia against several title insurance companies, including Investors Title Insurance Company, entitled Backel v. Fidelity National Title Insurance et al. (6:2008-CV-00181).  The plaintiff in this case contends a lack of meaningful oversight by agencies with which title insurance rates are filed and approved.  There are further allegations that the title insurance companies have conspired to fix title insurance rates.  The plaintiffs seek monetary damages, including treble damages, as well as injunctive relief.  Similar suits have been filed in other jurisdictions, several of which, have already been dismissed. In West Virginia, the case has been placed on the inactive list pending the resolution of the bankruptcy of LandAmerica Financial Group, Inc.  The Company believes that this case is without merit, and intends to vigorously defend against the allegations. At this stage in the litigation, the Company does not have the ability to make a reasonable range of estimates in regards to potential loss amounts, if any.

The Company and its subsidiaries are also involved in various other legal proceedings from time to time that are incidental to their business. In the Company's opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these other legal proceedings will not, in the aggregate, be material to the Company's consolidated financial condition or results of operations.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data and Dividends

The Common Stock of the Company is traded under the symbol "ITIC" on the NASDAQ Global Market. The number of record holders of common stock at December 31, 2010 was 384.  The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories. The following table shows, for the periods indicated, the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Global Market, and cash dividends declared.

	2010		2009
	High	Low	High	Low
First Quarter	$37.67	$31.00	$39.00	$17.14
Second Quarter	$36.50	$31.04	$34.50	$23.93
Third Quarter	$33.96	$26.31	$35.86	$25.40
Fourth Quarter	$33.74	$29.02	$33.00	$28.30

The Company paid cash dividends of $0.07 per share in each of the four quarters in 2010 and 2009, respectively.

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

The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended December 31, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				475,122
10/01/10 – 10/31/10	-	$-	-	475,122
11/01/10 – 11/30/10	239	31.38	239	474,883
12/01/10 – 12/31/10	1,307	31.05	1,307	473,576
Total	1,546	$31.10	1,546	473,576

For the quarter ended December 31, 2010, the Company purchased an aggregate of 1,546 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company anticipates making further purchases under this Plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

ITEM 6.  SELECTED FINANCIAL DATA

(dollars in thousands except per share data)
For the Year	2010	2009	2008	2007	2006
Net premiums written	$61,462	$62,155	$63,662	$69,984	$70,196
Revenues	71,309	71,308	71,123	84,942	84,662
Investment income	3,671	3,783	4,559	5,197	4,326
Net income (loss)	6,373	4,829	(1,183)	8,402	13,185

Per Share Data
Basic earnings (loss) per common share	$2.79	$2.11	$(0.50)	$3.39	$5.22
Weighted average shares outstanding—Basic	2,285	2,292	2,364	2,479	2,528
Diluted earnings (loss) per common share	$2.78	$2.10	$(0.50)	$3.35	$5.14
Weighted average shares outstanding—Diluted	2,290	2,299	2,364	2,509	2,564
Cash dividends per share	$.28	$.28	$.28	$.24	$.24

At Year End
Assets	$153,485	$146,428	$139,858	$149,642	$143,516
Investments in securities	129,998	123,682	115,892	129,026	121,580
Stockholders' equity	103,929	97,259	89,858	99,276	95,276
Book value/share	45.53	42.56	39.18	41.17	38.00

Performance Ratios
Net income (loss) to:
Average stockholders' equity	6.34%	5.16%	(1.25%)	8.64%	14.69%
Total revenues	8.94%	6.77%	(1.66%)	9.89%	15.57%

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes in this report.

Overview

 Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Operating revenues from the title segment accounted for 94.8% of the Company’s operating revenues in 2010. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

Volume is a factor in the Company's profitability due to fixed operating costs which are incurred by the Company regardless of premium volume. The resulting operating leverage tends to amplify the impact of changes in volume on the Company’s profitability.  The Company’s profitability also depends, in part, upon its ability to manage its investment portfolio to maximize investment returns and minimize risks such as interest rate changes, defaults and impairments of assets.

The Company's volume of title insurance premiums is affected by the overall level of residential and commercial real estate activity, which includes sales, mortgage financing and mortgage refinancing.  In turn, real estate activity is generally affected by a number of factors, including the availability of mortgage credit, the cost of real estate, consumer confidence, employment and family income levels and general United States economic conditions.  Availability of credit and the resulting interest rate volatility also are important factors in the level of residential and commercial real estate activity.

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

Business Trends and Recent Conditions

By the mid 2000’s, there had been a long-term trend of rising home values in the United States that resulted in inflated home values in many areas of the country.  From 2001 to 2003, the Federal Reserve lowered short-term interest rates 13 times.  Sales of homes reached record highs and lenders began to loosen their loan underwriting standards, particularly in the non-traditional loan markets.  These lower underwriting standards, when combined with new methods of financing non-traditional loans, helped create a supply of inexpensive credit which led to a build up in mortgage loans to high-risk borrowers.  Subsequently, there was a substantial increase in loan defaults and mortgage foreclosures in the U.S. economy.  During September 2008, there were multiple financial firm failures, mergers or restructurings that led to a financial crisis and loss of confidence in the financial system.  Lenders responded to the financial crisis by implementing stricter loan underwriting standards.  In addition to these tighter lending standards, high unemployment and weakened consumer confidence have reduced the demand for homes.  These factors have contributed to a lower demand for title insurance and a decline in premium volume.

In an attempt to stabilize the struggling economy, the U.S. government took steps to provide economic stimulus during the past two years.  The Economic Stimulus Bill included an $8,000 tax credit available for certain first time home buyers for the purchase of a principal residence on or after January 1, 2009.  On July 2, 2010, the President signed a law which extended the first-time homebuyer credit to persons who signed a binding purchase contract by April 30, 2010 and closed on the purchase of their residence by September 30, 2010.  A similar credit of $6,500 was also extended for homebuyers who had owned their current home at least five of the prior eight years.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States decreased to 4.69% for 2010, compared with 5.04% for 2009.  Mortgage originations were $1,505 billion and $1,995 billion in 2010 and 2009, respectively. The Mortgage Bankers Association (“MBA”) January 14, 2011 Mortgage Finance Forecast projects 2011 mortgage originations to be $966 billion, a decrease of approximately 36% compared with 2010.  In 2010 and 2009, refinancing activity accounted for approximately two thirds of all mortgage originations.  In 2011, refinancing transactions are estimated to account for only one third of total mortgage originations due to forecasted increases in mortgage interest rates. Refinancing activity is projected to decrease 66% and purchasing activity is projected to increase 30% from 2010 levels.  Many experts predict the overall state of the economy to improve in 2011.  The Federal Reserve has announced that it will purchase more U.S. Treasury bonds in order to reduce long-term interest rates and federal lawmakers have agreed to extend certain provisions of the Bush-era tax cuts.  According to the January 14, 2011 MBA Economic Forecast, projections show improvement in real gross domestic product, consumer spending, business and residential investments and the unemployment rate; however, due to foreclosures, tighter lending standards and continued high unemployment levels, real estate activity is expected to remain sluggish in 2011.

Historically, activity in real estate markets has varied over the course of market cycles in response to evolving economic factors.   Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s accompanying Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The Company's management makes various estimates and judgments when applying policies affecting the preparation of the Consolidated Financial Statements. Actual results could differ from those estimates. Significant accounting policies of the Company are discussed in Note 1 to the accompanying Consolidated Financial Statements. Following are those accounting estimates and policies considered critical to the Company.

Reserves for Claim Losses:

The Company’s reserves for claims are established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”).  The total reserve for all losses incurred but unpaid as of December 31, 2010 is represented by the reserve for claims of approximately $38,199,000 on the accompanying consolidated balance sheets.  Of that total, approximately $6,122,000 was reserved for specific claims which have been reported to the Company, and approximately $32,077,000 was reserved for IBNR claims.

A provision for estimated future claims payments is recorded at the time the related policy revenue is recorded.  The Company records the claims provision as a percentage of net premiums written.  This provisional rate is set to provide for losses on current year policies.  By their nature, title claims can often be complex, vary greatly in dollar amounts, vary in number due to economic and market conditions such as an increase in mortgage foreclosures and involve uncertainties as to ultimate exposure.  In addition, some claims may require a number of years to settle and determine the final liability for indemnity and loss adjustment expense.  The payment experience may extend for more than twenty years after the issuance of a policy.  Events such as fraud, defalcation and multiple property defects can substantially and unexpectedly cause increases in estimates of losses.  Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, these estimates are subject to variability.

Management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims, actuarial projections and other relevant factors in determining its loss provision rates and the aggregate recorded expected liability for claims.  In establishing reserves, actuarial projections are compared with recorded reserves to evaluate the adequacy of such recorded claims reserves and any necessary adjustments are then recorded in the current period’s income statement.  As the most recent claims experience develops and new information becomes available, the loss reserve estimate related to prior periods will change to more accurately reflect updated and improved emerging data.  The Company reflects any adjustments to reserves in the results of operations in the period in which new information (principally claims experience) becomes available.

The Company initially reserves for each known claim based upon an assessment of specific facts and updates the reserve amount as necessary over the course of administering each claim.  Loss ratios for earlier years tend to be more reliable than recent policy years as those years are more fully developed.  In making loss estimates, management determines a loss provision rate, which it then applies to net premiums written.

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

The key actuarial assumptions are principally loss development factors and expected loss ratios.  The selected loss development factors are based on a combination of the Company’s historical loss experience and title industry loss experience.  Expected loss ratios are estimated for each policy year based on the Company’s own experience and title industry loss ratios.  When updated data is incorporated into the actuarial models, the resulting loss development factors and expected loss ratios will likely change from the prior values.  Changes in these values from 2009 through 2010 have been the result of actual Company and industry experience during the calendar year and not changes in assumptions.

If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased two loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2010, would be as follows.  Company management believes that using a sensitivity of two loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Increase in Loss Ratio of two percentage points	$(811,000)

Decrease in Loss Ratio of two percentage points	$ 811,000

Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2010.  The ultimate settlement of policy and contract claims will likely vary from the reserve estimates included in the Company’s consolidated financial statements.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a materially adverse effect on the Company's financial position or operating results.

Premiums Written and Commissions to Agents:

Generally, title insurance premiums are recognized at the time of closing of the related real estate transaction, as the earnings process is then considered complete.  Policies or commitments are issued upon receipt of final certificates or preliminary reports with respect to titles. Title insurance commissions earned by the Company's agents are recognized as expenses concurrent with recognition of related premium revenue.

Valuation and Impairment of Investments in Securities:

Securities for which the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are reported at cost, adjusted for amortization of premiums or accretion of discounts and other-than-temporary declines in fair value.  Securities held principally for resale in the near term are classified as trading securities and recorded at fair values.  Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses, adjusted for other-than-temporary declines in fair value, reported as accumulated other comprehensive income.  As of December 31, 2010 and 2009, substantially all of the Company’s invested assets were classified as available-for-sale.  Realized gains and losses on the sale of investments are determined using the specific identification method.

Securities are regularly evaluated and reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value.  Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include, but are not limited to:

●	the duration and extent to which the fair value has been less than cost;
●	with respect to equity securities, whether the Company’s ability and intent to retain the investment for a period of time is sufficient to allow for a recovery in value; and
●	with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery in value.

These factors are reviewed quarterly and any material degradation in the prospect for recovery will be considered in the other-than-temporary impairment analysis.  Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss.  The fair values of the majority of the Company’s investments are based on quoted market prices from independent pricing services.   See Note 3 to the consolidated financial statements included in the Annual Report on Form 10-K for further information on the Company’s valuation techniques.

Deferred Tax Asset:

The Company recorded net deferred tax assets at December 31, 2010 and 2009 related primarily to reserves for claims, allowance for doubtful accounts, employee benefits and other-than-temporary impairment of assets.  Based upon the Company's historical results of operations, the existing financial condition of the Company and management's assessment of all other available information, management believes that it is more likely than not that the benefit of these assets will be realized.

Results of Operations

Operating Revenues

Operating revenues include net premiums written plus other fee income, trust income, management services income, and exchange services income.  Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately following operating revenues.  Following is a summary of the Company's operating revenues.  Intersegment eliminations have been netted with each segment; therefore, the individual segment amounts will not agree to Note 13 in the accompanying Consolidated Financial Statements.

	2010		2009
Title Insurance	$63,502,167	94.8%	$64,303,556	94.5%
All Other	3,481,336	5.2%	3,719,577	5.5%
	$66,983,503	100.0%	$68,023,133	100.0%

Title Insurance

Net Premiums: Net premiums written decreased 1.1% in 2010 from 2009.  Purchase transactions increased approximately 6.7% in 2010 from 2009 levels however, this was offset by a decrease of 13.9% in refinancing activity, resulting in an overall decrease in premium volume.

Title Orders: The volume of title orders decreased 3.5% in 2010 to 206,384 compared with 213,824 in 2009.  The Company believes that the weak housing market and the decrease in refinancing activity were the primary reasons for the decline in order counts.

Title insurance companies typically issue title insurance policies directly through branch offices or through title agencies.  Following is a breakdown of premiums generated by branch and agency operations for the years ended December 31:

	2010	%	2009	%
Branch	$17,961,144	29.2%	$21,474,082	34.5%
Agency	43,501,297	70.8%	40,681,169	65.5%
Total	$61,462,441	100.0%	$62,155,251	100.0%

Home and Branch Office Net Premiums: In the Company’s home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid.  Home and branch office net premiums written as a percentage of total net premiums written, were 29.2% and 34.5% in 2010 and 2009, respectively.  Net premiums written from home and branch operations decreased 16.4% in 2010 compared with 2009.  The decrease in 2010 primarily reflects a decline in mortgage refinancing from the prior year.  All of the Company’s home office operations and the majority of branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily from North Carolina business.

Agency Net Premiums: Agents retain the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  Agency net premiums written as a percentage of total net premiums written were 70.8% and 65.5% in 2010 and 2009, respectively.  Net premiums written from agency operations increased 6.9% in 2010 compared with 2009.  The increase in the percentage of total premiums written by agencies in 2010 is primarily due to the Company’s strategy of growth through expansion of its agency base and the influence of local geographic trends.

Following is a schedule of net premiums written in select states where the Company’s two insurance subsidiaries ITIC and NITIC currently underwrite title insurance:

State	2010	2009
North Carolina	$23,458,494	$27,134,685
South Carolina	6,333,057	5,755,790
Virginia	4,267,550	5,015,185
Michigan	4,151,277	4,382,209
Kentucky	3,209,708	3,194,530
All Others	20,211,078	16,756,725
Direct Premiums	61,631,164	62,239,124
Reinsurance Assumed	33,184	11,650
Reinsurance Ceded	(201,907)	(95,523)
Net Premiums Written	$61,462,441	$62,155,251

Premiums for all other states increased primarily from the Company’s 2010 agency expansion into the State of Texas.

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $5,521,062 and $5,867,882 for 2010 and 2009, respectively.   The decline in 2010 is related primarily to decreases in exchange service revenues and equity in earnings of unconsolidated affiliates, partially offset by an increase in management services income.

Cyclicality and Seasonality

Title insurance premiums are closely related to the level of real estate activity and real estate values. The availability of credit directly affects real estate sales.  Home sales and mortgage lending are highly cyclical businesses. Other factors include mortgage interest rates, consumer confidence, economic conditions, supply and demand of real estate, and family income levels.  The Company’s premiums in future periods will continue to be subject to these and other factors which are beyond management’s control and, as a result, likely to fluctuate.

Historically, real estate transactions have produced seasonal premium levels for title insurers.  Residential real estate activity has been generally slower in the fall and winter months because fewer real estate transactions occur, while the spring and summer months are more active. Refinance activity is generally less seasonal than purchase activity, but it is more subject to interest rate volatility and is therefore more cyclical.  However, fluctuations in mortgage interest rates, as well as other economic factors, can cause shifts in real estate activity outside of the normal traditional seasonal pattern.

Non-operating Revenues

Investment income and realized gains and losses from investments are included in non-operating revenues.

Investment Income

The Company derives a substantial portion of its income from investments in municipal and corporate bonds and equity securities.  The Company's title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders.  Bonds totaling approximately $6,570,000 and $6,960,000 at December 31, 2010 and 2009, respectively, are deposited with the insurance departments of the states in which business is conducted.

In formulating its investment strategy, the Company has emphasized after-tax income.  The Company’s investments are primarily in bonds and, to a lesser extent, equity securities.  The effective maturity of the majority of the bonds is within 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policies have been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principle, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable bonds, tax-exempt bonds and equity securities.  The Company strives to maintain a high quality investment portfolio.  Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

Investment income was $3,671,178 in 2010 compared with $3,783,116 in 2009.  The decline in investment income in 2010 was due primarily to lower levels of interest earned on short-term funds and the maturity of older securities which yielded higher rates of interest relative to current investments.  See Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.

Net Realized Gain (Loss) on Investments

Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers’ business prospects and tax planning considerations.  Additionally, the amounts of net realized investment gains and losses are affected by assessments of securities’ valuation for other-than-temporary impairment.  As a result of the interaction of these factors and considerations, net realized investment gains or losses can vary significantly from period to period.

Net realized gain on investments was $654,674 for 2010, compared with a net realized loss of $498,089 for 2009.  The 2010 year-to-date net gain included impairment charges of $382,692 on certain investments in the Company’s portfolio that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments of $1,037,366.  The 2009 net loss included impairment charges of $758,661 on certain investments offset by net realized gains on the sales of investments of $260,572.  Management believes unrealized losses on remaining fixed income and equity securities at December 31, 2010 are temporary in nature.

The securities in the Company’s portfolio are subject to economic conditions and market risks.  The Company considers relevant facts and circumstances in evaluating whether a credit or interest-related impairment of a security is other-than-temporary.  Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.

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

Expenses

The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provisions for claims and office occupancy and operations.  Operating expenses in 2010 decreased 4.1% compared with 2009 primarily due to decreases in the provision for claims, salaries, employee benefits and payroll taxes and office occupancy and operations, partially offset by an increase in commissions.  Following is a summary of the Company's operating expenses. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 13 in the accompanying Consolidated Financial Statements.

	2010		2009
Title Insurance	$58,028,574	92.6%	$61,152,624	93.5%
All Other	4,665,155	7.4%	4,239,757	6.5%
	$62,693,729	100.0%	$65,392,381	100.0%

The Company’s net profit margin was 8.9% in 2010 and 6.8% in 2009.  Total revenues remained relatively unchanged for 2010 and operating expenses decreased, contributing to a higher combined profit margin for 2010.  The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Title Insurance

Profit Margin:  The Company’s title insurance profit margin varies according to a number of factors, including the volume and type of real estate activity.  Profit margins for the title insurance segment were 10.4% and 7.7% in 2010 and 2009, respectively.

Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 6.6% from 2009 to 2010 primarily due to increased premiums from agency operations in 2010.  Commission expense as a percentage of net premiums written by agents was 71.7% and 71.9% in 2010 and 2009, respectively.  Commission rates vary by the geographic area in which the commission is paid and may be influenced by state regulations.

Provisions for Claims: The provision for claims as a percentage of net premiums written was 7.2% and 13.6% in 2010 and 2009, respectively. Factors resulting in the lower loss provision rate in 2010 include a lower estimated loss ratio for 2010, favorable experience related to prior policy years and a recovery of approximately $1,540,000 related to a claim filed against the Company’s fidelity bond for losses recognized in a prior year.

The decrease in the loss provision in 2010 from the 2009 level resulted in approximately $3,900,000 less in reserves than would have been recorded at the higher 2009 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $5,726,366 and $8,213,123 in 2010 and 2009, respectively.

Changes in the expected liability for claims for prior periods reflect the uncertainty of the claims environment, as well as the limited predictive power of historical data.  The Company continually updates and refines its reserve estimates as current experience develops and credible data emerges.  Adjustments may be required as new information develops which often varies from past experience.

Movements in the reserves related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data, rather than as a result of material changes to underlying key actuarial assumptions or methodologies.  Such changes include payments on claims closed during the quarter, new details that emerge on still-open cases that cause claims adjusters to increase or decrease the case reserves and the impact that these types of changes have on the Company’s total loss provision.   See “Critical Accounting Estimates and Policies” for further discussion related to the Company’s reserves for claim losses and the related changes.

Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $17,695,956 and $18,189,483 for 2010 and 2009, respectively.  Salaries and related costs decreased by approximately $500,000, or 2.7% in 2010 compared with 2009.  The decrease in 2010 was primarily due to a reduction in headcount and a related reduction in employee benefit expenses.  On a consolidated basis, salaries and employee benefits as a percentage of total revenues were 24.8% and 25.5% in 2010 and 2009, respectively.

Office Occupancy and Operations: Overall office occupancy and operations as a percentage of total revenues was 5.5% and 6.1% in 2010 and 2009, respectively.  The decrease in office occupancy and operations expense in 2010 compared with 2009 was due primarily to decreases in depreciation related to assets becoming fully depreciated, telecommunications, rent and printing.  Telecommunications, rent and printing decreased primarily due to initiatives to reduce operating costs.

Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium tax rates vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 2.1% and 2.0% for 2010 and 2009, respectively.

Professional and Contract Labor Fees: Professional and contract labor expenses for 2010 increased $148,577 compared with 2009 primarily due to increases in fees associated with contract labor related to the expansion into the State of Texas and banking industry professional fees.

Business Development:  Business development expenses for 2010 increased $146,531 compared with 2009 primarily due to increases in travel related expenses related to the expansion into the State of Texas and a higher level of marketing efforts.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate with transaction volume of the title segment and the trust division.

Income Taxes

The provision for income taxes was $2,243,000 and $1,087,000 for the years ended December 31, 2010 and 2009, respectively.  Income tax expense as a percentage of earnings before income taxes was 26.0% and 18.4%, for the years ended December 31, 2010 and 2009, respectively.  The increase for 2010 from 2009 was primarily due to a higher proportion of taxable to tax-exempt investment income.  The effective income tax rate for both 2010 and 2009 was below the U.S. federal statutory income tax rate (34%), primarily due to the effect of tax exempt income.  Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized, impairment and unrecognized losses recorded through December 31, 2010 will be realized.  However, this judgment could be impacted by further market fluctuations.  Information regarding the components of the income tax expense and items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the accompanying Consolidated Financial Statements.

Net Income

The Company reported net income of $6,372,626 and $4,828,779, or $2.78 and $2.10 per share on a diluted basis in 2010 and 2009, respectively.  Total revenues for 2010 remained virtually unchanged while expenses for 2010 decreased 4.1% to $62,693,729 from $65,392,381. Operational expenses compared favorably to the prior year period primarily due to decreases in the provisions for claims, salaries, employee benefits and payroll taxes and office occupancy and operations.

Liquidity and Capital Resources

Liquidity:  Cash flows from operating activities decreased from 2009 to 2010, primarily due to a recovery of current income taxes receivable in 2009, a decrease in premiums collected in 2010 coupled with an increase in receivables and other assets, partially offset by an increase in accounts payable and accrued liabilities.  Cash and cash equivalents at year end decreased approximately $600,000 from the prior year to approximately $8,100,000, due to cash provided by operating activities in 2009.

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

Cash Flows:  Net cash flows provided by operating activities were $4,226,501 and $7,381,269 in 2010 and 2009, respectively.  The primary use of cash in operations was payments of claims of $5,726,366 and $8,213,123 in 2010 and 2009, respectively.   Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders, and operating requirements.

The principal non-operating use of cash and cash equivalents in 2010 and 2009 was for purchases to the investment portfolio and, to a lesser extent, dividends paid and repurchases of common stock.  The net effect of all activities on total cash and cash equivalents was a decrease of $616,190 for 2010 and an increase of $3,578,175 for 2009.  As of December 31, 2010, the Company held cash and cash equivalents of $8,117,031, short-term investments of $27,203,550, fixed maturity securities of $86,033,557 and equity securities of $13,872,370.

As noted previously, the Company’s operating results and cash flows are heavily dependent on the real estate market.  The Company’s business has certain fixed costs such as personnel; therefore, changes in the real estate market are monitored closely and operating expenses such as staffing levels, are managed and adjusted accordingly.  The Company believes that its significant working capital position and management of operating expenses will aid its ability to manage cash resources through fluctuations in the real estate market.

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

The Company's ability to pay dividends and operating expenses is dependent on funds received from the insurance subsidiaries, which are subject to regulation in the states in which they do business.  Each state of domicile regulates the extent to which the Company’s title underwriters can pay dividends or make distributions. As of December 31, 2010, approximately $65,297,000 of the consolidated stockholders' equity represented net assets of the Company's subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval.  These regulations, among other things, require prior regulatory approval of the payment of dividends and other intercompany transfers.  The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company's current operating needs.

The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends, which may be constrained by regulatory and business considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings.  Further, depending on regulatory and business conditions, the Company may in the future need to retain cash in its underwriters in order to maintain their ratings or their statutory capital position.  Such requirements could be the result of adverse financial results, changes in interpretation of statutory accounting requirements by regulators, reserve charges or investment losses.

Purchase of Company Stock:  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Company’s stock repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company's common stock pursuant to the plan immediately after the approval.  Pursuant to this approval, the Company purchased 12,138 shares in the twelve months ended December 31, 2010 and 13,754 shares in the twelve months ended December 31, 2009 at an average per share price of $31.21 and $31.11, respectively.

Capital Expenditures: During 2011, the Company has plans for various capital improvement projects, including hardware purchases and software projects that are anticipated to be funded via cash flows from operations.  All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks.  Cash held by the Company for these purposes was approximately $17,472,000 and $19,947,000 as of December 31, 2010 and 2009, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.  However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled $23,044,000 and $16,518,000 as of December 31, 2010 and 2009, respectively.  These exchange deposits are held at third-party financial institutions.  These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying consolidated balance sheets.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income.  The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

External assets managed by the Investors Trust Company totaled over $600,000,000 and $500,000,000 for the years ended December 31, 2010 and 2009, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets.

Recent Accounting Standards

In February 2010, the Financial Accounting Standards Board (“FASB”) updated the reporting requirements for subsequent events to no longer require the inclusion of a date through which events have been evaluated in the notes to the financial statements.  This update was effective immediately and did not have an impact on the Company’s financial condition or results of operations.

In January 2010, the FASB updated the requirements for fair value measurements and disclosures to provide for additional disclosure related to transfers in and out of securities valuation hierarchy Levels 1 and 2, and to require companies to present Level 3 securities purchases, sales, issuances and settlements on a gross rather than net basis. Refer to Note 3 for a discussion of valuation hierarchy levels. The new disclosures are clarifications of existing disclosures and are effective for interim and annual reporting periods beginning after December 15, 2009, except that the disclosures requiring the presentation of Level 3 securities trading activity on a gross basis are effective for fiscal years beginning after December 15, 2010. This update did not have an impact on the Company’s financial condition or results of operations.

In June 2009, the FASB changed the methodology used to determine whether or not an entity is a primary beneficiary with respect to a variable interest entity and introduced a requirement to reassess on an ongoing basis whether an entity is the primary beneficiary of a variable interest entity. This update was implemented January 1, 2010, and did not have an impact on the Company’s financial condition or results of operations.   As a result of this update, the Company evaluated its variable interests in other entities which it has an equity ownership position, and has determined that it does not have an interest in any variable interest entities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Investors Title Company
Chapel Hill, North Carolina

We have audited the accompanying consolidated balance sheets of Investors Title Company and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Title Company and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Dixon Hughes PLLC
High Point, North Carolina
March 9, 2011

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Investors Title Company and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2010	2009
Assets
Investments in securities
Fixed maturities
Held-to-maturity, at amortized cost (fair value: 2010: $0; 2009: $2,000)	$-	$2,000
Available-for-sale, at fair value (amortized cost: 2010: $81,784,262; 2009: $85,047,483)	86,033,557	88,801,186
Equity securities, available-for-sale at fair value (cost: 2010: $9,458,773; 2009: $8,241,767)	13,872,370	11,854,301
Short-term investments	27,203,550	20,717,434
Other investments	2,888,958	2,307,220
Total investments	129,998,435	123,682,141

Cash and cash equivalents	8,117,031	8,733,221
Premium and fees receivable (less allowance for doubtful accounts: 2010: $1,421,000; 2009: $1,486,000)	7,253,786	5,170,476
Accrued interest and dividends	1,150,602	1,122,806
Prepaid expenses and other assets	2,688,723	1,815,653
Property acquired in settlement of claims	127,938	175,476
Property, net	3,672,317	3,894,724
Deferred income taxes, net	476,534	1,833,207
Total Assets	$153,485,366	$146,427,704

Liabilities and Stockholders’ Equity
Liabilities
Reserves for claims	$38,198,700	$39,490,000
Accounts payable and accrued liabilities	10,301,495	9,008,337
Current income taxes payable	1,056,356	670,290
Total liabilities	49,556,551	49,168,627

Commitments and Contingencies
Stockholders’ Equity
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000; 2,282,596 and 2,285,289 shares issued and outstanding 2010 and 2009, respectively, excluding 291,676 shares
for 2010 and 2009, respectively of common stock held by the Company’s subsidiary)	1	1
Retained earnings	98,240,109	92,528,818
Accumulated other comprehensive income	5,688,705	4,730,258
Total stockholders’ equity	103,928,815	97,259,077
Total Liabilities and Stockholders’ Equity	$153,485,366	$146,427,704

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income

For the Years Ended December 31,	2010	2009
Revenues
Underwriting income:
Premiums written	$61,664,348	$62,250,774
Less-premiums for reinsurance ceded	201,907	95,523
Net premiums written	61,462,441	62,155,251
Investment income-interest and dividends	3,671,178	3,783,116
Net realized gain (loss) on investments	654,674	(498,089)
Other	5,521,062	5,867,882
Total Revenues	71,309,355	71,308,160

Operating Expenses
Commissions to agents	31,189,207	29,254,311
Provision for claims	4,435,066	8,465,123
Salaries, employee benefits and payroll taxes	17,695,956	18,189,483
Office occupancy and operations	3,935,563	4,333,579
Business development	1,544,588	1,398,057
Filing fees, franchise and local taxes	573,075	571,677
Premium and retaliatory taxes	1,279,400	1,268,301
Professional and contract labor fees	1,511,283	1,362,706
Other	529,591	549,144
Total Operating Expenses	62,693,729	65,392,381
Income before Income Taxes	8,615,626	5,915,779
Provision for Income Taxes	2,243,000	1,087,000
Net Income	$6,372,626	$4,828,779
Basic Earnings per Common Share	$2.79	$2.11
Weighted Average Shares Outstanding – Basic	2,284,657	2,291,816
Diluted Earnings per Common Share	$2.78	$2.10
Weighted Average Shares Outstanding – Diluted	2,289,847	2,299,429
Cash Dividends Paid per Common Share	$0.28	$0.28

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

				Accumulated
	Common Stock		Retained	Other Comprehensive	Total Stockholders’
For the Years Ended December 31, 2009 and 2010	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2009	2,293,268	$1	$88,248,452	$1,609,435	$89,857,888
Net income			4,828,779		4,828,779
Dividends ($.28 per share)			(641,577)		(641,577)
Shares of common stock repurchased and retired	(13,754)		(427,875)		(427,875)
Stock options exercised	5,775		91,873		91,873
Share-based compensation expense			429,166		429,166
Amortization related to postretirement health benefits				14,783	14,783
Accumulated postretirement benefit obligation adjustment				(10,094)	(10,094)
Net unrealized gain on investments				3,116,134	3,116,134
Balance, December 31, 2009	2,285,289	$1	$92,528,818	$4,730,258	$97,259,077
Net income			6,372,626		6,372,626
Dividends ($.28 per share)			(639,734)		(639,734)
Shares of common stock repurchased and retired	(12,138)		(378,770)		(378,770)
Stock options exercised	9,445		140,500		140,500
Share-based compensation expense			216,669		216,669
Amortization related to postretirement health benefits				15,160	15,160
Accumulated postretirement benefit obligation adjustment				107,913	107,913
Net unrealized gain on investments				835,374	835,374
Balance, December 31, 2010	2,282,596	$1	$98,240,109	$5,688,705	$103,928,815

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income

For the Years Ended December 31,	2010	2009
Net income	$6,372,626	$4,828,779
Other comprehensive income, before tax:
Amortization related to prior year service cost	20,388	20,388
Amortization of unrecognized loss	2,572	2,014
Accumulated postretirement expense (benefit) obligation adjustment	163,503	(15,295)
Unrealized gains on investments arising during the year	1,951,329	4,276,719
Reclassification adjustment for net (gains) losses realized in net
income	(654,674)	498,089
Other comprehensive income, before tax	1,483,118	4,781,915
Income tax expense related to postretirement health benefits	63,398	2,418
Income tax expense related to unrealized gains on
investments arising during the year	680,503	1,476,426
Income tax expense related to reclassification adjustment for
(gains) losses realized in net income	(219,230)	182,248
Net income tax expense on other comprehensive income	524,671	1,661,092
Other comprehensive income	958,447	3,120,823
Comprehensive income	$7,331,073	$7,949,602

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows

For the Years Ended December 31,	2010	2009
Operating Activities
Net income	$6,372,626	$4,828,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	508,450	658,136
Amortization, net	343,397	291,283
Amortization related to postretirement benefits obligation	22,961	22,402
Share-based compensation expense related to stock options	216,669	429,166
(Benefit) allowance provision for doubtful accounts on premiums receivable	(65,000)	189,000
Net loss on disposals of property	6,774	27,992
Net realized (gain) loss on investments	(654,674)	498,089
Net earnings from other investments	(987,632)	(1,137,771)
Provision for claims	4,435,066	8,465,123
Provision for deferred income taxes	832,000	347,000
Changes in assets and liabilities:
Increase in receivables and other assets	(2,920,497)	(703,668)
Decrease in current income taxes receivable	-	2,777,829
Increase (decrease) in accounts payable and accrued liabilities	1,456,661	(1,769,258)
Increase in current income taxes payable	386,066	670,290
Payments of claims, net of recoveries	(5,726,366)	(8,213,123)
Net cash provided by operating activities	4,226,501	7,381,269

Investing Activities
Purchases of available-for-sale securities	(16,047,885)	(8,939,050)
Purchases of short-term securities	(10,371,686)	(9,121,249)
Purchases of other investments	(560,602)	(561,186)
Proceeds from sales and maturities of available-for-sale securities	18,497,720	10,206,464
Proceeds from maturities of held-to-maturity securities	2,000	460,000
Proceeds from sales and maturities of short-term securities	3,885,570	4,129,328
Proceeds from sales and distributions of other investments	923,013	1,158,712
Purchases of property	(317,530)	(171,050)
Proceeds from disposals of property	24,713	12,516
Net cash used in investing activities	(3,964,687)	(2,825,515)

Financing Activities
Repurchases of common stock	(378,770)	(427,875)
Exercise of options	140,500	91,873
Dividends paid	(639,734)	(641,577)
Net cash used in financing activities	(878,004)	(977,579)

Net (Decrease) Increase in Cash and Cash Equivalents	(616,190)	3,578,175
Cash and Cash Equivalents, Beginning of Year	8,733,221	5,155,046
Cash and Cash Equivalents, End of Year	$8,117,031	$8,733,221

Consolidated Statements of Cash Flows, continued
For the Years Ended December 31,	2010	2009
Supplemental Disclosures
Cash Paid During the Year for
Income Taxes, payments (refunds), net	$1,079,000	$(2,708,000)
Non cash net unrealized gain on investments, net of deferred tax provision of ($461,281) and ($1,658,674) for 2010 and 2009, respectively	$(835,374)	$(3,116,134)
Adjustments to postretirement benefits obligation, net of deferred tax benefit (provision) of $55,591 and ($5,201) for 2010 and 2009, respectively	$(107,913)	$10,094

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business—Investors Title Company's (the "Company") primary business, and only reportable segment, is title insurance. The title insurance segment, through its two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC"), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies primarily through approved attorneys from underwriting offices and through independent issuing agents in 24 states and the District of Columbia primarily in the eastern half of the United States. The majority of the Company's business is concentrated in Illinois, Kentucky, Michigan, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and are prepared in accordance with smaller reporting company filing requirements. All significant intercompany balances and transactions have been eliminated.

Reclassification—Certain 2009 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2010 classifications. These reclassifications had no effect on stockholders’ equity or net income as previously reported.

Significant Accounting Policies—The significant accounting policies of the Company are summarized below.

Cash and Cash Equivalents
For the purpose of presentation in the Company's consolidated statements of cash flows, cash equivalents are highly liquid instruments with original maturities of three months or less. The carrying amount of cash and cash equivalents is a reasonable estimate of fair value due to the short-term maturity of these instruments.

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

Other Investments
Other investments consist primarily of investments in title insurance agencies structured as limited liability companies (“LLCs”), which are accounted for under the equity or cost method of accounting. The aggregate cost of the Company’s cost method investments totaled $1,107,115 and $902,022 at December 31, 2010 and December 31, 2009, respectively. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

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

Reserves for Claims
The total reserve for all reported and unreported losses the Company incurred through December 31, 2010 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2010.  The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Income Taxes
The Company makes certain estimates and judgments in determining income tax expense (benefit) for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. The Company provides for deferred income taxes (benefits) for the tax consequences in future years of temporary differences between the financial statements' carrying values and the tax bases of assets and liabilities using currently enacted tax rates.  The Company establishes valuation allowances if it believes that it is more likely than not that some or all of its deferred tax assets will not be realized.  Refer to Note 8.

Premiums Written and Commissions to Agents
Premiums are generally recorded and recognized as revenue at the time of closing of the related transaction as the earnings process is then considered complete. Title insurance commissions earned by the Company's agents are recognized as expense concurrently with premium recognition.

Allowance for Doubtful Accounts
Company management continually evaluates the collectibility of receivables and provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of amounts receivable.

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

Comprehensive Income
The Company's accumulated other comprehensive income is comprised of unrealized holding gains/losses on available-for-sale securities, net of tax, and unrecognized prior service cost and unrealized gains/losses associated with postretirement benefit liabilities, net of tax.  Accumulated other comprehensive income as of December 31, 2010 consists of $5,675,516 of unrealized holding gains on available-for-sale securities and $13,189 of unrecognized prior service cost and unrealized gains associated with postretirement benefit liabilities.  Accumulated other comprehensive income as of December 31, 2009 consists of $4,840,142 of unrealized holding gains on available-for-sale securities and $(109,884) of unrecognized prior service cost and unrealized losses associated with postretirement benefit liabilities.

Share-Based Compensation
The Company accounts for share-based compensation in accordance with the fair value based principles required by the Financial Accounting Standards Board (“FASB”).  The Company uses a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date are recognized over their remaining service period using the compensation cost.  Share-based compensation cost is generally measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

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

Recent Accounting Standards
In January 2010, the FASB updated the requirements for fair value measurements and disclosures to provide for additional disclosure related to transfers in and out of securities valuation hierarchy Levels 1 and 2, and to require companies to present Level 3 securities purchases, sales, issuances and settlements on a gross rather than net basis. Refer to Note 3 for a discussion of valuation hierarchy levels. The new disclosures are clarifications of existing disclosures and are effective for interim and annual reporting periods beginning after December 15, 2009, except that the disclosures requiring the presentation of Level 3 securities trading activity on a gross basis are effective for fiscal years beginning after December 15, 2010. This update did not have an impact on the Company’s financial condition or results of operations.

In June 2009, the FASB changed the methodology used to determine whether or not an entity is a primary beneficiary with respect to a variable interest entity and introduced a requirement to reassess on an ongoing basis whether an entity is the primary beneficiary of a variable interest entity. This update was implemented January 1, 2010, and did not have an impact on the Company’s financial condition or results of operations.   As a result of this update, the Company evaluated its variable interests in other entities which it has an equity ownership position, and has determined that it does not have an interest in any variable interest entities.

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

Claims
The Company's reserves for claims are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported,  or “IBNR”).  A provision for estimated future claims payments is recorded at the time policy revenue is recorded as a percentage of premium income. By their nature, title claims can often be complex, vary greatly in dollar amounts, vary in number due to economic and market conditions such as an increase in mortgage foreclosures, and involve uncertainties as to ultimate exposure. In addition, some claims may require a number of years to settle and determine the final liability for indemnity and loss adjustment expense. The payment experience may extend for more than 20 years after the issuance of a policy. Events such as fraud, defalcation and multiple property defects can substantially and unexpectedly cause increases in estimates of losses. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, these estimates are subject to variability.

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

2. Statutory Restrictions on Consolidated Stockholders' Equity and Investments

The Company has designated approximately $41,892,000 and $41,474,000 of retained earnings as of December 31, 2010 and 2009, respectively, as appropriated to reflect the required statutory premium reserve.  See Note 8 for the tax treatment of the statutory premium reserve.

As of December 31, 2010 and 2009 approximately $65,297,000 and $62,822,000, respectively, of consolidated stockholders' equity represents net assets of the Company's subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval.

Bonds totaling approximately $6,570,000 and $6,960,000 at December 31, 2010 and 2009 respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments in Securities and Fair Value

The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at December 31 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$64,120,509	$3,248,821	$166,690	$67,202,640
Corporate debt securities	12,258,359	1,123,051	22,737	13,358,673
Auction rate securities	5,405,394	66,850	-	5,472,244
Total	$81,784,262	$4,438,722	$189,427	$86,033,557
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$9,458,773	$4,430,175	$16,578	$13,872,370
Total	$9,458,773	$4,430,175	$16,578	$13,872,370
Short-term investments-
Certificates of deposit and other	$27,203,550	$-	$-	$27,203,550
Total	$27,203,550	$-	$-	$27,203,550

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Fixed Maturities-
Held-to-maturity, at amortized cost-
Obligations of states and political subdivisions	$2,000	$-	$-	$2,000
Total	$2,000	$-	$-	$2,000
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$62,440,011	$3,373,339	$87,703	$65,725,647
Corporate debt securities	11,949,192	1,028,552	-	12,977,744
Auction rate securities	10,658,280	27,850	588,335	10,097,795
Total	$85,047,483	$4,429,741	$676,038	$88,801,186
Equity Securities, available-for sale at fair value-
Common stocks and nonredeemable preferred stocks	$8,241,767	$3,643,832	$31,298	$11,854,301
Total	$8,241,767	$3,643,832	$31,298	$11,854,301
Short-term investments-
Certificates of deposit and other	$20,717,434	$-	$-	$20,717,434
Total	$20,717,434	$-	$-	$20,717,434

The scheduled maturities of fixed maturity securities at December 31, 2010 were as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,725,664	$2,758,583
Due after one year through five years	31,155,501	32,859,537
Due five years through ten years	35,016,694	37,068,889
Due after ten years	12,886,403	13,346,548
Total	$81,784,262	$86,033,557

   Earnings on investments for the years ended December 31 were as follows:

	2010	2009
Fixed maturities	$3,411,888	$3,459,975
Equity securities	234,598	249,932
Invested cash and other short-term investments	23,433	68,563
Miscellaneous interest	1,259	4,646
Investment income	$3,671,178	$3,783,116

 Gross realized gains and losses on sales of available-for-sale securities for the years ended December 31 are summarized as follows:

	2010	2009
Gross realized gains:
Obligations of states and political subdivisions	$19,927	$5,496
Auction rate securities	78,270	-
Common stocks and nonredeemable preferred stocks	1,193,029	438,982
Total	1,291,226	444,478
Gross realized losses:
Obligations of states and political subdivisions	-	(38,000)
Auction rate securities	(392,656)	-
Common stocks and nonredeemable preferred stocks	(151,552)	(630,581)
Total	(544,208)	(668,581)
Net realized gain (loss)	$747,018	$(224,103)

Also included in net realized gain (loss) on investments in the Consolidated Statements of Income for the years ended December 31, 2010 and 2009 is ($92,344) and ($273,986), respectively, of losses from the sale of other investments.

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2010 and 2009.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2009	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Obligations of states and political subdivisions	$8,086,081	$(189,427)	$-	$-	$8,086,081	$(189,427)
Total Fixed Maturity Securities	$8,086,081	$(189,427)	$-	$-	$8,086,081	$(189,427)
Equity Securities	746,388	(7,710)	220,635	(8,869)	967,023	(16,579)
Total temporarily impaired securities	$8,832,469	$(197,137)	$220,635	$(8,869)	$9,053,104	$(206,006)

December 31, 2009
Obligations of states and political subdivisions	$4,343,398	$(87,703)	$-	$-	$4,343,398	$(87,703)
Auction rate securities	-	-	7,283,395	(588,335)	7,283,395	(588,335)
Total Fixed Maturity Securities	$4,343,398	$(87,703)	$7,283,395	$(588,335)	$11,626,793	$(676,038)
Equity Securities	494,367	(15,284)	285,874	(16,014)	780,241	(31,298)
Total temporarily impaired securities	$4,837,765	$(102,987)	$7,569,269	$(604,349)	$12,407,034	$(707,336)

As of December 31, 2010, the Company held $8,086,081 in fixed maturity securities with unrealized losses of $189,427.  As of December 31, 2009, the Company held $11,626,793 in fixed maturity securities with unrealized losses of $676,038.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and likely will not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of December 31, 2010, the Company held $967,023 in equity securities with unrealized losses of $16,579.  As of December 31, 2009, the Company held $780,241 in equity securities with unrealized losses of $31,298.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity income securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 26 and 31 securities had unrealized losses at December 31, 2010 and December 31, 2009, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During 2010, the Company recorded an other-than-temporary impairment charge in the amount of $382,692 related to securities, of which, $281,156 was related to Level 3 auction rate securities (“ARS”) that have had a history of being below cost and a change in intent not to sell.  During 2009, the Company recorded an other-than-temporary impairment charge in the amount of $758,661 related to securities.  Other-than-temporary impairment charges are included in net realized gain (loss) on investments in the Consolidated Statements of Income.

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Their fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining their fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from the pricing service, although as discussed below, the Company does consult other price resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of December 31, 2010 and 2009, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan ARS because quoted prices were unavailable due to the failure of auctions.  Some of the inputs to this model are unobservable in the market and are significant—therefore, the Company utilizes another third party pricing service to assist in the determination of fair market value of these securities.  That service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of December 31, 2010 and 2009:

	2010	2009
Cumulative probability of earning maximum rate until maturity	0.0-0.8%	0.0-0.1%
Cumulative probability of principle returned prior to maturity	85.3-98.6%	90.8-98.6%
Cumulative probability of default at some future point	1.4-14.7%	1.4-9.2%

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

The credit quality of the ARS the Company holds is high and comprised entirely of student loan ARS.  All are investment grade and have a rating of AAA with at least one national rating service. The par value of the ARS bonds was $5,900,000 and $10,950,000 as of December 31, 2010 and  2009, respectively, with approximately 82.2% and 86.8% as of December 31, 2010 and 2009, respectively, guaranteed by the U.S. Department of Education.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of December 31, 2010 and 2009.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Equity
Common stock and nonredeemable preferred stock	$13,872,370	$-	$-	$13,872,370
Fixed Maturities
Obligations of states and political subdivisions*	-	67,202,641	2,618,844	69,821,485
Corporate Debt Securities*	-	13,358,672	2,853,400	16,212,072
Total	$13,872,370	$80,561,313	$5,472,244	$99,905,927

As of December 31, 2009	Level 1	Level 2	Level 3	Total
Equity Securities
Common stock and nonredeemable preferred stock	$11,854,301	$-	$-	$11,854,301
Fixed Maturities
Obligations of states and political subdivisions*	-	66,658,347	6,350,695	73,009,042
Corporate Debt Securities*	-	12,045,044	3,747,100	15,792,144
Total	$11,854,301	$78,703,391	$10,097,795	$100,655,487

*Denotes fair market value obtained from pricing services.

There were no transfers into or out of Levels 1 and 2 during 2010.  The following table presents a reconciliation of the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined for the period ended December 31, 2010 and 2009:

Changes in fair value during the year ended December 31:	2010	2009
Beginning balance at January 1	$10,097,795	$7,596,920
Transfers into Level 3	-	3,708,280
Redemptions and sales	(4,938,500)	(1,200,000)
Realized loss – included in realized gain (loss) on investments	(314,386)	-
Unrealized gain (loss )- included in other comprehensive income	627,335	(7,405)
Ending balance at December 31	$5,472,244	$10,097,795

 Certain investments are measured at estimated fair value on a non-recurring basis, such as investments that are impaired during the period and recorded at estimated fair value in the consolidated financial statements as of December 31, 2010 and 2009.  The following table summarizes the corresponding estimated fair value hierarchy of such investments at December 31, 2010 and 2009 and the related impairments recognized:

December 31, 2010	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total Estimated Fair Market Value	Impairment Losses
Cost method investment	Fair Value	Yes	$-	$-	$52,625	$52,625	$(47,141)
Total cost method investments			$-	$-	$52,625	$52,625	$(47,141)

December 31, 2009
Cost method investment	Fair Value	Yes	$-	$-	$72,534	$72,534	$(254,373)
Total cost method investments			$-	$-	$72,534	$72,534	$(254,373)

To help ensure that fair value determinations are consistent with ASC 820 Fair Value Measurements, prices from our pricing services go through multiple review processes to ensure appropriate pricing.  Pricing procedures and inputs used to price each security include, but are not limited to the following: unadjusted quoted market prices for identical securities such as stock market closing prices, non-binding quoted prices for identical securities in markets that are not active, interest rates, yield curves observable at commonly quoted intervals, volatility, prepayment speeds, loss severity, credit risks and default rates.  The Company reviews the procedures and inputs used by its pricing services and verifies a sample of the services’ quotes by comparing them to values obtained from other pricing resources.  In the event the Company disagrees with a price provided by its pricing services, the service reevaluates the price to corroborate the market information and then reviews inputs to the evaluation in light of potentially new market data.  The Company believes that these processes and inputs result in appropriate classifications and fair values consistent with ASC 820.

4. Property and Equipment

Property and equipment and estimated useful lives at December 31 are summarized as follows:

	2010	2009
Land	$1,107,582	$1,107,582
Office buildings and improvements (25 years)	3,196,546	3,186,567
Furniture, fixtures and equipment (3 to 10 years)	4,975,753	4,926,727
Automobiles (3 years)	704,417	636,157
Total	9,984,298	9,857,033
Less accumulated depreciation	(6,311,981)	(5,962,309)
Property and equipment, net	$3,672,317	$3,894,724

5. Reinsurance

The Company assumes and cedes reinsurance with other insurance companies in the normal course of business.  Premiums assumed and ceded were approximately $33,000 and $202,000, respectively, for 2010 and $12,000 and $96,000, respectively, for 2009. Ceded reinsurance is comprised of excess of loss treaties, which protects against losses over certain amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event that the assuming insurance companies are unable to meet their obligations under these contracts.  The Company has not paid or recovered any reinsured losses during the years ended December 31, 2010 and 2009.

6. Reserves for Claims

Changes in the reserves for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

	2010	2009
Balance, beginning of year	$39,490,000	$39,238,000
Provisions related to:
Current year	6,744,917	7,726,693
Prior years	(2,309,851)	738,430
Total provision charged to operations	4,435,066	8,465,123
Claims paid, net of recoveries, related to:
Current year	(303,800)	(424,364)
Prior years	(5,422,566)	(7,788,759)
Total claims paid, net of recoveries	(5,726,366)	(8,213,123)
Balance, end of year	$38,198,700	$39,490,000

The Company continually refines its reserve estimates as current loss experience develops and credible data emerges.  Movements in the reserves related to prior periods were primarily the result of claim recoveries, as well as changes to estimates to better reflect the latest reported loss data.  The Company does not recognize claim recoveries until an actual payment has been received by the Company.   During 2010, the Company realized claim recoveries of approximately $3,100,000 related to prior periods.   Of these 2010 claim recoveries, approximately $1,540,000 pertains to a recovery under the Company’s fidelity bond related to a defalcation that occurred in 2008.

The provision for claims as a percentage of net premiums written was 7.2% and 13.6% in 2010 and 2009, respectively.  The change in estimate for calendar year 2010 from 2009 resulted mostly from claim recoveries increasing from $1,347,000 in 2009 to $3,100,000 in 2010.  Additional decreases to the provision for claims resulted from a decrease in premium volume and a favorable adjustment to the current year loss provision rate.  Not considering the claim recoveries, there was unfavorable development in 2010 versus prior year related primarily to policy years 2005 and 2006, offset by favorable development for policy year 2009.  Due to variances between actual and expected loss payments, loss development is subject to significant variability.

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

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR claims follows:

	2010	Percentage	2009	Percentage
Known title claims	$6,121,941	16.0%	$6,398,623	16.2%
IBNR	32,076,759	84.0%	33,091,377	83.8%
Total loss reserves	$38,198,700	100.0%	$39,490,000	100.0%

In management's opinion, the reserves are adequate to cover claim losses which might result from pending and future claims.

7. Earnings Per Share and Stock Options

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents includes the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, the exercise price of a share-based award, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share-based awards are exercised are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method was 5,190 and 7,613 for 2010 and 2009, respectively.  The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

For the Years Ended December 31,	2010	2009
Net income	$6,372,626	$4,828,779
Weighted average common shares outstanding - Basic	2,284,657	2,291,816
Incremental shares outstanding assuming
the exercise of dilutive stock options and SARs (share settled)	5,190	7,613
Weighted average common shares outstanding - Diluted	2,289,847	2,299,429
Basic earnings per common share	$2.79	$2.11
Diluted earnings per common share	$2.78	$2.10

In 2010 and 2009, 13,500 and 17,200 awards, respectively, were excluded from the computation of diluted earnings per share because their exercise price was greater than the stock price and therefore considered anti-dilutive.

The Company has adopted Employee stock award plans (the "Plans") under which restricted stock, and options or stock appreciation rights (“SARS”) to purchase shares (not to exceed 500,000 shares) of the Company's stock may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant.  SARs and options (which have predominantly been incentive stock options) awarded under the Plans thus far are exercisable and vest immediately or within one year or at 10% to 20% per year beginning on the date of grant and generally expire in five to ten years.  All SARs issued to date have been share settled only.  No SARs were exercised in 2010 or 2009.

A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2009	47,070	$24.83	3.67	$666,079
SARs granted	78,000	28.13
Options exercised	(5,775)	15.91
Options/SARs cancelled/forfeited/expired	(2,050)	20.61
Outstanding as of December 31, 2009	117,245	$27.54	5.10	$541,543
SARs granted	3,000	33.31
Options exercised	(9,445)	14.88
Options/SARs cancelled/forfeited/expired	-	-
Outstanding as of December 31, 2010	110,800	$28.77	4.51	$353,955

Unvested as of December 31, 2010	20,306	$27.68	4.83	$59,997

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2010.  The intrinsic values of options exercised during 2010 and 2009 were approximately $158,000 and $89,000, respectively.

The following tables summarize information about fixed stock options outstanding at December 31, 2010:

			Options Outstanding at Year-End			Options Exercisable at Year-End
				Weighted	Weighted		Weighted
				Average	Average		Average
			Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$ 10.00	-	$ 19.99	5,300	0.58	$ 15.39	4,950	$ 15.13
20.00	-	27.96	10,300	2.10	22.33	8,750	22.47
27.98	-	31.99	3,700	3.43	31.08	2,710	31.08
33.32	-	36.79	2,500	4.38	36.79	2,500	36.79
$ 10.00	-	$ 36.79	21,800	2.22	$ 23.79	18,910	$ 23.67

			SARs Outstanding at Year-End			SARs Exercisable at Year-End
				Weighted	Weighted		Weighted
				Average	Average		Average
			Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$ 27.97	-	$ 27.97	75,000	5.17	$ 27.97	58,334	$ 27.97
32.00	-	32.00	3,000	5.39	32.00	3,000	32.00
33.31	-	33.31	3,000	6.39	33.31	2,250	33.31
36.80	-	49.04	8,000	3.44	46.96	8,000	46.96
$ 27.97	-	$ 49.04	89,000	5.07	$ 29.99	71,584	$ 30.43

In 2010, 22,036 options and SARs vested with a fair value of approximately $201,609.

During the second quarter of 2010, the Company issued 3,000 share settled SARs to select officers and directors of the Company.  During the first and second quarter of 2009, the Company issued 78,000 share settled SARs to select officers and directors of the Company.  SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  As such, the SARs were valued using the Black-Scholes option valuation model.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the following table. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

The weighted-average fair values for the SARs issued during 2010 and 2009 were $12.30 and $8.50, respectively, and were estimated using the following weighted-average assumptions:

	2010	2009
Expected Life in Years	5.0	5.0
Expected Volatility	42.4%	32.8-38.8%
Weighted-Average Volatility	42.4%	34.4%
Interest Rate	2.13%	1.87%
Yield Rate	0.83%	0.92%

There was approximately $217,000 and $429,000 of compensation expense relating to shares vesting on or before December 31, 2010 and December 31, 2009, respectively, included in salaries, employee benefits and payroll taxes of the Consolidated Statements of Income.  As of December 31, 2010, there was approximately $209,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock awards plans. That cost is expected to be recognized over a weighted-average period of approximately 8 months.

The estimated weighted-average grant-date fair value of SARs granted for the years ended December 31 was as follows:

For the Years Ended December 31,	2010	2009
Exercise price equal to market price on date of grant:
Weighted-average market price	$33.31	$28.13
Weighted-average grant-date fair value	12.30	8.50

There are no stock options or SARS granted where the exercise price is less than the market price on the date of grant.

8. Income Taxes

The components of income tax expense for the years ended December 31 are summarized as follows:

For the Years Ended December 31,	2010	2009
Current:
Federal	$1,388,000	$717,000
State	23,000	23,000
Total	1,411,000	740,000
Deferred:
Federal	825,465	329,203
State	6,535	17,797
Total	832,000	347,000
Total	$2,243,000	$1,087,000

For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in premium and retaliatory taxes in the Consolidated Statements of Income.

At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

For the Years Ended December 31,	2010	2009
Deferred income tax assets:
Recorded reserves for claims, net of statutory premium reserves	$29,911	$612,740
Accrued benefits and retirement services	2,215,857	2,122,144
Postretirement benefit obligation	-	56,605
Other-than-temporary impairment of assets	420,305	459,662
Reinsurance and commissions payable	25,302	2,610
Allowance for doubtful accounts	483,140	505,240
Net operating loss carryforward	49,000	55,000
AMT	-	35,000
Capital loss carryforward	-	166,763
Excess of book over tax depreciation	90,352	99,183
Other	416,214	378,560
Total	3,730,081	4,493,507
Deferred income tax liabilities:
Net unrealized gain on investments	2,986,999	2,525,717
Postretirement benefit obligation	6,785	-
Discount accretion on tax-exempt obligations	23,813	20,204
Other	235,950	114,379
Total	3,253,547	2,660,300
Net deferred income tax assets	$476,534	$1,833,207

At December 31, 2010 and 2009, no valuation allowance was recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these net deferred income tax assets will be realized.

A reconciliation of income tax as computed for the years ended December 31 at the U.S. federal statutory income tax rate (34%) to income tax expense follows:

For the Years Ended December 31,	2010	2009
Anticipated income tax expense	$2,929,313	$2,011,365
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	15,180	15,180
Tax-exempt interest income (net of amortization)	(743,025)	(822,274)
Other, net	41,532	(117,271)
Provision for income taxes	$2,243,000	$1,087,000

In accounting for uncertainty in income taxes, the Company is required to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position.  As a result of the implementation, the Company made a comprehensive review of its uncertain tax positions in accordance with recognition standards. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  There were no unrecognized tax benefits or liabilities as of December 31, 2010.

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

The Company’s policy is to report interest and penalties related to income taxes in the Other line item in the Consolidated Statements of Income.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2007.

9. Leases

The Company leases certain office facilities and equipment under operating leases. Rental expense also includes occasional rental of automobiles. Rent expense totaled approximately $773,000 and $887,000 in 2010 and 2009, respectively. The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010, are summarized as follows:

Year Ended:
2011	$372,994
2012	226,388
2013	108,087
2014	83,334
2015	78,835
Thereafter	47,068
Total	$916,706

10. Retirement Agreements and Other Postretirement Benefit Plan

In 2008, the Company adopted a 401(k) savings plan.  To participate, individuals must be employed for one full year and work at least 1,000 hours annually.  The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution.  Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code. Expenses related to the 401(k) were $484,000 and $443,000 for 2010 and 2009, respectively.

In November 2003, ITIC, a wholly owned subsidiary of the Company, entered into employment agreements with the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer of ITIC. These individuals also serve as the Chairman, President and Executive Vice President, respectively, of the Company.  The agreements provide compensation and life, health, dental and vision benefits upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control. The agreements provide for annual salaries to be fixed by the Compensation Committee and, among other benefits, required ITIC to make quarterly contributions pursuant to a supplemental executive retirement account on behalf of each executive equal to 22% of the base salary and bonus paid to each during each quarter through September 30, 2008.  The obligation to make contributions to the supplemental executive retirement agreements has expired and has been removed from the amended employment agreement effective January 1, 2009.  The employment agreements also prohibit each of these executives from competing with ITIC and its parent, subsidiaries and affiliates in the State of North Carolina while employed by ITIC and for a period of two years following termination of their employment.

In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives.  The amount accrued for all agreements at December 31, 2010 and 2009 was approximately $5,134,000 and $4,826,000, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract.  Both the 2010 and 2009 accruals are included in the accounts payable and accrued liability line item of the Consolidated Balance Sheets.  These executive contracts are accounted for on an individual contract basis.  On December 24, 2008, the executive contracts were amended effective January, 1, 2009 to bring them into compliance with Section 409A of the Internal Revenue Code, and to permit a special 2008 distribution election as permitted under Section 409A.  The special distribution election provided that each participant may elect, no later than December 31, 2008, to receive a one-time lump sum distribution on January 15, 2009 of all amounts in the participant’s account.  Payouts in January 2009 associated with this distribution were approximately $2,456,000.  In addition, the nonqualified deferred compensation agreement was amended and restated to terminate all Company contributions to this plan beginning January 1, 2009.   In connection with such termination, the employment agreements were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) Plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) Plan.

On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance.   The benefits are unfunded.  Estimated future benefit payouts expected to be paid for each of the next five years are $3,507 in 2011, $4,520 in 2012, $5,742 in 2013, $6,254 in 2014, $6,749 in 2015 and $73,340 in the next five years thereafter.

Cost of the Company’s postretirement benefits included the following components:

	2010	2009
Net periodic benefit cost
Service cost – benefits earned during the year	$25,698	$23,832
Interest cost on projected benefit obligation	30,755	26,970
Amortization of unrecognized prior service cost	20,388	20,388
Amortization of unrecognized loss	2,572	2,014
Net periodic benefit cost at end of year	$79,413	$73,204

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The net amount in accumulated other comprehensive income is $19,977 ($13,189 net of tax) and $166,487 ($109,881 net of tax) for December 31, 2010 and 2009, respectively, and represents the net unrecognized actuarial losses and unrecognized prior service costs.  The effects of the funded status on the Company’s consolidated balance sheets at December 31, 2010 and 2009 are presented in the following table:

	2010	2009
Funded status
Actuarial present value of future benefits:
Fully eligible active employee	$(36,253)	$(44,089)
Non-eligible active employees	(393,442)	(492,657)
Plan assets	-	-
Funded status of accumulated postretirement benefit obligation, recognized in other liabilities	$(429,695)	$(536,746)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2010 and 2009 includes the following:

	2010	2009
Accrued postretirement benefit obligation at beginning of year	$(536,746)	$(470,649)
Service cost – benefits earned during the year	(25,698)	(23,832)
Interest cost on projected benefit obligation	(30,755)	(26,970)
Plan amendments	25,665	-
Actuarial (gain) loss	137,839	(15,295)
Accrued postretirement benefit obligation at end of year	$(429,695)	$(536,746)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

	2010	2009
Balance at beginning of year	$166,487	$173,594
Components of Accumulated Other Comprehensive Income
Unrecognized prior service cost	(20,388)	(20,388)
Amortization of loss, net	(2,572)	(2,014)
Actuarial (gain) loss	(137,839)	15,295
Plan amendments	(25,665)	-
Balance at end of year	$(19,977)	$166,487

For 2010, the amounts in accumulated other comprehensive income, pre-tax, to be recognized as components of net periodic benefit costs are:

Projected 2011
Amortization of unrecognized prior service cost	$13,038
Amortization of unrecognized gain	(318)
Net periodic benefit cost at end of year	$12,720

Assumed health care cost trend rates do have an effect on the amounts reported for the postretirement benefit obligations.  The following illustrates the effects on the net periodic postretirement benefit cost (NPPBC) and the accumulated postretirement benefit obligation (APBO) of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate as of December 31, 2010:

	One- Percentage Point Increase	One- Percentage Point Decrease
1. Net periodic postretirement benefit cost
Effect on the service cost component	$4,508	$(3,433)
Effect on interest cost	5,238	(4,024)
Total effect on the net periodic postretirement benefit cost	$9,746	$(7,457)
2. Accumulated postretirement benefit obligation (including active employees who are not fully eligible)
Effect on those currently receiving benefits (retirees and spouses)	$-	$-
Effect on active fully eligible	2,264	(2,041)
Effect on actives not yet eligible	88,847	(67,935)
Total effect on the accumulated postretirement benefit obligation	$91,111	$(69,976)

11. Commitments and Contingencies

A class action lawsuit is pending in the United States District Court for the Southern District of West Virginia against several title insurance companies, including Investors Title Insurance Company, entitled Backel v. Fidelity National Title Insurance et al. (6:2008-CV-00181). The plaintiff in this case contends a lack of meaningful oversight by agencies with which title insurance rates are filed and approved.  There are further allegations that the title insurance companies have conspired to fix title insurance rates.  The plaintiffs seek monetary damages, including treble damages, as well as injunctive relief.  Similar suits have been filed in other jurisdictions, several of which, have already been dismissed. In West Virginia, the case has been placed on the inactive list pending the resolution of the bankruptcy of LandAmerica Financial Group, Inc.  The Company believes that this case is without merit, and intends to vigorously defend against the allegations. At this stage in the litigation, the Company does not have the ability to make a reasonable range of estimates in regards to potential loss amounts, if any.

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

Escrow and Trust Deposits.  As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $17,472,000 and $19,947,000 as of December 31, 2010 and 2009, respectively.  These amounts are not considered assets of the Company and are excluded from the accompanying consolidated balance sheets.  However, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchange Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, ITEC, serves as a qualified intermediary for exchanges, holding the net proceeds from sales transactions from relinquished property to be used for purchase of replacement property.  Another Company subsidiary, ITAC, serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $23,044,000 and $16,518,000 as of December 31, 2010 and 2009, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments, including approximately $1,950,000 of par value auction rate securities, as of December 31, 2010.  The Company does not believe the current illiquidity of the ARS will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

12. Statutory Accounting

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities.

Combined capital and surplus on a statutory basis was $93,626,173 and $87,278,340 as of December 31, 2010 and 2009, respectively. Net income on a statutory basis was $5,797,068 and $5,180,443 for the twelve months ended December 31, 2010 and 2009.

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

Provided below is selected financial information about the Company's operations by segment for the two years ended December 31, 2010 and 2009:

	Title	All	Intersegment
2010	Insurance	Other	Elimination	Total
Operating revenues	$63,502,167	$4,271,433	$(790,097)	$66,983,503
Investment income	3,149,932	602,915	(81,669)	3,671,178
Net realized gain (loss) on investments	728,508	(73,834)	-	654,674
Total revenues	$67,380,607	$4,800,514	$(871,766)	$71,309,355
Operating expenses	58,765,581	4,718,245	(790,097)	62,693,729
Income before taxes	$8,615,026	$82,269	$(81,669)	$8,615,626
Assets	$112,664,322	$40,821,044	$-	$153,485,366

	Title	All	Intersegment
2009	Insurance	Other	Elimination	Total
Operating revenues	$64,303,556	$4,496,493	$(776,916)	$68,023,133
Investment income	3,155,822	776,454	(149,160)	3,783,116
Net realized loss on investments	(214,627)	(283,462)	-	(498,089)
Total revenues	$67,244,751	$4,989,485	$(926,076)	$71,308,160
Operating expenses	61,843,530	4,393,258	(844,407)	65,392,381
Income before taxes	$5,401,221	$596,227	$(81,669)	$5,915,779
Assets	$109,380,484	$37,047,220	$-	$146,427,704

14. Stockholders' Equity

On November 12, 2002, the Company's Board of Directors amended the Company's Articles of Incorporation, creating a series of Class A Junior Participating Preferred Stock (the "Class A Preferred Stock"). There are 1,000,000 shares of Preferred Stock authorized and 100,000 of these shares have been designated Class A Junior Participating Preferred Stock. The Class A Preferred Stock is senior to common stock in dividends or distributions of assets upon liquidations, dissolutions or winding up of the Company. Dividends on the Class A Preferred Stock are cumulative and accrue from the quarterly dividend payment date. Each share of Class A Preferred Stock entitles the holder thereof to 100 votes on all matters submitted to a vote of shareholders of the Company. These shares were reserved for issuance under the Shareholder Rights Plan (the "Plan"), which was adopted on November 21, 2002, by the Company's Board of Directors. Under the terms of the Plan, the Company's common stock acquired by a person or a group buying 15% or more of the Company's common stock would be diluted, except in transactions approved by the Board of Directors.

In connection with the Plan, the Company's Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's common stock paid on December 16, 2002, to shareholders of record at the close of business on December 2, 2002. Each Right entitles the registered holder to purchase from the Company a unit (a "Unit") consisting of one one-hundredth of a share of Class A Preferred Stock at a purchase price of $80 per Unit. Under the Plan, the Rights detach and become exercisable upon the earlier of (a) ten (10) days following public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company's common stock, or (b) ten (10) business days following the commencement of, or first public announcement of the intent of a person or group to commence, a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of the Company's common stock. The exercise price, the kind and the number of shares covered by each right are subject to adjustment upon the occurrence of certain events described in the Plan.

If any person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding common stock, each holder of a Right (other than the acquiring person or group) will have the right to buy, at the exercise price, common stock of the Company having a market value of twice the exercise price.  If the Company is acquired in a merger or consolidation in which the Company is not the surviving corporation, or the Company engages in a merger or consolidation in which the Company is the surviving corporation and the Company's common stock is changed or exchanged, or more than 50% of the Company's assets or earning power is sold or transferred, the Rights entitle a holder (other than the acquiring person or group) to buy, at the exercise price, stock of the acquiring company having a market value equal to twice the exercise price.  At any time after a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding common stock and prior to the acquisition by such person or group of 50% or more of the outstanding common stock, the Company's Board of Directors may exchange the Rights (other than the Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of the Company's common stock, or one one-hundredth of a share of Preferred Stock, per Right.

The Rights expire on November 11, 2012, and are redeemable upon action by the Board of Directors at a price of $0.01 per right at any time before they become exercisable. Until the Rights become exercisable, they are evidenced only by the common stock certificates and are transferred with and only with such certificates.

15. Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company invests its cash and cash equivalents into high credit quality security instruments.  On November 9, 2010, the Federal Deposit Insurance Corporation, (“FDIC”) issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC insured institutions.  All other deposits which exceed $250,000, including noninterest bearing transaction accounts prior to December 31, 2010, at each institution are not insured by the FDIC.  Of the $8.1 million in cash and cash equivalents on the Consolidated Balance Sheets at December 31, 2010, $3.4 million was not insured by the FDIC.  Of the $8.7 million in cash and cash equivalents at December 31, 2009, $4.7 million was not insured by FDIC.

The Company generates a significant amount of title insurance premiums in North Carolina.  In 2010 and 2009, North Carolina accounted for 38.1% and 43.6% of total direct title premiums, respectively.

16. Related Party Transactions

The Company does business with unconsolidated LLCs that it has investments in that are accounted for under the equity method of accounting.  These unconsolidated companies are primarily title insurance agencies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets	2010	2009
Other investments	$1,682,000	$1,305,000
Premium and fees receivable	$739,000	$545,000

Financial Statement Classification, Consolidated Statements of Income	2010	2009
Net premiums written	$11,970,000	$12,278,000
Other income	$1,526,000	$1,708,000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed by the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010 for the purpose of providing reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 (the “Act”) (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Assessment of Internal Control Over Financial Reporting

Management has assessed the Company’s internal control over financial reporting as of December 31, 2010.  The unqualified report of management thereon is included in Item 8 of this Annual Report on Form 10-K and incorporated by reference herein.

ITEM 9B.  OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” “General Information - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Board of Directors and Committees – The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2011.  Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2011 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2011 and is incorporated by reference in this Annual Report on Form 10-K.

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2010.  The Company does not have any equity compensation plans that have not been approved by its shareholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	110,800	$28.77	379,300
Equity compensation plans not approved by shareholders	-	-	-
Total	110,800	$28.77	379,300

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independent Directors” set forth in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2011 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2011 is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements.

The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules.

All schedules are omitted, as the required information either is not applicable, is not required, or is presented in the consolidated financial statements or the notes thereto.

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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of March, 2011.

/s/ J. Allen Fine	/s/ R. Horace Johnson
J. Allen Fine, Chairman of the Board and	R. Horace Johnson, Director
Chief Executive Officer
(Principal Executive Officer)

/s/ James A. Fine, Jr.	/s/ H. Joe King, Jr.
James A. Fine, Jr., President, Treasurer and	H. Joe King, Jr., Director
Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ W. Morris Fine	/s/ James R. Morton
W. Morris Fine, Executive Vice President,	James R. Morton, Director
Secretary and Director

/s/ David L. Francis	/s/ James H. Speed, Jr.
David L. Francis, Director	James H. Speed, Jr., Director

/s/ Richard M. Hutson, II
Richard M. Hutson, II, Director

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)	Articles of Incorporation dated January 22, 1973, incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3(ii)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973, incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3(iii)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987, incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3(iv)	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3(iii) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

3(v)	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3(iv) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

3(vi)	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated August 12, 2010

4	Amended and Restated Rights Agreement dated August 9, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1) filed on August 12, 2010

10(i)*	1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(viii) to Form 10-K for the year ended December 31, 1996

10(ii)*
Form of Nonqualified Stock Option Agreement to Non-employee Directors dated May 13, 1997 under the 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(ix) to Form 10-Q for the quarter ended June 30, 1997

10(iii)*	Form of Incentive Stock Option Agreement under 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(xi) to Form 10-K for the year ended December 31, 1997

10(iv)*	2001 Stock Option and Restricted Stock Plan, as amended and restated effective May 17, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 23, 2006

10(v)*	Form of Nonqualified Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended March 31, 2006

10(vi)*
Form of Nonqualified Stock Option Agreement to Non-employee Directors under the 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(ii) to Form 10-Q for the quarter ended March 31, 2006

10(vii)*	Form of Incentive Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(iii) to Form 10-Q for the quarter ended March 31, 2006

10(viii)*	Form of Stock Appreciation Right Award Agreement under 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 23, 2006

10(ix)*	Form of Stock Appreciation Rights Agreement under 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2009

10(x)*	Amended and Restated Employment Agreement effective January 1, 2009 for J. Allen Fine, incorporated by reference to Exhibit 10(vii) to Form 10-K for the year ended December 31, 2008

10(xi)*	Amended and Restated Employment Agreement effective January 1, 2009 for James A. Fine, Jr., incorporated by reference to Exhibit 10(viii) to Form 10-K for the year ended December 31, 2008

10(xii)*	Amended and Restated Employment Agreement effective January 1, 2009 for W. Morris Fine, incorporated by reference to Exhibit 10(ix) to Form 10-K for the year ended December 31, 2008

10(xiii)*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for J. Allen Fine, incorporated by reference to Exhibit 10(x) to Form 10-K for the year ended December 31, 2008

10(xiv)*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for James A. Fine, Jr., incorporated by reference to Exhibit 10(xi) to Form 10-K for the year ended December 31, 2008

10(xv)*	Death Benefit Plan Agreement effective January 1, 2009 for W. Morris Fine, incorporated by reference to Exhibit 10(xii) to Form 10-K for the year ended December 31, 2008

10(xvi)*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009, incorporated by reference to Exhibit 10(xiii) to Form 10-K for the year ended December 31, 2008

10(xvii)*	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009, incorporated by reference to Exhibit 10(xiv) to Form 10-K for the year ended December 31, 2008

10(xviii)*	2009 Stock Appreciation Right Plan, incorporated by reference to Appendix A to the Company’s Proxy Statement dated May 26, 2009

21	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to Form 10-k for the year ended December 31, 2009

23	Consent of Independent Registered Public Accounting Firm filed herewith

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

* - Management contract or compensatory plan or arrangement.