Form 10-Q
period 2011-03-31
INVESTORS TITLE CO
filed 2011-04-29
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

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

As of April 12, 2011, there were 2,141,099 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(Unaudited)

	March 31, 2011	December 31, 2010

Assets:
Investments in securities:
Fixed maturities:
Available-for-sale, at fair value (amortized cost: 2011: $81,469,104; 2010: $81,784,262)	$85,418,326	$86,033,557
Equity securities, available-for-sale, at fair value (cost: 2011: $10,175,207; 2010: $9,458,773)	15,595,241	13,872,370
Short-term investments	20,895,922	27,203,550
Other investments	2,746,936	2,888,958
Total investments	124,656,425	129,998,435

Cash and cash equivalents	11,599,535	8,117,031
Premiums and fees receivable, less allowance for doubtful accounts of
$1,240,000 and $1,421,000 for 2011 and 2010, respectively	5,316,144	7,253,786
Accrued interest and dividends	946,078	1,150,602
Prepaid expenses and other assets	2,509,104	2,688,723
Property acquired in settlement of claims	119,938	127,938
Property, net	3,605,828	3,672,317
Current income taxes recoverable	378,256	-
Deferred income taxes, net	-	476,534

Total Assets	$149,131,308	$153,485,366

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims	$37,722,000	$38,198,700
Accounts payable and accrued liabilities	9,659,492	10,301,495
Current income taxes payable	-	1,056,356
Deferred income taxes, net	357,932	-
Total liabilities	47,739,424	49,556,551

Commitments and Contingencies

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock - no par value (shares authorized 10,000,000;
2,156,078 and 2,282,596 shares issued and outstanding as of March 31, 2011 and
December 31, 2010, respectively, excluding 291,676 shares for 2011 and 2010
of common stock held by the Company's subsidiary)	1	1
Retained earnings	95,233,547	98,240,109
Accumulated other comprehensive income	6,158,336	5,688,705
Total stockholders' equity	101,391,884	103,928,815

Total Liabilities and Stockholders' Equity	$149,131,308	$153,485,366

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended
	March 31
	2011	2010
Revenues:
Underwriting income:
Premiums written	$17,912,286	$11,829,821
Less - premiums for reinsurance ceded	46,698	43,519
Net premiums written	17,865,588	11,786,302
Investment income - interest and dividends	899,372	906,622
Net realized (loss) gain on investments	(26,160)	25,150
Other	1,283,220	979,337
Total Revenues	20,022,020	13,697,411

Operating Expenses:
Commissions to agents	10,879,586	5,599,451
Provision for claims	721,626	1,312,404
Salaries, employee benefits and payroll taxes	4,691,996	4,484,312
Office occupancy and operations	963,927	1,088,405
Business development	387,547	274,296
Filing fees, franchise and local taxes	214,113	145,422
Premium and retaliatory taxes	405,473	300,946
Professional and contract labor fees	308,524	365,078
Other	103,021	111,682
Total Operating Expenses	18,675,813	13,681,996

Income Before Income Taxes	1,346,207	15,415

Provision (Benefit) For Income Taxes	327,000	(2,000)

Net Income	$1,019,207	$17,415

Basic Earnings Per Common Share	$0.46	$0.01

Weighted Average Shares Outstanding - Basic	2,234,480	2,285,134

Diluted Earnings Per Common Share	$0.46	$0.01

Weighted Average Shares Outstanding - Diluted	2,239,500	2,295,164

Cash Dividends Paid Per Common Share	$0.07	$0.07

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

				Accumulated
	Common Stock		Retained	Other Comprehensive	Total Stockholders'
	Shares	Amount	Earnings	Income	Equity

Balance, January 1, 2010	2,285,289	$1	$92,528,818	$4,730,258	$97,259,077
Net income			17,415		17,415
Dividends ($.07 per share)			(159,977)		(159,977)
Stock options exercised	2,375		28,807		28,807
Share based compensation expense			55,169		55,169
Repurchase of shares	(2,178)		(73,382)		(73,382)
Amortization related to postretirement health benefits				3,788	3,788
Net unrealized gain on investments, net of tax				235,789	235,789

Balance, March 31, 2010	2,285,486	$1	$92,396,850	$4,969,835	$97,366,686

Balance, January 1, 2011	2,282,596	$1	$98,240,109	$5,688,705	$103,928,815
Net income			1,019,207		1,019,207
Dividends ($.07 per share)			(152,830)		(152,830)
Stock options exercised	250		3,750		3,750
Share-based compensation expense			52,320		52,320
Repurchase of shares	(126,768)		(3,929,009)		(3,929,009)
Amortization related to postretirement health benefits				3,784	3,784
Net unrealized gain on investments, net of tax				465,847	465,847

Balance, March 31, 2011	2,156,078	$1	$95,233,547	$6,158,336	$101,391,884

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Operating Activities:
Net income	$1,019,207	$17,415
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	126,178	135,023
Amortization, net	81,973	83,326
Amortization of prior service cost	5,740	5,740
Share-based compensation expense related to stock options	52,320	55,169
Decrease in allowance for doubtful accounts on premiums receivable	(181,000)	(325,000)
Net realized loss (gain) on investments and other assets	26,160	(25,150)
Net (earnings) loss from other investments	(67,482)	30,389
Provision for claims	721,626	1,312,404
Provision for deferred income taxes	592,000	623,000
Changes in assets and liabilities:
Decrease in receivables and other assets	2,505,778	1,250,485
Increase in current income taxes receivable	(378,256)	(706,026)
Decrease in accounts payable and accrued liabilities	(642,003)	(819,564)
Decrease in current income taxes payable	(1,056,356)	(670,290)
Payments of claims, net of recoveries	(1,198,326)	(1,972,404)
Net cash provided by (used in) operating activities	1,607,559	(1,005,483)

Investing Activities:
Purchases of available-for-sale securities	(3,065,044)	(7,227,517)
Purchases of short-term securities	(679,407)	(4,875,327)
Purchases of other investments	(5,681)	(1,144)
Proceeds from sales and maturities of available-for-sale securities	2,565,443	3,609,045
Proceeds from maturities of held-to-maturity securities	-	2,000
Proceeds from sales and maturities of short-term securities	6,987,035	5,497,230
Proceeds from sales and distributions of other investments	210,377	58,317
Purchases of property	(59,689)	(64,316)
Net cash provided by (used in) investing activities	5,953,034	(3,001,712)

Financing Activities:
Repurchases of common stock	(3,929,009)	(73,382)
Exercise of options	3,750	28,807
Dividends paid	(152,830)	(159,977)
Net cash used in financing activities	(4,078,089)	(204,552)

Net Increase (Decrease) in Cash and Cash Equivalents	3,482,504	(4,211,747)
Cash and Cash Equivalents, Beginning of Period	8,117,031	8,733,221
Cash and Cash Equivalents, End of Period	$11,599,535	$4,521,474

Supplemental Disclosures:
Cash Paid During the Period for:
Income taxes, payments, net	$1,170,000	$752,000

Non cash net unrealized gain on investments, net of deferred tax provision of ($240,517) and ($122,548) for 2011 and 2010,
respectively	$(465,847)	$(235,789)

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the "Notes to Consolidated Financial Statements" of Investors Title Company’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2010 for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Recently Issued Accounting Standards – In January 2010, the Financial Accounting Standards Board (“FASB”) updated the requirements for fair value measurements and disclosures to provide for additional disclosure related to transfers in and out of securities valuation hierarchy Levels 1 and 2, and to require companies to present Level 3 securities purchases, sales, issuances and settlement on a gross rather than net basis. Refer to Note 7 for a discussion of valuation hierarchy levels. The new disclosures are clarifications of existing disclosures and are effective for interim and annual reporting periods beginning after December 15, 2009, except that the disclosures requiring the presentation of Level 3 securities trading activity on a gross basis are effective for fiscal years beginning after December 15, 2010. This update did not have an impact on the Company’s financial condition or results of operations.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the three months ended March 31, 2011 and the year ended December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
Balance, beginning of period	$38,198,700	$39,490,000
Provision, charged to operations	721,626	4,435,066
Payments of claims, net of recoveries	(1,198,326)	(5,726,366)
Ending balance	$37,722,000	$38,198,700

The total reserve for all reported and unreported losses the Company incurred through March 31, 2011 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under policies issued through March 31, 2011.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and incurred but not reported claims (“IBNR”), follows:

	March 31, 2011%		December 31, 2010%
Known title claims	$5,871,595	15.6	$6,121,941	16.0
IBNR	31,850,405	84.4	32,076,759	84.0
Total loss reserves	$37,722,000	100.0	$38,198,700	100.0

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Comprehensive Income
Total comprehensive income for the three months ended March 31, 2011 and 2010 was $1,488,838 and $256,992, respectively.  The Company's accumulated other comprehensive income is comprised of unrealized holding gains/losses on available-for-sale securities, net of tax, and unrecognized prior service cost and unrealized gains/losses associated with postretirement benefit liabilities, net of tax.  Accumulated other comprehensive income as of March 31, 2011 consists of $6,141,363 of unrealized holding gains on available-for-sale securities and $16,973 of unrecognized prior service cost and unrealized gains associated with postretirement benefit liabilities.  Accumulated other comprehensive income as of March 31, 2010 consists of $5,075,931 of unrealized holding gains on available-for-sale securities and $(106,096) of unrecognized prior service cost and unrealized losses associated with postretirement benefit liabilities.

Note 4 - Earnings Per Common Share and Share Awards

Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents includes the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, the exercise price of a share-based award, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share-based awards are exercised are assumed to be used to repurchase shares in the current period.  The number of incremental dilutive potential common shares, calculated using the treasury stock method, was 5,020 and 10,030 for March 31, 2011, and 2010, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	2011	2010
Net income	$1,019,207	$17,415
Weighted average common shares outstanding - Basic	2,234,480	2,285,134
Incremental shares outstanding assuming
the exercise of dilutive stock options and SARs (share settled)	5,020	10,030
Weighted average common shares outstanding - Diluted	2,239,500	2,295,164
Basic earnings per common share	$.46	$.01
Diluted earnings per common share	$.46	$.01

There were 14,000 and 10,500 shares excluded from the computation of diluted earnings per share for the periods ended March 31, 2011 and 2010, respectively, because these shares were anti-dilutive due to related share-based awards being out-of-the-money.

The Company has adopted employee stock award plans (the "Plans") under which restricted stock, and options or stock appreciation rights (“SARs”) to acquire shares (not to exceed 500,000 shares) of the Company's stock may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant.  SARs and options (which have predominantly been incentive stock options) awarded under the Plans thus far are exercisable and vest immediately or within one year or at 10% to 20% per year beginning on the date of grant and generally expire in five to ten years.  All SARs issued to date have been share settled only.  There have not been any SARs exercised in 2011 or 2010.

A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2010	117,245	$27.54	5.10	$541,543
SARs granted	3,000	33.31
Options exercised	(9,445)	14.88
Options/SARs cancelled/forfeited/expired	-	-
Outstanding as of December 31, 2010	110,800	$28.77	4.51	$353,955
SARs granted	-	-
Options exercised	(250)	15.00
Options/SARs cancelled/forfeited/expired	(4,500)	28.61
Outstanding as of March 31, 2011	106,050	$28.81	4.37	$430,610

Exercisable as of March 31, 2011	91,511	$28.99	4.33	$370,796

Unvested as of March 31, 2011	14,539	$27.69	4.57	$59,814

There was approximately $52,000 and $55,000 of compensation expense relating to SARs or options vesting on or before March 31, 2011 and 2010, respectively, included in salaries, employee benefits and payroll taxes in the consolidated statements of income.  As of March 31, 2011, there was approximately $157,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 7 months.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2011 and 2010:

	Title	All	Intersegment
2011	Insurance	Other	Elimination	Total
Operating revenues	$18,187,312	$1,171,784	$(210,288)	$19,148,808
Investment income	790,973	128,816	(20,417)	899,372
Net realized loss on investments	(20,535)	(5,625)	-	(26,160)
Total revenues	$18,957,750	$1,294,975	$(230,705)	$20,022,020
Operating expenses	17,527,537	1,358,564	(210,288)	18,675,813
Income (loss) before taxes	$1,430,213	$(63,589)	$(20,417)	$1,346,207
Assets	$111,333,607	$37,797,701	$-	$149,131,308

	Title	All	Intersegment
2010	Insurance	Other	Elimination	Total
Operating revenues	$11,933,906	$1,028,377	$(196,644)	$12,765,639
Investment income	770,187	156,852	(20,417)	906,622
Net realized gain (loss) on investments	43,803	(18,653)	-	25,150
Total revenues	$12,747,896	$1,166,576	$(217,061)	$13,697,411
Operating expenses	12,665,830	1,212,810	(196,644)	13,681,996
Income (loss) before taxes	$82,066	$(46,234)	$(20,417)	$15,415
Assets	$102,709,649	$41,675,810	$-	$144,385,459

Note 6 – Retirement Agreements and Other Postretirement Benefits

On November 17, 2003, the Company’s subsidiary, Investors Title Insurance Company entered into employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement totaling $5,280,000 and $5,134,000 as of March 31, 2011 and December 31, 2010, respectively.  The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded.  These amounts are classified as accounts payable and accrued liabilities in the consolidated balance sheets.  The following sets forth the net periodic benefits cost for the executive benefits for the quarters ended March 31, 2011 and 2010:

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Service cost – benefits earned during the year	$6,424	$6,424
Interest cost on the projected benefit obligation	7,689	7,689
Amortization of unrecognized prior service cost	5,097	5,097
Amortization of unrecognized loss	643	643
Net periodic benefit cost	$19,853	$19,853

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Their fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining their fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from the pricing service, although as discussed below, the Company does consult other price resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of March 31, 2011 and December 31, 2010, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices were unavailable due to the failure of auctions.  Some of the inputs to this model are unobservable in the market and are significant—therefore, the Company utilizes another third party pricing service to assist in the determination of fair market value of these securities.  That service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of March 31, 2011 and December 31, 2010:

	2011	2010
Cumulative probability of earning maximum rate until maturity	0.0-0.9%	0.0-0.8%
Cumulative probability of principle returned prior to maturity	85.6-98.6%	85.3-98.6%
Cumulative probability of default at some future point	1.4-14.3%	1.4-14.7%

Based upon these inputs and assumptions, the pricing service provides a range of values to the Company for its ARS.  The Company records the fair value based on the midpoint of the range and believes that this valuation is the most reasonable estimate of fair value.  In 2011 and 2010, the difference in the low and high values of the ranges was between approximately three and four percent of the carrying value of the Company’s ARS.

The credit quality of the ARS the Company holds is high and comprised entirely of student loan ARS.  All are investment grade and have a rating of AAA with Standard and Poor’s and Fitch or Aaa with Moody’s. The par value of the ARS bonds was $5,800,000 and $5,900,000 as of March 31, 2011 and December 31, 2010, respectively, with approximately 82.0% and 82.2% as of March 31, 2011 and December 31, 2010, respectively, guaranteed by the U.S. Department of Education.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of March 31, 2011 and December 31, 2010.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

As of March 31, 2011	Level 1	Level 2	Level 3	Total
Equity Securities
Common stock and nonredeemable preferred stock	$15,595,241	$-	$-	$15,595,241
Fixed Maturities
Obligations of states and political subdivisions*	-	66,470,106	2,540,746	69,010,852
Corporate Debt Securities*	-	13,551,474	2,856,000	16,407,474
Total	$15,595,241	$80,021,580	$5,396,746	$101,013,567

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Equity Securities
Common stock and nonredeemable preferred stock	$13,872,370	$-	$-	$13,872,370
Fixed Maturities
Obligations of states and political subdivisions*	-	67,202,641	2,618,844	69,821,485
Corporate Debt Securities*	-	13,358,672	2,853,400	16,212,072
Total	$13,872,370	$80,561,313	$5,472,244	$99,905,927

*Denotes fair market value obtained from pricing services.

There were no transfers into or out of Levels 1 and 2 during the period.  The following table presents a reconciliation of the Company’s assets measured at fair value using significant unobservable inputs (Level 3) for the period ended March 31, 2011 and the year ended December 31, 2010:

Changes in fair value during the period ended:	2011	2010
Beginning balance at January 1	$5,472,244	$10,097,795
Redemptions and sales	(100,000)	(4,938,500)
Realized loss-included in realized (loss) gain on investments	-	(314,386)
Unrealized gain-included in other comprehensive income	24,502	627,335
Ending balance	$5,396,746	$5,472,244

Certain investments and other assets are measured at estimated fair value on a non-recurring basis, such as investments that are impaired during the period and recorded at estimated fair value in the financial statements as of or during the periods ended March 31, 2011 and December 31, 2010.  The following table summarizes the corresponding estimated fair value hierarchy of such investments and other assets at March 31, 2011 and December 31, 2010 and the related impairments recognized.

March 31, 2011	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investment	Fair Value	Yes	$-	$-	$47,874	$47,874	$(4,808)
Total cost method investments			$-	$-	$47,874	$47,874	$(4,808)

December 31, 2010	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investment	Fair Value	Yes	$-	$-	$52,625	$52,625	$(47,141)
Other assets	Fair Value	Yes			-	-	(48,860)
Total cost method investments and other assets			$-	$-	$52,625	$52,625	$(96,001)

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

Note 8 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$63,508,533	$3,106,365	$144,792	$66,470,106
Corporate debt securities	12,636,315	1,030,384	115,225	13,551,474
Auction rate securities	5,324,256	72,490	-	5,396,746
Total	$81,469,104	$4,209,239	$260,017	$85,418,326
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$10,175,207	$5,488,325	$68,291	$15,595,241
Total	$10,175,207	$5,488,325	$68,291	$15,595,241
Short-term investments-
Certificates of deposit and other	$20,895,922	$-	$-	$20,895,922
Total	$20,895,922	$-	$-	$20,895,922

December 31, 2010
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$64,120,509	$3,248,821	$166,690	$67,202,640
Corporate debt securities	12,258,359	1,123,051	22,737	13,358,673
Auction rate securities	5,405,394	66,850		5,472,244
Total	$81,784,262	$4,438,722	$189,427	$86,033,557
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$9,458,773	$4,430,175	$16,578	$13,872,370
Total	$9,458,773	$4,430,175	$16,578	$13,872,370
Short-term investments-
Certificates of deposit and other	$27,203,550	$-	$-	$27,203,550
Total	$27,203,550	$-	$-	$27,203,550

The scheduled maturities of fixed maturity securities at March 31, 2011 were as follows:
	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,099,646	$2,145,787
Due after one year through five years	33,012,920	34,659,579
Due five years through ten years	34,651,274	36,441,505
Due after ten years	11,705,264	12,171,455
Total	$81,469,104	$85,418,326

Gross realized gains and losses on securities for the three months ended March 31 are summarized as follows:
	2011	2010
Gross realized gains:
Obligations of states and political subdivisions	$15,815	$19,927
Common stocks and nonredeemable preferred stocks	46,189	78,382
Total	62,004	98,309
Gross realized losses:
Obligations of states and political subdivisions	$-	$-
Common stocks and nonredeemable preferred stocks	(13,888)	(2,612)
Other than temporary impairment of securities	(64,468)	-
Total	(78,356)	(2,612)
Net realized (loss) gain	$(16,352)	$95,697

Realized gains and losses are determined on the specific identification method.  Also included in net realized (loss) gain on sales in the consolidated statements of income are impairments of other investments and loss on sales of property acquired in the settlement of claims totaling $(9,808) and $(22,998) for the three months ended March 31, 2011 and 2010, respectively.

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2011 and December 31, 2010.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
Obligations of states and political subdivisions	$7,987,999	$(144,792)	-	-	$7,987,999	$(144,792)
Corporate debt securities	2,010,519	(115,225)	-	-	2,010,519	(115,225)
Total Fixed Income Securities	$9,998,518	$(260,017)	$-	$-	$9,998,518	$(260,017)
Equity Securities	869,585	(38,410)	243,057	(29,881)	1,112,642	(68,291)
Total temporarily impaired securities	$10,868,103	$(298,427)	$243,057	$(29,881)	$11,111,160	$(328,308)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
Obligations of states and political subdivisions	$7,008,818	$(166,690)	-	-	$7,008,818	$(166,690)
Corporate debt securities	1,077,263	(22,737)	-	-	1,077,263	(22,737)
Total Fixed Income Securities	$8,086,081	$(189,427)	$-	$-	$8,086,081	$(189,427)
Equity Securities	746,388	(7,710)	220,635	(8,868)	967,023	(16,578)
Total temporarily impaired securities	$8,832,469	$(197,137)	$220,635	$(8,868)	$9,053,104	$(206,005)

As of March 31, 2011, the Company held $9,998,518 in fixed maturity securities with unrealized losses of $260,017.  As of December 31, 2010, the Company held $8,086,081 in fixed maturity securities with unrealized losses of $189,427.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of March 31, 2011, the Company held $1,112,642 in equity securities with unrealized losses of $68,291.  As of December 31, 2010, the Company held $967,023 in equity securities with unrealized losses of $16,578.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity income securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 30 and 26 securities had unrealized losses at March 31, 2011 and December 31, 2010, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During 2011, the Company recorded an other-than-temporary impairment charge in the amount of $64,468 related to stocks.  During 2010, the Company recorded an other-than-temporary impairment charge in the amount of $382,692 related to securities, of which, $281,156 was related to Level 3 auction rate securities that have had a history of being below cost and a change in the Company’s intent not to sell these securities.  Other-than-temporary impairment charges are included in net realized (loss) gain on investments in the Consolidated Statements of Income.

Note 9 – Commitments and Contingencies

A class action lawsuit is pending in the United States District Court for the Southern District of West Virginia against several title insurance companies, including Investors Title Insurance Company, entitled Backel v. Fidelity National Title Insurance et al. (6:2008- CV-00181). The plaintiff in this case contends a lack of meaningful oversight by agencies with which title insurance rates are filed and approved. There are further allegations that the title insurance companies have conspired to fix title insurance rates. The plaintiffs seek monetary damages, including treble damages, as well as injunctive relief. Similar suits have been filed in other jurisdictions, several of which have already been dismissed. In West Virginia, the case has been placed on the inactive list pending the resolution of the bankruptcy of LandAmerica Financial Group, Inc. The Company believes that this case is without merit, and intends to vigorously defend against the allegations. At this stage in the litigation, the Company does not have the ability to make a reasonable range of estimates in regards to potential loss amounts, if any.

The Company and its subsidiaries are also involved in other legal proceedings that are incidental to their business. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings, will not, in the aggregate, be material to the Company’s consolidated financial condition or operations.

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

Like-Kind Exchanges Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $14,828,000 and $23,044,000 as of March 31, 2011 and December 31, 2010, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. These like-kind exchange funds are primarily invested in money market and other short-term investments, including approximately $1,000,000 of par value auction rate securities, as of March 31, 2011. The Company does not believe the current illiquidity of the auction rate securities will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

Note 10 – Related Party Transactions

The Company does business with unconsolidated limited liability companies that it has investments in that are accounted for under the equity method of accounting. These unconsolidated companies are primarily title insurance agencies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets	As of March 31, 2011	As of December 31, 2010
Other investments	$1,545,000	$1,682,000
Premiums and fees receivable	525,000	739,000

	For the Three Months Ended
Financial Statement Classification, Consolidated Statements of Income	March 31, 2011	March 31, 2010
Net premiums written	$2,122,000	$2,102,000
Other income	215,000	106,000

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2010 Annual Report on Form 10-K should be read in conjunction with the following discussion since it contains important information for evaluating the Company's operating results and financial condition.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Operating revenues from the title segment accounted for 95.0% of the Company’s operating revenues in the first three months of 2011. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

The Company's volume of title insurance premiums is affected by the overall level of residential and commercial real estate activity, which includes sales, mortgage financing and mortgage refinancing.  In turn, real estate activity is generally affected by a number of factors, including the availability of mortgage credit, the cost of real estate, consumer confidence, employment and family income levels and general United States economic conditions.  Interest rate volatility is also an important factor in the level of residential and commercial real estate activity.

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

The Company’s exchange services division, ITEC and ITAC, provides customer services in connection with tax-deferred real property exchanges.  ITEC serves as a qualified intermediary in like-kind exchanges of real or personal property under Section 1031 of the Internal Revenue Code of 1986, as amended.  In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period.  ITAC serves as exchange accommodation titleholder in reverse exchanges.  An exchange accommodation offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.

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

In an attempt to stabilize the struggling economy, the U.S. government took steps to provide economic stimulus during 2009 and 2010.  The Economic Stimulus Bill included an $8,000 tax credit available for certain first time home buyers for the purchase of a principal residence on or after January 1, 2009.  On November 6, 2009, the President signed a law which extended the first-time homebuyer credit to persons who signed a binding purchase contract by April 30, 2010 and closed on the purchase of their residence by September 30, 2010.  A similar credit of $6,500 was also extended for homebuyers who had owned their current home at least five of the prior eight years.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 4.85% for the first three months of 2011, compared with 5.00% for the first three months of 2010 and 4.41% for the last three months of 2010.  The Mortgage Bankers Association (“MBA”) March 15, 2011 Mortgage Finance Forecast projects 2011 annual mortgage originations to be $1,031 billion, a decrease of approximately 34.4% compared with 2010.  In 2010, refinancing activity accounted for 69.9% of all mortgage originations.  In 2011, refinancing transactions are projected to account for only 41.1% of mortgage originations due to forecasted increases in mortgage interest rates and projected increases in purchasing activity. Refinancing activity is projected to decrease 61.4% and purchasing activity is projected to increase 28.1% from 2010 levels.

Many experts predict the overall state of the economy to improve in 2011. The Federal Reserve has announced that it will continue to purchase U.S. Treasury bonds to reduce long-term interest rates and federal lawmakers have agreed to extend certain provisions of the Bush-era tax cuts.  According to the March 15, 2011 MBA Economic Forecast, projections show improvement in real gross domestic product, business and residential investments and the unemployment rate; however, due to foreclosures, tighter lending standards and continued high unemployment levels, real estate activity is expected to remain sluggish in 2011.

Historically, activity in real estate markets has varied over the course of market cycles in response to evolving economic factors.   Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company’s consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.  Actual results could differ from these estimates.  During the quarter ended March 31, 2011, the Company made no material changes in its critical accounting policies as previously disclosed in Management’s Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

Results of Operations

For the quarter ended March 31, 2011, net premiums written increased 51.6% to $17,865,588, investment income decreased 0.8% to $899,372, total revenues increased 46.2% to $20,022,020 and net income increased approximately $1,000,000 to $1,019,207, all compared with the same quarter in 2010.  Both net income per basic and diluted common share increased from $0.01 in the first quarter of 2010 to $0.46 for the comparable quarter in 2011.

Net operating results for the quarter ended March 31, 2011 were primarily impacted by a lower provision for claims, premium growth mainly attributable to the Company’s recent expansion into Texas and to an overall increase in purchase transactions insured.  Agent commissions increased over the prior year as a result of growth in agency premiums and an increase in agent business from markets with higher premium rates, primarily Texas. The lower provision for claims was due to favorable loss development in recent policy years, as well as from a decline in the relative share of North Carolina business as a percentage of the total.  Since North Carolina’s premium rates are less than half the national average, the resulting loss ratio for North Carolina business is higher than for our other markets.

Operating Revenues

 Operating revenues include net premiums written plus other fee income, trust income, management services income, and exchange services income. Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately following operating revenues.

Title Orders:  The volume of title orders issued increased 5.4% in the first quarter of 2011 to 43,517 compared with 41,268 title orders in the same period in 2010.  The Company’s expansion into Texas was the primary reason for the increases in net premiums written and order counts.

Title insurance companies typically issue title insurance policies directly through branch offices or through title agencies.  Following is a breakdown of net premiums generated by branch and agency operations for the quarters ended March 31:

	2011	%	2010	%
Branch	$3,696,280	20.7	$3,749,800	31.8
Agency	14,169,308	79.3	8,036,502	68.2
Total	$17,865,588	100.0	$11,786,302	100.0

Home and Branch Office Net Premiums:  In the Company’s home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations decreased 1.4% for the quarter ended March 31, 2011, as compared with the prior year quarter. The decrease in 2011 for home and branch operations primarily reflects stagnation in the real estate market and a decline in mortgage refinancing.  All of the Company’s home office operations and the majority of branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina policies.

Agency Net Premiums:  When a policy is written through a title agency, agents retain the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  The increase in the percentage of total premiums written by agencies in 2011 is primarily due to the Company’s strategy of growth through expansion of its agency base and the influence of local geographic trends.  Agency net premiums written increased 76.3% for the quarter ended March 31, 2011, compared with the prior year, primarily due to the Company’s recent expansion into Texas.

Following is a schedule of net premiums written for the three months ended March 31, 2011 and 2010 in select states in which the Company’s two insurance subsidiaries ITIC and NITIC currently underwrite insurance:

State	2011	2010
Texas	$5,211,064	$-
North Carolina	4,808,267	4,921,704
Michigan	1,826,367	956,846
South Carolina	1,646,942	1,369,186
Virginia	881,463	965,568
All Other States	3,532,586	3,606,583
Direct Premiums	17,906,689	11,819,887
Reinsurance Assumed	5,597	9,934
Reinsurance Ceded	(46,698)	(43,519)
Net Premiums	$17,865,588	$11,786,302

Other Revenues:  Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments. Other revenues were $1,283,220 for the first quarter of 2011 compared with $979,337 in the prior year quarter.  The increase in other revenues is primarily due to increases in equity in earnings of unconsolidated affiliates, exchange service revenues, trust income and fees associated with the title industry.

Nonoperating Revenues

Investment income and realized gains and losses from investments are included in nonoperating revenues.

Investment Income: The Company derives a substantial portion of its income from investments in municipal and corporate bonds and equity securities.  The Company's title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders.

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

Investment income decreased 0.8% to $899,372 in the first quarter of 2011 compared with $906,622 in the same period in 2010.  The Company believes the decline in investment income in 2011 was due primarily to a lower investment balance and a slightly lower level of interest earned on short-term funds.

Net Realized (Loss) Gain on Investments: Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers’ business prospects and tax planning considerations.  Additionally, the amounts of net realized investment gains and losses are affected by assessments of securities’ valuation for other-than-temporary impairment.  As a result of the interaction of these factors and considerations, net realized investment gains or losses can vary significantly from period to period.

Net realized loss on investments was $26,160 for the first quarter of 2011, compared with a net realized gain of $25,150 for the same period in 2010.  The 2011 net loss included impairment charges of $69,276 on certain investments and other assets that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and property acquired in the settlement of claims of $43,116.  The 2009 net loss included impairment charges of $22,998 on certain investments offset by net realized gains on the sales of investments of $48,148.  Management believes unrealized losses on remaining fixed income and equity securities at March 31, 2011 are temporary in nature.

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

Expenses

Operating Expenses:  The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provisions for claims and office occupancy and operations. Operating expenses increased 36.5% for the quarter ended March 31, 2011 compared with the same period in 2010.  The total increase in operating expenses resulted primarily from increases in commissions partially offset by decreases in the provision for claims.

Following is a summary of the Company’s operating expenses for the quarters ended March 31, 2011 and 2010. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 5 in the accompanying Consolidated Financial Statements.

	Three Months Ended March 31, 2011%		Three Months Ended March 31, 2010%
Title insurance	$17,339,985	92.8	$12,484,519	91.2
All other	1,335,828	7.2	1,197,477	8.8
	$18,675,813	100.0	$13,681,996	100.0

On a combined basis, profit margins were 6.7% and 0.1% in the first quarters of 2011 and 2010, respectively.

Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Current quarter commissions to agents increased 94.3% from the prior year primarily due to increased premiums from agency operations in Texas in 2011.  Commission expense as a percentage of net premiums written by agents was 76.8% and 69.7% for the first quarter 2011 and 2010, respectively.  The increase in average commission rate in 2011 compared with 2010 is related to the Company’s growth in agency premiums and an increase in agent business from markets with higher premium rates, primarily Texas. Commission rates vary by the geographic area in which the commission is paid and may be influenced by state regulations.

Provisions for Claims:  The provision for claims as a percentage of net premiums written was 4.0% for the three months ended March 31, 2011, versus 11.1% for the same period in 2010.  Factors resulting in the lower loss provision rate in 2011 include favorable loss development in recent policy years, as well as a decline in the relative share of North Carolina business as a percentage of the total.  Since North Carolina’s premium rates are less than half the national average, the resulting loss ratio for North Carolina business is higher than for our other markets.

The improvement in the loss provision rate for the first quarter of 2011 from the 2010 level resulted in approximately $1,268,000 less in reserves than would have been recorded at the higher 2010 level. Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $1,198,326 and $1,972,404 in the first quarter of 2011 and 2010, respectively.

Reserves for Claims:  At March 31, 2011, the total reserves for claims were approximately $37,722,000.  Of that total, $5,871,595 was reserved for specific claims, and approximately $31,850,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes:  Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $4,691,996 and $4,484,312 for the first quarters of 2011 and 2010, respectively.  The increase in 2011 was primarily due to an increase in employee benefits and bonus expense.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 23.4% and 32.7% for the quarters ended March 31, 2011 and 2010, respectively.

Office Occupancy and Operations:  Overall office occupancy and operations expenses as a percentage of total revenues were 4.8% and 7.9% for the quarters ended March 31, 2011 and 2010, respectively.  The decrease in office occupancy and operations expenses in 2011 compared with 2010 were primarily due to decreases in internet and communications, insurance, rent and postage expenses as part of the Company’s ongoing initiative to reduce operating expenses.

Premium and Retaliatory Taxes:  Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium tax rates vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 2.3% and 2.6% for the quarters ended March 31, 2011 and 2010, respectively.

Professional and Contract Labor Fees:  Professional and contract labor fees for the quarter ended March 31, 2011 decreased approximately $57,000 compared with the prior year period, primarily due to decreases in temporary labor fees incurred.

Business Development:  Business development expenses for the quarter ended March 31, 2011 increased approximately $113,000 compared with 2010 primarily due to increases in marketing expenses related to a higher levels of marketing efforts, partially offset by decreases in travel-related expenses.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation with transaction volume of the title segment and the trust division.

Income Taxes

The provision (benefit) for income taxes was $327,000 and $(2,000) for the quarters ended March 31, 2011 and 2010, respectively.  Income tax expense (benefit) as a percentage of earnings before income taxes was 24.3% and (13.0%), for the quarters ended March 31, 2011 and 2010, respectively.  The increase for 2011 from 2010 was primarily due to a higher proportion of taxable to tax-exempt investment income.  The effective income tax rate for both 2011 and 2010 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax exempt income.  Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized, impairment and unrecognized losses recorded through March 31, 2011 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Liquidity:  Cash flows provided by operating activities increased from 2010 to 2011, primarily due to the collection of receivables and an increase in net income in the first quarter of 2011. Cash and cash equivalents at March 31, 2011 increased approximately $3,500,000 from the prior year quarter to approximately $11,600,000, due to cash provided by investing and operating activities in 2011.

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

Cash Flows:  Net cash flows provided by (used in) operating activities were $1,607,559 and $(1,005,483) for the quarters ended March 31, 2011 and 2010, respectively.  The primary use of cash in operations was payments of claims, accounts payable and income taxes.   Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders, and operating requirements.

The principal non-operating use of cash and cash equivalents in 2011 was repurchases of common stock.  The principal non-operating use of cash and cash equivalents in 2010 was purchases of securities to the investment portfolio.   The net effect of all activities on total cash and cash equivalents was an increase of $3,482,504 for 2011 and a decrease of $4,211,747 for 2010.  As of March 31, 2011, the Company held cash and cash equivalents of $11,599,535, short-term investments of $20,895,922, fixed maturity securities of $85,418,326 and equity securities of $15,595,241.

As noted previously, the Company’s operating results and cash flows are heavily dependent on the real estate market.  The Company’s business has certain fixed costs such as personnel; therefore, changes in the real estate market are monitored closely and operating expenses such as staffing levels are managed and adjusted accordingly.  The Company believes, however, that its significant working capital position and management of operating expenses will aid its ability to manage cash resources through fluctuations in the real estate market

Receipt of Dividends from Subsidiaries:  The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends and distributions from subsidiaries and cash generated by investment securities.  The Company’s significant sources of funds are dividends and distributions from its subsidiaries.  The holding company receives cash from its subsidiaries in the form of dividends and as reimbursements for operating and other administrative expenses that it incurs.  The reimbursements are executed within the guidelines of management agreements between the holding company and its subsidiaries.

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

The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends, which may be constrained by regulatory and business considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings.  Further, depending on regulatory and business conditions, the Company may in the future need to retain cash in its underwriting subsidiaries in order to maintain their ratings or their statutory capital position.  Such requirements could be the result of adverse financial results, changes in interpretation of statutory accounting requirements by regulators, reserve charges or investment losses.

Purchase of Company Stock:  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Company’s stock repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company's common stock pursuant to the plan immediately after the approval.  Pursuant to this approval, the Company purchased 126,768 shares in the quarter ended March 31, 2011 and 2,178 shares in the quarter ended March 31, 2010 at an average per share price of $30.99 and $33.69, respectively.

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

Recent Accounting Standards

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

●	changes in general economic, business and political conditions, including the performance of the financial and real estate markets;
●	compliance with government regulation and significant changes to applicable regulations or in their application by regulators;
●	the possible inadequacy of provisions for claims to cover actual claim losses;
●	the incidence of fraud-related losses;
●	heightened regulatory scrutiny and investigations of the title insurance industry;
●	unanticipated adverse changes in securities markets, including interest rates, which could result in material losses on the Company’s investments;
●	the Company’s dependence on key management personnel, the loss of whom could have a material adverse affect on the Company’s business;
●	the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner;
●
statutory requirements applicable to the Company’s insurance subsidiaries which require them to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that they may pay to the Company without prior regulatory approval;

●	significant competition that the Company’s operating subsidiaries face;
●	the Company’s business concentration in the states of North Carolina and Texas;
●	weakness in the commercial real estate market and increases in the amount or severity of commercial real estate claims; and
●	other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.  For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.  You should consider the possibility that actual results may differ materially from our forward-looking statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011, to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended March 31, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				473,576
01/01/11– 01/31/11	2,500	$31.56	2,500	471,076
02/01/11– 02/28/11	13,079	$31.85	13,079	457,997
03/01/11– 03/31/11	111,189	$30.88	111,189	346,808
Total:	126,768	$30.99	126,768	346,808

For the quarter ended March 31, 2011, the Company purchased an aggregate of 126,768 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company anticipates making further purchases under this Plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated: April 29, 2011