Form 10-Q
period 2011-06-30
INVESTORS TITLE CO
filed 2011-08-09
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File Number:  0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State of incorporation)	(I.R.S. Employer Identification No.)

121 North Columbia Street, Chapel Hill, North Carolina 27514
(Address of principal executive offices) (Zip Code)

(919) 968-2200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X    No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer ___	Smaller reporting company X
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___    No   X

As of July 19, 2011, there were 2,127,735 common shares of the registrant outstanding.

Item 1. Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(Unaudited)

	June 30, 2011	December 31, 2010

Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost:
2011: $79,192,609; 2010: $81,784,262)	$84,442,518	$86,033,557
Equity securities, available-for-sale, at fair value (cost: 2011: $10,214,982; 2010: $9,458,773)	15,268,038	13,872,370
Short-term investments	22,212,440	27,203,550
Other investments	2,995,116	2,888,958
Total investments	124,918,112	129,998,435

Cash and cash equivalents	12,652,920	8,117,031
Premiums and fees receivable, less allowance for doubtful accounts of
$1,302,000 and $1,421,000 for 2011 and 2010, respectively	5,490,826	7,253,786
Accrued interest and dividends	1,114,632	1,150,602
Prepaid expenses and other assets	4,910,571	2,816,661
Property, net	3,574,593	3,672,317
Current income taxes recoverable	730,356	-
Deferred income taxes, net	-	476,534

Total Assets	$153,392,010	$153,485,366

Liabilities and Stockholders' Equity
Liabilities:
Reserves for claims	$37,605,000	$38,198,700
Accounts payable and accrued liabilities	12,414,679	10,301,495
Current income taxes payable	-	1,056,356
Deferred income taxes, net	994,169	-
Total liabilities	51,013,848	49,556,551

Commitments and Contingencies

Stockholders' Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock - no par value (shares authorized 10,000,000;
2,127,735 and 2,282,596 shares issued and outstanding as of June 30, 2011 and
December 31, 2010, respectively, excluding 291,676 shares for 2011 and 2010
of common stock held by the Company's subsidiary)	1	1
Retained earnings	95,599,613	98,240,109
Accumulated other comprehensive income	6,778,548	5,688,705
Total stockholders' equity	102,378,162	103,928,815

Total Liabilities and Stockholders' Equity	$153,392,010	$153,485,366

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenues:
Net premiums written	$21,451,022	$13,638,950	$39,316,610	$25,425,252
Investment income - interest and dividends	878,818	915,852	1,778,190	1,822,474
Net realized gain on investments	147,075	325,780	120,915	350,930
Other	1,242,298	1,338,184	2,525,518	2,317,521
Total Revenues	23,719,213	16,218,766	43,741,233	29,916,177

Operating Expenses:
Commissions to agents	13,293,828	6,476,376	24,173,414	12,075,827
Provision for claims	1,229,961	112,415	1,951,587	1,424,819
Salaries, employee benefits and payroll taxes	4,639,675	4,345,961	9,331,671	8,830,273
Office occupancy and operations	952,460	978,822	1,916,387	2,067,227
Business development	372,239	352,365	759,786	626,661
Filing fees, franchise and local taxes	118,146	147,277	332,259	292,699
Premium and retaliatory taxes	502,984	281,784	908,457	582,730
Professional and contract labor fees	411,557	338,794	720,081	703,872
Other	159,558	182,412	262,579	294,094
Total Operating Expenses	21,680,408	13,216,206	40,356,221	26,898,202

Income Before Income Taxes	2,038,805	3,002,560	3,385,012	3,017,975

Provision For Income Taxes	444,000	465,000	771,000	463,000

Net Income	$1,594,805	$2,537,560	$2,614,012	$2,554,975

Basic Earnings Per Common Share	$0.75	$1.11	$1.20	$1.12

Weighted Average Shares Outstanding - Basic	2,134,164	2,285,653	2,184,323	2,285,392

Diluted Earnings Per Common Share	$0.74	$1.11	$1.19	$1.11

Weighted Average Shares Outstanding - Diluted	2,155,116	2,293,199	2,201,398	2,293,232

Cash Dividends Paid Per Common Share	$0.07	$0.07	$0.14	$0.14

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net income	$1,594,805	$2,537,560	$2,614,012	$2,554,975
Other comprehensive income, before tax:
Amortization related to prior year service cost	5,097	5,097	10,194	10,194
Amortization of unrecognized loss	643	641	1,286	1,284
Unrealized gains (losses) on investments arising during the year	1,080,784	(271,741)	1,760,987	111,747
Reclassification adjustment for sale of securities included in net income	(186,171)	(340,125)	(229,288)	(435,824)
Reclassification adjustment for write down of securities included in net income	39,096	14,347	108,372	84,895
Other comprehensive income (loss), before tax	939,449	(591,781)	1,651,551	(227,704)
Income tax expense related to postretirement health benefits	1,949	1,952	3,905	3,899
Income tax expense (benefit) related to unrealized gains (losses) on investments arising during the year	367,381	(84,312)	598,747	45,938
Income tax expense related to reclassification adjustment for
sale of securities included in net income	(65,462)	(119,324)	(79,219)	(152,055)
Income tax expense related to reclassification adjustment for
write down of securities included in net income	15,369	5,530	38,275	30,564
Net income tax expense (benefit) on other comprehensive income	319,237	(196,154)	561,708	(71,654)
Other comprehensive income (loss)	620,212	(395,627)	1,089,843	(156,050)
Comprehensive income	$2,215,017	$2,141,933	$3,703,855	$2,398,925

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

				Accumulated	Total
	Common Stock		Retained	Other Comprehensive	Stockholders'
	Shares	Amount	Earnings	Income	Equity

Balance, January 1, 2010	2,285,289	$1	$92,528,818	$4,730,258	$97,259,077
Net income			2,554,975		2,554,975
Dividends ($.14 per share)			(319,944)		(319,944)
Stock options exercised	3,995		49,022		49,022
Share based compensation expense			110,188		110,188
Repurchase of shares	(4,375)		(145,622)		(145,622)
Amortization related to postretirement health benefits				7,579	7,579
Net unrealized loss on investments, net of tax				(163,629)	(163,629)

Balance, June 30, 2010	2,284,909	$1	$94,777,437	$4,574,208	$99,351,646

Balance, January 1, 2011	2,282,596	$1	$98,240,109	$5,688,705	$103,928,815
Net income			2,614,012		2,614,012
Dividends ($.14 per share)			(302,221)		(302,221)
Stock options exercised	7,550		152,526		152,526
Share-based compensation expense			106,053		106,053
Repurchase of shares	(162,411)		(5,210,866)		(5,210,866)
Amortization related to postretirement health benefits				7,575	7,575
Net unrealized gain on investments, net of tax				1,082,268	1,082,268

Balance, June 30, 2011	2,127,735	$1	$95,599,613	$6,778,548	$102,378,162

See notes to Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Operating Activities:
Net income	$2,614,012	$2,554,975
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	255,290	272,125
Amortization, net	165,255	167,243
Amortization related to postretirement benefits obligation	11,480	11,478
Share-based compensation expense related to stock options	106,053	110,188
Decrease in allowance for doubtful accounts on premiums receivable	(119,000)	(247,000)
Net gain on disposals of property	-	(480)
Net realized gain on investments and other assets	(120,915)	(350,930)
Net earnings from other investments	(159,071)	(183,889)
Provision for claims	1,951,587	1,424,819
Provision for deferred income taxes	909,000	1,343,000
Changes in assets and liabilities:
Decrease (increase) in receivables	1,881,960	(441)
Increase in other assets	(2,096,473)	(307,559)
Increase in current income taxes receivable	(730,356)	(949,449)
Increase (decrease) in accounts payable and accrued liabilities	2,113,184	(513,397)
Decrease in current income taxes payable	(1,056,356)	(670,290)
Payments of claims, net of recoveries	(2,545,287)	(3,162,819)
Net cash provided by (used in) operating activities	3,180,363	(502,426)

Investing Activities:
Purchases of available-for-sale securities	(3,553,734)	(9,874,722)
Purchases of short-term securities	(2,776,535)	(9,724,271)
Purchases of other investments	(225,315)	(51,143)
Proceeds from sales and maturities of available-for-sale securities	5,412,268	9,868,039
Proceeds from maturities of held-to-maturity securities	-	2,000
Proceeds from sales and maturities of short-term securities	7,767,645	7,019,021
Proceeds from sales and distributions of other investments	249,324	269,239
Purchases of property	(157,566)	(75,936)
Proceeds from the sale of property	-	1,200
Net cash provided by (used in) investing activities	6,716,087	(2,566,573)

Financing Activities:
Repurchases of common stock	(5,210,866)	(145,622)
Exercise of options	152,526	49,022
Dividends paid	(302,221)	(319,944)
Net cash used in financing activities	(5,360,561)	(416,544)

Net Increase (Decrease) in Cash and Cash Equivalents	4,535,889	(3,485,543)
Cash and Cash Equivalents, Beginning of Period	8,117,031	8,733,221
Cash and Cash Equivalents, End of Period	$12,652,920	$5,247,678

Supplemental Disclosures:
Cash Paid During the Period for:
Income taxes, payments, net	$1,649,000	$741,000

Non cash net unrealized (gain) loss on investments, net of deferred tax
(provision) benefit of ($557,803) and $75,554 for 2011 and 2010,
respectively	$(1,082,268)	$163,629

See notes to Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Recently Issued Accounting Standards – In June 2011, the Financial Accounting Standards Board (“the FASB”) updated requirements relating to the presentation of comprehensive income.  The objectives of this accounting update are to facilitate convergence of GAAP and International Financial Reporting Standards (“IFRS”), to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The main provisions of the guidance require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  For public entities, this update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, and the Company elected to adopt this new guidance in the second quarter of 2011.  This update did not have an impact on the Company’s financial condition or results of operations.

In January 2010, the FASB updated the requirements for fair value measurements and disclosures to provide for additional disclosure related to transfers in and out of securities valuation hierarchy Levels 1 and 2, and to require companies to present Level 3 securities purchases, sales, issuances and settlement on a gross rather than net basis. Refer to Note 6 for a discussion of valuation hierarchy levels. The new disclosures are clarifications of existing disclosures and are effective for interim and annual reporting periods beginning after December 15, 2009, except that the disclosures requiring the presentation of Level 3 securities trading activity on a gross basis are effective for fiscal years beginning after December 15, 2010. This update did not have an impact on the Company’s financial condition or results of operations.

Pending Accounting Standards – In May 2011, the FASB updated requirements for measuring and disclosing fair value information, resulting in common principles and requirements in accordance with GAAP and IFRS.  For public entities, this guidance becomes effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  Management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the six months ended June 30, 2011 and the year ended December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
Balance, beginning of period	$38,198,700	$39,490,000
Provision, charged to operations	1,951,587	4,435,066
Payments of claims, net of recoveries	(2,545,287)	(5,726,366)
Ending balance	$37,605,000	$38,198,700

The total reserve for all reported and unreported losses the Company incurred through June 30, 2011 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under policies issued through June 30, 2011.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and incurred but not reported claims (“IBNR”), follows:

	June 30, 2011%		December 31, 2010%
Known title claims	$5,833,158	15.5	$6,121,941	16.0
IBNR	31,771,842	84.5	32,076,759	84.0
Total loss reserves	$37,605,000	100.0	$38,198,700	100.0

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Earnings Per Common Share and Share Awards

Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, the exercise price of a share-based award, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share-based awards are exercised they are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method, were 20,952 and 7,546 for the three months ended June 30, 2011, and 2010, respectively, and 17,075 and 7,840 for the six months ended June 30, 2011, and 2010, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$1,594,805	$2,537,560	$2,614,012	$2,554,975
Weighted average common shares outstanding – Basic	2,134,164	2,285,653	2,184,323	2,285,392
Incremental shares outstanding assuming
the exercise of dilutive stock options
and SARs (share settled)	20,952	7,546	17,075	7,840
Weighted average common shares outstanding - Diluted	2,155,116	2,293,199	2,201,398	2,293,232

Basic earnings per common share	$0.75	$1.11	$1.20	$1.12

Diluted earnings per common share	$0.74	$1.11	$1.19	$1.11

There were 9,500 and 13,500 shares excluded from the computation of diluted earnings per share for the three months ended June 30, 2011 and 2010, respectively, because these shares were anti-dilutive. There were 11,500 and 10,500 shares excluded from the computation of diluted earnings per share for the six months ended June 30, 2011 and 2010, respectively, because these shares were anti-dilutive.

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

A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2010	117,245	$27.54	5.10	$541,543
SARs granted	3,000	33.31
Options exercised	(9,445)	14.88
Options/SARs cancelled/forfeited/expired	-	-
Outstanding as of December 31, 2010	110,800	$28.77	4.51	$353,955
SARs granted	3,000	41.50
Options exercised	(7,550)	20.20
Options/SARs cancelled/forfeited/expired	(4,500)	28.61
Outstanding as of June 30, 2011	101,750	$29.79	4.41	$1,075,771

Exercisable as of June 30, 2011	89,477	$29.72	4.36	$955,189

Unvested as of June 30, 2011	12,273	$30.34	4.77	$120,582

During both the second quarters of 2011 and 2010, the Company issued 3,000 share-settled SARs to the directors of the Company.   SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  As such, these were valued using the Black-Scholes option valuation model.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercise and employee termination within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate for periods during the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted-average fair value for the SARs issued was $15.55 and was estimated using the weighted-average assumptions shown in the table below.

	2011	2010
Expected Life in Years	5.0	5.0
Volatility	43.6%	42.4%
Interest Rate	1.9%	2.1%
Yield Rate	0.8%	0.8%

There was approximately $106,000 and $110,000 of compensation expense relating to SARs or options vesting on or before June 30, 2011 and 2010, respectively, included in salaries, employee benefits and payroll taxes in the consolidated statements of income.  As of June 30, 2011, there was approximately $150,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 6 months.

There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

Note 4 – Segment Information

The Company has one reportable segment, title insurance services.  The remaining immaterial segments have been combined into a group called “All Other.”

The title insurance segment primarily issues title insurance policies through approved attorneys from underwriting offices and through independent issuing agents. Title insurance policies insure titles to real estate.

Provided below is selected financial information about the Company's operations by segment for the periods ended June 30, 2011 and 2010:

Three Months Ended June 30, 2011	Title Insurance	All Other	Intersegment Eliminations	Total

Operating revenues	$21,809,129	$1,082,802	$(198,611)	$22,693,320
Investment income	773,973	125,263	(20,418)	878,818
Net realized gain on investments	145,144	1,931	-	147,075
Total revenues	$22,728,246	$1,209,996	$(219,029)	$23,719,213
Operating expenses	20,610,222	1,268,797	(198,611)	21,680,408
Income (loss) before income taxes	$2,118,024	$(58,801)	$(20,418)	$2,038,805
Total assets	$116,889,860	$36,502,150	$-	$153,392,010

Three Months Ended
June 30, 2010

Operating revenues	$14,105,259	$1,068,601	$(196,726)	$14,977,134
Investment income	797,149	139,121	(20,418)	915,852
Net realized gain on investments	259,293	66,487	-	325,780
Total revenues	$15,161,701	$1,274,209	$(217,144)	$16,218,766
Operating expenses	12,342,992	1,069,940	(196,726)	13,216,206
Income before income taxes	$2,818,709	$204,269	$(20,418)	$3,002,560
Total assets	$103,957,299	$41,641,287	$-	$145,598,586

Six Months Ended June 30, 2011	Title Insurance	All Other	Intersegment Eliminations	Total

Operating revenues	$39,996,441	$2,254,586	$(408,899)	$41,842,128
Investment income	1,564,946	254,079	(40,835)	1,778,190
Net realized gain (loss) on investments	124,609	(3,694)	-	120,915
Total revenues	$41,685,996	$2,504,971	$(449,734)	$43,741,233
Operating expenses	38,137,759	2,627,361	(408,899)	40,356,221
Income (loss) before income taxes	$3,548,237	$(122,390)	$(40,835)	$3,385,012
Total assets	$116,889,860	$36,502,150	$-	$153,392,010

Six Months Ended
June 30, 2010

Operating revenues	$26,039,165	$2,096,978	$(393,370)	$27,742,773
Investment income	1,567,336	295,973	(40,835)	1,822,474
Net realized gain on investments	303,096	47,834	-	350,930
Total revenues	$27,909,597	$2,440,785	$(434,205)	$29,916,177
Operating expenses	25,008,822	2,282,750	(393,370)	26,898,202
Income before income taxes	$2,900,775	$158,035	$(40,835)	$3,017,975
Total assets	$103,957,299	$41,641,287	$-	$145,598,586

Note 5 – Retirement Agreements and Other Postretirement Benefits

On November 17, 2003, the Company’s subsidiary, Investors Title Insurance Company, entered into employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement totaling $5,415,000 and $5,134,000 as of June 30, 2011 and December 31, 2010, respectively.  The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded.  These amounts are classified as accounts payable and accrued liabilities in the consolidated balance sheets.  The following sets forth the net periodic benefits cost for the executive benefits for the periods ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Service cost – benefits earned during the year	$6,425	$6,425	$12,849	$12,849
Interest cost on the projected benefit obligation	7,689	7,689	15,378	15,378
Amortization of unrecognized prior service cost	5,097	5,097	10,194	10,194
Amortization of unrecognized gains	643	641	1,286	1,284
Net periodic benefits costs	$19,854	$19,852	$39,707	$39,705

Note 6 - Fair Value Measurement

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Their fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining their fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from the pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of June 30, 2011 and December 31, 2010, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices were unavailable due to the failure of auctions.  Some of the inputs to this model are unobservable in the market and are significant—therefore, the Company utilizes another third party pricing service to assist in the determination of fair market value of these securities.  That service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of June 30, 2011 and December 31, 2010:

	2011	2010
Cumulative probability of earning maximum rate until maturity	0.0-0.9%	0.0-0.8%
Cumulative probability of principle returned prior to maturity	85.8-98.6%	85.3-98.6%
Cumulative probability of default at some future point	1.4-14.1%	1.4-14.7%

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

The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of the ARS bonds was $5,800,000 and $5,900,000 as of June 30, 2011 and December 31, 2010, respectively, with approximately 81.9% and 82.2% as of June 30, 2011 and December 31, 2010, respectively, guaranteed by the U.S. Department of Education.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of June 30, 2011 and December 31, 2010.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

As of June 30, 2011	Level 1	Level 2	Level 3	Total
Equity Securities
Common stock and nonredeemable preferred stock	$15,268,038	$-	$-	$15,268,038
Fixed Maturities
Obligations of states and political subdivisions*	-	65,888,637	2,538,796	68,427,433
Corporate Debt Securities*	-	13,159,885	2,855,200	16,015,085
Total	$15,268,038	$79,048,522	$5,393,996	$99,710,556

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Equity Securities
Common stock and nonredeemable preferred stock	$13,872,370	$-	$-	$13,872,370
Fixed Maturities
Obligations of states and political subdivisions*	-	67,202,641	2,618,844	69,821,485
Corporate Debt Securities*	-	13,358,672	2,853,400	16,212,072
Total	$13,872,370	$80,561,313	$5,472,244	$99,905,927

*Denotes fair market value obtained from pricing services.

There were no transfers into or out of Levels 1 and 2 during the period.  The following table presents a reconciliation of the Company’s assets measured at fair value using significant unobservable inputs (Level 3) for the period ended June 30, 2011 and the year ended December 31, 2010:

Changes in fair value during the period ended:	2011	2010
Beginning balance at January 1	$5,472,244	$10,097,795
Redemptions and sales	(100,000)	(4,938,500)
Realized loss-included in realized (loss) gain on investments	-	(314,386)
Unrealized gain-included in other comprehensive income	21,752	627,335
Ending balance	$5,393,996	$5,472,244

Certain investments and other assets are measured at estimated fair value on a non-recurring basis, such as investments that are impaired during the period and recorded at estimated fair value in the financial statements as of or during the periods ended June 30, 2011 and December 31, 2010.  The following table summarizes the corresponding estimated fair value hierarchy of such investments and other assets at June 30, 2011 and December 31, 2010 and the related impairments recognized.

June 30, 2011	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method
investment	Fair Value	Yes	$-	$-	$58,281	$58,281	$(28,904)
Other assets	Fair Value	Yes	-	-	17,000	17,000	(15,500)
Total cost method
investments and other
assets			$-	$-	$75,281	$75,281	$(44,404)

December 31, 2010	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investment	Fair Value	Yes	$-	$-	$52,625	$52,625	$(47,141)
Other assets	Fair Value	Yes	-	-	-	-	(47,550)
Total cost method
investments and other
assets			$-	$-	$52,625	$52,625	$(94,691)

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

Note 7 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$61,721,601	$4,201,974	$34,938	$65,888,637
Corporate debt securities	12,143,901	1,100,513	84,529	13,159,885
Auction rate securities	5,327,107	68,088	1,199	5,393,996
Total	$79,192,609	$5,370,575	$120,666	$84,442,518
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$10,214,982	$5,157,846	$104,790	$15,268,038
Total	$10,214,982	$5,157,846	$104,790	$15,268,038
Short-term investments-
Certificates of deposit and other	$22,212,440	$-	$-	$22,212,440
Total	$22,212,440	$-	$-	$22,212,440

December 31, 2010
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$64,120,509	$3,248,821	$166,690	$67,202,640
Corporate debt securities	12,258,359	1,123,051	22,737	13,358,673
Auction rate securities	5,405,394	66,850	-	5,472,244
Total	$81,784,262	$4,438,722	$189,427	$86,033,557
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$9,458,773	$4,430,175	$16,578	$13,872,370
Total	$9,458,773	$4,430,175	$16,578	$13,872,370
Short-term investments-
Certificates of deposit and other	$27,203,550	$-	$-	$27,203,550
Total	$27,203,550	$-	$-	$27,203,550

The scheduled maturities of fixed maturity securities at June 30, 2011 were as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$3,129,360	$3,168,037
Due after one year through five years	30,959,343	32,806,623
Due five years through ten years	35,902,456	38,760,593
Due after ten years	9,201,450	9,707,265
Total	$79,192,609	$84,442,518

Gross realized gains and losses on securities for the six months ended June 30 are summarized as follows:

	2011	2010
Gross realized gains:
Obligations of states and political subdivisions	$36,274	$98,197
Common stocks and nonredeemable preferred stocks	262,952	356,373
Total	299,226	454,570
Gross realized losses:
Obligations of states and political subdivisions	$-	$-
Common stocks and nonredeemable preferred stocks	(46,413)	(14,346)
Other than temporary impairment of securities	(64,468)	(8,055)
Total	(110,881)	(22,401)
Net realized gain	$188,345	$432,169

Realized gains and losses are determined on the specific identification method.  Also included in net realized gain on sales in the Consolidated Statements of Income are impairments of other investments and loss on sales of property acquired in the settlement of claims totaling $(67,430) and $(81,239) for the six months ended June 30, 2011 and 2010, respectively.

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2011 and December 31, 2010.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2011
Auction rate securities	$1,858,766	$(1,199)	$-	$-	$1,858,766	$(1,199)
Obligations of states and political subdivisions	1,548,620	(34,938)	-	-	1,548,620	(34,938)
Corporate debt securities	939,790	(84,529)	-	-	939,790	(84,529)
Total Fixed Income Securities	$4,347,176	$(120,666)	$-	$-	$4,347,176	$(120,666)
Equity Securities	1,017,901	(104,790)	-	-	1,017,901	(104,790)
Total temporarily impaired securities	$5,365,077	$(225,456)	$-	$-	$5,365,077	$(225,456)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
Obligations of states and political subdivisions	$7,008,818	$(166,690)	$-	$-	$7,008,818	$(166,690)
Corporate debt securities	1,077,263	(22,737)	-	-	1,077,263	(22,737)
Total Fixed Income Securities	$8,086,081	$(189,427)	$-	$-	$8,086,081	$(189,427)
Equity Securities	746,388	(7,710)	220,635	(8,868)	967,023	(16,578)
Total temporarily impaired securities	$8,832,469	$(197,137)	$220,635	$(8,868)	$9,053,104	$(206,005)

As of June 30, 2011, the Company held $4,347,176 in fixed maturity securities with unrealized losses of $120,666.  As of December 31, 2010, the Company held $8,086,081 in fixed maturity securities with unrealized losses of $189,427.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over treasury securities.  Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of June 30, 2011, the Company held $1,017,901 in equity securities with unrealized losses of $104,790.  As of December 31, 2010, the Company held $967,023 in equity securities with unrealized losses of $16,578.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity income securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 14 and 26 securities had unrealized losses at June 30, 2011 and December 31, 2010, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During 2011, the Company recorded an other-than-temporary impairment charge in the amount of $64,468 related to stocks.  During 2010, the Company recorded an other-than-temporary impairment charge in the amount of $382,692 related to securities, of which, $281,156 was related to Level 3 auction rate securities that have had a history of being below cost and a change in the Company’s intent not to sell these securities.  Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

Note 8 – Commitments and Contingencies

Legal Proceedings.  A class action lawsuit is pending in the United States District Court for the Southern District of West Virginia against several title insurance companies, including Investors Title Insurance Company, entitled Backel v. Fidelity National Title Insurance et al. (6:2008- CV-00181). The plaintiff in this case contends a lack of meaningful oversight by agencies with which title insurance rates are filed and approved. There are further allegations that the title insurance companies have conspired to fix title insurance rates. The plaintiffs seek monetary damages, including treble damages, as well as injunctive relief. Similar suits have been filed in other jurisdictions, several of which have already been dismissed. In West Virginia, the case has been placed on the inactive list pending the resolution of the bankruptcy of LandAmerica Financial Group, Inc. The Company believes that this case is without merit, and intends to vigorously defend against the allegations. At this stage in the litigation, the Company does not have the ability to make a reasonable range of estimates in regards to potential loss amounts, if any.

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

Like-Kind Exchanges Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $12,237,000 and $23,044,000 as of June 30, 2011 and December 31, 2010, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. These like-kind exchange funds are primarily invested in money market and other short-term investments, including approximately $1,000,000 of par value in an auction rate security, as of June 30, 2011. The Company does not believe the current illiquidity of the auction rate security will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

Note 9 – Related Party Transactions

The Company does business with unconsolidated limited liability companies that it has investments in that are accounted for under the equity method of accounting. These unconsolidated companies are primarily title insurance agencies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,			As of June 30,	As of December 31,
Consolidated Balance Sheets			2011	2010
Other investments			$1,605,000	$1,682,000
Premiums and fees receivable			$569,000	$739,000

Financial Statement Classification,	For the three months ended June 30,		For the six months ended June 30,
Consolidated Statements of Income	2011	2010	2011	2010
Net premiums written	$2,579,000	$2,746,000	$4,701,000	$4,848,000
Other income	$243,000	$349,000	$458,000	$455,000

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 2010 Annual Report on Form l0-K should be read in conjunction with the following discussion since it contains important information for evaluating the Company's operating results and financial condition.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Operating revenues from the title segment accounted for 95.6% of the Company's operating revenues in the first six months of 2011.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.

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

The Company issues title insurance policies through issuing agencies and also directly through home and branch offices.  Issuing agents are typically real estate attorneys or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company's marketing strategy in a particular territory.  The ability to attract and retain issuing agents is a key determinant of the Company's growth in premiums written.

Revenues for this segment result from purchases of new and existing residential and commercial real estate, refinance activity and certain other types of mortgage lending such as home equity lines of credit.

Volume is a factor in the Company's profitability due to fixed operating costs which are incurred by the Company regardless of premium volume.  The resulting operating leverage tends to amplify the impact of changes in volume on the Company's profitability.  The Company's profitability also depends, in part, upon its ability to manage its investment portfolio to maximize investment returns and minimize risks such as interest rate changes, defaults and impairments of assets.

The Company's volume of title insurance premiums is affected by the overall level of residential and commercial real estate activity, which includes sales, mortgage financing and mortgage refinancing.  In turn, real estate activity is affected by a number of factors, including the availability of mortgage credit, the cost of real estate, consumer confidence, employment and family income levels and general United States economic conditions.  Interest rate volatility is also an important factor in the level of residential and commercial real estate activity.

The cyclical nature of the residential and commercial real estate markets - and consequently, the land title industry - has historically caused fluctuations in revenues and profitability, and it is expected to continue to do so in the future. Additionally, there are seasonal influences in real estate activity and accordingly in revenue levels for title insurers.

Services other than title insurance provided by operating divisions of the Company that are not required to be reported separately are reported in a category called "All Other."  These other services include those offered by the Company and by its smaller wholly owned subsidiaries,  Investors Title Exchange Corporation ("ITEC"), Investors Title Accommodation Corporation  ("ITAC"), Investors Trust Company ("Investors Trust"), Investors Capital Management Company ("ICMC") and Investors Title Management Services, Inc. ("ITMS").

The Company's exchange services division, ITEC and ITAC, provides customer services in connection with tax-deferred real property exchanges.  ITEC serves as a qualified intermediary in like-kind exchanges of real or personal property under Section 1031 of the Internal Revenue Code of 1986, as amended.  In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period.  ITAC serves as exchange accommodation titleholder in reverse exchanges.  An exchange accommodation offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.

In conjunction with Investors Trust, ICMC provides investment management and trust services to individuals, companies, banks and trusts.  ITMS offers various consulting services to provide clients with the technical expertise to start and successfully operate a title insurance agency.

Business Trends and Recent Conditions

By the mid 2000's, there had been a long-term trend of rising home values in the United States that resulted in inflated home values in many areas of the country.  From 2001 to 2003, the Federal Reserve lowered short-term interest rates 13 times.  Home sales reached record highs and simultaneously, lenders began to loosen their loan underwriting standards, particularly with non-traditional loan products.  Lower underwriting standards and innovative loan products increased the supply of mortgage credit and resulted in more mortgage loans to high-risk borrowers.  As a result, loan defaults and mortgage foreclosures increased.  During September 2008, many financial firms failed or restructured, contributing to a widespread financial crisis in the United States.  Lenders responded to the financial crisis by implementing stricter loan underwriting standards, which, combined with high unemployment and weakened consumer confidence, reduced the demand for homes.   In an attempt to stabilize the struggling economy, the U.S. government took steps to provide economic stimulus during 2009 and 2010.  The American Recovery and Reinvestment Act of 2009 included an $8,000 tax credit available for certain first time home buyers for the purchase of a principal residence on or after January 1, 2009.  On November 6, 2009, the President signed a law which extended the first-time homebuyer credit to persons who signed a binding purchase contract by April 30, 2010 and closed on the purchase of their residence by September 30, 2010.  A similar credit of $6,500 was also extended to homebuyers who had owned their current home at least five of the prior eight years.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 4.76% for the first six months of 2011, compared with 4.95% for the first six months of 2010.  The Mortgage Bankers Association ("MBA") June 15, 2011 Mortgage Finance Forecast projects 2011 annual mortgage originations to be $1.025 trillion, a decrease of approximately 34.8% compared with 2010.  Refinancing activity is projected to decrease 46.0% and purchasing activity is projected to decrease 8.7% from 2010 levels.

In 2010, refinancing activity accounted for 69.9% of all mortgage originations.  In 2011, refinancing transactions are projected by the June 15, 2011 MBA Mortgage Finance Forecast to account for only 57.9% of mortgage originations.  The projected decrease is attributable to the significant levels of refinance volume that occurred in prior years and the forecasted increases in mortgage interest rates.

Currently, the U.S. the economy is showing mixed signals with several federal programs in various stages.  The Federal Reserve’s program of purchasing U.S. Treasury Bonds to reduce long-term interest rates, Quantitative Easing 2, ended in the second quarter of 2011.   Meanwhile, federal lawmakers have agreed to extend certain provisions of the Bush-era tax cuts and negotiations are in process concerning the raising of the federal debt ceiling and possible reforms of the U.S. mortgage financing system, including Fannie Mae and Freddie Mac.  The MBA’s June 15, 2011 Economic Forecast projects slight improvements in unemployment rates and residential investment, a static domestic product, and decreases in business investments and personal consumption expenses for the balance of 2011.  In general, the overall economy remains uncertain, which will likely result in a continuation of the sluggish real estate market for the balance of 2011.

Historically, activity in real estate markets has varied over the course of market cycles in response to evolving economic factors.  Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.  Actual results could differ from these estimates.  During the quarter ended June 30, 2011, the Company made no material changes in its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

Results of Operations

For the quarter ended June 30, 2011, net premiums written increased 57.3% to $21,451,022, investment income decreased 4.0% to $878,818, total revenues increased 46.2% to $23,719,213 and net income decreased approximately $943,000 to $1,594,805, all compared with the same quarter in 2010.  Both net income per basic and diluted common share decreased from $1.11 in the second quarter of 2010 to $0.75 and $0.74, respectively, with the comparable quarter in 2011.

For the six months ended June 30, 2011, net premiums written increased 54.6% to $39,316,610, investment income decreased 2.4% to $1,778,190, total revenues increased 46.2 % to $43,741,233 and net income increased approximately $59,000 to $2,614,012, all compared with the same six-month period in 2010.  Both net income per basic and diluted common share for the six months ended June 30, 2011 increased $0.08 to $1.20 and $1.19, respectively, for the comparable period in 2010.

Net operating results for the three and six months ended June 30, 2011 were primarily impacted by premium growth, which is mainly attributable to the Company's recent expansion into Texas.  Agent commissions increased for the three and six months ended June 30, 2011 comparable with the same periods in 2010 as a result of growth in agency premiums and an increase in agent business from markets with higher premium rates, primarily Texas.  The increase in the provision for claims for the three and six months ended June 30, 2011 was primarily due to a $942,000 recovery under the Company's fidelity bond in the second quarter of 2010, which reduced the provision during the 2010 periods.

Operating Revenues

Operating revenues include net premiums written plus other fee income, trust income, management services income, and exchange services income. Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately under “Non-Operating Revenues” below.

Title Orders:  The volume of title orders issued increased 10.2% in the first six months of 2011 to 98,409 compared with 89,308 title orders in the same period in 2010.  The Company's expansion into Texas was the primary reason for the increases in net premiums written and order counts.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies.  Following is a breakdown of net premiums generated by home and branch offices and agency operations for the quarters ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	%	2010	%	2011	%	2010	%
Home and Branch	$3,977,234	18.5	$4,420,264	32.4	$7,673,514	19.5	$8,170,064	32.1
Agency	17,473,788	81.5	9,218,686	67.6	31,643,096	80.5	17,255,188	67.9
Total	$21,451,022	100	$13,638,950	100	$39,316,610	100	$25,425,252	100

Home and Branch Office Net Premiums:  In the Company's home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations decreased 10.0% and 6.1% for the three and six months ended June 30, 2011, respectively, as compared with the comparable prior year periods.  The decrease in 2011 for home and branch operations primarily reflects stagnation in the real estate market and a decline in mortgage refinancing.  All of the Company's home office operations and the majority of branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina policies.

Agency Net Premiums:  When a policy is written through a title agency, agents retain the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  The increase in the percentage of total premiums written by agencies in 2011 is primarily due to the Company's strategy of growth through expansion of its agency base and the influence of local geographic trends.  Agency net premiums written increased 89.5% and 83.4% for the three and six months ended June 30, 2011, respectively, compared with the prior year, primarily due to the Company's recent expansion into Texas.

Following is a schedule of net premiums written for the three and six months ended June 30, 2011 and 2010 in select states in which the Company's two insurance subsidiaries ITIC and NITIC currently underwrite insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State	2011	2010	2011	2010
Texas	$8,654,845	$-	$13,865,909	$-
North Carolina	5,258,993	5,762,751	10,067,260	10,684,455
Michigan	822,209	1,026,010	2,648,576	1,982,856
South Carolina	1,489,652	1,377,219	3,136,594	2,746,405
Virginia	1,055,384	1,090,823	1,936,847	2,056,391
Other States	4,217,775	4,408,545	7,750,361	8,015,128
Direct Premiums	21,498,858	13,665,348	39,405,547	25,485,235
Reinsurance Assumed	4,899	-	10,496	9,934
Reinsurance Ceded	(52,735)	(26,398)	(99,433)	(69,917)
Net Premiums	$21,451,022	$13,638,950	$39,316,610	$25,425,252

Other Revenues:  Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company's equity method investments.  Other revenues were $1,242,298 and $2,525,518 for the three and six month periods ended June 30, 2011, respectively, compared with $1,338,184 and $2,317,521 in the prior year periods.  The decrease in other revenues for the three months ended June 30, 2011 is primarily related to decreases in equity earnings of unconsolidated affiliates and exchange service revenues.  The increase in other revenues for the six months ended June 30, 2011 is primarily due to increases in trust income and fees associated with the title industry and exchange service revenues.

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

In formulating its investment strategy, the Company has emphasized after-tax income. The Company's investments are primarily in bonds and, to a lesser extent, equity securities.  The effective maturity of the majority of the bonds is within 10 years.  The Company's invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

As the Company generates cash from operations, it is invested in accordance with the Company's investment policy and corporate goals.  The Company's investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principle, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable bonds, tax-exempt bonds and equity securities.  The Company strives to maintain a high quality investment portfolio. Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

Investment income decreased 4.0% and 2.4% to $878,818 and $1,778,190 for the three and six months ended June, 30, 2011, respectively, compared with $915,852 and $1,822,474 for the same periods in 2010.  The Company believes the decline in investment income in 2011 was due primarily to a lower investment balance and a slightly lower level of interest earned on short-term funds.

Net Realized Gain on Investments:  Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers' business prospects and tax planning considerations.  Additionally, the amounts of net realized investment gains and losses are affected by assessments of securities' valuation for other-than-temporary impairment.  As a result of the interaction of these factors and considerations, net realized investment gains or losses can vary significantly from period to period.

Net realized gain on investments was $147,075 and $120,915 for the three and six months ended June 30, 2011, respectively, compared with $325,780 and $350,930 for the same periods in 2010.  The year-to-date 2011 net gain included impairment charges of $108,872 on certain investments and other assets including property acquired in the settlement of claims that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $229,787. The year-to-date 2010 net realized gain included impairment charges of $92,950 on certain investments and other assets including property acquired in the settlement of claims offset by net realized gains on the sales of investments and other assets of $443,880.  Management believes unrealized losses on remaining fixed income and equity securities at June 30, 2011 are temporary in nature.

The securities in the Company's portfolio are subject to economic conditions and market risks.  The Company considers relevant facts and circumstances in evaluating whether a credit or interest-related impairment of a security is other-than-temporary.  Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.

There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary.  These risks and uncertainties include the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, the risk that the Company's assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the characteristics of that issuer, the risk that information obtained by the Company or changes in other facts and circumstances leads management to change its intent to hold the equity security until it recovers in value or its intent to sell the debt security, and the risk that management is making decisions based on misstated information in the financial statements provided by issuers.

Expenses

 The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations.  Operating expenses increased 64.0% and 50.0% for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010. The total year-to-date increase in operating expenses resulted primarily from increases in commissions, the provision for claims and salaries, employee benefits and payroll taxes.

Following is a summary of the Company's operating expenses for the three and six months ended June 30, 2011 and 2010.  Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	%	2010	%	2011	%	2010	%
Title insurance	$20,422,468	94.2	$12,158,799	92.0	$37,762,453	93.6	$24,643,318	91.6
All other	1,257,940	5.8	1,057,407	8.0	2,593,768	6.4	2,254,884	8.4
Total	$21,680,408	100	$13,216,206	100	$40,356,221	100	$26,898,202	100

On a combined basis, after-tax profit margins were 6.7 % and 6.0% for the three and six months ended June 30, 2011, respectively, and 15.6% and 8.5% for the three and six months ended June 30, 2010, respectively.

Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 105.3% and 100.2% for the three and six month periods ended June 30, 2011, respectively, from the comparable prior year periods primarily due to increased premiums from agency operations in Texas in 2011.  Commission expense as a percentage of net premiums written by agents was 76.1 % and 76.4% for the three and six month periods ended June 30, 2011, respectively, compared with 70.3% and 70.0% for the same periods in 2010, respectively.  The increase in average commission rate in 2011 compared with 2010 is related to an increase in agent business from markets with higher premium and commission rates, primarily Texas. Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provision for Claims:  The provision for claims as a percentage of net premiums written was 5.7% and 5.0% for the three and six month periods ended June 30, 2011, respectively, versus 0.8% and 5.6% for the same periods in 2010. Factors resulting in the higher loss provision rate for the three months ended June 30, 2011 include a recovery against the Company's fidelity bond of $942,000 in 2010, which lowered the provision during this period.  The lower loss provision rate for the six months ended June 30, 2011 is primarily due to lower claim payments, as well as a decline in the relative share of North Carolina business as a percentage of the total. Since North Carolina's premium rates are less than half the national average, the resulting loss ratio for North Carolina business is higher than for our other markets.

The improvement in the loss provision rate for the six months ended June 30, 2011 from the 2010 level resulted in approximately $252,000 less in reserves than would have been recorded at the higher 2010 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $2,545,287 and $3,162,819 for the six months ended June 30, 2011 and 2010, respectively.

Reserves for Claims:  At June 30, 2011, the total reserves for claims were approximately $37,605,000.  Of that total, approximately $5,833,000 was reserved for specific claims, and approximately $31,772,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

Changes from prior periods in the expected liability for claims reflect the uncertainty of the claims environment, as well as the limited predictive power of historical data.  The Company continually updates and refines its reserve estimates as current experience develops and credible data emerges.  Adjustments may be required as new information develops which often varies from past experience.

Movements in the reserves related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data, rather than as a result of material changes to underlying key actuarial assumptions or methodologies.  Such changes include payments on claims closed during the quarter, new details that emerge on still-open cases that cause claims adjusters to increase or decrease the case reserves and the impact that these types of changes have on the Company's total loss provision.

Salaries, Employee Benefits and Payroll Taxes:  Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $4,639,675 and $9,331,671 for the three and six month periods ended June 30, 2011, respectively, as compared with $4,345,961 and $8,830,273 for the same periods in 2010.  The increases for the three and six month periods in 2011 compared with the same periods in 2010 were primarily due to increases in bonus expense, employee benefits and salaries.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 19.6% and 21.3% for the three and six month periods ended June 30, 2011, respectively, as compared with 26.8% and 29.5% for the same periods in 2010.

Office Occupancy and Operations:  Overall office occupancy and operations expenses as a percentage of total revenues were 4.0% and 6.0% for the second quarter ended June 30, 2011 and 2010, respectively, and 4.4% and 6.9% for the first six months ended June 30, 2011 and 2010, respectively.  The decrease in office occupancy and operations expenses in 2011 compared with 2010 was primarily due to decreases in internet and communications, insurance, rent, postage and depreciation expenses as part of the Company's ongoing initiative to reduce operating expenses.

Business Development: Business development expenses for the three and six month periods ended June 30, 2011 were $372,239 and $759,786, respectively, compared with $352,365 and $626,661 for the same periods ended in 2010.  Business development expenses increased in 2011 compared with 2010 primarily due to increases in marketing expenses related to higher levels of marketing efforts associated with the Company’s recent expansion into Texas.

Premium and Retaliatory Taxes:  Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute.  Premium tax rates vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 2.3% and 2.3% for the three and six month periods ended June 30, 2011, respectively, compared with 2.1 % and 2.3% for the same periods in 2010.

Professional and Contract Labor Fees:  Professional and contract labor fees were $411,557 and $720,081 for the three and six month periods ended June 30, 2011, respectively, compared with $338,794 and $703,872 for the same periods in 2010.  The increases in 2011 primarily relate to banking industry professional fees.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation with transaction volume of the title segment and the trust division.

Income Taxes

The provision for income taxes was $444,000 and $771,000 for the three and six month periods ended June 30, 2011, respectively, compared with $465,000 and $463,000 for the same periods in 2010.  Income tax expense as a percentage of earnings before income taxes was 21.8% and 22.8%, for the three and six month periods ended June 30, 2011, respectively, compared with 15.5% and 15.3% for the same periods in 2010.  The increase in the effective rate for 2011 from 2010 was primarily due to a higher proportion of taxable to tax-exempt investment income. The effective income tax rate for both 2011 and 2010 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax exempt income.  Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized, impairment and unrecognized losses recorded through June 30, 2011 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Liquidity: Cash flows provided by operating activities increased from 2010 to 2011, primarily due to the collection of receivables and lower claim payments.  Cash and cash equivalents at June 30, 2011 increased approximately $7,405,000 from June 30, 2010, to approximately $12,653,000, due to cash provided by investing and operating activities in 2011.

Due to the Company's historical consistent ability to generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future.  However, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, the Company's claims-paying ability and its financial strength ratings.  The Company is unaware of any trend that is likely to result in material adverse liquidity changes, but continually assesses its capital allocation strategy, including decisions relating to repurchasing the Company's stock and/or conserving cash.  The Company's current cash requirements include general operating expenses, income taxes, capital expenditures, dividends on its common stock declared by the Board of Directors and share repurchases of its common stock.

In addition to operational liquidity, the Company maintains a high degree of liquidity within its investment portfolio in the form of short-term investments and other readily marketable securities.

The Company's investment portfolio is considered as available-for-sale. The Company reviews the status of each of its securities quarterly to determine whether an other-than-temporary impairment has occurred.

Cash Flows: Net cash flows provided by (used in) operating activities were $3,180,363 and ($502,426) for the six months ended June 30, 2011 and 2010, respectively.  The primary use of cash in operations was payments of claims and income taxes.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders, and operating requirements.

The principal non-operating use of cash and cash equivalents in 2011 was repurchases of common stock.  The principal non-operating use of cash and cash equivalents in 2010 was purchases of securities to the investment portfolio.  The net effect of all activities on total cash and cash equivalents was an increase of $4,535,889 and a decrease of $3,485,543 for the six months ended 2011 and 2010, respectively.  As of June 30, 2011, the Company held cash and cash equivalents of $12,652,920, short-term investments of $22,212,440, fixed maturity securities of $84,442,518 and equity securities of $15,268,038.

As noted previously, the Company's operating results and cash flows are heavily dependent on the real estate market.  The Company's business has certain fixed costs such as personnel; therefore, changes in the real estate market are monitored closely and operating expenses such as staffing levels are managed and adjusted accordingly. The Company believes, however, that its significant working capital position and management of operating expenses will aid its ability to manage cash resources through fluctuations in the real estate market.

Receipt of Dividends from Subsidiaries:  The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends and distributions from subsidiaries and cash generated by investment securities.  The Company's significant sources of funds are dividends and distributions from its subsidiaries.  The holding company receives cash from its subsidiaries in the form of dividends and as reimbursements for operating and other administrative expenses that it incurs.  The reimbursements are executed within the guidelines of management agreements between the holding company and its subsidiaries.

The Company's ability to pay dividends and operating expenses is dependent on funds received from the insurance subsidiaries, which are subject to regulation in the states in which they do business.  Each state of domicile regulates the extent to which the Company's title underwriters can pay dividends or make distributions.  These regulations, among other things, require prior regulatory approval of the payment of dividends and other intercompany transfers.  The Company believes that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company's current operating needs.

The maximum dividend permitted by law is not necessarily indicative of an insurer's actual ability to pay dividends, which may be constrained by regulatory and business considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings.  Further, depending on regulatory and business conditions, the Company may in the future need to retain cash in its underwriting subsidiaries in order to maintain their ratings or their statutory capital position.  Such requirements could be the result of adverse financial results, changes in interpretation of statutory accounting requirements by regulators, reserve charges or investment losses.

Purchase of Company Stock:  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Company's stock repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company's common stock pursuant to the plan immediately after the approval.  Pursuant to this approval, the Company purchased 162,411 shares in the first six months of 2011 and 4,375 for the same period in 2010 at an average per share price of $32.08 and $33.29, respectively.

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

Recent Accounting Standards

For a description of recent accounting pronouncements, please refer to Note 1 to the Notes to Consolidated Financial Statements herein.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended June 30, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				346,808
04/01/11– 04/30/11	15,979	$31.16	15,979	330,829
05/01/11– 05/31/11	12,441	$39.76	12,441	318,388
06/01/11– 06/30/11	7,223	$40.18	7,223	311,165
Total:	35,643	$35.99	35,643	311,165

For the quarter ended June 30, 2011, the Company purchased an aggregate of 35,643 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company anticipates making further purchases under this Plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Item 6.  Exhibits

10	Form of Stock Appreciation Rights Agreement under 2009 Stock Appreciation Right Plan, filed herewith

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS TITLE COMPANY

By:	/s/ James A. Fine, Jr.
James A. Fine, Jr.
President, Principal Financial Officer and
Principal Accounting Officer

Dated: August 9, 2011