Form 10-Q
period 2011-09-30
INVESTORS TITLE CO
filed 2011-11-14
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer__ Accelerated filer __ Non-accelerated filer __ Smaller reporting company X
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___    No   X

As of October 19, 2011, there were 2,120,524 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(Unaudited)

	September 30, 2011	December 31, 2010
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2011: $77,394,287; 2010:
$81,784,262)	$83,603,960	$86,033,557
Equity securities, available-for-sale, at fair value (cost: 2011: $14,693,945; 2010: $9,458,773)	17,770,019	13,872,370
Short-term investments	21,723,492	27,203,550
Other investments	3,104,683	2,888,958
Total investments	126,202,154	129,998,435

Cash and cash equivalents	14,692,102	8,117,031
Premium and fees receivable (less allowance for doubtful accounts: 2011: $1,306,000; 2010:
$1,421,000)	6,606,031	7,253,786
Accrued interest and dividends	913,234	1,150,602
Prepaid expenses and other assets	2,941,765	2,816,661
Property, net	3,635,006	3,672,317
Current income taxes recoverable	506,717	-
Deferred income taxes, net	-	476,534
Total Assets	$155,497,009	$153,485,366

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$37,548,000	$38,198,700
Accounts payable and accrued liabilities	13,141,854	10,301,495
Current income taxes payable	-	1,056,356
Deferred income taxes, net	958,657	-
Total liabilities	51,648,511	49,556,551

Commitments and Contingencies	-	-

Stockholders’ Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock - no par value (shares authorized 10,000,000; 2,121,630 and 2,282,596 shares issued and outstanding 2011 and 2010, respectively, excluding 291,676 shares
for 2011 and 2010, respectively, of common stock held by the Company’s subsidiary)	1	1
Retained earnings	97,729,595	98,240,109
Accumulated other comprehensive income	6,118,902	5,688,705
Total stockholders’ equity	103,848,498	103,928,815
Total Liabilities and Stockholders’ Equity	$155,497,009	$153,485,366

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues:
Net premiums written	$23,986,592	$16,749,395	$63,303,202	$42,174,647
Investment income - interest and dividends	887,055	934,754	2,665,245	2,757,228
Net realized (loss) gain on investments	(200,087)	(44,864)	(79,172)	306,066
Other	1,443,310	1,522,399	3,968,828	3,839,920
Total Revenues	26,116,870	19,161,684	69,858,103	49,077,861

Operating Expenses:
Commissions to agents	15,161,823	8,632,083	39,335,237	20,707,910
Provision for claims	349,672	1,819,522	2,301,259	3,244,341
Salaries, employee benefits and payroll taxes	4,778,542	4,354,854	14,110,213	13,185,127
Office occupancy and operations	919,681	971,264	2,836,068	3,038,491
Business development	363,731	335,454	1,123,517	962,115
Filing fees, franchise and local taxes	79,638	241,774	411,897	534,473
Premium and retaliatory taxes	459,711	336,925	1,368,168	919,655
Professional and contract labor fees	412,227	334,973	1,132,308	1,038,845
Other	130,380	126,734	392,959	420,828
Total Operating Expenses	22,655,405	17,153,583	63,011,626	44,051,785

Income before Income Taxes	3,461,465	2,008,101	6,846,477	5,026,076

Provision for Income Taxes	1,021,000	559,000	1,792,000	1,022,000

Net Income	$2,440,465	$1,449,101	$5,054,477	$4,004,076

Basic Earnings per Common Share	$1.15	$0.63	$2.34	$1.75

Weighted Average Shares Outstanding – Basic	2,124,078	2,284,331	2,164,240	2,285,039

Diluted Earnings per Common Share	$1.14	$0.63	$2.32	$1.75

Weighted Average Shares Outstanding – Diluted	2,143,327	2,285,785	2,180,455	2,291,060

Cash Dividends Paid per Common Share	$0.07	$0.07	$0.21	$0.21

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended September 30	Three Months Ended September 30	Nine Months Ended September 30	Nine Months Ended September 30
	2011	2010	2011	2010
Net income	$2,440,465	$1,449,101	$5,054,477	$4,004,076
Other comprehensive income, before tax:
Amortization related to prior year service cost	(415)	5,097	9,779	15,291
Amortization of unrecognized (loss) gain	(1,525)	645	(239)	1,929
Unrealized (losses) gains on investments arising
during the period	(1,217,304)	2,786,823	543,683	2,898,570
Reclassification adjustment for sale of securities
included in net income	49,979	(1,477)	(179,309)	(437,301)
Reclassification adjustment for write-down of
securities included in net income	150,108	46,341	258,481	131,235
Other comprehensive (loss) income, before tax	(1,019,157)	2,837,429	632,395	2,609,724
Income tax (benefit) expense related to postretirement
health benefits	(661)	1,956	3,244	5,855
Income tax (benefit) expense related to
unrealized (losses) gains on investments arising during the
year	(427,839)	956,357	170,908	1,002,295
Income tax expense (benefit) related to reclassification
adjustment for sale of securities included in
net income	17,377	(340)	(61,842)	(152,395)
Income tax expense related to reclassification
adjustment for write-down of securities included in
net income	51,612	15,752	89,888	46,315
Net income tax (benefit) expense on other
comprehensive income	(359,511)	973,725	202,198	902,070
Other comprehensive (loss) income	(659,646)	1,863,704	430,197	1,707,654
Comprehensive income	$1,780,819	$3,312,805	$5,484,674	$5,711,730

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2010	2,285,289	$1	$92,528,818	$4,730,258	$97,259,077
Net income			4,004,076		4,004,076
Dividends ($0.21 per share)			(479,861)		(479,861)
Shares of common stock repurchased and retired	(10,592)		(330,683)		(330,683)
Stock options exercised	9,345		139,000		139,000
Share-based compensation expense			163,739		163,739
Amortization related to postretirement health
benefits				11,365	11,365
Net unrealized gain on investments				1,696,289	1,696,289
Balance, September 30, 2010	2,284,042	$1	$96,025,089	$6,437,912	$102,463,002

Balance, January 1, 2011	2,282,596	$1	$98,240,109	$5,688,705	$103,928,815
Net income			5,054,477		5,054,477
Dividends ($0.21 per share)			(450,822)		(450,822)
Shares of common stock repurchased and retired	(168,516)		(5,426,478)		(5,426,478)
Stock options exercised	7,550		152,526		152,526
Share-based compensation expense			159,783		159,783
Amortization related to postretirement health
benefits				6,296	6,296
Net unrealized gain on investments				423,901	423,901
Balance, September 30, 2011	2,131,630	$1	$97,729,595	$6,118,902	$103,848,498

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Operating Activities
Net income	$5,054,477	$4,004,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	360,820	384,601
Amortization, net	250,728	251,456
Amortization related to postretirement benefits obligation	9,540	17,220
Share-based compensation expense related to stock options	159,783	163,739
Decrease in allowance for doubtful accounts on premiums receivable	(115,000)	(53,000)
Net gain on disposals of property	(26,528)	(2,870)
Net realized loss (gain) on investments	79,172	(306,066)
Net earnings from other investments	(396,487)	(506,448)
Provision for claims	2,301,259	3,244,341
Provision for deferred income taxes	1,233,000	1,718,000
Changes in assets and liabilities:
Decrease (increase) in receivables	762,755	(1,419,857)
Decrease in other assets	73,731	305,154
Increase in current income taxes recoverable	(506,717)	(1,047,057)
Increase in accounts payable and accrued liabilities	2,840,359	434,167
Decrease in current income taxes payable	(1,056,356)	(670,290)
Payments of claims, net of recoveries	(2,951,959)	(4,669,341)
Net cash provided by operating activities	8,072,577	1,847,825

Investing Activities
Purchases of available-for-sale securities	(8,610,912)	(11,970,880)
Purchases of short-term securities	(4,592,762)	(9,695,660)
Purchases of other investments	(341,117)	(416,100)
Proceeds from sales and maturities of available-for-sale securities	7,503,245	11,630,860
Proceeds from maturities of held-to-maturity securities	-	2,000
Proceeds from sales and maturities of short-term securities	10,072,820	5,640,859
Proceeds from sales and distributions of other investments	492,975	512,903
Purchases of property	(328,138)	(163,343)
Proceeds from disposals of property	31,157	17,200
Net cash provided by (used) in investing activities	4,227,268	(4,442,161)

Financing Activities
Repurchases of common stock	(5,426,478)	(330,683)
Exercise of options	152,526	139,000
Dividends paid	(450,822)	(479,861)
Net cash used in financing activities	(5,724,774)	(671,544)

Net Increase (Decrease) in Cash and Cash Equivalents	6,575,071	(3,265,880)
Cash and Cash Equivalents, Beginning of Period	8,117,031	8,733,221
Cash and Cash Equivalents, End of Period	$14,692,102	$5,467,341

Consolidated Statements of Cash Flows, continued
	2011	2010
Supplemental Disclosures:
Cash Paid During the Year for:
Income Taxes, payments, net	$2,125,000	$1,075,000
Non cash net unrealized gain on investments, net of deferred tax provision of $(198,953) and $(896,219) for 2011 and 2010,
respectively	$(423,901)	$(1,696,289)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Recently Issued Accounting Standards –  In January 2010, the FASB updated the requirements for fair value measurements and disclosures to provide for additional disclosures related to transfers in and out of fair value hierarchy Levels 1 and 2, and to require companies to present purchases, sales, issuances and settlements of Level 3 securities on a gross rather than net basis. Refer to Note 6 for a discussion of valuation hierarchy levels. The new disclosures are clarifications of existing disclosures and are effective for interim and annual reporting periods beginning after December 15, 2009, except that the disclosures requiring the presentation of Level 3 securities trading activity on a gross basis are effective for fiscal years beginning after December 15, 2010. This update did not have an impact on the Company’s financial condition or results of operations.

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

Change in Estimate. The Company's premium revenues from certain agency operations include accruals based on estimates using historical information, as well as other relevant trends and data.  The accruals for premiums are necessary because of the lag between policy effective dates and the reporting of these transactions to the Company by the agents.  In addition to accruing these earned but unreported agency premiums, the Company also accrues agent commission expenses, premium taxes and income taxes, and records a provision for claim losses at the prevailing provision rate as of the balance sheet date.

During the third quarter of 2011, the Company performed a study of certain agency transactions to more accurately gauge the lag time between policy effective dates and the reporting of these transactions to the Company by the agents.  Based on the results of this study, the Company reevaluated and refined the estimate for this accrual, which resulted in an increase in accrued premiums receivable. The Company believes that this adjustment is properly reflected as a change in accounting estimate in the third quarter of 2011.  The approximate impact of this change in estimate for the quarter ended September 30, 2011 were increases of $3,004,000 in net premiums written, $2,554,000 in commissions to agents, $60,000 in premium taxes, $90,000 in the provision for claims, $102,000 in the provision for income taxes and $198,000 in net income, or approximately $0.09 per share, compared with the amounts that would have been recorded under the Company’s prior estimate.  The net income and earnings per share effects exclude certain fixed expenses.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the nine months ended September 30, 2011 and the year ended December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
Balance, beginning of period	$38,198,700	$39,490,000
Provision, charged to operations	2,301,259	4,435,066
Payments of claims, net of recoveries	(2,951,959)	(5,726,366)
Ending balance	$37,548,000	$38,198,700

The total reserve for all reported and unreported losses the Company incurred through September 30, 2011 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under policies issued through September 30, 2011.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and incurred but not reported claims (“IBNR”), follows:

	September 30, 2011%		December 31, 2010%
Known title claims	$5,881,172	15.7	$6,121,941	16.0
IBNR	31,666,828	84.3	32,076,759	84.0
Total loss reserves	$37,548,000	100	$38,198,700	100

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

Note 3 - Earnings Per Common Share and Share Awards

Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b), the amount of compensation cost, if any, for future service that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method, were 19,249 and 1,454 for the three months ended September 30, 2011 and 2010, respectively, and 16,215 and 6,021 for the nine months ended September 30, 2011 and 2010, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$2,440,465	$1,449,101	$5,054,477	$4,004,076
Weighted average common shares
outstanding – Basic	2,124,078	2,284,331	2,164,240	2,285,039
Incremental shares outstanding assuming
the exercise of dilutive stock options
and SARs (share settled)	19,249	1,454	16,215	6,021
Weighted average common shares
outstanding - Diluted	2,143,327	2,285,785	2,180,455	2,291,060
Basic earnings per common share	$1.15	$0.63	$2.34	$1.75
Diluted earnings per common share	$1.14	$0.63	$2.32	$1.75

There were 11,500 and 20,200 shares excluded from the computation of diluted earnings per share for the three months ended September 30, 2011 and 2010, respectively, because these shares were anti-dilutive. There were 11,500 and 13,500 shares excluded from the computation of diluted earnings per share for the nine months ended September 30, 2011 and 2010, respectively, because these shares were anti-dilutive.

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

A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2010	117,245	$27.54	5.10	$541,543
SARs granted	3,000	33.31
Options exercised	(9,445)	14.88
Options/SARs cancelled/forfeited/expired	-	-
Outstanding as of December 31, 2010	110,800	$28.77	4.51	$353,955
SARs granted	3,000	41.50
Options exercised	(7,550)	20.20
Options/SARs cancelled/forfeited/expired	(4,500)	28.61
Outstanding as of September 30, 2011	101,750	$29.79	4.15	$657,189

Exercisable as of September 30, 2011	94,644	$29.74	4.14	$613,968

Unvested as of September 30, 2011	7,106	$30.52	4.41	$43,221

During the second quarters of 2011 and 2010, the Company issued 3,000 share-settled SARs to the directors of the Company.   SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  As such, these were valued using the Black-Scholes option valuation model.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercise and employee termination within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate for periods during the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

The weighted-average fair values for the SARs issued during 2011 and 2010 were $15.55 and $12.30, respectively, and were estimated using the weighted-average assumptions shown in the table below.

	2011	2010
Expected Life in Years	5.0	5.0
Volatility	43.6%	42.4%
Interest Rate	1.9%	2.1%
Yield Rate	0.8%	0.8%

There was approximately $160,000 and $164,000 of compensation expense relating to SARs or options vesting on or before September 30, 2011 and 2010, respectively, included in salaries, employee benefits and payroll taxes in the consolidated statements of income.  As of September 30, 2011, there was approximately $96,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 5 months.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended September 30, 2011 and 2010:

Three Months Ended September 30, 2011	Title Insurance	All Other	Intersegment Eliminations	Total
Operating revenues	$24,501,862	$1,128,526	$(200,486)	$25,429,902
Investment income	783,495	123,977	(20,417)	887,055
Net realized loss on investments	(179,016)	(21,071)	-	(200,087)
Total revenues	$25,106,341	$1,231,432	$(220,903)	$26,116,870
Operating expenses	21,620,657	1,235,234	(200,486)	22,655,405
Income (loss) before income taxes	$3,485,684	$(3,802)	$(20,417)	$3,461,465
Total assets	$118,905,284	$36,591,725	$-	$155,497,009

Three Months Ended
September 30, 2010
Operating revenues	$17,402,778	$1,066,743	$(197,727)	$18,271,794
Investment income	794,078	161,093	(20,417)	934,754
Net realized loss on investments	(41,277)	(3,587)	-	(44,864)
Total revenues	$18,155,579	$1,224,249	$(218,144)	$19,161,684
Operating expenses	15,987,300	1,364,010	(197,727)	17,153,583
Income (loss) before income taxes	$2,168,279	$(139,761)	$(20,417)	$2,008,101
Total assets	$109,070,835	$41,686,534	$-	$150,757,369

Nine Months Ended September 30, 2011	Title Insurance	All Other	Intersegment Eliminations	Total
Operating revenues	$64,498,303	$3,383,112	$(609,385)	$67,272,030
Investment income	2,348,441	378,056	(61,252)	2,665,245
Net realized loss on investments	(54,407)	(24,765)	-	(79,172)
Total revenues	$66,792,337	$3,736,403	$(670,637)	$69,858,103
Operating expenses	59,758,416	3,862,595	(609,385)	63,011,626
Income (loss) before income taxes	$7,033,921	$(126,192)	$(61,252)	$6,846,477
Total assets	$118,905,284	$36,591,725	$-	$155,497,009

Nine Months Ended
September 30, 2010
Operating revenues	$43,441,943	$3,163,721	$(591,097)	$46,014,567
Investment income	2,361,414	457,066	(61,252)	2,757,228
Net realized gain on investments	261,819	44,247	-	306,066
Total revenues	$46,065,176	$3,665,034	$(652,349)	$49,077,861
Operating expenses	40,996,122	3,646,760	(591,097)	44,051,785
Income before income taxes	$5,069,054	$18,274	$(61,252)	$5,026,076
Total assets	$109,070,835	$41,686,534	$-	$150,757,369

Note 5 – Retirement Agreements and Other Postretirement Benefits

On November 17, 2003, the Company’s subsidiary, Investors Title Insurance Company, entered into employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement totaling $5,517,000 and $5,134,000 as of September 30, 2011 and December 31, 2010, respectively.  The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded.  These amounts are classified as accounts payable and accrued liabilities in the consolidated balance sheets.  The following sets forth the net periodic benefits cost for the executive benefits for the periods ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Service cost – benefits earned during the year	$1,778	$6,425	$14,627	$19,274
Interest cost on the projected benefit obligation	3,077	7,688	18,455	23,066
Amortization of unrecognized prior service cost	(415)	5,097	9,779	15,291
Amortization of unrecognized (gains) losses	(1,525)	645	(239)	1,929
Net periodic benefits costs	$2,915	$19,855	$42,622	$59,560

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Their fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining their fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from the pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of September 30, 2011 and December 31, 2010, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices were unavailable due to the failure of auctions.  Some of the inputs to this model are unobservable in the market and are significant—therefore, the Company utilizes another third party pricing service to assist in the determination of fair market value of these securities.  That service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of September 30, 2011 and December 31, 2010:

	2011	2010
Cumulative probability of earning maximum rate until maturity	0.0-0.1%	0.0-0.8%
Cumulative probability of principle returned prior to maturity	95.4-98.7%	85.3-98.6%
Cumulative probability of default at some future point	1.3-4.6%	1.4-14.7%

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

The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of the ARS bonds was $5,000,000 and $5,900,000 as of September 30, 2011 and December 31, 2010, respectively, with approximately 79.6% and 82.2% as of September 30, 2011 and December 31, 2010, respectively, guaranteed by the U.S. Department of Education.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of September 30, 2011 and December 31, 2010.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

As of September 30, 2011	Level 1	Level 2	Level 3	Total
Equity Securities
Common stock and nonredeemable preferred stock	$17,770,019	$-	$-	$17,770,019
Fixed Maturities
Obligations of states and political subdivisions*	-	66,842,938	1,837,200	68,680,138
Corporate Debt Securities*	-	12,140,622	2,783,200	14,923,822
Total	$17,770,019	$78,983,560	$4,620,400	$101,373,979

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Equity Securities
Common stock and nonredeemable preferred stock	$13,872,370	$-	$-	$13,872,370
Fixed Maturities
Obligations of states and political subdivisions*	-	67,202,641	2,618,844	69,821,485
Corporate Debt Securities*	-	13,358,672	2,853,400	16,212,072
Total	$13,872,370	$80,561,313	$5,472,244	$99,905,927
*Denotes fair market value obtained from pricing services.

There were no transfers into or out of Levels 1 and 2 during the period.  The following table presents a reconciliation of the Company’s assets measured at fair value using significant unobservable inputs (Level 3) for the period ended September 30, 2011 and the year ended December 31, 2010:

Changes in fair value during the period ended:	2011	2010
Beginning balance at January 1	$5,472,244	$10,097,795
Redemptions and sales	(900,000)	(4,938,500)
Realized gain (loss)-included in realized (loss) gain on investments	8,248	(314,386)
Unrealized gain-included in other comprehensive income	39,908	627,335
Ending balance	$4,620,400	$5,472,244

Certain investments and other assets are measured at estimated fair value on a non-recurring basis, such as investments that are impaired during the period and recorded at estimated fair value in the financial statements as of or during the periods ended September 30, 2011 and December 31, 2010.  The following table summarizes the corresponding estimated fair value hierarchy of such investments and other assets at September 30, 2011 and December 31, 2010 and the related impairments recognized.

September 30, 2011	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investment	Fair Value	Yes	$-	$-	$58,281	$58,281	$(28,904)
Other assets	Fair Value	Yes	-	-	17,000	17,000	(15,500)
Total cost method
investments and
other assets			$-	$-	$75,281	$75,281	$44,404

December 31, 2010	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investment	Fair Value	Yes	$-	$-	$52,625	$52,625	$(47,141)
Other assets	Fair Value	Yes	-	-	-	-	(47,550)
Total cost method
investments and other
assets			$-	$-	$52,625	$52,625	$(94,691)

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

Note 7 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011	Cost	Gains	Losses	Value
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$61,632,682	$5,219,246	$8,990	$66,842,938
Corporate debt securities	11,144,741	1,149,633	$153,752	12,140,622
Auction rate securities	4,616,864	3,536	-	4,620,400
Total	$77,394,287	$6,372,415	$162,742	$83,603,960
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$14,693,945	$3,410,160	$334,086	$17,770,019
Total	$14,693,945	$3,410,160	$334,086	$17,770,019
Short-term investments-
Certificates of deposit and other	$21,723,492	$-	$-	$21,723,492
Total	$21,723,492	$-	$-	$21,723,492

December 31, 2010
Fixed Maturities-
Available-for-sale, at fair value:
Obligations of states and political subdivisions	$64,120,509	$3,248,821	$166,690	$67,202,640
Corporate debt securities	12,258,359	1,123,051	22,737	13,358,673
Auction rate securities	5,405,394	66,850	-	5,472,244
Total	$81,784,262	$4,438,722	$189,427	$86,033,557
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$9,458,773	$4,430,175	$16,578	$13,872,370
Total	$9,458,773	$4,430,175	$16,578	$13,872,370
Short-term investments-
Certificates of deposit and other	$27,203,550	$-	$-	$27,203,550
Total	$27,203,550	$-	$-	$27,203,550

The scheduled maturities of fixed maturity securities at September 30, 2011 were as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$6,219,802	$6,362,555
Due after one year through five years	29,804,598	31,883,803
Due five years through ten years	32,879,859	36,180,952
Due after ten years	8,490,028	9,176,650
Total	$77,394,287	$83,603,960

Gross realized gains and losses on securities for the nine months ended September 30 are summarized as follows:

	2011	2010
Gross realized gains:
Obligations of states and political subdivisions	$20,845	$19,927
Common stocks and nonredeemable preferred stocks	138,290	440,797
Auction rate securities	43,200	-
Total	$202,335	$460,724
Gross realized losses:
Obligations of states and political subdivisions	$-	$-
Common stocks and nonredeemable preferred stocks	-	(19,024)
Other than temporary impairment of securities	(214,077)	(54,395)
Total	(214,077)	(73,419)
Net realized (loss) gain	$(11,742)	$387,305

Realized gains and losses are determined on the specific identification method.  Also included in net realized gain on sales in the Consolidated Statements of Income are impairments of other investments and loss on sales of property acquired in the settlement of claims totaling $(67,430) and $(81,239) for the nine months ended September 30, 2011 and 2010, respectively.

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2011 and December 31, 2010.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2011
Obligations of states
and political
subdivisions	$1,033,880	$(8,990)	$-	$-	$1,033,880	$(8,990)
Corporate debt
securities	1,969,100	(153,752)	-	-	1,969,100	(153,752)
Total Fixed Income
Securities	$3,002,980	$(162,742)	$-	$-	$3,002,980	$(162,742)
Equity Securities	4,501,592	(334,086)	-	-	4,501,592	(334,086)
Total temporarily
impaired securities	$7,504,572	$(496,828)	$-	$-	$7,504,572	$(496,828)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
Obligations of states
and political
subdivisions	$7,008,818	$(166,690)	$-	$-	$7,008,818	$(166,690)
Corporate debt
securities	1,077,263	(22,737)	-	-	1,077,263	(22,737)
Total Fixed Income
Securities	$8,086,081	$(189,427)	$-	$-	$8,086,081	$(189,427)
Equity Securities	746,388	(7,710)	220,635	(8,868)	967,023	(16,578)
Total temporarily
impaired securities	$8,832,469	$(197,137)	$220,635	$(8,868)	$9,053,104	$(206,005)

As of September 30, 2011, the Company held $3,002,980 in fixed maturity securities with unrealized losses of $162,742.  As of December 31, 2010, the Company held $8,086,081 in fixed maturity securities with unrealized losses of $189,427.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over treasury securities.  Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of September 30, 2011, the Company held $4,501,592 in equity securities with unrealized losses of $334,086.  As of December 31, 2010, the Company held $967,023 in equity securities with unrealized losses of $16,578.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity income securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 26 securities had unrealized losses at September 30, 2011 and December 31, 2010.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During 2011, the Company recorded other-than-temporary impairment charges in the amount of $242,981 related to securities and other assets, of which $34,952 was related to Level 3 auction rate securities that have had a history of being below cost and a change in the Company’s intent not to sell these securities.  During 2010, the Company recorded other-than-temporary impairment charges in the amount of $382,692 related to securities and other assets, of which, $281,156 was related to Level 3 auction rate securities. Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

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

Like-Kind Exchanges Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $12,938,000 and $23,044,000 as of September 30, 2011 and December 31, 2010, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. These like-kind exchange funds are primarily invested in money market and other short-term investments, including approximately $1,000,000 of par value in an auction rate security, as of September 30, 2011. The Company does not believe the current illiquidity of the auction rate security will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

Note 9 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies, primarily title insurance agencies.  The Company utilizes the equity method to account for its investment in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of September 30,	As of December 31,
Consolidated Balance Sheets	2011	2010
Other investments	$1,824,000	$1,682,000
Premiums and fees receivable	$706,000	$739,000

Financial Statement Classification,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Income	2011	2010	2011	2010
Net premiums written	$3,165,000	$3,724,000	$7,845,000	$8,572,000
Other income	$362,000	$451,000	$820,000	$906,000

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 2010 Annual Report on Form l0-K should be read in conjunction with the following discussion since it contains important information for evaluating the Company's operating results and financial condition.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Operating revenues from the title segment accounted for 95.9% of the Company's operating revenues in the first nine months of 2011.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.

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

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 4.61% for the first nine months of 2011, compared with 4.78% for the first nine months of 2010.  The Mortgage Bankers Association ("MBA") October 11, 2011 Mortgage Finance Forecast projects 2011 annual mortgage originations to be $1.182 trillion, a decrease of approximately 24.8% compared with 2010.  Refinancing activity is projected to decrease 28.8% and purchasing activity is projected to decrease 15.3% from 2010 levels.

In 2010, refinancing activity accounted for 69.9% of all mortgage originations.  In 2011, refinancing transactions are projected by the October 11, 2011 MBA Mortgage Finance Forecast to account for 66.2% of mortgage originations.  The projected decrease is attributable to the higher levels of refinance volume that occurred in prior years, as well as reduced available equity and more stringent requirements being imposed by lenders.  Despite current mortgage rates falling to the lowest levels in decades, the Company believes that many homeowners would need rates to fall even further to justify the closing costs involved with subsequent refinance transactions.  The Company believes that lender-imposed limits have factored into the decrease in refinance volume, and that many homebuyers have too little equity in their homes to meet loan requirements or do not have the necessary credit scores to qualify for prime mortgage rates.

Currently, the U.S. the economy is showing mixed signals with several federal programs in various stages.  The Federal Reserve’s program of purchasing U.S. Treasury Bonds to reduce long-term interest rates, Quantitative Easing 2, ended in the second quarter of 2011.   In September 2011, the Federal Reserve announced “Operation Twist,” which involves selling short-term Treasury bonds in exchange for the same amount of longer-term bonds.  The intent is to push down yields on long-term bonds, noting that mortgage rates tend to track the yield on 10-year Treasury notes.  The Federal Reserve had already promised during the third quarter of 2011 not to raise rates until mid-2013.  Meanwhile, federal lawmakers have agreed to extend certain provisions of the Bush-era tax cuts and negotiations are in process concerning possible reforms of the U.S. mortgage financing system, including Fannie Mae and Freddie Mac.  The MBA’s October 11, 2011 Economic Forecast projects slight improvements in personal consumption expenditures and residential investment for the balance of 2011, but also projects decreases in business investments and gross domestic product.  In general, the overall economy remains uncertain, which will likely result in a continuation of the sluggish real estate market for the balance of 2011.

Historically, activity in real estate markets has varied over the course of market cycles in response to evolving economic factors.  Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.  Actual results could differ from these estimates.  During the quarter ended September 30, 2011, the Company made no material changes in its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

The Company's premium revenues from certain agency operations include accruals based on estimates using historical information, as well as other relevant trends and data.  The accruals for premiums are necessary because of the lag between policy effective dates and the reporting of these transactions to the Company by the agents.  In addition to accruing these earned but unreported agency premiums, the Company also accrues agent commission expenses, premium taxes and income taxes, and records a provision for claim losses at the prevailing provision rate as of the balance sheet date.

During the third quarter of 2011, the Company performed a study of certain agency transactions to more accurately gauge the lag time between policy effective dates and the reporting of these transactions to the Company by the agents.  Based on the results of this study, the Company reevaluated and refined the estimate for this accrual, which resulted in an increase in accrued premiums receivable. The Company believes that this adjustment is properly reflected as a change in accounting estimate in the third quarter of 2011.  The approximate impact of this change in estimate for the quarter ended September 30, 2011 were increases of $3,004,000 in net premiums written, $2,554,000 in commissions to agents, $60,000 in premium taxes, $90,000 in the provision for claims, $102,000 in the provision for income taxes and $198,000 in net income, or approximately $0.09 per share, compared with the amounts that would have been recorded under the Company’s prior estimate.  The net income and earnings per share effects exclude certain fixed expenses.

Results of Operations

For the quarter ended September 30, 2011, net premiums written increased 43.2% to $23,986,592, investment income decreased 5.1% to $887,055, total revenues increased 36.3% to $26,116,870 and net income increased approximately 68.4% to $2,440,465, all compared with the same quarter in 2010.  Both net income per basic and diluted common share increased from $0.63 in the third quarter of 2010 to $1.15 and $1.14, respectively, compared to the comparable quarter in 2011.

For the nine months ended September 30, 2011, net premiums written increased 50.1% to $63,303,202, investment income decreased 3.3% to $2,665,245, total revenues increased 42.3% to $69,858,103 and net income increased 26.2% to $5,054,477, all compared with the same nine month period in 2010.  Both net income per basic and diluted common share increased from $1.75 for the nine months ended September 30, 2010 to $2.34 and $2.32, respectively, for the comparable period in 2011.

Net operating results for the three and nine months ended September 30, 2011 were primarily impacted by premium growth, which is mainly attributable to the Company's recent expansion into Texas.  Agent commissions increased for the three and nine months ended September 30, 2011 compared with the same periods in 2010 as a result of growth in agency premiums and an increase in agent business from markets with higher premium rates, primarily Texas.  The decrease in the provision for claims for the three and nine months ended September 30, 2011 was due to favorable loss development in prior policy years, as well as a decline in the relative share of North Carolina business relative to the total versus the prior year period.  Since North Carolina’s premium rates are less than half the national average, the resulting loss ratio for North Carolina business is higher than for our other markets.

Operating Revenues

Operating revenues include net premiums written plus other fee income, trust income, management services income, and exchange services income. Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately under “Non-Operating Revenues” below.

Title Orders:  The volume of title orders issued increased 6.3% in the first nine months of 2011 to 154,421 compared with 145,260 title orders in the same period in 2010.  The Company's expansion into Texas was the primary reason for the increases in net premiums written and order counts.  The increase in premium revenue exceeded the increase in volume of title orders issued, which is reflective of increased business from markets with higher premium rates, primarily Texas.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies.  Following is a breakdown of net premiums generated by home and branch offices and agency operations for the quarters and nine months ended September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
Home and Branch	$4,387,971	18.3	$4,870,568	29.1	$12,061,485	19.1	$13,040,632	30.9
Agency	19,598,621	81.7	11,878,827	70.9	51,241,717	80.9	29,134,015	69.1
Total	$23,986,592	100	$16,749,395	100	$63,303,202	100	$42,174,647	100

Home and Branch Office Net Premiums:  In the Company's home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations decreased 9.9% and 7.5% for the three and nine months ended September 30, 2011, respectively, as compared with the comparable prior year periods.  The decrease in 2011 for home and branch operations primarily reflects stagnation in the real estate market and a decline in mortgage refinancing.  All of the Company's home office operations and the majority of branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina policies.

Agency Net Premiums:  When a policy is written through a title agency, agents retain the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  The increase in the percentage of total premiums written by agencies in 2011 is primarily due to the Company's strategy of growth through expansion of its agency base and the influence of local geographic trends.  Agency net premiums written increased 65.0% and 75.9% for the three and nine months ended September 30, 2011, respectively, compared with the prior year, primarily due to the Company's recent expansion into Texas.

Following is a schedule of net premiums written for the three and nine months ended September 30, 2011 and 2010 in select states in which the Company's two insurance subsidiaries ITIC and NITIC currently underwrite insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State	2011	2010	2011	2010
Texas	$9,511,966	$157,898	$23,377,875	$157,898
North Carolina	5,843,439	6,370,911	15,910,699	17,055,366
Michigan	859,889	837,384	3,508,465	2,820,240
South Carolina	1,635,568	1,727,802	4,772,162	4,474,207
Virginia	1,090,708	1,157,659	3,027,555	3,214,050
Other States	5,078,348	6,540,500	12,828,709	14,555,628
Direct Premiums	24,019,918	16,792,154	63,425,465	42,277,389
Reinsurance Assumed	-	9,900	10,496	19,834
Reinsurance Ceded	(33,326)	(52,659)	(132,759)	(122,576)
Net Premiums	$23,986,592	$16,749,395	$63,303,202	$42,174,647

Other Revenues:  Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company's equity method investments.  Other revenues were $1,443,310 and $3,968,828 for the three and nine month periods ended September 30, 2011, respectively, compared with $1,522,399 and $3,839,920 in the prior year periods.  The decrease in other revenues for the three months ended September 30, 2011 is primarily related to decreases in equity earnings of unconsolidated affiliates and ancillary fees, which include escrow, settlement and other title insurance fees service charges.  The increase in other revenues for the nine months ended September 30, 2011 is primarily due to increases in trust income, management service income and exchange service income.  This year-to-date increase was partially offset by decreases in equity earnings of unconsolidated affiliates and ancillary fees for the nine month period.

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

Investment income decreased 5.1% and 3.3% to $887,055 and $2,665,245 for the three and nine months ended September, 30, 2011, respectively, compared with $934,754 and $2,757,228 for the same periods in 2010.  The decline in investment income in 2011 was due primarily to a lower investment balance and a slightly lower level of interest earned on short-term funds.

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

Net realized gain (loss) on investments was $(200,087) and $(79,172) for the three and nine months ended September 30, 2011, respectively, compared with $(44,864) and $306,066 for the same periods in 2010.  The year-to-date 2011 net gain included impairment charges of $258,481 on certain investments and other assets, including property acquired in the settlement of claims, that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $179,309. The year-to-date 2010 net realized gain included impairment charges of $139,290 on certain investments and other assets, including property acquired in the settlement of claims, offset by net realized gains on the sales of investments and other assets of $445,356.  Management believes unrealized losses on remaining fixed income and equity securities at September 30, 2011 are temporary in nature.

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

Expenses

 The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations.  Operating expenses increased 32.1% and 43.0% for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. The total year-to-date increase in operating expenses resulted primarily from increases in commissions, salaries, employee benefits and payroll taxes.

Following is a summary of the Company's operating expenses for the three and nine months ended September 30, 2011 and 2010.  Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
Title insurance	$21,431,935	94.6	$15,802,179	92.1	$59,194,388	93.9	$40,445,497	91.8
All other	1,223,470	5.4	1,351,404	7.9	3,817,238	6.1	3,606,288	8.2
Total	$22,655,405	100	$17,153,583	100	$63,011,626	100	$44,051,785	100

On a combined basis, after-tax profit margins were 9.3% and 7.2% for the three and nine months ended September 30, 2011, respectively, and 7.6% and 8.2% for the three and nine months ended September 30, 2010, respectively.

Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 75.6% and 90.0% for the three and nine month periods ended September 30, 2011, respectively, from the comparable prior year periods.  This increase was primarily due to increased premiums from agency operations in Texas in 2011.  Commission expense as a percentage of net premiums written by agents was 77.4% and 76.8% for the three and nine month periods ended September 30, 2011, respectively, compared with 72.7% and 71.1% for the same periods in 2010, respectively.  The increase in the average commission rate in 2011 compared with 2010 is related to an increase in agent business from markets with higher premium and commission rates, primarily Texas. Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provision for Claims:  The provision for claims as a percentage of net premiums written was 1.5% and 3.6% for the three and nine month periods ended September 30, 2011, respectively, versus 10.9% and 7.7% for the same periods in 2010. The lower loss provision rate for the three and nine months ended September 30, 2011 is primarily due to favorable loss development in prior policy years, as well as a decline in the relative share of North Carolina business relative to the total versus the prior year period.  Since North Carolina’s premium rates are less than half the national average, the resulting loss ratio for North Carolina business is higher than for our other markets.

The improvement in the loss provision rate for the nine months ended September 30, 2011 from the 2010 level resulted in approximately $2,568,000 less in reserves than would have been recorded at the higher 2010 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $2,951,959 and $4,669,341 for the nine months ended September 30, 2011 and 2010, respectively.

Reserves for Claims:  At September 30, 2011, the total reserves for claims were approximately $37,548,000.  Of that total, approximately $5,881,000 was reserved for specific claims, and approximately $31,667,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes:  Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $4,778,542 and $14,110,213 for the three and nine month periods ended September 30, 2011, respectively, as compared with $4,354,854 and $13,185,127 for the same periods in 2010.  The increases for the three and nine month periods in 2011 compared with the same periods in 2010 were primarily due to increased levels of business and higher levels of profitability driving increases in levels of variable compensation.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 18.3% and 20.2% for the three and nine month periods ended September 30, 2011, respectively, as compared with 22.7% and 26.9% for the same periods in 2010.

Office Occupancy and Operations:  Overall office occupancy and operations expenses as a percentage of total revenues were 3.5% and 5.1% for the third quarter ended September 30, 2011 and 2010, respectively, and 4.1% and 6.2% for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in office occupancy and operations expenses in 2011 compared with 2010 was primarily due to decreases in internet and communications, insurance, rent, postage and depreciation expenses as part of the Company's ongoing initiative to reduce operating expenses as a percentage of revenues

Business Development: Business development expenses for the three and nine month periods ended September 30, 2011 were $363,731 and $1,123,517, respectively, compared with $335,454 and $962,115 for the same periods ended in 2010.  Business development expenses increased in 2011 compared with 2010 primarily due to increases in marketing expenses related to higher levels of marketing efforts associated with the Company’s recent expansion into Texas.

Premium and Retaliatory Taxes:  Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute.  Premium tax rates vary from state to state; accordingly, the total premium tax incurred is dependent upon the geographical mix of operating revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.9% and 2.2% for the three and nine month periods ended September 30, 2011, respectively, compared with 2.0 % and 2.2% for the same periods in 2010.

Professional and Contract Labor Fees:  Professional and contract labor fees were $412,227 and $1,132,308 for the three and nine month periods ended September 30, 2011, respectively, compared with $334,973 and $1,038,845 for the same periods in 2010.  The year-to-date increase in 2011 primarily relates to banking industry professional fees.  The quarter-to-date increase in 2011 primarily relates to audit fees, which increased due to the timing of state insurance department examinations.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation with transaction volume of the title segment and the trust division.

Income Taxes

The provision for income taxes was $1,021,000 and $1,792,000 for the three and nine month periods ended September 30, 2011, respectively, compared with $559,000 and $1,022,000 for the same periods in 2010.  Income tax expense as a percentage of earnings before income taxes was 29.5% and 26.2%, for the three and nine month periods ended September 30, 2011, respectively, compared with 27.8% and 20.3% for the same periods in 2010.  The increase in the effective rate for 2011 from 2010 was primarily due to a higher proportion of taxable to tax-exempt income. The effective income tax rate for both 2011 and 2010 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax exempt income.  Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through September 30, 2011 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Liquidity: Cash flows provided by operating activities increased from 2010 to 2011, primarily due to the pace of the collection of receivables relative to sales, lower claim payments, increases in pending investment trades, and deferral of accounts payable and accrued liability payments.  Cash and cash equivalents at September 30, 2011 increased approximately $9,225,000 from September 30, 2010, to $14,692,102, due to cash provided by investing and operating activities in 2011.

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

Cash Flows: Net cash flows provided by operating activities were $8,072,577 and $1,847,825 for the nine months ended September 30, 2011 and 2010, respectively.  The primary uses of cash in operations are payments of claims and income taxes.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and operating requirements.

The principal non-operating use of cash and cash equivalents in 2011 and 2010 was purchases of securities to the investment portfolio.  The net effect of all activities on total cash and cash equivalents was an increase of $6,575,071 and a decrease of $3,265,880 for the nine months ended 2011 and 2010, respectively.  As of September 30, 2011, the Company held cash and cash equivalents of $14,692,102, short-term investments of $21,723,492, fixed maturity securities of $83,603,960 and equity securities of $17,770,019.

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

The maximum dividend permitted by law is not necessarily indicative of an insurer's actual ability to pay dividends, which may be constrained by regulatory and business considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings.  Further, depending on regulatory and business conditions, the Company may in the future need to retain cash in its underwriting subsidiaries in order to maintain their ratings or their statutory capital position.  Such requirements could be the result of adverse financial results, changes in statutory accounting requirements by regulators, reserve charges or investment losses.

Purchase of Company Stock:  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Company's stock repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company's common stock pursuant to the plan immediately after the approval.  Pursuant to this approval, the Company purchased 168,516 shares in the first nine months of 2011 and 10,592 for the same period in 2010 at an average per share price of $32.20 and $31.22, respectively.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended September 30, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning
of period				311,165
07/01/11– 07/31/11	-	$-	-	311,165
08/01/11– 08/31/11	4,866	$35.52	4,866	306,299
09/01/11– 09/30/11	1,239	$34.53	1,239	305,060
Total:	6,105	$35.52	6,105	305,060

For the quarter ended September 30, 2011, the Company purchased an aggregate of 6,105 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company anticipates making further purchases under this Plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

*
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS TITLE COMPANY

	By:	/s/ James A. Fine, Jr.
James A. Fine, Jr.
President, Principal Financial Officer and
Principal Accounting Officer

Dated: November 14, 2011