Form 10-K
period 2011-12-31
INVESTORS TITLE CO
filed 2012-03-15
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2011

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

The aggregate market value of the common shares held by non-affiliates was $59,616,808 based on the closing sales price on the NASDAQ Global Market on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2011).

As of February 17, 2012, there were 2,103,501 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 16, 2012 are incorporated by reference in Part III hereof.

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

•	changes in general economic, business, and political conditions, including the performance of the financial and real estate markets;

•	compliance with government regulation and significant changes to applicable regulations or in their application by regulators;

•	the possible inadequacy of provisions for claims to cover actual claim losses;

•	the incidence of fraud-related losses;

•	heightened regulatory scrutiny and investigations of the title insurance industry;

•	unanticipated adverse changes in securities markets, including interest rates, could result in material losses on the Company's investments;

•	the Company's dependence on key management personnel, the loss of whom could have a material adverse affect on the Company's business;

•	the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner;

•
statutory requirements applicable to the Company’s insurance subsidiaries which require them to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that they may pay to the Company without prior regulatory approval;

•	significant competition that the Company’s operating subsidiaries face;

•	the Company’s business concentration in the states of Texas and North Carolina, the sources of approximately 58.8% of our title insurance premiums written; and

•	other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.

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

OVERVIEW OF THE BUSINESS

The Company’s primary business activity, and its only reportable operating segment, is the issuance of residential and commercial title insurance through ITIC and NITIC.  Additionally, the Company provides tax-deferred real property exchange services through its subsidiaries, Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”); investment management and trust services to individuals, trusts and other entities through its subsidiaries Investors Trust Company (“Investors Trust”) and Investors Capital Management Company (“ICMC”); and management services to title insurance agencies through its subsidiary, Investors Title Management Services (“ITMS”).    See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to the revenues, income and assets attributable to the Company's primary operating segment.

Title Insurance

Through its two wholly owned title underwriting subsidiaries, ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  ITIC and NITIC offer primary title insurance coverage to owners and mortgagees of real estate and reinsurance of title insurance risks to other title insurance companies. Title insurance protects against loss or damage resulting from title defects affecting real property.  The commitments and policies are predominantly issued using standard forms approved by the American Land Title Association (“ALTA”).

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

Numerous types of defects could jeopardize the property owner's or mortgagee’s interest in the property, as defined in the title policy.  Such risks include title being vested in an individual or entity other than the insured, unmarketable title, lack of a right of access to the property, invalidity or unenforceability of the insured mortgage, or other defects, liens, or encumbrances against the property.  Examples of common types of covered risks include defects arising from prior unsatisfied mortgages, tax liens or confirmed assessments, judgments against the property or encumbrances against the property arising through easements, restrictions or other existing covenants.  Title insurance also generally protects against deeds or mortgages with inaccurate legal descriptions that were forged or improperly acknowledged or delivered, that were executed by spouses without the other spouse’s signature or release of marital interest or that were conveyed by minors or incompetents.

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

Title Insurance Underwriting Operations.  ITIC and NITIC issue title insurance through branch operations, or through partially owned or independent title insurance agents. The Company’s title insurance subsidiaries determine the terms and conditions upon which they will insure title to the real property according to their underwriting standards, policies and procedures. Title insurance premiums written reflect a one-time premium payment, with no recurring premiums.

Generally, premiums for title insurance are recorded and recognized as revenue at the closing of the related transaction, when the earnings process is considered complete.  When the policy is issued directly through a branch office, the premiums collected are retained by the Company.  When the policy is issued through a title insurance agent, the agent retains a majority of the premium as a commission.  Title insurance commissions earned by the Company's agents are recognized as expenses concurrently with premium recognition.  The percentage of the premium retained by agents varies from region to region and is sometimes regulated by the states.

For a description of the level of net premiums written by direct and agency operations, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Geographic Operations.   ITIC was incorporated in North Carolina in 1972, and is licensed to write title insurance in 44 states and the District of Columbia.  It currently writes title insurance in 20 states and the District of Columbia, primarily in the eastern half of the United States.

NITIC was incorporated in South Carolina in 1973, and is licensed to write title insurance in 20 states and the District of Columbia.  It currently writes title insurance as a primary insurer and as a reinsurer in the states of Texas and New York, and as a reinsurer for ITIC.

Premiums from title insurance written on properties located in Texas and North Carolina represent the largest source of revenue for the title insurance segment.  In North Carolina, ITIC primarily issues title insurance commitments and policies through branch offices. In Texas and other states, title policies are primarily issued through issuing agents.  For a description of the level of net premiums written geographically for significant states, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

Reinsurance. The Company assumes and cedes reinsurance with other insurance companies in the normal course of business.  Reinsurance is a contractual arrangement whereby one insurer assumes some or all of the risk exposure written by another insurer.  Ceded reinsurance is comprised of excess of loss treaties, which protects the ceding insurer against losses over certain amounts.

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

 Fluctuations in mortgage interest rates, as well as other economic factors, can cause cyclical shifts in real estate activity outside of the normal pattern of seasonality.  The Company anticipates that current market conditions, including the subprime lending crisis, continued high levels of  foreclosures, ongoing weakness in home sales and home prices and continued softness in commercial real estate prices, will be the primary influences on the Company’s operations until further stabilization occurs.

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

ITIC and NITIC strive to provide superior service to their customers and consider this an important factor in attracting and retaining customers.  Branch and corporate personnel strive to develop new business and agency relationships to increase market share while ITIC's Commercial Services Division focuses on services provided to commercial clients.

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

Title insurance companies are extensively regulated under applicable state laws.  All states have requirements for admission to do business as an insurance company, including minimum levels of capital and surplus and establishing reserves.  State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, as well as examinations and audits of title insurers.  At December 31, 2011, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states in which they are licensed.  A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various state laws to maintain assets of a defined minimum quality and amount.

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

On July 22, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act.  This legislation overhauled the laws governing the real estate finance industry, and created the Consumer Financial Protection Bureau (“CFPB”) as an independent agency within the Federal Reserve Bank.  The CFPB has primary regulatory and enforcement authority over most consumer financial products and services, including the administration of RESPA. The CFPB is in the process of developing rules and forms to harmonize the disclosures required under RESPA with the disclosures under the Truth in Lending Act.

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

COMPETITION

The title insurance industry is highly competitive.  The four largest title insurance companies typically maintain greater than eighty-five percent of the market for title insurance in the United States, with smaller “regional” companies holding the balance of the market.  The number and size of competing companies varies in the respective geographic areas in which the Company conducts business.  Key competitive factors in the title insurance industry are the financial strength and size of the insurer, timeliness and quality of service, price and expertise in certain transactions.  Title insurance underwriters also compete for agents based upon service and commission levels.  Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and related information than the Company.  In addition, there are numerous industry-related regulations and statutes that set out conditions and requirements to conduct business.  Changes to or the removal of such regulations and statutes could result in additional competition from alternative title insurance products or new entrants into the industry that could materially affect the Company's business operations and financial condition.

CUSTOMERS

The Company is not dependent upon any single customer or a few customers, and the loss of any single customer would not have a material adverse effect on the Company.

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in federal and municipal government securities and investment grade corporate bonds and equity securities.  The Company’s investment policy is designed to maintain a high quality portfolio and maximize income.  Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company's insurance subsidiaries.  The Company manages its investment portfolio via an affiliated entity.  The securities in the Company’s portfolio are subject to economic conditions and normal market risks.  The Company’s equity securities at December 31, 2011 and 2010 consisted of investments in various industry groups.  There were not any significant investments in banks, trust and insurance companies at December 31, 2011.  Short-term investments, which consist primarily of money market instruments and certificates of deposit which have an original maturity of one year or less, are carried at cost, which approximates fair value due to the short duration to maturity.  In addition, at December 31, 2011 and 2010, the Company held investments that are accounted for using the equity method (see Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.)

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

EMPLOYEES

The Company and its subsidiaries had 187 full-time employees and 12 part-time employees as of December 31, 2011.  None of the employees are covered by any collective bargaining agreements.  Management considers its relationship with its employees to be favorable.

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

EXECUTIVE OFFICERS OF THE COMPANY

Following is information regarding the executive officers of the Company as of February 26, 2012.  Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	77	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	49	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	45	Executive Vice President, Secretary and Director

J. Allen Fine has been Chief Executive Officer and Chairman of the Board of the Company since its incorporation in 1973.  Mr. Fine also served as President of the Company until May 1997.  Mr. Fine is the father of James A. Fine, Jr., and W. Morris Fine.

James A. Fine, Jr. was named Vice President of the Company in 1987.  In 1997, he was named President and Treasurer and appointed as a Director of the Company.  In 2002, he was appointed as Chief Financial Officer and Chief Accounting Officer.  He is the son of J. Allen Fine and the brother of W. Morris Fine.

W. Morris Fine was named Vice President of the Company in 1992.  In 1993, he was named Treasurer of the Company and served in that capacity until 1997.  In 1997, he was named Executive Vice President and Secretary of the Company.  In 1999, he was appointed as a Director of the Company.  W. Morris Fine is the son of J. Allen Fine and the brother of James A. Fine, Jr..

ITEM 1A.   RISK FACTORS

The risk factors listed in this section and other factors noted herein could cause actual results to differ materially from those contained in any forward-looking statements or could result in a significant or material adverse effect on the Company’s results of operations.

Adverse changes in real estate activity may negatively impact the Company’s results of operations and financial condition.

The demand for the Company’s title insurance and other real estate transaction products and services varies over time and from year to year and is dependent upon, among other factors, the volume of commercial and residential real estate transactions and mortgage financing and refinancing transactions.  The volume of these transactions has historically been influenced by factors such as the state of the overall economy, the average price level of real estate sales and the availability and pricing of mortgage financing.  During an economic downturn, recession or economic uncertainty, as currently exists in the United States, or when the availability of credit, including mortgage financing, is limited or when mortgage interest rates are increasing, real estate activity typically declines. The cyclical nature of the Company’s business has caused volatility in revenue and profitability in the past and is expected to do so in the future.

The real estate and credit markets have experienced significant volatility and disruption for more than 4 years, which has created a difficult operating environment for the Company and other companies in the real estate industry.  Property values and the transaction volume have significantly declined since the market peak in 2005.  In addition, the Company holds investments in entities which may also be negatively impacted by these conditions.  The ultimate depth and duration of the current economic instability is unknown.  If the current levels of real estate and credit market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience adverse effects, which may be material to its results of operations and financial condition.

Demand for title insurance also depends in part upon the requirement by mortgage lenders and other participants in the secondary mortgage market that title insurance policies be obtained on residential and commercial real property.

The Company may experience material losses resulting from fraud, defalcation or misconduct.

Fraud, defalcation and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business.  Agents and approved attorneys typically handle large sums of money in trust pursuant to the closing of real estate transactions and misappropriation of funds by any of these parties could result in severe title claims.  During the early years of the recent economic downturn, the Company experienced abnormally high losses for policies that were issued in 2006 and 2008 from these factors.  Continuation of challenging economic conditions or economic uncertainty could result in further abnormal loss experience from fraud, defalcation and misconduct.

Unfavorable claims experience will adversely affect the Company’s financial results.

The Company’s net income is affected by the extent to which its actual claims experience is consistent with the assumptions used in establishing reserves for claims.  Reserves for claims are established based on actuarial estimates of how much the Company will need to pay for reported claims, as well as claims which have been incurred but not yet reported.  In addition, management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims and other relevant factors in determining loss provision rates and the aggregate recorded expected liability for claims. Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of reserves for claims, the Company cannot determine precisely the amounts which it will ultimately pay to settle its claims.  Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future.  To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, the Company could be required to increase reserves.  Since title claims are often complex with widely varying dollar loss potentials, the ultimate exposure is often uncertain.  Therefore, reserve estimates are subject to variability.  Unfavorable economic conditions can lead to an increase in title insurance claims due to higher levels of defaults and foreclosures upon insured properties.  In addition, the Company may experience unexpected large losses periodically which require an increase in loss reserves.

Deterioration of economic and credit markets or economic uncertainty may cause a decline in the performance of the Company’s investments and could have a material adverse affect on net income.

The Company and its subsidiaries derive a substantial portion of their income from short-term investments and investments in investment grade municipal and corporate bonds and equity securities. The Company’s investment policy is designed to balance the competing objectives of asset quality and investment income.  Changes in general economic conditions, interest rates, activity levels in securities markets and other external factors could adversely affect the value of the Company’s investment portfolio and, in turn, the Company’s operating results and financial condition.  In recent years, economic and credit market conditions have adversely affected the ability of some issuers of debt securities to repay their obligations and have affected the market values of the underlying securities.  If the carrying value of the Company’s investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of its investments, which could negatively impact the Company’s results of operations and financial condition.  During the recent economic downturn, the Company has written down the value of some of its investments.

The Company relies upon North Carolina and Texas for about 58.8% of its title insurance premiums.  Changes in the economic or regulatory environments in North Carolina and Texas could have an adverse affect on the Company.

North Carolina and Texas are the largest sources of premium revenue for the title insurance subsidiaries and, in 2011, represented approximately 58.8% of total premiums earned by the Company.  A decrease in the level of real estate activity in North Carolina or Texas, driven either by depressed economic conditions, changes in regulatory environments or other factors that could influence demand, could have a disproportionately negative impact on the Company’s financial results.

The Company may encounter difficulties managing growth, which could adversely affect its results.

The Company’s future growth plans involve expansion into new geographic locations and further penetration in its established markets.  Expansion into new markets may subject the Company to associated risks, such as the diversion of management’s attention and other risks related to establishing operations in new territories.

The Company’s insurance subsidiaries are subject to complex government regulations.  Changes in regulations may have an adverse affect on the Company’s results of operations.

The Company’s title insurance businesses are subject to extensive state laws and regulations which vary from state to state.  These laws and regulations are intended to protect policyholders and consumers.  The nature and extent of these laws and regulations typically involve, among other matters, licensing and renewal requirements and trade and marketing practices, including, but not limited to the following:

●	licensing of insurers and agents;
●	capital and surplus requirements;
●	approval of premium rates for insurance;
●	limitations on types and amounts of investments;
●	restrictions on the size of risks that may be insured by a single company;
●	filing of annual and other reports with respect to financial condition;
●	the amount of dividends and other payments made by insurance subsidiaries;
●	establishing reserves;
●	accounting and financing practices;
●	deposits of securities for the benefit of policyholders;
●	trade and marketing practices;
●	regulation of insurance;
●	approval of policy forms; and
●	use of personal information.

The Company’s other businesses operate within state and federal guidelines.  Any changes in the regulatory environment could restrict its existing or future operations or make it more burdensome to conduct them.

Title insurance rate regulation could have an adverse affect on the Company’s results of operations.

Rates for title insurance vary by state and are subject to extensive regulation.  The process of implementing a rate change in most states involves pre-approval by the applicable state insurance regulator.  This regulation could impact the Company’s ability to adjust prices due to changing market conditions, which could adversely affect results of operations.

A downgrade or a potential downgrade from a rating agency could result in a loss of underwriting business.

The competitive positions of title insurance companies rely partly on ratings of their financial strength and claims-paying ability issued by independent rating agencies.  These ratings are periodically reviewed and may change from time to time.  A significant downgrade in the ratings of either of the Company’s policy-issuing subsidiaries could negatively impact its ability to compete for new business and retain existing business and maintain licenses necessary to operate as title insurance companies in various states.

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

Competition for skilled and experienced personnel in the Company’s industry is high.  The Company may have difficulty hiring the necessary marketing and management personnel to support any future growth.  The loss of a key employee or the failure of a key employee to perform could prevent the Company from realizing its growth potential.  Also, the Company’s results of operations and financial condition could be adversely affected if it is unsuccessful in attracting and retaining new agents.

Insurance regulations limit the ability of the Company’s insurance subsidiaries to pay dividends to the holding company.

The Company is an insurance holding company and it has no substantial operations of its own.  The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans.  The Company’s insurance subsidiaries are subject to regulations that limit the amount of dividends, loans or advances they can make based on the amount of their adjusted unassigned surplus and net income and require these subsidiaries to maintain minimum amounts of capital, surplus and reserves.  As of December 31, 2011, approximately $73,216,000 of consolidated stockholders’ equity represents the net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company.   In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior approval by the appropriate regulatory body.  These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or fund growth opportunities.

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

The Company may encounter difficulties managing technology changes, which could adversely affect its results.

Technology changes rapidly in the title insurance industry as a result of competitive factors and regulatory changes.  Competition and technological advancements have resulted in faster information delivery and efficient, highly automated production processes.  The inability of the Company to manage, develop and successfully implement new or existing products or services could negatively impact profitability.  Interruptions of services or unauthorized intrusions into the Company’s systems could corrupt or interfere with the transfer of data and negatively impact the Company’s operations and financing condition.

Certain provisions of the Company’s shareholder rights plan may make a takeover of the Company difficult.

The Company has a shareholders rights plan which could discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to the Company’s common shareholders.

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

The Company and its subsidiaries are also involved in other legal proceedings that are incidental to their business. In the Company's opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings, will not, in the aggregate, be material to the Company's consolidated financial condition or operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data and Dividends

The Common Stock of the Company is traded under the symbol "ITIC" on the NASDAQ Global Market. The number of record holders of common stock at December 31, 2011 was 367.  The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories. The following table shows, for the periods indicated, the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Global Market, and cash dividends declared.

	2011		2010
	High	Low	High	Low
First Quarter	$ 34.38	$ 30.01	$ 37.67	$ 31.00
Second Quarter	$ 43.67	$ 29.61	$ 36.50	$ 31.04
Third Quarter	$ 39.26	$ 28.79	$ 33.96	$ 26.31
Fourth Quarter	$ 38.78	$ 34.40	$ 33.74	$ 29.02

The Company paid cash dividends of $0.07 per share in each of the four quarters in 2011 and 2010, respectively.

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

The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended December 31, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				305,060
10/01/11 – 10/31/11	1,106	$35.23	1,106	303,954
11/01/11 – 11/30/11	11,002	36.53	11,002	292,952
12/01/11 – 12/31/11	1,991	36.73	1,991	290,961
Total	14,099	$36.46	14,099	290,961

For the quarter ended December 31, 2011, the Company purchased an aggregate of 14,099 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company anticipates making further purchases under this Plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

ITEM 6.  SELECTED FINANCIAL DATA

(dollars in thousands except per share data)
For the Year	2011	2010	2009	2008	2007
Net premiums written	$81,529	$61,462	$62,155	$63,662	$69,984
Revenues	90,685	71,309	71,308	71,123	84,942
Investment income	3,595	3,671	3,783	4,559	5,197
Net income (loss)	6,934	6,373	4,829	(1,183)	8,402

Per Share Data
Basic earnings (loss) per common share	$3.22	$2.79	$2.11	$(0.50)	$3.39
Weighted average shares outstanding—Basic	2,151	2,285	2,292	2,364	2,479
Diluted earnings (loss) per common share	$3.20	$2.78	$2.10	$(0.50)	$3.35
Weighted average shares outstanding—Diluted	2,170	2,290	2,299	2,364	2,509
Cash dividends per share	$0.28	$0.28	$0.28	$0.28	$0.24

At Year End
Assets	$157,958	$153,485	$146,428	$139,858	$149,642
Investments in securities	125,701	129,998	123,682	115,892	129,026
Stockholders' equity	106,512	103,929	97,259	89,858	99,276
Book value/share	50.54	45.53	42.56	39.18	41.17

Performance Ratios
Net income (loss) to:
Average stockholders' equity	6.59%	6.34%	5.16%	(1.25)%	8.64%
Total revenues	7.65%	8.94%	6.77%	(1.66)%	9.89%

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes in this report.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Operating revenues from the title segment accounted for 95.8% of the Company's operating revenues in 2011.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.

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

Business Trends and Recent Conditions

By the mid 2000's, there had been a long-term trend of rising home values in the United States that resulted in inflated home values in many areas of the country.  From 2001 to 2003, the Federal Reserve lowered short-term interest rates 13 times.  Home sales reached record highs and simultaneously, lenders began to loosen their loan underwriting standards, particularly with non-traditional loan products.  Lower underwriting standards and innovative loan products increased the supply of mortgage credit and resulted in more mortgage loans to high-risk borrowers.  As a result, loan defaults and mortgage foreclosures increased.  Beginning in September 2008, many financial firms failed or restructured, contributing to a widespread financial crisis in the United States.  Lenders responded to the financial crisis by implementing stricter loan underwriting standards, which, combined with high unemployment and weakened consumer confidence, reduced the demand for homes.   In an attempt to stabilize the struggling economy, the U.S. government took steps to provide economic stimulus during 2009 and 2010.  The American Recovery and Reinvestment Act of 2009 included an $8,000 tax credit available for certain first time home buyers for the purchase of a principal residence on or after January 1, 2009.  On November 6, 2009, the President signed a law which extended the first-time homebuyer credit to persons who signed a binding purchase contract by April 30, 2010 and closed on the purchase of their residence by September 30, 2010.  A similar credit of $6,500 was also extended to homebuyers who had owned their current home at least five of the prior eight years.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 4.45% for 2011, compared with 4.69% for 2010.  Despite the decline in interest rates, real estate activity in 2011 declined from prior year levels.  According to the Mortgage Bankers Association’s ("MBA’s") January 18, 2012 Mortgage Finance Forecast, 2011 annual mortgage originations decreased 19.7% to $1,262 billion from $1,572 billion in 2010.  In 2012, mortgage originations are projected to decrease 21.4% from 2011 levels to $992 billion.  Refinancing activity in 2011decreased 21.9% to $858 billion from $1,099 billion in 2010.  In 2012, refinancing activity is projected to decrease 32.1% from 2011 levels to $583 billion. Purchasing activity in 2011 decreased 14.4% to $404 billion from $472 billion in 2010.  In 2012, purchasing activity is projected to increase 1.5% from 2011 levels to $410 billion.

According to the MBA’s January 18, 2012 Mortgage Finance Forecast, refinancing activity accounted for 69.9% of all mortgage originations in 2010.  In 2011, refinancing transactions were 68.0% of mortgage originations and, for 2012, are projected to be 58.8% of mortgage originations.  The projected decrease is attributable to the higher levels of refinance volume that occurred in prior years, as well as more stringent requirements being imposed by lenders.  Despite current mortgage rates falling to the lowest levels in decades, the Company believes that many homeowners would need rates to fall even further to justify the closing costs involved with subsequent refinance transactions.  The Company believes that lender-imposed limits have factored into the decrease in refinance volume, and that many homebuyers have too little equity in their homes to meet loan requirements or do not have the necessary credit scores to qualify for prime mortgage rates.

Currently, the U.S. economy is showing mixed signals with several federal programs in various stages.  The Federal Reserve’s program of purchasing U.S. Treasury Bonds to reduce long-term interest rates, Quantitative Easing 2, ended in the second quarter of 2011.   In September 2011, the Federal Reserve announced “Operation Twist,” which involves selling short-term Treasury bonds in exchange for the same amount of longer-term bonds.  The intent is to push down yields on long-term bonds, noting that mortgage rates tend to track the yield on 10-year Treasury notes.  The Federal Reserve has recently announced that it will be issuing disclosures on a periodic basis that will include projections of interest rates and when it expects to start raising interest rates.  On January 25, 2012, the Federal Reserve announced that the benchmark interest rate would remain low until at least the end of 2014.  In addition, a long-term goal of 2% inflation has been set and there is potential for a third round of U.S. Treasury Bond purchases that will be dependent upon certain economic conditions being met.  Meanwhile, federal lawmakers have agreed to extend certain provisions of the Bush-era tax cuts and negotiations are in process concerning possible reforms of the U.S. mortgage financing system, including Fannie Mae and Freddie Mac.  The MBA’s January 18, 2012 Economic Forecast projects slight improvements in the unemployment rate, gross domestic product, the level of personal consumption and residential investment, but also projects decreases in business investments and inventory investments for 2012.  In general, the overall economy remains uncertain with continued domestic and global concerns, which will likely result in a continuation of the sluggish real estate market for 2012.

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

Reserves for Claim Losses:

The Company’s reserves for claims are established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”).  The total reserve for all losses incurred but unpaid as of December 31, 2011 is represented by the reserve for claims of approximately $37,996,000 on the accompanying Consolidated Balance Sheets.  Of that total, approximately $6,234,000 was reserved for specific claims which have been reported to the Company, and approximately $31,762,000 was reserved for IBNR claims.

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

Management also considers actuarial analyses in evaluating claims reserves.  The actuarial methods used to evaluate reserves are loss development methods, expected loss methods and Cape Cod methods, all of which are accepted actuarial methods for estimating ultimate losses and, therefore, loss reserves.  In the loss development method, each policy year’s paid or incurred losses are projected to an “ultimate” level using loss development factors.  In the expected loss method, losses for each policy year are estimated based on the loss development results for all policy years, trended to the level of the policy year being estimated.  Expected loss methods produce more stable ultimate loss estimates than do loss development methods, which are more responsive to the current loss data but can lead to volatile results.  The Cape Cod method, a special case of the Bornhuetter-Ferguson method, blends the results of the loss development and expected loss methods. For more recent policy years, the Cape Cod method gives more weight to the results of the expected loss methods; for older policy years, more weight is given to the loss development method results.

The key actuarial assumptions are principally loss development factors and expected loss ratios.  The selected loss development factors are based on a combination of the Company’s historical loss experience and title industry loss experience.  Expected loss ratios are estimated for each policy year based on the Company’s own experience and title industry loss ratios.  When updated data is incorporated into the actuarial models, the resulting loss development factors and expected loss ratios will likely change from the prior values.  Changes in these values from 2010 through 2011 have been the result of actual Company and industry experience during the calendar year and not changes in assumptions.

If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased two loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2011, would be as follows.  Company management believes that using a sensitivity of two loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Increase in Loss Ratio of two percentage points	$(1,076,000)

Decrease in Loss Ratio of two percentage points	$1,076,000

Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the Company’s reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2011.  The ultimate settlement of policy and contract claims will likely vary from the reserve estimates included in the Company’s Consolidated Financial Statements.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a materially adverse effect on the Company's financial position or operating results.

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

Valuation and Impairment of Investments in Securities:

Securities held principally for resale in the near term are classified as trading securities and recorded at fair values.  Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading securities or held-to-maturity securities, securities for which the Company has the intent and ability to hold to maturity, are classified as available-for-sale and reported at fair value with unrealized gains and losses, adjusted for other-than-temporary declines in fair value, reported as accumulated other comprehensive income.  As of December 31, 2011 and 2010, all of the Company’s invested securities were classified as available-for-sale.  Realized gains and losses on the sale of investments are determined using the specific identification method.

Securities are regularly evaluated and reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value.  Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include, but are not limited to:

•	the duration and extent to which the fair value has been less than cost;
•	with respect to equity securities, whether the Company’s ability and intent to retain the investment for a period of time is sufficient to allow for a recovery in value; and
•	with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery in value.

These factors are reviewed quarterly and any material degradation in the prospect for recovery will be considered in the other-than-temporary impairment analysis.  Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss.  The fair values of the majority of the Company’s investments are based on quoted market prices from independent pricing services.   See Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the Company’s valuation techniques.

Deferred Taxes:

The Company recorded a net deferred tax liability at December 31, 2011 primarily related to net unrealized gains on investments and recorded reserves for claims, net of statutory premium reserves.  A net deferred tax asset was recorded at December 31, 2010 related primarily to reserves for claims, allowance for doubtful accounts, employee benefits and other-than-temporary impairment of assets.  Based upon the Company's historical results of operations, the existing financial condition of the Company and management's assessment of all other available information, management believes that it is more likely than not that the benefit of these assets will be realized.   See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the Company’s deferred taxes.

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

Results of Operations

Operating Revenues

Operating revenues include net premiums written plus other fee income, trust income, management services income, and exchange services income.  Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately under “Non-Operating Revenues” below.  The following is a summary of the Company's operating revenues with intersegment eliminations netted with each segment; therefore, the individual segment amounts will not agree to Note 13 in the accompanying Consolidated Financial Statements.

	2011	%	2010	%
Title Insurance	$83,420,562	95.8%	$63,502,167	94.8%
All Other	3,640,999	4.2%	3,481,336	5.2%
Total	$87,061,561	100.0%	$66,983,503	100.0%

Title Insurance

Net Premiums and Title Orders: Net premiums written increased 32.6% in 2011 to $81,529,333, compared with $61,462,441 in 2010.  The volume of title orders decreased 1.0% in 2011 to 204,230 compared with 206,384 in 2010. The Company’s entry into Texas in late 2010 was the primary reason for the increase in net premiums written.  The increase in premium revenue is reflective of increased business from markets with higher premium rates, primarily Texas.

Title insurance companies typically issue title insurance policies directly through branch offices or through title agencies.  Following is a breakdown of premiums generated by branch and agency operations for the years ended December 31:

	2011	%	2010	%
Home and Branch	$16,485,973	20.2%	$17,961,144	29.2%
Agency	65,043,360	79.8%	43,501,297	70.8%
Total	$81,529,333	100.0%	$61,462,441	100.0%

Home and Branch Office Net Premiums: In the Company's home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations decreased 8.2% to $16,485,973 in 2011 compared with $17,961,144 in 2010.  The decrease in 2011 for home and branch operations primarily reflects stagnation in the real estate market and a decline in mortgage refinancing.  All of the Company's home office operations and the majority of branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina policies.

Agency Net Premiums:  When a policy is written through a title agency, agents retain the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  The increase in the percentage of total premiums written by agencies in 2011 is primarily due to the Company's strategy of growth through expansion of its agency base and the influence of local geographic trends.  Agency net premiums written increased 49.5% to $65,043,360 in 2011 compared with $43,501,297 in 2010, primarily due to the Company's entry into Texas.

Following is a schedule of net premiums written in select states where the Company’s two insurance subsidiaries ITIC and NITIC currently underwrite title insurance:

State	2011	2010
Texas	$26,321,570	$2,144,909
North Carolina	21,693,505	23,458,494
South Carolina	6,707,675	6,333,057
Michigan	4,344,196	4,151,277
Virginia	4,191,295	4,267,550
All Others	18,431,055	21,275,877
Premiums	81,689,296	61,631,164
Reinsurance Assumed	17,147	33,184
Reinsurance Ceded	(177,110)	(201,907)
Net Premiums Written	$81,529,333	$61,462,441

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $5,532,228 and $5,521,062 for 2011 and 2010, respectively.   The increase in 2011 is related primarily to increases in trust and management services income, offset by decreases in earnings of unconsolidated affiliates, ancillary title fees and exchange services income.

Non-operating Revenues

Investment income and realized gains and losses from investments are included in non-operating revenues.

Investment Income

The Company derives a substantial portion of its income from investments in municipal and corporate bonds and equity securities.  The Company's title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders.  Bonds totaling approximately $6,704,000 and $6,570,000 at December 31, 2011 and 2010, respectively, are deposited with the insurance departments of the states in which business is conducted.

In formulating its investment strategy, the Company has emphasized after-tax income.  The Company’s investments are primarily in bonds and, to a lesser extent, equity securities.  The effective maturity of the majority of the bonds is within 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable bonds, tax-exempt bonds and equity securities.  The Company strives to maintain a high quality investment portfolio.  Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

Investment income was $3,595,036 in 2011 compared with $3,671,178 in 2010.  The decline in investment income in 2011 was due primarily to lower investment balances and levels of interest earned on fixed maturities and short-term funds, partially offset by higher levels of dividends received as a result of a greater investment balance of equity securities.  See Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.

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

Net realized gain on investments was $28,559 for 2011 compared with $654,674 for 2010.  The year-to-date 2011 net gain included impairment charges of $325,391 on certain investments and other assets, including property acquired in the settlement of claims, that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $353,950. The 2010 net realized gain included impairment charges of $430,241 on certain investments and other assets, including property acquired in the settlement of claims, offset by net realized gains on the sales of investments and other assets of $1,084,915.  Management believes unrealized losses on remaining fixed income and equity securities at December 31, 2011 are temporary in nature.

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

Expenses

The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provisions for claims and office occupancy and operations.  Operating expenses in 2011 increased 29.5% compared with 2010 primarily due to increases in commissions, salaries, employee benefits and payroll taxes and premium and retaliatory taxes as a result of the increase in premium revenues.  Following is a summary of the Company's operating expenses. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 13 in the accompanying Consolidated Financial Statements.

	2011	%	2010	%
Title Insurance	$76,539,187	94.3%	$58,028,574	92.6%
All Other	4,647,033	5.7%	4,665,155	7.4%
Total	$81,186,220	100.0%	$62,693,729	100.0%

On a combined basis, the after-tax profit margins were 7.6% and 8.9% in 2011 and 2010, respectively.  The decrease in profit margin from 2010 to 2011 is primarily the result of an increase in agent business from markets with higher commission rates than our historical market mixes.  The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Title Insurance

Profit Margin:  The Company’s title insurance after-tax profit margin varies according to a number of factors, including the volume and type of real estate activity.  Profit margins for the title insurance segment were 8.7% and 10.4% in 2011 and 2010, respectively. The decrease in after-tax profit margin in 2011 compared with 2010 is related to an increase in agent business from markets with higher premium and commission rates, primarily Texas.

Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 59.0% from 2010 to 2011.  This increase was primarily due to increased premiums from agency operations in Texas in 2011 due to the Company’s entry into Texas in late 2010.  Commission expense as a percentage of net premiums written by agents was 76.3% and 71.7% in 2011 and 2010, respectively.  The increase in the average commission rate in 2011 compared with 2010 is related to an increase in agent business from markets with higher premium and commission rates, primarily Texas. Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provisions for Claims: The provision for claims as a percentage of net premiums written was 4.1% and 7.2% in 2011 and 2010, respectively. The lower loss provision rate for 2011 is primarily due to favorable loss development in prior policy years, as well as a decline in the relative share of North Carolina business relative to the total versus the prior year period.  Since North Carolina’s premium rates are less than half the national average, the resulting loss ratio for North Carolina business is higher than for our other markets.

The improvement in the loss provision rate in 2011 from the 2010 level resulted in approximately $2,541,000 less in reserves than would have been recorded at the higher 2010 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $3,545,127 and $5,726,366 in 2011 and 2010, respectively.

Reserves for Claims:  At December 31, 2011, the total reserve for claims was $37,996,000.  Of that total, approximately $6,234,000 was reserved for specific claims, and approximately $31,762,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $18,552,504 and $17,695,956 for 2011 and 2010, respectively.  Salaries and related costs increased by approximately 4.8% in 2011 compared with 2010.  The increase in 2011 was primarily due to increased levels of business and higher levels of profitability driving increases in levels of variable compensation.  On a consolidated basis, salaries and employee benefits as a percentage of total revenues were 20.5% and 24.8% in 2011 and 2010, respectively.

Office Occupancy and Operations: Overall office occupancy and operations as a percentage of total revenues was 4.1% and 5.5% in 2011 and 2010, respectively.  The decrease in office occupancy and operations expense in 2011 compared with 2010 was due primarily to decreases in building and equipment rental, telecommunications expenses, depreciation and storage expenses.

Business Development:  Business development expenses for 2011 increased $162,246 compared with 2010 primarily due to increases in marketing expenses related to higher levels of marketing efforts associated with the Company’s entry into Texas.

Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium tax rates vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 2.1% in both 2011 and 2010.

Professional and Contract Labor Fees: Professional and contract labor expenses for 2011 remained virtually unchanged from 2010 and include fees associated with audit, legal, tax and labor expenses related to contract employees.

 Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate with transaction volume of the title segment and the trust division.

Income Taxes

The provision for income taxes was $2,565,000 and $2,243,000 for the years ended December 31, 2011 and 2010, respectively.  Income tax expense as a percentage of earnings before income taxes was 27.0% and 26.0%, for the years ended December 31, 2011 and 2010, respectively.  The increase for 2011 from 2010 was primarily due to a higher proportion of taxable to tax-exempt investment income.  The effective income tax rate for both 2011 and 2010 was below the U.S. federal statutory income tax rate (34%), primarily due to the effect of tax-exempt income.  Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized, impairment and unrecognized losses recorded through December 31, 2011 will be realized.  However, this judgment could be impacted by further market fluctuations.  Information regarding the components of the income tax expense and items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the accompanying Consolidated Financial Statements.

Net Income

The Company reported net income of $6,933,936 and $6,372,626, or $3.20 and $2.78 per share on a diluted basis in 2011 and 2010, respectively.  Total revenues for 2011 increased 27.2% to $90,685,156 from $71,309,355 while expenses for 2011 increased 29.5% to $81,186,220 from $62,693,729. The increases in both revenues and expenses related primarily to an increase in business from markets with higher premium and commission rates.

Liquidity and Capital Resources

Cash flows from operating activities increased from 2010 to 2011, primarily due to the pace of the collection of receivables relative to sales, lower claim payments and the deferral of accounts payable and accrued liability payments.  Cash and cash equivalents at year end increased approximately $9,900,000 from the prior year to approximately $18,000,000, due to cash provided by operating activities in 2011.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders, and operating requirements.

Cash and cash equivalents provided by or used in non-operating activities have historically been purchases and proceeds from investing activities and repurchases of common stock and the issuance of dividends.  Net cash provided by non-operating activities was $918,068 in 2011 and net cash used by non-operating activities was $4,842,691 in 2010.  Compared with 2010, 2011 had a lower level of investment purchase activity offset by an increase in the repurchases of shares of common stock.

The net effect of all activities on total cash and cash equivalents was an increase of $9,925,227 for 2011 and a decrease of $616,190 for 2010.  As of December 31, 2011, the Company held cash and cash equivalents of $18,042,258, short-term investments of $14,112,262, fixed maturity securities of $85,407,365 and equity securities of $22,549,975.

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future.  However, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, the Company’s claims-paying ability and its financial strength ratings.  The Company is unaware of any trend that is likely to result in material adverse liquidity changes, but continually assesses its capital allocation strategy, including decisions relating to repurchasing the Company’s stock and/or conserving cash.  The Company’s current cash requirements include general operating expenses, income taxes, capital expenditures, dividends on its common stock declared by the Board of Directors and share repurchases of its common stock.

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

The Company's ability to pay dividends and operating expenses is dependent on funds received from the insurance subsidiaries, which are subject to regulation in the states in which they do business.  Each state regulates the extent to which title underwriters can pay dividends or make distributions.  As of December 31, 2011, approximately $73,216,000 of the consolidated stockholders' equity represented net assets of the Company's subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior approval from the respective state insurance department.  These regulations require prior regulatory approval of the payment of dividends and other intercompany transfers.  The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company's current operating needs.

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

Purchase of Company Stock:  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Company’s stock repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company's common stock pursuant to the plan immediately after the approval.  Pursuant to this approval, the Company purchased 182,615 shares in the twelve months ended December 31, 2011 and 12,138 shares in the twelve months ended December 31, 2010 at an average per share price of $32.53 and $31.21, respectively.

Capital Expenditures: During 2012, the Company has plans for various capital improvement projects, including hardware purchases and software projects that are anticipated to be funded via cash flows from operations.  All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks.  Cash held by the Company for these purposes was approximately $15,562,000 and $17,472,000 as of December 31, 2011 and 2010, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled $35,359,000 and $23,044,000 as of December 31, 2011 and 2010, respectively.  These exchange deposits are held at third-party financial institutions.  These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income.  The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

External assets managed by the Investors Trust Company totaled over $600,000,000 for each of the years ended December 31, 2011 and 2010.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.

Potential Acquisition

In January 2012, the Company executed a membership interest purchase and sale agreement under which the Company has agreed to acquire a majority 70% ownership interest of a previously unaffiliated agency. The agreement also contains an option for the Company to acquire the entire agency.  No estimated purchase price can be calculated at this time.  The membership interest purchase and sale agreement stipulates a maximum purchase price of $1,041,250 for only the majority interest, and a minimum purchase price of $1,000,000 for the entire agency.  The actual purchase cost may deviate from both the maximum and minimum amounts.  The closing, subject to the satisfaction of certain conditions, is anticipated to be in the second quarter of 2012.

Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the requirements for fair value measurements and disclosures to provide for additional disclosure related to transfers in and out of fair value hierarchy Levels 1 and 2, and to require companies to present purchases, sales, issuances and settlements of Level 3 securities on a gross rather than net basis. Refer to Note 3 for a discussion of valuation hierarchy levels. The new disclosures are clarifications of existing disclosures and are effective for interim and annual reporting periods beginning after December 15, 2009, except that the disclosures requiring the presentation of Level 3 securities trading activity on a gross basis are effective for fiscal years beginning after December 15, 2010. This update did not have an impact on the Company’s financial condition or results of operations.

Pending Accounting Standards

In May 2011, FASB updated requirements for measuring and disclosing fair value information, resulting in common principles and requirements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and International Financial Reporting Standards (“IFRS”).  For public entities, this guidance becomes effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  Management does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.

In June 2011, FASB updated requirements relating to the presentation of comprehensive income.  The objectives of this accounting update are to facilitate convergence of GAAP and IFRS, to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The main provisions of the guidance require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  For public entities, this update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.

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
Chapel Hill, NC

We have audited the accompanying consolidated balance sheets of Investors Title Company and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Title Company and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

High Point, North Carolina
March 15, 2012

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Investors Title Company and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2011	2010
Assets
Investments in securities
Fixed maturities, available-for-sale, at fair value (amortized cost: 2011: $78,783,968; 2010: $81,784,262)	$85,407,365	$86,033,557
Equity securities, available-for-sale, at fair value (cost: 2011: $17,652,745; 2010: $9,458,773)	22,549,975	13,872,370
Short-term investments	14,112,262	27,203,550
Other investments	3,631,714	2,888,958
Total investments	125,701,316	129,998,435

Cash and cash equivalents	18,042,258	8,117,031
Premium and fees receivable (less allowance for doubtful accounts: 2011: $1,218,000; 2010: $1,421,000)	6,810,000	7,253,786
Accrued interest and dividends	1,108,156	1,150,602
Prepaid expenses and other assets	2,743,517	2,816,661
Property, net	3,553,216	3,672,317
Deferred income taxes, net	-	476,534
Total Assets	$157,958,463	$153,485,366

Liabilities and Stockholders’ Equity
Liabilities
Reserves for claims	$37,996,000	$38,198,700
Accounts payable and accrued liabilities	12,330,383	10,301,495
Current income taxes payable	640,533	1,056,356
Deferred income taxes, net	479,363	-
Total liabilities	51,446,279	49,556,551

Commitments and Contingencies
Stockholders’ Equity
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock-no par value (shares authorized 10,000,000; 2,107,681 and 2,282,596 shares issued and outstanding 2011 and 2010, respectively, excluding 291,676 shares
for 2011 and 2010, respectively, of common stock held by the Company’s subsidiary)	1	1
Retained earnings	99,003,018	98,240,109
Accumulated other comprehensive income	7,509,165	5,688,705
Total stockholders’ equity	106,512,184	103,928,815
Total Liabilities and Stockholders’ Equity	$157,958,463	$153,485,366

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income

For the Years Ended December 31,	2011	2010
Revenues
Net premiums written	$81,529,333	$61,462,441
Investment income - interest and dividends	3,595,036	3,671,178
Net realized gain on investments	28,559	654,674
Other	5,532,228	5,521,062
Total Revenues	90,685,156	71,309,355

Operating Expenses
Commissions to agents	49,596,250	31,189,207
Provision for claims	3,342,427	4,435,066
Salaries, employee benefits and payroll taxes	18,552,504	17,695,956
Office occupancy and operations	3,722,803	3,935,563
Business development	1,706,834	1,544,588
Filing fees, franchise and local taxes	516,380	573,075
Premium and retaliatory taxes	1,729,830	1,279,400
Professional and contract labor fees	1,513,466	1,511,283
Other	505,726	529,591
Total Operating Expenses	81,186,220	62,693,729
Income before Income Taxes	9,498,936	8,615,626
Provision for Income Taxes	2,565,000	2,243,000
Net Income	$6,933,936	$6,372,626
Basic Earnings per Common Share	$3.22	$2.79
Weighted Average Shares Outstanding – Basic	2,151,350	2,284,657
Diluted Earnings per Common Share	$3.20	$2.78
Weighted Average Shares Outstanding – Diluted	2,169,636	2,289,847
Cash Dividends Paid per Common Share	$0.28	$0.28

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income

For the Years Ended December 31,	2011	2010
Net income	$6,933,936	$6,372,626
Other comprehensive income, before tax:
Amortization related to prior year service cost	13,038	20,388
Amortization of unrecognized (loss) gain	(318)	2,572
Accumulated postretirement (benefit) expense obligation adjustment	(115,089)	163,503
Unrealized gains on investments arising during the year	2,886,294	1,951,329
Reclassification adjustment for sale of securities included in net income	(353,950)	(1,084,915)
Reclassification adjustment for write-down of securities included in net income	325,391	430,241
Other comprehensive income, before tax	2,755,366	1,483,118
Income tax (benefit) expense related to postretirement health benefits	(34,804)	63,398
Income tax expense related to unrealized gains on investments arising during the year	976,277	680,503
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(122,594)	(351,856)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	116,027	132,626
Net income tax expense on other comprehensive income	934,906	524,671
Other comprehensive income	1,820,460	958,447
Comprehensive income	$8,754,396	$7,331,073

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
For the Years Ended December 31, 2010 and 2011	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2010	2,285,289	$1	$92,528,818	$4,730,258	$97,259,077
Net income			6,372,626		6,372,626
Dividends ($0.28 per share)			(639,734)		(639,734)
Shares of common stock repurchased and retired	(12,138)		(378,770)		(378,770)
Stock options exercised	9,445		140,500		140,500
Share-based compensation expense			216,669		216,669
Amortization related to postretirement health benefits				15,160	15,160
Accumulated postretirement benefit obligation adjustment				107,913	107,913
Net unrealized gain on investments				835,374	835,374
Balance, December 31, 2010	2,282,596	$1	$98,240,109	$5,688,705	$103,928,815
Net income			6,933,936		6,933,936
Dividends ($0.28 per share)			(599,241)		(599,241)
Shares of common stock repurchased and retired	(182,615)		(5,940,463)		(5,940,463)
Stock options exercised	7,700		155,163		155,163
Share-based compensation expense			213,514		213,514
Amortization related to postretirement health benefits				8,394	8,394
Accumulated postretirement benefit obligation adjustment				(75,959)	(75,959)
Net unrealized gain on investments				1,888,025	1,888,025
Balance, December 31, 2011	2,107,681	$1	$99,003,018	$7,509,165	$106,512,184

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows

For the Years Ended December 31,	2011	2010
Operating Activities
Net income	$6,933,936	$6,372,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	475,679	508,450
Amortization, net	338,967	343,397
Amortization related to postretirement benefits obligation	12,720	22,961
Share-based compensation expense related to stock options	213,514	216,669
Decrease in allowance for doubtful accounts on premiums receivable	(203,000)	(65,000)
Net (gain) loss on disposals of property	(26,528)	6,774
Net realized gain on investments	(28,559)	(654,674)
Net earnings from other investments	(749,688)	(987,632)
Provision for claims	3,342,427	4,435,066
Provision for deferred income taxes	21,000	832,000
Changes in assets and liabilities:
Decrease (increase) in receivables	646,786	(2,018,310)
Decrease (increase) in other assets	77,056	(902,187)
Increase in accounts payable and accrued liabilities	1,913,799	1,456,661
(Decrease) increase in current income taxes payable	(415,823)	386,066
Payments of claims, net of recoveries	(3,545,127)	(5,726,366)
Net cash provided by operating activities	9,007,159	4,226,501

Investing Activities
Purchases of available-for-sale securities	(15,318,418)	(16,047,885)
Purchases of short-term securities	(1,883,562)	(10,371,686)
Purchases of other investments	(853,599)	(560,602)
Proceeds from sales and maturities of available-for-sale securities	9,851,523	18,497,720
Proceeds from maturities of held-to-maturity securities	-	2,000
Proceeds from sales and maturities of short-term securities	14,974,850	3,885,570
Proceeds from sales and distributions of other investments	861,865	923,013
Purchases of property	(361,207)	(317,530)
Proceeds from disposals of property	31,157	24,713
Net cash provided (used in) investing activities	7,302,609	(3,964,687)

Financing Activities
Repurchases of common stock	(5,940,463)	(378,770)
Exercise of options	155,163	140,500
Dividends paid	(599,241)	(639,734)
Net cash used in financing activities	(6,384,541)	(878,004)

Net Increase (Decrease) in Cash and Cash Equivalents	9,925,227	(616,190)
Cash and Cash Equivalents, Beginning of Year	8,117,031	8,733,221
Cash and Cash Equivalents, End of Year	$18,042,258	$8,117,031

Consolidated Statements of Cash Flows, continued
For the Years Ended December 31,	2011	2010
Supplemental Disclosures
Cash Paid During the Year for
Income Taxes, payments, net	$2,963,000	$1,079,000
Non cash net unrealized gain on investments, net of deferred tax provision of $(969,710) and $(461,281) for 2011 and 2010, respectively	$(1,888,025)	$(835,374)
Adjustments to postretirement benefits obligation, net of deferred tax (provision) benefit of $(39,130) and $55,591 for 2011 and 2010, respectively	$75,959	$(107,913)

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business—Investors Title Company's (the "Company") primary business, and only reportable segment, is title insurance. The title insurance segment, through its two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC"), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies primarily through approved attorneys from underwriting offices and through independent issuing agents in 22 states and the District of Columbia primarily in the eastern half of the United States. The majority of the Company's business is concentrated in Illinois, Kentucky, Michigan, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia.

Principles of Consolidation and Basis of Presentation—The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and are prepared in accordance with smaller reporting company filing requirements. All significant intercompany balances and transactions have been eliminated.

Reclassification—Certain 2010 amounts in the accompanying Consolidated Financial Statements have been reclassified to conform to the 2011 classifications. These reclassifications had no effect on stockholders’ equity or net income as previously reported.

Significant Accounting Policies—The significant accounting policies of the Company are summarized below.

Cash and Cash Equivalents
For the purpose of presentation in the Company's Consolidated Statements of Cash Flows, cash equivalents are highly liquid instruments with remaining original maturities of three months or less. The carrying amount of cash and cash equivalents is a reasonable estimate of fair value due to the short-term maturity at purchase of these instruments.

Investments in Securities
Securities for which the Company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums or accretion of discounts, and other-than-temporary declines in fair value. Securities held principally for resale in the near term are classified as trading securities and recorded at fair values. Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax, adjusted for other-than-temporary declines in fair value, reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Fair values of the majority of investments are based on quoted market prices. Realized gains and losses are determined on the specific identification method.  Refer to Note 3 for further information regarding investments in securities and fair value.

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

Other Investments
Other investments consist primarily of investments in title insurance agencies structured as limited liability companies (“LLCs”), which are accounted for under the equity or cost methods of accounting. The aggregate cost of the Company’s cost method investments totaled $1,210,687 and $1,107,115 at December 31, 2011 and December 31, 2010, respectively. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

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

Reserves for Claims
The total reserve for all reported and unreported losses the Company incurred through December 31, 2011 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2011.  The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Income Taxes
The Company makes certain estimates and judgments in determining income tax expense (benefit) for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. The Company provides for deferred income taxes (benefits) for the tax consequences in future years of temporary differences between the financial statements' carrying values and the tax bases of assets and liabilities using currently enacted tax rates.  The Company establishes valuation allowances if it believes that it is more likely than not that some or all of its deferred tax assets will not be realized.  Refer to Note 8 for further information regarding income taxes.

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

Allowance for Doubtful Accounts
Company management continually evaluates the collectability of receivables and provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of amounts receivable.  Changes to the allowance for doubtful accounts are reflected within net premiums written in the Consolidated Statements of Income.  Amounts are charged off in the period they are deemed to be uncollectible.

Exchange Services Revenue
Fees are recognized at the signing of a binding agreement and investment earnings are recognized as they are earned.

Fair Values of Financial Instruments
The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, short-term investments, premium and fees receivable, accrued interest and dividends, accounts payable, commissions payable, reinsurance payable and current income taxes payable approximate fair value due to the short-term nature of these assets and liabilities.  Fair values for the majority of investment securities are based on quoted market prices.  Auction rate securities (“ARS”) are valued using discounted cash flow models to determine the estimated fair value of these investments.  Some of the inputs to determining the fair value of ARS are unobservable in the securities markets and are significant.

Comprehensive Income
The Company's accumulated other comprehensive income is comprised of unrealized holding gains/losses on available-for-sale securities, net of tax, and unrecognized prior service cost and unrealized gains/losses associated with postretirement benefit liabilities, net of tax.  Accumulated other comprehensive income as of December 31, 2011 consists of $7,563,541 of unrealized holding gains on available-for-sale securities and $54,376 of unrecognized prior service cost and unrecognized actuarial losses associated with postretirement benefit liabilities.  Accumulated other comprehensive income as of December 31, 2010 consists of $5,675,516 of unrealized holding gains on available-for-sale securities and $13,189 of unrecognized prior service cost and unrealized gains associated with postretirement benefit liabilities.

Share-Based Compensation
The Company accounts for share-based compensation in accordance with the fair value based principles required by the Financial Accounting Standards Board (“FASB”).  Estimated compensation expense for awards outstanding at the effective date is recognized over their remaining service period using the compensation cost.  Share-based compensation cost is generally measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

As share-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Subsequent Events
The Company has evaluated and concluded that there were no material subsequent events requiring adjustment or disclosure to its Consolidated Financial Statements.

Recently Issued Accounting Standards
In January 2010, the FASB updated the requirements for fair value measurements and disclosures to provide for additional disclosure related to transfers in and out of fair value hierarchy Levels 1 and 2, and to require companies to present purchases, sales, issuances and settlements of Level 3 securities on a gross rather than net basis. Refer to Note 3 for a discussion of valuation hierarchy levels. The new disclosures are clarifications of existing disclosures and are effective for interim and annual reporting periods beginning after December 15, 2009, except that the disclosures requiring the presentation of Level 3 securities trading activity on a gross basis are effective for fiscal years beginning after December 15, 2010. This update did not have an impact on the Company’s financial condition or results of operations.

Pending Accounting Standards
In May 2011, the FASB updated requirements for measuring and disclosing fair value information, resulting in common principles and requirements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and International Financial Reporting Standards (“IFRS”).  For public entities, this guidance becomes effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  Management does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.

In June 2011, the FASB updated requirements relating to the presentation of comprehensive income.  The objectives of this accounting update are to facilitate convergence of GAAP and IFRS, to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The main provisions of the guidance require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  For public entities, this update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period and accompanying notes. Actual results could differ materially from those estimates and assumptions used.  The more significant of these estimates and assumptions include the following:

Claims—The Company's reserves for claims are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported,  or “IBNR”).  A provision for estimated future claims payments is recorded at the time policy revenue is recorded as a percentage of premium income. By their nature, title claims can often be complex, vary greatly in dollar amounts, vary in number due to economic and market conditions such as an increase in mortgage foreclosures, and involve uncertainties as to ultimate exposure. In addition, some claims may require a number of years to settle and determine the final liability for indemnity and loss adjustment expense. The payment experience may extend for more than 20 years after the issuance of a policy. Events such as fraud, defalcation and multiple property defects can substantially and unexpectedly cause increases in estimates of losses. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, these estimates are subject to variability.

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

Impairments—Securities are regularly evaluated and reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security; with respect to equity securities, whether the Company’s ability and intent to retain the investment for a period of time is sufficient to allow for a recovery in value; with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery in value; and the financial condition and prospects of the issuer (including credit ratings).  These factors are reviewed quarterly and any material degradation in the prospect for recovery will be considered in the other-than-temporary impairment analysis.  Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss.  The fair values of the majority of the Company’s investments are based on quoted market prices from independent pricing services.

2. Statutory Restrictions on Consolidated Stockholders' Equity and Investments

The Company has designated approximately $42,288,000 and $41,892,000 of retained earnings as of December 31, 2011 and 2010, respectively, as appropriated to reflect the required statutory premium and supplemental reserves.  See Note 8 for the tax treatment of the statutory premium reserve.

As of December 31, 2011 and 2010 approximately $73,216,000 and $65,297,000, respectively, of consolidated stockholders' equity represents net assets of the Company's subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval.

Bonds totaling approximately $6,704,000 and $6,570,000 at December 31, 2011 and 2010 respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments in Securities and Fair Value

The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at December 31 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Fixed maturities, available-for-sale, at fair value-
Obligations of states and political subdivisions	$62,042,929	$5,583,733	$13,869	$67,612,793
Corporate debt securities	12,188,639	1,202,149	148,616	13,242,172
Auction rate securities	4,552,400	-	-	4,552,400
Total	$78,783,968	$6,785,882	$162,485	$85,407,365
Equity securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$17,652,745	$4,939,053	$41,823	$22,549,975
Total	$17,652,745	$4,939,053	$41,823	$22,549,975
Short-term investments-
Certificates of deposit and other	$14,112,262	$-	$-	$14,112,262
Total	$14,112,262	$-	$-	$14,112,262

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Fixed maturities, available-for-sale, at fair value-
Obligations of states and political subdivisions	$64,120,509	$3,248,821	$166,690	$67,202,640
Corporate debt securities	12,258,359	1,123,051	22,737	13,358,673
Auction rate securities	5,405,394	66,850	-	5,472,244
Total	$81,784,262	$4,438,722	$189,427	$86,033,557
Equity securities, available-for sale at fair value-
Common stocks and nonredeemable preferred stocks	$9,458,773	$4,430,175	$16,578	$13,872,370
Total	$9,458,773	$4,430,175	$16,578	$13,872,370
Short-term investments-
Certificates of deposit and other	$27,203,550	$-	$-	$27,203,550
Total	$27,203,550	$-	$-	$27,203,550

The scheduled maturities of fixed maturity securities at December 31, 2011 were as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$7,199,401	$7,326,825
Due after one year through five years	31,480,952	33,615,289
Due five years through ten years	31,679,226	35,234,049
Due after ten years	8,424,389	9,231,202
Total	$78,783,968	$85,407,365

Earnings on investments for the years ended December 31 were as follows:

	2011	2010
Fixed maturities	$3,233,988	$3,411,888
Equity securities	347,843	234,598
Invested cash and other short-term investments	12,725	23,433
Miscellaneous interest	480	1,259
Investment income	$3,595,036	$3,671,178

Gross realized gains and losses on sales of available-for-sale securities for the years ended December 31 are summarized as follows:

	2011	2010
Gross realized gains:
Obligations of states and political subdivisions	$20,845	$98,197
Common stocks and nonredeemable preferred stocks	529,810	1,193,029
Auction rate securities	43,200	-
Total	593,855	1,291,226
Gross realized losses:
Obligations of states and political subdivisions	-	(111,500)
Common stocks and nonredeemable preferred stocks	(247,117)	(97,157)
Other than temporary impairment of securities	(280,987)	(335,551)
Total	(528,104)	(544,208)
Net realized gain	$65,751	$747,018

Realized gains and losses are determined on the specific identification method.  Also included in net realized gain on sales in the Consolidated Statements of Income are net gains and impairments of other investments and net losses on sales and impairments of property acquired in the settlement of claims totaling $(37,192) and $(92,344) for the twelve months ended December 31, 2011 and 2010, respectively.

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2011 and 2010.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$663,666	$(64)	$1,023,180	$(13,805)	$1,686,846	$(13,869)
Corporate debt securities	3,015,769	(148,616)	-	-	3,015,769	(148,616)
Total fixed maturity securities	$3,679,435	$(148,680)	$1,023,180	$(13,805)	$4,702,615	$(162,485)
Equity securities	957,072	(40,893)	104,130	(930)	1,061,202	(41,823)
Total temporarily impaired securities	$4,636,507	$(189,573)	$1,127,310	$(14,735)	$5,763,817	$(204,308)

December 31, 2010
Obligations of states and political subdivisions	$7,008,818	$(166,690)	$-	$-	$7,008,818	$(166,690)
Corporate debt securities	1,077,263	(22,737)	-	-	1,077,263	(22,737)
Total fixed maturity securities	$8,086,081	$(189,427)	$-	$-	$8,086,081	$(189,427)
Equity securities	746,388	(7,710)	220,635	(8,868)	967,023	(16,578)
Total temporarily impaired securities	$8,832,469	$(197,137)	$220,635	$(8,868)	$9,053,104	$(206,005)

As of December 31, 2011, the Company held $4,702,615 in fixed maturity securities with unrealized losses of $162,485.  As of December 31, 2010, the Company held $8,086,081 in fixed maturity securities with unrealized losses of $189,427.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and likely will not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of December 31, 2011, the Company held $1,061,202 in equity securities with unrealized losses of $41,823.  As of December 31, 2010, the Company held $967,023 in equity securities with unrealized losses of $16,578.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity income securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 13 and 26 securities had unrealized losses at December 31, 2011 and December 31, 2010, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During 2011, the Company recorded an other-than-temporary impairment charge in the amount of $280,987 related to securities, of which, $101,861 was related to Level 3 ARS that have had a history of being below cost and a change in intent not to sell.  During 2010, the Company recorded an other-than-temporary impairment charge in the amount of $382,692 related to securities, of which, $281,156 was related to Level 3 ARS that have had a history of being below cost and a change in intent not to sell.  Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Their fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining their fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from the pricing service, although as discussed below, the Company does consult other price resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of December 31, 2011 and 2010, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan ARS because quoted prices were unavailable due to the failure of auctions.  Some of the inputs to this model are unobservable in the market and are significant—therefore, the Company utilizes another third party pricing service to assist in the determination of fair market value of these securities.  That service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of December 31, 2011 and 2010:

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

The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS.  The par value of the ARS bonds was $5,000,000 and $5,900,000 as of December 31, 2011 and 2010, respectively, with approximately 79.6% and 82.2% as of December 31, 2011 and 2010, respectively, guaranteed by the U.S. Department of Education.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of December 31, 2011 and 2010.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.  Level 3 assets are comprised solely of ARS.

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Equity
Common stock and nonredeemable preferred stock	$22,549,975	$-	$-	$22,549,975
Fixed Maturities
Obligations of states and political subdivisions*	-	67,612,793	1,834,700	69,447,493
Corporate debt securities*	-	13,242,172	2,717,700	15,959,872
Total	$22,549,975	$80,854,965	$4,552,400	$107,957,340

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Equity Securities
Common stock and nonredeemable preferred stock	$13,872,370	$-	$-	$13,872,370
Fixed Maturities
Obligations of states and political subdivisions*	-	67,202,640	2,618,844	69,821,484
Corporate debt securities*	-	13,358,673	2,853,400	16,212,073
Total	$13,872,370	$80,561,313	$5,472,244	$99,905,927

*Denotes fair market value obtained from pricing services.

There were no transfers into or out of Levels 1 and 2 during 2011.  The following table presents a reconciliation of the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined for the period ended December 31, 2011 and 2010:

Changes in fair value during the year ended December 31:	2011	2010
Beginning balance at January 1	$5,472,244	$10,097,795
Redemptions and sales	(900,000)	(4,938,500)
Realized gain – included in net realized gain on investments	43,199	78,270
Realized loss – included in net realized gain on investments	(101,861)	(392,656)
Unrealized gain - included in other comprehensive income	38,818	627,335
Ending balance at December 31	$4,552,400	$5,472,244

 Certain cost method investments are measured at estimated fair value on a non-recurring basis, such as investments that are impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of December 31, 2011 and 2010.  The following table summarizes the corresponding estimated fair value hierarchy of such investments at December 31, 2011 and 2010 and the related impairments recognized:

December 31, 2011	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total Estimated Fair Market Value	Impairment Losses
Cost method investments	Fair Value	Yes	$-	$-	$58,281	$58,281	$(28,904)
Other assets	Fair Value	Yes	-	-	17,000	17,000	(15,500)
Total cost method investments and other assets			$-	$-	$75,281	$75,281	$(44,404)

December 31, 2010
Cost method investments	Fair Value	Yes	$-	$-	$52,625	$52,625	$(47,141)
Other assets	Fair Value	Yes	-	-	-	-	(47,550)
Total cost method investments and other assets			$-	$-	$52,625	$52,625	$(94,691)

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

4. Property and Equipment

Property and equipment and estimated useful lives at December 31 are summarized as follows:

	2011	2010
Land	$1,107,582	$1,107,582
Office buildings and improvements (25 years)	3,259,383	3,196,546
Furniture, fixtures and equipment (3 to 10 years)	5,114,112	4,975,753
Automobiles (3 years)	792,592	704,417
Total	10,273,669	9,984,298
Less accumulated depreciation	(6,720,453)	(6,311,981)
Property and equipment, net	$3,553,216	$3,672,317

5. Reinsurance

The Company assumes and cedes reinsurance with other insurance companies in the normal course of business.  Premiums assumed and ceded were approximately $17,000 and $177,000, respectively, for 2011 and $33,000 and $202,000, respectively, for 2010. Ceded reinsurance is comprised of excess of loss treaties, which protects against losses over certain amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event that the assuming insurance companies are unable to meet their obligations under these contracts.  The Company has not paid or recovered any reinsured losses during the years ended December 31, 2011 and 2010.

6. Reserves for Claims

Changes in the reserves for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

	2011	2010
Balance, beginning of year	$38,198,700	$39,490,000
Provisions related to:
Current year	6,845,338	6,744,917
Prior years	(3,502,911)	(2,309,851)
Total provision charged to operations	3,342,427	4,435,066
Claims paid, net of recoveries, related to:
Current year	(305,079)	(303,800)
Prior years	(3,240,048)	(5,422,566)
Total claims paid, net of recoveries	(3,545,127)	(5,726,366)
Balance, end of year	$37,996,000	$38,198,700

The Company continually refines its reserve estimates as current loss experience develops and credible data emerges.  Movements in the reserves related to prior periods were primarily the result of claim recoveries, as well as changes to estimates to better reflect the latest reported loss data.  The Company does not recognize claim recoveries until an actual payment has been received by the Company.   During 2011, the Company realized claim recoveries of approximately $1,488,000.   During 2010, the Company realized claim recoveries of approximately $3,100,000.

The provision for claims as a percentage of net premiums written was 4.1% and 7.2% in 2011 and 2010, respectively.  The change in estimate for calendar year 2011 from 2010 resulted mostly from favorable development in 2011 versus prior year related primarily to policy years 2007 through 2010.  Due to variances between actual and expected loss payments, loss development is subject to significant variability.

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

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR claims follows:

	2011	Percentage	2010	Percentage
Known title claims	$6,233,501	16.4%	$6,121,941	16.0%
IBNR	31,762,499	83.6%	32,076,759	84.0%
Total loss reserves	$37,996,000	100.0%	$38,198,700	100.0%

In management's opinion, the reserves are adequate to cover claim losses which might result from pending and future claims.

7. Earnings Per Share and Stock Options

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents includes the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future service that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method was 18,286 and 5,190 for 2011 and 2010, respectively.  The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

For the Years Ended December 31,	2011	2010
Net income	$6,933,936	$6,372,626
Weighted average common shares outstanding - Basic	2,151,350	2,284,657
Incremental shares outstanding assuming
the exercise of dilutive stock options and SARs (share settled)	18,286	5,190
Weighted average common shares outstanding - Diluted	2,169,636	2,289,847
Basic earnings per common share	$3.22	$2.79
Diluted earnings per common share	$3.20	$2.78

In 2011 and 2010, 11,500 and 13,500 awards, respectively, were excluded from the computation of diluted earnings per share because their exercise price was greater than the stock price and therefore considered anti-dilutive.

The Company has adopted employee stock award plans (the "Plans") under which restricted stock, and options or stock appreciation rights (“SARs”) to purchase shares (not to exceed 500,000 shares) of the Company's stock may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant.  SARs and options (which have predominantly been incentive stock options) awarded under the Plans thus far are exercisable and vest immediately or within one year or at 10% to 20% per year beginning on the date of grant and generally expire in five to ten years.  All SARs issued to date have been share settled only.  No SARs were exercised in 2011 or 2010.

A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2010	117,245	$27.54	5.10	$541,543
SARs granted	3,000	33.31
Options exercised	(9,445)	14.88
Options/SARs cancelled/forfeited/expired	-	-
Outstanding as of December 31, 2010	110,800	$28.77	4.51	$353,955
SARs granted	3,000	41.50
Options exercised	(7,700)	20.15
Options/SARs cancelled/forfeited/expired	(4,500)	28.61
Outstanding as of December 31, 2011	101,600	$29.81	3.91	$697,780

Exercisable as of December 31, 2011	99,630	$29.76	3.91	$686,604

Unvested as of December 31, 2011	1,970	$32.28	3.58	$11,176

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2011.  The intrinsic values of options exercised during 2011 and 2010 were approximately $118,000 and $158,000, respectively.

The following tables summarize information about fixed stock options outstanding at December 31, 2011:

			Options Outstanding at Year-End			Options Exercisable at Year-End
				Weighted	Weighted		Weighted
				Average	Average		Average
			Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$10.00	-	$19.99	500	0.28	$18.92	500	$18.92
20.00	-	27.96	5,400	1.10	22.77	4,800	22.87
27.98	-	31.99	3,700	2.43	31.08	3,080	31.08
33.32	-	36.79	2,000	3.38	36.79	2,000	36.79
$10.00	-	$36.79	11,600	1.88	$27.67	10,380	$27.80

			SARs Outstanding at Year-End			SARs Exercisable at Year-End
				Weighted	Weighted		Weighted
				Average	Average		Average
			Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$27.97	-	$27.97	75,000	4.17	$27.97	75,000	$27.97
32.00	-	32.00	2,500	4.39	32.00	2,500	32.00
33.31	-	33.31	3,000	5.39	33.31	3,000	33.31
36.80	-	49.04	9,500	3.70	45.25	8,750	45.57
$27.97	-	$49.04	90,000	4.17	$30.08	89,250	$29.99

In 2011, 21,336 options and SARs vested with a fair value of $204,965.

During the second quarter of 2011, the Company issued 3,000 share settled SARs to select officers and directors of the Company.  During the second quarter of 2010, the Company issued 3,000 share settled SARs to select officers and directors of the Company.  SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  As such, the SARs were valued using the Black-Scholes option valuation model.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the following table. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

The weighted-average fair values for the SARs issued during 2011 and 2010 were $15.55 and $12.30, respectively, and were estimated using the following weighted-average assumptions:

	2011	2010
Expected Life in Years	5.0	5.0
Expected Volatility	43.6%	42.4%
Weighted-Average Volatility	43.6%	42.4%
Interest Rate	1.87%	2.13%
Yield Rate	0.84%	0.83%

There was approximately $214,000 and $217,000 of compensation expense relating to shares vesting on or before December 31, 2011 and December 31, 2010, respectively, included in salaries, employee benefits and payroll taxes of the Consolidated Statements of Income.  As of December 31, 2011, there was approximately $42,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock awards plans. That cost is expected to be recognized over a weighted-average period of approximately 5 months.

The estimated weighted-average grant-date fair value of SARs granted for the years ended December 31 was as follows:

For the Years Ended December 31,	2011	2010
Exercise price equal to market price on date of grant:
Weighted-average market price	$41.50	$33.31
Weighted-average grant-date fair value	$15.55	$12.30

There are no stock options or SARs granted where the exercise price is less than the market price on the date of grant.

8. Income Taxes

The components of income tax expense for the years ended December 31 are summarized as follows:

For the Years Ended December 31,	2011	2010
Current:
Federal	$2,515,000	$1,388,000
State	29,000	23,000
Total current	2,544,000	1,411,000
Deferred:
Federal	28,131	825,465
State	(7,131)	6,535
Total deferred	21,000	832,000
Total	$2,565,000	$2,243,000

For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in premium and retaliatory taxes in the Consolidated Statements of Income.

At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

For the Years Ended December 31,	2011	2010
Deferred income tax assets:
Recorded reserves for claims, net of statutory premium reserves	$-	$29,911
Accrued benefits and retirement services	2,491,168	2,215,857
Postretirement benefit obligation	28,026	-
Other-than-temporary impairment of assets	434,929	420,305
Reinsurance and commissions payable	38,969	25,302
Allowance for doubtful accounts	414,120	483,140
Net operating loss carryforward	30,000	49,000
Capital loss carryforward	5,194	-
Excess of book over tax depreciation	113,648	90,352
Other	491,479	416,214
Total	4,047,533	3,730,081
Deferred income tax liabilities:
Recorded reserves for claims, net of statutory premium reserves	290,318	-
Net unrealized gain on investments	3,956,708	2,986,999
Postretirement benefit obligation	-	6,785
Discount accretion on tax-exempt obligations	-	23,813
Other	279,870	235,950
Total	4,526,896	3,253,547
Net deferred income tax (liabilities) assets	$(479,363)	$476,534

At December 31, 2011 and 2010, no valuation allowance was recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these deferred income tax assets will be realized.

A reconciliation of income tax as computed for the years ended December 31 at the U.S. federal statutory income tax rate (34%) to income tax expense follows:

For the Years Ended December 31,	2011	2010
Anticipated income tax expense	$3,229,638	$2,929,313
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	19,140	15,180
Tax-exempt interest income (net of amortization)	(700,300)	(743,025)
Other, net	16,522	41,532
Provision for income taxes	$2,565,000	$2,243,000

In accounting for uncertainty in income taxes, the Company is required to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position.  In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  There were no unrecognized tax benefits or liabilities as of December 31, 2011.

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

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2008.

9. Leases

The Company leases certain office facilities and equipment under operating leases. Rental expense also includes occasional rental of automobiles. Rent expense totaled approximately $623,000 and $773,000 in 2011 and 2010, respectively. The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2011, are summarized as follows:

Year Ended:
2012	$476,822
2013	261,798
2014	176,877
2015	134,027
2016	79,826
Thereafter	-
Total	$1,129,350

10. Retirement Agreements and Other Postretirement Benefit Plan

The Company has a 401(k) savings plan.  In order to participate, individuals must be employed for one full year and work at least 1,000 hours annually.  The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution.  Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code.  Expenses related to the 401(k) were approximately $479,000 and $484,000 for 2011 and 2010, respectively.

In November 2003, ITIC, a wholly owned subsidiary of the Company, entered into employment agreements with the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of ITIC. These individuals also serve as the Chairman, President and Executive Vice President, respectively, of the Company.  The agreements provide compensation and life, health, dental and vision benefits upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control. The employment agreements also prohibit each of these executives from competing with ITIC and its parent, subsidiaries and affiliates in the State of North Carolina while employed by ITIC and for a period of two years following termination of their employment.

In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives.  The amount accrued for all agreements at December 31, 2011 and 2010 was approximately $5,740,000 and $5,134,000, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract.  Both the 2011 and 2010 accruals are included in the Accounts Payable and Accrued Liability line item of the Consolidated Balance Sheets.  These executive contracts are accounted for on an individual contract basis.  On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the Internal Revenue Code, and were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) Plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) Plan.

On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance.   The benefits are unfunded.  Estimated future benefit payouts expected to be paid for each of the next five years are $4,437 in 2012, $5,678 in 2013, $6,201 in 2014, $6,729 in 2015, $7,262 in 2016 and $88,280 in the next five years thereafter.

Cost of the Company’s postretirement benefits included the following components:

	2011	2010
Net periodic benefit cost
Service cost – benefits earned during the year	$19,503	$25,698
Interest cost on projected benefit obligation	24,607	30,755
Amortization of unrecognized prior service cost	13,038	20,388
Amortization of unrecognized (gain) loss	(318)	2,572
Net periodic benefit cost at end of year	$56,830	$79,413

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The net amount in accumulated other comprehensive income is $(82,392), $(54,376) net of tax, for December 31, 2011, and $19,977, $13,189 net of tax, for December 31, 2010, and represents the net unrecognized actuarial losses and unrecognized prior service costs.  The effects of the funded status on the Company’s Consolidated Balance Sheets at December 31, 2011 and 2010 are presented in the following table:

	2011	2010
Funded status
Actuarial present value of future benefits:
Fully eligible active employee	$(354,308)	$(36,253)
Non-eligible active employees	(234,586)	(393,442)
Plan assets	-	-
Funded status of accumulated postretirement benefit obligation, recognized in other liabilities	$(588,894)	$(429,695)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2011 and 2010 includes the following:

	2011	2010
Accrued postretirement benefit obligation at beginning of year	$(429,695)	$(536,746)
Service cost – benefits earned during the year	(19,503)	(25,698)
Interest cost on projected benefit obligation	(24,607)	(30,755)
Plan amendments	-	25,665
Actuarial (loss) gain	(115,089)	137,839
Accrued postretirement benefit obligation at end of year	$(588,894)	$(429,695)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

	2011	2010
Balance at beginning of year	$(19,977)	$166,487
Components of accumulated other comprehensive income
Unrecognized prior service cost	(13,038)	(20,388)
Amortization of gain (loss), net	318	(2,572)
Actuarial loss (gain)	115,089	(137,839)
Plan amendments	-	(25,665)
Balance at end of year	$82,392	$(19,977)

For 2011, the amounts in accumulated other comprehensive income, pre-tax, to be recognized as components of net periodic benefit costs are:

Projected 2012
Amortization of unrecognized prior service cost	$9,396
Amortization of unrecognized loss	681
Net periodic benefit cost at end of year	$10,077

Assumed health care cost trend rates do have an effect on the amounts reported for the postretirement benefit obligations.  The following illustrates the effects on the net periodic postretirement benefit cost (“NPPBC”) and the accumulated postretirement benefit obligation (“APBO”) of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate as of December 31, 2011:

	One-Percentage Point Increase	One-Percentage Point Decrease
Net periodic postretirement benefit cost
Effect on the service cost component	$3,506	$(2,619)
Effect on interest cost	6,216	(4,745)
Total effect on the net periodic postretirement benefit cost	$9,722	$(7,364)
Accumulated postretirement benefit obligation (including active employees who are not fully eligible)
Effect on those currently receiving benefits (retirees and spouses)	$-	$-
Effect on active fully eligible	65,623	(51,191)
Effect on actives not yet eligible	65,235	(48,702)
Total effect on the accumulated postretirement benefit obligation	$130,858	$(99,893)

11. Commitments and Contingencies

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

Potential Acquisition. In January 2012, the Company executed a membership interest purchase and sale agreement under which the Company has agreed to acquire a majority 70% ownership interest of a previously unaffiliated agency. The agreement also contains an option for the Company to acquire the entire agency.  No estimated purchase price can be calculated at this time.  The membership interest purchase and sale agreement stipulates a maximum purchase price of $1,041,250 for only the majority interest, and a minimum purchase price of $1,000,000 for the entire agency.  The actual purchase cost may deviate from both the maximum and minimum amounts.  The closing, subject to the satisfaction of certain conditions, is anticipated to be in the second quarter of 2012.

Regulation.  The Company’s title insurance and trust subsidiaries are regulated by various federal, state and local governmental agencies and are subject to various audits and inquiries.  It is the opinion of management that, based on its present expectations, these audits and inquiries will not have a material impact on the Company’s consolidated financial condition or operations.

Escrow and Trust Deposits.  As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks.  Cash held by the Company for these purposes was approximately $15,562,000 and $17,472,000 as of December 31, 2011 and 2010, respectively.  These amounts are not considered assets of the Company and are excluded from the accompanying Consolidated Balance Sheets.  However, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchange Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, ITEC, serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property.  Another Company subsidiary, ITAC, serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $35,359,000 and $23,044,000 as of December 31, 2011 and 2010, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments, including approximately $1,000,000 of par value auction rate securities, as of December 31, 2011.  The Company does not believe the current illiquidity of the ARS will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

12. Statutory Accounting

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities.

Combined capital and surplus on a statutory basis was $93,089,327 and $93,626,173 as of December 31, 2011 and 2010, respectively. Net income on a statutory basis was $6,416,684 and $5,797,068 for the twelve months ended December 31, 2011 and 2010, respectively.

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

Provided below is selected financial information about the Company's operations by segment for the two years ended December 31, 2011 and 2010:

	Title	All	Intersegment
2011	Insurance	Other	Elimination	Total
Operating revenues	$83,420,562	$4,455,631	$(814,632)	$87,061,561
Investment income	3,174,148	502,557	(81,669)	3,595,036
Net realized gain (loss) on investments	97,640	(69,081)	-	28,559
Total revenues	$86,692,350	$4,889,107	$(896,301)	$90,685,156
Operating expenses	77,294,353	4,706,499	(814,632)	81,186,220
Income before taxes	$9,397,997	$182,608	$(81,669)	$9,498,936
Assets	$123,712,762	$34,245,701	$-	$157,958,463

	Title	All	Intersegment
2010	Insurance	Other	Elimination	Total
Operating revenues	$63,502,167	$4,271,433	$(790,097)	$66,983,503
Investment income	3,149,932	602,915	(81,669)	3,671,178
Net realized gain (loss) on investments	728,508	(73,834)	-	654,674
Total revenues	$67,380,607	$4,800,514	$(871,766)	$71,309,355
Operating expenses	58,765,581	4,718,245	(790,097)	62,693,729
Income before taxes	$8,615,026	$82,269	$(81,669)	$8,615,626
Assets	$112,664,322	$40,821,044	$-	$153,485,366

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

15. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company invests its cash and cash equivalents into high credit quality security instruments.  On November 9, 2010, the Federal Deposit Insurance Corporation, (“FDIC”) issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC insured institutions.  All other deposits which exceed $250,000, including noninterest bearing transaction accounts prior to December 31, 2010, at each institution are not insured by the FDIC.  Of the $18.0 million in cash and cash equivalents on the Consolidated Balance Sheets at December 31, 2011, $1.2 million was not insured by the FDIC.  Of the $8.1 million in cash and cash equivalents at December 31, 2010, $3.4 million was not insured by the FDIC.

16. Business Concentration

The Company generates a significant amount of title insurance premiums in Texas and North Carolina.  In 2011 and 2010, Texas accounted for 32.2% and 3.5% of total title premiums, respectively.  In 2011 and 2010, North Carolina accounted for 26.6% and 38.1% of total title premiums, respectively.

In 2011, the Company had one agent that accounted for 22.6% of net premiums written.

17. Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investments in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets	2011	2010
Other investments	$2,328,000	$1,682,000
Premium and fees receivable	$681,000	$739,000

Financial Statement Classification, Consolidated Statements of Income	2011	2010
Net premiums written	$11,004,000	$11,970,000
Other income	$1,336,000	$1,526,000

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Assessment of Internal Control Over Financial Reporting

Management has assessed the Company’s internal control over financial reporting as of December 31, 2011.  The unqualified report of management thereon is included in Item 8 of this Annual Report on Form 10-K and incorporated by reference herein.

ITEM 9B.  OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” “General Information - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Board of Directors and Committees – The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2012.  Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2012 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2012 and is incorporated by reference in this Annual Report on Form 10-K.

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2011.  The Company does not have any equity compensation plans that have not been approved by its shareholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	101,600	$29.81	247,000
Equity compensation plans not approved by shareholders	-	-	-
Total	101,600	$29.81	247,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independent Directors” set forth in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2012 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2012 is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements.

The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2012.

/s/ J. Allen Fine	/s/ R. Horace Johnson
J. Allen Fine, Chairman of the Board and	R. Horace Johnson, Director
Chief Executive Officer
(Principle Executive Officer)

/s/ James A. Fine, Jr.	/s/ H. Joe King, Jr.
James A. Fine, Jr., President, Treasurer and	H. Joe King, Jr., Director
Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ W. Morris Fine	/s/ James R. Morton
W. Morris Fine, Executive Vice President,	James R. Morton, Director
Secretary and Director

/s/ David L. Francis	/s/ James H. Speed, Jr.
David L. Francis, Director	James H. Speed, Jr., Director

/s/ Richard M. Hutson, II
Richard M. Hutson, II, Director

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)	Articles of Incorporation dated January 22, 1973, incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3(ii)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973, incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3(iii)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987, incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3(iv)	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3(iii) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 11774

3(v)	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3(iv) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 11774

3(vi)	Amended and Restated By-laws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 12, 2010, File No. 11774

4
Amended and Restated Rights Agreement dated August 9, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1) filed on August 12, 2010, File No. 11774

10(i)*	1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(viii) to Form 10-K for the year ended December 31, 1996, File No. 11774

10(ii)*
Form of Nonqualified Stock Option Agreement to Non-employee Directors dated May 13, 1997 under the 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(ix) to Form 10-Q for the quarter ended June 30, 1997, File No. 11774

10(iii)*
Form of Incentive Stock Option Agreement under 1997 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(xi) to Form 10-K for the year ended December 31, 1997, File No. 11774

10(iv)*	2001 Stock Option and Restricted Stock Plan, as amended and restated effective May 17, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 23, 2006, File No. 11774

10(v)*
Form of Nonqualified Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended March 31, 2006, File No. 11774

10(vi)*
Form of Nonqualified Stock Option Agreement to Non-employee Directors under the 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(ii) to Form 10-Q for the quarter ended March 31, 2006, File No. 11774

10(vii)*
Form of Incentive Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(iii) to Form 10-Q for the quarter ended March 31, 2006, File No. 11774

10(viii)*	Form of Stock Appreciation Right Award Agreement under 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 23, 2006, File No. 11774

10(ix)*	Form of Stock Appreciation Rights Agreement under 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2009, File No. 11774

10(x)*	Amended and Restated Employment Agreement effective January 1, 2009 for J. Allen Fine, incorporated by reference to Exhibit 10(vii) to Form 10-K for the year ended December 31, 2008, File No. 11774

10(xi)*
Amended and Restated Employment Agreement effective January 1, 2009 for James A. Fine, Jr., incorporated by reference to Exhibit 10(viii) to Form 10-K for the year ended December 31, 2008, File No. 11774

10(xii)*	Amended and Restated Employment Agreement effective January 1, 2009 for W. Morris Fine, incorporated by reference to Exhibit 10(ix) to Form 10-K for the year ended December 31, 2008, File No. 11774

10(xiii)*
Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for J. Allen Fine, incorporated by reference to Exhibit 10(x) to Form 10-K for the year ended December 31, 2008, File No. 11774

10(xiv)*
Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for James A. Fine, Jr., incorporated by reference to Exhibit 10(xi) to Form 10-K for the year ended December 31, 2008, File No. 11774

10(xv)*	Death Benefit Plan Agreement effective January 1, 2009 for W. Morris Fine, incorporated by reference to Exhibit 10(xii) to Form 10-K for the year ended December 31, 2008, File No. 11774

10(xvi)*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009, incorporated by reference to Exhibit 10(xiii) to Form 10-K for the year ended December 31, 2008, File No. 11774

10(xvii)*
Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009, incorporated by reference to Exhibit 10(xiv) to Form 10-K for the year ended December 31, 2008, File No. 11774

10(xviii)*	2009 Stock Appreciation Right Plan, incorporated by reference to Appendix A to the Company’s Proxy Statement dated May 26, 2009, File No. 11774

10(xiv)*	Form of Stock Appreciation Rights Agreement under 2009 Stock Appreciation Right Plan, incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2011, File No. 11774

21	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2009, File No. 11774

23	Consent of Independent Registered Public Accounting Firm filed herewith

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*             Management contract or compensatory plan or arrangement

**
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.