Form 10-Q
period 2012-03-31
INVESTORS TITLE CO
filed 2012-05-08
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 24, 2012, there were 2,097,749 common shares of the registrant outstanding.

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2012 and December 31, 2011
(Unaudited)

	March 31, 2012	December 31, 2011
Assets:
Investments in securities
Fixed maturities, available-for-sale, at fair value (amortized cost: 2012: $80,803,074; 2011: $78,783,968)	$87,142,860	$85,407,365
Equity securities, available-for-sale, at fair value (cost: 2012: $19,840,045; 2011: $17,652,745)	26,824,431	22,549,975
Short-term investments	8,571,468	14,112,262
Other investments	5,628,864	3,631,714
Total investments	128,167,623	125,701,316

Cash and cash equivalents	16,465,383	18,042,258
Premium and fees receivable (less allowance for doubtful accounts: 2012: $1,427,000; 2011: $1,218,000)	7,143,066	6,810,000
Accrued interest and dividends	962,560	1,108,156
Prepaid expenses and other assets	2,713,752	2,743,517
Property, net	3,469,310	3,553,216
Total Assets	$158,921,694	$157,958,463

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$38,285,000	$37,996,000
Accounts payable and accrued liabilities	10,513,737	12,330,383
Current income taxes payable	148,262	640,533
Deferred income taxes, net	1,445,108	479,363
Total liabilities	50,392,107	51,446,279

Commitments and Contingencies	-	-

Stockholders’ Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock - no par value (shares authorized 10,000,000; 2,097,564 and 2,107,681 shares issued and outstanding 2012 and 2011, respectively, excluding 291,676 shares
for 2012 and 2011 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	99,841,101	99,003,018
Accumulated other comprehensive income	8,688,485	7,509,165
Total stockholders’ equity	108,529,587	106,512,184
Total Liabilities and Stockholders’ Equity	$158,921,694	$157,958,463

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Three Months Ended March 31
	2012	2011
Revenues:
Net premiums written	$19,667,420	$17,865,588
Investment income - interest and dividends	977,261	899,372
Net realized gain (loss) on investments	192,881	(26,160)
Other	1,576,712	1,283,220
Total Revenues	22,414,274	20,022,020

Operating Expenses:
Commissions to agents	11,192,127	10,879,586
Provision for claims	1,631,359	721,626
Salaries, employee benefits and payroll taxes	4,990,632	4,691,996
Office occupancy and operations	927,038	963,927
Business development	393,447	387,547
Filing fees, franchise and local taxes	351,922	214,113
Premium and retaliatory taxes	414,794	405,473
Professional and contract labor fees	400,537	308,524
Other	167,279	103,021
Total Operating Expenses	20,469,135	18,675,813

Income before Income Taxes	1,945,139	1,346,207

Provision for Income Taxes	513,000	327,000

Net Income	$1,432,139	$1,019,207

Basic Earnings per Common Share	$0.68	$0.46

Weighted Average Shares Outstanding – Basic	2,100,835	2,234,480

Diluted Earnings per Common Share	$0.67	$0.46

Weighted Average Shares Outstanding – Diluted	2,128,788	2,239,500

Cash Dividends Paid per Common Share	$0.07	$0.07

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Three Months Ended March 31	Three Months Ended March 31
	2012	2011
Net income	$1,432,139	$1,019,207
Other comprehensive income, before tax:
Amortization related to prior year service cost	2,349	5,097
Amortization of unrecognized loss	170	643
Unrealized gains on investments arising during the period	1,996,426	680,204
Reclassification adjustment for sale of securities included in net income	(192,881)	(43,117)
Reclassification adjustment for write-down of securities included in net income	-	69,277
Other comprehensive income, before tax	1,806,064	712,104
Income tax expense related to postretirement health benefits	857	1,956
Income tax expense related to unrealized gains on investments arising during the year	691,943	231,367
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(66,056)	(14,739)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	-	23,889
Net income tax expense on other comprehensive income	626,744	242,473
Other comprehensive income	1,179,320	469,631
Comprehensive income	$2,611,459	$1,488,838

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

				Accumulated
	Common Stock		Retained	Other Comprehensive	Total Stockholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2011	2,282,596	$1	$98,240,109	$5,688,705	$103,928,815
Net income			1,019,207		1,019,207
Dividends ($0.07 per share)			(152,830)		(152,830)
Shares of common stock repurchased and retired	(126,768)		(3,929,009)		(3,929,009)
Stock options exercised	250		3,750		3,750
Share-based compensation expense			52,320		52,320
Amortization related to postretirement health benefits				3,784	3,784
Net unrealized gain on investments				465,847	465,847
Balance, March 31, 2011	2,156,078	$1	$95,233,547	$6,158,336	$101,391,884

Balance, January 1, 2012	2,107,681	$1	$99,003,018	$7,509,165	$106,512,184
Net income			1,432,139		1,432,139
Dividends ($0.07 per share)			(147,097)		(147,097)
Shares of common stock repurchased and retired	(12,317)		(509,711)		(509,711)
Stock options exercised	2,200		45,062		45,062
Share-based compensation expense			17,690		17,690
Amortization related to postretirement health benefits				1,662	1,662
Net unrealized gain on investments				1,177,658	1,177,658
Balance, March 31, 2012	2,097,564	$1	$99,841,101	$8,688,485	$108,529,587

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
Operating Activities
Net income	$1,432,139	$1,019,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,752	126,178
Amortization, net	101,242	81,973
Amortization related to postretirement benefits obligation	2,519	5,740
Share-based compensation expense related to stock options	17,690	52,320
Increase (decrease) in allowance for doubtful accounts on premiums receivable	209,000	(181,000)
Net gain on disposals of property	(6,309)	-
Net realized (gain) loss on investments	(192,881)	26,160
Net earnings from other investments	(335,664)	(67,482)
Provision for claims	1,631,359	721,626
Provision for deferred income taxes	339,000	592,000
Changes in assets and liabilities:
(Increase) decrease in receivables	(542,066)	2,108,642
Decrease in other assets	175,361	397,136
Increase in current income taxes recoverable	-	(378,256)
Decrease in accounts payable and accrued liabilities	(1,816,646)	(642,003)
Decrease in current income taxes payable	(492,271)	(1,056,356)
Payments of claims, net of recoveries	(1,342,359)	(1,198,326)
Net cash (used in) provided by operating activities	(706,134)	1,607,559

Investing Activities
Purchases of available-for-sale securities	(7,207,882)	(3,065,044)
Purchases of short-term securities	(2,226,674)	(679,407)
Purchases of other investments	(1,917,500)	(5,681)
Proceeds from sales and maturities of available-for-sale securities	3,093,116	2,565,443
Proceeds from sales and maturities of short-term securities	7,767,468	6,987,035
Proceeds from sales and distributions of other investments	256,014	210,377
Purchases of property	(32,537)	(59,689)
Proceeds from disposals of property	9,000	-
Net cash (used in) provided by investing activities	(258,995)	5,953,034

Financing Activities
Repurchases of common stock	(509,711)	(3,929,009)
Exercise of options	45,062	3,750
Dividends paid	(147,097)	(152,830)
Net cash used in financing activities	(611,746)	(4,078,089)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,576,875)	3,482,504
Cash and Cash Equivalents, Beginning of Period	18,042,258	8,117,031
Cash and Cash Equivalents, End of Period	$16,465,383	$11,599,535

Consolidated Statements of Cash Flows, continued
	2012	2011
Supplemental Disclosures:
Cash Paid During the Year for:
Income taxes, payments, net	$667,000	$1,170,000
Non cash net unrealized gain on investments, net of deferred tax provision of $(625,887) and $(240,517) for 2012 and 2011, respectively	$(1,177,658)	$(465,847)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the "Notes to Consolidated Financial Statements" of Investors Title Company’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2011 for a complete description of the Company’s significant accounting policies.

Principles of Consolidation – The accompanying unaudited Consolidated Financial Statements include the accounts and operations of Investors Title Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited Consolidated Financial Statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Recently Issued Accounting Standards – In May 2011, the Financial Accounting Standards Board (“the FASB”) updated requirements for measuring and disclosing fair value information, resulting in common principles and requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  For public entities, this guidance became effective during interim and annual periods beginning after December 15, 2011.  The Company complied with this update, and it did not have an impact on the Company’s financial condition or results of operations.

In June 2011, the FASB updated requirements relating to the presentation of comprehensive income.  The objectives of this accounting update are to facilitate convergence of GAAP and IFRS, to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The main provisions of the guidance require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  For public entities, this update became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company complied with this update, and it did not have an impact on the Company’s financial condition or results of operations.

In January 2010, the FASB updated the requirements for fair value measurements and disclosures to require companies to present purchases, sales, issuances and settlements of Level 3 securities on a gross rather than a net basis. Refer to Note 6 for a discussion of valuation hierarchy levels. This guidance became effective for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years.  The Company complied with this update, and it did not have an impact on the Company’s financial condition or results of operations.

Pending Accounting Standards – In June 2011, the FASB updated requirements relating to the presentation of comprehensive income.  In December 2011, the FASB issued a subsequent update to defer those changes in the June 2011 update that relate to the presentation of reclassification adjustments.  All other requirements of the June 2011 update are not affected by the December 2011 update.  The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the three months ended March 31, 2012 and the year ended December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
Balance, beginning of period	$37,996,000	$38,198,700
Provision, charged to operations	1,631,359	3,342,427
Payments of claims, net of recoveries	(1,342,359)	(3,545,127)
Ending balance	$38,285,000	$37,996,000

The total reserve for all reported and unreported losses the Company incurred through March 31, 2012 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under policies issued through March 31, 2012.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and incurred but not reported claims (“IBNR”), follows:

	March 31, 2012%		December 31, 2011%
Known title claims	$6,357,547	16.6	$6,233,501	16.4
IBNR	31,927,453	83.4	31,762,499	83.6
Total loss reserves	$38,285,000	100.0	$37,996,000	100.0

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

Note 3 - Earnings Per Common Share and Share Awards

Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b), the amount of compensation cost, if any, for future service that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method, were 27,953 and 5,020 for the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,
	2012	2011

Net income	$1,432,139	$1,019,207
Weighted average common shares outstanding – Basic	2,100,835	2,234,480
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share settled)	27,953	5,020
Weighted average common shares outstanding - Diluted	2,128,788	2,239,500
Basic earnings per common share	$0.68	$0.46
Diluted earnings per common share	$0.67	$0.46

There were 4,500 and 14,000 shares excluded from the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, because these shares were anti-dilutive.

The Company has adopted employee stock award plans under which restricted stock, and options or stock appreciation rights (“SARs”) to acquire shares (not to exceed 500,000 shares) of the Company's stock may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant.  SARs and options (which have predominantly been incentive stock options) awarded under the plans thus far are exercisable and vest immediately or within one year or at 10% to 20% per year beginning on the date of grant and generally expire in five to ten years.  All SARs issued to date have been share settled only.  There have not been any SARs exercised in 2012 or 2011.

A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2011	110,800	$28.77	4.51	$353,955
SARs granted	3,000	41.50
Options exercised	(7,700)	20.15
Options/SARs cancelled/forfeited/expired	(4,500)	28.61
Outstanding as of December 31, 2011	101,600	$29.81	3.91	$697,780
SARs granted	-	-
Options exercised	(2,200)	20.48
Options/SARs cancelled/forfeited/expired	-	-
Outstanding as of March 31, 2012	99,400	$30.01	3.73	$1,668,053

Exercisable as of March 31, 2012	98,780	$30.01	3.74	$1,658,350

Unvested as of March 31, 2012	620	$31.07	2.28	$9,703

There was approximately $18,000 and $52,000 of compensation expense relating to SARs or options vesting on or before March 31, 2012 and 2011, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income.  As of March 31, 2012, there was approximately $25,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 8 months.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012	Title Insurance	All Other	Intersegment Eliminations	Total
Operating revenues	$20,273,756	$1,176,058	$(205,682)	$21,244,132
Investment income	853,831	143,847	(20,417)	977,261
Net realized gain on investments	182,414	10,467	-	192,881
Total revenues	$21,310,001	$1,330,372	$(226,099)	$22,414,274
Operating expenses	19,254,724	1,420,093	(205,682)	20,469,135
Income (loss) before income taxes	$2,055,277	$(89,721)	$(20,417)	$1,945,139
Total assets	$123,921,278	$35,000,416	$-	$158,921,694

Three Months Ended March 31, 20122	Title Insurance	All Other	Intersegment Eliminations	Total
Operating revenues	$18,187,312	$1,171,784	$(210,288)	$19,148,808
Investment income	790,973	128,816	(20,417)	899,372
Net realized loss on investments	(20,535)	(5,625)	-	(26,160)
Total revenues	$18,957,750	$1,294,975	$(230,705)	$20,022,020
Operating expenses	17,527,537	1,358,564	(210,288)	18,675,813
Income (loss) before income taxes	$1,430,213	$(63,589)	$(20,417)	$1,346,207
Total assets	$111,333,607	$37,797,701	$-	$149,131,308

Note 5 – Retirement Agreements and Other Postretirement Benefits

On November 17, 2003, the Company’s subsidiary, Investors Title Insurance Company, entered into employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement totaling $5,860,000 and $5,740,000 as of March 31, 2012 and December 31, 2011, respectively.  The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded.  These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets.  The following sets forth the net periodic benefits cost for the executive benefits for the periods ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011

Service cost – benefits earned during the year	$3,154	$6,424
Interest cost on the projected benefit obligation	6,967	7,689
Amortization of unrecognized prior service cost	2,349	5,097
Amortization of unrecognized losses	170	643
Net periodic benefits costs	$12,640	$19,853

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Their fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining their fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from the pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of March 31, 2012 and December 31, 2011, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices were unavailable due to the failure of auctions.  Some of the inputs to this model are unobservable in the market and are significant—therefore, the Company utilizes another third party pricing service to assist in the determination of the fair market value of these securities on a quarterly basis.  That service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of March 31, 2012 and December 31, 2011:

	2012	2011
Cumulative probability of earning maximum rate until maturity	0.0-0.2%	0.0-0.1%
Cumulative probability of principal returned prior to maturity	95.7-98.6%	95.4-98.7%
Cumulative probability of default at some future point	1.4-4.3%	1.3-4.6%
Liquidity risk premium	4.0-4.5%	4.5-5.0%

Significant increases or decreases in any of the inputs in isolation would result in significant changes to the fair value measurement.  Generally, increases in default probabilities and liquidity risk premiums lower the fair market value while increases in principal being returned and earning maximum rates increase fair market values.

Based upon these inputs and assumptions, the pricing service provides a range of values to the Company for its ARS.  The Company records the fair value based on the midpoint of the range. On a quarterly basis, review of the valuation is performed by the Company with significant changes in quarter over quarter values compared to changes to the current economic environment. The Company believes that the midpoint valuation is the most reasonable estimate of fair value.  In 2012 and 2011, the difference in the low and high values of the ranges was between approximately three and four percent of the carrying value of the Company’s ARS.

The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of the ARS bonds was $4,000,000 and $5,000,000 as of March 31, 2012 and December 31, 2011, respectively, with approximately 75.2% and 79.6% as of March 31, 2012 and December 31, 2011, respectively, guaranteed by the U.S. Department of Education.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of March 31, 2012 and December 31, 2011.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

As of March 31, 2012	Level 1	Level 2	Level 3	Total
Short-term Investments	$8,571,468	$-	$-	$8,571,468
Equity Securities
Common stock and nonredeemable preferred stock	26,824,431	-	-	26,824,431
Fixed Maturities
Obligations of states and political subdivisions*	-	65,654,123	934,200	66,588,323
Corporate Debt Securities*	-	17,791,037	2,763,500	20,554,537
Total	$35,395,899	$83,445,160	$3,697,700	$122,538,759

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Short-term Investments	$14,112,262	$-	$-	$14,112,262
Equity Securities
Common stock and nonredeemable preferred stock	22,549,975	-	-	22,549,975
Fixed Maturities
Obligations of states and political subdivisions*	-	67,612,793	1,834,700	69,447,493
Corporate Debt Securities*	-	13,242,172	2,717,700	15,959,872
Total	$36,662,237	$80,854,965	$4,552,400	$122,069,602

*Denotes fair market value obtained from pricing services.

There were no transfers into or out of Levels 1 and 2 during the period.  The following table presents a reconciliation of the Company’s assets measured at fair value using significant unobservable inputs (Level 3) for the period ended March 31, 2012 and the year ended December 31, 2011:

Changes in fair value during the period ended:	2012	2011
Beginning balance at January 1	$4,552,400	$5,472,244
Redemptions and sales	(1,000,000)	(900,000)
Realized gain-included in realized gain (loss) on investments	40,057	43,199
Realized loss-included in realized gain (loss) on investments	-	(101,861)
Unrealized gain-included in other comprehensive income	105,243	38,818
Ending balance	$3,697,700	$4,552,400

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

The Company uses various financial instruments in the normal course of its business. The following tables present the carrying value and fair value of the Company’s financial assets disclosed, but not carried, at fair value at March 31, 2012 and December 31, 2011, and the level within the fair value hierarchy at which such assets are measured.

As of March 31, 2012:
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash	$16,465,383	$16,465,383	$16,465,383	$-	$-
Cost-basis investment	1,371,329	1,757,994	-	-	1,371,329
Accrued dividends and interest	962,560	962,560	52,272	-	910,288
Total	$18,799,272	$19,185,937	$16,517,655	$-	$2,281,617

As of December 31, 2012
Cash	$18,042,258	$18,042,258	$18,042,258	$-	$-
Cost-basis investment	1,303,887	1,688,262	-	-	1,303,887
Accrued dividends and interest	1,108,156	1,108,156	39,857	-	1,068,299
Total	$20,454,301	$20,838,676	$18,082,115	$-	$2,372,186

Certain cost method investments are measured at estimated fair value on a non-recurring basis, such as investments that are impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of March 31, 2012 and December 31, 2011.  There were no assets valued at fair market value on a non-recurring basis as of March 31, 2012.

The following table summarizes the corresponding estimated fair value hierarchy of such investments at December 31, 2011 and the related impairments recognized.

						Total at
	Valuation					Estimated	Impairment
December 31, 2011	Method	Impaired	Level 1	Level 2	Level 3	Fair Value	Losses
Cost method investments	Fair Value	Yes	$-	$-	$58,281	$58,281	$(28,904)
Other assets	Fair Value	Yes	-	-	17,000	17,000	(15,500)
Total cost method investments and other assets			$-	$-	$75,281	$75,281	$(44,404)

Note 7 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	Losses	Value
Fixed maturities, available-for-sale, at fair value-
Obligations of states and political subdivisions	$60,381,475	$5,290,815	$18,167	$65,654,123
Corporate debt securities	16,782,152	1,133,832	124,947	17,791,037
Auction rate securities	3,639,447	58,253	-	3,697,700
Total	$80,803,074	$6,482,900	$143,114	$87,142,860
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$19,840,045	$7,044,101	$59,715	$26,824,431
Total	$19,840,045	$7,044,101	$59,715	$26,824,431
Short-term investments-
Certificates of deposit and other	$8,571,468	$-	$-	$8,571,468
Total	$8,571,468	$-	$-	$8,571,468

December 31, 2011
Fixed maturities, available-for-sale, at fair value-
Obligations of states and political subdivisions	$62,042,929	$5,583,733	$13,869	$67,612,793
Corporate debt securities	12,188,639	1,202,149	148,616	13,242,172
Auction rate securities	4,552,400	-	-	4,552,400
Total	$78,783,968	$6,785,882	$162,485	$85,407,365
Equity Securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$17,652,745	$4,939,053	$41,823	$22,549,975
Total	$17,652,745	$4,939,053	$41,823	$22,549,975
Short-term investments-
Certificates of deposit and other	$14,112,262	$-	$-	$14,112,262
Total	$14,112,262	$-	$-	$14,112,262

The scheduled maturities of fixed maturity securities at March 31, 2012 were as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$7,892,019	$8,018,893
Due after one year through five years	34,168,120	36,402,089
Due five years through ten years	31,746,313	34,936,063
Due after ten years	6,996,622	7,785,815
Total	$80,803,074	$87,142,860

Gross realized gains and losses on securities for the three months ended March 31 are summarized as follows:

	2012	2011
Gross realized gains:
Obligations of states and political subdivisions	$250	$387
Common stocks and nonredeemable preferred stocks	152,574	46,189
Auction rate securities	40,057	15,428
Total	$192,881	$62,004
Gross realized losses:
Obligations of states and political subdivisions	$-	$-
Common stocks and nonredeemable preferred stocks	-	(13,888)
Other than temporary impairment of securities	-	(64,468)
Total	-	(78,356)
Net realized gain (loss)	$192,881	$(16,352)

Realized gains and losses are determined on the specific identification method.  Also included in net realized gain (loss) on investments in the Consolidated Statements of Income are impairments of other investments and loss on sales of property acquired in the settlement of claims totaling $0 and $(9,808) for the three months ended March 31, 2012 and 2011, respectively.

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2012 and December 31, 2011.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2012	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$-	$-	$1,012,920	$(18,167)	$1,012,920	$(18,167)
Corporate debt securities	3,607,498	(60,825)	955,750	(64,122)	4,563,248	(124,947)
Total Fixed Income Securities	$3,607,498	$(60,825)	$1,968,670	$(82,289)	$5,576,168	$(143,114)
Equity Securities	1,283,535	(59,715)	-	-	1,283,535	(59,715)
Total temporarily impaired securities	$4,891,033	$(120,540)	$1,968,670	$(82,289)	$6,859,703	$(202,829)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$663,666	$(64)	$1,023,180	$(13,805)	$1,686,846	$(13,869)
Corporate debt securities	3,015,769	(148,616)	-	-	3,015,769	(148,616)
Total Fixed Income Securities	$3,679,435	$(148,680)	$1,023,180	$(13,805)	$4,702,615	$(162,485)
Equity Securities	957,072	(40,893)	104,130	(930)	1,061,202	(41,823)
Total temporarily impaired securities	$4,636,507	$(189,573)	$1,127,310	$(14,735)	$5,763,817	$(204,308)

As of March 31, 2012, the Company held $5,576,168 in fixed maturity securities with unrealized losses of $143,114.  As of December 31, 2011, the Company held $4,702,615 in fixed maturity securities with unrealized losses of $162,485.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over treasury securities.  Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of March 31, 2012, the Company held $1,283,535 in equity securities with unrealized losses of $59,715.  As of December 31, 2011, the Company held $1,061,202 in equity securities with unrealized losses of $41,823.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 12 and 13 securities had unrealized losses at March 31, 2012 and December 31, 2011, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During the first quarter 2012, the Company did not have other-than-temporary impairment charges. During the first quarter of 2011, the Company recorded other-than-temporary impairment charges in the amount of $69,276 related to stocks and other assets.  For the 2011 fiscal year, the Company recorded other-than-temporary impairment charges in the amount of $280,987 related to securities and other assets, of which, $101,861 was related to Level 3 auction rate securities. Other-than-temporary impairment charges are included in net realized gain (loss) on investments in the Consolidated Statements of Income.

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

Agency Acquisition. In January 2012, the Company entered into a membership interest purchase and sale agreement under which it agreed to acquire a majority ownership interest of a previously unaffiliated agency which the Company executed on April 2, 2012.  The future purchase price cannot be calculated at this time, but the purchase price for the majority interest is capped at $1,041,250 and is to be paid over the next two years.  The agreement provides options under which the Company may acquire the remaining interest in the agency and stipulates a minimum purchase price of $1,000,000 for the entire agency should one of those options be exercised.  The actual purchase cost may deviate from both the maximum and minimum amounts and the Company has already paid $350,000 toward the purchase price.

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

Like-Kind Exchanges Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $41,918,857 and $35,359,000 as of March 31, 2012 and December 31, 2011, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. These like-kind exchange funds are primarily invested in money market and other short-term investments: however, as of March 31, 2012 approximately $1,000,000 of par value is invested in an auction rate security. The Company does not believe the current illiquidity of the auction rate security will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

Note 9 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investment in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of March 31,	As of December 31,
Consolidated Balance Sheets	2012	2011
Other investments	$4,258,000	$2,328,000
Premiums and fees receivable	740,000	681,000

Financial Statement Classification,	For the Three Months Ended March 31,
Consolidated Statements of Income	2012	2011
Net premiums written	$3,383,000	$2,122,000
Other income	474,000	215,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 2011 Annual Report on Form l0-K should be read in conjunction with the following discussion since it contains important information for evaluating the Company's operating results and financial condition.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Operating revenues from the title segment accounted for 95.4% of the Company's operating revenues in the first three months of 2012.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.

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

In an attempt to stabilize the struggling economy, the U.S. government took steps to provide economic stimulus during 2009 and 2010.  In October 2011, changes to the Home Affordable Refinance Program (“HARP”) were announced by the Federal Housing Agency (“FHA”) that allow for easier refinancing of homes where mortgage values exceed property values provided the borrower meets certain criteria.  The revised version of HARP streamlines the underwriting process, removes the maximum loan-value restriction for 30-year fixed rate mortgages and reduces or eliminates risk-based fees charged by Fannie Mae and Freddie Mac.  In February 2012, the President announced new initiatives that would permit homeowners with privately held mortgages to refinance them into loans backed by the FHA new industry standards for mortgage servicers.

The Mortgage Bankers Association ("MBA") March 16, 2012 Mortgage Finance Forecast projects 2012 mortgage originations to decrease 15.4% from 2011 levels to $1,068 billion, with purchasing activity increasing 2.0% to $412 billion and refinancing activity decreasing 23.5% to $656 billion.  In 2011, refinancing activity accounted for 68.0% of all mortgage originations and is projected to represent 61.4% of mortgage originations in 2012.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.92% for the quarter ended March 31, 2012, compared with 4.85% for the quarter ended March 31, 2011.  Lower interest rates coupled with the HARP modifications resulted in increased levels of refinance activity for the first quarter 2012 for the overall real estate industry.  According to the March 2012 MBA Economic and Mortgage Finance Commentary (the “MBA Commentary”), refinancing is expected to remain strong for the first half of 2012 and decline in the second half of 2012 as mortgage interest rates begin to rise to an estimated 4.5% by the end of 2012.

Currently, the U.S. economy is showing mixed signals with several federal programs in various stages.  The Federal Reserve’s program of purchasing U.S. Treasury Bonds to reduce long-term interest rates, Quantitative Easing 2, ended in the second quarter of 2011.   In September 2011, the Federal Reserve announced “Operation Twist,” which involves selling short-term Treasury bonds in exchange for the same amount of longer-term bonds.  The intent is to push down yields on long-term bonds, noting that mortgage rates tend to track the yield on 10-year Treasury Notes.  The Federal Reserve has recently announced that it will be issuing disclosures on a periodic basis that will include projections of interest rates and expected actions.  On January 25, 2012, the Federal Reserve announced that the benchmark interest rate would remain low until at least the end of 2014.  In addition, a long-term goal of 2% inflation has been set and there is potential for a third round of U.S. Treasury Bond purchases that will be dependent upon certain economic conditions being met.  Meanwhile, federal lawmakers have agreed to extend certain provisions of the Bush-era tax cuts and negotiations are in process concerning possible reforms of the U.S. mortgage financing system, including Fannie Mae and Freddie Mac.  According to MBA Commentary, unemployment rates are continuing to trend downward and the European economic stagnation is less likely to have a significant impact on economic growth in the United States, but core inflation has risen along with longer-term interest rates.  In general, the overall economic outlook remains uncertain, which will likely result in a continuation of the sluggish real estate market for the balance of 2012.

Historically, activity in real estate markets has varied over the course of market cycles in response to evolving economic factors.  Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.  Actual results could differ from these estimates.  During the quarter ended March 31, 2012, the Company made no material changes in its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

Results of Operations

For the quarter ended March 31, 2012, net premiums written increased 10.1% to $19,667,420, investment income increased 8.7% to $977,261, total revenues increased 11.9% to $22,414,274 and net income increased approximately 40.5% to $1,432,139, all compared with the same quarter in 2011.  Both net income per basic and diluted common share increased from $0.46 in the first quarter of 2011 to $0.68 and $0.67, respectively, in the first quarter of 2012.

Net operating results for the three months ended March 31, 2012 were primarily impacted by premium growth, which is mainly attributable to the higher levels of refinance and purchase transactions in conjunction with lower interest rates, and to a lesser extent, new industry wide premium charges in the State of North Carolina that became effective March 1, 2012.  Agent commissions increased for the three months ended March 31, 2012 compared with the same period in 2011 as a result of growth in agency premiums.  The increase in the provision for claims as a percentage of net premiums written for the three months ended March 31, 2012 was due to an increase in volume in states with a higher average loss ratio and an abnormally low claims expense in the prior year period.

Operating Revenues

Operating revenues include net premiums written plus other fee income, trust income, management services income, and exchange services income. Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately under “Non-Operating Revenues” below.

Title Orders:  The volume of title orders issued increased 24.6% in the first three months of 2012 to 54,230 compared with 43,517 title orders in the same period in 2011.  The increase in title orders from 2011 is attributable to higher levels of refinance volume associated with low interest rates and higher levels of purchase transactions.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies.  Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three months ended March 31:

	Three Months Ended March 31,
	2012	%	2011	%
Home and Branch	$4,822,792	24.5	$3,696,280	20.7
Agency	14,844,628	75.5	14,169,308	79.3
Total	$19,667,420	100.0	$17,865,588	100.0

Home and Branch Office Net Premiums:  In the Company's home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations increased 30.5% for the three months ended March 31, 2012, compared with the prior year period.  The increase in 2012 for home and branch operations primarily reflects increases in refinance and purchase transactions in conjunction with lower interest rates, and to a lesser extent, new industry wide premium charges in the State of North Carolina that became effective March 1, 2012.  All of the Company's home office operations and the majority of branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina policies.

Agency Net Premiums:  When a policy is written through a title agency, agents retain the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  Agency net premiums written increased 4.8% for the three months ended March 31, 2012 versus the prior year period, primarily due to increases in refinance and purchase transactions in conjunction with lower interest rates.

Following is a schedule of net premiums written for the three months ended March 31, 2012 and 2011 in select states in which the Company's two insurance subsidiaries ITIC and NITIC currently write insurance:

	Three Months Ended March 31,
State	2012	2011
North Carolina	$6,336,265	$4,808,267
Texas	4,210,845	5,211,064
South Carolina	1,535,029	1,646,942
Virginia	1,218,813	881,463
Michigan	972,272	1,826,367
All Others	5,411,391	3,532,586
Premiums	19,684,615	17,906,689
Reinsurance Assumed	5,754	5,597
Reinsurance Ceded	(22,949)	(46,698)
Net Premiums Written	$19,667,420	$17,865,588

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $1,576,712 and $1,283,220 for the quarters ended March 31, 2012 and 2011, respectively.   The increase in 2012 was primarily related to increases in earnings of unconsolidated affiliates and trust income; which was partially offset by a decrease in exchange services income.

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

Investment income was $977,261 for the quarter ended March 31, 2012 compared with $899,372 for the same period 2011.  The increase in investment income in 2012 was due primarily to an increase in equity securities offset by lower levels of interest earned on fixed maturities and short-term funds.  See Note 7 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.

Net Realized Gain (Loss) on Investments:  Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers' business prospects and tax planning considerations.  Additionally, the amounts of net realized investment gains and losses are affected by assessments of securities' valuation for other-than-temporary impairment.  As a result of the interaction of these factors and considerations, net realized investment gains or losses can vary significantly from period to period.

Net realized gain (loss) on investments was $192,881 for the quarter ended March 31, 2012 compared with $(26,160) for the same period in 2011.  The Company did not impair any investments during the quarter ended March 31, 2012.  The 2011 net loss included impairment charges of $69,276 on certain investments and other assets that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and property acquired in the settlement of claims of $43,116.    Management believes unrealized losses on remaining fixed income and equity securities at March 31, 2012 are temporary in nature.

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

Expenses

 The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations.  Operating expenses increased 9.6% for the quarter ended March 31, 2012, compared with the same period in 2011 primarily due to the increase in premium volume.

Following is a summary of the Company's operating expenses for the three months ended March 31, 2012 and 2011.  Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended March 31,
	2012	%	2011	%
Title Insurance	$19,061,912	93.1	$17,339,985	92.8
All Other	1,407,223	6.9	1,335,828	7.2
Total	$20,469,135	100.0	$18,675,813	100.0

On a combined basis, after-tax profit margins were 6.4% for the three months ended March 31, 2012, and 5.1% for the three months ended March 31, 2011.

Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 2.9% for the quarter ended March 31, 2012 from the comparable prior year period.  This increase was primarily due to increased premiums from agency operations.  Commission expense as a percentage of net premiums written by agents was 75.4% for the three months ended March 31, 2012 compared with 76.8% for the same period in 2011.  Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provision for Claims:  The provision for claims as a percentage of net premiums written was 8.3% for the three months ended March 31, 2012 versus 4.0% for the same period in 2011. The increase in the provision for claims as a percentage of net premiums written for the three months ended March 31, 2012 was due to an increase in volume in states with a higher average loss ratio and an abnormally low claims expense in the prior year period.

The increase in the loss provision rate for the first quarter of 2012 from the 2011 level resulted in approximately $837,000 more in reserves than would have been recorded at the lower 2011 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $1,342,359 and $1,198,326 for the quarters ended March 31, 2012 and 2011, respectively.

Reserves for Claims:  At March 31, 2012, the total reserve for claims was $38,285,000.  Of that total, approximately $6,358,000 was reserved for specific claims, and approximately $31,927,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes:  Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $4,990,632 for the quarter ended March 31, 2012 versus $4,691,996 in the prior year period.  The increase for the three-month period in 2012 compared with the same period in 2011 was primarily due to increased levels of business and higher levels of profitability driving increases in levels of variable compensation.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 22.3% for the quarter ended March 31, 2012 versus 23.4% for the prior year period.

Office Occupancy and Operations:  Office occupancy and operations expense as a percentage of total revenues was 4.1% and 4.8% for the first quarter ended March 31, 2012 and 2011, respectively.  The decrease in office occupancy and operations expenses in 2012 compared with 2011 was primarily due to decreases in storage, printing, moving expenses and depreciation, partially offset by increases in postage and insurance.

Business Development: Business development expenses for the quarter ended March 31, 2012 were $393,447 compared with $387,547 for the same period ended in 2011.  Business development expenses remained virtually unchanged for the quarter ended March 31, 2012 compared with the prior year period and include marketing and travel-related expenses.

Premium and Retaliatory Taxes:  Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute.  Premium tax rates vary from state to state; accordingly, the total premium tax incurred is dependent upon the geographical mix of operating revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 2.1% for the quarter ended March 31, 2012 compared with 2.3% for the same period in 2011.

Professional and Contract Labor Fees:  Professional and contract labor fees were $400,537 for the quarter ended March 31, 2012 compared with $308,524 for the same period in 2011.  The increase in 2012 primarily relates to increases in contract labor expenses and legal fees.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation with transaction volume of the title segment and the trust division.

Income Taxes

The provision for income taxes was $513,000 for the quarter ended March 31, 2012 compared with $327,000 for the same period in 2011.  Income tax expense as a percentage of earnings before income taxes was 26.4% for the quarter ended March 31, 2012 compared with 24.3% for the same period in 2011.  The increase in the effective rate for 2012 from 2011 was primarily due to a higher proportion of taxable to tax-exempt income. The effective income tax rate for both 2012 and 2011 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income.  Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through March 31, 2012 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Cash flows from operating activities decreased from 2011 to 2012, primarily due an increase in receivables and payments for accounts payable and accrued liabilities partially offset by increases in net income and the provision for claims.  Cash and cash equivalents decreased approximately $1,600,000 from December 31, 2011 to approximately $16,500,000.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders, and operating requirements.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends.  Net cash used in non-operating activities was $870,741 in the first quarter of 2012 and net cash provided by non-operating activities was $1,874,945 for the same period in 2011.  In the first quarter of 2012, the Company had a higher level of investment purchase activity and less repurchases of shares of common stock compared with the same period in 2011.

The net effect of all activities on total cash and cash equivalents was a decrease of $1,576,875 for 2012 and an increase of $3,482,504 for 2011.  As of March 31, 2012, the Company held cash and cash equivalents of $16,465,383, short-term investments of $8,571,468, fixed maturity securities of $87,142,860 and equity securities of $26,824,431.

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

Purchase of Company Stock:  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Company's stock repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company's common stock pursuant to the plan immediately after the approval.  Pursuant to this approval, the Company purchased 12,317 shares for the quarter ended March 31, 2012 and 126,728 for the same period in 2011 at an average per share price of $41.38 and $30.99, respectively.

Capital Expenditures:  During 2012, the Company has plans for various capital improvement projects, including increased investment in a number of software development initiatives and hardware purchases that are anticipated to be funded via cash flows from operations.  All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

Agency Acquisition.

In January 2012, the Company entered into a membership interest purchase and sale agreement under which it agreed to acquire a majority ownership interest of a previously unaffiliated agency which the Company executed on April 2, 2012.  The future purchase price cannot be calculated at this time, but the purchase price for the majority interest is capped at $1,041,250 and is to be paid over the next two years.  The agreement provides options under which the Company may acquire the remaining interest in the agency and stipulates a minimum purchase price of $1,000,000 for the entire agency should one of those options be exercised.  The actual purchase cost may deviate from both the maximum and minimum amounts and the Company has already paid $350,000 toward the purchase price.

Recent Accounting Standards

For a description of recent accounting pronouncements, please refer to Note 1 to the Notes to Consolidated Financial Statements herein.

Safe Harbor for Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current outlook for future periods.  These statements may be identified by the use of words such as "plan," "expect," "aim," "believe," "project," "anticipate," "intend," "estimate," "should," "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Without limitation, projected developments in the mortgage interest rate and overall economic environment set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Trends and Recent Conditions” constitute forward-looking statements.  Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties.

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

•	changes in general economic, business and political conditions, including the performance of the financial and real estate markets;
•	compliance with government regulation and significant changes to applicable regulations or in their application by regulators;
•	the possible inadequacy of provisions for claims to cover actual claim losses;
•	the incidence of fraud-related losses;
•	heightened regulatory scrutiny and investigations of the title insurance industry;
•	unanticipated adverse changes in securities markets, including interest rates, which could result in material losses on the Company’s investments;
•	the Company’s dependence on key management personnel, the loss of whom could have a material adverse affect on the Company’s business;
•	the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner;
•
statutory requirements applicable to the Company’s insurance subsidiaries which require them to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that they may pay to the Company without prior regulatory approval;

•	significant competition that the Company’s operating subsidiaries face;
•	the Company’s business concentration in the states of North Carolina and Texas; and
•	other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.  For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.  You should consider the possibility that actual results may differ materially from our forward-looking statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended March 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				290,961
01/01/12– 01/31/12	4,880	$37.08	4,880	286,081
02/01/12– 02/29/12	1,760	$43.72	1,760	284,321
03/01/12– 03/31/12	5,677	$44.36	5,677	278,644
Total:	12,317	$41.38	12,317	278,644

For the quarter ended March 31, 2012, the Company purchased an aggregate of 12,317 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company anticipates making further purchases under this Plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:           May 8, 2012