Form 10-Q
period 2012-06-30
INVESTORS TITLE CO
filed 2012-08-13
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 19, 2012, there were 2,089,604 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2012 and December 31, 2011
(Unaudited)

	June 30, 2012	December 31, 2011
Assets:
Investments in securities
Fixed maturities, available-for-sale, at fair value (amortized cost: 2012: $82,085,108; 2011: $78,783,968)	$88,611,642	$85,407,365
Equity securities, available-for-sale, at fair value (cost: 2012: $19,690,734; 2011: $17,652,745)	25,961,611	22,549,975
Short-term investments	8,420,944	14,112,262
Other investments	5,596,960	3,631,714
Total investments	128,591,157	125,701,316

Cash and cash equivalents	17,457,651	18,042,258
Premium and fees receivable (less allowance for doubtful accounts: 2012: $1,699,000; 2011: $1,218,000)	8,607,352	6,810,000
Accrued interest and dividends	1,136,981	1,108,156
Prepaid expenses and other assets	4,457,909	2,743,517
Property, net	3,473,408	3,553,216
Current income taxes, net	372,426	-
Total Assets	$164,096,884	$157,958,463

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$37,547,000	$37,996,000
Accounts payable and accrued liabilities	12,799,616	12,330,383
Current income taxes payable	-	640,533
Deferred income taxes, net	1,879,537	479,363
Total liabilities	52,226,153	51,446,279

Commitments and Contingencies	-	-

Redeemable Noncontrolling Interest	469,463	-

Stockholders’ Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	-	-
Common stock - no par value (shares authorized 10,000,000; 2,099,309 and 2,107,681 shares issued and outstanding 2012 and 2011, respectively, excluding 291,676 shares
for 2012 and 2011 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	103,053,451	99,003,018
Accumulated other comprehensive income	8,347,816	7,509,165
Total stockholders’ equity	111,401,268	106,512,184
Total Liabilities and Stockholders’ Equity	$164,096,884	$157,958,463

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues:
Net premiums written	$23,241,570	$21,451,022	$42,908,990	$39,316,610
Investment income - interest and dividends	1,009,918	878,818	1,987,179	1,778,190
Net realized gain on investments	65,148	147,075	258,029	120,915
Other	1,763,689	1,242,298	3,340,401	2,525,518
Total Revenues	26,080,325	23,719,213	48,494,599	43,741,233

Operating Expenses:
Commissions to agents	12,650,817	13,293,828	23,842,944	24,173,414
Provision for claims	361,107	1,229,961	1,992,466	1,951,587
Salaries, employee benefits and payroll taxes	5,489,107	4,639,675	10,479,739	9,331,671
Office occupancy and operations	1,037,835	952,460	1,964,873	1,916,387
Business development	404,718	372,239	798,165	759,786
Filing fees, franchise and local taxes	181,330	118,146	533,252	332,259
Premium and retaliatory taxes	474,486	502,984	889,280	908,457
Professional and contract labor fees	706,690	411,557	1,107,227	720,081
Other	154,534	159,558	321,813	262,579
Total Operating Expenses	21,460,624	21,680,408	41,929,759	40,356,221

Income before Income Taxes	4,619,701	2,038,805	6,564,840	3,385,012

Provision for Income Taxes	1,247,000	444,000	1,760,000	771,000

Net Income	3,372,701	1,594,805	4,804,840	2,614,012

Less: Net Income Attributable to Redeemable Noncontrolling Interests	(23,213)	-	(23,213)	-

Net Income Attributable to the Company	$3,349,488	$1,594,805	$4,781,627	$2,614,012

Basic Earnings per Common Share	$1.60	$0.75	$2.28	$1.20

Weighted Average Shares Outstanding – Basic	2,098,666	2,134,164	2,099,751	2,184,323

Diluted Earnings per Common Share	$1.57	$0.74	$2.24	$1.19

Weighted Average Shares Outstanding – Diluted	2,132,732	2,155,116	2,131,164	2,201,398

Cash Dividends Paid per Common Share	$0 .07	$0.07	$0 .14	$0.14

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income	$3,372,701	$1,594,805	$4,804,840	$2,614,012
Other comprehensive income, before tax:
Amortization related to prior year service cost	2,349	5,097	4,698	10,194
Amortization of unrecognized loss	170	643	340	1,286
Unrealized (losses) gains on investments arising during the period	(461,611)	1,080,784	1,534,815	1,760,987
Reclassification adjustment for sale of securities included in net income	(141,687)	(186,171)	(334,568)	(229,288)
Reclassification adjustment for write-down of securities included in net income	76,539	39,096	76,539	108,372
Other comprehensive (loss) income, before tax	(524,240)	939,449	1,281,824	1,651,551
Income tax expense related to postretirement health benefits	856	1,949	1,713	3,905
Income tax (benefit) expense related to unrealized (losses) gains on investments arising during the year	(155,412)	367,381	536,531	598,747
Income tax (benefit) expense related to reclassification adjustment for sale of securities included in net income	(55,280)	(65,462)	(121,336)	(79,219)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	26,265	15,369	26,265	38,275
Net income tax (benefit) expense on other comprehensive income	(183,571)	319,237	443,173	561,708
Other comprehensive (loss) income	(340,669)	620,212	838,651	1,089,843
Comprehensive income	3,032,032	2,215,017	5,643,491	3,703,855
Less: Comprehensive income attributable to redeemable noncontrolling interest	(23,213)	-	(23,213)	-
Comprehensive income attributable to the Company	$3,008,819	$2,215,017	$5,620,278	$3,703,855

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

				Accumulated
	Common Stock		Retained	Other Comprehensive	Total Stockholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2011	2,282,596	$1	$98,240,109	$5,688,705	$103,928,815
Net income			2,614,012		2,614,012
Dividends ($0.14 per share)			(302,221)		(302,221)
Shares of common stock repurchased and retired	(162,411)		(5,210,866)		(5,210,866)
Stock options exercised	7,550		152,526		152,526
Share-based compensation expense			106,053		106,053
Amortization related to postretirement health benefits				7,575	7,575
Net unrealized gain on investments				1,082,268	1,082,268
Balance, June 30, 2011	2,127,735	$1	$95,599,613	$6,778,548	$102,378,162

Balance, January 1, 2012	2,107,681	$1	$99,003,018	$7,509,165	$106,512,184
Net income			4,781,627		4,781,627
Dividends ($0.14 per share)			(294,048)		(294,048)
Shares of common stock repurchased and retired	(14,502)		(626,885)		(626,885)
Stock options exercised	6,130		152,792		152,792
Share-based compensation expense			36,947		36,947
Amortization related to postretirement health benefits				3,325	3,325
Net unrealized gain on investments				835,326	835,326
Balance, June 30, 2012	2,099,309	$1	$103,053,451	$8,347,816	$111,401,268

See notes to the Consolidated Financial Statements

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
Operating Activities
Net income	$4,804,840	$2,614,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	232,009	255,290
Amortization, net	201,824	165,255
Amortization related to postretirement benefits obligation	5,038	11,480
Share-based compensation expense related to stock options	36,947	106,053
Increase (decrease) in allowance for doubtful accounts on premiums receivable	481,000	(119,000)
Net gain on disposals of property	(16,782)	-
Net realized gain on investments	(258,029)	(120,915)
Net earnings from other investments	(694,906)	(159,071)
Provision for claims	1,992,466	1,951,587
Provision for deferred income taxes	957,000	909,000
Changes in assets and liabilities:
(Increase) decrease in receivables	(2,278,352)	1,881,960
Increase in other assets	(261,317)	(2,096,473)
Increase in current income taxes recoverable	(372,426)	(730,356)
(Decrease) increase in accounts payable and accrued liabilities	(222,017)	2,113,184
Decrease in current income taxes payable	(640,533)	(1,056,356)
Payments of claims, net of recoveries	(2,441,466)	(2,545,287)
Net cash provided by operating activities	1,525,296	3,180,363

Investing Activities
Purchases of available-for-sale securities	(10,435,418)	(3,553,734)
Purchases of short-term securities	(2,424,628)	(2,776,535)
Purchases of other investments	(2,265,523)	(225,315)
Purchase of subsidiary	(350,000)	-
Proceeds from sales and maturities of available-for-sale securities	4,947,338	5,412,268
Proceeds from sales and maturities of short-term securities	8,115,946	7,767,645
Proceeds from sales and distributions of other investments	995,592	249,324
Proceeds from sale of other assets	204,750	-
Purchases of property	(164,183)	(157,566)
Proceeds from disposals of property	34,364	-
Net cash (used in) provided by investing activities	(1,341,762)	6,716,087

Financing Activities
Repurchases of common stock	(626,885)	(5,210,866)
Exercise of options	152,792	152,526
Dividends paid	(294,048)	(302,221)
Net cash used in financing activities	(768,141)	(5,360,561)

Net (Decrease) Increase in Cash and Cash Equivalents	(584,607)	4,535,889
Cash and Cash Equivalents, Beginning of Period	18,042,258	8,117,031
Cash and Cash Equivalents, End of Period	$17,457,651	$12,652,920

Consolidated Statements of Cash Flows, continued
	2012	2011
Supplemental Disclosures:
Cash Paid During the Year for:
Income taxes, payments, net	$1,817,000	$1,649,000

Non Cash Disclosures
Non cash net unrealized gain on investments, net of deferred tax provision of $(441,460) and $(557,803) for 2012 and 2011, respectively	$(835,326)	$(1,082,268)

Non cash intangible assets acquired from purchase of subsidiary	$(1,481,900)	$-

Non cash contingent liability from purchase of subsidiary	$691,250	$-

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the "Notes to Consolidated Financial Statements" of Investors Title Company’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2011 for a complete description of the Company’s significant accounting policies.

Principles of Consolidation. The accompanying unaudited Consolidated Financial Statements include the accounts and operations of Investors Title Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  Earnings attributable to the redeemable noncontrolling interest are recorded on the Consolidated Statement of Income for majority-owned subsidiaries. The redeemable noncontrolling interest representing the portion of equity not related to the Company’s ownership interest is recorded as redeemable equity in a separate section of the Consolidated Balance Sheets.  All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited Consolidated Financial Statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Use of Estimates and Assumptions. The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions used.

Subsequent Events. The Company has evaluated and concluded that there were no material subsequent events requiring adjustment to or disclosure in its Consolidated Financial Statements.

Recently Issued Accounting Standards. In June 2011, the Financial Accounting Standards Board (“the FASB”) updated requirements relating to the presentation of comprehensive income.  The objectives of this accounting update are to facilitate convergence of GAAP and International Financial Reporting Standards (“IFRS”), to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The main provisions of the guidance require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  For public entities, this update became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company complied with this update, and it did not have an impact on the Company’s financial condition or results of operations.

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

Pending Accounting Standards. In June 2011, the FASB updated requirements relating to the presentation of comprehensive income.  In December 2011, the FASB issued a subsequent update to defer those changes in the June 2011 update that relate to the presentation of reclassification adjustments.  All other requirements of the June 2011 update are not affected by the December 2011 update.  The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the six months ended June 30, 2012 and the year ended December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
Balance, beginning of period	$37,996,000	$38,198,700
Provision, charged to operations	1,992,466	3,342,427
Payments of claims, net of recoveries	(2,441,466)	(3,545,127)
Ending balance	$37,547,000	$37,996,000

The total reserve for all reported and unreported losses the Company incurred through June 30, 2012 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under policies issued through June 30, 2012.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and incurred but not reported claims (“IBNR”), follows:

	June 30, 2012%		December 31, 2011%
Known title claims	$6,257,274	16.7	$6,233,501	16.4
IBNR	31,289,726	83.3	31,762,499	83.6
Total loss reserves	$37,547,000	100	$37,996,000	100

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

Note 3 - Earnings Per Common Share and Share Awards

Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b), the amount of compensation cost, if any, for future service that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period.  The number of incremental dilutive potential common shares, calculated using the treasury stock method, was 34,066 and 20,952 for the three months ended June 30, 2012, and 2011, respectively, and 31,413 and 17,075 for the six months ended June 30, 2012, and 2011, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$3,349,488	$1,594,805	$4,781,627	$2,614,012
Weighted average common shares outstanding – Basic	2,098,666	2,134,164	2,099,751	2,184,323
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share settled)	34,066	20,952	31,413	17,075
Weighted average common shares outstanding - Diluted	2,132,732	2,155,116	2,131,164	2,201,398

Basic earnings per common share	$1.60	$0.75	$2.28	$1.20

Diluted earnings per common share	$1.57	$0.74	$2.24	$1.19

There were 0 and 9,500 potential shares excluded from the computation of diluted earnings per share for the three months ended June 30, 2012 and 2011, respectively, because these shares were anti-dilutive. There were 5,000 and 11,500 potential shares excluded from the computation of diluted earnings per share for the six months ended June 30, 2012 and 2011, respectively, because these shares were anti-dilutive.  These potential shares were anti-dilutive because the underlying share awards were out-of-the-money.

The Company has adopted stock award plans under which restricted stock, and options or stock appreciation rights (“SARs”) to acquire shares (not to exceed 500,000 shares) of the Company's stock may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant.  SARs and options (which have predominantly been incentive stock options) awarded under the plans thus far are exercisable and vest immediately or within one year or at 10% to 20% per year beginning on the date of grant and generally expire in five to ten years.  All SARs issued to date have been share settled only.  There have not been any SARs exercised in 2012 or 2011.

A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2011	110,800	$28.77	4.51	$353,955
SARs granted	3,000	41.50
Options exercised	(7,700)	20.15
Options/SARs cancelled/forfeited/expired	(4,500)	28.61
Outstanding as of December 31, 2011	101,600	$29.81	3.91	$697,780
SARs granted	3,000	50.50
Options exercised	(6,130)	24.93
Options/SARs cancelled/forfeited/expired	(70)	31.00
Outstanding as of June 30, 2012	98,400	$30.74	3.67	$2,576,857

Exercisable as of June 30, 2012	95,600	$30.28	3.61	$2,548,172

Unvested as of June 30, 2012	2,800	$46.69	5.94	$28,685

During both the second quarters of 2012 and 2011, the Company issued 3,000 share-settled SARs to the directors of the Company.   SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  As such, these were valued using the Black-Scholes option valuation model.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate for periods during the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted-average fair values for the SARs issued during 2012 and 2011 were $18.84 and $15.55, respectively, and were estimated using the weighted-average assumptions shown in the table below.

	2012	2011
Expected Life in Years	5.0	5.0
Volatility	44.6%	43.6%
Interest Rate	0.8%	1.9%
Yield Rate	0.6%	0.8%

There was approximately $37,000 and $106,000 of compensation expense relating to SARs or options vesting on or before June 30, 2012 and 2011, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, there was approximately $62,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 6 months.

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

The following table shows selected financial information about the Company's operations by segment for the periods ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012	Title Insurance	All Other	Intersegment Eliminations	Total
Operating revenues	$24,264,268	$1,102,786	$(361,795)	$25,005,259
Investment income	880,803	149,533	(20,418)	1,009,918
Net realized (loss) gain on investments	(85,725)	150,873	-	65,148
Total revenues	$25,059,346	$1,403,192	$(382,213)	$26,080,325
Operating expenses	20,430,840	1,374,158	(344,374)	21,460,624
Income (loss) before income taxes	$4,628,506	$29,034	$(37,839)	$4,619,701
Total assets	$124,109,659	$39,987,225	$-	$164,096,884

Three Months Ended June 30, 2011	Title Insurance	All Other	Intersegment Eliminations	Total
Operating revenues	$21,809,129	$1,082,802	$(198,611)	$22,693,320
Investment income	773,973	125,263	(20,418)	878,818
Net realized gain on investments	145,144	1,931	-	147,075
Total revenues	$22,728,246	$1,209,996	$(219,029)	$23,719,213
Operating expenses	20,610,222	1,268,797	(198,611)	21,680,408
Income (loss) before income taxes	$2,118,024	$(58,801)	$(20,418)	$2,038,805
Total assets	$116,889,860	$36,502,150	$-	$153,392,010

Six Months Ended June 30, 2012	Title Insurance	All Other	Intersegment Eliminations	Total
Operating revenues	$44,538,024	$2,278,844	$(567,477)	$46,249,391
Investment income	1,734,634	293,380	(40,835)	1,987,179
Net realized gain on investments	96,689	161,340	-	258,029
Total revenues	$46,369,347	$2,733,564	$(608,312)	$48,494,599
Operating expenses	39,685,564	2,794,251	(550,056)	41,929,759
Income (loss) before income taxes	$6,683,783	$(60,687)	$(58,256)	$6,564,840
Total assets	$124,109,659	$39,987,225	$-	$164,096,884

Six Months Ended June 30, 2011	Title Insurance	All Other	Intersegment Eliminations	Total
Operating revenues	$39,996,441	$2,254,586	$(408,899)	$41,842,128
Investment income	1,564,946	254,079	(40,835)	1,778,190
Net realized gain (loss) on investments	124,609	(3,694)	-	120,915
Total revenues	$41,685,996	$2,504,971	$(449,734)	$43,741,233
Operating expenses	38,137,759	2,627,361	(408,899)	40,356,221
Income (loss) before income taxes	$3,548,237	$(122,390)	$(40,835)	$3,385,012
Total assets	$116,889,860	$36,502,150	$-	$153,392,010

Note 5 – Retirement Agreements and Other Postretirement Benefits

On November 17, 2003, the Company’s subsidiary, Investors Title Insurance Company, entered into employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement totaling $5,991,000 and $5,740,000 as of June 30, 2012 and December 31, 2011, respectively.  The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded.  These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets.  The following table sets forth the net periodic benefits cost for the executive benefits for the periods ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Service cost – benefits earned during the year	$3,154	$6,425	$6,308	$12,849
Interest cost on the projected benefit obligation	6,967	7,689	13,934	15,378
Amortization of unrecognized prior service cost	2,349	5,097	4,698	10,194
Amortization of unrecognized gains	170	643	340	1,286
Net periodic benefits costs	$12,640	$19,854	$25,280	$39,707

Note 6 - Fair Value Measurement

Valuation of Financial Assets and Liabilities

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

Debt and Equity Securities

The Level 1 category includes equity securities that are measured at fair value using quoted active market prices and money market mutual funds valued at transacted amounts

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Their fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining their fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from the pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of June 30, 2012 and December 31, 2011, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices were unavailable due to the failure of auctions.  Some of the inputs to this model are unobservable in the market and are significant—therefore, the Company utilizes another third party pricing service to assist in the determination of the fair market value of these securities on a quarterly basis.  That service uses a proprietary valuation model that considers factors such as: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of June 30, 2012 and December 31, 2011:

	2012	2011
Cumulative probability of earning maximum rate until maturity	0.0-0.2%	0.0-0.1%
Cumulative probability of principal returned prior to maturity	95.8-98.6%	95.4-98.7%
Cumulative probability of default at some future point	1.4-4.2%	1.3-4.6%
Liquidity risk premium	4.0-4.5%	4.5-5.0%

Significant increases or decreases in any of the inputs in isolation would result in significant changes to the fair value measurement.  Generally, increases in default probabilities and liquidity risk premiums lower the fair market value while increases in principal being returned and earning maximum rates increase fair market values.

Based upon these inputs and assumptions, the pricing service provides a range of values to the Company for its ARS.  The Company records the fair value based on the midpoint of the range. The Company believes that the midpoint valuation is the most reasonable estimate of fair value.  On a quarterly basis, review of the valuation is performed by the Company with significant changes in quarter over quarter values compared with changes to the current economic environment. In 2012 and 2011, the difference in the low and high values of the ranges was between approximately three and four percent of the carrying value of the Company’s ARS.

The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of these securities was $4,000,000 and $5,000,000 as of June 30, 2012 and December 31, 2011, respectively, with approximately 75.2% and 79.6% as of June 30, 2012 and December 31, 2011, respectively, guaranteed by the U.S. Department of Education.

The following table presents, by level, investments carried at fair value measured on a recurring basis as of June 30, 2012 and December 31, 2011.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

As of June 30, 2012	Level 1	Level 2	Level 3	Total
Short-term investments	$8,420,944	$-	$-	$8,420,944
Equity securities
Common stock and nonredeemable preferred stock	25,961,611	-	-	25,961,611
Fixed maturities
Obligations of states and political subdivisions*	-	64,433,570	932,900	65,366,470
Corporate debt securities*	-	20,479,972	2,765,200	23,245,172
Total	$34,382,555	$84,913,542	$3,698,100	$122,994,197

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Short-term investments	$14,112,262	$-	$-	$14,112,262
Equity securities
Common stock and nonredeemable preferred stock	22,549,975	-	-	22,549,975
Fixed maturities
Obligations of states and political subdivisions*	-	67,612,793	1,834,700	69,447,493
Corporate debt securities*	-	13,242,172	2,717,700	15,959,872
Total	$36,662,237	$80,854,965	$4,552,400	$122,069,602

*Denotes fair market value obtained from pricing services.

There were no transfers into or out of Levels 1 and 2 during the period.

To help ensure that fair value determinations are consistent with ASC 820 fair value measurements, prices from our pricing services go through multiple review processes to ensure appropriate pricing.  Pricing procedures and inputs used to price each security include, but are not limited to, the following: unadjusted quoted market prices for identical securities such as stock market closing prices; non-binding quoted prices for identical securities in markets that are not active; interest rates; yield curves observable at commonly quoted intervals; volatility; prepayment speeds; loss severity; credit risks and default rates.  The Company reviews the procedures and inputs used by its pricing services and verifies a sample of the services’ quotes by comparing them to values obtained from other pricing resources.  In the event the Company disagrees with a price provided by its pricing services, the service reevaluates the price to corroborate the market information and then reviews inputs to the evaluation in light of potentially new market data.  The Company believes that these processes and inputs result in appropriate classifications and fair values consistent with ASC 820.

Other Financial Instruments:

The Company uses various financial instruments in the normal course of its business. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, ASC 820 excludes from its scope certain financial instruments including those related to insurance contracts, pension and other postretirement benefits, and equity method investments.

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash and cash equivalents

The carrying amount for cash and cash equivalents is a reasonable estimate of fair value due to the short-term maturity of these investments.

Cost-basis investments

The fair value of the cost basis investment was estimated based on estimated market values.

Accrued dividends and interest

The carrying amount for accrued dividends and interest is a reasonable estimate of fair value due to the short-term maturity of these assets.

Contingent liabilities

The fair value of the contingent liability was estimated based on the discounted value of the future cash flows.

The carrying amounts and fair values of these financial instruments (please note investments are disclosed in a previous table) as of June 30, 2012 and December 31, 2011 are presented in the following table:

As of June 30, 2012:
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash	$17,457,651	$17,457,651	$17,457,651	$-	$-
Cost-basis investments	1,714,073	2,088,372	-	-	1,714,073
Accrued dividends and interest	1,136,981	1,136,981	1,136,981	-	-
Total	$20,308,705	$20,683,004	$18,594,632	$-	$1,714,073

Financial Liabilities
Contingent liability	$691,250	$691,250	$-	$-	$691,250
Total	$691,250	$691,250	$-	$-	$691,250

As of December 31, 2011:
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash	$18,042,258	$18,042,258	$18,042,258	$-	$-
Cost-basis investments	1,303,887	1,688,262	-	-	1,303,887
Accrued dividends and interest	1,108,156	1,108,156	1,108,156	-	-
Total	$20,454,301	$20,838,676	$19,150,414	$-	$1,303,887

The following table presents a reconciliation of the Company’s assets, which are all ARS securities, at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and the year ended December 31, 2011:

Changes in fair value during the period ended:	2012	2011
Beginning balance at January 1	$4,552,400	$5,472,244
Redemptions and sales	(1,000,000)	(900,000)
Realized gain - included in realized gain on investments	40,057	43,199
Realized loss - included in realized gain on investments	-	(101,861)
Unrealized gain - included in other comprehensive income	105,643	38,818
Ending balance, net	$3,698,100	$4,552,400

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and the year ended December 31, 2011:

Changes in fair value during the period ended:	2012	2011
Beginning balance at January 1	$-	$-
Addition of contingent liability	691,250	-
Ending balance, net	$691,250	$-

Certain cost method investments are measured at estimated fair value on a non-recurring basis, such as investments that are impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of June 30, 2012 and December 31, 2011.  There were no assets valued at fair market value on a non-recurring basis as of June 30, 2012.

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

Note 7 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	Losses	Value
Fixed maturities, available-for-sale, at fair value-
Obligations of states and political subdivisions	$59,082,735	$5,374,612	$23,777	$64,433,570
Corporate debt securities	19,360,049	1,190,590	70,667	20,479,972
Auction rate securities	3,642,324	55,776	-	3,698,100
Total	$82,085,108	$6,620,978	$94,444	$88,611,642
Equity securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$19,690,734	$6,446,241	$175,364	$25,961,611
Total	$19,690,734	$6,446,241	$175,364	$25,961,611
Short-term investments-
Money market mutual funds and certificates of deposit	$8,420,944	$-	$-	$8,420,944
Total	$8,420,944	$-	$-	$8,420,944

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Fixed maturities, available-for-sale, at fair value-
Obligations of states and political subdivisions	$62,042,929	$5,583,733	$13,869	$67,612,793
Corporate debt securities	12,188,639	1,202,149	148,616	13,242,172
Auction rate securities	4,552,400	-	-	4,552,400
Total	$78,783,968	$6,785,882	$162,485	$85,407,365
Equity securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$17,652,745	$4,939,053	$41,823	$22,549,975
Total	$17,652,745	$4,939,053	$41,823	$22,549,975
Short-term investments-
Money market mutual funds and certificates of deposit	$14,112,262	$-	$-	$14,112,262
Total	$14,112,262	$-	$-	$14,112,262

The scheduled maturities of fixed maturity securities at June 30, 2012 were as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$6,918,254	$6,989,491
Due after one year through five years	38,190,552	40,630,171
Due five years through ten years	29,976,851	33,084,023
Due after ten years	6,999,451	7,907,957
Total	$82,085,108	$88,611,642

Gross realized gains and losses on securities for the six months ended June 30 are summarized as follows:

	2012	2011
Gross realized gains:
Obligations of states and political subdivisions	$250	$20,846
Common stocks and nonredeemable preferred stocks	163,764	262,952
Auction rate securities	40,057	15,428
Total	204,071	299,226
Gross realized losses:
Common stocks and nonredeemable preferred stocks	(74,661)	(46,413)
Other than temporary impairment of securities	(76,539)	(64,468)
Total	(151,200)	(110,881)
Net realized gain	$52,871	$188,345

Realized gains and losses are determined on the specific identification method.  Also included in net realized gain on investments in the Consolidated Statements of Income are impairments of other investments and gain (loss) on sales of other assets and property acquired in the settlement of claims totaling $205,158 and $(67,430) for the six months ended June 30, 2012 and 2011, respectively.

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2012 and December 31, 2011.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$-	$-	$1,001,350	$(23,777)	$1,001,350	$(23,777)
Corporate debt securities	3,154,335	(12,667)	960,360	(58,000)	4,114,695	(70,667)
Total fixed income securities	$3,154,335	$(12,667)	$1,961,710	$(81,777)	$5,116,045	$(94,444)
Equity securities	2,513,568	(175,364)	-	-	2,513,568	(175,364)
Total temporarily impaired securities	$5,667,903	$(188,031)	$1,961,710	$(81,777)	$7,629,613	$(269,808)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$663,666	$(64)	$1,023,180	$(13,805)	$1,686,846	$(13,869)
Corporate debt securities	3,015,769	(148,616)	-	-	3,015,769	(148,616)
Total fixed income securities	$3,679,435	$(148,680)	$1,023,180	$(13,805)	$4,702,615	$(162,485)
Equity securities	957,072	(40,893)	104,130	(930)	1,061,202	(41,823)
Total temporarily impaired securities	$4,636,507	$(189,573)	$1,127,310	$(14,735)	$5,763,817	$(204,308)

As of June 30, 2012, the Company held $5,116,045 in fixed maturity securities with unrealized losses of $94,444.  As of December 31, 2011, the Company held $4,702,615 in fixed maturity securities with unrealized losses of $162,485.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over treasury securities.  Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of June 30, 2012, the Company held $2,513,568 in equity securities with unrealized losses of $175,364.  As of December 31, 2011, the Company held $1,061,202 in equity securities with unrealized losses of $41,823.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 15 and 13 securities had unrealized losses at June 30, 2012 and December 31, 2011, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.

During the first six months of 2012 and 2011, the Company recorded other-than-temporary impairment charges in the amount of $76,539 and $64,468, respectively, related to equity securities and other assets.  For the 2011 fiscal year, the Company recorded other-than-temporary impairment charges in the amount of $280,987 related to securities and other assets, of which, $101,861 was related to Level 3 auction rate securities. Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

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

Like-Kind Exchanges Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $21,959,000 and $35,359,000 as of June 30, 2012 and December 31, 2011, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. These like-kind exchange funds are primarily invested in money market and other short-term investments: however, as of June 30, 2012 approximately $1,000,000 of par value is invested in an auction rate security. The Company does not believe the current illiquidity of the auction rate security will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

Note 9 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investment in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of June 30,	As of December 31,
Consolidated Balance Sheets	2012	2011
Other investments	$3,883,000	$2,328,000
Premiums and fees receivable	$898,000	$681,000

Financial Statement Classification,	For the three months ended June 30,		For the six months ended June 30,
Consolidated Statements of Income	2012	2011	2012	2011
Net premiums written	$3,824,000	$2,579,000	$7,207,000	$4,701,000
Other income	$499,000	$243,000	$973,000	$458,000

Note 10 – Agency Acquisition

In January 2012, a subsidiary of the Company, ITIC, entered into a membership interest purchase and sale agreement under which it agreed to acquire a majority ownership interest of United Title Agency Co., LLC (“United”).  United, a Michigan limited liability company, is an insurance agency doing business in the State of Michigan.  On April 2, 2012, ITIC purchased a 70% ownership interest in United, with both ITIC and the seller having the option to require ITIC to purchase the remaining 30% interest not less than 27 months from the closing.

The acquisition date fair value of the total consideration to be transferred is $1,041,250.  This fair value total is equal to $350,000 ITIC has already paid toward the purchase price, as well as $691,250 in estimated contingent payments.  The amount previously paid will be used to offset contingent payment amounts calculated for final consideration, and is eligible for refunding in part or in its entirety if greater than the final settlement amount.

The contingent payment arrangement requires that the purchase price for the 70% majority interest be paid over the next two years and determined by multiplying United’s actual GAAP net income for the first full 24 calendar months subsequent to closing by an agreed upon factor.  In no event will the purchase price for the majority interest exceed $1,041,250.  The fair value of the contingent payment was derived using the Company’s best estimate (Level 3 inputs) of net income of approximately $859,000 during the 24-month period, discounted at a 15% rate, and limited to the contractual maximum. The resulting $691,250 contingent payment is categorized in the Consolidated Balance Sheets as accounts payable and accrued liabilities.  As of June 30, 2012, management’s calculation of the fair value of the contingent consideration was materially unchanged from its acquisition date amount.

In the event that ITIC purchases the remaining 30% interest, the purchase price of the redeemable noncontrolling interest will be calculated by multiplying United’s GAAP net income for the full 24 calendar months immediately preceding the written notice of the option exercise by an agreed upon factor.  The agreement stipulates a minimum purchase price of $1,000,000 for the entire agency should this option be exercised.

ITIC is also required to purchase the remaining 30% interest in the event of death of a principal of the seller.  As certain of these provisions place the acquisition of the remaining 30% by ITIC out of ITIC’s control, the noncontrolling interest in United is deemed redeemable.  The redeemable noncontrolling interest is presented outside of permanent equity, as redeemable equity in the Consolidated Balance Sheets.  On the acquisition date, the fair value of the redeemable noncontrolling interest was $446,250. The fair value of the redeemable noncontrolling interest was based on the noncontrolling interest’s share of the value of net assets.

The following table provides a reconciliation of total redeemable equity for the periods ended June 30, 2012 and 2011:

Changes in fair value during the period ended:	2012	2011
Beginning balance at January 1	$-	$-
Redeemable noncontrolling interest resulting from subsidiary purchase	446,250	-
Net income	23,213	-
Ending balance, net	$469,493	$-

Fair valuation methods used for the identifiable tangible net assets acquired in that acquisition make use of discounted cash flows using current interest rates.  The fair value of identifiable net tangible assets at the acquisition date was $5,600.  Identifiable assets acquired include cash and fixed assets.  Liabilities assumed consisted of notes payable.

The transaction was accounted for using the acquisition method required by ASC 805, Business Combinations.  Accordingly, the Company recognized the required identifiable intangible assets of United.  There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service.  Intangible assets include $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships.  The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated.  The referral relationships are being amortized over a 12-year period using the straight-line method.  Intangible assets are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets.  In accordance with ASC 350, Intangibles––Goodwill and Other, the Company completed interim impairment testing and determined that the intangible assets assigned to United were not impaired at June 30, 2012.

The Consolidated Statement of Income, revenues and expenses includes the operations of United since April 2, 2012, which is the acquisition date.  United was formed as a result of the Company’s acquisition, and had no net income prior to the acquisition date.

Where a material business combination has occurred during the current fiscal year, pro forma disclosure shall be made of the results of operations for the current year up to the date of the most recent interim balance sheet provided, and for the corresponding period in the preceding year, as though the companies had combined at the beginning of the period being reported on. The Company did not provide this pro forma information, as the overall impact of this business combination is deemed immaterial to the Company’s financial statements overall as of June 30, 2012.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 2011 Annual Report on Form l0-K should be read in conjunction with the following discussion since it contains important information for evaluating the Company's operating results and financial condition.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Operating revenues from the title segment accounted for 96.0% of the Company's operating revenues in the first six months of 2012.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.

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

Services other than title insurance provided by operating divisions of the Company that are not required to be reported separately are reported in a category called "All Other."  These other services include those offered by the Company and by its wholly owned subsidiaries,  Investors Title Exchange Corporation ("ITEC"), Investors Title Accommodation Corporation ("ITAC"), Investors Trust Company ("Investors Trust"), Investors Capital Management Company ("ICMC") and Investors Title Management Services, Inc. ("ITMS").

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

The Mortgage Bankers Association ("MBA") June 12, 2012 Mortgage Finance Forecast (the “MBA Forecast”) projects 2012 mortgage originations to increase 2.5% from 2011 levels to $1,294 billion, with purchasing activity decreasing 1.0% to $400 billion and refinancing activity increasing 4.2% to $894 billion.  In 2011, refinancing activity accounted for 68.0% of all mortgage originations and is projected to represent 69.1% of mortgage originations in 2012.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.86% for the six months ended June 30, 2012, compared with 4.76% for the six months ended June 30, 2011.  Lower interest rates coupled with the HARP modifications resulted in increased levels of refinance activity for the first six months of 2012 for the overall real estate industry.  According to the June 2012 MBA Economic and Mortgage Finance Commentary (the “MBA Commentary”), refinancing is expected to decline the remainder of 2012.  Per the MBA Forecast, mortgage interest rates are expected to rise to 4.2% by the end of 2012.

Currently, the U.S. economy is showing mixed signals with several federal programs in various stages.  The Federal Reserve’s program of purchasing U.S. Treasury Bonds to reduce long-term interest rates, Quantitative Easing 2, ended in the second quarter of 2011.   In September 2011, the Federal Reserve announced “Operation Twist,” which involves selling short-term Treasury bonds in exchange for the same amount of longer-term bonds.  The intent is to push down yields on long-term bonds, noting that mortgage rates tend to track the yield on 10-year Treasury Notes.  In June, 2012, the Federal Reserve said it will extend Operation Twist through the end of the year.  The Federal Reserve has recently announced that it will be issuing disclosures on a periodic basis that will include projections of interest rates and expected actions.  In January 2012, the Federal Reserve announced that the benchmark interest rate would remain low until at least the end of 2014.  In addition, a long-term goal of 2% inflation has been set and there is potential for a third round of U.S. Treasury Bond purchases that will be dependent upon certain economic conditions being met.

Meanwhile, if federal lawmakers do not act on current legislation, extended unemployment benefits, the payroll tax holiday and lower marginal tax rates on ordinary income, capital gains and dividends will all expire at the end of 2012.  Negotiations are in process concerning possible reforms of the U.S. mortgage financing system, including Fannie Mae and Freddie Mac.  According to the MBA Commentary, unemployment rates are not expected to drop below 8 percent for the remainder of the year and the European economic stagnation is less likely to have a significant impact on economic growth in the United States.  In general, the overall economic outlook remains uncertain, which will likely result in a continuation of the sluggish real estate market for the balance of 2012.

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

Actual results could differ from these estimates.  During the first six months of June 30, 2012, the Company made no material changes in its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

Results of Operations

For the quarter ended June 30, 2012, net premiums written increased 8.3% to $23,241,570, investment income increased 14.9% to $1,009,918, total revenues increased 10.0% to $26,080,325 and net income increased 110.0% to $3,349,488, all compared with the same quarter in 2011.  Net income per basic common share increased from $0.75 in the quarter ended June 30, 2011 to $1.60 in the same quarter of 2012. Net income per diluted common share increased from $0.74 in the quarter ended June 30, 2011 to $1.57 in the same quarter of 2012.

For the six months ended June 30, 2012, net premiums written increased 9.1% to $42,908,990, investment income increased 11.8% to $1,987,179, total revenues increased 10.9% to $48,494,599 and net income increased 82.9% to $4,781,627, all compared with the same period in 2011.  Net income per basic common share increased from $1.20 in the six months ended June 30, 2011 to $2.28 in the period of 2012.  Net income per diluted common share increased from $1.19 in the six months ended June 30, 2011 to $2.24 in the same period of 2012.

Net operating results for the three and six months ended June 30, 2012 were impacted by premium growth, which is mainly attributable to new industry wide premium charges in the State of North Carolina that became effective March 1, 2012, and increases in premiums written in North Carolina and other states due to higher levels of refinance and purchase transactions in conjunction with lower interest rates.  Agent commissions decreased for the three and six months ended June 30, 2012 compared with the same period in 2011 as a result of the mix of agent business from markets with lower commission rates.  The decrease in the provision for claims as a percentage of net premiums written for the three months ended June 30, 2012 was due to favorable loss development experienced during 2012 exceeding that for 2011.  The provision for claims as a percentage of premiums written declined slightly for the six months ended June 30, 2012 compared with the prior year period.  Salaries, employee benefits and payroll taxes increased for the three and six months ended June 30, 2012 due to increased levels of business and higher levels of profitability driving increases in levels of variable compensation and additional headcount related to software development initiatives.

Operating Revenues

Operating revenues include net premiums written plus other fee income, trust income, management services income and exchange services income.  Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately under “Non-Operating Revenues” below.

Title Orders.  The volume of title orders issued increased 13.1% in the first six months of 2012 to 111,254 compared with 98,409 title orders in the same period in 2011.  The increase in title orders from 2011 is attributable to increased real estate activity.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies.  Following is a breakdown of net premiums generated by home and branch offices and agency operations for the quarters ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	%	2011	%	2012	%	2011	%
Home and Branch	$6,164,038	26.5	$3,977,234	18.5	$10,986,830	25.6	$7,673,514	19.5
Agency	17,077,532	73.5	17,473,788	81.5	31,922,160	74.4	31,643,096	80.5
Total	$23,241,570	100	$21,451,022	100	$42,908,990	100	$39,316,610	100

Home and Branch Office Net Premiums.  In the Company's home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations increased 55.0% and 43.2% for the three and six months ended June 30, 2012, respectively, compared with the prior year period.  The increase in 2012 for home and branch operations primarily reflects new industry wide premium charges in the State of North Carolina that became effective March 1, 2012 coupled with increased real estate activity.  All of the Company's home office operations and the majority of branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina policies.

Agency Net Premiums.  When a policy is written through a title agency, agents retain the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  Agency net premiums written decreased 2.3% for the three months ended June 30, 2012 compared with the prior year period, and increased 0.9% for the six months ended June 30, 2012 compared with the prior year period.  The decrease in net premiums for the three months ended June 30, 2012 was primarily due a decline in Texas premiums, partially offset by increases in other states.  The increase in net premiums for the six months ended June 30, 2012 primarily resulted from increased real estate activity, partially offset by a decline in Texas premiums.

Following is a schedule of net premiums written for the three and six months ended June 30, 2012 and 2011 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently write insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State	2012	2011	2012	2011
North Carolina	$8,054,389	$5,258,993	$14,390,654	$10,067,260
Texas	4,615,051	8,654,845	8,825,896	13,865,909
South Carolina	2,167,404	1,489,652	3,702,433	3,136,594
Virginia	1,333,365	1,055,384	2,552,178	1,936,847
Michigan	1,183,595	822,209	2,155,867	2,648,576
Other States	5,970,729	4,217,775	11,382,120	7,750,361
Direct Premiums	23,324,533	21,498,858	43,009,148	39,405,547
Reinsurance Assumed	9,905	4,899	15,659	10,496
Reinsurance Ceded	(92,868)	(52,735)	(115,817)	(99,433)
Net Premiums	$23,241,570	$21,451,022	$42,908,990	$39,316,610

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $1,763,689 and $3,340,401 for the three and six month periods ended June 30, 2012, respectively, compared with $1,242,298 and $2,525,518 in the prior year periods. The increase in 2012 was primarily related to increases in earnings of unconsolidated affiliates, other fee income and trust income.

Non-operating Revenues

Investment income and realized gains and losses from investments are included in non-operating revenues.

Investment Income.  The Company derives a substantial portion of its income from investments in municipal and corporate bonds and equity securities.  The Company's title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders.

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

Investment income was $1,009,818 and $1,987,179 for the three and six months ended June 30, 2012, respectively, compared with $878,818 and $1,778,190 for the same period 2011.  The increase in investment income in 2012 was due primarily to an increase in the portfolio of equity securities offset by lower levels of interest earned on fixed maturities and short-term funds.  See Note 7 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.

Net Realized Gain (Loss) on Investments.  Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers' business prospects and tax planning considerations.  Additionally, the amounts of net realized investment gains and losses are affected by assessments of securities' valuation for other-than-temporary impairment.  As a result of the interaction of these factors and considerations, net realized investment gains or losses can vary significantly from period to period.

Net realized gain on investments was $65,148 and $258,029 for the three and six months ended June 30, 2012 compared with $147,075 and $120,915 for the same period in 2011.  The 2012 year-to-date gain includes impairment charges of $76,539 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments, other assets and property acquired in the settlement of claims of $334,568.  The 2011 year-to-date gain included impairment charges of $108,872 on certain investments and other assets that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and property acquired in the settlement of claims of $229,787.  Management believes unrealized losses on remaining fixed income and equity securities at June 30, 2012 are temporary in nature.

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

Expenses

 The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations.  Operating expenses decreased 1.0% and increased 3.9% for the three and six months, respectively, ended June 30, 2012, compared with the same periods in 2011.  The decrease in operating expenses for the three months ended June 30, 2012 resulted primarily from decreases in the provision for claims and commissions to agents partially offset by an increase in salaries, employee benefits and payroll taxes and professional and contract labor fees.  The increase in operating expenses for the six months ended June 30, 2012 resulted primarily from increases in salaries, employee benefits and payroll taxes and professional and contract labor fees partially offset by lower commissions to agents.

Following is a summary of the Company's operating expenses for the three and six months ended June 30, 2012 and 2011.  Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	%	2011	%	2012	%	2011	%
Title Insurance	$20,099,098	93.7	$20,422,468	94.2	$39,161,010	93.4	$37,762,453	93.6
All Other	1,361,526	6.3	1,257,940	5.8	2,768,749	6.6	2,593,768	6.4
Total	$21,460,624	100	$21,680,408	100	$41,929,759	100	$40,356,221	100

On a combined basis, after-tax profit margins were 12.8% and 9.9% for the three and six months ended June 30, 2012, and 6.7% and 6.0% for the three and six months ended June 30, 2011.

Commissions.  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents decreased 4.8% and 1.4% for the three and six months ended June 30, 2012 from the prior year period.  This decrease was primarily a result of an increase in the percentage of agent business from markets with lower commission rates.  Commission expense as a percentage of net premiums written by agents was 74.1% and 74.7% for the three and six months ended June 30, 2012, respectively, compared with 76.1% and 76.4% for the same periods in 2011.  Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provision for Claims.  The provision for claims as a percentage of net premiums written was 1.6% and 4.6% for the three and six months ended June 30, 2012 versus 5.7% and 5.0% for the same period in 2011. The decrease in the provision for claims as a percentage of net premiums written for the three and six months ended June 30, 2012 was primarily due to favorable loss development in prior years.

The decrease in the loss provision rate for the six months ended June 30, 2012 from the 2011 level resulted in approximately $137,000 less in reserves than would have been recorded at the higher 2011 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $2,441,466 and $2,545,287 for the six months ended June 30, 2012 and 2011, respectively.

Reserves for Claims.  At June 30, 2012, the total reserve for claims was $37,547,000.  Of that total, approximately $6,257,000 was reserved for specific claims, and approximately $31,290,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes.  Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $5,489,107 and $10,479,739 for the three and six months ended June 30, 2012 versus $4,639,675 and $9,331,671 in the prior year period.  The increase for the three and six-month periods in 2012 compared with the same periods in 2011 was primarily due to increased levels of business and profitability driving increases in levels of variable compensation and additional headcount related to software development initiatives.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 21.0% and 21.6% for the three and six months ended June 30, 2012, respectively, as compared with 19.6% and 21.3% for the same prior year periods.

Office Occupancy and Operations.  Office occupancy and operations expenses as a percentage of total revenues were 4.0% and 4.0% for the second quarter ended June 30, 2012 and 2011, respectively, and 4.1% and 4.4% for the six months ended June 30, 2012 and 2011, respectively.  The dollar increase in office occupancy and operations expenses in 2012 compared with 2011 was primarily due to increases in purchases of equipment, rent expense, office supplies and postage partially offset by declines in building, printing, storage and depreciation expenses.

Business Development.  Business development expenses, which includes marketing and travel-related expenses, for the three and six month periods ended June 30, 2012 were $404,718 and $798,165, respectively, compared with $372,239 and $759,786 for the same periods ended in 2011.

Premium and Retaliatory Taxes.  Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute.  Premium tax rates vary from state to state; accordingly, the total premium tax incurred is dependent upon the geographical mix of operating revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 2.0% and 2.1% for the three and six month periods ended June 30, 2012, respectively, compared with 2.3% and 2.3% for the same periods in 2011.

Professional and Contract Labor Fees.  Professional and contract labor fees were $706,690 and $1,107,227 for the three and six month periods ended June 30, 2012, respectively, compared with $411,557 and $720,081 for the same periods in 2011.  The increase in 2012 primarily relates to increases in contract labor expenses associated with software development and other initiatives.

Other Expenses. Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation with transaction volume of the title segment and the trust division.

Income Taxes

The provision for income taxes was $1,247,000 and $1,760,000 for the three and six month periods ended June 30, 2012, respectively, compared with $444,000 and $771,000 for the same periods in 2011.  Income tax expense as a percentage of earnings before income taxes was 27.0% and 26.8%, for the three and six month periods ended June 30, 2012, respectively, compared with 21.8% and 22.8% for the same periods in 2011.  The increase in the effective rate for 2012 from 2011 was primarily due to a higher proportion of taxable to tax-exempt income.  The effective income tax rate for both 2012 and 2011 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income.  Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through June 30, 2012 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Net cash flows provided by operating activities were $1,525,296 and $3,180,363 for the six months ended June 30, 2012 and 2011, respectively.  Cash flows from operating activities decreased from 2011 to 2012, primarily due to an increase in receivables, partially offset by an increase in net income.  Cash and cash equivalents decreased approximately $585,000 from December 31, 2011 to approximately $17,458,000.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders, and operating requirements.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends.  In the first six months of 2012, the Company had a higher level of investment purchase activity and less repurchases of shares of common stock compared with the same period in 2011.

The net effect of all activities on total cash and cash equivalents was a decrease of $584,607 in 2012 and an increase of $4,535,889 for 2011.  As of June 30, 2012, the Company held cash and cash equivalents of $17,457,651, short-term investments of $8,420,944, fixed maturity securities of $88,611,642 and equity securities of $25,961,611.

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

Receipt of Dividends from Subsidiaries.  The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends and distributions from subsidiaries and cash generated by investment securities.  The Company’s significant sources of funds are dividends and distributions from its subsidiaries.  The holding company receives cash from its subsidiaries in the form of dividends and as reimbursements for operating and other administrative expenses that it incurs.  The reimbursements are executed within the guidelines of management agreements between the holding company and its subsidiaries.

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

The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends, which may be constrained by regulatory and business considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings.  Depending on regulatory and business conditions, the Company’s insurance subsidiaries may in the future need to retain cash in order to maintain their ratings or their statutory capital position.  Such requirements could be the result of adverse financial results, changes in statutory accounting requirements by regulators, reserve charges or investment losses.

Purchase of Company Stock.  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Company's stock repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company's common stock pursuant to the plan immediately after the approval.  Pursuant to this approval, the Company purchased 14,502 shares during the first six months of June 30, 2012 and 162,411 shares for the same period in 2011 at an average per share price of $43.23 and $32.08, respectively.

Capital Expenditures.  During 2012, the Company has plans for various capital improvement projects, including increased investment in a number of software development initiatives and hardware purchases that are anticipated to be funded via cash flows from operations.  All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

It is not the general practice of the Company to enter into off-balance sheet arrangements, nor is it the policy of the Company to issue guarantees to third parties.  The Company does not have any material source of liquidity or financing that involves off-balance sheet arrangements.  Other than items noted above, off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases, payments due under various agreements with third party service providers and obligations pursuant to certain executive employment agreements.

Agency Acquisition.

In January 2012, a subsidiary of the Company, ITIC, entered into a membership interest purchase and sale agreement under which it agreed to acquire a majority ownership interest of United Title Agency Co., LLC (“United”).  United, a Michigan limited liability company, is an insurance agency doing business in the State of Michigan.  On April 2, 2012, ITIC purchased a 70% ownership interest in United, with both ITIC and the seller having the option to require ITIC to purchase the remaining 30% interest not less than 27 months from the closing

The acquisition date fair value of the total consideration to be transferred is $1,041,250. This fair value total is equal to $350,000 ITIC has already paid toward the purchase price, as well as $691,250 in estimated contingent payments. The amount previously paid will be used to offset contingent payment amounts calculated for final consideration, and is eligible for refunding in portion or in its entirety if greater than the final contingent payments.

Please refer to Note 10 to the Notes to the Consolidated Financial Statement herein for further details related to this transaction.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended June 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				278,644
04/01/12– 04/30/12	185	$47.10	185	278,459
05/01/12– 05/31/12	-	$-	-	278,459
06/01/12– 06/30/12	2,000	$54.23	2,000	276,459
Total:	2,185	$53.63	2,185	276,459

For the quarter ended June 30, 2012, the Company purchased an aggregate of 2,185 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company anticipates making further purchases under this Plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  August 13, 2012