Form 10-Q
period 2012-09-30
INVESTORS TITLE CO
filed 2012-11-13
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 24, 2012, there were 2,062,854 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2012 and December 31, 2011
(Unaudited)

	September 30, 2012	December 31, 2011
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2012: $78,228,525; 2011: $78,783,968)	$85,167,066	$85,407,365
Equity securities, available-for-sale, at fair value (cost: 2012: $20,179,479; 2011: $17,652,745)	28,081,485	22,549,975
Short-term investments	11,231,113	14,112,262
Other investments	5,925,020	3,631,714
Total investments	130,404,684	125,701,316

Cash and cash equivalents	19,982,759	18,042,258
Premium and fees receivable (less allowance for doubtful accounts: 2012: $1,712,000; 2011: $1,218,000)	10,208,947	6,810,000
Accrued interest and dividends	919,443	1,108,156
Prepaid expenses and other assets	4,938,693	2,743,517
Property, net	3,555,510	3,553,216
Total Assets	$170,010,036	$157,958,463

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$39,006,000	$37,996,000
Accounts payable and accrued liabilities	13,869,604	12,330,383
Current income taxes payable	283,595	640,533
Deferred income taxes, net	2,701,940	479,363
Total liabilities	55,861,139	51,446,279

Commitments and Contingencies	—	—

Redeemable Noncontrolling Interest	550,193	—

Stockholders’ Equity:
Class A Junior Participating preferred stock (shares authorized 100,000; no shares issued)	—	—
Common stock - no par value (shares authorized 10,000,000; 2,062,604 and 2,107,681 shares issued and outstanding 2012 and 2011, respectively, excluding 291,676 shares
for 2012 and 2011 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	103,908,636	99,003,018
Accumulated other comprehensive income	9,690,067	7,509,165
Total stockholders’ equity	113,598,704	106,512,184
Total Liabilities and Stockholders’ Equity	$170,010,036	$157,958,463

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenues:
Net premiums written	$29,018,123	$23,986,592	$71,927,113	$63,303,202
Investment income - interest and dividends	962,573	887,055	2,949,752	2,665,245
Net realized gain (loss) on investments	99,790	(200,087)	357,819	(79,172)
Other	2,196,922	1,443,310	5,537,323	3,968,828
Total Revenues	32,277,408	26,116,870	80,772,007	69,858,103

Operating Expenses:
Commissions to agents	16,840,421	15,161,823	40,683,365	39,335,237
Provision for claims	2,432,057	349,672	4,424,523	2,301,259
Salaries, employee benefits and payroll taxes	5,597,634	4,778,542	16,077,373	14,110,213
Office occupancy and operations	954,876	919,681	2,919,749	2,836,068
Business development	488,401	363,731	1,286,566	1,123,517
Filing fees, franchise and local taxes	140,740	79,638	673,992	411,897
Premium and retaliatory taxes	423,626	459,711	1,312,906	1,368,168
Professional and contract labor fees	548,052	412,227	1,655,279	1,132,308
Other	133,686	130,380	455,499	392,959
Total Operating Expenses	27,559,493	22,655,405	69,489,252	63,011,626

Income before Income Taxes	4,717,915	3,461,465	11,282,755	6,846,477

Provision for Income Taxes	1,479,000	1,021,000	3,239,000	1,792,000

Net Income	3,238,915	2,440,465	8,043,755	5,054,477

Less: Net Income Attributable to Redeemable Noncontrolling Interests	80,730	—	103,943	—

Net Income Attributable to the Company	$3,158,185	$2,440,465	$7,939,812	$5,054,477

Basic Earnings per Common Share	$1.52	$1.15	$3.80	$2.34

Weighted Average Shares Outstanding – Basic	2,071,605	2,124,078	2,090,369	2,164,240

Diluted Earnings per Common Share	$1.50	$1.14	$3.74	$2.32

Weighted Average Shares Outstanding – Diluted	2,108,526	2,143,327	2,124,122	2,180,455

Cash Dividends Paid per Common Share	$0.07	$0.07	$0.21	$0.21

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income	$3,238,915	$2,440,465	$8,043,755	$5,054,477
Other comprehensive income, before tax:
Amortization related to prior year service cost	2,349	(415)	7,047	9,779
Amortization of unrecognized loss (gain)	171	(1,525)	511	(239)
Unrealized gains (losses) on investments arising during the period	2,142,925	(1,217,304)	3,677,740	543,683
Reclassification adjustment for sale of securities included in net income	(99,790)	49,979	(434,358)	(179,309)
Reclassification adjustment for write-down of securities included in net income	—	150,109	76,539	258,481
Other comprehensive income (loss), before tax	2,045,655	(1,019,156)	3,327,479	632,395
Income tax expense (benefit) related to postretirement health benefits	858	(661)	2,571	3,244
Income tax expense (benefit) related to unrealized gains (losses) on investments arising during the year	737,122	(427,839)	1,273,653	170,908
Income tax (benefit) expense related to reclassification adjustment for sale of securities included in net income	(34,576)	17,377	(155,912)	(61,842)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	—	51,613	26,265	89,888
Net income tax expense (benefit) on other comprehensive income	703,404	(359,510)	1,146,577	202,198
Other comprehensive income (loss)	1,342,251	(659,646)	2,180,902	430,197
Comprehensive income	4,581,166	1,780,819	10,224,657	5,484,674
Less: Comprehensive income attributable to redeemable noncontrolling interest	80,730	—	103,943	—
Comprehensive income attributable to the Company	$4,500,436	$1,780,819	$10,120,714	$5,484,674

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2011	2,282,596	$1	$98,240,109	$5,688,705	$103,928,815
Net income attributable to the Company			5,054,477		5,054,477
Dividends ($0.21 per share)			(450,822)		(450,822)
Shares of common stock repurchased and retired	(168,516)		(5,426,478)		(5,426,478)
Stock options exercised	7,550		152,526		152,526
Share-based compensation expense			159,783		159,783
Amortization related to postretirement health benefits				6,296	6,296
Net unrealized gain on investments				423,901	423,901
Balance, September 30, 2011	2,121,630	$1	$97,729,595	$6,118,902	$103,848,498

Balance, January 1, 2012	2,107,681	$1	$99,003,018	$7,509,165	$106,512,184
Net income attributable to the Company			7,939,812		7,939,812
Dividends ($0.21 per share)			(438,431)		(438,431)
Shares of common stock repurchased and retired	(51,207)		(2,804,412)		(2,804,412)
Stock options exercised	6,130		152,792		152,792
Share-based compensation expense			55,857		55,857
Amortization related to postretirement health benefits				4,987	4,987
Net unrealized gain on investments				2,175,915	2,175,915
Balance, September 30, 2012	2,062,604	$1	$103,908,636	$9,690,067	$113,598,704

See notes to the Consolidated Financial Statements

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011
Operating Activities
Net income	$8,043,755	$5,054,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	348,334	360,820
Amortization, net	320,666	250,728
Amortization related to postretirement benefits obligation	7,558	9,540
Share-based compensation expense related to stock options	55,857	159,783
Increase (decrease) in allowance for doubtful accounts on premiums receivable	494,000	(115,000)
Net gain on disposals of property	(23,076)	(26,528)
Net realized (gain) loss on investments	(357,819)	79,172
Net earnings from other investments	(1,211,188)	(396,487)
Provision for claims	4,424,523	2,301,259
Provision for deferred income taxes	1,076,000	1,233,000
Changes in assets and liabilities:
(Increase) decrease in receivables	(3,892,948)	762,755
(Increase) decrease in other assets	(524,563)	73,731
Increase in current income taxes recoverable	—	(506,717)
Increase in accounts payable and accrued liabilities	847,971	2,840,359
Decrease in current income taxes payable	(356,938)	(1,056,356)
Payments of claims, net of recoveries	(3,414,523)	(2,951,959)
Net cash provided by operating activities	5,837,609	8,072,577

Investing Activities
Purchases of available-for-sale securities	(14,000,215)	(8,610,912)
Purchases of short-term securities	(5,434,469)	(4,592,762)
Purchases of other investments	(2,460,907)	(341,117)
Purchase of subsidiary	(350,000)	—
Proceeds from sales and maturities of available-for-sale securities	11,860,920	7,503,245
Proceeds from sales and maturities of short-term securities	8,315,618	10,072,820
Proceeds from sales and distributions of other investments	1,379,198	492,975
Proceeds from sale of other assets	204,750	—
Purchases of property	(373,045)	(328,138)
Proceeds from disposals of property	51,093	31,157
Net cash (used in) provided by investing activities	(807,057)	4,227,268

Financing Activities
Repurchases of common stock	(2,804,412)	(5,426,478)
Exercise of options	152,792	152,526
Dividends paid	(438,431)	(450,822)
Net cash used in financing activities	(3,090,051)	(5,724,774)

Net Increase in Cash and Cash Equivalents	1,940,501	6,575,071
Cash and Cash Equivalents, Beginning of Period	18,042,258	8,117,031
Cash and Cash Equivalents, End of Period	$19,982,759	$14,692,102

Consolidated Statements of Cash Flows, continued
	2012	2011
Supplemental Disclosures:
Cash Paid During the Year for:
Income taxes, payments, net	$2,523,000	$2,125,000

Non-Cash Disclosures
Non-cash net unrealized gain on investments, net of deferred tax provision of $(1,144,006) and $(198,953) for 2012 and 2011, respectively	$(2,175,915)	$(423,901)

Non-cash intangible assets acquired from purchase of subsidiary	$(1,481,900)	$—

Non-cash contingent liability from purchase of subsidiary	$691,250	$—

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2012
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited Consolidated Financial Statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Subsequent Events. On November 12, 2002, the Company’s Board of Directors adopted a shareholders’ rights plan, pursuant to which the Board of Directors authorized and declared a dividend distribution of one stock purchase right for each outstanding share of common stock of the Company to stockholders of record at the close of business on December 2, 2002.  Subsequently issued shares of common stock also carry stock purchase rights.  Unless terminated or redeemed by the Board of Directors, the stock purchase rights become exercisable based upon certain limited conditions related to acquisitions of the Company’s common stock, tender offers and certain business combinations involving the Company.  On October 31, 2012, the shareholders’ rights plan was amended to, among other things, extend the expiration date of the plan from November 11, 2012 to October 31, 2022 and increase the exercise price of the stock purchase rights from $80 per unit to $220 per unit.  In connection with the amendments to the shareholders’ rights plan, the Board of Directors of the Company also amended the Company’s Articles of Incorporation to increase the number of shares designated under the rights plan as Series A Participating Preferred Stock from 100,000 shares to 200,000 shares.

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

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the nine months ended September 30, 2012 and the year ended December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011
Balance, beginning of period	$37,996,000	$38,198,700
Provision, charged to operations	4,424,523	3,342,427
Payments of claims, net of recoveries	(3,414,523)	(3,545,127)
Ending balance	$39,006,000	$37,996,000

The total reserve for all reported and unreported losses the Company incurred through September 30, 2012 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under policies issued through September 30, 2012.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and incurred but not reported claims (“IBNR”), follows:

	September 30, 2012%		December 31, 2011%
Known title claims	$5,925,874	15.2	$6,233,501	16.4
IBNR	33,080,126	84.8	31,762,499	83.6
Total loss reserves	$39,006,000	100.0	$37,996,000	100.0

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

Note 3 - Earnings Per Common Share and Share Awards

Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b), the amount of compensation cost, if any, for future service that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period.  The number of incremental dilutive potential common shares, calculated using the treasury stock method, was 36,921 and 19,249 for the three months ended September 30, 2012, and 2011, respectively, and 33,753 and 16,215 for the nine months ended September 30, 2012, and 2011, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income attributable to the Company	$3,158,185	$2,440,465	$7,939,812	$5,054,477
Weighted average common shares outstanding – Basic	2,071,605	2,124,078	2,090,369	2,164,240
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share settled)	36,921	19,249	33,753	16,215
Weighted average common shares outstanding - Diluted	2,108,526	2,143,327	2,124,122	2,180,455

Basic earnings per common share	$1.52	$1.15	$3.80	$2.34

Diluted earnings per common share	$1.50	$1.14	$3.74	$2.32

There were 11,500 potential shares excluded from the computation of diluted earnings per share for both the three and nine month periods ended September 30, 2011, because these shares were anti-dilutive.  These potential shares were anti-dilutive because the underlying share awards were out-of-the-money.  There were no potential shares excluded from the computation of diluted earnings per share for either the three or nine month periods ended September 30, 2012.

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

A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2011	110,800	$28.77	4.51	$353,955
SARs granted	3,000	41.50
Options exercised	(7,700)	20.15
Options/SARs cancelled/forfeited/expired	(4,500)	28.61
Outstanding as of December 31, 2011	101,600	$29.81	3.91	$697,780
SARs granted	3,000	50.50
Options exercised	(6,130)	24.93
Options/SARs cancelled/forfeited/expired	(70)	31.00
Outstanding as of September 30, 2012	98,400	$30.74	3.42	$3,394,561

Exercisable as of September 30, 2012	96,600	$30.43	3.38	$3,362,208

Unvested as of September 30, 2012	1,800	$47.27	5.82	$32,353

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

There was approximately $56,000 and $160,000 of compensation expense relating to SARs or options vesting on or before September 30, 2012 and 2011, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, there was approximately $43,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 5 months.

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

The following table shows selected financial information about the Company's operations by segment for the periods ended September 30, 2012 and 2011:

Three Months Ended September 30, 2012	Title Insurance	All Other	Intersegment Eliminations	Total
Operating revenues	$30,429,446	$1,356,733	$(571,134)	$31,215,045
Investment income	832,241	150,749	(20,417)	962,573
Net realized gain on investments	85,560	14,230	—	99,790
Total revenues	$31,347,247	$1,521,712	$(591,551)	$32,277,408
Operating expenses	27,086,970	1,026,236	(553,713)	27,559,493
Income before income taxes	$4,260,277	$495,476	$(37,838)	$4,717,915
Total assets	$132,713,703	$37,296,333	$—	$170,010,036

Three Months Ended September 30, 2011	Title Insurance	All Other	Intersegment Eliminations	Total
Operating revenues	$24,501,862	$1,128,526	$(200,486)	$25,429,902
Investment income	783,495	123,977	(20,417)	887,055
Net realized loss on investments	(179,016)	(21,071)	—	(200,087)
Total revenues	$25,106,341	$1,231,432	$(220,903)	$26,116,870
Operating expenses	21,620,657	1,235,234	(200,486)	22,655,405
Income (loss) before income taxes	$3,485,684	$(3,802)	$(20,417)	$3,461,465
Total assets	$118,905,284	$36,591,725	$—	$155,497,009

Nine Months Ended September 30, 2012	Title Insurance	All Other	Intersegment Eliminations	Total
Operating revenues	$74,967,470	$3,635,577	$(1,138,611)	$77,464,436
Investment income	2,566,875	444,129	(61,252)	2,949,752
Net realized gain on investments	182,249	175,570	—	357,819
Total revenues	$77,716,594	$4,255,276	$(1,199,863)	$80,772,007
Operating expenses	66,772,534	3,820,487	(1,103,769)	69,489,252
Income before income taxes	$10,944,060	$434,789	$(96,094)	$11,282,755
Total assets	$132,713,703	$37,296,333	$—	$170,010,036

Nine Months Ended September 30, 2011	Title Insurance	All Other	Intersegment Eliminations	Total
Operating revenues	$64,498,303	$3,383,112	$(609,385)	$67,272,030
Investment income	2,348,441	378,056	(61,252)	2,665,245
Net realized loss on investments	(54,407)	(24,765)	—	(79,172)
Total revenues	$66,792,337	$3,736,403	$(670,637)	$69,858,103
Operating expenses	59,758,416	3,862,595	(609,385)	63,011,626
Income (loss) before income taxes	$7,033,921	$(126,192)	$(61,252)	$6,846,477
Total assets	$118,905,284	$36,591,725	$—	$155,497,009

Note 5 – Retirement Agreements and Other Postretirement Benefits

On November 17, 2003, the Company’s subsidiary, Investors Title Insurance Company, entered into employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement totaling $6,163,000 and $5,740,000 as of September 30, 2012 and December 31, 2011, respectively.  The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded.  These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets.  The following table sets forth the net periodic benefits cost for the executive benefits for the periods ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost – benefits earned during the year	$3,155	$1,778	$9,463	$14,627
Interest cost on the projected benefit obligation	6,966	3,077	20,900	18,455
Amortization of unrecognized prior service cost	2,349	(415)	7,047	9,779
Amortization of unrecognized losses (gains)	171	(1,525)	511	(239)
Net periodic benefits costs	$12,641	$2,915	$37,921	$42,622

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

Debt and Equity Securities

The Level 1 category includes equity securities that are measured at fair value using quoted active market prices and money market mutual funds valued at transacted amounts.

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Their fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining their fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from the pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of September 30, 2012 and December 31, 2011, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices were unavailable due to the failure of auctions.  Some of the inputs to this model are unobservable in the market and are significant—therefore, the Company utilizes another third party pricing service to assist in the determination of the fair market value of these securities on a quarterly basis.  That service uses a proprietary valuation model that considers factors such as: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of September 30, 2012 and December 31, 2011:

	2012	2011
Cumulative probability of earning maximum rate until maturity	0.0%	0.0-0.1%
Cumulative probability of principal returned prior to maturity	95.9-96.0%	95.4-98.7%
Cumulative probability of default at some future point	4.0-4.1%	1.3-4.6%
Liquidity risk premium	4.5%	4.5-5.0%

Significant increases or decreases in any of the inputs in isolation would result in significant changes to the fair value measurement.  Generally, increases in default probabilities and liquidity risk premiums lower the fair market value while increases in the principal being returned and interest rates increase fair market values.

Based upon these inputs and assumptions, the pricing service provides a range of values to the Company for its ARS.  The Company records the fair value based on the midpoint of the range. The Company believes that the midpoint valuation is the most reasonable estimate of fair value.  On a quarterly basis, the Company reviews the valuation for significant changes in quarter over quarter values compared with changes to the current market and economic environments.  In 2012 and 2011, the difference in the low and high values of the ranges was between approximately three and four percent of the carrying value of the Company’s ARS.

The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of these securities was $3,000,000 and $5,000,000 as of September 30, 2012 and December 31, 2011, respectively, with approximately 97.0% and 79.6% as of September 30, 2012 and December 31, 2011, respectively, guaranteed by the U.S. Department of Education.

The following table presents, by level, investments carried at fair value measured on a recurring basis as of September 30, 2012 and December 31, 2011.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.

As of September 30, 2012	Level 1	Level 2	Level 3	Total
Short-term investments	$11,231,113	$—	$—	$11,231,113
Equity securities
Common stock and nonredeemable preferred stock	28,081,485	—	—	28,081,485
Fixed maturities
Obligations of states and political subdivisions*	—	63,463,568	—	63,463,568
Corporate debt securities*	—	18,931,598	2,771,900	21,703,498
Total	$39,312,598	$82,395,166	$2,771,900	$124,479,664

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Short-term investments	$14,112,262	$—	$—	$14,112,262
Equity securities
Common stock and nonredeemable preferred stock	22,549,975	—	—	22,549,975
Fixed maturities
Obligations of states and political subdivisions*	—	67,612,793	1,834,700	69,447,493
Corporate debt securities*	—	13,242,172	2,717,700	15,959,872
Total	$36,662,237	$80,854,965	$4,552,400	$122,069,602
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

Other Financial Instruments

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

Cost-basis investments

The estimated fair value of cost basis investments is calculated from the book value of the underlying entities.

Accrued dividends and interest

The carrying amount for accrued dividends and interest is a reasonable estimate of fair value due to the short-term maturity of these assets.

Contingent consideration

The fair value of the contingent consideration was estimated based on the discounted value of the future cash flows.  Contingent consideration consists of additional monies the Company may become obligated to pay based on the future performance of a business the Company acquired, as discussed in Note 10.

The carrying amounts and fair values of these financial instruments (please note investments are disclosed in a previous table) as of September 30, 2012 and December 31, 2011 are presented in the following table:

As of September 30, 2012:
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash	$19,982,759	$19,982,759	$19,982,759	$—	$—
Cost-basis investments	1,894,899	2,224,253	—	—	2,224,253
Accrued dividends and interest	919,443	919,443	919,443	—	—
Total	$22,797,101	$23,126,455	$20,902,202	$—	$2,224,253

Financial Liabilities
Contingent consideration	$691,250	$691,250	$—	$—	$691,250
Total	$691,250	$691,250	$—	$—	$691,250

As of December 31, 2011:
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash	$18,042,258	$18,042,258	$18,042,258	$—	$—
Cost-basis investments	1,303,887	1,688,262	—	—	1,688,262
Accrued dividends and interest	1,108,156	1,108,156	1,108,156	—	—
Total	$20,454,301	$20,838,676	$19,150,414	$—	$1,688,262

The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the nine months ended September 30, 2012 and the year ended December 31, 2011:

Changes in fair value during the period ended:	2012	2011
Beginning balance at January 1	$4,552,400	$5,472,244
Redemptions and sales	(2,000,000)	(900,000)
Realized gain - included in net realized gain (loss) on investments	118,336	43,199
Realized loss - included in net realized gain (loss) on investments	—	(101,861)
Unrealized gain - included in other comprehensive income	101,164	38,818
Ending balance, net	$2,771,900	$4,552,400

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), consisting solely of contingent consideration, for the nine months ended September 30, 2012 and the year ended December 31, 2011:

Changes in fair value during the period ended:	2012	2011
Beginning balance at January 1	$—	$—
Addition of contingent consideration	691,250	—
Ending balance, net	$691,250	$—

Certain cost method investments are measured at estimated fair value on a non-recurring basis, such as investments that are impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of September 30, 2012 and December 31, 2011.  There were no assets valued at fair market value on a non-recurring basis as of September 30, 2012.

The following table summarizes the corresponding estimated fair value hierarchy of such investments at December 31, 2011 and the related impairments recognized.

December 31, 2011	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investments	Fair Value	Yes	$—	$—	$58,281	$58,281	$(28,904)
Other assets	Fair Value	Yes	—	—	17,000	17,000	(15,500)
Total cost method investments and other assets			$—	$—	$75,281	$75,281	$(44,404)

Note 7 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gains	Losses	Value
Fixed maturities, available-for-sale, at fair value-
Obligations of states and political subdivisions	$57,914,850	$5,561,688	$12,970	$63,463,568
Corporate debt securities	17,590,282	1,344,750	3,434	18,931,598
Auction rate securities	2,723,393	48,507	—	2,771,900
Total	$78,228,525	$6,954,945	$16,404	$85,167,066
Equity securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$20,179,479	$7,942,885	$40,879	$28,081,485
Total	$20,179,479	$7,942,885	$40,879	$28,081,485
Short-term investments-
Money market mutual funds and certificates of deposit	$11,231,113	$—	$—	$11,231,113
Total	$11,231,113	$—	$—	$11,231,113

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Fixed maturities, available-for-sale, at fair value-
Obligations of states and political subdivisions	$62,042,929	$5,583,733	$13,869	$67,612,793
Corporate debt securities	12,188,639	1,202,149	148,616	13,242,172
Auction rate securities	4,552,400	—	—	4,552,400
Total	$78,783,968	$6,785,882	$162,485	$85,407,365
Equity securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$17,652,745	$4,939,053	$41,823	$22,549,975
Total	$17,652,745	$4,939,053	$41,823	$22,549,975
Short-term investments-
Money market mutual funds and certificates of deposit	$14,112,262	$—	$—	$14,112,262
Total	$14,112,262	$—	$—	$14,112,262

The scheduled maturities of fixed maturity securities at September 30, 2012 were as follows:
	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$7,089,663	$7,195,711
Due after one year through five years	48,492,618	52,604,090
Due five years through ten years	17,886,881	20,044,188
Due after ten years	4,759,363	5,323,077
Total	$78,228,525	$85,167,066

Gross realized gains and losses on securities for the nine months ended September 30 are summarized as follows:

	2012	2011
Gross realized gains:
Obligations of states and political subdivisions	$2,862	$20,845
Common stocks and nonredeemable preferred stocks	199,977	279,899
Auction rate securities	118,336	43,200
Total	$321,175	$343,944
Gross realized losses:
Common stocks and nonredeemable preferred stocks	$(91,975)	$(141,609)
Other than temporary impairment of securities	(76,539)	(214,077)
Total	(168,514)	(355,686)
Net realized gain (loss)	$152,661	$(11,742)

Realized gains and losses are determined on the specific identification method.  Also included in net realized gain (loss) on investments in the Consolidated Statements of Income are impairments of other investments and gain (loss) on sales of other assets and property acquired in the settlement of claims totaling $205,158 and $(67,430) for the nine months ended September 30, 2012 and 2011, respectively.

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2012 and December 31, 2011.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2012	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$2,367,365	$(12,970)	$–	$–	$2,367,365	$(12,970)
Corporate debt securities	-	-	1,013,480	(3,434)	1,013,480	(3,434)
Total fixed income securities	$2,367,365	$(12,970)	$1,013,480	$(3,434)	$3,380,845	$(16,404)
Equity securities	601,776	(40,879)	–	–	601,776	(40,879)
Total temporarily impaired securities	$2,969,141	$(53,849)	$1,013,480	$(3,434)	$3,982,621	$(57,283)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$663,666	$(64)	$1,023,180	$(13,805)	$1,686,846	$(13,869)
Corporate debt securities	3,015,769	(148,616)	–	–	3,015,769	(148,616)
Total fixed income securities	$3,679,435	$(148,680)	$1,023,180	$(13,805)	$4,702,615	$(162,485)
Equity securities	957,072	(40,893)	104,130	(930)	1,061,202	(41,823)
Total temporarily impaired securities	$4,636,507	$(189,573)	$1,127,310	$(14,735)	$5,763,817	$(204,308)

As of September 30, 2012, the Company held $3,380,845 in fixed maturity securities with unrealized losses of $16,404.  As of December 31, 2011, the Company held $4,702,615 in fixed maturity securities with unrealized losses of $162,485.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over treasury securities.  Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of September 30, 2012, the Company held $601,776 in equity securities with unrealized losses of $40,879.  As of December 31, 2011, the Company held $1,061,202 in equity securities with unrealized losses of $41,823.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 7 and 13 securities had unrealized losses at September 30, 2012 and December 31, 2011, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.

During the first nine months of 2012 and 2011, the Company recorded other-than-temporary impairment charges in the amount of $76,539 and $242,981, respectively, related to equity securities and fixed maturities.  For the 2011 fiscal year, the Company recorded other-than-temporary impairment charges in the amount of $280,987 related to equity securities and fixed maturities, of which, all $101,861 fixed maturities was related to Level 3 auction rate securities. Other-than-temporary impairment charges are included in net realized gain (loss) on investments in the Consolidated Statements of Income.

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

Like-Kind Exchanges Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $36,508,000 and $35,359,000 as of September 30, 2012 and December 31, 2011, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. These like-kind exchange funds are primarily invested in money market and other short-term investments: however, as of September 30, 2012 approximately $1,000,000 of par value is invested in an auction rate security. The Company does not believe the current illiquidity of the auction rate security will impact its operations, as it believes it has sufficient capital to provide continuous and immediate liquidity as necessary.

Note 9 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investment in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of September 30,	As of December 31,
Consolidated Balance Sheets	2012	2011
Other investments	$4,030,000	$2,328,000
Premiums and fees receivable	$1,016,000	$681,000

Financial Statement Classification,	For the three months ended September 30,		For the nine months ended September 30,
Consolidated Statements of Income	2012	2011	2012	2011
Net premiums written	$4,266,000	$3,165,000	$11,473,000	$7,845,000
Other income	$655,000	$362,000	$1,628,000	$820,000

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

The contingent payment arrangement requires that the purchase price for the 70% majority interest be paid over the next two years and determined by multiplying United’s actual GAAP net income for the first full 24 calendar months subsequent to closing by an agreed upon factor.  In no event will the purchase price for the majority interest exceed $1,041,250.  The fair value of the contingent payment was derived using the Company’s best estimate (Level 3 inputs) of net income of approximately $859,000 during the 24-month period, discounted at a 15% rate, and limited to the contractual maximum. The resulting $691,250 contingent payment is categorized in the Consolidated Balance Sheets as accounts payable and accrued liabilities.  As of September 30, 2012, management’s calculation of the fair value of the contingent consideration was materially unchanged from its acquisition date amount.

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

The following table provides a reconciliation of total redeemable equity for the periods ended September 30, 2012 and 2011:

Changes in fair value during the period ended:	2012	2011
Beginning balance at January 1	$—	$—
Redeemable noncontrolling interest resulting from subsidiary purchase	446,250	—
Net income	103,943	—
Ending balance, net	$550,193	$—

Fair valuation methods used for the identifiable tangible net assets acquired in that acquisition make use of discounted cash flows using current interest rates.  The fair value of identifiable net tangible assets at the acquisition date was $5,600.  Identifiable assets acquired include cash and fixed assets.  Liabilities assumed consisted of notes payable.

The transaction was accounted for using the acquisition method required by ASC 805, Business Combinations.  Accordingly, the Company recognized the required identifiable intangible assets of United.  There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service.  At acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships.  The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated.  The referral relationships are being amortized over a 12-year period using the straight-line method.  Net intangible assets of $1,447,058 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of September 30, 2012.  In accordance with ASC 350, Intangibles––Goodwill and Other, the Company completed interim impairment testing and determined that the intangible assets assigned to United were not impaired at September 30, 2012.

The Consolidated Statement of Income, revenues and expenses includes the operations of United since April 2, 2012, which is the acquisition date.  United was formed as a result of the Company’s acquisition, and had no net income prior to the acquisition date.

The Company has not provided historical or pro forma financial information related to the United acquisition because none of the purchase price paid, assets acquired or income of United were significant to the Company under Rules 8-04 or 8-05 of the SEC’s Regulation S-X.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 2011 Annual Report on Form l0-K should be read in conjunction with the following discussion since it contains important information for evaluating the Company's operating results and financial condition.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Operating revenues from the title segment accounted for 96.1% of the Company's operating revenues in the first nine months of 2012.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.

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

In an attempt to stabilize the struggling economy, the U.S. government took steps to provide economic stimulus during 2009 and 2010.  In October 2011, changes to the Home Affordable Refinance Program (“HARP”) were announced by the Federal Housing Agency (“FHA”) that allow for easier refinancing of homes where mortgage values exceed property values provided the borrower meets certain criteria.  The revised version of HARP streamlines the underwriting process, removes the maximum loan-value restriction for 30-year fixed rate mortgages and reduces or eliminates risk-based fees charged by Fannie Mae and Freddie Mac. This plan is set to expire in December 2013.

In February 2012, the President announced new initiatives that would permit homeowners with privately held mortgages to refinance them into loans backed by the FHA new industry standards for mortgage servicers.  This initiative has been referred to the United States Congressional House Committee on Financial Services for review.

The Mortgage Bankers Association ("MBA") September 18, 2012 Mortgage Finance Forecast (the “MBA Forecast”) projects 2012 mortgage originations to increase 16.2% from 2011 levels to $1,466 billion, with purchasing activity increasing 0.5% to $406 billion and refinancing activity increasing 23.5% to $1,060 billion.  In 2011, refinancing activity accounted for 68.0% of all mortgage originations and is projected to represent 72.3% of mortgage originations in 2012.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.75% for the nine months ended September 30, 2012, compared with 4.61% for the nine months ended September 30, 2011.  Lower interest rates coupled with the HARP modifications resulted in increased levels of refinance activity for the first nine months of 2012 for the overall real estate industry.  According to the MBA Forecast, refinancing is expected to decline in the fourth quarter of 2012 and continue declining through 2013 and, as published in the September 2012 MBA Economic and Mortgage Finance Commentary (the “MBA Commentary”), mortgage interest rates are expected to remain under 4% through mid-2013.

Currently, the U.S. economy is showing mixed signals with several federal programs in various stages.  The Federal Reserve’s program of purchasing U.S. Treasury Bonds to reduce long-term interest rates, Quantitative Easing 2, ended in the second quarter of 2011.   In September 2011, the Federal Reserve announced “Operation Twist,” which involves selling short-term Treasury bonds in exchange for the same amount of longer-term bonds.  The intent is to push down yields on long-term bonds, noting that mortgage rates tend to track the yield on 10-year Treasury Notes.  Operation Twist is scheduled to expire at the end of 2012.  The Federal Reserve is also issuing disclosures on a periodic basis that includes projections of the federal funds rate and expected actions.  In September 2012, guidance stated that the federal fund rate will remain exceptionally low through mid-2015, which is an extension from the prior estimate of late 2014.  In September 2012, the Federal Reserve announced a new round of Quantitative Easing, “QE 3,” in which it will purchase mortgage backed securities at a rate of $40 billion per month.  There is no stated end date associated with this round of Quantitative Easing.

Meanwhile, if federal lawmakers do not act on current legislation, extended unemployment benefits, the payroll tax holiday and lower marginal tax rates on ordinary income, capital gains and dividends will all expire at the end of 2012.  Negotiations are in process concerning possible reforms of the U.S. mortgage financing system, including Fannie Mae and Freddie Mac.  According to the MBA Commentary there has been continued weakness in the U.S. job market and slowing of global and domestic economic growth due to continued uncertainty in Europe and other emerging markets.  Despite increasing home prices and greater real estate activity, the overall economic outlook remains uncertain, which could result in continued volatility in the real estate market.

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

Actual results could differ from these estimates.  During the first nine months of September 30, 2012, the Company made no material changes in its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

Results of Operations

For the quarter ended September 30, 2012, net premiums written increased 21.0% to $29,018,123, investment income increased 8.5% to $962,573, total revenues increased 23.6% to $32,277,408 and net income attributable to the Company increased 29.4% to $3,158,185, all compared with the same quarter in 2011.  Net income per basic common share increased from $1.15 in the quarter ended September 30, 2011 to $1.52 in the same quarter of 2012. Net income per diluted common share increased from $1.14 in the quarter ended September 30, 2011 to $1.50 in the same quarter of 2012.

For the nine months ended September 30, 2012, net premiums written increased 13.6% to $71,927,113, investment income increased 10.7% to $2,949,752, total revenues increased 15.6% to $80,772,007 and net income attributable to the Company increased 57.1% to $7,939,812, all compared with the same period in 2011.  Net income per basic common share increased from $2.34 for the nine months ended September 30, 2011 to $3.80 in the same period of 2012.  Net income per diluted common share increased from $2.32 for the nine months ended September 30, 2011 to $3.74 in the same period of 2012.

Operating Revenues

Operating revenues include net premiums written plus other fee income, trust income, management services income and exchange services income.  Investment income and realized investment gains and losses are not included in operating revenues and are discussed separately under “Non-Operating Revenues” below.

Title Orders.  The volume of title orders issued increased 14.2% in the first nine months of 2012 to 176,301 compared with 154,421 title orders in the same period in 2011.  The increase in title orders from 2011 is attributable to increased real estate activity, with the Company experiencing increases in both refinancing and purchasing transactions.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies.  Following is a breakdown of net premiums generated by home and branch offices and agency operations for the quarters ended September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	%	2011	%	2012	%	2011	%
Home and Branch	$6,559,658	22.6	$4,387,971	18.3	$17,546,488	24.4	$12,061,485	19.1
Agency	22,458,465	77.4	19,598,621	81.7	54,380,625	75.6	51,241,717	80.9
Total	$29,018,123	100.0	$23,986,592	100.0	$71,927,113	100.0	$63,303,202	100.0

Home and Branch Office Net Premiums.  In the Company's home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations increased 49.5% and 45.5% for the three and nine months ended September 30, 2012, respectively, compared with the prior year periods.  The increase in 2012 for home and branch operations primarily reflects increased real estate activity and new industry-wide premium charges in the State of North Carolina that became effective March 1, 2012.  All of the Company's home office operations and the majority of branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina policies.

Agency Net Premiums.  When a policy is written through a title agency, agents retain the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  Agency net premiums written increased 14.6% and 6.1% for the three and nine months ended September 30, 2012, respectively, compared with the prior year periods.  The increase in net premiums for the three months ended September 30, 2012 was primarily due to increased real estate activity and to new industry-wide premium charges in certain markets that went into effect during the quarter.  The increase in the net premiums for the nine months ended September 30, 2012 was primarily due to increased real estate activity.  The increases for the three and nine months ended September 30, 2012 were partially offset by declines in Texas premiums.

Following is a schedule of net premiums written for the three and nine months ended September 30, 2012 and 2011 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently write insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State	2012	2011	2012	2011
North Carolina	$8,653,839	$5,843,439	$23,044,493	$15,910,699
Texas	7,370,731	9,511,966	16,196,627	23,377,875
South Carolina	2,519,351	1,635,568	6,221,784	4,772,162
Virginia	1,484,316	1,090,708	4,036,494	3,027,555
Michigan	1,600,299	859,889	3,756,166	3,508,465
Other States	7,455,504	5,078,348	18,837,624	12,828,709
Direct Premiums	29,084,040	24,019,918	72,093,188	63,425,465
Reinsurance Assumed	-	-	15,659	10,496
Reinsurance Ceded	(65,917)	(33,326)	(181,734)	(132,759)
Net Premiums	$29,018,123	$23,986,592	$71,297,113	$63,303,202

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $2,196,922 and $5,537,323 for the three and nine months ended September 30, 2012, respectively, compared with $1,443,310 and $3,968,828 in the prior year periods. The increase in 2012 was primarily related to increases in earnings of unconsolidated affiliates, income from trust and investment management services, other fee income and exchange services income.

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

Investment income was $962,573 and $2,949,752 for the three and nine months ended September 30, 2012, respectively, compared with $887,055 and $2,665,245 for the same periods in 2011.  The increase in investment income in 2012 was due primarily to an increase in the portfolio of equity securities offset by lower levels of interest earned on fixed maturities and short-term funds.  See Note 7 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.

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

Net realized gain (loss) on investments was $99,790 and $357,819 for the three and nine months ended September 30, 2012, compared with $(200,087) and $(79,172) for the same periods in 2011.  The 2012 year-to-date gain includes impairment charges of $76,539 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments, other assets and property acquired in the settlement of claims of $434,358.  The 2011 year-to-date loss included impairment charges of $258,481 on certain investments and other assets that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and property acquired in the settlement of claims of $179,309.  Management believes unrealized losses on remaining fixed income and equity securities at September 30, 2012 are temporary in nature.

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

Expenses

 The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations.  Operating expenses increased 21.6% and 10.3% for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011.  The increase in operating expenses for the three and nine months ended September 30, 2012 resulted primarily from increases in the provision for claims, commissions to agents, salaries, employee benefits and payroll taxes, and professional and contract labor fees.

Following is a summary of the Company's operating expenses for the three and nine months ended September 30, 2012 and 2011.  Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	%	2011	%	2012	%	2011	%
Title Insurance	$26,546,058	96.3	$21,431,935	94.6	$65,707,068	94.6	$59,194,388	93.9
All Other	1,013,435	3.7	1,223,470	5.4	3,782,184	5.4	3,817,238	6.1
Total	$27,559,493	100.0	$22,655,405	100.0	$69,489,252	100.0	$63,011,626	100.0

On a combined basis, after-tax profit margins were 9.8% for both three and nine months ended September 30, 2012, and 9.3% and 7.2% for the three and nine months ended September 30, 2011.

Commissions.  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 11.1% and 3.4% for the three and nine months ended September 30, 2012 from the prior year periods due to an increase in agency business.  Commission expense as a percentage of net premiums written by agents was 75.0% and 74.8% for the three and nine months ended September 30, 2012, respectively, compared with 77.4% and 76.8% for the same periods in 2011.  Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provision for Claims.  The provision for claims as a percentage of net premiums written was 8.4% and 6.2% for the three and nine months ended September 30, 2012 versus 1.5% and 3.6% for the same periods in 2011.  The increase in the provision for claims as a percentage of net premiums written for the three months ended September 30, 2012 was primarily due to significant favorable loss development experienced during the prior year quarter, shifting to unfavorable loss development in the current year quarter, and an increase in the relative share of North Carolina premiums as a percentage of the total premiums.  The loss provision rate in North Carolina trends higher due to relatively low premium rates compared with the Company’s other markets.  The increase in the provision for claims for the nine months ended September 30, 2012 was primarily due to significant favorable loss development experienced in the prior year period as well as the increase in North Carolina premiums during the current year.

The increase in the loss provision rate for the nine months ended September 30, 2012 from the 2011 level resulted in approximately $1,810,000 more in reserves than would have been recorded at the lower 2011 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $3,414,523 and $2,951,959 for the nine months ended September 30, 2012 and 2011, respectively.

Reserves for Claims.  At September 30, 2012, the total reserve for claims was $39,006,000.  Of that total, approximately $5,926,000 was reserved for specific claims, and approximately $33,080,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

Changes from prior periods in the expected liability for claims reflect the uncertainty of the claims environment, as well as the limited predictive power of historical data.  The Company continually updates and refines its reserve estimates as current experience develops and credible data emerges.  Adjustments may be required as new information develops which often varies from past experience.

Movements in the reserves related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data, rather than a result of material changes to underlying key actuarial assumptions or methodologies.  Such changes include payments on claims closed during the quarter, new details that emerge on still-open cases that cause claims adjusters to increase or decrease the case reserves and the impact that these types of changes have on the Company's total loss provision.

Salaries, Employee Benefits and Payroll Taxes.  Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $5,597,634 and $16,077,373 for the three and nine months ended September 30, 2012 versus $4,778,542 and $14,110,213 in the prior year periods.  The increases for the three and nine months ended September 30, 2012 were primarily due to increased levels of business and additional headcount related to technology and system development initiatives.  In addition, salaries, employee benefits and payroll taxes also increased because of higher levels of profitability driving increases in levels of variable compensation for the nine months ended September 30, 2012.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 17.3% and 19.9% for the three and nine months ended September 30, 2012, respectively, as compared with 18.3% and 20.2% for the same prior year periods.

Office Occupancy and Operations.  Office occupancy and operations expenses as a percentage of total revenues were 3.0% and 3.5% for the third quarter ended September 30, 2012 and 2011, respectively, and 3.6% and 4.1% for the nine months ended September 30, 2012 and 2011, respectively.  Office occupancy and operations expenses remained virtually unchanged on a dollar basis from prior year levels.

Business Development.  Business development expenses, which includes marketing and travel-related expenses, for the three and nine months ended September 30, 2012 were $488,401 and $1,286,566, respectively, compared with $363,731 and $1,123,517 for the same periods ended in 2011.  Business development expenses increased primarily from higher levels of marketing expenses.

Premium and Retaliatory Taxes.  Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute.  Premium tax rates vary from state to state; accordingly, the total premium tax incurred is dependent upon the geographical mix of operating revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.5% and 1.8% for the three and nine months ended September 30, 2012, respectively, compared with 1.9% and 2.2% for the same periods in 2011.

Professional and Contract Labor Fees.  Professional and contract labor fees were $548,052 and $1,655,279 for the three and nine months ended September 30, 2012, respectively, compared with $412,227 and $1,132,308 for the same periods in 2011.  The increase in 2012 primarily related to increases in contract labor expenses associated with technology and system development initiatives and increased staffing needs.

Other Expenses. Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation with transaction volume of the title segment and the trust division.

Income Taxes

The provision for income taxes was $1,479,000 and $3,239,000 for the three and nine months ended September 30, 2012, respectively, compared with $1,021,000 and $1,792,000 for the same periods in 2011.  Income tax expense as a percentage of earnings before income taxes was 31.3% and 28.7%, for the three and nine months ended September 30, 2012, respectively, compared with 29.5% and 26.2% for the same periods in 2011.  The increase in the effective rate for 2012 from 2011 was primarily due to a higher proportion of taxable to tax-exempt income.  The effective income tax rate for both 2012 and 2011 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income.  Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrealized losses recorded through September 30, 2012 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Net cash flows provided by operating activities were $5,837,609 and $8,072,577 for the nine months ended September 30, 2012 and 2011, respectively.  Cash flows from operating activities decreased from 2011 to 2012, primarily due to the increase of receivables and an increase in earnings from investments, partially offset by an increase in net income and the timing of payments related to payables and accrued expenses.  Cash and cash equivalents increased approximately $1,941,000 from December 31, 2011 to approximately $19,983,000.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders, and operating requirements.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends.  In the first nine months of 2012, the Company had a higher level of investment purchase activity and less repurchases of shares of common stock compared with the same period in 2011.

The net effect of all activities on total cash and cash equivalents was an increase of $1,940,501 in 2012 and an increase of $6,575,071 for 2011.  As of September 30, 2012, the Company held cash and cash equivalents of $19,982,759, short-term investments of $11,231,113, fixed maturity securities of $85,167,066 and equity securities of $28,081,485.

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

Purchase of Company Stock.  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Company's stock repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company's common stock pursuant to the plan immediately after the approval.  Pursuant to this approval, the Company purchased 51,207 shares during the first nine months of September 30, 2012 and 168,516 shares for the same period in 2011 at an average per share price of $54.77 and $32.20, respectively.

Capital Expenditures.  During 2012, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases that are anticipated to be funded via cash flows from operations.  All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

Subsequent Events

On November 12, 2002, the Company’s Board of Directors adopted a shareholders’ rights plan, pursuant to which the Board of Directors authorized and declared a dividend distribution of one stock purchase right for each outstanding share of common stock of the Company to stockholders of record at the close of business on December 2, 2002.  Subsequently issued shares of common stock also carry stock purchase rights.  Unless terminated or redeemed by the Board of Directors, the stock purchase rights become exercisable based upon certain limited conditions related to acquisitions of the Company’s common stock, tender offers and certain business combinations involving the Company.  On October 31, 2012, the shareholders’ rights plan was amended to, among other things, extend the expiration date of the plan from November 11, 2012 to October 31, 2022 and increase the exercise price of the stock purchase rights from $80 per unit to $220 per unit.  In connection with the amendments to the shareholders’ rights plan, the Board of Directors of the Company also amended the Company’s Articles of Incorporation to increase the number of shares designated under the rights plan as Series A Participating Preferred Stock from 100,000 shares to 200,000 shares.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended September 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				276,459
07/01/12– 07/31/12	9,705	$57.34	9,705	266,754
08/01/12– 08/31/12	27,000	$60.04	27,000	239,754
09/01/12– 09/30/12	—	$—	—	239,754
Total:	36,705	$59.33	36,705	239,754

For the quarter ended September 30, 2012, the Company purchased an aggregate of 36,705 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  On November 10, 2008, the Board of Directors of the Company approved the purchase of an additional 394,582 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company anticipates making further purchases under this Plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Item 6.  Exhibits

3(i)	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 2, 2012, File No. 11774

4(i)
Letter Agreement, dated as of August 22, 2012, between the Company and Broadridge Corporate Issuer Solutions, Inc., incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 2) filed on August 24, 2012, File No. 11774

4(ii)
Amended and Restated Rights Agreement, dated October 31, 2012, between the Company and Broadridge Issuer Solutions, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 2, 2012, File No. 11774

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

Dated:  November 13, 2012