Form 10-K
period 2012-12-31
INVESTORS TITLE CO
filed 2013-03-14
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from __to __

Commission file number  0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

121 North Columbia Street
Chapel Hill, North Carolina  27514
(919) 968-2200
(Address and telephone number of principal executive office)

Securities registered pursuant to section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, no par value	The NASDAQ Stock Market LLC
Rights to Purchase Series A Junior Participating Preferred Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [   ]     No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [    ]     No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):   Large accelerated filer  [   ]     Accelerated filer  [X ]     Non-accelerated filer   [   ] (Do not check if a smaller reporting company)     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  [   ]     No  [X]

The aggregate market value of the common shares held by non-affiliates was $88,896,707 based on the closing sales price on the NASDAQ Stock Market LLC on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2012).

As of February 18, 2013, there were 2,038,968 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 15, 2013 are incorporated by reference in Part III hereof.

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

•	changes in general economic, business, and political conditions, including the performance of the financial and real estate markets;

•	compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;

•	the possible inadequacy of provisions for claims to cover actual claim losses;

•	the incidence of fraud-related losses;

•	heightened regulatory scrutiny and investigations of the title insurance industry;

•	unanticipated adverse changes in securities markets, including interest rates, could result in material losses on the Company's investments;

•	the Company's dependence on key management personnel, the loss of whom could have a material adverse affect on the Company's business;

•	the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner;

•
statutory requirements applicable to the Company’s insurance subsidiaries which require them to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that they may pay to the Company without prior regulatory approval;

•	a downgrade from a rating agency could result in a loss of underwriting business;

•	significant competition that the Company’s operating subsidiaries face;

•	the Company’s business is concentrated geographically in North Carolina, which comprises approximately 30.6% of our premiums written; and

•	other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.

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

Title Insurance

Through its two wholly owned title underwriting subsidiaries, ITIC and NITIC, the Company underwrites title insurance for owners and mortgagees as a primary insurer.  ITIC and NITIC offer primary title insurance coverage to owners and mortgagees of real estate and assumes reinsurance of title insurance risks from other title insurance companies. Title insurance protects against loss resulting from title defects affecting real property.  The commitments and policies are predominantly issued using standard forms approved by the American Land Title Association (“ALTA”).

Upon a real estate closing, the seller executes a deed to the new owner, and typically, the property is encumbered with a new mortgage. When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property.  If a claim is made against the title to real property, title insurance provides indemnification against insured defects.

Numerous types of defects could jeopardize the property owner's or mortgagee’s interest in the property for which the policy may provide coverage.  Such risks include title being vested in an individual or entity other than the insured, unmarketable title, lack of a right of access to the property, invalidity or unenforceability of the insured mortgage, or other defects, liens, or encumbrances against the property.  Examples of common types of covered risks include defects arising from prior unsatisfied mortgages, tax liens or confirmed assessments, judgments attaching to the property or encumbrances against the property arising through easements, restrictions or other existing covenants.  Title insurance also generally protects against deeds or mortgages that were forged or improperly acknowledged or delivered, that were executed by spouses without the other spouse’s signature or release of marital interest or that were conveyed by minors or incompetents.

Title Insurance Policies. There are two basic types of title insurance policies - one for the mortgage lender and one for the real property owner.  A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender's title insurance policy does not protect the property owner.  The property owner has to purchase a separate owner's title insurance policy to protect his investment.  The Company issues title insurance policies based on the search of public records.  The title search documents the current status of title to the property.

Insured Risk on Policies in Force. Generally, the amount of the insured risk or “face amount” of insurance under a title insurance policy is equal to the lesser of the purchase price or the fair market value of the insured property.  If a claim is made against an insured property’s title, the insurer is responsible for paying the legal costs of eliminating covered title defects or defending the insured party against covered title defects affecting the property.  The insurer may choose to pay the policy limits to the insured or, if the loss is less than policy limits, the amount of the insured’s actual loss due to the title defect, at which time the insurer's duty to defend the claim and all other obligations of the insurer with respect to the claim are satisfied.

At any given time, the insurer's actual risk of monetary loss under outstanding policies is only a portion of the aggregate insured risk, or total face amount, of all policies in force.  The lower risk results primarily from the reissuance of title insurance policies by other underwriters over time when the property is subsequently conveyed or refinanced.  The coverage on a lender's title insurance policy is reduced and eventually terminated as the mortgage loan it secures is paid.  An owner's policy is effective as long as the insured has an ownership interest in the property or has liability under warranties of title.  Due to the variability of these factors, the aggregate contingent liability of a title underwriter on outstanding policies of the Company and its subsidiaries cannot be determined with precision.

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

Geographic Operations.   ITIC was incorporated in North Carolina in 1972, and is licensed to write title insurance in 44 states and the District of Columbia.  It currently writes title insurance in 20 states and the District of Columbia, primarily in the eastern half of the United States, and as a reinsurer for NITIC.

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

ITMS offers various consulting and management services to provide clients with the technical expertise to start and successfully operate a title insurance agency.

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

Historically, the title insurance business tends to be seasonal as well as cyclical. Because home sales are typically strongest in periods of favorable weather, the first calendar quarter tends to have the lowest activity levels, while the spring and summer quarters tend to be more active.  Refinance activity is generally less seasonal, but it is subject to interest rate fluctuations.

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

Title insurance companies are extensively regulated under applicable state laws.  All states have requirements for admission to do business as an insurance company, including minimum levels of capital, surplus and reserves.  State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, as well as examining and auditing title insurers.  At December 31, 2012, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states in which they are licensed.  A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various state laws to maintain assets of a defined minimum quality and amount.

The Company's insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed.  These and other governmental authorities have the power to enforce state and federal laws to which the title insurance subsidiaries are subject. These authorities include, but are not limited to, the Consumer Financial Protection Bureau (“CFPB”), which enforces Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance covering the real estate settlement industry.

The CFPB has the authority to identify and address, through regulation, unfair, deceptive and abusive practices in the mortgage industry and certain other settlement service industries. The CFPB has been given broad enforcement authority to impose civil penalties for violations of $5,000 per day for routine violations, $25,000 per day for knowing violations and $1,000,000 per day for reckless violations.

On January 10, 2013, the CFPB released final rules requiring a lender to assess each borrower’s ability to meet the obligations of the prospective mortgage.  Within this rule, there is also a provision that requires the lender to determine if the mortgage is a “Qualified Mortgage” and includes all fees paid to an affiliate of the lender in the points and fees calculation.  The key features of a “Qualified Mortgage” are that it not have excessive upfront points and fees; does not have toxic loan features such as interest only, negative amortization or balloon payment provisions; and that there are limits on the borrower’s debt-to-income ratio.  This rule could have an impact on certain agencies and could potentially reduce the amount of business the agencies are able to write on behalf of their affiliated lending institutions, potentially limiting the amount of business done with the agencies or lending institutions and lowering their premiums.  The Company and its subsidiaries are not involved in mortgage lending.  This new rule takes effect in January 2014.

The CFPB has issued and may propose additional rules which could potentially impact the business of the Company.  Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in the state legislatures and before the various insurance regulatory agencies. The Company regularly monitors such proposals, but their likelihood and timing, and the impact they may have on the Company and its subsidiaries cannot be determined at this time.

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

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in federal and municipal government securities and investment grade corporate bonds and equity securities.  The Company’s investment policy is designed to maintain a high quality portfolio and maximize income.  Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company's insurance subsidiaries.  The Company manages its investment portfolio via an affiliated entity.  The securities in the Company’s portfolio are subject to economic conditions and normal market risks.  The Company’s equity securities at December 31, 2012 and 2011 consisted of investments in various industry groups.  There were not any significant investments in banks, trust or insurance companies at December 31, 2012.  Short-term investments, which consist primarily of money market instruments and certificates of deposit which have an original maturity of one year or less, are carried at cost, which approximates fair value due to the short duration to maturity.  In addition, at December 31, 2012 and 2011, the Company held investments that are accounted for using the equity method (see Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.)

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

EMPLOYEES

The Company and its subsidiaries had 205 full-time employees and 7 part-time employees as of December 31, 2012.  None of the employees are covered by any collective bargaining agreements.  Management considers its relationship with its employees to be favorable.

ADDITIONAL INFORMATION

The Company’s internet address is www.invtitle.com. The contents of the Company’s website are not and shall not be deemed a part of this document or any other Securities and Exchange Commission filing.  The Company makes available free of charge through its internet website its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”), and also makes available the Section 16 reports on Forms 3, 4 and 5 of its insiders no later than the end of the business day following such filings.  The information is free of charge and may be reviewed and downloaded from the website at any time.  The public may read any material it has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The “Investor Relations” section of the Company’s website also includes its code of business conduct and ethics and the charters of the Audit, Compensation and Nominating Committees of its Board of Directors.

EXECUTIVE OFFICERS OF THE COMPANY

Following is information regarding the executive officers of the Company as of February 26, 2013.  Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	78	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	50	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	46	Executive Vice President, Secretary and Director

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

W. Morris Fine was named Vice President of the Company in 1992.  In 1993, he was named Treasurer of the Company and served in that capacity until 1997.  In 1997, he was named Executive Vice President and Secretary of the Company.  In 1999, he was appointed as a Director of the Company.  W. Morris Fine is the son of J. Allen Fine and the brother of James A. Fine, Jr.

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

The demand for the Company’s title insurance and other real estate transaction products and services varies over time and from year to year and is dependent upon, among other factors, the volume of commercial and residential real estate transactions and mortgage financing and refinancing transactions.  The volume of these transactions has historically been influenced by factors such as the state of the overall economy, the average price level of real estate sales and the availability and pricing of mortgage financing.  During an economic downturn or period of economic uncertainty, or when the availability of mortgage credit is limited or when mortgage interest rates are increasing, real estate activity typically declines. The cyclical nature of the Company’s business has caused volatility in revenue and profitability in the past and could do so in the future.

Demand for title insurance also depends in part upon the requirement by mortgage lenders and other participants in the secondary mortgage market that title insurance policies be obtained on residential and commercial real property.

The Company may experience material losses resulting from fraud, defalcation or misconduct.

Fraud, defalcation and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business.  Agents and approved attorneys typically handle large sums of money in trusts pursuant to the closing of real estate transactions.   Misappropriation of funds by any of these parties could result in severe title claims.  During the early years of the recent economic downturn, the Company experienced abnormally high losses for policies that were issued in 2006 and 2008 due to these factors.  Continuation of challenging economic conditions or economic uncertainty could result in further abnormal loss experience from fraud, defalcation and misconduct.

Adverse deviation from expected claims experience will result in lower net earnings.

The Company’s net income is affected by the extent to which its actual claims experience differs from the assumptions used in establishing reserves for claims.  Reserves for claims are established based on actuarial estimates of how much the Company will need to pay for reported claims, as well as claims which have been incurred but not yet reported.  In addition, management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims and other relevant factors in determining loss provision rates and the aggregate recorded expected liability for claims. Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of reserves for claims, the Company cannot determine precisely the amounts which it will ultimately pay to settle its claims.  Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future.  To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, the Company could be required to increase reserves.  Since title claims are often complex with widely varying dollar loss potentials, the ultimate exposure is often uncertain.  Therefore, reserve estimates are subject to variability.  Unfavorable economic conditions can lead to an increase in title insurance claims due to higher levels of defaults and foreclosures upon insured properties.  In addition, the Company may experience unexpected large losses periodically which require an increase in loss reserves.

Deterioration of economic and credit markets or economic uncertainty may cause a decline in the performance of the Company’s investments and could have a material adverse impact on net income.

The Company and its subsidiaries derive a substantial portion of their income from short-term investments and investments in investment grade municipal and corporate bonds and equity securities. The Company’s investment policy is designed to balance the competing objectives of asset quality and investment income.  Changes in general economic conditions, interest rates, activity levels in securities markets and other external factors could adversely affect the value of the Company’s investment portfolio and, in turn, the Company’s operating results and financial condition.  In recent years, economic and credit market conditions have adversely affected the ability of some issuers of debt securities to repay their obligations and have affected the market values of the underlying securities.  If the carrying value of the Company’s investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of its investments, which would negatively impact the Company’s results of operations and financial condition.

The Company relies upon North Carolina for a significant portion of its premiums and profitability.  Changes in the economic or regulatory environments in North Carolina could have an adverse impact on the Company.

North Carolina is the largest source of premium revenue for the title insurance subsidiaries and, in 2012, represented approximately 30.6% of total premiums earned by the Company.  A decrease in the level of real estate activity in North Carolina driven either by depressed economic conditions, changes in regulatory environments or other factors that could influence demand, could have a disproportionately negative impact on the Company’s financial results.

The Company’s insurance subsidiaries are subject to complex government regulations.  Changes in regulations may have an adverse effect on the Company’s results of operations.

The Company’s title insurance subsidiaries are subject to extensive regulations that are intended to protect policyholders and consumers.

The Consumer Financial Protection Bureau (“CFPB”), created by the Dodd-Frank Act, enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance covering the real estate settlement industry.

The nature and extent of state regulations, which vary from state to state, typically involve, among other matters, licensing and renewal requirements and trade and marketing practices, including, but not limited to the following:

●	licensing of insurers and agents;
●	capital and surplus requirements;
●	approval of premium rates for insurance;
●	limitations on types and amounts of investments;
●	limitations on the size of risks that may be insured by a single company;
●	filing of annual and other reports with respect to financial condition;
●	the amount of dividends and other payments made by insurance subsidiaries;
●	establishing reserves;
●	accounting and financing practices;
●	deposits of securities for the benefit of policyholders;
●	trade and marketing practices;
●	regulation of insurance;
●	approval of policy forms; and
●	use of personal information.

Insurance holding companies are subject to the regulation of intercompany transactions, changes in control and acquisitions, among others, by state regulators.

The Company’s other businesses also operate within state and federal guidelines.  Any changes in the regulatory environment could restrict its existing or future operations or make it more burdensome to conduct them.

Title insurance rate regulation could have an adverse impact on the Company’s results of operations.

Rates for title insurance vary by state and are subject to extensive regulation.  The process of implementing a rate change in most states involves pre-approval by the applicable state insurance regulator.  This regulation could impact the Company’s ability to adjust prices in the face of rapidly changing market conditions, which could adversely affect results of operations.

A downgrade from a rating agency could result in a loss of underwriting business.

The competitive positions of title insurance companies rely partly on ratings of their financial strength and claims-paying ability issued by independent rating agencies.  These ratings are periodically reviewed and may change from time to time.  A significant downgrade in the ratings of either of the Company’s insurance subsidiaries could negatively impact its ability to compete for new business and retain existing business and maintain licenses necessary to operate as title insurance companies in various states.

Competition affects the Company’s results of operations.

The title insurance industry is highly competitive.  Key competitive factors in the title insurance industry are quality of service, price within regulatory parameters, expertise, timeliness and the financial strength and size of the insurer.  Title companies compete for premiums by choosing various distribution channels which may include company-owned operations and issuing agency relationships with attorneys, lenders, realtors, builders and other settlement service providers.  Title insurance underwriters compete for agents on the basis of service, technology and commission levels.  Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and information than the Company.  The number and size of competing companies varies in the different geographic areas in which the Company operates.  Competition among the major providers of title insurance or the acceptance of new alternatives to traditional title products by the marketplace could adversely affect the Company’s operations and financial condition.

The Company may encounter difficulties managing technology changes, which could adversely affect its financial and operating results.

Technological changes in the title insurance industry are driven by competitive factors and regulatory changes.  Competition and technological advancements have resulted in faster information delivery and efficient, highly automated production processes.  The inability of the Company to manage, develop and successfully implement new or existing technology could negatively impact profitability.  Interruptions of services or unauthorized intrusions into the Company’s systems could corrupt or interfere with the transfer of data and negatively impact the Company’s operations and financial condition.

The Company depends on its ability to attract and retain key personnel and agents, and its inability to do so could adversely affect its business.

Competition for skilled and experienced personnel in the Company’s industry is high, and the success of the Company is substantially dependent on its ability to attract and retain such personnel.  The Company may have difficulty hiring the necessary marketing and management personnel to support any future growth.  The loss of a key employee or the failure of a key employee to perform could prevent the Company from realizing its growth potential.  Also, the Company’s results of operations and financial condition could be adversely affected if it is unsuccessful in attracting and retaining new agents.

Insurance regulations limit the ability of the Company’s insurance subsidiaries to pay dividends to the holding company.

The Company is an insurance holding company and it has no substantial operations of its own.  Its principal assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans.  The Company’s insurance subsidiaries are subject to regulations that limit the amount of dividends, loans or advances they can make to the Company.  The restriction on these amounts is based on the amount of the insurance subsidiaries’ unassigned surplus and net income, with certain adjustments.   Additionally, these subsidiaries are required to maintain minimum amounts of capital, surplus and reserves.  As of December 31, 2012, approximately $76,167,000 of consolidated stockholders’ equity represents the net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company.   In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior approval by the appropriate regulatory body.  These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or fund growth opportunities.

Regulatory investigations of the title insurance industry by governmental entities could result in legislation that could adversely impact our results of operations.

The title insurance industry is currently being scrutinized by both federal and state governmental agencies as to whether insurance codes of the various jurisdictions and the Real Estate Settlement Procedures Act and similar state, federal and foreign laws, among others,  have been violated by our competitors. To date, the Company has not received any inquiries; however, the results of these inquiries could lead to further regulation which could adversely affect our results of operations.

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

The Company has substantial deposits, including deposits that are owned by third parties with financial institutions. There is no guarantee the Company, whether through the Federal Deposit Insurance Corporation or otherwise, would recover the funds it has deposited should one or more of the financial institutions at which the Company maintains deposits fail.

The Company could be adversely affected by the possible reform of government-sponsored enterprises.

The federal government is currently in discussions regarding reform of The Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).   Fannie Mae and Freddie Mac often require the purchase of title insurance for home loans that they securitize.  Changes to these entities could impact the entire mortgage loan process and as a result, could impact the demand for title insurance.  The timing and results of reform are currently unknown; however, changes to these entities could adversely impact the Company and its results of operations.

Certain provisions of the Company’s shareholder rights plan may deter or discourage a takeover of the Company.

The Company has adopted a shareholders rights plan.  The rights set forth in the plan are not intended to prevent a takeover of the Company, and we believe the rights would be beneficial to the Company and its shareholders in the event of negotiations with a potential acquirer.  However, the shareholder rights plan could discourage transactions involving actual or potential changes of control, including transactions that may involve payment of a premium over prevailing market prices to the Company’s common shareholders.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The Company owns two adjacent office buildings and property located on the corner of North Columbia and West Rosemary streets in Chapel Hill, North Carolina, which serve as the Company's corporate headquarters.  The main building contains approximately 23,000 square feet and has on-site parking facilities.  The Company's subsidiaries, principally ITIC and NITIC, lease office space in 32 locations throughout North Carolina, South Carolina, Texas and Nebraska.  The Company believes that each of the office facilities occupied by the Company and its subsidiaries are in good condition, adequately insured and adequate for its present operations.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data and Dividends

The Common Stock of the Company is traded under the symbol "ITIC" on the NASDAQ Stock Market LLC. The number of record holders of common stock at December 31, 2012 was 347.  The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories. The following table shows, for the periods indicated, the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Global Market, and cash dividends declared.

	2012		2011
	High	Low	High	Low
First Quarter	$49.78	$35.80	$34.38	$30.01
Second Quarter	$56.93	$45.50	$43.67	$29.61
Third Quarter	$67.50	$48.17	$39.26	$28.79
Fourth Quarter	$70.31	$56.99	$38.78	$34.40

The Company paid cash dividends of $0.08 in the fourth quarter of 2012 and $0.07 per share in the first three quarters of 2012 and all four quarters of 2011, respectively.

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

The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended December 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				239,754
10/01/12 – 10/31/12	-	$-	-	239,754
11/01/12 – 11/30/12	1,959	59.69	1,959	498,041
12/01/12 – 12/31/12	17,536	60.12	17,536	480,505
Total	19,495	$60.07	19,495	480,505

For the quarter ended December 31, 2012, the Company purchased an aggregate of 19,495 shares of the Company’s common stock pursuant to the purchase plan (the “Plan”) that was publicly announced on June 5, 2000.  On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  The Company anticipates making further purchases under this Plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

ITEM 6.  SELECTED FINANCIAL DATA

(amounts in thousands except per share data)
For the Year	2012	2011	2010	2009	2008
Net premiums written	$102,331	$81,529	$61,462	$62,155	$63,662
Revenues	115,079	90,685	71,309	71,308	71,123
Investment income	3,980	3,595	3,671	3,783	4,559
Net income (loss) attributable to the Company	11,102	6,934	6,373	4,829	(1,183)

Per Share Data
Basic earnings (loss) per common share	$5.33	$3.22	$2.79	$2.11	$(0.50)
Weighted average shares outstanding—Basic	2,082	2,151	2,285	2,292	2,364
Diluted earnings (loss) per common share	$5.24	$3.20	$2.78	$2.10	$(0.50)
Weighted average shares outstanding—Diluted	2,117	2,170	2,290	2,299	2,364
Cash dividends per share	$0.29	$0.28	$0.28	$0.28	$0.28

At Year End
Assets	$171,918	$157,958	$153,485	$146,428	$139,858
Investments	130,779	125,701	129,998	123,682	115,892
Stockholders' equity	114,639	106,512	103,929	97,259	89,858
Book value/share	56.10	50.54	45.53	42.56	39.18

Performance Ratios
Net income (loss) attributable to the Company to:
Average stockholders' equity	10.04%	6.59%	6.34%	5.16%	(1.25)%
Total revenues	9.65%	7.65%	8.94%	6.77%	(1.66)%

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes in this report.  Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties.  Actual results may vary.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Operating revenues from the title segment accounted for 96.3% of the Company's operating revenues in 2012.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.

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

The cyclical nature of the residential and commercial real estate markets, and consequently, the land title industry, has historically caused fluctuations in revenues and profitability, and it is expected to continue to do so in the future.  Additionally, there are seasonal influences in real estate activity and accordingly in revenue levels for title insurers.

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

Business Trends and Recent Conditions

Beginning in 2008, the United States economy experienced one of the worst economic downturns since the Great Depression.  Events leading to the recession were primarily the collapse of the housing market and frozen credit markets, prompting the federal government to take unprecedented monetary and fiscal action to slow the economic rate of decline and instill consumer confidence.

Through the mid-2000’s, home values in the United States had sustained a long trend of rising values.  The Federal Reserve lowered short-term interest rates multiple times and home sales soared to record highs, while lenders simultaneously loosened underwriting standards, particularly with non-traditional loan products.  Lower underwriting standards and innovative loan products increased the supply of mortgage credit, particularly with high-risk borrowers, leading to a significant increase in loan defaults and foreclosures.  Beginning in September 2008, many financial firms failed or restructured, contributing to a widespread financial crisis in the United States.  Lenders responded to the financial crisis by implementing stricter loan underwriting standards, which, combined with high unemployment and weakened consumer confidence, reduced the demand for homes.

In an attempt to stabilize the struggling housing market, the U.S. government took steps to provide economic stimulus during 2009 and 2010.  In October 2011, the Federal Housing Agency (“FHA”) announced modifications to the Home Affordable Refinance Program (“HARP,”) that allows for easier refinancing of homes where mortgage values exceed property values, provided the borrower meets certain criteria.  The revised version of HARP, also known as HARP 2.0, streamlines the underwriting process, removes the maximum loan-value restriction for 30-year fixed rate mortgages and reduces or eliminates risk-based fees charged by Fannie Mae and Freddie Mac. This plan is set to expire in December 2013.

The Mortgage Bankers Association’s ("MBA") January 15, 2013 Mortgage Finance Forecast (the “MBA Forecast”) projects 2013 mortgage originations to decrease 19.4% from 2012 levels to $1,410 billion, with purchasing activity increasing 17.7% to $592 billion and refinancing activity decreasing 34.4% to $818  billion.  In 2012, refinancing activity accounted for 71.3% of all mortgage originations and is projected to represent 58.0% of mortgage originations in 2013.  The projected decline in refinancing activity relates to projected increases in interest rates.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.66% and 4.45% for the years ended December 31, 2012 and 2011, respectively.  Lower interest rates coupled with the HARP modifications resulted in increased levels of refinance activity during 2012 for the overall real estate industry.  According to the MBA Forecast, refinancing is expected to decline through 2013 as interest rates climb to a projected 4.4% in the fourth quarter of 2013.

Currently, the U.S. economy is showing mixed signals with several federal programs in various stages.  In June 2011, the Federal Reserve’s program of purchasing U.S. Treasury Bonds to reduce long-term interest rates, Quantitative Easing 2, ended.   In September 2011, the Federal Reserve announced the “Operation Twist” program, which involved selling short-term Treasury bonds in exchange for the same amount of longer-term bonds.  This program expired in the fourth quarter of 2012.  In September 2012, the Federal Reserve announced a new round of Quantitative Easing, “QE 3,” in which it will purchase mortgage backed securities at a rate of $40 billion per month and, with the end of Operations Twist, $45 billion per month of longer-term Treasury securities.  There is no stated end date associated with this round of Quantitative Easing.  The Federal Reserve is also issuing disclosures on a periodic basis that include projections of the federal funds rate and expected actions.  In December 2012, guidance stated that the federal fund rate will remain exceptionally low until unemployment is below 6.5% and inflation exceeds 2.5%.

According to the MBA January 2013 Economic and Mortgage Finance Commentary (the “MBA Commentary,”) 2013 should see modest growth relative to 2012 with a slight rise in gross domestic product, relatively flat personal consumption expenditures, and an expected decrease in the unemployment rate to 7.3%.  In January 2013, the federal government averted the fiscal cliff and the United States House of Representatives and Senate passed measures to temporarily lift the debt ceiling until May 18, 2013.  There are also ongoing discussions regarding the possible reform of The Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).   Fannie Mae and Freddie Mac often require the purchase of title insurance for home loans that they securitize and any changes made to these entities could impact the entire mortgage loan process and as a result, could impact the demand for title insurance.  Despite projected modest economic growth, increasing home prices and greater real estate activity, the overall economic outlook still remains uncertain, and, could result in volatility in the real estate market.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors.  Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

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

Reserves for Claim Losses:

The Company’s reserves for claims are established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”).  The total reserve for all losses incurred but unpaid as of December 31, 2012 is represented by the reserve for claims of approximately $39,078,000 in the accompanying Consolidated Balance Sheets.  Of that total, approximately $5,166,000 was reserved for specific claims which have been reported to the Company, and approximately $33,912,000 was reserved for IBNR claims.

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

There are key assumptions that materially affect the reserve estimates.  The Company assumes the reported liability for known claims and IBNR, in the aggregate, will be comparable to its historical claims experience unless factors, such as loss experience, change significantly.  The factors the Company considered for the recently completed fiscal year did not cause any of its key assumptions to change from assumptions used in the immediately preceding period.  Also affecting the Company’s assumptions are large losses related to fraud and defalcation, as these can cause significant variances in loss emergence patterns.  Management defines a large loss as one where incurred losses exceed $250,000.  Due to the small volume of large claims, the long-tail nature of title insurance claims and the inherent uncertainty in loss emergence patterns, large claim activity can vary significantly between policy years.  The estimated development of large claims by policy year is therefore subject to significant changes as experience develops.  The Company has generally followed the same methodology for estimating loss reserves.  The loss provision rate is set to provide for losses on current year policies and changes in prior year estimates.

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

The key actuarial assumptions are principally loss development factors and expected loss ratios.  The selected loss development factors are based on a combination of the Company’s historical loss experience and title industry loss experience.  Expected loss ratios are estimated for each policy year based on the Company’s own experience and title industry loss ratios.  When updated data is incorporated into the actuarial models, the resulting loss development factors and expected loss ratios will likely change from the prior values.  Changes in these values from 2011 through 2012 have been the result of actual Company and industry experience during the calendar year and not changes in assumptions.

If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased two loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2012, would be as follows.  Company management believes that using a sensitivity of two loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Increase in Loss Ratio of two percentage points	$(1,351,000)

Decrease in Loss Ratio of two percentage points	$1,351,000

Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the Company’s reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2012.  The ultimate settlement of policy and contract claims will likely vary from the reserve estimates included in the Company’s Consolidated Financial Statements.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a material adverse effect on the Company's financial position or operating results.

Premiums Written and Commissions to Agents:

Generally, title insurance premiums are recognized at the time of closing of the related real estate transaction, as the earnings process is then considered complete.  Policies or commitments are issued upon receipt of final certificates or preliminary reports with respect to titles. Title insurance commissions earned by the Company's agents, taxes and a provision for claims losses are recognized as expenses concurrent with recognition of related premium revenue.

The Company's premium revenues from certain agency operations include accruals based on estimates.  These accruals estimate unreported agency premiums related to transactions which have settled as of the balance sheet date.  Accruals for premiums from certain agencies are necessary because of the lag between policy effective dates and the reporting of these transactions to the Company by the agents.  The lag time has historically been between 30 and 120 days, with the majority of agencies reporting within 60 to 90 days.  The lag time is reviewed periodically to monitor accruals. The accrual of premium revenues is based on historical data that includes transactional volume, fluctuations in the real estate market and the mix between refinance and purchase transactions.  There have been no material changes in historical estimates during the periods presented.

Quarterly, the Company evaluates the collectability of receivables. Premiums not collected within 6 months are fully reserved. Write-offs of receivables have not been material to the Company.

Valuation and Impairment of Investments in Securities:

Securities held principally for resale in the near term are classified as trading securities and recorded at fair values.  Realized and unrealized gains and losses on trading securities are included in other income. Securities that are not classified as either trading securities or held-to-maturity securities, and, securities for which the Company has the intent and ability to hold to maturity, are classified as available-for-sale and reported at fair value with unrealized gains and losses, adjusted for other-than-temporary declines in fair value, reported as accumulated other comprehensive income.  As of December 31, 2012 and 2011, all of the Company’s invested securities were classified as available-for-sale.  Realized gains and losses on the sale of investments are determined using the specific identification method.

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

Deferred Taxes:

The Company recorded net deferred tax liabilities at December 31, 2012 and December 31, 2011.  The deferred tax liabilities recorded during both periods primarily relates to net unrealized gains on investments and recorded reserves for claims, net of statutory premium reserves.   See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the Company’s deferred taxes.

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

	2012	%	2011	%
Title Insurance	$105,931,024	96.3%	$83,420,562	95.8%
All Other	4,101,418	3.7%	3,640,999	4.2%
Total	$110,032,442	100.0%	$87,061,561	100.0%

Title Insurance

Net Premiums and Title Orders: Net premiums written increased 25.5% in 2012 to $102,331,102, compared with $81,529,333 in 2011.  The volume of title orders increased 17.6% in 2012 to 240,233 compared with 204,230 in 2011.  The increase in net premiums written and title orders from 2011 is attributable to widespread volume increases across multiple markets, as overall mortgage activity increased substantially for both refinancing and purchasing transactions.  Additionally, new industry-wide premium charges and rate increases for certain markets also contributed to the increase in premiums.

Title insurance companies typically issue title insurance policies directly through branch offices or through title agencies.  Following is a breakdown of premiums generated by branch and agency operations for the years ended December 31:

	2012	%	2011	%
Home and Branch	$23,762,885	23.2%	$16,485,973	20.2%
Agency	78,568,217	76.8%	65,043,360	79.8%
Total	$102,331,102	100.0%	$81,529,333	100.0%

Home and Branch Office Net Premiums: In the Company's home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations increased 44.1% to $23,762,885 in 2012 compared with $16,485,973 in 2011.  The increase in 2012 for home and branch operations primarily reflects increased real estate activity and new industry-wide premium charges in the State of North Carolina that became effective March 1, 2012.  All of the Company's home office operations and the majority of branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina policies.

Agency Net Premiums:  When a policy is written through a title agency, the agency retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  Net premiums written by agencies increased 20.8% to $78,568,217 in 2012 compared with $65,043,360 in 2011.  The increase in net agency premiums in 2012 relates primarily to increased real estate activity and new industry-wide premium charges in certain markets that went into effect during the second half of 2012.

Following is a schedule of net premiums written in select states where the Company’s two insurance subsidiaries ITIC and NITIC currently underwrite title insurance:

State	2012	2011
North Carolina	$31,309,073	$21,693,505
Texas	25,451,717	26,321,570
South Carolina	8,772,882	6,707,675
Virginia	5,403,089	4,191,295
Michigan	5,098,116	4,344,196
All Others	26,513,249	18,431,055
Premiums	102,548,126	81,689,296
Reinsurance Assumed	15,659	17,147
Reinsurance Ceded	(232,683)	(177,110)
Net Premiums Written	$102,331,102	$81,529,333

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $7,701,340 and $5,532,228 for 2012 and 2011, respectively.  The increase in 2012 was primarily related to increases in earnings of unconsolidated affiliates, other fee income, income from trust and investment management services and exchange services income.

Non-operating Revenues

Investment income and realized gains and losses from investments are included in non-operating revenues.

Investment Income

The Company derives a substantial portion of its income from investments in municipal and corporate bonds and equity securities.  The Company's title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders.  Bonds totaling approximately $6,700,000 and $6,704,000 at December 31, 2012 and 2011, respectively, are deposited with the insurance departments of the states in which business is conducted.

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

Investment income was $3,980,411 in 2012 compared with $3,595,036 in 2011.  The increase in investment income in 2012 was due primarily to an increase in the portfolio of equity securities offset by lower levels of interest earned on fixed maturities and short-term funds.  See Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.

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

Net realized gain on investments was $1,066,239 for 2012 compared with $28,559 for 2011.  The year-to-date 2012 net gain included impairment charges of $99,940 on certain investments and other assets that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $1,166,179. The 2011 net realized gain included impairment charges of $325,391 on certain investments and other assets, including property acquired in the settlement of claims, that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $353,950.  Management believes unrealized losses on remaining fixed income and equity securities at December 31, 2012 are temporary in nature.

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

Expenses

The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provisions for claims and office occupancy and operations.  Operating expenses in 2012 increased 21.9% compared with 2011 primarily due to increases in commissions, salaries, employee benefits and payroll taxes, provision for claims and professional and contract labor fees.

Following is a summary of the Company's operating expenses for 2012 and 2011. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 13 in the accompanying Consolidated Financial Statements.

	2012	%	2011	%
Title Insurance	$93,617,230	94.6%	$76,539,187	94.3%
All Other	5,381,955	5.4%	4,647,033	5.7%
Total	$98,999,185	100.0%	$81,186,220	100.0%

On a combined basis, the after-tax profit margins were 9.6% and 7.6% in 2012 and 2011, respectively.  The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Title Insurance

Profit Margin:  The Company’s title insurance after-tax profit margin varies according to a number of factors, including the volume and type of real estate activity.  Profit margins for the title insurance segment were 10.4% and 8.7% in 2012 and 2011, respectively. The increase in after-tax profit margin in 2012 compared with 2011 is primarily related to increased real estate activity, new industry wide premium charges that went into effect during 2012, and gains in net realized gains and investment income.

Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 19.8% to $59,427,070 in 2012 from $49,596,250 in 2011.  This increase was primarily due to an increase in agency business.  Commission expense as a percentage of net premiums written by agents was 75.6% and 76.3% in 2012 and 2011, respectively.  Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provisions for Claims: The provision for claims as a percentage of net premiums written was 5.9% and 4.1% in 2012 and 2011, respectively.  The increase in the provision for claims as a percentage of net premiums written for 2012 was primarily due to the provision rate for 2011 being lowered by favorable loss development experienced.  An additional factor was the 2012 increase in the relative share of North Carolina premiums as a percentage of the total premiums.  The loss provision rate in North Carolina trends higher due to relatively low premium rates compared with the Company’s other markets.

The increase in the loss provision rate in 2012 from the 2011 level resulted in approximately $1,877,000 more in reserves than would have been recorded at the lower 2011 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $4,990,115 and $3,545,127 in 2012 and 2011, respectively.

Reserves for Claims:  At December 31, 2012, the total reserve for claims was $39,078,000.  Of that total, approximately $5,166,000 was reserved for specific claims, and approximately $33,912,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $21,877,186 and $18,552,504 for 2012 and 2011, respectively.  Salaries and related costs increased by approximately 17.9% in 2012 compared with 2011.  The increase in 2012 was primarily due to increased levels of business, additional headcount related to technology and system development initiatives and higher levels of profitability driving increases in levels of variable compensation.  On a consolidated basis, salaries and employee benefits as a percentage of total revenues were 19.0% and 20.5% in 2012 and 2011, respectively.

Office Occupancy and Operations: Overall office occupancy and operations as a percentage of total revenues was 3.4% and 4.1% in 2012 and 2011, respectively.  The dollar increase in office occupancy and operations expense in 2012 compared with 2011 was due primarily to increases in rent, office supplies, telecommunications, equipment and postage, all related to increased business activity.

Business Development:  Business development expenses increased $180,564 to $1,887,398 in 2012, compared with $1,706,834 in 2011, primarily due to increases in travel and marketing expenses related to higher levels or real estate activity.

Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium tax rates vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.8% and 2.1% in 2012 and 2011.

Professional and Contract Labor Fees: Professional and contract labor fees were $2,487,582 in 2012 compared with $1,513,466 in 2011.  The increase in 2012 primarily related to increases in contract labor expenses associated with technology and system development initiatives and increased staffing needs.

Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes.  The increase in 2012 from 2011 primarily relates to an increase in filing fees and local taxes.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate with transaction volume of the title segment and the trust division.

Income Taxes

The provision for income taxes was $4,889,000 and $2,565,000 for the years ended December 31, 2012 and 2011, respectively.  Income tax expense as a percentage of earnings before income taxes was 30.4% and 27.0%, for the years ended December 31, 2012 and 2011, respectively.  The increase for 2012 from 2011 was primarily due to a higher proportion of taxable to tax-exempt investment income.  The effective income tax rate for both 2012 and 2011 was below the U.S. federal statutory income tax rate (34%), primarily due to the effect of tax-exempt income.  Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized, impairment and unrecognized losses recorded through December 31, 2012 will be realized.  However, this judgment could be impacted by further market fluctuations.  Information regarding the components of the income tax expense and items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the accompanying Consolidated Financial Statements.

Net Income Attributable to the Company

The Company reported net income attributable to the Company of $11,102,496 and $6,933,936, or $5.24 and $3.20 per share on a diluted basis in 2012 and 2011, respectively.  Total revenues for 2012 increased 26.9% to $115,079,092 from $90,685,156 while expenses for 2012 increased 21.9% to $98,999,185 from $81,186,220.  The increases in both revenues and expenses in 2012 is attributable to widespread volume increases across multiple markets, as overall mortgage activity increased substantially, as well as new industry-wide premium charges and rate increases for certain markets.

Liquidity and Capital Resources

Net cash flows provided by operating activities were $8,707,514 and $9,007,159 for 2012 and 2011, respectively.  Cash flows from operating activities decreased from 2011 to 2012, primarily due to the increase in receivables, partially offset by an increase in net income.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders, and operating requirements.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends.  In 2012, the Company had a higher level of investment purchase activity and fewer repurchases of shares of common stock compared with the same period in 2011.

The net effect of all activities on total cash and cash equivalents was an increase of $2,767,760 for 2012 and an increase of $9,925,227 for 2011.  As of December 31, 2012, the Company held cash and cash equivalents of $20,810,018, short-term investments of $13,567,648, fixed maturity securities of $81,936,978 and equity securities of $28,510,933.

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

The Company's ability to pay dividends and operating expenses is dependent on funds received from the insurance subsidiaries, which are subject to regulation in the states in which they do business.  Each state regulates the extent to which title underwriters can pay dividends or make distributions.  As of December 31, 2012, approximately $76,167,000 of the consolidated stockholders' equity represented net assets of the Company's subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior approval from the respective state insurance department.  These regulations require prior regulatory approval of the payment of dividends and other intercompany transfers.  The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company's current operating needs.

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

Purchase of Company Stock: On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Plan, such that there was authority remaining under the Plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the Plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the Plan will expire when all shares authorized for purchase under the Plan have been purchased.  Pursuant to this approval, the Company has purchased 70,702 shares in the twelve months ended December 31, 2012 and 182,615 shares in the twelve months ended December 31, 2011 at an average per share price of $56.23 and $32.53, respectively.  The Company anticipates making further purchases under this Plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures: During 2013, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases that are anticipated to be funded via cash flows from operations.  All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnifies against specific title risks.  Cash held by the Company for these purposes was approximately $11,689,000 and $15,562,000 as of December 31, 2012 and 2011, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled $55,580,000 and $35,359,000 as of December 31, 2012 and 2011, respectively.  These exchange deposits are held at third-party financial institutions.  These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income.  The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

External assets administered by the Investors Trust Company totaled over $650,000,000 and $600,000,000 for each of the years ended December 31, 2012 and 2011.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.

Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) updated requirements relating to the presentation of comprehensive income.  The objectives of this accounting update are to facilitate convergence of GAAP and International Financial Reporting Standards (“IFRS”), to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The main provisions of the guidance require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  For public entities, this update became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company complied with this update, and it did not have an impact on the Company’s financial condition or results of operations.

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

Pending Accounting Standards

In June 2011, the FASB updated requirements relating to the presentation of comprehensive income.  In December 2011, the FASB issued a subsequent update to defer those changes in the June 2011 update that relate to the presentation of reclassification adjustments.  All other requirements of the June 2011 update are not affected by the December 2011 update.  The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  On February 5, 2013, the FASB did add new disclosure requirements for items reclassified out of accumulated other comprehensive income.  This update will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The guidance is not expected to have an impact on the Company’s financial condition or results of operations.

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
Chapel Hill, NC

We have audited the accompanying consolidated balance sheets of Investors Title Company and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2013, expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP

High Point, North Carolina
March 14, 2013

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
Investors Title Company
Chapel Hill, NC

We have audited Investors Title Company and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.    A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 14, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

High Point, North Carolina
March 14, 2013

Investors Title Company and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2012	2011
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2012: $75,573,673; 2011: $78,783,968)	$81,936,978	$85,407,365
Equity securities, available-for-sale, at fair value (cost: 2012: $21,229,114; 2011: $17,652,745)	28,510,933	22,549,975
Short-term investments	13,567,648	14,112,262
Other investments	6,763,100	3,631,714
Total investments	130,778,659	125,701,316

Cash and cash equivalents	20,810,018	18,042,258
Premium and fees receivable (less allowance for doubtful accounts: 2012: $1,902,581; 2011: $1,218,000)	11,037,714	6,810,000
Accrued interest and dividends	1,037,447	1,108,156
Prepaid expenses and other assets	4,651,115	2,743,517
Property, net	3,603,323	3,553,216
Total Assets	$171,918,276	$157,958,463

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$39,078,000	$37,996,000
Accounts payable and accrued liabilities	15,477,545	12,330,383
Current income taxes payable	1,336,824	640,533
Deferred income taxes, net	893,156	479,363
Total liabilities	56,785,525	51,446,279

Commitments and Contingencies	-	-

Redeemable Noncontrolling Interest	493,861	-

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	-	-
Common stock - no par value (10,000,000 authorized shares; 2,043,359 and 2,107,681 shares issued and outstanding 2012 and 2011, respectively, excluding 291,676 shares
for 2012 and 2011 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	105,820,459	99,003,018
Accumulated other comprehensive income	8,818,430	7,509,165
Total stockholders’ equity	114,638,890	106,512,184
Total Liabilities and Stockholders’ Equity	$171,918,276	$157,958,463

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income

For the Years Ended December 31,	2012	2011
Revenues
Net premiums written	$102,331,102	$81,529,333
Investment income - interest and dividends	3,980,411	3,595,036
Net realized gain on investments	1,066,239	28,559
Other	7,701,340	5,532,228
Total Revenues	115,079,092	90,685,156

Operating Expenses
Commissions to agents	59,427,070	49,596,250
Provision for claims	6,072,115	3,342,427
Salaries, employee benefits and payroll taxes	21,877,186	18,552,504
Office occupancy and operations	3,936,653	3,722,803
Business development	1,887,398	1,706,834
Filing fees, franchise and local taxes	846,168	516,380
Premium and retaliatory taxes	1,885,760	1,729,830
Professional and contract labor fees	2,487,582	1,513,466
Other	579,253	505,726
Total Operating Expenses	98,999,185	81,186,220

Income before Income Taxes	16,079,907	9,498,936

Provision for Income Taxes	4,889,000	2,565,000

Net Income	$11,190,907	$6,933,936

Less: Net Income Attributable to Redeemable Noncontrolling Interests	88,411	-

Net Income Attributable to the Company	$11,102,496	$6,933,936

Basic Earnings per Common Share	$5.33	$3.22

Weighted Average Shares Outstanding – Basic	2,081,703	2,151,350

Diluted Earnings per Common Share	$5.24	$3.20

Weighted Average Shares Outstanding – Diluted	2,116,793	2,169,636

Cash Dividends Paid per Common Share	$0.29	$0.28

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income

For the Years Ended December 31,	2012	2011
Net income	$11,190,907	$6,933,936
Other comprehensive income, before tax:
Amortization related to prior year service cost	9,396	13,038
Amortization of unrecognized gain (loss)	680	(318)
Accumulated postretirement benefit obligation adjustment	(82,918)	(115,089)
Unrealized gains on investments arising during the year	3,190,737	2,886,294
Reclassification adjustment for sale of securities included in net income	(1,166,179)	(353,950)
Reclassification adjustment for write-down of securities included in net income	99,940	325,391
Other	(36,600)	-
Other comprehensive income, before tax	2,015,056	2,755,366
Income tax benefit related to postretirement health benefits	(24,764)	(34,804)
Income tax expense related to unrealized gains on investments arising during the year	1,122,003	976,277
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(426,017)	(122,594)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	34,569	116,027
Net income tax expense on other comprehensive income	705,791	934,906
Other comprehensive income	1,309,265	1,820,460
Comprehensive income	$12,500,172	$8,754,396
Less: Comprehensive income attributable to redeemable noncontrolling interest	(88,411)	-
Comprehensive income attributable to the Company	$12,411,761	$8,754,396

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders’
For the Years Ended December 31, 2011 and 2012	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2011	2,282,596	$1	$98,240,109	$5,688,705	$103,928,815
Net income attributable to the Company			6,933,936		6,933,936
Dividends ($0.28 per share)			(599,241)		(599,241)
Shares of common stock repurchased and retired	(182,615)		(5,940,463)		(5,940,463)
Stock options exercised	7,700		155,163		155,163
Share-based compensation expense			213,514		213,514
Amortization related to postretirement health benefits				8,394	8,394
Accumulated postretirement benefit obligation adjustment				(75,959)	(75,959)
Net unrealized gain on investments				1,888,025	1,888,025
Balance, December 31, 2011	2,107,681	$1	$99,003,018	$7,509,165	$106,512,184
Net income attributable to the Company			11,102,496		11,102,496
Dividends ($0.29 per share)			(603,334)		(603,334)
Shares of common stock repurchased and retired	(70,702)		(3,975,532)		(3,975,532)
Stock options exercised	6,380		160,557		160,557
Share-based compensation expense			74,553		74,553
Amortization related to postretirement health benefits				6,648	6,648
Accumulated postretirement benefit obligation adjustment				(54,726)	(54,726)
Net unrealized gain on investments				1,393,943	1,393,943
Other			58,701	(36,600)	22,101
Balance, December 31, 2012	2,043,359	$1	$105,820,459	$8,818,430	$114,638,890

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows

For the Years Ended December 31,	2012	2011
Operating Activities
Net income	$11,190,907	$6,933,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	486,922	475,679
Amortization, net	468,006	338,967
Amortization related to postretirement benefits obligation	10,076	12,720
Share-based compensation expense related to stock options	74,553	213,514
Increase (decrease) in allowance for doubtful accounts on premiums receivable	684,581	(203,000)
Net gain on disposals of property	(28,538)	(26,528)
Net realized gain on investments	(1,066,239)	(28,559)
Net earnings from other investments	(1,674,594)	(749,688)
Provision for claims	6,072,115	3,342,427
(Benefit) provision for deferred income taxes	(292,000)	21,000
Other	22,101	-
Changes in assets and liabilities:
(Increase) decrease in receivables	(4,912,295)	646,786
(Increase) decrease in other assets	(407,252)	77,056
Increase in accounts payable and accrued liabilities	2,372,995	1,913,799
Increase (decrease) in current income taxes payable	696,291	(415,823)
Payments of claims, net of recoveries	(4,990,115)	(3,545,127)
Net cash provided by operating activities	8,707,514	9,007,159

Investing Activities
Purchases of available-for-sale securities	(15,899,439)	(15,318,418)
Purchases of short-term securities	(6,347,527)	(1,883,562)
Purchases of other investments	(3,441,412)	(853,599)
Purchase of subsidiary	(350,000)	-
Proceeds from maturities of available-for-sale securities	15,646,381	9,851,523
Proceeds from sales and maturities of short-term securities	6,892,141	14,974,850
Proceeds from sales and distributions of other investments	2,301,647	861,865
Proceeds from sales of other assets	220,455	-
Purchases of property	(568,728)	(361,207)
Proceeds from disposals of property	65,837	31,157
Net cash (used in) provided by investing activities	(1,480,645)	7,302,609

Financing Activities
Repurchases of common stock	(3,975,532)	(5,940,463)
Exercise of options	160,557	155,163
Distributions to noncontrolling interests	(40,800)	-
Dividends paid	(603,334)	(599,241)
Net cash used in financing activities	(4,459,109)	(6,384,541)

Net Increase in Cash and Cash Equivalents	2,767,760	9,925,227
Cash and Cash Equivalents, Beginning of Year	18,042,258	8,117,031
Cash and Cash Equivalents, End of Year	$20,810,018	$18,042,258

Consolidated Statements of Cash Flows, continued
For the Years Ended December 31,	2012	2011
Supplemental Disclosures
Cash Paid During the Year for
Income Taxes, payments, net	$4,479,000	$2,963,000
Non cash net unrealized gain on investments, net of deferred tax provision of $(730,555) and $(969,710) for 2012 and 2011, respectively	$(1,393,943)	$(1,888,025)
Adjustments to postretirement benefits obligation, net of deferred tax provision of $(28,192) and $(39,130) for 2012 and 2011, respectively	$54,726	$75,959
Non-cash intangible assets acquired from purchase of subsidiary	$(1,481,900)	$-
Non-cash contingent liability from purchase of subsidiary	$691,250	$-

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business—Investors Title Company's (the "Company") primary business, and only reportable segment, is title insurance. The title insurance segment, through its two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC"), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies primarily through approved attorneys from underwriting offices and through independent issuing agents in 22 states and the District of Columbia primarily in the eastern half of the United States. The majority of the Company's business is concentrated in Illinois, Kentucky, Michigan, Nebraska, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia.

Principles of Consolidation and Basis of Presentation— The accompanying Consolidated Financial Statements include the accounts and operations of Investors Title Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) .   Earnings attributable to the redeemable noncontrolling interest are recorded on the Consolidated Statement of Income for majority-owned subsidiaries. The redeemable noncontrolling interest representing the portion of equity not related to the Company’s ownership interest is recorded as redeemable equity in a separate section of the Consolidated Balance Sheets.  All intercompany balances and transactions have been eliminated in consolidation.

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

Other Investments
Other investments consist primarily of investments in title insurance agencies structured as limited liability companies (“LLCs”), which are accounted for under the equity or cost methods of accounting. The aggregate cost of the Company’s cost method investments totaled $1,778,115 and $1,210,687 at December 31, 2012 and December 31, 2011, respectively. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

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

Reserves for Claims
The total reserve for all reported and unreported losses the Company incurred through December 31, 2012 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2012.  The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

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

Premiums Written and Commissions to Agents
Generally, title insurance premiums are recognized at the time of closing of the related real estate transaction, as the earnings process is then considered complete. Policies or commitments are issued upon receipt of final certificates or preliminary reports with respect to titles. Title insurance commissions earned by the Company's agents, taxes and a provision for claims losses are recognized as expenses concurrent with recognition of related premium revenue.

The Company's premium revenues from certain agency operations include accruals based on estimates. These accruals estimate unreported agency premiums related to transactions which have settled as of the balance sheet date. Accruals for premiums from certain agencies are necessary because of the lag between policy effective dates and the reporting of these transactions to the Company by the agents. The lag time has historically been between 30 and 120 days, with the majority of agencies reporting within 60 to 90 days. The lag time is reviewed periodically to monitor accruals.  The accrual of premium revenues is based on historical data that includes transactional volume, fluctuations in the real estate market and the mix between refinance and purchase transactions.  There have been no material changes in historical estimates during the periods presented.

Quarterly, the Company evaluates the collectability of receivables. Premiums not collected within 6 months are fully reserved. Write-offs of receivables have not been material to the Company.

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

Comprehensive Income
The Company's accumulated other comprehensive income is comprised of unrealized holding gains/losses on available-for-sale securities, net of tax, and unrecognized prior service cost and unrealized gains/losses associated with postretirement benefit liabilities, net of tax.  Accumulated other comprehensive income as of December 31, 2012 consists of $8,920,883 of unrealized holding gains on available-for-sale securities and $102,453 of unrecognized prior service cost and unrecognized actuarial losses associated with postretirement benefit liabilities.  Accumulated other comprehensive income as of December 31, 2011 consists of $7,563,541 of unrealized holding gains on available-for-sale securities and $54,376 of unrecognized prior service cost and unrealized losses associated with postretirement benefit liabilities.

Share-Based Compensation
The Company accounts for share-based compensation in accordance with the fair value based principles required by the Financial Accounting Standards Board (“FASB”).  Estimated compensation expense for awards outstanding at the effective date is recognized over their remaining service period using the compensation cost.  Share-based compensation cost is generally measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period.

As the share-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Other Intangible Assets
The Company’s other intangible assets consist of a non-compete agreement and referral relationships resulting from an agency acquisition and are recorded at fair value.  The referral relationships are amortized on a straight-line basis over the useful life and amortization of the non-compete contract will start at a future date when the related employment agreement is terminated.  Intangible assets are reviewed and tested for impairment at least quarterly.

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

Pending Accounting Standards
In June 2011, the FASB updated requirements relating to the presentation of comprehensive income.  In December 2011, the FASB issued a subsequent update to defer those changes in the June 2011 update that relate to the presentation of reclassification adjustments.  All other requirements of the June 2011 update are not affected by the December 2011 update.  The amendments were being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  On February 5, 2013, the FASB did add new disclosure requirements for items reclassified out of accumulated other comprehensive income.  This update will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The guidance is not expected to have an impact on the Company’s financial condition or results of operations.

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

2. Statutory Restrictions on Consolidated Stockholders' Equity and Investments

The Company has designated approximately $44,829,000 and $42,288,000 of retained earnings as of December 31, 2012 and 2011, respectively, as appropriated to reflect the required statutory premium and supplemental reserves.  See Note 8 for the tax treatment of the statutory premium reserve.

As of December 31, 2012 and 2011 approximately $76,167,000 and $73,216,000, respectively, of consolidated stockholders' equity represents net assets of the Company's subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval.

Bonds totaling approximately $6,700,000 and $6,704,000 at December 31, 2012 and 2011 respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments in Securities and Fair Value

The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at December 31 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Fixed maturities, available-for-sale, at fair value-
General obligations of U.S. States, territories and political subdivisions	$38,658,463	$3,211,445	$-	$41,869,908
Issuer obligations of U.S. States, territories and political subdivisions special revenue	18,933,299	1,909,106	10,455	20,831,950
Corporate debt securities	17,064,697	1,252,973	14,750	18,302,920
Auction rate securities	917,214	14,986	-	932,200
Total	$75,573,673	$6,388,510	$25,205	$81,936,978
Equity securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$21,229,114	$7,373,056	$91,237	$28,510,933
Total	$21,229,114	$7,373,056	$91,237	$28,510,933
Short-term investments-
Certificates of deposit and other	$13,567,648	$-	$-	$13,567,648
Total	$13,567,648	$-	$-	$13,567,648

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Fixed maturities, available-for-sale, at fair value-
General obligations of U.S. States, territories and political subdivisions	$41,469,367	$3,595,144	$64	$45,064,447
Issuer obligations of U.S. States, territories and political subdivisions special revenue	20,573,562	1,988,589	13,805	22,548,346
Corporate debt securities	12,188,639	1,202,149	148,616	13,242,172
Auction rate securities	4,552,400	-	-	4,552,400
Total	$78,783,968	$6,785,882	$162,485	$85,407,365
Equity securities, available-for sale at fair value-
Common stocks and nonredeemable preferred stocks	$17,652,745	$4,939,053	$41,823	$22,549,975
Total	$17,652,745	$4,939,053	$41,823	$22,549,975
Short-term investments-
Certificates of deposit and other	$14,112,262	$-	$-	$14,112,262
Total	$14,112,262	$-	$-	$14,112,262

The scheduled maturities of fixed maturity securities at December 31, 2012 were as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$8,717,614	$8,851,190
Due after one year through five years	49,575,672	53,834,059
Due five years through ten years	14,328,875	15,800,393
Due after ten years	2,951,512	3,451,336
Total	$75,573,673	$81,936,978

Earnings on investments for the years ended December 31 were as follows:

	2012	2011
Fixed maturities	$3,154,131	$3,233,988
Equity securities	815,674	347,843
Invested cash and other short-term investments	10,576	12,725
Miscellaneous interest	30	480
Investment income	$3,980,411	$3,595,036

Gross realized gains and losses on sales of available-for-sale securities for the years ended December 31 are summarized as follows:

	2012	2011
Gross realized gains:
General obligations of U.S. States, territories and political subdivisions	$250	$386
Corporate	52,396	20,459
Common stocks and nonredeemable preferred stocks	450,461	529,811
Auction rate securities	211,061	43,199
Total	714,168	593,855
Gross realized losses:
Common stocks and nonredeemable preferred stocks	(91,975)	(247,117)
Other than temporary impairment of securities	(93,436)	(280,987)
Total	(185,411)	(528,104)
Net realized gain	$528,757	$65,751

Realized gains and losses are determined on the specific identification method.  Also included in net realized gain on sales in the Consolidated Statements of Income are net gains and impairments of other investments and net gains (losses) on sales and impairments of property acquired in the settlement of claims totaling $537,482 and $(37,192) for the twelve months ended December 31, 2012 and 2011, respectively.

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2012 and 2011.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issuer obligations of U.S. States, territories and political subdivisions special revenue	$1,236,906	$(10,455)	$-	$-	$1,236,906	$(10,455)
Corporate debt securities	985,250	(14,750)	-	-	985,250	(14,750)
Total fixed maturity securities	$2,222,156	$(25,205)	$-	$-	$2,222,156	$(25,205)
Equity securities	2,551,215	(91,237)	-	-	2,551,215	(91,237)
Total temporarily impaired securities	$4,773,371	$(116,442)	$-	$-	$4,773,371	$(116,442)

December 31, 2011
General obligations of U.S. States, territories and political subdivisions	$663,666	$(64)	$-	$-	$663,666	$(64)
Issuer obligations of U.S. States, territories and political subdivisions special revenue	-	-	1,023,180	(13,805)	1,023,180	(13,805)
Corporate debt securities	3,015,769	(148,616)	-	-	3,015,769	(148,616)
Total fixed maturity securities	$3,679,435	$(148,680)	$1,023,180	$(13,805)	$4,702,615	$(162,485)
Equity securities	957,072	(40,893)	104,130	(930)	1,061,202	(41,823)
Total temporarily impaired securities	$4,636,507	$(189,573)	$1,127,310	$(14,735)	$5,763,817	$(204,308)

As of December 31, 2012, the Company held $2,222,156 in fixed maturity securities with unrealized losses of $25,205.  As of December 31, 2011, the Company held $4,702,615 in fixed maturity securities with unrealized losses of $162,485.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and likely will not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of December 31, 2012, the Company held $2,551,215 in equity securities with unrealized losses of $91,237.  As of December 31, 2011, the Company held $1,061,202 in equity securities with unrealized losses of $41,823.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity income securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 7 and 13 securities had unrealized losses at December 31, 2012 and December 31, 2011, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During 2012, the Company recorded an other-than-temporary impairment charge in the amount of $93,436 related to securities. During 2011, the Company recorded an other-than-temporary impairment charge in the amount of $280,987 related to securities, of which, $101,861 was related to Level 3 ARS that have had a history of being below cost and a change in intent not to sell.  Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Their fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining their fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from the pricing service, although as discussed below, the Company does consult other price resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of December 31, 2012 and 2011, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan ARS because quoted prices were unavailable due to the failure of auctions.  Some of the inputs to this model are unobservable in the market and are significant—therefore, the Company utilizes another third party pricing service to assist in the determination of fair market value of these securities.  That service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of December 31, 2012 and 2011:

	2012	2011
Cumulative probability of earning maximum rate until maturity	0.0%	0.0-0.1%
Cumulative probability of principle returned prior to maturity	96.1%	95.4-98.7%
Cumulative probability of default at some future point	3.9%	1.3-4.6%

Based upon these inputs and assumptions, the pricing service provides a range of values to the Company for its ARS.  The Company records the fair value based on the midpoint of the range and believes that this valuation is the most reasonable estimate of fair value.  In 2012 and 2011, the difference in the low and high values of the ranges was approximately zero and three percent of the carrying value of the Company’s ARS.

The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS.  The par value of the ARS bonds was $1,000,000 and $5,000,000 as of December 31, 2012 and 2011, respectively, with approximately 97.0% and 79.6% as of December 31, 2012 and 2011, respectively, guaranteed by the U.S. Department of Education.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of December 31, 2012 and 2011.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.  Level 3 assets are comprised solely of ARS.

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Short Term	$13,567,648	$-	$-	$13,567,648
Equity Securities
Common stock and nonredeemable preferred stock	28,510,933	-	-	28,510,933
Fixed Maturities
Obligations of U.S. States, territories and political subdivisions*	-	62,701,858	-	62,701,858
Corporate debt securities*	-	18,302,920	932,200	19,235,120
Total	$42,078,581	$81,004,778	$932,200	$124,015,559

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Short Term	$14,112,262	$-	$-	$14,112,262
Equity Securities
Common stock and nonredeemable preferred stock	22,549,975	-	-	22,549,975
Fixed Maturities
Obligations of U.S. States, territories and political subdivisions*	-	67,612,793	1,834,700	69,447,493
Corporate debt securities*	-	13,242,172	2,717,700	15,959,872
Total	$36,662,237	$80,854,965	$4,552,400	$122,069,602

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

Cost-basis investments

The estimated fair value of cost basis investments is calculated from the book value of the underlying entities, which is not materially different from the fair market value of the underlying entity.

Accrued dividends and interest

The carrying amount for accrued dividends and interest is a reasonable estimate of fair value due to the short-term maturity of these assets.

Contingent consideration

The fair value of the contingent consideration was estimated based on the discounted value of the future cash flows.  Contingent consideration consists of additional monies the Company may become obligated to pay based on the future performance of a business the Company acquired, as discussed in Note 18.

The carrying amounts and fair values of these financial instruments (please note investments are disclosed in a previous table) as of December 31, 2012 and 2011 are presented in the following table:

As of December 31, 2012:
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash	$20,810,018	$20,810,018	$20,810,018	$-	$-
Cost-basis investments	1,871,315	1,952,323	-	-	1,952,323
Accrued dividends and interest	1,037,447	1,037,447	1,037,447	-	-
Total	$23,718,780	$23,799,788	$21,847,465	$-	$1,952,323

Financial Liabilities
Contingent consideration	$691,250	$691,250	$-	$-	$691,250
Total	$691,250	$691,250	$-	$-	$691,250

As of December 31, 2011:
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash	$18,042,258	$18,042,258	$18,042,258	$-	$-
Cost-basis investments	1,303,887	1,688,262	-	-	1,688,262
Accrued dividends and interest	1,108,156	1,108,156	1,108,156	-	-
Total	$20,454,301	$20,838,676	$19,150,414	$-	$1,688,262

The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the twelve months ended December 31, 2012 and 2011:

Changes in fair value during the year ended December 31:	2012	2011
Beginning balance at January 1	$4,552,400	$5,472,244
Redemptions and sales	(3,900,000)	(900,000)
Realized gain – included in net realized gain on investments	211,061	43,199
Realized loss – included in net realized gain on investments	-	(101,861)
Unrealized gain - included in other comprehensive income	68,739	38,818
Ending balance at December 31	$932,200	$4,552,400

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), consisting solely of contingent consideration, for the twelve months ended December 31, 2012 and 2011:

Changes in fair value during the period ended:	2012	2011
Beginning balance at January 1	$-	$-
Addition of contingent consideration	691,250	-
Ending balance, net	$691,250	$-

 Certain cost method investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of December 31, 2012 and 2011.  The following table summarizes the corresponding estimated fair value hierarchy of such investments at December 31, 2012 and 2011 and the related impairments recognized:

December 31, 2012	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investments	Fair Value	Yes	$-	$-	$36,406	$36,406	$(6,504)
Other assets	Fair Value	Yes	-	-	-	-	-
Total cost method investments and other assets			$-	$-	$36,406	$36,406	$(6,504)

December 31, 2011	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investments	Fair Value	Yes	$-	$-	$58,281	$58,281	$(28,904)
Other assets	Fair Value	Yes	-	-	17,000	17,000	(15,500)
Total cost method investments and other assets			$-	$-	$75,281	$75,281	$(44,404)

4. Property and Equipment

Property and equipment and estimated useful lives at December 31 are summarized as follows:

	2012	2011
Land	$1,107,582	$1,107,582
Office buildings and improvements (25 years)	3,345,762	3,259,383
Furniture, fixtures and equipment (3 to 10 years)	5,209,505	5,114,112
Automobiles (3 years)	787,180	792,592
Total	10,450,029	10,273,669
Less accumulated depreciation	(6,846,706)	(6,720,453)
Property and equipment, net	$3,603,323	$3,553,216

5. Reinsurance

The Company assumes and cedes reinsurance with other insurance companies in the normal course of business.  Premiums assumed and ceded were approximately $16,000 and $233,000, respectively, for 2012 and $17,000 and $177,000, respectively, for 2011. Ceded reinsurance is comprised of excess of loss treaties, which protects against losses over certain amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event that the assuming insurance companies are unable to meet their obligations under these contracts.  The Company has not paid or recovered any reinsured losses during the years ended December 31, 2012 and 2011.

6. Reserves for Claims

Changes in the reserves for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

	2012	2011
Balance, beginning of year	$37,996,000	$38,198,700
Provisions related to:
Current year	7,650,959	6,845,338
Prior years	(1,578,844)	(3,502,911)
Total provision charged to operations	6,072,115	3,342,427
Claims paid, net of recoveries, related to:
Current year	(76,288)	(305,079)
Prior years	(4,913,827)	(3,240,048)
Total claims paid, net of recoveries	(4,990,115)	(3,545,127)
Balance, end of year	$39,078,000	$37,996,000

The Company continually refines its reserve estimates as current loss experience develops and credible data emerges.  Movements in the reserves related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data.  The 2012 calendar year change in the provision relating to prior years resulted mostly from favorable development in 2012 versus prior year related primarily to policy years 2010 and 2011.  Due to variances between actual and expected loss payments, loss development is subject to significant variability.

The Company does not recognize claim recoveries until an actual payment has been received by the Company.   During 2012, the Company realized claim recoveries of approximately $1,324,000.   During 2011, the Company realized claim recoveries of approximately $1,488,000.

The provision for claims as a percentage of net premiums written was 5.9% and 4.1% in 2012 and 2011, respectively.

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

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR claims follows:

	2012	%	2011	%
Known title claims	$5,166,370	13.2%	$6,233,501	16.4%
IBNR	33,911,630	86.8%	31,762,499	83.6%
Total loss reserves	$39,078,000	100.0%	$37,996,000	100.0%

In management's opinion, the reserves are adequate to cover claim losses which might result from pending and future claims.

7. Earnings Per Share and Stock Options

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future service that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method were 35,090 and 18,286 for 2012 and 2011, respectively.  The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

For the Years Ended December 31,	2012	2011
Net income attributable to the Company	$11,102,496	$6,933,936
Weighted average common shares outstanding - Basic	2,081,703	2,151,350
Incremental shares outstanding assuming
the exercise of dilutive stock options and SARs (share-settled)	35,090	18,286
Weighted average common shares outstanding - Diluted	2,116,793	2,169,636
Basic earnings per common share	$5.33	$3.22
Diluted earnings per common share	$5.24	$3.20

In 2011, 11,500 awards were excluded from the computation of diluted earnings per share because their exercise price was greater than the stock price and therefore considered anti-dilutive.  There were no potential shares excluded from the computation of diluted earnings per share in 2012.

The Company has adopted employee stock award plans (the "Plans") under which restricted stock, and options or stock appreciation rights (“SARs”) to purchase shares (not to exceed 500,000 shares) of the Company's stock, may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant.  SARs and options (which have predominantly been incentive stock options) awarded under the Plans thus far are exercisable and vest immediately or within one year or at 10% to 20% per year beginning on the date of grant and generally expire in five to ten years.  All SARs issued to date have been share-settled only.  No SARs were exercised in 2012 or 2011.

A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (years)	Value
Outstanding as of January 1, 2011	110,800	$28.77	4.51	$353,955
SARs granted	3,000	41.50
Options exercised	(7,700)	20.15
Options/SARs cancelled/forfeited/expired	(4,500)	28.61
Outstanding as of December 31, 2011	101,600	$29.81	3.91	$697,780
SARs granted	3,000	50.50
Options exercised	(6,380)	25.17
Options/SARs cancelled/forfeited/expired	(70)	31.00
Outstanding as of December 31, 2012	98,150	$30.74	3.17	$2,871,710

Exercisable as of December 31, 2012	97,150	$30.59	3.15	$2,857,350

Unvested as of December 31, 2012	1,000	$45.64	5.20	$14,360

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2012.  The intrinsic values of options exercised during 2012 and 2011 were approximately $153,000 and $118,000, respectively.

The following tables summarize information about fixed stock options outstanding at December 31, 2012:

			Options Outstanding at Year-End			Options Exercisable at Year-End
				Weighted	Weighted		Weighted
				Average	Average		Average
			Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$20.00	-	$27.96	2,400	0.76	$25.54	2,400	$25.54
27.98	-	31.99	750	1.07	31.20	500	31.27
33.32	-	36.79	2,000	2.38	36.79	2,000	36.79
$10.00	-	$36.79	5,150	1.43	$30.73	4,900	$30.72

			SARs Outstanding at Year-End			SARs Exercisable at Year-End
				Weighted	Weighted		Weighted
				Average	Average		Average
			Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$27.97	-	$27.97	75,000	3.17	$27.97	75,000	$27.97
32.00	-	32.00	2,500	3.39	32.00	2,500	32.00
33.31	-	33.31	3,000	4.38	33.31	3,000	33.31
36.80	-	58.59	12,500	3.58	46.51	11,750	46.25
$27.97	-	$49.04	93,000	3.27	$30.74	92,250	$30.58

In 2012, 3,900 options and SARs vested with a fair value of $64,700.

During both the second quarters of 2012 and 2011, the Company issued 3,000 share-settled SARs to the directors of the Company.  SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  As such, the SARs were valued using the Black-Scholes option valuation model.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the following table.  Expected volatilities are based on both the implied and historical volatility of the Company’s stock.  The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model.  The expected term of awards represents the period of time that SARs granted are expected to be outstanding.  The interest rate for periods during the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted-average fair values per share-settled SAR issued during 2012 and 2011 were $18.84 and $15.55, respectively, and were estimated using the following weighted-average assumptions:

	2012	2011
Expected Life in Years	5.0	5.0
Volatility	44.6%	43.6%
Interest Rate	0.8%	1.9%
Yield Rate	0.6%	0.8%

There was approximately $75,000 and $214,000 of compensation expense relating to shares vesting on or before December 31, 2012 and December 31, 2011, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income.  As of December 31, 2012, there was approximately $24,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock awards plans. That cost is expected to be recognized over a weighted-average period of approximately 4 months.

The estimated weighted-average grant-date fair value of SARs granted for the years ended December 31 was as follows:

For the Years Ended December 31,	2012	2011
Exercise price equal to market price on date of grant:
Weighted-average market price	$50.50	$41.50
Weighted-average grant-date fair value	$18.84	$15.55

There are no stock options or SARs granted where the exercise price is less than the market price on the date of grant.

8. Income Taxes

The components of income tax expense for the years ended December 31 are summarized as follows:

For the Years Ended December 31,	2012	2011
Current:
Federal	$5,018,000	$2,515,000
State	163,000	29,000
Total current	5,181,000	2,544,000
Deferred:
Federal	(305,525)	28,131
State	13,525	(7,131)
Total deferred	(292,000)	21,000
Total	$4,889,000	$2,565,000

For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in premium and retaliatory taxes in the Consolidated Statements of Income.

At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

For the Years Ended December 31,	2012	2011
Deferred income tax assets:
Accrued benefits and retirement services	$2,889,350	$2,491,168
Postretirement benefit obligation	52,791	28,026
Other-than-temporary impairment of assets	344,701	434,929
Reinsurance and commissions payable	19,087	38,969
Allowance for doubtful accounts	641,920	414,120
Net operating loss carryforward	12,000	30,000
Capital loss carryforward	-	5,194
Excess of book over tax depreciation	143,184	113,648
Other	410,052	491,479
Total	4,513,085	4,047,533
Deferred income tax liabilities:
Recorded reserves for claims, net of statutory premium reserves	399,217	290,318
Net unrealized gain on investments	4,687,264	3,956,708
Discount accretion on tax-exempt obligations	2,038	-
Other	317,722	279,870
Total	5,406,241	4,526,896
Net deferred income tax liabilities	$(893,156)	$(479,363)

At December 31, 2012 and 2011, no valuation allowance was recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these deferred income tax assets will be realized.

A reconciliation of income tax as computed for the years ended December 31 at the U.S. federal statutory income tax rate (34%) to income tax expense follows:

For the Years Ended December 31,	2012	2011
Anticipated income tax expense	$5,467,168	$3,229,638
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	107,580	19,140
Tax-exempt interest income (net of amortization)	(757,005)	(700,300)
Other, net	71,257	16,522
Provision for income taxes	$4,889,000	$2,565,000

In accounting for uncertainty in income taxes, the Company is required to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position.  In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  There were no unrecognized tax benefits or liabilities as of December 31, 2012.

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

9. Leases

The Company leases certain office facilities and equipment under operating leases. Rental expense also includes occasional rental of automobiles. Rent expense totaled approximately $692,000 and $623,000 in 2012 and 2011, respectively. The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2012, are summarized as follows:

Year Ended:
2013	$547,493
2014	396,276
2015	228,875
2016	161,473
2017	39,964
Thereafter	-
Total	$1,374,081

10. Retirement Agreements and Other Postretirement Benefit Plan

The Company has a 401(k) savings plan.  In order to participate, individuals must be employed for one full year and work at least 1,000 hours annually.  The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution.  Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code.  Expenses related to the 401(k) plan were approximately $518,000 and $479,000 for 2012 and 2011, respectively.

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

In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives.  The amount accrued for all agreements at December 31, 2012 and 2011 was approximately $6,303,000 and $5,740,000, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract.  Both the 2012 and 2011 accruals are included in the accounts payable and accrued liabilities line item of the Consolidated Balance Sheets.  These executive contracts are accounted for on an individual contract basis.  On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the Internal Revenue Code, and were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) plan.

On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance.   The benefits are unfunded.  Estimated future benefit payouts expected to be paid for each of the next five years are $3,993 in 2013, $4,462 in 2014, $4,930 in 2015, $5,395 in 2016, $9,489 in 2017 and $100,231 in the next five years thereafter.

Cost of the Company’s postretirement benefits included the following components:

	2012	2011
Net periodic benefit cost
Service cost – benefits earned during the year	$12,617	$19,503
Interest cost on projected benefit obligation	27,867	24,607
Amortization of unrecognized prior service cost	9,396	13,038
Amortization of unrecognized loss (gain)	680	(318)
Net periodic benefit cost at end of year	$50,560	$56,830

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The net amount in accumulated other comprehensive income is $(155,234), $(102,453) net of tax, for December 31, 2012, and $(82,392), $(54,376) net of tax, for December 31, 2011, and represents the net unrecognized actuarial losses and unrecognized prior service costs.  The effects of the funded status on the Company’s Consolidated Balance Sheets at December 31, 2012 and 2011 are presented in the following table:

	2012	2011
Funded status
Actuarial present value of future benefits:
Fully eligible active employee	$(401,553)	$(354,308)
Non-eligible active employees	(310,743)	(234,586)
Plan assets	-	-
Funded status of accumulated postretirement benefit obligation, recognized in other liabilities	$(712,296)	$(588,894)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2012 and 2011 includes the following:

	2012	2011
Accrued postretirement benefit obligation at beginning of year	$(588,894)	$(429,695)
Service cost – benefits earned during the year	(12,617)	(19,503)
Interest cost on projected benefit obligation	(27,867)	(24,607)
Actuarial loss	(82,918)	(115,089)
Accrued postretirement benefit obligation at end of year	$(712,296)	$(588,894)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

	2012	2011
Balance at beginning of year	$82,392	$(19,977)
Components of accumulated other comprehensive income:
Unrecognized prior service cost	(9,396)	(13,038)
Amortization of (loss) gain, net	(680)	318
Actuarial loss	82,918	115,089
Balance at end of year	$155,234	$82,392

The amounts currently in accumulated other comprehensive income, pre-tax, that will be recognized in as components of net periodic benefit costs in 2013 are:

Projected 2013
Amortization of unrecognized prior service cost	$(1,518)
Amortization of unrecognized loss	6,293
Net periodic benefit cost at end of year	$4,775

Assumed health care cost trend rates do have an effect on the amounts reported for the postretirement benefit obligations.  The following illustrates the effects on the net periodic postretirement benefit cost (“NPPBC”) and the accumulated postretirement benefit obligation (“APBO”) of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate as of December 31, 2012:

	One- Percentage Point Increase	One- Percentage Point Decrease
Net periodic postretirement benefit cost
Effect on the service cost component	$4,369	$(3,265)
Effect on interest cost	6,591	(5,010)
Total effect on the net periodic postretirement benefit cost	$10,960	$(8,275)
Accumulated postretirement benefit obligation (including active employees who are not fully eligible)
Effect on those currently receiving benefits (retirees and spouses)	$-	$-
Effect on active fully eligible	78,530	(60,962)
Effect on actives not yet eligible	86,245	(64,280)
Total effect on the accumulated postretirement benefit obligation	$164,775	$(125,242)

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

Escrow and Trust Deposits.  As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks.  Cash held by the Company for these purposes was approximately $11,689,000 and $15,562,000 as of December 31, 2012 and 2011, respectively.  These amounts are not considered assets of the Company and are excluded from the accompanying Consolidated Balance Sheets.  However, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchange Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $55,580,000 and $35,359,000 as of December 31, 2012 and 2011, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

12. Statutory Accounting

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities.

Combined capital and surplus on a statutory basis was $102,047,179 and $93,089,327 as of December 31, 2012 and 2011, respectively. Net income on a statutory basis was $11,035,792 and $6,416,684 for the twelve months ended December 31, 2012 and 2011, respectively.

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

Provided below is selected financial information about the Company's operations by segment for the two years ended December 31, 2012 and 2011:

	Title	All	Intersegment
2012	Insurance	Other	Elimination	Total
Operating revenues	$106,496,802	$4,931,574	$(1,395,934)	$110,032,442
Investment income	3,492,998	571,999	(84,586)	3,980,411
Net realized gain on investments	430,495	635,744	-	1,066,239
Total revenues	$110,420,295	$6,139,317	$(1,480,520)	$115,079,092
Operating expenses	94,909,649	5,433,207	(1,343,671)	98,999,185
Income before taxes	$15,510,646	$706,110	$(136,849)	$16,079,907
Assets	$136,042,848	$35,875,428	$-	$171,918,276

	Title	All	Intersegment
2011	Insurance	Other	Elimination	Total
Operating revenues	$83,420,562	$4,455,631	$(814,632)	$87,061,561
Investment income	3,174,148	502,557	(81,669)	3,595,036
Net realized gain (loss) on investments	97,640	(69,081)	-	28,559
Total revenues	$86,692,350	$4,889,107	$(896,301)	$90,685,156
Operating expenses	77,294,353	4,706,499	(814,632)	81,186,220
Income before taxes	$9,397,997	$182,608	$(81,669)	$9,498,936
Assets	$123,712,762	$34,245,701	$-	$157,958,463

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

In connection with the Plan, the Company's Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's common stock paid on December 16, 2002, to shareholders of record at the close of business on December 2, 2002. Each Right entitles the registered holder to purchase from the Company a unit (a "Unit") consisting of one one-hundredth of a share of Class A Preferred Stock. Under the Plan, the Rights detach and become exercisable upon the earlier of (a) ten (10) days following public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company's common stock, or (b) ten (10) business days following the commencement of, or first public announcement of the intent of a person or group to commence, a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of the Company's common stock. The exercise price, the kind and the number of shares covered by each right are subject to adjustment upon the occurrence of certain events described in the Plan.

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

The Rights are redeemable upon action by the Board of Directors at a price of $0.01 per right at any time before they become exercisable. Until the Rights become exercisable, they are evidenced only by the common stock certificates and are transferred with and only with such certificates.

On October 31, 2012, the Plan was amended to, among other things, extend the expiration date of the plan from November 11, 2012 to October 31, 2022 and increase the exercise price of the stock purchase rights from $80 per unit to $220 per unit.  In connection with the amendments to the shareholders’ rights plan, the Board of Directors of the Company also amended the Company’s Articles of Incorporation to increase the number of shares designated under the rights plan as Series A Participating Preferred Stock from 100,000 shares to 200,000 shares.  There were 1,000,000 shares of Preferred Stock authorized as of December 31, 2012 and 2011, with 200,000 and 100,000 of these shares, respectively, being designated Class A Junior Participating Preferred Stock.

15. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company invests its cash and cash equivalents into high credit quality security instruments.  On November 9, 2010, the Federal Deposit Insurance Corporation, (“FDIC”) issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC insured institutions.  All other deposits which exceed $250,000, including noninterest bearing transaction accounts prior to December 31, 2010, at each institution are not insured by the FDIC.  Of the $20.8 million in cash and cash equivalents on the Consolidated Balance Sheets at December 31, 2012, $3.2 million was not insured by the FDIC.  Of the $18.0 million in cash and cash equivalents at December 31, 2011, $1.2 million was not insured by the FDIC.

As scheduled, the unlimited insurance coverage for noninterest-bearing transaction accounts provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act expired on December 31, 2012.  Deposits held in noninterest-bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total insured up to at least $250,000.  Of the $20.8 million in cash and cash equivalents on the Consolidated Balance Sheets at December 31, 2012, $20.3 million was not insured by the FDIC after the expiration of unlimited coverage for noninterest-bearing transaction accounts.

16. Business Concentration

The Company generates a significant amount of title insurance premiums in Texas and North Carolina.  In 2012 and 2011, Texas accounted for 24.8% and 32.2% of total title premiums, respectively.  In 2012 and 2011, North Carolina accounted for 30.5% and 26.6% of total title premiums, respectively.

In 2012 and 2011, the Company had one agent that accounted for 14.0% and 22.6% of net premiums written, respectively.

17. Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investments in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets	2012	2011
Other investments	$4,892,000	$2,328,000
Premium and fees receivable	$1,011,000	$681,000

Financial Statement Classification, Consolidated Statements of Income	2012	2011
Net premiums written	$15,558,000	$11,004,000
Other income	$2,238,000	$1,336,000

18. Agency Acquisition

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

The contingent payment arrangement requires that the purchase price for the 70% majority interest be paid over the next two years and determined by multiplying United’s actual GAAP net income for the first full 24 calendar months subsequent to closing by an agreed upon factor.  In no event will the purchase price for the majority interest exceed $1,041,250.  The fair value of the contingent payment was derived using the Company’s best estimate (Level 3 inputs) of net income of approximately $859,000 during the 24-month period, discounted at a 15% rate, and limited to the contractual maximum. The resulting $691,250 contingent payment is categorized in the Consolidated Balance Sheets as accounts payable and accrued liabilities.  As of December 31, 2012, management’s calculation of the fair value of the contingent consideration was materially unchanged from its acquisition date amount.

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

As certain provisions of the membership interest purchase and sale agreement place the acquisition of the remaining 30% by ITIC out of ITIC’s control, the noncontrolling interest in United is deemed redeemable.  The redeemable noncontrolling interest is presented outside of permanent equity, as redeemable equity in the Consolidated Balance Sheets.  On the acquisition date, the fair value of the redeemable noncontrolling interest was $446,250. The fair value of the redeemable noncontrolling interest was based on the noncontrolling interest’s share of the value of net assets.

The following table provides a reconciliation of total redeemable equity for the periods ended December 31, 2012 and 2011:

Changes in fair value during the period ended:	2012	2011
Beginning balance at January 1	$-	$-
Redeemable noncontrolling interest resulting from subsidiary purchase	446,250	-
Net income attributable to redeemable noncontrolling interest	88,411	-
Distributions to noncontrolling interest	(40,800)	-
Balance, net	$493,861	$-

Fair valuation methods used for the identifiable tangible net assets acquired in that acquisition make use of discounted cash flows using current interest rates.  The fair value of identifiable net tangible assets at the acquisition date was $5,600.  Identifiable assets acquired include cash and fixed assets.  Liabilities assumed consisted of notes payable.

The transaction was accounted for using the acquisition method required by ASC 805, Business Combinations.  Accordingly, the Company recognized the required identifiable intangible assets of United.  There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service.  At acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships.  The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated.  The referral relationships are being amortized over a 12-year period using the straight-line method.  At December 31, 2012, accumulated amortization of intangible assets is $52,263.  Net intangible assets of $1,429,637 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of December 31, 2012.  In accordance with ASC 350, Intangibles––Goodwill and Other, the Company completed interim impairment testing and determined that the intangible assets assigned to United were not impaired at December 31, 2012.

The amortization of the non-compete contract will start at a future date when the related employment agreement is terminated.  Assuming that the amortization of the non-complete agreement begins on the first day subsequent to the employment period stated in the current employment agreement, estimated aggregate amortization expense for each of the five succeeding fiscal years are as follows:

Year Ended:
2013	$69,685
2014	134,253
2015	134,253
2016	134,253
2017	134,253
Thereafter	822,940
Total	$1,429,637

In the Consolidated Statement of Income, revenues and expenses include the operations of United since April 2, 2012, which is the acquisition date.  United was formed as a result of the Company’s acquisition, and had no net income prior to the acquisition date.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Management has assessed, and the Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2012.  The unqualified reports of management and Dixon Hughes Goodman LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B.  OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors,” “General Information - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Board of Directors and Committees – The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2013.  Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2013 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2013 and is incorporated by reference in this Annual Report on Form 10-K.

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2012.  The Company does not have any equity compensation plans that have not been approved by its shareholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	98,150	$30.74	244,000
Equity compensation plans not approved by shareholders	-	-	-
Total	98,150	$30.74	244,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Corporate Governance – Independent Directors” and “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” set forth in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2013 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2013 is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements.

The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2013.

/s/ J. Allen Fine	/s/ R. Horace Johnson
J. Allen Fine, Chairman of the Board and	R. Horace Johnson, Director
Chief Executive Officer
(Principal Executive Officer)

/s/ James A. Fine, Jr.	/s/ H. Joe King, Jr.
James A. Fine, Jr., President, Treasurer and	H. Joe King, Jr., Director
Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ W. Morris Fine	/s/ James R. Morton
W. Morris Fine, Executive Vice President,	James R. Morton, Director
Secretary and Director

/s/ David L. Francis	/s/ James H. Speed, Jr.
David L. Francis, Director	James H. Speed, Jr., Director

/s/ Richard M. Hutson, II
Richard M. Hutson, II, Director

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)	Articles of Incorporation dated January 22, 1973, incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3(ii)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973, incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3(iii)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987, incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3(iv)	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3(iii) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 11774

3(v)	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3(iv) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 11774

3(vi)	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 31, 2012, File No. 11774

3(vii)	Amended and Restated By-laws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 12, 2010, File No. 11774

4(i)
Amended and Restated Rights Agreement dated October 31, 2012, between the Company and Broadridge Issuer Solutions, Inc., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 2, 2012, File No. 11774

10(i)*	2001 Stock Option and Restricted Stock Plan, as amended and restated effective May 17, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 23, 2006, File No. 11774

10(ii)*
Form of Nonqualified Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(i) to Form 10-Q for the quarter ended March 31, 2006, File No. 11774

10(iii)*
Form of Nonqualified Stock Option Agreement to Non-employee Directors under the 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(ii) to Form 10-Q for the quarter ended March 31, 2006, File No. 11774

10(iv)*
Form of Incentive Stock Option Agreement under the 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(iii) to Form 10-Q for the quarter ended March 31, 2006, File No. 11774

10(v)*	Form of Stock Appreciation Rights Award Agreement under 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 23, 2006, File No. 11774

10(vi)*	Form of Stock Appreciation Rights Agreement under 2001 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2009, File No. 11774

10(vii)*	Amended and Restated Employment Agreement effective January 1, 2009 for J. Allen Fine, incorporated by reference to Exhibit 10(vii) to Form 10-K for the year ended December 31, 2008, File No. 11774

10(viii)*
Amended and Restated Employment Agreement effective January 1, 2009 for James A. Fine, Jr., incorporated by reference to Exhibit 10(viii) to Form 10-K for the year ended December 31, 2008, File No. 11774

10(ix)*	Amended and Restated Employment Agreement effective January 1, 2009 for W. Morris Fine, incorporated by reference to Exhibit 10(ix) to Form 10-K for the year ended December 31, 2008, File No. 11774

10(x)*
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

10(xii)*	Death Benefit Plan Agreement effective January 1, 2009 for W. Morris Fine, incorporated by reference to Exhibit 10(xii) to Form 10-K for the year ended December 31, 2008, File No. 11774

10(xiii)*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009, incorporated by reference to Exhibit 10(xiii) to Form 10-K for the year ended December 31, 2008, File No. 11774

10(xiv)*
Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009, incorporated by reference to Exhibit 10(xiv) to Form 10-K for the year ended December 31, 2008, File No. 11774

10(xv)*	2009 Stock Appreciation Right Plan, incorporated by reference to Appendix A to the Company’s Proxy Statement dated May 26, 2009, File No. 11774

10(xvi)*	Form of Stock Appreciation Rights Agreement under 2009 Stock Appreciation Right Plan, incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2011, File No. 11774

21	Subsidiaries of Registrant, filed herewith

23	Consent of Independent Registered Public Accounting Firm filed herewith

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

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