Form 10-Q
period 2013-03-31
INVESTORS TITLE CO
filed 2013-05-10
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X    No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___    No   X

As of April 15, 2013, there were 2,044,096 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2013 and December 31, 2012
(Unaudited)

	March 31, 2013	December 31, 2012
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013: $71,437,653; 2012: $75,573,673)	$77,498,573	$81,936,978
Equity securities, available-for-sale, at fair value (cost: 2013: $20,842,586; 2012: $21,229,114)	30,809,436	28,510,933
Short-term investments	19,839,497	13,567,648
Other investments	6,941,042	6,763,100
Total investments	135,088,548	130,778,659

Cash and cash equivalents	20,501,601	20,810,018
Premium and fees receivable (less allowance for doubtful accounts: 2013: $1,998,297; 2012: $1,902,581)	9,404,229	11,037,714
Accrued interest and dividends	882,517	1,037,447
Prepaid expenses and other assets	4,521,774	4,651,115
Property, net	3,737,380	3,603,323
Total Assets	$174,136,049	$171,918,276

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$38,308,000	$39,078,000
Accounts payable and accrued liabilities	12,929,995	15,477,545
Current income taxes payable	374,766	1,336,824
Deferred income taxes, net	2,516,444	893,156
Total liabilities	54,129,205	56,785,525

Commitments and Contingencies	-	-

Redeemable Noncontrolling Interest	503,549	493,861

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	-	-
Common stock - no par value (10,000,000 authorized shares; 2,045,968 and 2,043,359 shares issued and outstanding 2013 and 2012, respectively, excluding 291,676 shares
for 2013 and 2012 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	109,125,314	105,820,459
Accumulated other comprehensive income	10,377,980	8,818,430
Total stockholders’ equity	119,503,295	114,638,890
Total Liabilities and Stockholders’ Equity	$174,136,049	$171,918,276

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Net premiums written	$23,925,997	$19,667,420
Investment income - interest and dividends	920,485	977,261
Net realized gain on investments	16,344	192,881
Other	1,985,447	1,576,712
Total Revenues	26,848,273	22,414,274

Operating Expenses:
Commissions to agents	13,489,431	11,192,127
(Benefit) provision for claims	(389,058)	1,631,359
Salaries, employee benefits and payroll taxes	6,149,661	4,990,632
Office occupancy and operations	1,048,665	927,038
Business development	425,033	393,447
Filing fees, franchise and local taxes	180,570	351,922
Premium and retaliatory taxes	440,523	414,794
Professional and contract labor fees	614,443	400,537
Other	137,587	167,279
Total Operating Expenses	22,096,855	20,469,135

Income before Income Taxes	4,751,418	1,945,139

Provision for Income Taxes	1,365,000	513,000

Net Income	3,386,418	1,432,139

Less: Net Income Attributable to Redeemable Noncontrolling Interests	(9,688)	-

Net Income Attributable to the Company	$3,376,730	$1,432,139

Basic Earnings per Common Share	$1.65	$0.68

Weighted Average Shares Outstanding – Basic	2,044,801	2,100,835

Diluted Earnings per Common Share	$1.62	$0.67

Weighted Average Shares Outstanding – Diluted	2,083,999	2,128,788

Cash Dividends Paid per Common Share	$0.08	$0.07

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$3,386,418	$1,432,139
Other comprehensive income, before tax:
(Accretion) amortization related to prior year service cost	(380)	2,349
Amortization of unrecognized loss	1,573	170
Unrealized gains on investments arising during the period	2,398,989	1,996,426
Reclassification adjustment for sale of securities included in net income	(34,829)	(192,881)
Reclassification adjustment for write-down of securities included in net income	18,485	-
Other comprehensive income, before tax	2,383,838	1,806,064
Income tax expense related to postretirement health benefits	405	857
Income tax expense related to unrealized gains on investments arising during the year	828,745	691,943
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(11,989)	(66,056)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	7,127	-
Net income tax expense on other comprehensive income	824,288	626,744
Other comprehensive income	1,559,550	1,179,320
Comprehensive income	$4,945,968	$2,611,459
Less: Comprehensive income attributable to redeemable noncontrolling interest	(9,688)	-
Comprehensive income attributable to the Company	$4,936,280	$2,611,459

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

				Accumulated
	Common Stock		Retained	Other Comprehensive	Total Stockholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2012	2,107,681	$1	$99,003,018	$7,509,165	$106,512,184
Net income attributable to the Company			1,432,139		1,432,139
Dividends ($0.07 per share)			(147,097)		(147,097)
Shares of common stock repurchased and retired	(12,317)		(509,711)		(509,711)
Stock options exercised	2,200		45,062		45,062
Share-based compensation expense			17,690		17,690
Amortization related to postretirement health benefits				1,662	1,662
Net unrealized gain on investments				1,177,658	1,177,658
Balance, March 31, 2012	2,097,564	$1	$99,841,101	$8,688,485	$108,529,587

Balance, January 1, 2013	2,043,359	$1	$105,820,459	$8,818,430	$114,638,890
Net income attributable to the Company			3,376,730		3,376,730
Dividends ($0.08 per share)			(163,677)		(163,677)
Shares of common stock repurchased and retired	(1,791)		(114,958)		(114,958)
Stock options exercised	4,400		166,585		166,585
Share-based compensation expense			17,737		17,737
Amortization related to postretirement health benefits				788	788
Net unrealized gain on investments				1,558,762	1,558,762
Other			22,438		22,438
Balance, March 31, 2013	2,045,968	$1	$109,125,314	$10,377,980	$119,503,295

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$3,386,418	$1,432,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	139,324	113,752
Amortization, net	161,803	101,242
Amortization related to postretirement benefits obligation	1,193	2,519
Share-based compensation expense related to stock options	17,737	17,690
Increase in allowance for doubtful accounts on premiums receivable	95,716	209,000
Net gain on disposals of property	-	(6,309)
Net realized gain on investments	(16,344)	(192,881)
Net earnings from other investments	(379,696)	(335,664)
(Benefit) provision for claims	(389,058)	1,631,359
Provision for deferred income taxes	799,000	339,000
Other	22,439	-
Changes in assets and liabilities:
Decrease (increase) in receivables	1,537,769	(542,066)
Decrease in other assets	214,586	175,361
Decrease in accounts payable and accrued liabilities	(2,547,550)	(1,816,646)
Decrease in current income taxes payable	(962,058)	(492,271)
Payments of claims, net of recoveries	(380,942)	(1,342,359)
Net cash provided by (used in) operating activities	1,700,337	(706,134)

Investing Activities
Purchases of available-for-sale securities	(9,601)	(7,207,882)
Purchases of short-term securities	(6,286,175)	(2,226,674)
Purchases of other investments	(321,231)	(1,917,500)
Proceeds from sales and maturities of available-for-sale securities	4,470,026	3,093,116
Proceeds from sales and maturities of short-term securities	14,326	7,767,468
Proceeds from sales and distributions of other investments	504,500	256,014
Proceeds from sales of other assets	4,832	-
Purchases of property	(273,381)	(32,537)
Proceeds from disposals of property	-	9,000
Net cash used in investing activities	(1,896,704)	(258,995)

Financing Activities
Repurchases of common stock	(114,958)	(509,711)
Exercise of options	166,585	45,062
Dividends paid	(163,677)	(147,097)
Net cash used in financing activities	(112,050)	(611,746)

Net Decrease in Cash and Cash Equivalents	(308,417)	(1,576,875)
Cash and Cash Equivalents, Beginning of Period	20,810,018	18,042,258
Cash and Cash Equivalents, End of Period	$20,501,601	$16,465,383

Consolidated Statements of Cash Flows, continued

	Three Months Ended March 31,
	2013	2012
Supplemental Disclosures:
Cash Paid During the Year for:
Income taxes, payments, net	$1,507,100	$667,000
Non cash net unrealized gain on investments, net of deferred tax provision of $(823,883) and $(625,887) for 2013 and 2012, respectively	$(1,558,762)	$(1,177,658)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the "Notes to Consolidated Financial Statements" of Investors Title Company’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012 for a complete description of the Company’s significant accounting policies.

Principles of Consolidation – The accompanying unaudited Consolidated Financial Statements include the accounts and operations of Investors Title Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  Earnings attributable to the Company’s redeemable noncontrolling interest in a majority-owned insurance agency are recorded on the Consolidated Statements of Income. The redeemable noncontrolling interest representing the portion of equity not related to the Company’s ownership interest is recorded as redeemable equity in a separate section of the Consolidated Balance Sheets.  All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Subsequent Events - The Company has concluded that there were no material subsequent events requiring adjustment to or disclosure in its Consolidated Financial Statements.

Recently Issued Accounting Standards – In February 2013, the Financial Accounting Standards Board (“FASB”) updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income.  The main provisions of this guidance require an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the footnotes, the amount reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures providing additional detail about those amounts.  The amendments do not change the requirements for reporting net income or other comprehensive income in financial statements.  The Company complied with this update, and it did not have an impact on the Company’s financial condition or results of operations.

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

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the three months ended March 31, 2013 and the year ended December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
Balance, beginning of period	$39,078,000	$37,996,000
Provision, charged to operations	(389,058)	6,072,115
Payments of claims, net of recoveries	(380,942)	(4,990,115)
Ending balance	$38,308,000	$39,078,000

The total reserve for all reported and unreported losses the Company incurred through March 31, 2013 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under policies issued through March 31, 2013.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

Positive legal developments in several claim matters, coupled with a significant current quarter recovery of a claim payment made in a prior period, contributed to a benefit in the claims provision during the quarter.  In addition, claims experience for several recent policy years continued to emerge favorably in comparison with prior expectations.

A summary of the Company’s loss reserves, broken down into its components of known title claims and incurred but not reported claims (“IBNR”), follows:

	March 31, 2013%		December 31, 2012%
Known title claims	$4,288,643	11.2	$5,166,370	13.2
IBNR	34,019,357	88.8	33,911,630	86.8
Total loss reserves	$38,308,000	100.0	$39,078,000	100.0

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

Note 3 - Earnings Per Common Share and Share Awards

Basic earnings per common share are computed by dividing net income attributable to the company by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future service that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method, were 39,198 and 27,953 for the three months ended March 31, 2013 and 2012, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended
	March 31,
	2013	2012
Net income attributable to the Company	$3,376,730	$1,432,139
Weighted average common shares outstanding – Basic	2,044,801	2,100,835
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	39,198	27,953
Weighted average common shares outstanding – Diluted	2,083,999	2,128,788
Basic earnings per common share	$1.65	$0.68
Diluted earnings per common share	$1.62	$0.67

There were 4,500 potential shares excluded from the computation of diluted earnings per share for the three months ended March 31, 2012.  These potential shares were anti-dilutive because the underlying share awards were out-of-the-money.  There were no potential shares excluded from the computation of diluted earnings per share for the three months ended March 31, 2013.

The Company has adopted employee stock award plans under which restricted stock, and options or stock appreciation rights (“SARs”) to acquire shares (not to exceed 500,000 shares) of the Company's stock may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant.  SARs and options (which have predominantly been incentive stock options) awarded under the plans thus far generally expire in five to ten years and are exercisable and vest: immediately; within one year; or at 10% to 20% per year beginning on the date of grant.  All SARs issued to date have been share-settled only.

A summary of share-based award transactions for all share-based award plans follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term (Years)	Value
Outstanding as of January 1, 2012	101,600	$29.81	3.91	$697,780
SARs granted	3,000	50.50
SARs exercised	-	-
Options exercised	(6,380)	25.17
Options/SARs cancelled/forfeited/expired	(70)	31.00
Outstanding as of December 31, 2012	98,150	$30.74	3.17	$2,871,710
SARs granted	-	-
SARs exercised	(3,000)	41.25
Options exercised	(1,400)	30.59
Options/SARs cancelled/forfeited/expired	-	-
Outstanding as of March 31, 2013	93,750	$30.41	2.97	$3,624,608

Exercisable as of March 31, 2013	93,500	$30.41	2.97	$3,615,105

Unvested as of March 31, 2013	250	$31.06	1.44	$9,503

There was approximately $18,000 of compensation expense relating to SARs or options vesting on or before both March 31, 2013 and 2012, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income.  As of March 31, 2013, there was approximately $7,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 4 months.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$25,028,558	$1,226,251	$(343,365)	$25,911,444
Investment income	848,655	95,164	(23,334)	920,485
Net realized gain (loss) on investments	31,601	(15,257)	-	16,344
Total revenues	$25,908,814	$1,306,158	$(366,699)	$26,848,273
Operating expenses	20,865,372	1,557,427	(325,944)	22,096,855
Income (loss) before income taxes	$5,043,442	$(251,269)	$(40,755)	$4,751,418
Total assets	$136,734,324	$37,401,725	$-	$174,136,049

Three Months Ended March 31, 2012	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$20,273,756	$1,176,058	$(205,682)	$21,244,132
Investment income	853,831	143,847	(20,417)	977,261
Net realized gain on investments	182,414	10,467	-	192,881
Total revenues	$21,310,001	$1,330,372	$(226,099)	$22,414,274
Operating expenses	19,254,724	1,420,093	(205,682)	20,469,135
Income (loss) before income taxes	$2,055,277	$(89,721)	$(20,417)	$1,945,139
Total assets	$123,921,278	$35,000,416	$-	$158,921,694

Note 5 – Retirement Agreements and Other Postretirement Benefits

On November 17, 2003, the Company’s subsidiary, Investors Title Insurance Company, entered into employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement totaling $6,447,000 and $6,303,000 as of March 31, 2013 and December 31, 2012, respectively.  The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded.  These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets.  The following sets forth the net periodic benefits cost for the executive benefits for the periods ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012

Service cost – benefits earned during the year	$3,946	$3,154
Interest cost on the projected benefit obligation	7,103	6,967
(Accretion) amortization of unrecognized prior service cost	(380)	2,349
Amortization of unrecognized losses	1,573	170
Net periodic benefits costs	$12,242	$12,640

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Their fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining their fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from the pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of March 31, 2013 and December 31, 2012, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices were unavailable due to the failure of auctions.  Some of the inputs to this model are unobservable in the market and are significant—therefore, the Company utilizes another third party pricing service to assist in the determination of the fair market value of these securities.  That service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of March 31, 2013 and December 31, 2012:

	2013	2012
Cumulative probability of earning maximum rate until maturity	0.0%	0.0%
Cumulative probability of principal returned prior to maturity	96.0%	96.1%
Cumulative probability of default at some future point	4.0%	3.9%

Significant increases or decreases in any of the inputs in isolation would result in significant changes to the fair value measurement.  Generally, increases in default probabilities and liquidity risk premiums lower the fair market value while increases in principal being returned and earning maximum rates increase fair market values.

Based upon these inputs and assumptions, the pricing service provides a range of values to the Company for its ARS.  The Company records the fair value based on the midpoint of the range and believes that this valuation is the most reasonable estimate of fair value.  In 2013 and 2012, the difference in the low and high values of the ranges was between approximately three and four percent of the carrying value of the Company’s ARS.

The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of these securities was $1,000,000 as of March 31, 2013 and December 31, 2012,  with approximately 97.0% as of March 31, 2013 and December 31, 2012, guaranteed by the U.S. Department of Education.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of March 31, 2013 and December 31, 2012.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.  Level 3 assets are comprised solely of ARS.

As of March 31, 2013	Level 1	Level 2	Level 3	Total
Short-term Investments	$19,839,497	$-	$-	$19,839,497
Equity Securities
Common stock and nonredeemable preferred stock	30,809,436	-	-	30,809,436
Fixed Maturities
Obligations of states and political subdivisions*	-	60,339,739	-	60,339,739
Corporate debt securities*	-	16,228,034	930,800	17,158,834
Total	$50,648,933	$76,567,773	$930,800	$128,147,506

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Short-term Investments	$13,567,648	$-	$-	$13,567,648
Equity Securities
Common stock and nonredeemable preferred stock	28,510,933	-	-	28,510,933
Fixed Maturities
Obligations of states and political subdivisions*	-	62,701,858	-	62,701,858
Corporate debt securities*	-	18,302,920	932,200	19,235,120
Total	$42,078,581	$81,004,778	$932,200	$124,015,559

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

Cost-basis investments

The estimated fair value of cost-basis investments is calculated from the book value of the underlying entities, which is not materially different from the fair market value of the underlying entity.

Accrued dividends and interest

The carrying amount for accrued dividends and interest is a reasonable estimate of fair value due to the short-term maturity of these assets.

Contingent consideration

The fair value of contingent consideration was estimated based on the discounted value of future cash flows.  Contingent consideration consists of additional monies the Company may become obligated to pay based on the future performance of a business the Company acquired, as discussed in Note 10.

The carrying amounts and fair values of these financial instruments (please note investments are disclosed in a previous table) as of March 31, 2013 and December 31, 2012 are presented in the following table:

As of March 31, 2013:
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash	$20,501,601	$20,501,601	$20,501,601	$-	$-
Cost-basis investments	1,754,060	1,848,949	-	-	1,848,949
Accrued dividends and interest	882,517	882,517	882,517	-	-
Total	$23,138,178	$23,233,067	$21,384,118	$-	$1,848,949

Financial Liabilities
Contingent consideration	$691,250	$691,250	$-	$-	$691,250
Total	$691,250	$691,250	$-	$-	$691,250

As of December 31, 2012:
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash	$20,810,018	$20,810,018	$20,810,018	$-	$-
Cost-basis investments	1,871,315	1,952,323	-	-	1,952,323
Accrued dividends and interest	1,037,447	1,037,447	1,037,447	-	-
Total	$23,718,780	$23,799,788	$21,847,465	$-	$1,952,323

Financial Liabilities
Contingent consideration	$691,250	$691,250	$-	$-	$691,250
Total	$691,250	$691,250	$-	$-	$691,250

The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the period ended March 31, 2013 and the year ended December 31, 2012:

Changes in fair value during the period ended:	2013	2012
Beginning balance at January 1	$932,200	$4,552,400
Redemptions and sales	-	(3,900,000)
Realized gain – included in net realized gain on investments	-	211,061
Unrealized gain - included in other comprehensive income	(1,400)	68,739
Ending balance, net	$930,800	$932,200

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), consisting solely of contingent consideration, for the period ended March 31, 2013 and the year ended December 31, 2012:

Changes in fair value during the period ended:	2013	2012
Beginning balance at January 1	$691,250	$-
Addition of contingent consideration	-	691,250
Ending balance, net	$691,250	$691,250

Certain cost method investments are measured at estimated fair value on a non-recurring basis, such as investments that are impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of March 31, 2013 and December 31, 2012.

The following table summarizes the corresponding estimated fair value hierarchy of such investments at March 31, 2013 and December 31, 2012 and the related impairments recognized.

March 31, 2013	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investments	Fair Value	Yes	$-	$-	$31,315	$31,315	$(18,485)
Total cost method investments			$-	$-	$31,315	$31,315	$(18,485)

December 31, 2012	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investments	Fair Value	Yes	$-	$-	$36,406	$36,406	$(6,504)
Total cost method investments			$-	$-	$36,406	$36,406	$(6,504)

Note 7 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gains	Losses	Value
Fixed maturities, available-for-sale, at fair value-
General obligations of U.S. states, territories and political subdivisions	$37,864,558	$3,028,449	$11,011	$40,881,996
Special revenue obligations of U.S. states, territories and political subdivisions	17,612,648	1,851,821	6,726	19,457,743
Corporate debt securities	15,042,627	1,185,407	-	16,228,034
Auction rate securities	917,820	12,980	-	930,800
Total	$71,437,653	$6,078,657	$17,737	$77,498,573
Equity securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$20,842,586	$10,047,906	$81,056	$30,809,436
Total	$20,842,586	$10,047,906	$81,056	$30,809,436
Short-term investments-
Certificates of deposit and other	$19,839,497	$-	$-	$19,839,497
Total	$19,839,497	$-	$-	$19,839,497

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Fixed maturities, available-for-sale, at fair value-
General obligations of U.S. states, territories and political subdivisions	$38,658,463	$3,211,445	$-	$41,869,908
Special revenue obligations of U.S. states, territories and political subdivisions	18,933,299	1,909,106	10,455	20,831,950
Corporate debt securities	17,064,697	1,252,973	14,750	18,302,920
Auction rate securities	917,214	14,986	-	932,200
Total	$75,573,673	$6,388,510	$25,205	$81,936,978
Equity securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$21,229,114	$7,373,056	$91,237	$28,510,933
Total	$21,229,114	$7,373,056	$91,237	$28,510,933
Short-term investments-
Certificates of deposit and other	$13,567,648	$-	$-	$13,567,648
Total	$13,567,648	$-	$-	$13,567,648

The scheduled maturities of fixed maturity securities at March 31, 2013 were as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,920,278	$6,038,894
Due after one year through five years	48,713,658	52,822,544
Due five years through ten years	13,853,203	15,268,415
Due after ten years	2,950,514	3,368,720
Total	$71,437,653	$77,498,573

Gross realized gains and losses on securities for the three months ended March 31 are summarized as follows:

	2013	2012
Gross realized gains:
General obligations of U.S. states, territories and political subdivisions	$-	$250
Common stocks and nonredeemable preferred stocks	67,876	152,574
Auction rate securities	-	40,057
Total	$67,876	$192,881
Gross realized losses:
Common stocks and nonredeemable preferred stocks	$(37,879)	$-
Total	$(37,879)	$-
Net realized gain	$29,997	$192,881

Realized gains and losses are determined on the specific identification method.  Also included in net realized gain on investments in the Consolidated Statements of Income are impairments of other investments of $(18,485) offset by gains on other investments of $4,832 for a net totaling $(13,653) and $0 for the three months ended March 31, 2013 and 2012, respectively.

The following table presents the gross unrealized losses on investment securities and the fair value of the securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2013 and December 31, 2012.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2013	Value	Losses	Value	Losses	Value	Losses
General obligations of U.S. states, territories and
political sub-divisions	$1,118,337	$(11,011)	$-	$-	$1,118,337	$(11,011)
Special revenue obligations of U.S. states territories
and political sub-divisions	1,238,380	(6,726)	-	-	1,238,380	(6,726)
Total fixed income securities	$2,356,717	$(17,737)	$-	$-	$2,356,717	$(17,737)
Equity securities	$379,334	$(23,269)	$181,326	$(57,787)	$560,660	$(81,056)
Total temporarily impaired securities	$2,736,051	$(41,006)	$181,326	$(57,787)	$2,917,377	$(98,793)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
General obligations of U.S. states, territories and
political sub-divisions	$1,236,906	$(10,455)	$-	$-	$1,236,906	$(10,455)
Corporate debt securities	985,250	(14,750)	-	-	985,250	(14,750)
Total fixed income securities	$2,222,156	$(25,205)	$-	$-	$2,222,156	$(25,205)
Equity securities	$2,551,215	$(91,237)	$-	$-	$2,551,215	$(91,237)
Total temporarily impaired securities	$4,773,371	$(116,442)	$-	$-	$4,773,371	$(116,442)

As of March 31, 2013, the Company held $2,356,717 in fixed maturity securities with unrealized losses of $17,737.  As of December 31, 2012, the Company held $2,222,156 in fixed maturity securities with unrealized losses of $25,205.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of March 31, 2013, the Company held $560,660 in equity securities with unrealized losses of $81,056.  As of December 31, 2012, the Company held $2,551,215 in equity securities with unrealized losses of $91,237.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 5 and 7 securities had unrealized losses at March 31, 2013 and December 31, 2012, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During the first quarter of 2013 and 2012, the Company did not have other-than-temporary impairment charges for securities.  For the 2012 fiscal year, the Company recorded other-than-temporary impairment charges in the amount of $93,436 related to securities.  Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

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

Like-Kind Exchanges Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $47,815,000 and $55,580,000 as of March 31, 2013 and December 31, 2012, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Note 9 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investment in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of March 31,	As of December 31,
Consolidated Balance Sheets	2013	2012
Other investments	$5,187,000	$4,892,000
Premiums and fees receivable	$875,000	$1,011,000

Financial Statement Classification,	For the Three Months Ended March 31,
Consolidated Statements of Income	2013	2012
Net premiums written	$3,417,000	$3,383,000
Other income	$525,000	$474,000

Note 10 – Acquisition

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

The contingent payment arrangement requires that the purchase price for the 70% majority interest be paid over the next two years and determined by multiplying United’s actual GAAP net income for the first full 24 calendar months subsequent to closing by an agreed upon factor.  In no event will the purchase price for the majority interest exceed $1,041,250.  The fair value of the contingent payment was derived using the Company’s best estimate (Level 3 inputs) of net income of approximately $859,000 during the 24-month period, discounted at a 15% rate, and limited to the contractual maximum. The resulting $691,250 contingent payment is categorized in the Consolidated Balance Sheets as accounts payable and accrued liabilities.  As of March 31, 2013, management’s calculation of the fair value of the contingent consideration was materially unchanged from its acquisition date amount.

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

The following table provides a reconciliation of total redeemable equity for the periods ended March 31, 2013 and December 31, 2012:

Changes in fair value during the period ended:	March 31, 2013	December 31, 2012
Beginning balance at January 1	$493,861	$-
Redeemable noncontrolling interest resulting from subsidiary purchase	-	446,250
Net income attributable to redeemable noncontrolling interest	9,688	88,411
Distributions to noncontrolling interest	-	(40,800)
Balance, net	$503,549	$493,861

Fair valuation methods used for the identifiable tangible net assets acquired in the acquisition make use of discounted cash flows using current interest rates.  The fair value of identifiable net tangible assets at the acquisition date was $5,600.  Identifiable assets acquired included cash and fixed assets.  Liabilities assumed consisted of notes payable.

The transaction was accounted for using the acquisition method required by ASC 805, Business Combinations.  Accordingly, the Company recognized the required identifiable intangible assets of United.  There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service.  At acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships.  The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated.  The referral relationships are being amortized over a 12-year period using the straight-line method.  At March 31, 2013 and December 31, 2012, accumulated amortization of intangible assets was $69,684 and $52,263, respectively.  Net intangible assets of $1,412,216 and $1,429,637 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.  In accordance with ASC 350, Intangibles––Goodwill and Other, the Company completed interim impairment testing and determined that the intangible assets assigned to United were not impaired at March 31, 2013.

In the Consolidated Statements of Income, revenues and expenses include the operations of United since April 2, 2012, which is the acquisition date.  United was formed as a result of the Company’s acquisition, and had no net income prior to the acquisition date.

The Company has not provided historical or pro forma financial information related to the United acquisition because none of the purchase price paid, assets acquired or income of United were significant to the Company under Rules 8-04 or 8-05 of the SEC’s Regulation S-X.

Note 11 – Accumulated Other Comprehensive Income

The following table illustrates changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended March 31, 2013 and 2012:

March 31, 2013	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$8,920,883	$(102,453)	$8,818,430
Other comprehensive income before reclassifications	1,570,244	-	1,570,244
Amounts reclassified from accumulated other comprehensive income	(11,482)	788	(10,694)
Net current-period other comprehensive income	1,558,762	788	1,559,550
Ending Balance	$10,479,645	$(101,665)	$10,377,980

March 31, 2012	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$7,563,541	$(54,376)	$7,509,165
Other comprehensive income before reclassifications	1,304,483	-	1,304,483
Amounts reclassified from accumulated other comprehensive income	(126,825)	1,662	(125,163)
Net current-period other comprehensive income	1,177,658	1,662	1,179,320
Ending Balance	$8,741,199	$(52,714)	$8,688,485

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended March 31, 2013 and 2012:

March 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income

Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$34,829
Other-than-temporary impairments	(18,485)
Total	16,344	Net realized gain on investment
Tax	(4,862)	Provision for Income Taxes
Net of Tax	$11,482

Accretion (amortization) related to postretirement benefit plans:
Prior year service cost	$380
Unrecognized loss	(1,573)
Total	$(1,193)	(a)
Tax	405	Provision for Income Taxes
Net of Tax	$(788)

Reclassifications for the period	$10,694

March 31, 2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income

Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$192,881	Net realized gain on investment
Tax	(66,056)	Provision for Income Taxes
Net of Tax	$126,825

Amortization related to postretirement benefit plans:
Prior year service cost	$(2,349)
Unrecognized loss	(170)
Total	$(2,519)	(a)
Tax	857	Provision for Income Taxes
Net of Tax	$(1,662)

Reclassifications for the period	$125,163

(a)	These accumulated other comprehensive income components are not reclassified to net income in their entirety in the same reporting period. The amounts are presented within salaries, employee benefits and payroll taxes on the Consolidated Statements of Income as amortized. Amortization related to postretirement benefit plans is included in the computation of net periodic pension costs, as discussed in Note 5.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 2012 Annual Report on Form l0-K should be read in conjunction with the following discussion since it contains important information for evaluating the Company's operating results and financial condition.  Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties.  Actual results may vary.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Revenues from the title segment accounted for 96.1% of the Company's insurance and other services revenues in the first three months of 2013.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.

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

Business Trends and Recent Conditions

Beginning in 2008, the United States economy experienced one of the worst economic downturns in history.  Events leading to the recession were primarily the collapse of the housing market and frozen credit markets, prompting the federal government to take unprecedented monetary and fiscal action in an attempt to slow the economic rate of decline and instill consumer confidence.

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

The Mortgage Bankers Association’s ("MBA") March 22, 2013 Mortgage Finance Forecast (the “MBA Forecast”) projects 2013 mortgage originations to decrease 18.2% from 2012 levels to $1,432 billion, with purchasing activity increasing 18.7% to $597 billion and refinancing activity decreasing 33.0% to $835 billion.  In 2012, refinancing activity accounted for 71.3% of all mortgage originations and is projected to represent 58.3% of mortgage originations in 2013.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.50% and 3.92% for the three months ended March 31, 2013 and 2012, respectively.    According to the MBA Forecast, refinancing is expected to decline through 2013 as interest rates climb to a projected 4.3% in the fourth quarter of 2013.

Currently, there are several federal programs in various stages intended to counteract the recent economic downturn.  In September 2011, the Federal Reserve announced the “Operation Twist” program, which involved selling short-term Treasury bonds in exchange for the same amount of longer-term bonds.  This program expired in the fourth quarter of 2012.  In September 2012, the Federal Reserve announced a new round of Quantitative Easing, “QE 3,” in which it will purchase mortgage backed securities at a rate of $40 billion per month and, with the end of Operation Twist, $45 billion per month of longer-term Treasury securities.  Federal Reserve Chairman Bernanke indicated that the level of asset purchases in the months ahead may vary in response to changing economic conditions.  There is no stated end date associated with this round of Quantitative Easing.  The Federal Open Market Committee (“FOMC”) of the Federal Reserve is also issuing disclosures on a periodic basis that include projections of the federal funds rate and expected actions.  In March 2013, the FOMC stated that they intend to keep the federal funds rate exceptionally low until targets of 6.5% for unemployment and 2.5% for inflation are reached.

According to the MBA March 2013 Economic and Mortgage Finance Commentary (the “MBA Commentary,”), 2013 should see modest growth relative to 2012.  Economic expectations in 2013 include increases in housing starts and stronger home sales.  In 2013, the annual average for gross domestic product is expected to increase to 2.1% and the unemployment rate is expected to decrease to 7.5%.

In January 2013, the federal government averted the economic situation commonly referred to as the “fiscal cliff,” and the United States House of Representatives and Senate passed measures to temporarily lift the debt ceiling until May 18, 2013.  Declining refinance transactions, increased mortgage interest rates, increased taxes and sequestration budget cuts have the potential to slow the economy.   Despite projected modest economic growth, increasing home prices and greater real estate activity, the overall economic outlook still remains uncertain, and could result in volatility in the real estate market.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors.  Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.  Actual results could differ from these estimates.  During the quarter ended March 31, 2013, the Company made no material changes in its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

Results of Operations

For the quarter ended March 31, 2013, net premiums written increased 21.7% to $23,925,997, other income increased 25.9% to $1,985,447, total revenues increased 19.8% to $26,848,273 and net income attributable to the Company increased approximately 135.8% to $3,376,730, all compared with the same quarter in 2012.  Net income per basic common share increased from $0.68 in the first quarter of 2012 to $1.65 in the same quarter of 2013.  Net income per diluted common share increased from $0.67 in the quarter ended March 31, 2012 to $1.62 in the same quarter of 2013.

Insurance and Other Services Revenues

Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income, and exchange services income.  Investment income and realized investment gains and losses are not included in insurance and other services revenues and are discussed separately under “Investment Related Revenues” below.

Title Orders:  The volume of title orders issued increased 6.6% in the first three months of 2013 to 57,803 compared with 54,230 title orders in the same period in 2012.  The increase in title orders from 2012 is primarily attributable to higher levels of purchase transactions.  Title orders did not increase proportionally with premiums due to the mix of purchase and refinance transactions as purchase transactions typically have higher premium rates than refinance transactions.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies.  Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three months ended March 31:

	Three Months Ended March 31,
	2013	%	2012	%
Home and Branch	$5,783,629	24.2	$4,822,792	24.5
Agency	18,142,368	75.8	14,844,628	75.5
Total	$23,925,997	100.0	$19,667,420	100.0

Home and Branch Office Net Premiums:  In the Company's home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations increased 19.9% for the three months ended March 31, 2013, compared with the prior year period.  The increase in 2013 for home and branch operations primarily reflects increases in purchase transactions and new industry wide premium charges in the State of North Carolina that became effective March 1, 2012.  All of the Company's home office operations and the majority of its branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina policies.

Agency Net Premiums:  When a policy is written through a title agency, agents retain the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  Agency net premiums written increased 22.2% for the three months ended March 31, 2013 versus the prior year period, primarily due to increases in purchase transactions and new industry-wide premium charges in certain markets.

Following is a schedule of net premiums written for the three months ended March 31, 2013 and 2012 in select states in which the Company's two insurance subsidiaries ITIC and NITIC currently write insurance:

	Three Months Ended March 31,
State	2013	2012
North Carolina	$7,534,866	$6,336,265
Texas	4,920,989	4,210,845
South Carolina	2,321,050	1,535,029
Michigan	1,319,545	972,272
Virginia	1,266,895	1,218,813
All Others	6,594,342	5,411,391
Premiums	23,957,687	19,684,615
Reinsurance Assumed	500	5,754
Reinsurance Ceded	(32,190)	(22,949)
Net Premiums Written	$23,925,997	$19,667,420

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $1,985,447 and $1,576,712 for the quarters ended March 31, 2013 and 2012, respectively.   The increase in 2013 was primarily related to increases in earnings of unconsolidated affiliates, other fee income and income from trust and investment management services.

Investment Related Revenues

Investment income and realized gains and losses from investments are included in investment related revenues.

Investment Income: The Company derives a substantial portion of its income from investments in municipal and corporate bonds and equity securities.  The Company's title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders.

In formulating its investment strategy, the Company has emphasized after-tax income.  The Company’s investments are primarily in bonds and, to a lesser extent, equity securities.  The effective maturity of the majority of the bonds is within 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long-term stability of capital accounts.

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

Investment income was $920,485 for the quarter ended March 31, 2013 compared with $977,261 for the same period 2012.  The decrease in investment income in 2013 was due primarily to a decrease in the portfolio of fixed maturities coupled with lower levels of interest earned on fixed maturities and short-term funds, partially offset by an increase in dividends associated with an increase in the portfolio of equity securities.  See Note 7 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.

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

Net realized gain on investments was $16,344 for the quarter ended March 31, 2013 compared with $192,881 for the same period in 2012.  The 2013 gain includes impairment charges of $18,485 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments, other assets and property acquired in the settlement of claims of $34,829.  The Company did not impair any investments during the quarter ended March 31, 2012.  Management believes unrealized losses on remaining fixed income and equity securities at March 31, 2013 are temporary in nature.

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

Expenses

The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations.  Operating expenses increased 8.0% for the quarter ended March 31, 2013, compared with the same period in 2012 primarily due to increases in commissions to agents and salaries, employee benefits and payroll taxes, offset by a decline in the provision for claims.

Following is a summary of the Company's operating expenses for the three months ended March 31, 2013 and 2012.  Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended March 31,
	2013	%	2012	%
Title Insurance	$20,558,171	93.0	$19,061,912	93.1
All Other	1,538,684	7.0	1,407,223	6.9
Total	$22,096,855	100.0	$20,469,135	100.0

On a combined basis, after-tax profit margins were 12.6% for the three months ended March 31, 2013, and 6.4% for the three months ended March 31, 2012.

Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 20.5% for the quarter ended March 31, 2013 compared with the prior year period.  This increase was primarily due to increased real estate activity.  Commission expense as a percentage of net premiums written by agents was 74.4% for the three months ended March 31, 2013 compared with 75.4% for the same period in 2012.  Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provision for Claims:  The provision for claims as a percentage of net premiums written was (1.6)% for the three months ended March 31, 2013 versus 8.3% for the same period in 2012.  For the quarter ended March 31, 2013, the Company incurred significant favorable claims experience, which resulted in a benefit in the provision for claims.  Positive legal developments in several claim matters, coupled with a significant current quarter recovery of a claim payment made in a prior period, contributed to a benefit in the claims provision during the quarter.  In addition, claims experience for several recent policy years continued to emerge favorably in comparison with prior expectations.

The decrease in the loss provision rate for the first quarter of 2013 from the 2012 level resulted in approximately $2,374,000 less in reserves than would have been recorded at the higher 2012 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $380,942 and $1,342,359 for the quarters ended March 31, 2013 and 2012, respectively.

Reserves for Claims:  At March 31, 2013, the total reserve for claims was $38,308,000.  Of that total, approximately $4,289,000 was reserved for specific claims, and approximately $34,019,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes:  Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $6,149,661 for the quarter ended March 31, 2013 versus $4,990,632 in the prior year period.  The increase for the three-month period in 2013 compared with the same period in 2012 was primarily due to additional headcount related to technology and system development initiatives, increased levels of business and higher levels of profitability driving increases in levels of variable compensation for the quarter ended March 31, 2013.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 22.9% for the quarter ended March 31, 2013 versus 22.3% for the prior year period.

Office Occupancy and Operations:  Office occupancy and operations expense as a percentage of total revenues was 3.9% and 4.1% for the first quarter ended March 31, 2013 and 2012, respectively.  Office occupancy and operations expenses increased 13.1% to $1,048,665 compared with $927,038 for the same period in 2012.  The increase in expense relates to increases in depreciation, rent, office supplies, postage and telecommunication expenses.

Business Development: Business development expenses, which include marketing and travel-related expenses, for the quarter ended March 31, 2013, were $425,033 compared with $393,447 for the same period in 2012.  Business development expenses increased 8.0% due to increases in travel and marketing expenses.

Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes.  The decrease in 2013 from 2012 primarily relates to a decrease in licensing fees.

Premium and Retaliatory Taxes:  Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute.  Premium tax rates vary from state to state; accordingly, the total premium tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.8% for the quarter ended March 31, 2013 compared with 2.1% for the same period in 2012.

Professional and Contract Labor Fees:  Professional and contract labor fees were $614,443 for the quarter ended March 31, 2013 compared with $400,537 for the same period in 2012.  The increase in 2013 primarily relates to increases in contract labor expenses associated with technology and system development initiatives.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation with transaction volume of the title segment and the trust division.

Income Taxes

The provision for income taxes was $1,365,000 for the quarter ended March 31, 2013 compared with $513,000 for the same period in 2012.  Income tax expense as a percentage of earnings before income taxes was 28.7% for the quarter ended March 31, 2013 compared with 26.4% for the same period in 2012.  The increase in the effective rate for 2013 from 2012 was primarily due to a higher proportion of taxable to tax-exempt income.  The effective income tax rate for both 2013 and 2012 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income.  Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through March 31, 2013 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Net cash flows provided by operating activities were $1,700,337 as of March 31, 2013 and net cash flows used in operating activities were $706,134 as of March 31, 2012.  Cash flows from operating activities increased from 2012 to 2013, primarily due to an increase in net income and accelerated collection of receivables.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders, and operating requirements.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends.  In 2013, the Company had a higher net level of investment purchase activity and fewer repurchases of shares of common stock compared with the same period in 2012.

The net effect of all activities on total cash and cash equivalents was a decrease of $308,417 for 2013.  As of March 31, 2013, the Company held cash and cash equivalents of $20,501,601, short-term investments of $19,839,497, fixed maturity securities of $77,498,573 and equity securities of $30,809,436.

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

The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends, which may be constrained by regulatory and business considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings.  Further, depending on regulatory and business conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their ratings or their statutory capital position.  Such requirements could be the result of adverse financial results, changes in statutory accounting requirements by regulators, reserve charges or investment losses.

Purchase of Company Stock:  On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares, such that there was authority remaining under the Company’s ongoing purchase plan program to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to this approval, the Company purchased 1,791 shares for the quarter ended March 31, 2013 and 12,317 for the same period in 2012 at an average per share price of $64.19 and $41.38, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and alternative uses for such cash.

Capital Expenditures:  During 2013, the Company has plans for various capital improvement projects, including increased investment in a number of software technology and system development initiatives and hardware purchases that are anticipated to be funded via cash flows from operations.  All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property.  ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits are held at third-party financial institutions.  Like-kind exchange deposits and reverse exchange property totaled approximately $47,815,000 and $55,580,000 as of March 31, 2013 and December 31, 2012, respectively.  These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income.  The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

•	a downgrade from a rating agency could result in a loss of underwriting business;
•	significant competition that the Company’s operating subsidiaries face;
•	the Company’s business is concentrated geographically in North Carolina, which comprises approximately 31.5% of our premiums written; and
•	other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.  For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.  You should consider the possibility that actual results may differ materially from our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

No material changes in the Company’s market risk or market strategy occurred during the quarter ended March 31, 2013.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended March 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				480,505
01/01/13– 01/31/13	1,791	$64.19	1,791	478,714
02/01/13– 02/28/13	-	$-	-	478,714
03/01/13– 03/31/13	-	$-	-	478,714
Total:	1,791	$64.19	1,791	478,714

For the quarter ended March 31, 2013, the Company purchased an aggregate of 1,791 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was originally announced publicly on June 5, 2000.  On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  May 10, 2013