Form 10-Q
period 2013-06-30
INVESTORS TITLE CO
filed 2013-08-08
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes         No     X

As of July 16, 2013, there were 2,073,648 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2013 and December 31, 2012
(Unaudited)

	June 30, 2013	December 31, 2012
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013: $70,909,769; 2012: $75,573,673)	$75,228,040	$81,936,978
Equity securities, available-for-sale, at fair value (cost: 2013: $21,203,886; 2012: $21,229,114)	31,208,595	28,510,933
Short-term investments	16,078,465	13,567,648
Other investments	7,216,155	6,763,100
Total investments	129,731,255	130,778,659

Cash and cash equivalents	26,402,136	20,810,018
Premium and fees receivable (less allowance for doubtful accounts: 2013: $2,121,045; 2012: $1,902,581)	10,807,083	11,037,714
Accrued interest and dividends	915,703	1,037,447
Prepaid expenses and other assets	8,053,251	4,651,115
Property, net	3,844,487	3,603,323
Current income taxes recoverable	771,419	—
Total Assets	$180,525,334	$171,918,276

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$38,767,000	$39,078,000
Accounts payable and accrued liabilities	16,825,629	15,477,545
Current income taxes payable	—	1,336,824
Deferred income taxes, net	2,647,827	893,156
Total liabilities	58,240,456	56,785,525

Commitments and Contingencies	—	—

Redeemable Noncontrolling Interest	485,025	493,861

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock - no par value (10,000,000 authorized shares; 2,073,648 and 2,043,359 shares issued and outstanding 2013 and 2012, respectively, excluding 291,676 shares for 2013 and 2012 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	112,538,851	105,820,459
Accumulated other comprehensive income	9,261,001	8,818,430
Total stockholders’ equity	121,799,853	114,638,890
Total Liabilities and Stockholders’ Equity	$180,525,334	$171,918,276

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Net premiums written	$30,429,761	$23,241,570	$54,355,758	$42,908,990
Investment income - interest and dividends	925,047	1,009,918	1,845,532	1,987,179
Net realized gain on investments	55,272	65,148	71,616	258,029
Other	2,283,320	1,763,689	4,268,767	3,340,401
Total Revenues	33,693,400	26,080,325	60,541,673	48,494,599

Operating Expenses:
Commissions to agents	17,608,789	12,650,817	31,098,220	23,842,944
Provision for claims	996,870	361,107	607,812	1,992,466
Salaries, employee benefits and payroll taxes	6,248,492	5,489,107	12,398,153	10,479,739
Office occupancy and operations	1,011,050	1,037,835	2,059,715	1,964,873
Business development	453,653	404,718	878,686	798,165
Filing fees, franchise and local taxes	188,950	181,330	369,520	533,252
Premium and retaliatory taxes	530,524	474,486	971,047	889,280
Professional and contract labor fees	560,146	706,690	1,174,589	1,107,227
Other	224,876	154,534	362,463	321,813
Total Operating Expenses	27,823,350	21,460,624	49,920,205	41,929,759

Income before Income Taxes	5,870,050	4,619,701	10,621,468	6,564,840

Provision for Income Taxes	1,846,000	1,247,000	3,211,000	1,760,000

Net Income	4,024,050	3,372,701	7,410,468	4,804,840

Less: Net Income Attributable to Redeemable Noncontrolling Interest	(18,375)	(23,213)	(28,063)	(23,213)

Net Income Attributable to the Company	$4,005,675	$3,349,488	$7,382,405	$4,781,627

Basic Earnings per Common Share	$1.94	$1.60	$3.59	$2.28

Weighted Average Shares Outstanding – Basic	2,063,797	2,098,666	2,054,300	2,099,751

Diluted Earnings per Common Share	$1.92	$1.57	$3.54	$2.24

Weighted Average Shares Outstanding – Diluted	2,089,674	2,132,732	2,087,229	2,131,164

Cash Dividends Paid per Common Share	$0.08	$0.07	$0.16	$0.14

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$4,024,050	$3,372,701	$7,410,468	$4,804,840
Other comprehensive (loss) income, before tax:
(Accretion) amortization related to prior year service cost	(379)	2,349	(759)	4,698
Amortization of unrecognized loss	1,574	170	3,147	340
Unrealized (losses) gains on investments arising during the period	(1,649,518)	(461,611)	749,471	1,534,815
Reclassification adjustment for sale of securities included in net income	(70,857)	(141,687)	(105,686)	(334,568)
Reclassification adjustment for write-down of securities included in net income	15,585	76,539	34,070	76,539
Other comprehensive (loss) income, before tax	(1,703,595)	(524,240)	680,243	1,281,824
Income tax expense related to postretirement health benefits	408	856	813	1,713
Income tax (benefit) expense related to unrealized (losses) gains on investments arising during the year	(568,422)	(155,412)	260,323	536,531
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(24,609)	(55,280)	(36,598)	(121,336)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	6,007	26,265	13,134	26,265
Net income tax (benefit) expense on other comprehensive (loss) income	(586,616)	(183,571)	237,672	443,173
Other comprehensive (loss) income	(1,116,979)	(340,669)	442,571	838,651
Comprehensive Income	$2,907,071	$3,032,032	$7,853,039	$5,643,491
Less: Comprehensive income attributable to redeemable noncontrolling interest	(18,375)	(23,213)	(28,063)	(23,213)
Comprehensive Income Attributable to the Company	$2,888,696	$3,008,819	$7,824,976	$5,620,278

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Earnings	Income	Equity
Balance, January 1, 2012	2,107,681	$1	$99,003,018	$7,509,165	$106,512,184
Net income attributable to the Company			4,781,627		4,781,627
Dividends ($0.14 per share)			(294,048)		(294,048)
Shares of common stock repurchased and retired	(14,502)		(626,885)		(626,885)
Stock options and stock appreciation rights exercised	6,130		152,792		152,792
Share-based compensation expense			36,947		36,947
Amortization related to postretirement health benefits				3,325	3,325
Net unrealized gain on investments				835,326	835,326
Balance, June 30, 2012	2,099,309	$1	$103,053,451	$8,347,816	$111,401,268

Balance, January 1, 2013	2,043,359	$1	$105,820,459	$8,818,430	$114,638,890
Net income attributable to the Company			7,382,405		7,382,405
Dividends ($0.16 per share)			(329,569)		(329,569)
Shares of common stock repurchased and retired	(19,460)		(1,378,131)		(1,378,131)
Stock options and stock appreciation rights exercised	49,749		68,032		68,032
Share-based compensation expense			40,092		40,092
Amortization related to postretirement health benefits				1,575	1,575
Net unrealized gain on investments				440,996	440,996
Income tax benefit from share-based compensation			935,563		935,563
Balance, June 30, 2013	2,073,648	$1	$112,538,851	$9,261,001	$121,799,853

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$7,410,468	$4,804,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	292,732	232,009
Amortization, net	267,516	201,824
Amortization related to postretirement benefits obligation	2,388	5,038
Share-based compensation expense related to stock options	40,092	36,947
Increase in allowance for doubtful accounts on premiums receivable	218,464	481,000
Net loss (gain) on disposals of property	1,435	(16,782)
Net realized gain on investments	(71,616)	(258,029)
Net earnings from other investments	(815,714)	(694,906)
Provision for claims	607,812	1,992,466
Provision for deferred income taxes	1,517,000	957,000
Excess tax benefits related to exercise of stock options and SARs	935,563	—
Changes in assets and liabilities:
Decrease (increase) in receivables	12,167	(2,278,352)
Increase in other assets	(3,367,497)	(261,317)
Increase in current income taxes recoverable	(771,419)	(372,426)
Increase (decrease) in accounts payable and accrued liabilities	1,698,084	(222,017)
Decrease in current income taxes payable	(1,336,824)	(640,533)
Payments of claims, net of recoveries	(918,812)	(2,441,466)
Net cash provided by operating activities	5,721,839	1,525,296

Investing Activities
Purchases of available-for-sale securities	(641,302)	(10,435,418)
Purchases of short-term securities	(3,835,960)	(2,424,628)
Purchases of other investments	(780,778)	(2,265,523)
Investment in/purchase of subsidiary	(350,000)	(350,000)
Proceeds from sales and maturities of available-for-sale securities	5,230,400	4,947,338
Proceeds from sales and maturities of short-term securities	1,325,143	8,115,946
Proceeds from sales and distributions of other investments	1,072,467	995,592
Proceeds from sales of other assets	25,308	204,750
Purchases of property	(538,466)	(164,183)
Proceeds from disposals of property	3,135	34,364
Net cash provided by (used in) investing activities	1,509,947	(1,341,762)

Financing Activities
Repurchases of common stock	(1,378,131)	(626,885)
Exercise of options	68,032	152,792
Dividends paid	(329,569)	(294,048)
Net cash used in financing activities	(1,639,668)	(768,141)

Net Increase (Decrease) in Cash and Cash Equivalents	5,592,118	(584,607)
Cash and Cash Equivalents, Beginning of Period	20,810,018	18,042,258
Cash and Cash Equivalents, End of Period	$26,402,136	$17,457,651

Consolidated Statements of Cash Flows, continued
	Six Months Ended June 30,
	2013	2012
Supplemental Disclosures:
Cash Paid During the Year for:
Income taxes, payments, net	$2,892,000	$1,817,000
Non Cash Investing and Financing Activities
Non cash net unrealized gain on investments, net of deferred tax provision of $(236,859) and $(441,460) for 2013 and 2012, respectively	$(440,996)	$(835,326)
Non cash intangible assets acquired from purchase of subsidiary	$—	$(1,481,900)
Non cash contingent liability from purchase of subsidiary	$—	$691,250

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the "Notes to Consolidated Financial Statements" appearing in the Annual Report on Form 10-K for the year ended December 31, 2012 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

Principles of Consolidation – The accompanying unaudited Consolidated Financial Statements include the accounts and operations of Investors Title Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Earnings attributable to the Company's redeemable noncontrolling interest in a majority-owned insurance agency are recorded on the Consolidated Statements of Income. The redeemable noncontrolling interest representing the portion of equity not related to the Company's ownership interest is recorded as redeemable equity in a separate section of the Consolidated Balance Sheets. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the six months ended June 30, 2013 and the year ended December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
Balance, beginning of period	$39,078,000	$37,996,000
Provision, charged to operations	607,812	6,072,115
Payments of claims, net of recoveries	(918,812)	(4,990,115)
Ending balance	$38,767,000	$39,078,000

The total reserve for all reported and unreported losses the Company incurred through June 30, 2013 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under policies issued through June 30, 2013.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and incurred but not reported claims (“IBNR”), follows:

	June 30, 2013%		December 31, 2012%
Known title claims	$4,438,667	11.4	$5,166,370	13.2
IBNR	34,328,333	88.6	33,911,630	86.8
Total loss reserves	$38,767,000	100.0	$39,078,000	100.0

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

Note 3 - Earnings Per Common Share and Share Awards

Basic earnings per common share are computed by dividing net income attributable to the Company by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future service that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method, were 25,877 and 34,066 for the three months ended June 30, 2013 and 2012, respectively, and 32,929 and 31,413 for the six months ended June 30, 2013 and 2012, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to the Company	$4,005,675	$3,349,488	$7,382,405	$4,781,627
Weighted average common shares outstanding – Basic	2,063,797	2,098,666	2,054,300	2,099,751
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	25,877	34,066	32,929	31,413
Weighted average common shares outstanding – Diluted	2,089,674	2,132,732	2,087,229	2,131,164
Basic earnings per common share	$1.94	$1.60	$3.59	$2.28
Diluted earnings per common share	$1.92	$1.57	$3.54	$2.24

There were 3,000 potential shares excluded from the computation of diluted earnings per share for the three months ended June 30, 2013. There were no potential shares excluded from the computation of diluted earnings per share for the three months ended June 30, 2012. There were 3,000 and 5,000 potential shares excluded from the computation of diluted earnings per share for the six months ended June 30, 2013 and 2012, respectively. These potential shares were anti-dilutive because the underlying share awards were out-of-the-money.

The Company has adopted employee stock award plans under which restricted stock, and options or stock appreciation rights (“SARs”) to acquire shares (not to exceed 500,000 shares) of the Company's stock, may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant.  SARs and options (which have predominantly been incentive stock options) awarded under the plans thus far generally expire in five to ten years and are exercisable and vest: immediately; within one year; or at 10% to 20% per year beginning on the date of grant.  All SARs issued to date have been share-settled only.

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	101,600	$29.81	3.91	$697,780
SARs granted	3,000	50.50
SARs exercised	—	—
Options exercised	(6,380)	25.17
Options/SARs canceled/forfeited/expired	(70)	31.00
Outstanding as of December 31, 2012	98,150	$30.74	3.17	$2,871,710
SARs granted	3,000	71.59
SARs exercised	(79,500)	28.77
Options exercised	(2,400)	28.38
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of June 30, 2013	19,250	$45.55	3.90	$490,770

Exercisable as of June 30, 2013	16,750	$42.26	3.54	$480,800

Unvested as of June 30, 2013	2,500	$67.54	6.31	$9,970

During the second quarters of both 2013 and 2012, the Company issued a total of 3,000 share-settled SARs to the directors of the Company.   SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company's stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the

U.S. Treasury yield curve in effect at the time of the grant.  The weighted-average fair values for the SARs issued during 2013 and 2012 were $27.55 and $18.84, respectively, and were estimated using the weighted-average assumptions shown in the table below.

	2013	2012
Expected Life in Years	5.0	5.0
Volatility	44.6%	44.6%
Interest Rate	1.3%	0.8%
Yield Rate	0.5%	0.6%

There was approximately $40,000 and $37,000 of compensation expense relating to SARs or options vesting on or before June 30, 2013 and 2012, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income.  As of June 30, 2013, there was approximately $67,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 4 months.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended June 30, 2013 and 2012:

Three Months Ended June 30, 2013	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$31,691,606	$1,382,206	$(360,731)	$32,713,081
Investment income	858,168	90,213	(23,334)	925,047
Net realized gain (loss) on investments	59,473	(4,201)	—	55,272
Total revenues	$32,609,247	$1,468,218	$(384,065)	$33,693,400
Operating expenses	26,580,339	1,586,320	(343,309)	27,823,350
Income (loss) before income taxes	$6,028,908	$(118,102)	$(40,756)	$5,870,050
Total assets	$144,732,176	$35,793,158	$—	$180,525,334

Three Months Ended June 30, 2012	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$24,264,268	$1,102,786	$(361,795)	$25,005,259
Investment income	880,803	149,533	(20,418)	1,009,918
Net realized (loss) gain on investments	(85,725)	150,873	—	65,148
Total revenues	$25,059,346	$1,403,192	$(382,213)	$26,080,325
Operating expenses	20,430,840	1,374,158	(344,374)	21,460,624
Income before income taxes	$4,628,506	$29,034	$(37,839)	$4,619,701
Total assets	$124,109,659	$39,987,225	$—	$164,096,884

Six Months Ended June 30, 2013	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$56,720,164	$2,608,457	$(704,096)	$58,624,525
Investment income	1,706,823	185,377	(46,668)	1,845,532
Net realized gain (loss) on investments	91,074	(19,458)	—	71,616
Total revenues	$58,518,061	$2,774,376	$(750,764)	$60,541,673
Operating expenses	47,445,711	3,143,747	(669,253)	49,920,205
Income (loss) before income taxes	$11,072,350	$(369,371)	$(81,511)	$10,621,468
Total assets	$144,732,176	$35,793,158	$—	$180,525,334

Six Months Ended June 30, 2012	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$44,538,024	$2,278,844	$(567,477)	$46,249,391
Investment income	1,734,634	293,380	(40,835)	1,987,179
Net realized gain on investments	96,689	161,340	—	258,029
Total revenues	$46,369,347	$2,733,564	$(608,312)	$48,494,599
Operating expenses	39,685,564	2,794,251	(550,056)	41,929,759
Income (loss) before income taxes	$6,683,783	$(60,687)	$(58,256)	$6,564,840
Total assets	$124,109,659	$39,987,225	$—	$164,096,884

Note 5 – Retirement Agreements and Other Postretirement Benefits

On November 17, 2003, the Company’s subsidiary, Investors Title Insurance Company, entered into employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement totaling $6,536,000 and $6,303,000 as of June 30, 2013 and December 31, 2012, respectively.  The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded.  These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets.  The following sets forth the net periodic benefits cost for the executive benefits for the periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost – benefits earned during the year	$3,945	$3,154	$7,891	$6,308
Interest cost on the projected benefit obligation	7,103	6,967	14,206	13,934
(Accretion) amortization of unrecognized prior service cost	(379)	2,349	(759)	4,698
Amortization of unrecognized losses	1,574	170	3,147	340
Net periodic benefits costs	$12,243	$12,640	$24,485	$25,280

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Their fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining their fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of June 30, 2013 and December 31, 2012, the Company did not adjust any Level 2 fair values.

A number of the Company’s investment grade corporate bonds are frequently traded in active markets, and trading prices are consequently available for these securities.  However, these securities were classified as Level 2 because the pricing service from which the Company has obtained fair values for these instruments uses valuation models which use observable market inputs in addition to traded prices.  Substantially all of the input assumptions used in the service’s model are observable in the marketplace or can be derived or supported by observable market data.

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices were unavailable due to the failure of auctions.  The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of these securities was $1,000,000 as of June 30, 2013 and December 31, 2012,  with approximately 97.0% as of June 30, 2013 and December 31, 2012, guaranteed by the U.S. Department of Education.

Some of the inputs to ARS valuation are unobservable in the market and are significant—therefore, the Company utilizes another third party pricing service to assist in the determination of the fair market value of these securities.  That service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of June 30, 2013 and December 31, 2012:

	2013	2012
Cumulative probability of earning maximum rate until maturity	—%	—%
Cumulative probability of principal returned prior to maturity	95.9%	96.1%
Cumulative probability of default at some future point	4.1%	3.9%

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

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of June 30, 2013 and December 31, 2012.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.  Level 3 assets are comprised solely of ARS.

As of June 30, 2013	Level 1	Level 2	Level 3	Total
Short-term Investments	$16,078,465	$—	$—	$16,078,465
Equity Securities
Common stock and nonredeemable preferred stock	31,208,595	—	—	31,208,595
Fixed Maturities
Obligations of states and political subdivisions*	—	58,479,669	—	58,479,669
Corporate debt securities*	—	15,818,671	929,700	16,748,371
Total	$47,287,060	$74,298,340	$929,700	$122,515,100

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Short-term Investments	$13,567,648	$—	$—	$13,567,648
Equity Securities
Common stock and nonredeemable preferred stock	28,510,933	—	—	28,510,933
Fixed Maturities
Obligations of states and political subdivisions*	—	62,701,858	—	62,701,858
Corporate debt securities*	—	18,302,920	932,200	19,235,120
Total	$42,078,581	$81,004,778	$932,200	$124,015,559

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

Other Financial Instruments

The Company uses various financial instruments in the normal course of its business. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, ASC 820 excludes from its scope certain financial instruments, including those related to insurance contracts, pension and other postretirement benefits, and equity method investments.

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

The carrying amounts and fair values of these financial instruments (please note investments are disclosed in a previous table) as of June 30, 2013 and December 31, 2012 are presented in the following table:

As of June 30, 2013	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash	$26,402,136	$26,402,136	$26,402,136	$—	$—
Cost-basis investments	1,898,023	1,915,614	—	—	1,915,614
Accrued dividends and interest	915,703	915,703	915,703	—	—
Total Financial Assets	$29,215,862	$29,233,453	$27,317,839	$—	$1,915,614
Financial Liabilities
Contingent consideration	$341,250	$341,250	$—	$—	$341,250
Total Financial Liabilities	$341,250	$341,250	$—	$—	$341,250

As of December 31, 2012	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash	$20,810,018	$20,810,018	$20,810,018	$—	$—
Cost-basis investments	1,871,315	1,952,323	—	—	1,952,323
Accrued dividends and interest	1,037,447	1,037,447	1,037,447	—	—
Total Financial Assets	$23,718,780	$23,799,788	$21,847,465	$—	$1,952,323
Financial Liabilities
Contingent consideration	$691,250	$691,250	$—	$—	$691,250
Total Financial Liabilities	$691,250	$691,250	$—	$—	$691,250

The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the period ended June 30, 2013 and the year ended December 31, 2012:

Changes in fair value during the period ended:	2013	2012
Beginning balance at January 1	$932,200	$4,552,400
Redemptions and sales	—	(3,900,000)
Realized gain – included in net realized gain on investments	—	211,061
Unrealized (loss) gain - included in other comprehensive income	(2,500)	68,739
Ending balance, net	$929,700	$932,200

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), consisting solely of contingent acquisition consideration, for the period ended June 30, 2013 and the year ended December 31, 2012:

Changes in fair value during the period ended:	2013	2012
Beginning balance at January 1	$691,250	$—
Addition of contingent consideration	—	691,250
Reduction of contingent consideration	(350,000)	—
Ending balance, net	$341,250	$691,250

Certain cost method investments are measured at estimated fair value on a non-recurring basis, such as investments that are impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of June 30, 2013 and December 31, 2012.

The following table summarizes the corresponding estimated fair value hierarchy of such investments at June 30, 2013 and December 31, 2012 and the related impairments recognized.

As of June 30, 2013	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investments	Fair Value	Yes	$—	$—	$31,486	$31,486	$(34,070)
Total cost method investments			$—	$—	$31,486	$31,486	$(34,070)

As of December 31, 2012	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investments	Fair Value	Yes	$—	$—	$36,406	$36,406	$(6,504)
Total cost method investments			$—	$—	$36,406	$36,406	$(6,504)

Note 7 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

As of June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value-
General obligations of U.S. states, territories and political subdivisions	$37,812,768	$2,303,400	$114,892	$40,001,276
Special revenue obligations of U.S. states, territories and political subdivisions	17,152,757	1,348,518	22,881	18,478,394
Corporate debt securities	15,025,811	837,221	44,362	15,818,670
Auction rate securities	918,433	11,267	—	929,700
Total	$70,909,769	$4,500,406	$182,135	$75,228,040
Equity securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$21,203,886	$10,193,487	$188,778	$31,208,595
Total	$21,203,886	$10,193,487	$188,778	$31,208,595
Short-term investments-
Certificates of deposit and other	$16,078,465	$—	$—	$16,078,465
Total	$16,078,465	$—	$—	$16,078,465

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value-
General obligations of U.S. states, territories and political subdivisions	$38,658,463	$3,211,445	$—	$41,869,908
Special revenue obligations of U.S. states, territories and political subdivisions	18,933,299	1,909,106	10,455	20,831,950
Corporate debt securities	17,064,697	1,252,973	14,750	18,302,920
Auction rate securities	917,214	14,986	—	932,200
Total	$75,573,673	$6,388,510	$25,205	$81,936,978
Equity securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$21,229,114	$7,373,056	$91,237	$28,510,933
Total	$21,229,114	$7,373,056	$91,237	$28,510,933
Short-term investments-
Certificates of deposit and other	$13,567,648	$—	$—	$13,567,648
Total	$13,567,648	$—	$—	$13,567,648

The scheduled maturities of fixed maturity securities at June 30, 2013 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$6,086,753	$6,169,954
Due after one year through five years	51,363,098	54,725,442
Due five years through ten years	10,510,420	11,063,970
Due after ten years	2,949,498	3,268,674
Total	$70,909,769	$75,228,040

Realized gains and losses on investments for the six months ended June 30 are summarized as follows:

	2013	2012
Gross realized gains:
General obligations of U.S. states, territories and political subdivisions	$—	$250
Corporate debt securities	20,476	—
Common stocks and nonredeemable preferred stocks	119,163	163,764
Auction rate securities	—	40,057
Total	$139,639	$204,071
Gross realized losses:
Common stocks and nonredeemable preferred stocks	$(38,785)	$(74,661)
Other than temporary impairment of securities	—	(76,539)
Total	$(38,785)	$(151,200)
Net realized gain from securities	$100,854	$52,871
Net realized gains (losses) on other investments:
Impairments of other investments	$(34,070)	$—
Gain on other investments	4,832	205,158
Total	$(29,238)	$205,158
Net Realized Gain	$71,616	$258,029

Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the fair value of the securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2013 and December 31, 2012.

	Less than 12 Months		12 Months or Longer		Total
As of June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political sub-divisions	$1,013,804	$(114,892)	$—	$—	$1,013,804	$(114,892)
Special revenue obligations of U.S. states territories and political sub-divisions	1,858,639	(22,881)	—	—	1,858,639	(22,881)
Corporate	3,264,893	(44,362)	—	—	3,264,893	(44,362)
Total fixed income securities	$6,137,336	$(182,135)	$—	$—	$6,137,336	$(182,135)
Equity securities	$1,982,688	$(146,660)	$197,001	$(42,118)	$2,179,689	$(188,778)
Total temporarily impaired securities	$8,120,024	$(328,795)	$197,001	$(42,118)	$8,317,025	$(370,913)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political sub-divisions	$1,236,906	$(10,455)	$—	$—	$1,236,906	$(10,455)
Corporate debt securities	985,250	(14,750)	—	—	985,250	(14,750)
Total fixed income securities	$2,222,156	$(25,205)	$—	$—	$2,222,156	$(25,205)
Equity securities	$2,551,215	$(91,237)	$—	$—	$2,551,215	$(91,237)
Total temporarily impaired securities	$4,773,371	$(116,442)	$—	$—	$4,773,371	$(116,442)

As of June 30, 2013, the Company held $6,137,336 in fixed maturity securities with unrealized losses of $182,135 .  As of December 31, 2012, the Company held $2,222,156 in fixed maturity securities with unrealized losses of $25,205.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of June 30, 2013, the Company held $2,179,689 in equity securities with unrealized losses of $188,778.  As of December 31, 2012, the Company held $2,551,215 in equity securities with unrealized losses of $91,237.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 18 and 7 securities had unrealized losses at June 30, 2013 and December 31, 2012, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During the six months ended June 30, 2013 and 2012, the Company recorded other-than-temporary impairment charges in the amount of $0 and $76,539, respectively for securities.  For the 2012 fiscal year, the Company recorded other-than-temporary impairment charges in the amount of $93,436 related to securities.  Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

Note 8 – Commitments and Contingencies

Legal Proceedings.  A class action lawsuit is pending in the United States District Court for the Southern District of West Virginia against several title insurance companies, including Investors Title Insurance Company, entitled Backel v. Fidelity National Title Insurance et al. (6:2008- CV-00181).  The plaintiff in this case contends a lack of meaningful oversight by agencies with which title insurance rates are filed and approved.  There are further allegations that the title insurance companies have conspired to fix title insurance rates.  The plaintiffs seek monetary damages, including treble damages, as well as injunctive relief.  Similar suits have been filed in other jurisdictions, several of which have already been dismissed.  In West Virginia, the case has been placed on the inactive docket pending the outcome of several similar cases. The Company believes that this case is without merit, and intends to vigorously defend against the allegations.  At this stage in the litigation, the Company does not have the ability to make a reasonable range of estimates in regards to potential loss amounts, if any.

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

Like-Kind Exchanges Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $56,300,000 and $55,580,000 as of June 30, 2013 and December 31, 2012, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Note 9 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investment in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of June 30,	As of December 31,
Consolidated Balance Sheets	2013	2012
Other investments	$5,318,000	$4,892,000
Premiums and fees receivable	$922,000	$1,011,000

Financial Statement Classification,	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Income	2013	2012	2013	2012
Net premiums written	$3,941,000	$3,824,000	$7,358,000	$7,207,000
Other income	$544,000	$499,000	$1,069,000	$973,000

During the second quarter of 2013, the Company repurchased 17,524 shares of Company common stock from officers of the Company at a price of $71.50 per share to cover withholding taxes payable by the officers upon the exercise of SARs.

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

The acquisition date fair value of the total consideration to be transferred was $1,041,250.  This fair value total was equal to $350,000 ITIC had already paid toward the purchase price, as well as $691,250 in estimated contingent payments.  As of June 30, 2013, management’s calculation of the fair value of consideration to be transferred is materially unchanged from its acquisition date amount. During the second quarter of 2013, ITIC paid an additional $350,000 toward the purchase price. The resulting contingent payments of $341,250 and $691,250 are categorized in the Consolidated Balance Sheets as accounts payable and accrued liabilities as of June 30, 2013 and December 31, 2012, respectively.

The contingent payment arrangement requires that the purchase price for the 70% majority interest be paid over the next two years and determined by multiplying United’s actual GAAP net income for the first full 24 calendar months subsequent to closing by an agreed upon factor.  In no event will the purchase price for the majority interest exceed $1,041,250.  The fair value of the contingent payment was derived using the Company’s best estimate (Level 3 inputs) of net income of approximately $859,000 during the 24-month period, discounted at a 15% rate, and limited to the contractual maximum. The amounts previously paid will be used to offset contingent payment amounts calculated for final consideration, and is eligible for refunding in part or in its entirety if greater than the final settlement amount.

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

The following table provides a reconciliation of total redeemable equity for the periods ended June 30, 2013 and December 31, 2012:

Changes in fair value during the period ended:	June 30, 2013	December 31, 2012
Beginning balance at January 1	$493,861	$—
Redeemable noncontrolling interest resulting from subsidiary purchase	—	446,250
Net income attributable to redeemable noncontrolling interest	28,063	88,411
Distributions to noncontrolling interest	(36,899)	(40,800)
Balance, net	$485,025	$493,861

Fair valuation methods used for the identifiable tangible net assets acquired in the acquisition make use of discounted cash flows using current interest rates.  The fair value of identifiable net tangible assets at the acquisition date was $5,600.  Identifiable assets acquired included cash and fixed assets.  Liabilities assumed consisted of notes payable.

The transaction was accounted for using the acquisition method required by ASC 805, Business Combinations.  Accordingly, the Company recognized the required identifiable intangible assets of United.  There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service.  At acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships.  The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated.  The referral relationships are being amortized over a 12-year period using the straight-line method.  At June 30, 2013 and December 31, 2012, accumulated amortization of intangible assets was $87,105 and $52,263, respectively.  Net intangible assets of $1,394,795 and $1,429,637 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.  In accordance with ASC 350, Intangibles––Goodwill and Other, the Company completed interim impairment testing and determined that the intangible assets assigned to United were not impaired at June 30, 2013.

In the Consolidated Statements of Income, revenues and expenses include the operations of United since April 2, 2012, which is the acquisition date.  United was formed as a result of the Company’s acquisition, and had no net income prior to the acquisition date.

The Company has not provided historical or pro forma financial information related to the United acquisition because none of the purchase price paid, assets acquired or income of United were significant to the Company under the SEC’s Regulation S-X.

Note 11 – Accumulated Other Comprehensive Income

The following tables illustrates changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended June 30, 2013 and 2012:

Three Months Ended June 30, 2013	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at April 1	$10,479,645	$(101,665)	$10,377,980
Other comprehensive (loss) income before reclassifications	(1,081,096)	—	(1,081,096)
Amounts reclassified from accumulated other comprehensive (loss) income	(36,670)	787	(35,883)
Net current-period other comprehensive (loss) income	(1,117,766)	787	(1,116,979)
Ending balance	$9,361,879	$(100,878)	$9,261,001

Three Months Ended June 30, 2012	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at April 1	$8,741,199	$(52,714)	$8,688,485
Other comprehensive (loss) income before reclassifications	(306,199)	—	(306,199)
Amounts reclassified from accumulated other comprehensive (loss) income	(36,133)	1,663	(34,470)
Net current-period other comprehensive (loss) income	(342,332)	1,663	(340,669)
Ending balance	$8,398,867	$(51,051)	$8,347,816

Six Months Ended June 30, 2013	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$8,920,883	$(102,453)	$8,818,430
Other comprehensive (loss) income before reclassifications	489,148	—	489,148
Amounts reclassified from accumulated other comprehensive (loss) income	(48,152)	1,575	(46,577)
Net current-period other comprehensive (loss) income	440,996	1,575	442,571
Ending balance	$9,361,879	$(100,878)	$9,261,001

Six Months Ended June 30, 2012	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$7,563,541	$(54,376)	$7,509,165
Other comprehensive (loss) income before reclassifications	998,284	—	998,284
Amounts reclassified from accumulated other comprehensive (loss) income	(162,958)	3,325	(159,633)
Net current-period other comprehensive (loss) income	835,326	3,325	838,651
Ending balance	$8,398,867	$(51,051)	$8,347,816

The following tables provides significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended June 30, 2013 and 2012:

Three Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$70,857
Other-than-temporary impairments	(15,585)
Total	$55,272	Net realized gain on investment
Tax	(18,602)	Provision for Income Taxes
Net of Tax	$36,670
Accretion (amortization) related to postretirement benefit plans:
Prior year service cost	$379
Unrecognized loss	(1,574)
Total	$(1,195)	(a)
Tax	408	Provision for Income Taxes
Net of Tax	$(787)
Reclassifications for the period	$35,883

Three Months Ended June 30, 2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$141,687
Other-than-temporary impairments	(76,539)
Total	$65,148	Net realized gain on investment
Tax	(29,015)	Provision for Income Taxes
Net of Tax	$36,133
Amortization related to postretirement benefit plans:
Prior year service cost	$(2,349)
Unrecognized loss	(170)
Total	$(2,519)	(a)
Tax	856	Provision for Income Taxes
Net of Tax	$(1,663)
Reclassifications for the period	$34,470

Six Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$105,686
Other-than-temporary impairments	(34,070)
Total	$71,616	Net realized gain on investment
Tax	(23,464)	Provision for Income Taxes
Net of Tax	$48,152
Accretion (amortization) related to postretirement benefit plans:
Prior year service cost	$759
Unrecognized loss	(3,147)
Total	$(2,388)	(a)
Tax	813	Provision for Income Taxes
Net of Tax	$(1,575)
Reclassifications for the period	$46,577

Six Months Ended June 30, 2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$334,568
Other-than-temporary impairments	(76,539)
Total	$258,029	Net realized gain on investment
Tax	(95,071)	Provision for Income Taxes
Net of Tax	$162,958
Amortization related to postretirement benefit plans:
Prior year service cost	$(4,698)
Unrecognized loss	(340)
Total	$(5,038)	(a)
Tax	1,713	Provision for Income Taxes
Net of Tax	$(3,325)
Reclassifications for the period	$159,633

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

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Revenues from the title segment accounted for 96.3% of the Company's insurance and other services revenues in the first six months of 2013.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.

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

Business Trends and Recent Conditions

Beginning in 2008, the United States economy experienced one of the worst economic downturns in history. Events leading to the recession were primarily the collapse of the housing market and frozen credit markets, prompting the federal government to take unprecedented monetary and fiscal action in an attempt to slow the economic rate of decline and instill consumer confidence. The economy has been slowly recovering from this downturn with the Dow Jones Industrial Average closing and remaining near an all-time high, housing values rebounding and the unemployment rate lowering.

The Mortgage Bankers Association's ("MBA") June 20, 2013 Mortgage Finance Forecast (the “MBA Forecast”) projects 2013 mortgage originations to decrease 10.2% from 2012 levels to $1,572 billion, with purchasing activity increasing 19.3% to $600 billion and refinancing activity decreasing 22.1% to $972 billion. In 2012, refinancing activity accounted for 71.3% of all mortgage originations and is projected to represent 61.8% of mortgage originations in 2013.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.6% and 3.9% for the six months ended June 30, 2013 and 2012, respectively. According to the MBA Forecast, refinancing is expected to decline through 2013 as interest rates climb to a projected 4.2% in the fourth quarter of 2013.

In September 2012, the Federal Reserve (the "Fed") announced Quantitative Easing, “QE 3,” in which it will purchase mortgage backed securities at a rate of $40 billion per month and longer-term Treasury securities at a rate of $45 billion per month. Federal Reserve Chairman Bernanke indicated that the level of asset purchases in the months ahead may vary in response to changing economic conditions, noting after the June 2013 meeting that the Fed may begin to slow the level of asset purchases in 2013 and phase out all purchases in 2014. However, there is no stated end date associated with this round of Quantitative Easing and the program will continue as deemed necessary by the Federal Reserve. The Federal Open Market Committee (“FOMC”) of the Federal Reserve is also issuing disclosures on a periodic basis that include projections of the federal funds rate and expected actions. In June 2013, the FOMC stated that they intend to keep the federal funds rate exceptionally low, between 0% and 0.25%, until targets of 6.5% for unemployment and 2.5% for inflation are reached.

According to the MBA June 2013 Economic and Mortgage Finance Commentary (the “MBA Commentary,”), 2013 should experience growth relative to 2012. Economic expectations in 2013 include increases in housing starts and stronger home sales. In 2013, the real gross domestic product is expected to increase by 2.1% and the unemployment rate is expected to decrease to 7.5%.

On January 10, 2013, the Consumer Financial Protection Bureau, (“CFPB”), which, among other responsibilities, enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance covering the real estate settlement industry, released final rules requiring a lender to assess each borrower's ability to meet the obligations of the prospective mortgage. Within this rule, there is also a provision that requires the lender to determine if the mortgage is a “Qualified Mortgage” and includes all fees paid to an affiliate of the lender in the points and fees calculation. The key features of a Qualified Mortgage are that it not have excessive upfront points and fees; does not have toxic loan features such as interest only, negative amortization or balloon payment provisions; and that there are limits on the borrower's debt-to-income ratio. The Company and its subsidiaries are not involved in mortgage lending, however, this rule could have an adverse impact on mortgage lending activity and potentially reduce premium volume. This new rule takes effect in January 2014.

The CFPB has also issued a memorandum to banks which has heightened their focus on vetting third party settlement providers which could impact the Company's agents and approved providers. They may propose additional rules which could potentially impact the business of the Company. Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in the state legislatures and before the various insurance regulatory agencies. The Company regularly monitors such proposals, but their likelihood and timing, and the impact they may have on the Company and its subsidiaries cannot be determined at this time.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures surrounding contingencies and commitments.  Actual results could differ from these estimates.  During the six months ended June 30, 2013, the Company made no material changes in its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

Results of Operations

For the quarter ended June 30, 2013, net premiums written increased 30.9% to $30,429,761, other income increased 29.5% to $2,283,320, total revenues increased 29.2% to $33,693,400 and net income attributable to the Company increased approximately 19.6% to $4,005,675, all compared with the same quarter in 2012.  Net income per basic common share increased from $1.60 for the quarter ended June 30, 2012 to $1.94 in the same quarter of 2013.  Net income per diluted common share increased from $1.57 for the quarter ended June 30, 2012 to $1.92 for the same quarter of 2013.

For the six months ended June 30, 2013, net premiums written increased 26.7% to $54,355,758, other income increased 27.8% to $4,268,757, total revenues increased 24.8% to $60,451,673 and net income attributable to the Company increased approximately 54.4% to $7,382,405, all compared with the period in 2012.  Net income per basic common share increased from $2.28 for the six months ended June 30, 2012 to $3.59 compared with the same period in 2013.  Net income per diluted common share increased from $2.24 for the six months ended June 30, 2012 to $3.54 compared with the same period in 2013.

Insurance and Other Services Revenues

Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income and exchange services income.  Investment income and realized investment gains and losses are not included in insurance and other services revenues and are discussed separately under “Investment Related Revenues” below.

Title Orders:  The volume of title orders issued increased 10.6% in the first six months of 2013 to 122,992 compared with 111,254 title orders in the same period in 2012.  The increase in title orders from 2012 is primarily attributable to higher levels of purchase transactions.  Title orders did not increase proportionally with premiums due to a higher proportion of purchase transactions. Purchase transactions typically have higher premium rates than refinance transactions.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies.  Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	%	2012	%	2013	%	2012	%
Home and Branch	$7,332,764	24.1	$6,164,038	26.5	$13,116,393	24.1	$10,986,830	25.6
Agency	23,096,997	75.9	17,077,532	73.5	41,239,365	75.9	31,922,160	74.4
Total	$30,429,761	100.0	$23,241,570	100.0	$54,355,758	100.0	$42,908,990	100.0

Home and Branch Office Net Premiums:  In the Company's home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations increased 19.0% and 19.4% for the three and six months ended June 30, 2013, compared with the prior year periods.  The increase in 2013 net premiums for home and branch operations primarily reflects increases in purchase transactions, new industry-wide premium charges in the State of North Carolina that became effective March 1, 2012, and increases in average home values.  All of the Company's home office operations and the majority of its branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina policies.

Agency Net Premiums:  When a policy is written through a title agency, agents retain the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  Agency net premiums written increased 35.2% and 29.2% for the three and six months ended June 30, 2013, compared with the prior year periods. The increase in 2013 net agency premiums reflects increases in purchase transactions, new industry-wide premium charges in certain markets, and increases in average home values in many parts of the nation.

Following is a schedule of net premiums written for the three and six months ended June 30, 2013 and 2012 in select states in which the Company's two insurance subsidiaries ITIC and NITIC currently write insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State	2013	2012	2013	2012
North Carolina	$9,590,855	$8,054,389	$17,125,721	$14,390,654
Texas	6,378,120	4,615,051	11,299,109	8,825,896
South Carolina	2,354,504	2,167,404	4,675,554	3,702,433
Michigan	1,727,908	1,183,595	3,047,453	2,155,867
Virginia	1,465,820	1,333,365	2,732,715	2,552,178
All Others	8,974,071	5,970,729	15,568,413	11,382,120
Premiums	30,491,278	23,324,533	54,448,965	43,009,148
Reinsurance Assumed	2,970	9,905	3,470	15,659
Reinsurance Ceded	(64,487)	(92,868)	(96,677)	(115,817)
Net Premiums Written	$30,429,761	$23,241,570	$54,355,758	$42,908,990

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $2,283,320 and $4,268,767 for the three and six month periods ended June 30, 2013, respectively, compared with $1,763,689 and $3,340,401 in the prior year periods.   The increase in 2013 was primarily related to increases in other fee income, earnings of unconsolidated affiliates and income from trust and investment management services.

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

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable bonds, tax-exempt bonds and equity securities.  The Company strives to maintain a high quality investment portfolio.  Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

Investment income was $925,047 and $1,845,532 for the three and six months ended June 30, 2013, respectively, compared with $1,009,918 and $1,987,179 for the same period in 2012.  The decrease in investment income in 2013 was due primarily to a decrease in the portfolio of fixed maturities coupled with lower levels of interest earned on fixed maturities and short-term funds, partially offset by a slight increase in dividends associated with an increase in the portfolio of equity securities.  See Note 7 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.

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

Net realized gain on investments was $55,272 and $71,616 for the three and six months ended June 30, 2013 compared with $65,148 and $258,029 for the same period in 2012.  The 2013 year-to-date gain includes impairment charges of $34,070 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $105,686.  The 2012 year-to-date gain includes impairment charges of $76,539 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments, other assets and property acquired in the settlement of claims of $334,568. Management believes unrealized losses on remaining fixed income and equity securities at June 30, 2013 are temporary in nature.

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

Expenses

The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations.  Operating expenses increased 29.6% and 19.1% for the three and six months ended June 30, 2013, respectively, compared with the same period in 2012. For the three months ended June 30, 2013, expenses increased primarily due to increases in commissions to agents and salaries, employee benefits and payroll taxes and the provision for claims. For the six months ended June 30, 2013 expenses increased primarily due to commissions to agents and salaries, employee benefits and payroll taxes, offset by a decline in the provision for claims.

Following is a summary of the Company's operating expenses for the three and six months ended June 30, 2013 and 2012.  Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	%	2012	%	2013	%	2012	%
Title Insurance	$26,244,237	94.3	$20,099,098	93.7	$46,802,408	93.8	$39,161,010	93.4
All Other	1,579,113	5.7	1,361,526	6.3	3,117,797	6.2	2,768,749	6.6
Total	$27,823,350	100.0	$21,460,624	100.0	$49,920,205	100.0	$41,929,759	100.0

On a combined basis, after-tax profit margins were 11.9% and 12.2% for the three and six months ended June 30, 2013, and 12.8% and 9.9% for the three and six months ended June 30, 2012.

Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 39.2% and 30.4% for the three and six months ended June 30, 2013 compared with the prior year period.  This increase was primarily due to increased real estate activity.  Commission expense as a percentage of net premiums written by agents was 76.2% and 75.4% for the three and six months ended June 30, 2013, respectively, compared with 74.1% and 74.7% for the same period in 2012.  Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provision for Claims:  The provision for claims as a percentage of net premiums written was 3.3% and 1.1% for the three and six months ended June 30, 2013, respectively, compared with 1.6% and 4.6% for the same periods in 2012. The claims provision rates in all periods were abnormally low due to adjustments for favorable loss development. Recent improvements in the claims provision rate were impacted by the absence of large defalcations claims in recent years as well as an increase in business in states with historically lower loss provision rates.

The decrease in the loss provision rate for the six months ended June 30, 2013 from the 2012 level resulted in approximately $1,916,000 less in reserves than would have been recorded at the higher 2012 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $918,812 and $2,441,466 for the six months ended June 30, 2013 and 2012, respectively.

Reserves for Claims:  At June 30, 2013, the total reserve for claims was $38,767,000.  Of that total, approximately $4,439,000 was reserved for specific claims, and approximately $34,328,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes:  Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $6,248,492 and $12,398,153 for the three and six months ended June 30, 2013 versus $5,489,107 and $10,479,739 in the prior year periods.  The increases for the three and six month periods in 2013 compared with the same period in 2012 were primarily due to additional headcount related to technology and system development initiatives, increased levels of business and higher levels of profitability driving increases in levels of variable compensation.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 18.5% and 20.5% for the three and six months ended June 30, 2013, respectively, as compared to 21.0% and 21.6% for the prior year periods.

Office Occupancy and Operations:  Office occupancy and operations expense as a percentage of total revenues were 3.0% and 3.4% for the three and six months ended June 30, 2013, respectively, compared with 4.0% and 4.1% for the same prior year periods.  The dollar decrease for the three months ended June 30, 2013 compared with 2012 primarily relates to decreases in office supplies, maintenance and printing expenses, partially offset by increases in depreciation and insurance expenses. The year-to-date dollar increase in office occupancy and operations expenses in 2013 compared with 2012 relates primarily to increases in depreciation, and insurance expenses.

Business Development: Business development expenses, which include marketing and travel-related expenses, for the three and six months ended June 30, 2013, were $453,653 and $878,686, respectively, compared with $404,718 and $798,165 for the same periods ended in 2012.  Business development expenses increased 12.1% and 10.1% for the three and six months ended June 30, 2013, respectively, compared to the prior year periods due to increases in travel and marketing expenses.

Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes.  The year-to-date decrease in 2013 from 2012 primarily relates to a decrease in licensing fees.

Premium and Retaliatory Taxes:  Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute.  Premium tax rates vary from state to state; accordingly, the total premium tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.7% and 1.8% for the three and six months ended June 30, 2013, respectively, compared with 2.0% and 2.1% for the same periods in 2012.

Professional and Contract Labor Fees:  Professional and contract labor fees were $560,146 and $1,174,589 for the three and six months ended June 30, 2013, respectively, compared with $706,690 and $1,107,227 for the same periods in 2012.  The year-to-date increase in 2013 primarily relates to increases in contract labor expenses associated with technology and system development initiatives, audit and legal fees, while the quarterly decrease relates to the transition of contract labor to salaried headcount.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation with transaction volume of the title segment and the trust division.

Income Taxes

The provision for income taxes was $1,846,000 and $3,211,000 for the three and six months ended June 30, 2013, respectively, compared with $1,247,000 and $1,760,000 for the same periods in 2012.  Income tax expense as a percentage of earnings before income taxes was 31.4% and 30.2% for the three and six months ended June 30, 2013, respectively, compared with 27.0% and 26.8% for the same periods in 2012.  The increase in the effective rate for 2013 from 2012 was primarily due to a higher proportion of taxable to tax-exempt income.  The effective income tax rate for both 2013 and 2012 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income.  Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through June 30, 2013 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Net cash flows provided by operating activities were $5,721,839 and $1,525,296 for the six months ended June 30, 2013 and 2012, respectively.  Cash flows from operating activities increased from 2012 to 2013, primarily due to an increase in net income, accelerated collection of receivables, lower claim payments and the timing of payable disbursements offset by an increase in other assets.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and operating requirements.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends.  In 2013, the Company had a lower net level of investment purchase activity and an increase in the repurchase of shares of common stock compared with the same period in 2012.

The net effect of all activities on total cash and cash equivalents was an increase of $5,592,118 in 2013 and a decrease of $584,607 in 2012.  As of June 30, 2013, the Company held cash and cash equivalents of $26,402,136, short-term investments of $16,078,465, fixed maturity securities of $75,228,040 and equity securities of $31,208,595.

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

As noted previously, the Company’s operating results and cash flows are heavily dependent on the real estate market.  The Company’s business has certain fixed costs such as personnel; therefore, changes in the real estate market are monitored closely, and operating expenses such as staffing levels are managed and adjusted accordingly.  The Company believes that its significant working capital position and management of operating expenses will aid its ability to manage cash resources through fluctuations in the real estate market.

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

The Company's ability to pay dividends and operating expenses is dependent on funds received from the insurance subsidiaries, which are subject to regulation in the states in which they do business.  Each state regulates the extent to which title underwriters can pay dividends or make distributions.  These regulations require prior regulatory approval of the payment of dividends and other intercompany transfers.  The Company believes, however, that amounts available for transfer from its insurance and other subsidiaries are adequate to meet the Company's current operating needs.

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

Purchase of Company Stock:  On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares, such that there was authority remaining under the Company’s ongoing purchase plan program to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to this approval, the Company purchased 19,460 shares for the six months ended June 30, 2013 and 14,502 for the same period in 2012 at an average per share price of $70.82 and $43.23, respectively.  Included in the 19,460 shares repurchased in 2013 are 17,524 shares of Company common stock repurchased during the quarter ended June 30, 2013 from officers of the Company at a price of $71.50 per share to cover withholding taxes payable by the officers upon the exercise of SARs. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and alternative uses for such cash.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property.  ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits are held at third-party financial institutions.  Like-kind exchange deposits and reverse exchange property totaled approximately $56,300,000 and $55,580,000 as of June 30, 2013 and December 31, 2012, respectively.  These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income.  The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

•	a downgrade from a rating agency could result in a loss of underwriting business;

•	significant competition that the Company’s operating subsidiaries face;

•	the Company’s business is concentrated geographically in North Carolina and Texas, which comprise approximately 31.5% and 20.8%, respectively, of our premiums written; and

•	other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.

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

No material changes in the Company’s market risk or market strategy occurred during the quarter ended June 30, 2013.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended June 30, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period					478,714
April 2013	120		$70.12	120	478,594
May 2013	17,549	(a)	$71.50	17,549	461,045
June 2013	—		$—	—	461,045
Total:	17,669		$71.49	17,669	461,045

(a)    Includes 17,524 shares of common stock repurchased from officers of the Company at a price of $71.50 per share to cover withholding taxes payable by the officers upon the exercise of SARs.

For the quarter ended June 30, 2013, the Company purchased an aggregate of 17,669 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was originally announced publicly on June 5, 2000.  On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  August 8, 2013