Form 10-Q
period 2013-09-30
INVESTORS TITLE CO
filed 2013-11-07
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes         No     X

As of October 16, 2013, there were 2,066,922 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2013 and December 31, 2012
(Unaudited)

	September 30, 2013	December 31, 2012
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013: $82,077,868; 2012: $75,573,673)	$86,100,498	$81,936,978
Equity securities, available-for-sale, at fair value (cost: 2013: $22,307,440; 2012: $21,229,114)	33,460,972	28,510,933
Short-term investments	15,388,647	13,567,648
Other investments	7,311,949	6,763,100
Total investments	142,262,066	130,778,659

Cash and cash equivalents	22,868,393	20,810,018
Premium and fees receivable (less allowance for doubtful accounts: 2013: $2,021,793; 2012: $1,902,581)	9,758,749	11,037,714
Accrued interest and dividends	1,041,472	1,037,447
Prepaid expenses and other assets	7,314,187	4,651,115
Property, net	4,204,506	3,603,323
Current income taxes recoverable	1,708,257	—
Total Assets	$189,157,630	$171,918,276

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$34,816,000	$39,078,000
Accounts payable and accrued liabilities	21,331,255	15,477,545
Current income taxes payable	—	1,336,824
Deferred income taxes, net	5,259,773	893,156
Total liabilities	61,407,028	56,785,525

Commitments and Contingencies	—	—

Redeemable Noncontrolling Interest	512,749	493,861

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock - no par value (10,000,000 authorized shares; 2,066,922 and 2,043,359 shares issued and outstanding 2013 and 2012, respectively, excluding 291,676 shares for 2013 and 2012 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	117,418,431	105,820,459
Accumulated other comprehensive income	9,819,421	8,818,430
Total stockholders’ equity	127,237,853	114,638,890
Total Liabilities and Stockholders’ Equity	$189,157,630	$171,918,276

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Net premiums written	$30,431,560	$29,018,123	$84,787,318	$71,927,113
Investment income - interest and dividends	990,338	962,573	2,835,870	2,949,752
Net realized gain on investments	261,938	99,790	333,554	357,819
Other	1,921,403	2,196,922	6,190,170	5,537,323
Total Revenues	33,605,239	32,277,408	94,146,912	80,772,007

Operating Expenses:
Commissions to agents	18,142,697	16,840,421	49,240,917	40,683,365
(Benefit) provision for claims	(3,037,101)	2,432,057	(2,429,289)	4,424,523
Salaries, employee benefits and payroll taxes	7,133,497	5,598,722	19,533,970	16,080,639
Office occupancy and operations	1,165,772	984,303	3,266,112	2,956,470
Business development	606,549	472,436	1,487,635	1,254,691
Filing fees, franchise and local taxes	141,373	140,740	510,893	673,992
Premium and retaliatory taxes	592,717	423,626	1,563,764	1,312,906
Professional and contract labor fees	404,206	523,956	1,514,749	1,620,911
Other	179,006	143,232	560,170	481,755
Total Operating Expenses	25,328,716	27,559,493	75,248,921	69,489,252

Income before Income Taxes	8,276,523	4,717,915	18,897,991	11,282,755

Provision for Income Taxes	2,733,000	1,479,000	5,944,000	3,239,000

Net Income	5,543,523	3,238,915	12,953,991	8,043,755

Less: Net Income Attributable to Redeemable Noncontrolling Interest	(27,725)	(80,730)	(55,788)	(103,943)

Net Income Attributable to the Company	$5,515,798	$3,158,185	$12,898,203	$7,939,812

Basic Earnings per Common Share	$2.67	$1.52	$6.26	$3.80

Weighted Average Shares Outstanding – Basic	2,069,081	2,071,605	2,059,226	2,090,369

Diluted Earnings per Common Share	$2.66	$1.50	$6.19	$3.74

Weighted Average Shares Outstanding – Diluted	2,074,940	2,108,526	2,083,560	2,124,122

Cash Dividends Paid per Common Share	$0.08	$0.07	$0.24	$0.21

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine September 30, 2013 and 2012
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$5,543,523	$3,238,915	$12,953,991	$8,043,755
Other comprehensive (loss) income, before tax:
(Accretion) amortization related to prior year service cost	(380)	2,349	(1,139)	7,047
Amortization of unrecognized loss	1,573	171	4,720	511
Unrealized gains on investments arising during the period	1,115,120	2,142,925	1,864,591	3,677,740
Reclassification adjustment for sale of securities included in net income	(261,938)	(99,790)	(367,624)	(434,358)
Reclassification adjustment for write-down of securities included in net income	—	—	34,070	76,539
Other comprehensive income, before tax	854,375	2,045,655	1,534,618	3,327,479
Income tax expense related to postretirement health benefits	415	858	1,228	2,571
Income tax expense related to unrealized gains on investments arising during the year	385,115	737,122	645,438	1,273,653
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(89,575)	(34,576)	(126,173)	(155,912)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	—	—	13,134	26,265
Net income tax expense on other comprehensive income	295,955	703,404	533,627	1,146,577
Other comprehensive income	558,420	1,342,251	1,000,991	2,180,902
Comprehensive Income	$6,101,943	$4,581,166	$13,954,982	$10,224,657
Less: Comprehensive income attributable to redeemable noncontrolling interest	(27,725)	(80,730)	(55,788)	(103,943)
Comprehensive Income Attributable to the Company	$6,074,218	$4,500,436	$13,899,194	$10,120,714

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2012	2,107,681	$1	$99,003,018	$7,509,165	$106,512,184
Net income attributable to the Company			7,939,812		7,939,812
Dividends ($0.21 per share)			(438,431)		(438,431)
Shares of common stock repurchased and retired	(51,207)		(2,804,412)		(2,804,412)
Stock options and stock appreciation rights exercised	6,130		152,792		152,792
Share-based compensation expense			55,857		55,857
Amortization related to postretirement health benefits				4,987	4,987
Net unrealized gain on investments				2,175,915	2,175,915
Balance, September 30, 2012	2,062,604	$1	$103,908,636	$9,690,067	$113,598,704

Balance, January 1, 2013	2,043,359	$1	$105,820,459	$8,818,430	$114,638,890
Net income attributable to the Company			12,898,203		12,898,203
Dividends ($0.24 per share)			(494,903)		(494,903)
Shares of common stock repurchased and retired	(26,436)		(1,881,323)		(1,881,323)
Stock options and stock appreciation rights exercised	49,999		75,797		75,797
Share-based compensation expense			62,108		62,108
Amortization related to postretirement health benefits				2,353	2,353
Net unrealized gain on investments				998,638	998,638
Income tax benefit from share-based compensation			938,090		938,090
Balance, September 30, 2013	2,066,922	$1	$117,418,431	$9,819,421	$127,237,853

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$12,953,991	$8,043,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	444,689	348,334
Amortization, net	378,947	320,666
Amortization related to postretirement benefits obligation	3,581	7,558
Share-based compensation expense related to stock options	62,108	55,857
Increase in allowance for doubtful accounts on premiums receivable	119,212	494,000
Net loss (gain) on disposals of property	778	(23,076)
Net realized gain on investments	(333,554)	(357,819)
Net earnings from other investments	(1,050,854)	(1,211,188)
(Benefit) provision for claims	(2,429,289)	4,424,523
Provision for deferred income taxes	3,833,000	1,076,000
Excess tax benefits related to exercise of stock options and SARs	938,090	—
Changes in assets and liabilities:
Decrease (increase) in receivables	1,159,753	(3,892,948)
Increase in other assets	(2,771,634)	(524,563)
Increase in current income taxes recoverable	(1,708,257)	—
Increase in accounts payable and accrued liabilities	5,853,711	847,971
Decrease in current income taxes payable	(1,336,824)	(356,938)
Payments of claims, net of recoveries	(1,832,711)	(3,414,523)
Net cash provided by operating activities	14,284,737	5,837,609

Investing Activities
Purchases of available-for-sale securities	(14,833,885)	(14,000,215)
Purchases of short-term securities	(4,886,789)	(5,434,469)
Purchases of other investments	(1,330,327)	(2,460,907)
Investment in/purchase of subsidiary	—	(350,000)
Proceeds from sales and maturities of available-for-sale securities	7,321,758	11,860,920
Proceeds from sales and maturities of short-term securities	3,065,790	8,315,618
Proceeds from sales and distributions of other investments	1,761,362	1,379,198
Proceeds from sales of other assets	22,808	204,750
Purchases of property	(1,063,985)	(373,045)
Proceeds from disposals of property	17,335	51,093
Net cash used in investing activities	(9,925,933)	(807,057)

Financing Activities
Repurchases of common stock	(1,881,323)	(2,804,412)
Exercise of options	75,797	152,792
Dividends paid	(494,903)	(438,431)
Net cash used in financing activities	(2,300,429)	(3,090,051)

Net Increase in Cash and Cash Equivalents	2,058,375	1,940,501
Cash and Cash Equivalents, Beginning of Period	20,810,018	18,042,258
Cash and Cash Equivalents, End of Period	$22,868,393	$19,982,759

Consolidated Statements of Cash Flows, continued
	Nine Months Ended September 30,
	2013	2012
Supplemental Disclosures:
Cash Paid During the Year for:
Income taxes, payments, net	$4,243,300	$2,523,000
Non Cash Investing and Financing Activities
Non cash net unrealized gain on investments, net of deferred tax provision of $(532,399) and $(1,144,006) for 2013 and 2012, respectively	$(998,638)	$(2,175,915)
Non cash intangible assets acquired from purchase of subsidiary	$—	$(1,481,900)
Non cash contingent liability from purchase of subsidiary	$—	$691,250

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the "Notes to Consolidated Financial Statements" appearing in the Annual Report on Form 10-K for the year ended December 31, 2012 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

Principles of Consolidation – The accompanying unaudited Consolidated Financial Statements include the accounts and operations of Investors Title Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Earnings attributable to the Company's redeemable noncontrolling interest in a majority-owned insurance agency are recorded in the Consolidated Statements of Income. The redeemable noncontrolling interest representing the portion of equity not related to the Company's ownership interest is recorded as redeemable equity in a separate section of the Consolidated Balance Sheets. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Reclassification – Certain 2012 amounts in the accompanying unaudited Consolidated Financial Statements have been reclassified to conform to the 2013 classifications. These reclassifications had no effect on stockholders’ equity or net income as previously reported.

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

The Company’s reserves for claims are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which have been incurred but not reported (“IBNR”).  During the third quarter of 2013 certain actuarial inputs were changed  to provide a more refined IBNR reserve estimate. See Note 2 in the accompanying Consolidated Financial Statements for further information regarding this change in accounting estimate.

Subsequent Events - The Company has concluded that there were no material subsequent events requiring adjustment to or disclosure in its Consolidated Financial Statements.

Recently Issued Accounting Standards – In July 2013, the Financial Accounting Standards Board (“FASB”) updated guidance to eliminate diversity in practice relating to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists. The main provision of the update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to deferred tax assets for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, in which case the unrecognized tax benefit should be presented as a liability. For public entities, this update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted, and the Company elected to adopt this new guidance in the third quarter of 2013. This update did not have an impact on the Company's financial condition or results of operations.

In February 2013, the FASB updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income.  The main provisions of this guidance require an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the footnotes, the amount reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures providing additional detail about those amounts.  The amendments do not change the requirements for reporting net income or other comprehensive income in financial statements.  The Company complied with this update, and it did not have an impact on the Company’s financial condition or results of operations.

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

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the nine months ended September 30, 2013 and the year ended December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
Balance, beginning of period	$39,078,000	$37,996,000
(Benefit) Provision, charged to operations	(2,429,289)	6,072,115
Payments of claims, net of recoveries	(1,832,711)	(4,990,115)
Ending balance	$34,816,000	$39,078,000

The total reserve for all reported and unreported losses the Company incurred through September 30, 2013 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy IBNR. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under policies issued through September 30, 2013.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

During the third quarter of 2013 certain actuarial inputs were changed  to provide a more refined IBNR reserve estimate. The Company considers these modifications in actuarial inputs to be a change in estimate. The Company believes that these changes in actuarial inputs were necessary in response to favorable reserve development and claims experience incurred in several recent reporting periods.  The approximate impact of this change in estimate for the quarter ended September 30, 2013 was a reduction of $2,400,000 to the reserves for claims in the Consolidated Balance Sheets, and in the Consolidated Statements of Income a decrease of $2,400,000 to the provision for claims, an increase of $821,000 in the provision for income taxes and an increase of $1,579,000 in net income, or approximately $0.76 per share, compared with the amounts that would have been recorded under the Company’s prior estimate. This change in estimate, coupled with several recent policy years which continued to emerge favorably in comparison with prior expectations, contributed to a benefit in the claims provision this quarter. The change in estimate was primarily driven by the following:

•	Changing the specific weightings used in performing certain actuarial methods, including weighting between policy years and weighting of title industry loss data;

•	Making an adjustment to recognize revenue rate change information and the Company’s improved underwriting efforts related to construction business; and

•	Increasing the ratios used to estimate projected payments of unallocated loss adjustment expenses to more accurately reflect expected payments.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	September 30, 2013%		December 31, 2012%
Known title claims	$4,474,405	12.9	$5,166,370	13.2
IBNR	30,341,595	87.1	33,911,630	86.8
Total loss reserves	$34,816,000	100.0	$39,078,000	100.0

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

Note 3 - Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future service that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method, were 5,859 and 36,921 for the three months ended September 30, 2013 and 2012, respectively, and 24,334 and 33,753 for the nine months ended September 30, 2013 and 2012, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income attributable to the Company	$5,515,798	$3,158,185	$12,898,203	$7,939,812
Weighted average common shares outstanding – Basic	2,069,081	2,071,605	2,059,226	2,090,369
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	5,859	36,921	24,334	33,753
Weighted average common shares outstanding – Diluted	2,074,940	2,108,526	2,083,560	2,124,122
Basic earnings per common share	$2.67	$1.52	$6.26	$3.80
Diluted earnings per common share	$2.66	$1.50	$6.19	$3.74

There were no potential shares excluded from the computation of diluted earnings per share for the three months ended September 30, 2013 and 2012. There were no potential shares excluded from the computation of diluted earnings per share for the nine months ended September 30, 2012. There were 3,000 potential shares excluded from the computation of diluted earnings per share for the nine months ended September 30, 2013. These potential shares were anti-dilutive because the underlying share awards were out-of-the-money.

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

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	101,600	$29.81	3.91	$697,780
SARs granted	3,000	50.50
SARs exercised	—	—
Options exercised	(6,380)	25.17
Options/SARs canceled/forfeited/expired	(70)	31.00
Outstanding as of December 31, 2012	98,150	$30.74	3.17	$2,871,710
SARs granted	3,000	71.59
SARs exercised	(79,500)	28.77
Options exercised	(2,650)	28.63
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of September 30, 2013	19,000	$45.74	3.68	$557,890

Exercisable as of September 30, 2013	17,500	$43.52	3.43	$552,625

Unvested as of September 30, 2013	1,500	$71.59	6.63	$5,265

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

There was approximately $62,000 and $56,000 of compensation expense relating to SARs or options vesting on or before September 30, 2013 and 2012, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income.  As of September 30, 2013, there was approximately $45,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 5 months.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended September 30, 2013 and 2012:

Three Months Ended September 30, 2013	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$31,343,108	$1,396,309	$(386,454)	$32,352,963
Investment income	919,819	93,854	(23,335)	990,338
Net realized gain on investments	250,600	11,338	—	261,938
Total revenues	$32,513,527	$1,501,501	$(409,789)	$33,605,239
Operating expenses	24,212,255	1,485,494	(369,033)	25,328,716
Income before income taxes	$8,301,272	$16,007	$(40,756)	$8,276,523
Total assets	$151,795,001	$37,362,629	$—	$189,157,630

Three Months Ended September 30, 2012	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$30,429,446	$1,356,733	$(571,134)	$31,215,045
Investment income	832,241	150,749	(20,417)	962,573
Net realized gain on investments	85,560	14,230	—	99,790
Total revenues	$31,347,247	$1,521,712	$(591,551)	$32,277,408
Operating expenses	27,086,970	1,026,236	(553,713)	27,559,493
Income before income taxes	$4,260,277	$495,476	$(37,838)	$4,717,915
Total assets	$132,713,703	$37,296,333	$—	$170,010,036

Nine Months Ended September 30, 2013	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$88,063,272	$4,004,766	$(1,090,550)	$90,977,488
Investment income	2,626,642	279,231	(70,003)	2,835,870
Net realized gain (loss) on investments	341,674	(8,120)	—	333,554
Total revenues	$91,031,588	$4,275,877	$(1,160,553)	$94,146,912
Operating expenses	71,657,966	4,629,241	(1,038,286)	75,248,921
Income (loss) before income taxes	$19,373,622	$(353,364)	$(122,267)	$18,897,991
Total assets	$151,795,001	$37,362,629	$—	$189,157,630

Nine Months Ended September 30, 2012	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$74,967,470	$3,635,577	$(1,138,611)	$77,464,436
Investment income	2,566,875	444,129	(61,252)	2,949,752
Net realized gain on investments	182,249	175,570	—	357,819
Total revenues	$77,716,594	$4,255,276	$(1,199,863)	$80,772,007
Operating expenses	66,772,534	3,820,487	(1,103,769)	69,489,252
Income before income taxes	$10,944,060	$434,789	$(96,094)	$11,282,755
Total assets	$132,713,703	$37,296,333	$—	$170,010,036

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company, is party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement totaling $6,597,000 and $6,303,000 as of September 30, 2013 and December 31, 2012, respectively.  The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded.  These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets.  The following sets forth the net periodic benefits cost for the executive benefits for the periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost – benefits earned during the year	$3,946	$3,155	$11,837	$9,463
Interest cost on the projected benefit obligation	7,103	6,966	21,309	20,900
(Accretion) amortization of unrecognized prior service cost	(380)	2,349	(1,139)	7,047
Amortization of unrecognized losses	1,573	171	4,720	511
Net periodic benefits costs	$12,242	$12,641	$36,727	$37,921

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of September 30, 2013 and December 31, 2012, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices were unavailable due to the failure of auctions.  The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of these securities was $1,000,000 as of September 30, 2013 and December 31, 2012,  with approximately 97.0% as of September 30, 2013 and December 31, 2012, guaranteed by the U.S. Department of Education.

Some of the inputs to ARS valuation are unobservable in the market and are significant—therefore, the Company utilizes another third party pricing service to assist in the determination of the fair market value of these securities.  That service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of September 30, 2013 and December 31, 2012:

	2013	2012
Cumulative probability of earning maximum rate until maturity	—%	—%
Cumulative probability of principal returned prior to maturity	95.8%	96.1%
Cumulative probability of default at some future point	4.3%	3.9%

Significant increases or decreases in any of the inputs in isolation could result in significant changes to the fair value measurement.  Generally, increases in default probabilities and liquidity risk premiums lower the fair market value while increases in principal being returned and earning maximum rates increase fair market values.

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

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of September 30, 2013 and December 31, 2012.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.  Level 3 assets are comprised solely of ARS.

As of September 30, 2013	Level 1	Level 2	Level 3	Total
Short-term Investments	$15,388,647	$—	$—	$15,388,647
Equity Securities
Common stock and nonredeemable preferred stock	33,460,972	—	—	33,460,972
Fixed Maturities
Obligations of states and political subdivisions*	—	67,185,978	—	67,185,978
Corporate debt securities*	—	17,986,320	928,200	18,914,520
Total	$48,849,619	$85,172,298	$928,200	$134,950,117

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Short-term Investments	$13,567,648	$—	$—	$13,567,648
Equity Securities
Common stock and nonredeemable preferred stock	28,510,933	—	—	28,510,933
Fixed Maturities
Obligations of states and political subdivisions*	—	62,701,858	—	62,701,858
Corporate debt securities*	—	18,302,920	932,200	19,235,120
Total	$42,078,581	$81,004,778	$932,200	$124,015,559

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

The carrying amounts and fair values of these financial instruments (please note investments are disclosed in a previous table) as of September 30, 2013 and December 31, 2012 are presented in the following table:

As of September 30, 2013	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash	$22,868,393	$22,868,393	$22,868,393	$—	$—
Cost-basis investments	1,895,895	2,030,099	—	—	2,030,099
Accrued dividends and interest	1,041,472	1,041,472	1,041,472	—	—
Total Financial Assets	$25,805,760	$25,939,964	$23,909,865	$—	$2,030,099
Financial Liabilities
Contingent consideration	$341,250	$341,250	$—	$—	$341,250
Total Financial Liabilities	$341,250	$341,250	$—	$—	$341,250

As of December 31, 2012	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash	$20,810,018	$20,810,018	$20,810,018	$—	$—
Cost-basis investments	1,871,315	1,952,323	—	—	1,952,323
Accrued dividends and interest	1,037,447	1,037,447	1,037,447	—	—
Total Financial Assets	$23,718,780	$23,799,788	$21,847,465	$—	$1,952,323
Financial Liabilities
Contingent consideration	$691,250	$691,250	$—	$—	$691,250
Total Financial Liabilities	$691,250	$691,250	$—	$—	$691,250

The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the period ended September 30, 2013 and the year ended December 31, 2012:

Changes in fair value during the period ended:	2013	2012
Beginning balance at January 1	$932,200	$4,552,400
Redemptions and sales	—	(3,900,000)
Realized gain – included in net realized gain on investments	—	211,061
Unrealized (loss) gain - included in other comprehensive income	(4,000)	68,739
Ending balance, net	$928,200	$932,200

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), consisting solely of contingent acquisition consideration, for the period ended September 30, 2013 and the year ended December 31, 2012:

Changes in fair value during the period ended:	2013	2012
Beginning balance at January 1	$691,250	$—
Addition of contingent consideration	—	691,250
Payment for contingent consideration	(350,000)	—
Ending balance, net	$341,250	$691,250

Certain cost method investments are measured at estimated fair value on a non-recurring basis, such as investments that are impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of September 30, 2013 and December 31, 2012.

The following table summarizes the corresponding estimated fair value hierarchy of such investments at September 30, 2013 and December 31, 2012 and the related impairments recognized.

As of September 30, 2013	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investments	Fair Value	Yes	$—	$—	$31,486	$31,486	$(34,070)
Total cost method investments			$—	$—	$31,486	$31,486	$(34,070)

As of December 31, 2012	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investments	Fair Value	Yes	$—	$—	$36,406	$36,406	$(6,504)
Total cost method investments			$—	$—	$36,406	$36,406	$(6,504)

Note 7 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

As of September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value-
General obligations of U.S. states, territories and political subdivisions	$37,441,654	$2,159,279	$168,826	$39,432,107
Special revenue obligations of U.S. states, territories and political subdivisions	26,462,356	1,396,079	104,564	27,753,871
Corporate debt securities	17,254,805	812,949	81,434	17,986,320
Auction rate securities	919,053	9,147	—	928,200
Total	$82,077,868	$4,377,454	$354,824	$86,100,498
Equity securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$22,307,440	$11,421,927	$268,395	$33,460,972
Total	$22,307,440	$11,421,927	$268,395	$33,460,972
Short-term investments-
Certificates of deposit and other	$15,388,647	$—	$—	15,388,647
Total	$15,388,647	$—	$—	$15,388,647

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value-
General obligations of U.S. states, territories and political subdivisions	$38,658,463	$3,211,445	$—	$41,869,908
Special revenue obligations of U.S. states, territories and political subdivisions	18,933,299	1,909,106	10,455	20,831,950
Corporate debt securities	17,064,697	1,252,973	14,750	18,302,920
Auction rate securities	917,214	14,986	—	932,200
Total	$75,573,673	$6,388,510	$25,205	$81,936,978
Equity securities, available-for-sale at fair value-
Common stocks and nonredeemable preferred stocks	$21,229,114	$7,373,056	$91,237	$28,510,933
Total	$21,229,114	$7,373,056	$91,237	$28,510,933
Short-term investments-
Certificates of deposit and other	$13,567,648	$—	$—	$13,567,648
Total	$13,567,648	$—	$—	$13,567,648

The scheduled maturities of fixed maturity securities at September 30, 2013 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$9,485,479	$9,662,557
Due after one year through five years	49,733,901	52,819,225
Due five years through ten years	15,008,510	15,418,411
Due after ten years	7,849,978	8,200,305
Total	$82,077,868	$86,100,498

Realized gains and losses on investments for the nine months ended September 30 are summarized as follows:

	2013	2012
Gross realized gains:
General obligations of U.S. states, territories and political subdivisions	$—	$250
Corporate debt securities	—	2,612
Common stocks and nonredeemable preferred stocks	365,922	199,977
Auction rate securities	—	118,336
Total	$365,922	$321,175
Gross realized losses:
Common stocks and nonredeemable preferred stocks	$(21,106)	$(91,975)
Other than temporary impairment of securities	—	(76,539)
Total	$(21,106)	$(168,514)
Net realized gain from securities	$344,816	$152,661
Net realized gains (losses) on other investments:
Impairments of other investments	$(34,070)	$—
Gain on other investments	25,308	205,158
Loss on other investments	(2,500)	—
Total	$(11,262)	$205,158
Net Realized Gain	$333,554	$357,819

Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the fair value of the securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2013 and December 31, 2012.

	Less than 12 Months		12 Months or Longer		Total
As of September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$959,189	$(168,826)	$—	$—	$959,189	$(168,826)
Special revenue obligations of U.S. states territories and political subdivisions	2,818,460	(104,564)	—	—	2,818,460	(104,564)
Corporate	4,473,175	(81,434)	—	—	4,473,175	(81,434)
Total fixed income securities	$8,250,824	$(354,824)	$—	$—	$8,250,824	$(354,824)
Equity securities	$1,751,137	$(230,029)	$200,746	$(38,366)	$1,951,883	$(268,395)
Total temporarily impaired securities	$10,001,961	$(584,853)	$200,746	$(38,366)	$10,202,707	$(623,219)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$1,236,906	$(10,455)	$—	$—	$1,236,906	$(10,455)
Corporate debt securities	985,250	(14,750)	—	—	985,250	(14,750)
Total fixed income securities	$2,222,156	$(25,205)	$—	$—	$2,222,156	$(25,205)
Equity securities	$2,551,215	$(91,237)	$—	$—	$2,551,215	$(91,237)
Total temporarily impaired securities	$4,773,371	$(116,442)	$—	$—	$4,773,371	$(116,442)

As of September 30, 2013, the Company held $8,250,824 in fixed maturity securities with unrealized losses of $354,824.  As of December 31, 2012, the Company held $2,222,156 in fixed maturity securities with unrealized losses of $25,205.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of September 30, 2013, the Company held $1,951,883 in equity securities with unrealized losses of $268,395.  As of December 31, 2012, the Company held $2,551,215 in equity securities with unrealized losses of $91,237.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 19 and 7 securities had unrealized losses at September 30, 2013 and December 31, 2012, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During the nine months ended September 30, 2013 and 2012, the Company recorded other-than-temporary impairment charges in the amount of $0 and $76,539, respectively, for securities.  For the 2012 fiscal year, the Company recorded other-than-temporary impairment charges in the amount of $93,436 related to securities.  Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

Note 8 – Commitments and Contingencies

Legal Proceedings.  The Company and its subsidiaries are involved in legal proceedings that are incidental to their business. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings, will not, in the aggregate, be material to the Company’s consolidated financial condition or operations.

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

Like-Kind Exchanges Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $60,431,000 and $55,580,000 as of September 30, 2013 and December 31, 2012, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Note 9 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investment in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of September 30, 2013	As of December 31, 2012
Consolidated Balance Sheets
Other investments	$5,416,000	$4,892,000
Premiums and fees receivable	$787,000	$1,011,000

Financial Statement Classification,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Income	2013	2012	2013	2012
Net premiums written	$3,328,000	$4,266,000	$10,686,000	$11,473,000
Other income	$381,000	$655,000	$1,450,000	$1,628,000

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

The acquisition date fair value of the total consideration to be transferred was $1,041,250.  This fair value total was equal to $350,000 ITIC had already paid toward the purchase price, as well as $691,250 in estimated contingent payments.  As of September 30, 2013, management’s calculation of the fair value of consideration to be transferred is materially unchanged from its acquisition date amount. During the second quarter of 2013, ITIC paid an additional $350,000 toward the purchase price. The resulting contingent payments of $341,250 and $691,250 are categorized in the Consolidated Balance Sheets as accounts payable and accrued liabilities as of September 30, 2013 and December 31, 2012, respectively.

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

The following table provides a reconciliation of total redeemable equity for the periods ended September 30, 2013 and December 31, 2012:

Changes in fair value during the period ended:	September 30, 2013	December 31, 2012
Beginning balance at January 1	$493,861	$—
Redeemable noncontrolling interest resulting from subsidiary purchase	—	446,250
Net income attributable to redeemable noncontrolling interest	55,788	88,411
Distributions to noncontrolling interest	(36,900)	(40,800)
Balance, net	$512,749	$493,861

Fair valuation methods used for the identifiable tangible net assets acquired in the acquisition make use of discounted cash flows using current interest rates.  The fair value of identifiable net tangible assets at the acquisition date was $5,600.  Identifiable assets acquired included cash and fixed assets.  Liabilities assumed consisted of notes payable.

The transaction was accounted for using the acquisition method required by ASC 805, Business Combinations.  Accordingly, the Company recognized the required identifiable intangible assets of United.  There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service.  At acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships.  The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated.  The referral relationships are being amortized over a 12-year period using the straight-line method.  At September 30, 2013 and December 31, 2012, accumulated amortization of intangible assets was $104,526 and $52,263, respectively.  Net intangible assets of $1,377,374 and $1,429,637 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012.  In accordance with ASC 350, Intangibles––Goodwill and Other, the Company completed interim impairment testing and determined that the intangible assets assigned to United were not impaired at September 30, 2013.

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

Note 11 – Accumulated Other Comprehensive Income

The following tables illustrates changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended September 30, 2013 and 2012:

Three Months Ended September 30, 2013	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at July 1	$9,361,879	$(100,878)	$9,261,001
Other comprehensive income before reclassifications	730,005	—	730,005
Amounts reclassified from accumulated other comprehensive income	(172,363)	778	(171,585)
Net current-period other comprehensive income	557,642	778	558,420
Ending balance	$9,919,521	$(100,100)	$9,819,421

Three Months Ended September 30, 2012	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at July 1	$8,398,867	$(51,051)	$8,347,816
Other comprehensive income before reclassifications	1,405,803	—	1,405,803
Amounts reclassified from accumulated other comprehensive income	(65,214)	1,662	(63,552)
Net current-period other comprehensive income	1,340,589	1,662	1,342,251
Ending balance	$9,739,456	$(49,389)	$9,690,067

Nine Months Ended September 30, 2013	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$8,920,883	$(102,453)	$8,818,430
Other comprehensive income before reclassifications	1,219,153	—	1,219,153
Amounts reclassified from accumulated other comprehensive income	(220,515)	2,353	(218,162)
Net current-period other comprehensive income	998,638	2,353	1,000,991
Ending balance	$9,919,521	$(100,100)	$9,819,421

Nine Months Ended September 30, 2012	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$7,563,541	$(54,376)	$7,509,165
Other comprehensive income before reclassifications	2,404,087	—	2,404,087
Amounts reclassified from accumulated other comprehensive income	(228,172)	4,987	(223,185)
Net current-period other comprehensive income	2,175,915	4,987	2,180,902
Ending balance	$9,739,456	$(49,389)	$9,690,067

The following tables provides significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended September 30, 2013 and 2012:

Three Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$261,938
Other-than-temporary impairments	—
Total	$261,938	Net realized gain on investment
Tax	(89,575)	Provision for Income Taxes
Net of Tax	$172,363
Accretion (amortization) related to postretirement benefit plans:
Prior year service cost	$380
Unrecognized loss	(1,573)
Total	$(1,193)	(a)
Tax	415	Provision for Income Taxes
Net of Tax	$(778)
Reclassifications for the period	$171,585

Three Months Ended September 30, 2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$99,790
Other-than-temporary impairments	—
Total	$99,790	Net realized gain on investment
Tax	(34,576)	Provision for Income Taxes
Net of Tax	$65,214
Amortization related to postretirement benefit plans:
Prior year service cost	$(2,349)
Unrecognized loss	(171)
Total	$(2,520)	(a)
Tax	858	Provision for Income Taxes
Net of Tax	$(1,662)
Reclassifications for the period	$63,552

Nine Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$367,624
Other-than-temporary impairments	(34,070)
Total	$333,554	Net realized gain on investment
Tax	(113,039)	Provision for Income Taxes
Net of Tax	$220,515
Accretion (amortization) related to postretirement benefit plans:
Prior year service cost	$1,139
Unrecognized loss	(4,720)
Total	$(3,581)	(a)
Tax	1,228	Provision for Income Taxes
Net of Tax	$(2,353)
Reclassifications for the period	$218,162

Nine Months Ended September 30, 2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$434,358
Other-than-temporary impairments	(76,539)
Total	$357,819	Net realized gain on investment
Tax	(129,647)	Provision for Income Taxes
Net of Tax	$228,172
Amortization related to postretirement benefit plans:
Prior year service cost	$(7,047)
Unrecognized loss	(511)
Total	$(7,558)	(a)
Tax	2,571	Provision for Income Taxes
Net of Tax	$(4,987)
Reclassifications for the period	$223,185

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

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Revenues from the title segment accounted for 96.3% of the Company's insurance and other services revenues in the first nine months of 2013.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.

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

Business Trends and Recent Conditions

Beginning in 2008, the United States economy experienced one of the worst economic downturns in history. Events leading to the recession were primarily the collapse of the housing market and frozen credit markets, prompting the federal government to take unprecedented monetary and fiscal action in an attempt to slow the economic rate of decline and instill consumer confidence. The economy has been slowly recovering from this downturn with the Dow Jones Industrial Average closing and remaining near an all-time high, housing values rebounding and the unemployment rate lowering. However, in October 2013, the United States government experienced a 16-day partial shutdown. Included in the temporary closing of governmental agencies was the Federal Housing Administration ("FHA"), slowing the loan approval process for some low-to-moderate income and first-time home buyers. A temporary funding measure was approved that will fund the government through January 15, 2014 and lift the debt limit through February 7, 2014. Further government shutdowns could have an adverse impact on the economy and the housing market.

The Mortgage Bankers Association's ("MBA") September 23, 2013 Mortgage Finance Forecast (the “MBA Forecast”) projects 2013 mortgage originations to decrease 8.3% from 2012 levels to $1,605 billion, with purchasing activity increasing 22.5% to $616 billion and refinancing activity decreasing 20.7% to $989 billion. In 2012, refinancing activity accounted for 71.3% of all mortgage originations and is projected to represent 61.6% of mortgage originations in 2013.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.88% and 3.75% for the nine months ended September 30, 2013 and 2012, respectively. According to the MBA Forecast, refinancing is expected to decline through the remainder of 2013 as interest rates climb to a projected 4.8% in the fourth quarter of 2013.

In September 2012, the Federal Reserve (the "Fed") announced Quantitative Easing, “QE 3,” in which it will purchase mortgage backed securities at a rate of $40 billion per month and longer-term Treasury securities at a rate of $45 billion per month. In June 2013, Federal Reserve Chairman Bernanke indicated that the level of asset purchases in the months ahead may vary in response to changing economic conditions. However, after the September 2013 meeting, the Fed refrained from slowing the level of asset purchases noting concerns with higher interest rates, tighter financial conditions and uncertainty related to federal lawmakers' ability to pass a budget and raise the debt ceiling. There is no stated end date associated with this round of Quantitative Easing and the program will continue as deemed necessary by the Federal Reserve. The Federal Open Market Committee (“FOMC”) of the Federal Reserve is also issuing disclosures on a periodic basis that include projections of the federal funds rate and expected actions. The FOMC has stated that they intend to keep the federal funds rate exceptionally low, between 0% and 0.25%, until targets of 6.5% for unemployment and 2.5% for inflation are reached.

The September 2013 Economic and Mortgage Finance Commentary (the “MBA Commentary,”) predicts that 2013 will experience relative growth compared to 2012 due to stronger home sales and increases in housing starts, as well as a continuation of recent trends of lower unemployment and real higher gross domestic product.

On January 10, 2013, the Consumer Financial Protection Bureau, (“CFPB”), which, among other responsibilities, enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance covering the real estate settlement industry, released final rules requiring a lender to assess each borrower's ability to meet the obligations of the prospective mortgage. Within this rule, there is also a provision that requires the lender to determine if the mortgage is a “Qualified Mortgage” and includes all fees paid to an affiliate of the lender in the points and fees calculation. The key features of a Qualified Mortgage are that it not have excessive upfront points and fees; does not have toxic loan features such as interest only, negative amortization or balloon payment provisions; and that there are limits on the borrower's debt-to-income ratio. The Company and its subsidiaries are not involved in mortgage lending; however, this rule could have an adverse impact on mortgage lending activity and potentially reduce premium volume. This new rule takes effect in January 2014.

The CFPB has also issued a memorandum to banks which has heightened their focus on vetting third party settlement providers, which could impact the Company's agents and approved providers. They may propose additional rules which could potentially impact the business of the Company. Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in the state legislatures and before the various insurance regulatory agencies. The Company regularly monitors such proposals, but their likelihood and timing, and the impact they may have on the Company and its subsidiaries cannot be determined at this time.

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

During the third quarter of 2013 certain actuarial inputs were changed to provide a more refined IBNR reserve estimate. The Company considers these modifications in actuarial inputs to be a change in estimate. The Company believes that these changes in actuarial inputs were necessary in response to favorable reserve development and claims experience incurred in several recent reporting periods.  The approximate impact of this change in estimate for the quarter ended September 30, 2013 was a reduction of $2,400,000 to the reserves for claims in the Consolidated Balance Sheets, and in the Consolidated Statements of Income a decrease of $2,400,000 to the provision for claims, an increase of $821,000 in the provision for income taxes and an increase of $1,579,000 in net income, or approximately $0.76 per share, compared with the amounts that would have been recorded under the Company’s prior estimate. This change in estimate, coupled with several recent policy years which continued to emerge favorably in comparison with prior expectations, contributed to a benefit in the claims provision this quarter. The change in estimate was primarily driven by the following:

•	Changing the specific weightings used in performing certain actuarial methods, including weighting between policy years and weighting of title industry loss data;

•	Making an adjustment to recognize revenue rate change information and the Company’s improved underwriting efforts related to construction business; and

•	Increasing the ratios used to estimate projected payments of unallocated loss adjustment expenses to more accurately reflect expected payments.

Results of Operations

For the quarter ended September 30, 2013, net premiums written increased 4.9% to $30,431,560, other income decreased 12.5% to $1,921,403, total revenues increased 4.1% to $33,605,239 and net income attributable to the Company increased approximately 74.7% to $5,515,798, all compared with the same quarter in 2012.  Net income per basic common share increased from $1.52 for the quarter ended September 30, 2012 to $2.67 in the same quarter of 2013.  Net income per diluted common share increased from $1.50 for the quarter ended September 30, 2012 to $2.66 for the same quarter of 2013.

For the nine months ended September 30, 2013, net premiums written increased 17.9% to $84,787,318, other income increased 11.8% to $6,190,170, total revenues increased 16.6% to $94,146,912 and net income attributable to the Company increased approximately 62.4% to $12,898,203, all compared with the same period in 2012.  Net income per basic common share increased from $3.80 for the nine months ended September 30, 2012 to $6.26 compared with the same period in 2013.  Net income per diluted common share increased from $3.74 for the nine months ended September 30, 2012 to $6.19 compared with the same period in 2013.

Contributing to the increase in net income for the three and nine months ended September 30, 2013 was an increase in premiums written due to higher levels of purchase transactions and increases in home values and decreases in operating expenses related to lower claims expenses.

Insurance and Other Services Revenues

Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income and exchange services income.  Investment income and realized investment gains and losses are not included in insurance and other services revenues and are discussed separately under “Investment Related Revenues” below.

Title Orders:  Title orders issued increased 4.6% in the first nine months of 2013 to 184,448 compared with 176,301 title orders in the same period in 2012.  The increase in title orders from 2012 is primarily attributable to higher levels of purchase transactions. Title orders did not increase proportionally with premiums due to a higher proportion of purchase transactions. Purchase transactions typically have higher premium rates than refinance transactions.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies.  Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	%	2012	%	2013	%	2012	%
Home and Branch	$6,630,345	21.8	$6,559,658	22.6	$19,746,738	23.3	$17,546,488	24.4
Agency	23,801,215	78.2	22,458,465	77.4	65,040,580	76.7	54,380,625	75.6
Total	$30,431,560	100.0	$29,018,123	100.0	$84,787,318	100.0	$71,927,113	100.0

Home and Branch Office Net Premiums:  In the Company's home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations increased 1.1% and 12.5% for the three and nine months ended September 30, 2013, compared with the prior year periods.  The increase in 2013 net premiums for home and branch operations primarily reflects increases in purchase transactions and increases in average home values.  All of the Company's home office operations and the majority of its branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina policies.

Agency Net Premiums:  When a policy is written through a title agency, agents retain the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  Agency net premiums written increased 6.0% and 19.6% for the three and nine months ended September 30, 2013, compared with the prior year periods. The increase in 2013 net agency premiums reflects increases in purchase transactions and increases in average home values in many parts of the nation.

Following is a schedule of net premiums written for the three and nine months ended September 30, 2013 and 2012 in select states in which the Company's two insurance subsidiaries ITIC and NITIC currently write insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State	2013	2012	2013	2012
North Carolina	$8,419,776	$8,653,839	$25,545,497	$23,044,493
Texas	9,154,882	7,370,731	20,453,991	16,196,627
South Carolina	2,874,305	2,519,351	7,549,859	6,221,784
Michigan	1,224,679	1,600,299	4,272,132	3,756,166
Virginia	1,377,122	1,484,316	4,109,837	4,036,494
All Others	7,419,595	7,455,504	22,988,008	18,837,624
Premiums	30,470,359	29,084,040	84,919,324	72,093,188
Reinsurance Assumed	—	—	3,470	15,659
Reinsurance Ceded	(38,799)	(65,917)	(135,476)	(181,734)
Net Premiums Written	$30,431,560	$29,018,123	$84,787,318	$71,927,113

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $1,921,403 and $6,190,170 for the three and nine month periods ended September 30, 2013, respectively, compared with $2,196,922 and $5,537,323 in the prior year periods.   The decrease for the three months ended September 30, 2013, primarily related to decreases in earnings of unconsolidated affiliates and exchange revenues partially offset by increases in other fee income and income from trust and investment management services. The increase for the nine months ended September 30, 2013 was primarily related to increases in other fee income and income from trust and investment management services partially offset by decreases in earnings of unconsolidated affiliates.

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

Investment income was $990,338 and $2,835,870 for the three and nine months ended September 30, 2013, respectively, compared with $962,573 and $2,949,752 for the same period in 2012.  The decrease in investment income for the nine months ended September 30, 2013 was due primarily to lower levels of interest earned on fixed maturities and short-term funds, partially offset by an increase in dividends associated with an increase in the portfolio of equity securities.  See Note 7 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.

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

Net realized gain on investments was $261,938 and $333,554 for the three and nine months ended September 30, 2013 compared with $99,790 and $357,819 for the same period in 2012.  The 2013 year-to-date gain includes impairment charges of $34,070 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $367,624.  The 2012 year-to-date gain includes impairment charges of $76,539 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $434,358. Management believes unrealized losses on remaining fixed income and equity securities at September 30, 2013 are temporary in nature.

The securities in the Company's portfolio are subject to economic conditions and market risks.  The Company considers relevant facts and circumstances in evaluating whether a credit or interest-related impairment of a security is other-than-temporary.  Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.

There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if impairments are other-than-temporary.  These risks and uncertainties include the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, the risk that the Company's assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the characteristics of that issuer, the risk that information obtained by the Company or changes in other facts and circumstances leads management to change its intent to hold the equity security until it recovers in value or its intent to sell the debt security, and the risk that management is making decisions based on misstated information in the financial statements provided by issuers.

Expenses

The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations.  Operating expenses decreased 8.1% and increased 8.3% for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. For the three months ended September 30, 2013, expenses decreased primarily due to a decrease in the provision for claims, partially offset by increases in commissions to agents and salaries, employee benefits and payroll taxes. For nine months ended September 30, 2013, expenses increased primarily due to increases in commissions to agents and salaries, employee benefits and payroll taxes, partially offset by a decline in the provision for claims.

Following is a summary of the Company's operating expenses for the three and nine months ended September 30, 2013 and 2012.  Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	%	2012	%	2013	%	2012	%
Title Insurance	$23,856,076	94.2	$26,546,058	96.3	$70,658,484	93.9	$65,707,068	94.6
All Other	1,472,640	5.8	1,013,435	3.7	4,590,437	6.1	3,782,184	5.4
Total	$25,328,716	100.0	$27,559,493	100.0	$75,248,921	100.0	$69,489,252	100.0

On a combined basis, after-tax profit margins were 16.4% and 13.7% for the three and nine months ended September 30, 2013, respectively, and 9.8% and 9.8% for the three and nine months ended September 30, 2012, respectively.

Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 7.7% and 21.0% for the three and nine months ended September 30, 2013 compared with the prior year period.  This increase was primarily due to increased real estate activity.  Commission expense as a percentage of net premiums written by agents was 76.2% and 75.7% for the three and nine months ended September 30, 2013, respectively, compared with 75.0% and 74.8% for the same period in 2012.  Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

(Benefit) Provision for Claims:  The (benefit) provision for claims as a percentage of net premiums written was (10.0)% and (2.9)% for the three and nine months ended September 30, 2013, respectively, compared with 8.4% and 6.2% for the same periods in 2012. The benefit in the current year relates to a reduction in the reserves for claims of approximately $2,400,000 reflecting a change in certain actuarial assumptions that stems from improved claims experience in recent post-recession policy years. A more detailed discussion related to this adjustment can be found in Note 2 in the accompanying Notes to Consolidated Financial Statements and in the Critical Accounting Estimates and Policies section of this Management's Discussion and Analysis.

The decrease in the loss provision rate for the nine months ended September 30, 2013 from the 2012 level resulted in approximately $7,645,000 less in reserves than would have been recorded at the higher 2012 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $1,832,711 and $3,414,523 for the nine months ended September 30, 2013 and 2012, respectively.

Reserves for Claims:  At September 30, 2013, the total reserve for claims was $34,816,000.  Of that total, approximately $4,474,000 was reserved for specific claims, and approximately $30,342,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

Changes from prior periods in the expected liability for claims reflect the uncertainty of the claims environment, as well as the limited predictive power of historical data. The Company continually updates and refines its reserve estimates as current experience develops and credible data emerges.  Such data includes payments on claims closed during the quarter, new details that emerge on still-open cases that cause claims adjusters to increase or decrease the case reserves and the impact that these types of changes have on the Company's total loss provision. Adjustments may be required as new information develops which often varies from past experience.

Salaries, Employee Benefits and Payroll Taxes:  Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $7,133,497 and $19,533,970 for the three and nine months ended September 30, 2013 versus $5,598,722 and $16,080,639 in the prior year periods.  The increases for the three and nine month periods in 2013 compared with the same period in 2012 were primarily due to higher staffing levels to support ongoing software development, and increased benefits and incentive compensation.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 21.2% and 20.7% for the three and nine months ended September 30, 2013, respectively, as compared with 17.3% and 19.9% for the prior year periods.

Office Occupancy and Operations:  Office occupancy and operations expense as a percentage of total revenues were 3.5% and 3.5% for the three and nine months ended September 30, 2013, respectively, compared with 3.0% and 3.7% for the same prior year periods.  The dollar increase for the three and nine months ended September 30, 2013 compared with 2012 primarily relates to increases in depreciation, maintenance and insurance expense.

Business Development: Business development expenses, which include marketing and travel-related expenses, for the three and nine months ended September 30, 2013, were $606,549 and $1,487,635, respectively, compared with $472,436 and $1,254,691 for the same periods ended in 2012.  Business development expenses increased 28.4% and 18.6% for the three and nine months ended September 30, 2013, respectively, compared to the prior year periods primarily due to increases marketing expenses.

Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes.  The year-to-date decrease in 2013 from 2012 primarily relates to a decrease in licensing fees.

Premium and Retaliatory Taxes:  Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute.  Premium tax rates vary from state to state; accordingly, the total premium tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.9% and 1.8% for the three and nine months ended September 30, 2013, respectively, compared with 1.5% and 1.8% for the same periods in 2012.

Professional and Contract Labor Fees:  Professional and contract labor fees were $404,206 and $1,514,749 for the three and nine months ended September 30, 2013, respectively, compared with $523,956 and $1,620,911 for the same periods in 2012.  The decreases for the three and nine months ended September 30, 2013 are the result of replacing contract labor resources with salaried personnel.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation with transaction volume of the title segment and the trust division.

Income Taxes

The provision for income taxes was $2,733,000 and $5,944,000 for the three and nine months ended September 30, 2013, respectively, compared with $1,479,000 and $3,239,000 for the same periods in 2012.  Income tax expense as a percentage of earnings before income taxes was 33.0% and 31.5% for the three and nine months ended September 30, 2013, respectively, compared with 31.3% and 28.7% for the same periods in 2012.  The increase in the effective rate for 2013 from 2012 was primarily due to a higher proportion of taxable to tax-exempt income.  The effective income tax rate for both 2013 and 2012 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income.  Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through September 30, 2013 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Net cash flows provided by operating activities were $14,284,737 and $5,837,609 for the nine months ended September 30, 2013 and 2012, respectively.  Cash flows from operating activities increased from 2012 to 2013, primarily due to an increase in net income, an increase in the deferred tax provision, accelerated collection of receivables, the timing of payable disbursements and lower claims payments, partially offset by a benefit in the provision for claims and increases in other assets and taxes receivable.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and operating requirements.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends.  In 2013, the Company had lower levels of investment sales and maturities and a decrease in the repurchase of shares of common stock compared with the same period in 2012.

The net effect of all activities on total cash and cash equivalents were increases of $2,058,375 in 2013 and $1,940,501 in 2012.  As of September 30, 2013, the Company held cash and cash equivalents of $22,868,393, short-term investments of $15,388,647, fixed maturity securities of $86,100,498 and equity securities of $33,460,972.

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

Purchase of Company Stock:  On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares, such that there was authority remaining under the Company’s ongoing purchase plan program to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to this approval, the Company purchased 26,436 shares for the nine months ended September 30, 2013 and 51,207 for the same period in 2012 at an average per share price of $71.17 and $54.77, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and alternative uses for such cash.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property.  ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits are held at third-party financial institutions.  Like-kind exchange deposits and reverse exchange property totaled approximately $60,431,000 and $55,580,000 as of September 30, 2013 and December 31, 2012, respectively.  These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income.  The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

•	a downgrade from a rating agency could result in a loss of underwriting business;

•	significant competition that the Company’s operating subsidiaries face;

•	the Company’s business is concentrated geographically in North Carolina, which comprise approximately 30.1% of our net premiums written; and

•	other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.

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

No material changes in the Company’s market risk or market strategy occurred during the quarter ended September 30, 2013.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1a.    Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended September 30, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				461,045
July 2013	—	$—	—	461,045
August 2013	6,976	$72.13	6,976	454,069
September 2013	—	$—	—	454,069
Total:	6,976	$72.13	6,976	454,069

For the quarter ended September 30, 2013, the Company purchased an aggregate of 6,976 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was originally announced publicly on June 5, 2000.  On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  November 7, 2013