Form 10-K
period 2013-12-31
INVESTORS TITLE CO
filed 2014-03-14
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2013
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [   ]     No  [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [    ]     No  [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]   No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer  [   ]     Accelerated filer  [X]     Non-accelerated filer   [   ] (Do not check if a smaller reporting company)     Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  [   ]     No  [X]
The aggregate market value of the common shares held by non-affiliates was $109,863,998 based on the closing sales price on the NASDAQ Stock Market LLC on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013).
As of February 14, 2014, there were 2,037,331 common shares of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 21, 2014 are incorporated by reference in Part III hereof.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Without limitation, projected developments in the mortgage interest rate and overall economic environment set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Trends and Recent Conditions” constitute forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

•
significant competition that the Company’s operating subsidiaries face, including the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner and expansion into new geographic locations;

•	the Company relies upon the North Carolina market for a significant portion of its profitability and premiums, comprising approximately 27.4% of premiums written;

•	compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;

•	the impact of governmental oversight of service provider’s compliance with Federal Consumer Financial Laws, including title insurance agents;

•	downgrades from a rating agency could result in a loss of underwriting business;

•	the inability of the Company to manage, develop and implement technological advancements and prevent system interruptions or unauthorized systems intrusions;

•
statutory requirements applicable to the Company’s insurance subsidiaries that require them to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that they may pay to the Company without prior regulatory approval;

•	heightened regulatory scrutiny and investigations of the title insurance industry;

•	the Company’s dependence on key management and marketing personnel, the loss of whom could have a material adverse effect on the Company’s business;

•	reform of government-sponsored entities could adversely impact the Company;

•	policies and procedures for the mitigation of risks may be insufficient to prevent losses;

•	the shareholder rights plan could discourage transactions involving actual or potential changes of control; and

•	other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.

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

INVESTORS TITLE COMPANY AND SUBSIDIARIES

PART I

ITEM 1.   BUSINESS

GENERAL

Investors Title Company (the “Company”) is a holding company that operates through its subsidiaries and was incorporated in the state of North Carolina in 1973. The Company became operational in 1976, when it acquired Investors Title Insurance Company (“ITIC”), which had itself been operating since 1972, as a wholly owned subsidiary under a plan of exchange of shares of common stock. In 1983, the Company acquired National Investors Title Insurance Company (“NITIC”), formerly Northeast Investors Title Insurance Company, which had itself been operating since 1973, as a wholly owned subsidiary under a plan of exchange of shares of common stock. The Company’s executive offices are located at 121 North Columbia Street, Chapel Hill, North Carolina 27514 and its telephone number is (919) 968-2200. The Company maintains a website at www.invtitle.com.

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

Title Insurance

Through its two wholly owned title underwriting subsidiaries, ITIC and NITIC, the Company underwrites title insurance for owners and mortgagees as a primary insurer. ITIC and NITIC offer primary title insurance coverage to owners and mortgagees of real estate and assumes reinsurance of title insurance risks from other title insurance companies. Title insurance protects against losses resulting from title defects affecting real property. The commitments and policies are predominantly issued using standard forms approved by the American Land Title Association (“ALTA”).

Upon a real estate closing, the seller executes a deed to the new owner, and typically, the property is encumbered with a new mortgage. When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property. If a claim is made against the title to real property, title insurance provides indemnification against covered defects.

Numerous types of defects could jeopardize the property owner’s or mortgagee’s interest in the property for which a title policy may provide coverage. Such risks include title being vested in an individual or entity other than the insured, unmarketable title, lack of a right of access to the property, invalidity or unenforceability of the insured mortgage, or other defects, liens, or encumbrances against the property. Examples of common types of covered risks include defects arising from prior unsatisfied mortgages, tax liens or confirmed assessments, judgments attaching to the property or encumbrances against the property arising through easements, restrictions or other existing covenants. Title insurance may also protect against deeds or mortgages that were forged or improperly acknowledged or delivered, that were executed by spouses without the other spouse’s signature or release of marital interest or that were conveyed by minors or incompetents.

Title Insurance Policies. There are two basic types of title insurance policies - one for the mortgage lender and one for the real property owner. A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender’s title insurance policy does not protect the property owner. The property owner has to purchase a separate owner’s title insurance policy to protect his investment. The Company issues title insurance policies based on a search of public records. The title search documents the current status of title to the property.

Insured Risk on Policies in Force. Generally, the amount of the insured risk under a title insurance policy is equal to the lesser of the purchase price or the fair market value of the insured property. If a claim is made against an insured property’s title, the insurer can choose to pay the cost of eliminating covered title defects or to defend the insured party against covered title defects affecting the property. The insurer may also opt to pay the policy limits to the insured or, if the loss is less than policy limits, the amount of the insured’s actual loss due to the title defect, at which time the insurer’s duty to defend the claim and all other obligations of the insurer with respect to the claim are satisfied.

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

Losses and Reserves. While most other forms of insurance provide for the assumption of risk of loss arising from unforeseen events, title insurance is based upon a process of loss avoidance. Title insurance generally serves to protect the policyholder from the risk of loss from events that predate the issuance of the policy. Losses on policies typically occur when a title defect is not discovered during the examination and settlement process or upon the occurrence of certain hidden risks which cannot be determined from an accurate search of public land records. The maximum amount of liability under a title insurance policy is generally the face amount of the policy plus the cost of defending the insured’s title against an adverse claim and any inflation protection clause associated with the policy. Reserves for claim losses are established from known claims, as well as estimated losses incurred but not yet reported to the Company based upon historical experience and other factors.

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

Premiums from title insurance written on properties located in North Carolina and Texas represent the largest source of revenue for the title insurance segment. In North Carolina, ITIC primarily issues title insurance commitments and policies through branch offices. In Texas and other states, title policies are primarily issued through issuing agents. For a description of the level of net premiums written geographically for significant states, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

In the ordinary course of business, ITIC and NITIC reinsure certain risks with other title insurers to limit their risk exposure and to comply with state insurance regulations. They also assume reinsurance for certain risks of other title insurers for which they receive additional income. For each of the last three years, revenues from reinsurance activities accounted for less than 1% of total premium volume.

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

Investors Trust and ICMC work together to provide investment management and trust services to individuals, companies, banks and trusts. In July 2013, Investors Trust assumed responsibility for the management of accounts previously managed by ICMC.

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

Historically, the title insurance business tends to be seasonal as well as cyclical. Because home sales are typically strongest in periods of favorable weather, the first calendar quarter tends to have the lowest activity levels, while the spring and summer quarters tend to be more active. Refinance activity is generally less seasonal, but is subject to interest rate fluctuations.

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

ITIC and NITIC strive to provide superior service to their customers and consider this an important factor in attracting and retaining customers. Branch and corporate personnel strive to develop new business and agency relationships to increase market share while ITIC’s Commercial Services Division focuses on services provided to commercial clients.

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

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital, surplus and reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, as well as examining and auditing title insurers. At December 31, 2013, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states in which they are licensed. A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various state laws to maintain assets of a defined minimum quality and amount.

The Company’s insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed. These and other governmental authorities have the power to enforce state and federal laws to which the title insurance subsidiaries are subject. These authorities include, but are not limited to, the Consumer Financial Protection Bureau (“CFPB”), which enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance covering the real estate settlement industry.

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

On November 20, 2013, the CFPB released a final rule to integrate mortgage disclosures under the Real Estate Settlement Procedures Act (“RESPA”) and the Truth in Lending Act (“TILA”). The final rule goes into effect in August 2015. Under this rule, the early disclosure forms required by TILA and the good faith estimate, required by RESPA, have been combined into one form, titled the Loan Estimate. The final disclosure required by TILA and the HUD-1 settlement statement required by RESPA have been combined into one form, titled the Closing Disclosure. The Company is currently assessing the impact that this rule will have on both direct and agency operations in terms of the processes and procedures, systems, and compliance costs.

Effective January 10, 2014, the TILA Regulation Z rule requires a lender to assess each borrower’s ability to meet the obligations of the prospective mortgage. Within this rule, there is also a provision that requires the lender to determine if the mortgage is a “Qualified Mortgage.” The key features of a Qualified Mortgage are that it (1) not have excessive upfront points and fees; (2) not have toxic loan features such as interest only, negative amortization or balloon payment provisions; and (3) limits the borrower’s debt-to-income ratio. The lender must include all fees paid to an affiliate of the lender in the points and fees calculation.The Company and its subsidiaries are not involved in mortgage lending; however, this rule could have an adverse impact on mortgage lending activity and potentially reduce premium volume.

The CFPB, Office of the Comptroller of Currency and the Federal Reserve have issued memorandums to banks which have heightened their focus on vetting third party providers and may impact the Company’s agents and approved providers.  Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in state legislatures and before various insurance regulatory agencies. The Company regularly monitors such proposals, but their likelihood and timing, and the impact they may have on the Company and its subsidiaries cannot be determined at this time.

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

CUSTOMER AND AGENT CONCENTRATION

The Company is not dependent upon any single title insurance customer or a few customers, and the loss of any single customer would not have a material adverse effect on the Company.

In 2013, 2012 and 2011, the Company had one agent that accounted for 16.4%, 14.0% and 22.6% of net premiums written, respectively.

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in municipal government securities and investment grade corporate bonds and equity securities. The Company’s investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries. The Company manages its investment portfolio via an affiliated entity. The securities in the Company’s portfolio are subject to economic conditions and normal market risks. The Company’s equity securities at December 31, 2013 and 2012 consisted of investments in various industry groups. There were not any significant investments in banks, trust or insurance companies at December 31, 2013 or 2012. Short-term investments, which consist primarily of money market instruments and certificates of deposit which have an original maturity of one year or less, are carried at cost, which approximates fair value due to the short duration to maturity. In addition, at December 31, 2013 and 2012, the Company held investments that are accounted for using the equity method (see Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.)

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

EMPLOYEES

The Company and its subsidiaries had 227 full-time employees and 6 part-time employees as of December 31, 2013. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

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

EXECUTIVE OFFICERS OF THE COMPANY
Following is information regarding the executive officers of the Company as of February 26, 2014.  Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	79	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	51	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	47	Executive Vice President, Secretary and Director
J. Allen Fine has been Chief Executive Officer and Chairman of the Board of the Company since its incorporation in 1973.  Mr. Fine also served as President of the Company until May 1997.  Mr. Fine is the father of James A. Fine, Jr. and W. Morris Fine.
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
The demand for the Company’s title insurance and other real estate transaction products and services varies from year to year and is dependent upon, among other factors, the volume of commercial and residential real estate transactions and mortgage financing transactions.  The volume of these transactions has historically been influenced by factors such as the state of the overall economy, the average price level of real estate sales and the availability and pricing of mortgage financing.  During periods of economic uncertainty, or when the availability of mortgage credit is limited or when mortgage interest rates are increasing, real estate activity typically declines. The cyclical nature of the Company’s business has caused volatility in revenue and profitability in the past and could do so in the future.
Demand for title insurance also depends in part upon the requirement by mortgage lenders and other participants in the secondary mortgage market that title insurance policies be obtained on residential and commercial real property.
Adverse deviation from expected claims experience will result in lower net earnings.
The Company’s net income is affected by the extent to which its actual claims experience differs from the assumptions used in establishing reserves for claims.  Reserves for claims are established based on actuarial estimates of future payments for reported claims, as well as claims which have been incurred but not yet reported.  In addition, management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims and other relevant factors in determining loss provision rates and the aggregate recorded expected liability for claims. Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of reserves for claims, the Company cannot determine precisely the amounts which it will ultimately pay to settle its claims.  Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future.  To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, the Company could be required to increase reserves.  Since title claims are often complex with widely varying loss potentials, the ultimate exposure is often uncertain.  Therefore, reserve estimates are subject to variability.  Unfavorable economic conditions can lead to an increase in title insurance claims due to higher levels of defaults and foreclosures upon insured properties.  In addition, the Company may experience unexpected large losses periodically which require an increase in loss reserves.

The Company may experience material losses resulting from fraud, defalcation or misconduct.
Fraud, defalcation and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business.  Agents and approved attorneys typically handle large sums of money in trusts pursuant to the closing of real estate transactions.   Misappropriation of funds by any of these parties could result in title claims, some of which could be severe.  During the early years of the recent economic downturn, the Company experienced abnormally high losses for policies that were issued in 2006 and 2008 due to these factors.   Challenging economic conditions or economic uncertainty could result in further abnormal loss experience from fraud, defalcation and misconduct.
Deterioration of economic and credit markets or economic uncertainty may cause a decline in the performance of the Company’s investments and could have a material adverse impact on net income.
The Company derives a substantial portion of its income from short-term investments and investments in investment grade bonds and equity securities. The Company’s investment policy is designed to balance the competing objectives of asset quality and investment income.  Changes in general economic conditions, interest rates, activity levels in securities markets and other external factors could adversely affect the value of the Company’s investment portfolio and, in turn, the Company’s operating results and financial condition.  Periods of economic uncertainty and tight credit markets can negatively impact the market values of investment securities and the ability of some issuers to repay the underlying obligations associated with those securities.  If the carrying value of the Company’s investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of its investments, which would negatively impact the Company’s results of operations and financial condition.
Competition affects the Company’s results of operations.
The title insurance industry is highly competitive.  Key competitive factors are quality of service, price within regulatory parameters, expertise, timeliness and the financial strength and size of the insurer.  Title companies compete for premiums by choosing various distribution channels which may include company-owned operations and issuing agency relationships with attorneys, lenders, realtors, builders and other settlement service providers.  Title insurance underwriters compete for agents on the basis of service, technology and commission levels.  Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and information than the Company.  The number and size of competing companies varies in the different geographic areas in which the Company operates.  Competition among the major providers of title insurance or the acceptance of alternative products to traditional title products by the marketplace could adversely affect the Company’s operations and financial condition.
The Company relies upon the North Carolina market for a significant portion of its profitability and premiums.  Changes in the economic or regulatory environments in North Carolina could have an adverse impact on the Company.
North Carolina is the largest source of premium revenue for the Company’s title insurance subsidiaries and, in 2013, represented approximately 27.4% of total premiums earned by the Company.  Because a significant portion of North Carolina premiums originate from the home or branch offices as opposed to agents, the North Carolina market is responsible for a significant portion of the Company’s profitability. A decrease in the level of real estate activity in North Carolina driven either by depressed economic conditions, changes in regulatory environments or other factors that could influence demand, could have a disproportionately negative impact on the Company’s financial results.
The Company’s insurance subsidiaries are subject to complex government regulations.  Changes in regulations may have an adverse effect on the Company’s results of operations.
The Company’s title insurance subsidiaries are subject to extensive regulations that are intended to protect policyholders and consumers.
The CFPB, created by the Dodd-Frank Act, enforces RESPA, the primary federal regulatory guidance covering the real estate settlement industry.

The nature and extent of state regulations, which vary from state to state, typically involve, among other matters, licensing and renewal requirements and trade and marketing practices, including, but not limited to the following:

•	licensing of insurers and agents;
•	capital and surplus requirements;
•	approval of premium rates for insurance;
•	limitations on types and amounts of investments;
•	limitations on the size of risks that may be insured by a single company;
•	filing of annual and other reports with respect to financial condition;
•	the amount of dividends and other payments made by insurance subsidiaries;
•	establishing reserves;
•	accounting and financing practices;
•	deposits of securities for the benefit of policyholders;
•	trade and marketing practices;
•	regulation of reinsurance;
•	approval of policy forms; and
•	use of personal information.
Insurance holding companies are subject to periodic examinations and the regulation of acquisitions, intercompany transactions and changes in control, among others, by state regulators.
The Company’s other businesses also operate within state and federal guidelines.  Any changes in the regulatory environment could restrict its existing or future operations and could possibly make it more burdensome and costly to conduct them.
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
The competitive positions of title insurance companies rely partly on ratings of their financial strength and claims-paying ability issued by independent rating agencies.  These ratings are periodically reviewed and may change from time to time.   A significant downgrade in the ratings of either of the Company’s insurance subsidiaries could negatively impact the ability to compete for new business, retain existing business and maintain the necessary licenses to operate as title insurance companies in various states.
Financial institution failures could adversely affect the Company.
The Company has substantial deposits, including deposits that are owned by third parties, with financial institutions. There is no guarantee the Company, whether through the Federal Deposit Insurance Corporation or otherwise, would recover the funds it has deposited should one or more of the financial institutions at which the Company maintains deposits fail.
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

The Company relies on distributions from its insurance subsidiaries.
The Company is an insurance holding company and it has no substantial operations of its own.  Its principal assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans.  The Company’s insurance subsidiaries are subject to regulations that limit the amount of dividends, loans or advances they can make to the Company.  The restriction on these amounts is based on the amount of the insurance subsidiaries’ unassigned surplus and net income, with certain adjustments. Additionally, these subsidiaries are required to maintain minimum amounts of capital, surplus and reserves.  As of December 31, 2013, approximately $83,311,000 of consolidated stockholders’ equity represents the net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company.   In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior approval by the appropriate regulatory body.  These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or fund growth opportunities.
Regulatory investigations of the title insurance industry by governmental entities could result in legislation that could adversely impact our results of operations.
The title insurance industry is currently being scrutinized by both federal and state governmental agencies as to whether insurance codes of the various jurisdictions and the RESPA and similar state and federal laws, among others,  have been violated. To date, the Company has not received any inquiries; however, the results of these inquiries could lead to fines for violations, settlements with regulating authorities that could result in fines or requirements to pay claims and the potential for further regulation, all of which could adversely affect our results of operations and financial condition.
The Company may encounter difficulties managing growth, which could adversely affect its results.
The Company’s future growth plans involve expansion into new geographic locations and further penetration in established markets.  Expansion into new markets may subject the Company to associated risks, such as the diversion of management’s attention and other risks related to establishing operations in new territories.
The Company depends on its ability to attract and retain key personnel and agents, and its inability to do so could adversely affect its business.
Competition for skilled and experienced personnel in the Company’s industry is high, and the success of the Company is substantially dependent on its ability to attract and retain such personnel.  The Company may have difficulty hiring and retaining the necessary marketing and management personnel to support future growth plans.   Also, the Company’s results of operations and financial condition could be adversely affected if it is unsuccessful in attracting and retaining new agents.
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
Policies and procedures for the mitigation of risk may not be sufficient.
The Company has policies and procedures in place to help identify, analyze, and measure the risks associated with the issuance of title insurance policies, investment risks, interest rate risks and legal risks among others. Because a significant degree of judgment is involved with the establishment of policies and processes as well as the measurement of risks, it is possible not all risks have been identified or anticipated. Misidentified or unanticipated risks could adversely impact the Company and its results of operations.
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None

ITEM 2.   PROPERTIES
The Company owns two adjacent office buildings and property located on the corner of North Columbia and West Rosemary streets in Chapel Hill, North Carolina, which serve as the Company’s corporate headquarters.  The main building contains approximately 23,000 square feet and has on-site parking facilities.  The Company’s subsidiaries, principally ITIC and NITIC, lease office space in 33 locations throughout North Carolina, South Carolina, Texas and Nebraska.  The Company believes that each of the office facilities occupied by the Company and its subsidiaries are in good condition, adequately insured and adequate for its present operations.

ITEM 3.   LEGAL PROCEEDINGS
A class action lawsuit is pending in the United States District Court for the Eastern District of Michigan, Southern Division, against several title insurance underwriters, including Investors Title Insurance Company, and several title insurance agents, entitled Bushman et al. v. R. Kevin Clinton, Treasurer of the State of Michigan, et al. (2:14-cv-10011-GCS-MAR).  Michigan law requires the seller of property to pay a transfer tax based on the total value of the property at the time of transfer.  Exemptions from the payment of this tax exist if (1) the property is the seller’s principal residence, and (2) the state equalized value (“SEV”) of the property at the time of purchase is greater than the SEV at the time of sale.  Plaintiffs contend that, notwithstanding this exemption, they were assessed, charged and paid the full transfer tax when they sold their property.   The plaintiffs seek an award of actual damages, statutory damages, attorneys’ fees and other relief as determined at trial.  The Company believes that this case is without merit, and intends to vigorously defend against the allegations. At this stage in the litigation, the Company does not have the ability to make a reasonable range of estimates in regards to potential loss amounts, if any.
As previously reported, Investors Title Insurance Company and several other title insurance companies were named in a class action lawsuit in the United States District Court for the Southern District of West Virginia entitled Backel v. Fidelity National Title Insurance et al. (6:2008-CV-00181). The plaintiff in this case contended a lack of meaningful oversight by agencies with which title insurance rates are filed and approved. There were further allegations that the title insurance companies conspired to fix title insurance rates. This case, which had been inactive, was administratively closed in the third quarter of 2013. The Company will not report further on this matter unless there are any material developments.

The Company and its subsidiaries are involved in legal proceedings that are incidental to their business. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings, will not, in the aggregate, be material to the Company’s consolidated financial condition or operations.

ITEM 4.   MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data and Dividends

The Common Stock of the Company is traded under the symbol “ITIC” on the NASDAQ Stock Market LLC. The number of record holders of common stock at December 31, 2013 was 334.  The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories. The following table shows, for the periods indicated, the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Global Market, and cash dividends declared.

	2013		2012
	High	Low	High	Low
First Quarter	$72.96	$60.10	$49.78	$35.80
Second Quarter	$75.02	$66.00	$56.93	$45.50
Third Quarter	$77.62	$67.97	$67.50	$48.17
Fourth Quarter	$83.55	$73.31	$70.31	$56.99
The Company paid cash dividends of $0.08 each quarter in 2013 and the fourth quarter of 2012 and $0.07 in the first three quarters of 2012, respectively.
The Company’s current dividend policy anticipates the payment of quarterly dividends in the future.  The declaration and payment of dividends will be at the discretion of the Board of Directors and will be dependent upon the Company’s future earnings, financial condition and capital requirements.  The Company’s ability to pay dividends is also subject to certain regulatory restrictions on the payment of dividends by its insurance subsidiaries as described in the “Liquidity and Capital Resources” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended December 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				454,069
October 2013	700	$77.01	700	453,369
November 2013	28,587	79.99	28,587	424,782
December 2013	500	80.61	500	424,282
Total	29,787	$79.93	29,787	424,282
For the quarter ended December 31, 2013, the Company purchased an aggregate of 29,787 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was announced publicly on June 5, 2000.  Of the 29,787 shares repurchased, the Company repurchased 28,130 shares at an average price of $80.01 from named executive officers of the Company. On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

ITEM 6.   SELECTED FINANCIAL DATA
(amounts in thousands except per share data)

For the Year	2013	2012	2011	2010	2009
Net premiums written	$113,886	$102,331	$81,529	$61,462	$62,155
Revenues	126,251	115,079	90,685	71,309	71,308
Investment income	3,895	3,980	3,595	3,671	3,783
Net income attributable to the Company	14,708	11,102	6,934	6,373	4,829

Per Share Data
Basic earnings per common share	$7.15	$5.33	$3.22	$2.79	$2.11
Weighted average shares outstanding—Basic	2,056	2,082	2,151	2,285	2,292
Diluted earnings per common share	$7.08	$5.24	$3.20	$2.78	$2.10
Weighted average shares outstanding—Diluted	2,077	2,117	2,170	2,290	2,299
Cash dividends per share	$0.32	$0.29	$0.28	$0.28	$0.28

At Year-End
Assets	$188,306	$171,918	$157,958	$153,485	$146,428
Investments	142,764	130,779	125,701	129,998	123,682
Stockholders’ equity	128,062	114,639	106,512	103,929	97,259
Book value/share	62.86	56.10	50.54	45.53	42.56

Performance Ratios
Net income attributable to the Company to:
Average stockholders’ equity	12.12%	10.04%	6.59%	6.34%	5.16%
Total revenues	11.65%	9.65%	7.65%	8.94%	6.77%

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

Overview
Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”).  Revenues from the title segment accounted for 96.2% of the Company’s insurance and other services revenues in 2013.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.
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
Volume is a factor in the Company’s profitability due to fixed operating costs which are incurred by the Company regardless of premium volume.  The resulting operating leverage tends to amplify the impact of changes in volume on the Company’s profitability.  The Company’s profitability also depends, in part, upon its ability to manage its investment portfolio to maximize investment returns and minimize risks such as interest rate changes, defaults and impairments of assets.
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
Services other than title insurance provided by operating divisions of the Company that are not required to be reported separately are reported in a category called “All Other.”  These other services include those offered by the Company and by its wholly owned subsidiaries, Investors Title Exchange Corporation (“ITEC”), Investors Title Accommodation Corporation (“ITAC”), Investors Trust Company (“Investors Trust”), Investors Capital Management Company (“ICMC”) and Investors Title Management Services, Inc. (“ITMS”).
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

In conjunction with Investors Trust, ICMC provided investment management and trust services to individuals, companies, banks and trusts.  In July 2013, Investors Trust assumed responsibility for the management of accounts previously managed by ICMC. ITMS offers various consulting services to provide clients with the technical expertise to start and successfully operate a title insurance agency.
Business Trends and Recent Conditions
Beginning in 2008, the United States economy experienced one of the worst economic downturns in history. Events leading to the recession were primarily the collapse of the housing market and frozen credit markets, prompting the federal government to take unprecedented monetary and fiscal action in an attempt to slow the economic rate of decline and instill consumer confidence. The economy has been slowly recovering from this downturn with the Dow Jones Industrial Average setting and remaining near the all-time high, housing values rebounding and the unemployment rate lowering.
The Mortgage Bankers Association's (“MBA”) January 14, 2014 Mortgage Finance Forecast (the “MBA Forecast”) projects 2014 mortgage originations to decrease 36.4% from 2013 levels to $1,116 billion, with purchasing activity increasing 3.8% to $677 billion and refinancing activity decreasing 60.1% to $440 billion. In 2013, refinancing activity accounted for 62.8% of all mortgage originations and is projected to represent 39.4% of mortgage originations in 2014.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.98%, 3.66% and 4.45% for the years ended December 31, 2013, 2012 and 2011, respectively. According to the MBA Forecast, refinancing is expected to be significantly lower in 2014 as mortgage interest rates continue to climb to a projected 5.1% in the fourth quarter of 2014.
In September 2012, the Federal Reserve announced Quantitative Easing, “QE 3,” in which it would purchase mortgage-backed securities at a rate of $40 billion per month and longer-term Treasury securities at a rate of $45 billion per month. In December 2013, former Federal Reserve Chairman Bernanke announced that beginning in January 2014, the Federal Open Market Committee (“FOMC”) of the Federal Reserve would begin to modestly taper the pace of asset purchases. The monthly purchase amount was reduced to $35 billion for mortgage-backed securities and $40 billion for per month for longer-term Treasury securities. Furthermore, it was stated that if incoming economic information supported the FOMC's expectations regarding labor market conditions and inflation, the Federal Reserve would likely further reduce the pace of asset purchases in the future; however, decisions regarding the Federal Reserve's asset purchases remain contingent on meeting FOMC expectations. There is no stated end date associated with this round of Quantitative Easing. The FOMC is also issuing disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2013 meeting, the FOMC reaffirmed their intent to keep the federal funds rate exceptionally low, between 0% and 0.25%, so long as the unemployment exceeds 6.5%, short-term inflation does not exceed 2.5% and longer-term inflation is within their range of acceptability.
In Washington, D.C., there are continued discussions regarding the possible reform of government-sponsored enterprises, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).   Fannie Mae and Freddie Mac often require the purchase of title insurance for home loans that they securitize.  Changes to these entities could impact the entire mortgage loan process and as a result, could impact the demand for title insurance.  The timing and results of reform are currently unknown; however, any changes to these entities could impact the Company and its results of operations.
The January 2014 Economic and Mortgage Finance Commentary predicts a 2014 overall economic growth of approximately 2.5% and a decline in the unemployment rate to 6.7%. As a result of the economic growth, the 10 Year Treasury rate is expected to increase to an average of 3.2% in 2014. Continued growth in home prices and housing starts are also expected in 2014.
On November 20, 2013, the Consumer Financial Protection Bureau (“CFPB”), which enforces Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance covering the real estate settlement industry, released a final rule to integrate mortgage disclosures under the RESPA and the Truth in Lending Act (“TILA”). The final rule goes into effect in August 2015. Under this rule, the early disclosure forms required by TILA and the good faith estimate, required by RESPA, have been combined into one form, titled the Loan Estimate. The final disclosure required by TILA and the HUD-1 settlement statement required by RESPA have been combined into one form, titled the Closing Disclosure. The Company is currently assessing the impact that this rule will have on both direct and agency operations in terms of processes and procedures, systems and compliance costs.
Effective January 10, 2014, the TILA Regulation Z rule requires a lender to assess each borrower's ability to meet the obligations of the prospective mortgage. Within this rule, there is also a provision that requires the lender to determine if the mortgage is a “Qualified Mortgage.” The key features of a Qualified Mortgage are that it (1) not have excessive upfront points and fees; (2) not have toxic loan features such as interest only, negative amortization or balloon payment provisions; and (3) limits the borrower's debt-to-income ratio. The lender must include all fees paid to an affiliate of the lender in the points and fees calculation. The Company and its subsidiaries are not involved in mortgage lending; however, this rule could have an adverse impact on mortgage lending activity and potentially reduce premium volume.

The CFPB, Office of the Comptroller of Currency and the Federal Reserve have issued memorandums to banks which have heightened their focus on vetting third party providers and may impact the Company's agents and approved providers.  Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in state legislatures and before various insurance regulatory agencies. The Company regularly monitors such proposals, but their likelihood and timing, and the impact they may have on the Company and its subsidiaries cannot be determined at this time.
Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.
Critical Accounting Estimates and Policies
This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s accompanying Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s management makes various estimates and judgments when applying policies affecting the preparation of the Consolidated Financial Statements. Actual results could differ from those estimates. Significant accounting policies of the Company are discussed in Note 1 to the accompanying Consolidated Financial Statements. Following are the accounting estimates and policies considered critical to the Company.
Reserves for Claim Losses:
The Company’s reserves for claims are established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”).  The total reserve for all losses incurred but unpaid as of December 31, 2013 is represented by the reserve for claims totaling $35,360,000 in the accompanying Consolidated Balance Sheets.  Of that total, approximately $4,671,000 was reserved for specific claims which have been reported to the Company, and approximately $30,689,000 was reserved for IBNR claims.
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
There are key assumptions that materially affect the reserve estimates. During the third quarter of 2013, certain actuarial inputs were changed to provide a more refined IBNR reserve estimate. The Company considers these modifications in actuarial inputs to be a change in estimate. The Company believes that these changes in actuarial inputs were necessary in response to favorable reserve development and claims experience incurred in several recent reporting periods.  The approximate impact of this change in estimate for the year ended December 31, 2013 was a reduction of $2,200,000 to the reserves for claims in the Consolidated Balance Sheets, and in the Consolidated Statements of Income a decrease of $2,200,000 to the provision for claims, an increase of approximately $750,000 in the provision for income taxes and an increase of approximately $1,450,000 in net income, or $0.71 per basic share and $0.70 per diluted share, compared with the amounts that would have been recorded under the Company’s prior estimate. This change in estimate, coupled with several recent policy years which continued to emerge favorably in comparison with prior expectations, contributed to a benefit in the claims provision this quarter. The change in estimate was primarily driven by the following:

•	Changing the specific weightings used in estimating expected loss ratios for use in actuarial methods, including the weighting between policy years and weighting of title industry loss data;

•	Adjusting for premium rate changes and the Company’s improved underwriting efforts related to construction business; and

•	Increasing the ratios used to estimate projected payments of unallocated loss adjustment expenses to more accurately reflect expected payments.
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
The key actuarial assumptions are principally loss development factors and expected loss ratios.  The selected loss development factors are based on a combination of the Company’s historical loss experience and title industry loss experience.  Expected loss ratios are estimated for each policy year based on the Company’s own experience and title industry loss ratios.  When updated data is incorporated into the actuarial models, the resulting loss development factors and expected loss ratios will likely change from the prior values.  Changes in these values from 2011 through 2013 have been the result of actual Company and industry experience during the calendar year in addition to changes in assumptions for 2013.
If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased three loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2013, would be as follows.  Company management believes that using a sensitivity of three loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Increase in Loss Ratio of three percentage points	$(2,252,000)

Decrease in Loss Ratio of three percentage points	$2,252,000
Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the Company’s reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2013.  The ultimate settlement of policy and contract claims will likely vary from the reserve estimates included in the Company’s Consolidated Financial Statements.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a material adverse effect on the Company’s financial position or operating results.
Premiums Written and Commissions to Agents:
Generally, title insurance premiums are recognized at the time of closing of the related real estate transaction, as the earnings process is then considered complete.  Policies or commitments are issued upon receipt of final certificates or preliminary reports with respect to titles. Title insurance commissions earned by the Company’s agents, taxes and a provision for claims losses are recognized as expenses concurrent with recognition of related premium revenue.
Generally, the Company’s premium revenues from agency operations include accruals based on estimates.  These accruals estimate unreported agency premiums related to transactions which have settled as of the balance sheet date.  Accruals for premiums from certain agencies are necessary because of the lag between policy effective dates and the reporting of these transactions to the Company by the agents.  The lag time has historically been between 30 and 120 days, with the majority of agencies reporting within

60 to 90 days.  The lag time is reviewed periodically to monitor accruals. The accrual of premium revenues is based on historical data that includes transactional volume, fluctuations in the real estate market and the mix between refinance and purchase transactions.  There have been no material changes in historical estimates during the periods presented.
Quarterly, the Company evaluates the collectability of receivables. Premiums not collected within 7 months are fully reserved. Write-offs of receivables have not been material to the Company.
Valuation and Impairment of Investments in Securities:
Securities held principally for resale in the near term are classified as trading securities and recorded at fair value.  Realized and unrealized gains and losses on trading securities are included in other income. Securities that are not classified as either trading securities or held-to-maturity securities, and, securities for which the Company has the intent and ability to hold to maturity, are classified as available-for-sale and reported at fair value with unrealized gains and losses, adjusted for other-than-temporary declines in fair value, reported as accumulated other comprehensive income.  As of December 31, 2013 and 2012, all of the Company’s invested securities were classified as available-for-sale.  Realized gains and losses on the sale of investments are determined using the specific identification method.
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
Deferred Taxes:
The Company recorded net deferred tax liabilities at December 31, 2013 and December 31, 2012.  The deferred tax liabilities recorded during both periods primarily relates to net unrealized gains on investments and recorded reserves for claims, net of statutory premium reserves.   See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the Company’s deferred taxes.
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
Historically, real estate transactions have produced seasonal premium levels for title insurers.  Residential real estate activity generally has been slower in the fall and winter months because fewer real estate transactions occur, while the spring and summer months are more active. Refinance activity is generally less seasonal than purchase activity, but it is more subject to interest rate volatility and is therefore more cyclical.  However, fluctuations in mortgage interest rates, as well as other economic factors, can cause shifts in real estate activity outside of the normal traditional seasonal pattern.

Results of Operations
The following table presents certain income statement data for the years ended December 31, 2013, 2012 and 2011:

For the Years Ended December 31,	2013	2012	2011
Revenues:
Net premiums written	$113,886,266	$102,331,102	$81,529,333
Investment income - interest and dividends	3,894,608	3,980,411	3,595,036
Net realized gain on investments	195,800	1,066,239	28,559
Other	8,274,823	7,701,340	5,532,228
Total Revenues	126,251,497	115,079,092	90,685,156

Operating Expenses:
Commissions to agents	67,150,810	59,427,070	49,596,250
(Benefit) provision for claims	(571,596)	6,072,115	3,342,427
Salaries, employee benefits and payroll taxes	25,386,511	21,881,540	18,556,802
Office occupancy and operations	4,430,220	3,994,244	3,723,803
Business development	2,145,639	1,856,848	1,671,834
Filing fees, franchise and local taxes	681,935	846,168	516,380
Premium and retaliatory taxes	2,558,227	1,885,760	1,729,830
Professional and contract labor fees	2,171,606	2,420,387	1,507,368
Other	755,407	615,053	541,526
Total Operating Expenses	104,708,759	98,999,185	81,186,220

Income before Income Taxes	21,542,738	16,079,907	9,498,936

Provision for Income Taxes	6,746,000	4,889,000	2,565,000

Net Income Attributable to the Company	$14,708,210	$11,102,496	$6,933,936

Insurance and Other Services Revenue
Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income, and exchange services income.  Investment income and realized investment gains and losses are not included in insurance and other service revenues and are discussed separately under “Investment-Related Revenues” below.  The following is a summary of the Company’s insurance and other services revenues with intersegment eliminations netted with each segment; therefore, the individual segment amounts will not agree to Note 13 in the accompanying Consolidated Financial Statements.

	2013	%	2012	%	2011	%
Title Insurance	$117,522,872	96.2%	$105,931,024	96.3%	$83,420,562	95.8%
All Other	4,638,217	3.8%	4,101,418	3.7%	3,640,999	4.2%
Total	$122,161,089	100.0%	$110,032,442	100.0%	$87,061,561	100.0%
Title Insurance
Net Premiums and Title Orders: Net premiums written increased 11.3% in 2013 to $113,886,266 compared with $102,331,102 in 2012 and increased 25.5% in 2012 compared with $81,529,333 in 2011.  The volume of title orders increased 0.2% in 2013 to 240,639 compared with 240,233 in 2012 and increased 17.6% in 2012 compared with 204,230 in 2011.  The increase in net premiums written and title orders in 2013 compared with 2012 is primarily attributable to an increase in purchase transactions. Purchase transactions typically have higher premium rates than refinance transactions. The increase in net premiums written and title orders in 2012 from 2011 was attributable to widespread volume increases across multiple markets, as overall mortgage activity increased substantially for both refinancing and purchasing transactions.  Additionally, new industry-wide premium charges and rate increases for certain markets also contributed to the increase in premiums.
Title insurance companies typically issue title insurance policies directly through branch offices or through title agencies.  Following is a breakdown of premiums generated by branch and agency operations for the years ended December 31:

	2013	%	2012	%	2011	%
Home and Branch	$24,811,602	21.8%	$23,762,885	23.2%	$16,485,973	20.2%
Agency	89,074,664	78.2%	78,568,217	76.8%	65,043,360	79.8%
Total	$113,886,266	100.0%	$102,331,102	100.0%	$81,529,333	100.0%
Home and Branch Office Net Premiums: In the Company’s home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations increased 4.4% in 2013 to $24,811,602 compared with $23,762,885 in 2012 and increased 44.1% in 2012 compared with $16,485,973 in 2011.  The increase in 2013 home and branch operations primarily reflects increased purchase transactions and average home values. The increase in 2012 home and branch operations primarily reflects increased purchase and refinance activity and new industry-wide premium charges in the State of North Carolina that became effective March 1, 2012.  All of the Company’s home office operations and the majority of branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina policies.
Agency Net Premiums:  When a policy is written through a title agency, the agency retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  Net premiums written by agencies increased 13.4% in 2013 to $89,074,664 compared with $78,568,217 in 2012 and increased 20.8% in 2012 compared with $65,043,360 in 2011.  The increase in 2013 net agency premiums primarily reflects increases in purchase transactions and average home values in many parts of the nation. The increase in net agency premiums in 2012 primarily reflects increases in purchase and refinance activity and new industry-wide premium charges in certain markets that went into effect during the second half of 2012.
Following is a schedule of net premiums written in select states where the Company’s two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

State	2013	2012	2011
North Carolina	$31,274,229	$31,309,073	$21,693,505
Texas	30,618,661	25,451,717	26,321,570
South Carolina	13,059,982	8,772,882	6,707,675
Michigan	5,254,631	5,098,116	4,344,196
Virginia	5,114,937	5,403,089	4,191,295
All Others	28,769,017	26,513,249	18,431,055
Premiums	114,091,457	102,548,126	81,689,296
Reinsurance Assumed	6,291	15,659	17,147
Reinsurance Ceded	(211,482)	(232,683)	(177,110)
Net Premiums Written	$113,886,266	$102,331,102	$81,529,333
Other Revenues
Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $8,274,823, $7,701,340 and $5,532,228 in 2013, 2012 and 2011, respectively.  The increase in 2013 was primarily related to increases in other fee income and income from trust and investment management services, partially offset by a decline in earnings of unconsolidated affiliates. The increase in 2012 was primarily related to increases in earnings of unconsolidated affiliates, other fee income, income from trust and investment management services and exchange services income.
Investment-Related Revenues
Investment income and realized gains and losses from investments are included in investment-related revenues.
Investment Income
The Company derives a substantial portion of its income from investments in municipal and corporate bonds and equity securities.  The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders.  Bonds totaling approximately $7,022,000 and $6,700,000 at December 31, 2013 and 2012, respectively, are deposited with the insurance departments of the states in which business is conducted.

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
Investment income was $3,894,608 in 2013 compared with $3,980,411 in 2012 and $3,595,036 in 2011.  The decrease in investment income in 2013 was due primarily to lower levels of interest earned on fixed maturities and short-term funds, partially offset by an increase in dividends associated with an increase in the portfolio of equity securities. The increase in investment income in 2012 was due primarily to an increase in dividends associated with an increase in the portfolio of equity securities, partially offset by lower levels of interest earned on fixed maturities and short-term funds.  See Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.
Net Realized Gain on Investments
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
The net realized gain on investments was $195,800 for 2013 compared with $1,066,239 for 2012 and $28,559 for 2011. The net realized gain on investments included impairment charges of $34,070, $99,940, and $325,391 on certain investments and other assets that were deemed to be other-than temporarily-impaired in 2013, 2012 and 2011, respectively, offset by net realized gains on the sales of investments and other assets of $229,870, $1,166,179 and $353,950 in 2013, 2012, and 2011, respectively. Management believes unrealized losses on remaining fixed income and equity securities at December 31, 2013 are temporary in nature.
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
Expenses
The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provisions for claims and office occupancy and operations.  Operating expenses increased 5.8% in 2013 compared with 2012 primarily due to increases in commissions and salaries, employee benefits and payroll taxes, partially offset by a decline in the provision for claims. Operating expenses increased 21.9% in 2012 compared with 2011 primarily due to increases in commissions, salaries, employee benefits and payroll taxes, the provision for claims and professional and contract labor fees.
Following is a summary of the Company’s operating expenses for 2013, 2012 and 2011. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 13 in the accompanying Consolidated Financial Statements.

	2013	%	2012	%	2011	%
Title Insurance	$98,521,919	94.1%	$93,617,230	94.6%	$76,539,187	94.3%
All Other	6,186,840	5.9%	5,381,955	5.4%	4,647,033	5.7%
Total	$104,708,759	100.0%	$98,999,185	100.0%	$81,186,220	100.0%

On a combined basis, the after-tax profit margins were 11.6%, 9.6% and 7.6% in 2013, 2012 and 2011, respectively.  The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.
Title Insurance
Profit Margin:  The Company’s title insurance after-tax profit margin varies according to a number of factors, including the volume and type of real estate activity.  Profit margins for the title insurance segment were 13.0%, 10.4% and 8.7% in 2013, 2012 and 2011, respectively. The increase in after-tax profit margin in 2013 compared with 2012 is primarily related to an increase in premiums written due to higher levels of purchase transactions and increases in home values and decreases in claims expenses. The increase in after-tax profit margin in 2012 compared with 2011 is primarily related to increased real estate activity, new industry wide premium charges that went into effect during 2012, and gains in net realized gains and investment income.
Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 13.0% in 2013 to $67,150,810 compared with $59,427,070 in 2012 and increased 19.8% in 2012 compared with $49,596,250 in 2011.  The 2013 and 2012 increases were primarily due to increased real estate activity.  Commission expense as a percentage of net premiums written by agents was 75.4%, 75.6% and 76.3% in 2013, 2012 and 2011, respectively.  Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.
(Benefit) Provision for Claims: The (benefit) provision for claims as a percentage of net premiums written was (0.5)%, 5.9% and 4.1% in 2013, 2012 and 2011, respectively.  The 2013 benefit related to a reduction in the reserves for claims of approximately $2,200,000 reflecting a change in certain actuarial assumptions that stems from improved claims experience in recent post-recession policy years. In addition to the change in estimate, claims experience for several recent policy years continued to emerge favorably in comparison with prior period expectations, resulting in further reductions to the claims provision. A more detailed discussion related to the adjustment can be found in Note 6 in the accompanying Notes to Consolidated Financial Statements and in the Critical Accounting Estimates and Policies section of this Management’s Discussion and Analysis. The increase in the provision for claims as a percentage of net premiums written for 2012 compared with 2011 was primarily due to favorable development experienced in 2011.  An additional factor was the 2012 increase in the relative share of North Carolina premiums as a percentage of the total premiums. The loss provision rate in North Carolina trends higher due to relatively low premium rates compared with the Company’s other markets.
The decrease in the loss provision rate in 2013 from the 2012 level resulted in approximately $7,330,000 less in reserves than would have been recorded at the higher 2012 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.
Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $3,146,404, $4,990,115 and $3,545,127 in 2013, 2012 and 2011, respectively.
Reserves for Claims:  At December 31, 2013, the total reserve for claims was $35,360,000.  Of that total, approximately $4,671,000 was reserved for specific claims, and approximately $30,689,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.
Changes from prior periods in the expected liability for claims reflect the uncertainty of the claims environment, as well as the limited predictive power of historical data.  The Company continually updates and refines its reserve estimates as current experience develops and credible data emerges.  Such data includes payments on claims closed during the quarter, new details that emerge on still-open cases that cause claims adjusters to increase or decrease the case reserves, and the impact that these types of changes have on the Company’s total loss provision. Adjustments may be required as new information develops which often varies from past experience.
Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $25,386,511, $21,881,540 and $18,556,802 for 2013, 2012 and 2011, respectively.  Salaries and related costs increased by approximately 16.0% in 2013 from 2012 and 17.9% in 2012 from 2011.  The increases were primarily due to higher staffing levels to support increased business and ongoing software development, and increased benefits and incentive compensation.  On a consolidated basis, salaries and employee benefits as a percentage of total revenues were 20.1%, 19.0% and 20.5% in 2013, 2012 and 2011, respectively.

Office Occupancy and Operations: Overall office occupancy and operations as a percentage of total revenues was 3.5%, 3.5% and 4.1% in 2013, 2012 and 2011, respectively.  The dollar increase in office occupancy and operations expense in 2013 was primarily related to increases in depreciation, insurance and maintenance expense. The dollar increase in 2012 was due primarily to increases in rent, office supplies, telecommunications, equipment and postage, all related to increased business activity.
Business Development:  Business development expenses increased to $2,145,639 in 2013, compared with $1,856,848 in 2012 and $1,671,834 in 2011, primarily due to increases in travel and marketing expenses.
Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium tax rates vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 2.2%, 1.8% and 2.1% in 2013, 2012 and 2011, respectively.
Professional and Contract Labor Fees: Professional and contract labor fees were $2,171,606 in 2013 compared with $2,420,387 in 2012 and $1,507,368 in 2011.  The decrease in 2013 compared with 2012 primarily related to replacing contract labor resources with salaried personnel. The increase in 2012 primarily related to increases in contract labor expenses associated with technology and system development initiatives and increased staffing needs.
Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes.  The 2013 decrease primarily related to a decrease in licensing fees. The increase in 2012 from 2011 primarily related to an increase in filing fees and local taxes.
Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate with transaction volume of the title segment and the trust division.
Income Taxes
The provision for income taxes was $6,746,000, $4,889,000 and $2,565,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  Income tax expense as a percentage of earnings before income taxes was 31.3%, 30.4% and 27.0%, for the years ended December 31, 2013, 2012 and 2011, respectively.  The increases in the effective rate in 2013 and 2012 compared with 2011 were primarily due to a lower proportion of tax-exempt to taxable income.  The effective income tax rate for 2013, 2012 and 2011 was below the U.S. federal statutory income tax rate (34%), primarily due to the effect of tax-exempt income.  Tax-exempt income lowers the effective tax rate.
The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through December 31, 2013 will be realized.  However, this judgment could be impacted by further market fluctuations.  Information regarding the components of the income tax expense and items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the accompanying Consolidated Financial Statements.
Net Income Attributable to the Company
The Company reported net income attributable to the Company of $14,708,210, $11,102,496 and $6,933,936, or $7.08, $5.24 and $3.20 per share on a diluted basis in 2013 , 2012 and 2011, respectively.  Contributing to the increase in net income attributable to the Company in 2013, total revenues for 2013 increased 9.7% compared with 2012, while expenses increased 5.8% compared with 2012. The increase in revenues and expenses in 2013 primarily related to higher premiums and commissions, associated with higher levels of purchase transactions and increased home values. Additionally, the benefit for claims contributed to net income attributable to the Company. Total revenues increased 26.9% in 2012 compared with 2011, while expenses increased 21.9% compared with 2011.  The increases in both revenues and expenses in 2012 was attributable to widespread volume increases across multiple markets, as overall mortgage activity increased substantially, as well as new industry-wide premium charges and rate increases for certain markets.
Liquidity and Capital Resources
Net cash flows provided by operating activities were $16,251,090, $8,707,514 and $9,007,159 for 2013, 2012 and 2011, respectively.  Cash flows from operating activities increased from 2012 to 2013, primarily due to increases in net income and the deferred tax provision, accelerated collection of receivables, the timing of payable disbursements and lower claims payments, partially offset by a benefit in the provision for claims and increases in other assets and taxes payable.  The net decrease in cash flow from operations in 2012 from 2011 was primarily due to an increase in receivables, partially offset by an increase in net income. Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders, and operating requirements.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends.  In 2013, the Company had higher levels of investment purchase activity and lower levels of investment sales and maturities compared with 2012. In 2012, the Company had a higher level of investment purchase activity and fewer repurchases of shares of common stock compared with 2011.
The net effect of all activities on total cash and cash equivalents was an increase of $2,816,743 for 2013 and an increase of $2,767,760 for 2012 and an increase of $9,925,227 for 2011.  As of December 31, 2013, the Company held cash and cash equivalents of $23,626,761, short-term investments of $7,926,373, fixed maturity securities of $91,445,413 and equity securities of $36,144,065.
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
The Company’s ability to pay dividends and operating expenses is dependent on funds received from the insurance subsidiaries, which are subject to regulation in the states in which they do business.  Each state regulates the extent to which title underwriters can pay dividends or make distributions.  As of December 31, 2013, approximately $83,311,000 of the consolidated stockholders’ equity represented net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior approval from the respective state insurance department.  These regulations require prior regulatory approval of the payment of dividends and other intercompany transfers.  The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s current operating needs.
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
Purchase of Company Stock: On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to this approval, the Company has purchased 56,223 shares in the twelve months ended December 31, 2013, 70,702 shares in the twelve months ended December 31, 2012 and 182,615 shares in the twelve months ended December 31, 2011 at an average per share price of $75.81, $56.23 and $32.53, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures: Capital expenditures were approximately $1,420,000, $570,000 and $360,000 during 2013, 2012 and 2011, respectively. The increase in capital expenditures for 2013, primarily relates to capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases that are anticipated to be funded via cash flows from operations.  All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.
Off-Balance Sheet Arrangements
As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnifies against specific title risks.  Cash held by the Company for these purposes was approximately $11,824,000 and $11,689,000 as of December 31, 2013 and 2012, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  However, the Company remains contingently liable for the disposition of these deposits.
In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $76,037,000 and $55,580,000 as of December 31, 2013 and 2012, respectively.  These exchange deposits are held at third-party financial institutions.  These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income.  The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.
External assets administered by the Investors Trust Company totaled approximately $450,000,000 and $650,000,000 for each of the years ended December 31, 2013 and 2012.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.
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
The following table summarizes the Company’s future estimated cash payments under existing contractual obligations at December 31, 2013, including, payments due by period:

		Payments due by period
Contractual Obligations Including Off-Balance Sheet Arrangements	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,063,245	$548,451	$465,487	$49,307	$—
Reserves for claims	35,360,000	5,961,000	10,098,000	6,536,000	12,765,000
Other obligations	1,303,839	826,194	353,895	123,750	—
Obligations under executive employment plans and agreements	7,784,694	411,701	537,040	223,311	6,612,642
Total	$45,511,778	$7,747,346	$11,454,422	$6,932,368	$19,377,642
As of December 31, 2013, the Company had a claims reserve of $35,360,000. The amounts and timing of these obligations are estimated and not set contractually. Nonetheless, based on historical insurance claim experience, the Company anticipates the payments shown in the Contractual Obligations table. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns.
Recently Issued Accounting Standards
In July 2013, the FASB updated guidance to eliminate diversity in practice relating to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists. The main provision of the update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to deferred tax assets for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, in which case the unrecognized tax benefit should be presented as a liability. For public entities, this update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted, and the Company elected to adopt this new guidance in the third quarter of 2013. This update did not have an impact on the Company’s financial condition or results of operations.
In February 2013, the FASB updated guidance to improve the reporting of reclassifications from accumulated other comprehensive income.  The main provisions of this guidance require an entity to provide information about the amount reclassified from accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the footnotes, the amount reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures providing additional detail about those amounts.  The amendments do not change the requirements for reporting net income or other comprehensive income in financial statements.  The Company complied with this update, and it did not have an impact on the Company’s financial condition or results of operations.
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
Although the Company monitors its risks associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks.
There were no material changes in the Company’s market risk or market strategy during the year ended December 31, 2013.
Corporate Oversight
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
Credit Risk
Credit risk is the risk that the Company will incur economic losses due to an issuer’s inability to repay a contractual obligation. The Company’s investment portfolio, primarily municipal and corporate bonds, and to a lesser extent, equity securities, is subject to credit risk. The Company mitigates this risk by actively monitoring changes in credit ratings, security pricing and financial reports.
The Company’s average credit quality for fixed securities is A+, determined by using the using the lower rating reported by the credit reporting agencies.
Interest Rate Risk
Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the Company’s investments in interest-sensitive debt securities. These securities are primarily fixed rate municipal bonds and corporate bonds. The Company typically does not purchase such securities for trading purposes. At December 31, 2013, the Company had approximately $91.4 million in fixed maturities. The Company manages the interest rate risk inherent in its assets by monitoring its liquidity needs and by targeting a specific range for the portfolio’s duration or weighted average maturity.

To determine the potential effect of interest rate risk on interest-sensitive assets, the Company calculates the effect of a 100 basis point shock in prevailing interest rates (“rate shock”) on the fair market value of these securities considering stated interest rates and time to maturity. Based upon the information and assumptions the Company uses in its calculation, management estimates that a 100 basis point increase in prevailing interest rates would decrease the net fair market value of its fixed rate debt securities by approximately $4.0 million. The selection of a 100 basis point increase in prevailing interest rates should not be construed as a prediction by the Company’s management of future market events, but rather, to illustrate the potential impact of such an event. To the extent that actual results differ from the assumptions utilized, the Company’s rate shock measures could be significantly impacted. Additionally, the Company’s calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of nonparallel changes in the term structure of interest rates and/or large changes in interest rates.
Equity Price Risk
 The Company also holds investments in marketable equity securities, which exposes it to market volatility, as discussed in Note 3 to the accompanying consolidated financial statements. The sensitivity analysis presented does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions the Company may take to mitigate its exposure. Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular common stock or stock index. The Company had approximately $36.1 million in equity securities at December 31, 2013. Equity price risk is addressed in part by varying the specific allocation of equity investments over time pursuant to management’s assessment of market and business conditions and ongoing liquidity needs analysis. The Company’s equity exposure is a decline in market prices. Based upon the information and assumptions the Company used in its calculation, management estimates that an immediate decrease in market prices of 10% would decrease the net fair value of the Company’s assets identified above by approximately $3.6 million in 2013.
The selection of a 10% immediate decrease should not be construed as a prediction by the Company’s management of future market events, but rather, to illustrate the potential impact of such an event. The Company’s exposure will change as a result of changes in its mix of common stocks. Since this calculation is based on historical performance, projecting future price volatility using this method involves an inherent assumption that historical volatility and correlation relationships will remain stable. Therefore, the results noted above may not reflect the Company’s actual experience if future volatility and correlation relationships differ from such historical relationships.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement schedules meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

Selected Quarterly Financial Data (unaudited)

2013	March 31	June 30	September 30	December 31
Net premiums written	$23,925,997	$30,429,761	$30,431,560	$29,098,948
Net income	3,386,418	4,024,050	5,543,523	1,842,747
Net income attributable to the Company	3,376,730	4,005,675	5,515,798	1,810,007
Basic earnings per common share	1.65	1.94	2.67	0.88
Diluted earnings per common share	1.62	1.92	2.66	0.88

2012	March 31	June 30	September 30	December 31
Net premiums written	$19,667,420	$23,241,570	$29,018,123	$30,403,989
Net income	1,432,139	3,372,701	3,238,915	3,147,152
Net income attributable to the Company	1,432,139	3,349,488	3,158,185	3,162,684
Basic earnings per common share	0.68	1.60	1.52	1.54
Diluted earnings per common share	0.67	1.57	1.50	1.51

2011	March 31	June 30	September 30	December 31
Net premiums written	$17,865,588	$21,451,022	$23,986,592	$18,226,131
Net income	1,019,207	1,594,805	2,440,465	1,879,459
Net income attributable to the Company	1,019,207	1,594,805	2,440,465	1,879,459
Basic earnings per common share	0.46	0.75	1.15	0.89
Diluted earnings per common share	0.46	0.74	1.14	0.88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Investors Title Company
Chapel Hill, NC
We have audited the accompanying consolidated balance sheets of Investors Title Company and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2014, expressed an unqualified opinion thereon.
/s/ Dixon Hughes Goodman LLP
High Point, North Carolina
March 14, 2014

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Investors Title Company
Chapel Hill, NC
We have audited Investors Title Company and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 14, 2014, expressed an unqualified opinion on those consolidated financial statements.
/s/ Dixon Hughes Goodman LLP
High Point, North Carolina
March 14, 2014

Investors Title Company and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2013	2012
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013: $87,980,160; 2012: $75,573,673)	$91,445,413	$81,936,978
Equity securities, available-for-sale, at fair value (cost: 2013: $22,200,369; 2012: $21,229,114)	36,144,065	28,510,933
Short-term investments	7,926,373	13,567,648
Other investments	7,247,831	6,763,100
Total investments	142,763,682	130,778,659

Cash and cash equivalents	23,626,761	20,810,018
Premium and fees receivable (less allowance for doubtful accounts: 2013: $2,620,903; 2012: $1,902,581)	8,750,224	11,037,714
Accrued interest and dividends	1,006,698	1,037,447
Prepaid expenses and other assets	7,466,141	4,651,115
Property, net	4,325,538	3,603,323
Current income taxes recoverable	366,772	—
Total Assets	$188,305,816	$171,918,276

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$35,360,000	$39,078,000
Accounts payable and accrued liabilities	20,324,190	15,477,545
Current income taxes payable	—	1,336,824
Deferred income taxes, net	4,013,983	893,156
Total liabilities	59,698,173	56,785,525

Commitments and Contingencies	—	—

Redeemable Noncontrolling Interest	545,489	493,861

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock - no par value (10,000,000 authorized shares; 2,037,135 and 2,043,359 shares issued and outstanding 2013 and 2012, respectively, excluding 291,676 shares for 2013 and 2012 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	116,714,749	105,820,459
Accumulated other comprehensive income	11,347,404	8,818,430
Total stockholders’ equity	128,062,154	114,638,890
Total Liabilities and Stockholders’ Equity	$188,305,816	$171,918,276

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income

For the Years Ended December 31,	2013	2012	2011
Revenues:
Net premiums written	$113,886,266	$102,331,102	$81,529,333
Investment income – interest and dividends	3,894,608	3,980,411	3,595,036
Net realized gain on investments	195,800	1,066,239	28,559
Other	8,274,823	7,701,340	5,532,228
Total Revenues	126,251,497	115,079,092	90,685,156

Operating Expenses:
Commissions to agents	67,150,810	59,427,070	49,596,250
(Benefit) provision for claims	(571,596)	6,072,115	3,342,427
Salaries, employee benefits and payroll taxes	25,386,511	21,881,540	18,556,802
Office occupancy and operations	4,430,220	3,994,244	3,723,803
Business development	2,145,639	1,856,848	1,671,834
Filing fees, franchise and local taxes	681,935	846,168	516,380
Premium and retaliatory taxes	2,558,227	1,885,760	1,729,830
Professional and contract labor fees	2,171,606	2,420,387	1,507,368
Other	755,407	615,053	541,526
Total Operating Expenses	104,708,759	98,999,185	81,186,220

Income before Income Taxes	21,542,738	16,079,907	9,498,936

Provision for Income Taxes	6,746,000	4,889,000	2,565,000

Net Income	14,796,738	11,190,907	6,933,936

Less: Net Income Attributable to Redeemable Noncontrolling Interest	(88,528)	(88,411)	—

Net Income Attributable to the Company	$14,708,210	$11,102,496	$6,933,936

Basic Earnings per Common Share	$7.15	$5.33	$3.22

Weighted Average Shares Outstanding – Basic	2,056,169	2,081,703	2,151,350

Diluted Earnings per Common Share	$7.08	$5.24	$3.20

Weighted Average Shares Outstanding – Diluted	2,076,628	2,116,793	2,169,636

Cash Dividends Paid per Common Share	$0.32	$0.29	$0.28

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income

For the Years Ended December 31,	2013	2012	2011
Net income	$14,796,738	$11,190,907	$6,933,936
Other comprehensive (loss) income, before tax:
(Accretion) amortization related to prior year service cost	(1,518)	9,396	13,038
Amortization (accretion) of unrecognized loss (gain)	6,293	680	(318)
Accumulated postretirement benefit obligation adjustment	77,213	(82,918)	(115,089)
Unrealized gains on investments arising during the period	3,959,623	3,190,737	2,886,294
Reclassification adjustment for sale of securities included in net income	(229,869)	(1,166,179)	(353,950)
Reclassification adjustment for write-down of securities included in net income	34,070	99,940	325,391
Other	—	(36,600)	—
Other comprehensive income, before tax	3,845,812	2,015,056	2,755,366
Income tax expense (benefit) related to postretirement health benefits	27,887	(24,764)	(34,804)
Income tax expense related to unrealized gains on investments arising during the year	1,354,439	1,122,003	976,277
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(78,622)	(426,017)	(122,594)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	13,134	34,569	116,027
Net income tax expense on other comprehensive income	1,316,838	705,791	934,906
Other comprehensive income	2,528,974	1,309,265	1,820,460
Comprehensive Income	$17,325,712	$12,500,172	$8,754,396
Less: Comprehensive income attributable to redeemable noncontrolling interest	(88,528)	(88,411)	—
Comprehensive Income Attributable to the Company	$17,237,184	$12,411,761	$8,754,396

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2011	2,282,596	$1	$98,240,109	$5,688,705	$103,928,815
Net income attributable to the Company			6,933,936		6,933,936
Dividends ($0.28 per share)			(599,241)		(599,241)
Shares of common stock repurchased and retired	(182,615)		(5,940,463)		(5,940,463)
Stock options and stock appreciation rights exercised	7,700		155,163		155,163
Share-based compensation expense			213,514		213,514
Amortization related to postretirement health benefits				8,394	8,394
Accumulated postretirement benefit obligation adjustment				(75,959)	(75,959)
Net unrealized gain on investments				1,888,025	1,888,025
Balance, December 31, 2011	2,107,681	$1	$99,003,018	$7,509,165	$106,512,184
Net income attributable to the Company			11,102,496		11,102,496
Dividends ($0.29 per share)			(603,334)		(603,334)
Shares of common stock repurchased and retired	(70,702)		(3,975,532)		(3,975,532)
Stock options and stock appreciation rights exercised	6,380		160,557		160,557
Share-based compensation expense			74,553		74,553
Amortization related to postretirement health benefits				6,648	6,648
Accumulated postretirement benefit obligation adjustment				(54,726)	(54,726)
Net unrealized gain on investments				1,393,943	1,393,943
Other			58,701	(36,600)	22,101
Balance, December 31, 2012	2,043,359	$1	$105,820,459	$8,818,430	$114,638,890
Net income attributable to the Company			14,708,210		14,708,210
Dividends ($0.32 per share)			(657,914)		(657,914)
Shares of common stock repurchased and retired	(56,223)		(4,262,260)		(4,262,260)
Stock options and stock appreciation rights exercised	49,999		75,797		75,797
Share-based compensation expense			83,852		83,852
Amortization related to postretirement health benefits				3,140	3,140
Accumulated postretirement benefit obligation adjustment				50,961	50,961
Net unrealized gain on investments				2,474,873	2,474,873
Income tax benefit from share-based compensation			946,605		946,605
Balance, December 31, 2013	2,037,135	$1	$116,714,749	$11,347,404	$128,062,154

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows

For the Years Ended December 31,	2013	2012	2011
Operating Activities
Net income	$14,796,738	$11,190,907	$6,933,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	669,727	486,922	475,679
Amortization, net	507,111	468,006	338,967
Amortization related to postretirement benefits obligation	4,765	10,076	12,720
Share-based compensation expense related to stock options	83,852	74,553	213,514
Increase (decrease) in allowance for doubtful accounts on premiums receivable	718,322	684,581	(203,000)
Net loss (gain) on disposals of property	7,831	(28,538)	(26,528)
Net realized gain on investments	(195,800)	(1,066,239)	(28,559)
Net earnings from other investments	(1,257,266)	(1,674,594)	(749,688)
(Benefit) provision for claims	(571,596)	6,072,115	3,342,427
Provision (benefit) for deferred income taxes	1,804,000	(292,000)	21,000
Excess tax benefits related to exercise of stock options and SARs	946,605	22,101	—
Changes in assets and liabilities:
Decrease (increase) in receivables	1,569,167	(4,912,295)	646,786
(Increase) decrease in other assets	(2,906,224)	(407,252)	77,056
Increase in current income taxes recoverable	(366,772)	—	—
Increase in accounts payable and accrued liabilities	4,923,858	2,372,995	1,913,799
(Decrease) increase in current income taxes payable	(1,336,824)	696,291	(415,823)
Payments of claims, net of recoveries	(3,146,404)	(4,990,115)	(3,545,127)
Net cash provided by operating activities	16,251,090	8,707,514	9,007,159

Investing Activities
Purchases of available-for-sale securities	(23,466,037)	(15,899,439)	(15,318,418)
Purchases of short-term securities	(2,638,908)	(6,347,527)	(1,883,562)
Purchases of other investments	(1,369,210)	(3,441,412)	(853,599)
Investment in/purchase of subsidiary	—	(350,000)	—
Proceeds from sales and maturities of available-for-sale securities	9,892,634	15,646,381	9,851,523
Proceeds from sales and maturities of short-term securities	8,280,183	6,892,141	14,974,850
Proceeds from sales and distributions of other investments	2,107,675	2,301,647	861,865
Proceeds from sales of other assets	40,366	220,455	—
Purchases of property	(1,424,108)	(568,728)	(361,207)
Proceeds from disposals of property	24,335	65,837	31,157
Net cash (used in) provided by investing activities	(8,553,070)	(1,480,645)	7,302,609

Financing Activities
Repurchases of common stock	(4,262,260)	(3,975,532)	(5,940,463)
Exercise of options	75,797	160,557	155,163
Distribution to noncontrolling interest	(36,900)	(40,800)	—
Dividends paid	(657,914)	(603,334)	(599,241)
Net cash used in financing activities	(4,881,277)	(4,459,109)	(6,384,541)

Net Increase in Cash and Cash Equivalents	2,816,743	2,767,760	9,925,227
Cash and Cash Equivalents, Beginning of Period	20,810,018	18,042,258	8,117,031
Cash and Cash Equivalents, End of Period	$23,626,761	$20,810,018	$18,042,258

Consolidated Statements of Cash Flows, continued
	2013	2012	2011
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$5,724,000	$4,479,000	$2,963,000
Non Cash Investing and Financing Activities
Non cash net unrealized gain on investments, net of deferred tax provision of $(1,288,951), $(730,555) and $(969,710) for 2013, 2012 and 2011, respectively	$(2,474,873)	$(1,393,943)	$(1,888,025)
Adjustments to postretirement benefits obligation, net of deferred tax provision of $26,252, $(28,192) and $(39,130) for 2013, 2012 and 2011, respectively	$(50,961)	$54,726	$75,959
Non cash intangible assets acquired from purchase of subsidiary	$—	$(1,481,900)	$—
Non cash contingent liability from purchase of subsidiary	$—	$691,250	$—

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business – Investors Title Company’s (the “Company”) primary business, and only reportable segment, is title insurance. The title insurance segment, through its two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies primarily through approved attorneys from underwriting offices and through independent issuing agents in 22 states and the District of Columbia, primarily in the eastern half of the United States. The majority of the Company’s business is concentrated in Georgia, Illinois, Kentucky, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia.
Principles of Consolidation and Basis of Presentation – The accompanying Consolidated Financial Statements include the accounts and operations of Investors Title Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).   Earnings attributable to the redeemable noncontrolling interest are recorded on the Consolidated Statements of Income for majority-owned subsidiaries. The redeemable noncontrolling interest representing the portion of equity not related to the Company’s ownership interest is recorded as redeemable equity in a separate section of the Consolidated Balance Sheets.  All intercompany balances and transactions have been eliminated in consolidation.

Reclassification – Certain 2012 and 2011 amounts in the accompanying unaudited Consolidated Financial Statements have been reclassified to conform to the 2013 classifications. These reclassifications had no effect on stockholders’ equity or net income as previously reported.
Significant Accounting Policies – The significant accounting policies of the Company are summarized below.
Cash and Cash Equivalents
For the purpose of presentation in the Company’s Consolidated Statements of Cash Flows, cash equivalents are highly liquid instruments with remaining original maturities of three months or less. The carrying amount of cash and cash equivalents is a reasonable estimate of fair value due to the short-term maturity at purchase of these instruments.
Investments in Securities
Securities for which the Company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums or accretion of discounts, and other-than-temporary declines in fair value. Securities held principally for resale in the near term are classified as trading securities and recorded at fair values. Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax, adjusted for other-than-temporary declines in fair value, reported as accumulated other comprehensive income. As of December 31, 2013 and 2012, all investments in securities are classified as available-for-sale. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Fair values of the majority of investments are based on quoted market prices. Realized gains and losses are determined on the specific identification method.  Refer to Note 3 for further information regarding investments in securities and fair value.
Short-term Investments
Short-term investments are comprised of money market accounts which are invested in short-term funds, time deposits with banks and savings and loan associations, and other investments expected to have maturities or redemptions greater than three months and less than twelve months. The Company monitors any events or changes in circumstances that may have a significant adverse effect on the fair value of these investments.
Other Investments
Other investments consist primarily of investments in title insurance agencies structured as limited liability companies (“LLCs”), which are accounted for under the equity or cost methods of accounting. The aggregate cost of the Company’s cost method investments totaled $1,834,229 and $1,778,115 at December 31, 2013 and December 31, 2012, respectively. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

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
Reserves for Claims
The total reserve for all reported and unreported losses the Company incurred through December 31, 2013 is represented by the reserves for claims. The Company’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2013.  The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.
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
Premiums Written and Commissions to Agents
Generally, title insurance premiums are recognized at the time of closing of the related real estate transaction, as the earnings process is then considered complete. Policies or commitments are issued upon receipt of final certificates or preliminary reports with respect to titles. Title insurance commissions earned by the Company’s agents, taxes and a provision for claims losses are recognized as expenses concurrent with recognition of related premium revenue.
The Company’s premium revenues from certain agency operations include accruals based on estimates. These accruals estimate unreported agency premiums related to transactions which have settled as of the balance sheet date. Accruals for premiums from certain agencies are necessary because of the lag between policy effective dates and the reporting of these transactions to the Company by the agents. The lag time has historically been between 30 and 120 days, with the majority of agencies reporting within 60 to 90 days. The lag time is reviewed periodically to monitor accruals.  The accrual of premium revenues is based on historical data that includes transactional volume, fluctuations in the real estate market and the mix between refinance and purchase transactions.  There have been no material changes in historical estimates during the periods presented.
Quarterly, the Company evaluates the collectability of receivables. Premiums not collected within 7 months are fully reserved. Write-offs of receivables have not been material to the Company.
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

Fair Values of Financial Instruments
The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, short-term investments, premium and fees receivable, accrued interest and dividends, accounts payable, commissions payable, reinsurance payable and current income taxes recoverable/payable approximate fair value due to the short-term nature of these assets and liabilities.  Fair values for the majority of investment securities are based on quoted market prices.  Auction rate securities (“ARS”) are valued using discounted cash flow models to determine the estimated fair value of these investments.  Some of the inputs for determining the fair value of ARS are unobservable in the securities markets and are significant.  Refer to Note 3 for further information regarding investments in securities and fair value.
Comprehensive Income
The Company’s accumulated other comprehensive income is comprised of unrealized holding gains/losses on available-for-sale securities, net of tax, and unrecognized prior service cost and unrealized gains/losses associated with postretirement benefit liabilities, net of tax.  Accumulated other comprehensive income as of December 31, 2013 consists of $11,395,757 of unrealized holding gains on available-for-sale securities and $48,353 of unrecognized prior service cost and unrecognized actuarial losses associated with postretirement benefit liabilities.  Accumulated other comprehensive income as of December 31, 2012 consists of $8,920,884 of unrealized holding gains on available-for-sale securities and $102,454 of unrecognized prior service cost and unrecognized actuarial losses associated with postretirement benefit liabilities.
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
Recently Issued Accounting Standards
In July 2013, the FASB updated guidance to eliminate diversity in practice relating to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists. The main provision of the update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to deferred tax assets for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, in which case the unrecognized tax benefit should be presented as a liability. For public entities, this update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted, and the Company elected to adopt this new guidance in the third quarter of 2013. This update did not have an impact on the Company’s financial condition or results of operations.

In February 2013, the FASB updated guidance to improve the reporting of reclassifications from accumulated other comprehensive income.  The main provisions of this guidance require an entity to provide information about the amount reclassified from accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the footnotes, the amount reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures providing additional detail about those amounts.  The amendments do not change the requirements for reporting net income or other comprehensive income in financial statements.  The Company complied with this update, and it did not have an impact on the Company’s financial condition or results of operations.
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
Claims – The Company’s reserves for claims are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported,  or “IBNR”).  A provision for estimated future claims payments is recorded at the time policy revenue is recorded as a percentage of premium income. By their nature, title claims can often be complex, vary greatly in dollar amounts, vary in number due to economic and market conditions such as an increase in mortgage foreclosures, and involve uncertainties as to ultimate exposure. In addition, some claims may require a number of years to settle and determine the final liability for indemnity and loss adjustment expense. The payment experience may extend for more than 20 years after the issuance of a policy. Events such as fraud, defalcation and multiple property defects can substantially and unexpectedly cause increases in estimates of losses. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, these estimates are subject to variability.
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
The Company’s reserves for claims are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which have been incurred but not reported (“IBNR”).  During the third quarter of 2013 certain actuarial inputs were changed  to provide a more refined IBNR reserve estimate. See Note 6 in the accompanying Consolidated Financial Statements for further information regarding this change in accounting estimate.
Impairments – Securities are regularly evaluated and reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary.  When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security; with respect to equity securities, whether the Company’s ability and intent to retain the investment for a period of time is sufficient to allow for a recovery in value; with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery in value; and the financial condition and prospects of the issuer (including credit ratings).  These factors are reviewed quarterly and any material degradation in the prospect for recovery will be considered in the other-than-temporary impairment analysis.  Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss.  The fair values of the majority of the Company’s investments are based on quoted market prices from independent pricing services.

2. Statutory Restrictions on Consolidated Stockholders’ Equity and Investments
The Company has designated approximately $47,405,000 and $44,829,000 of retained earnings as of December 31, 2013 and 2012, respectively, as appropriated to reflect the required statutory premium and supplemental reserves.  See Note 8 for the tax treatment of the statutory premium reserve.
As of December 31, 2013 and 2012, approximately $83,311,000 and $76,167,000, respectively, of consolidated stockholders’ equity represents net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval.
Bonds totaling approximately $7,022,000 and $6,700,000 at December 31, 2013 and 2012, respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments in Securities and Fair Value
The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at December 31 were as follows:

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. States, territories and political subdivisions	$38,449,309	$1,922,862	$184,351	$40,187,820
Issuer obligations of U.S. States, territories and political subdivisions special revenue	30,874,571	1,234,130	204,800	31,903,901
Corporate debt securities	17,736,608	789,840	108,456	18,417,992
Auction rate securities	919,672	16,028	—	935,700
Total	$87,980,160	$3,962,860	$497,607	$91,445,413
Equity securities, available-for-sale at fair value:
Common stocks and nonredeemable preferred stocks	$22,200,369	$14,052,780	$109,084	$36,144,065
Total	$22,200,369	$14,052,780	$109,084	$36,144,065
Short-term investments:
Certificates of deposit and money market funds	$7,926,373	$—	$—	$7,926,373
Total	$7,926,373	$—	$—	$7,926,373

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. States, territories and political subdivisions	$38,658,463	$3,211,445	$—	$41,869,908
Issuer obligations of U.S. States, territories and political subdivisions special revenue	18,933,299	1,909,106	10,455	20,831,950
Corporate debt securities	17,064,697	1,252,973	14,750	18,302,920
Auction rate securities	917,214	14,986	—	932,200
Total	$75,573,673	$6,388,510	$25,205	$81,936,978
Equity securities, available-for sale at fair value:
Common stocks and nonredeemable preferred stocks	$21,229,114	$7,373,056	$91,237	$28,510,933
Total	$21,229,114	$7,373,056	$91,237	$28,510,933
Short-term investments:
Certificates of deposit and money market funds	$13,567,648	$—	$—	$13,567,648
Total	$13,567,648	$—	$—	$13,567,648
The special revenue category for both periods presented includes over 30 individual bonds with revenue sources from a broad variety of industry sectors.

The scheduled maturities of fixed maturity securities at December 31, 2013 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$8,685,106	$8,848,668
Due after one year through five years	57,287,230	60,170,845
Due five years through ten years	14,159,839	14,285,208
Due after ten years	7,847,985	8,140,692
Total	$87,980,160	$91,445,413
Earnings on investments for the years ended December 31 were as follows:

	2013	2012	2011
Fixed maturities	$2,997,901	$3,154,131	$3,233,988
Equity securities	890,917	815,674	347,843
Invested cash and other short-term investments	5,754	10,576	12,725
Miscellaneous interest	36	30	480
Investment income	$3,894,608	$3,980,411	$3,595,036
Gross realized gains and losses on sales of available-for-sale securities for the years ended December 31 are summarized as follows:

	2013	2012	2011
Gross realized gains:
General obligations of U.S. States, territories and political subdivisions	$—	$250	$386
Corporate	—	52,396	20,459
Common stocks and nonredeemable preferred stocks	369,673	450,461	529,811
Auction rate securities	—	211,061	43,199
Total	369,673	714,168	593,855
Gross realized losses:
Common stocks and nonredeemable preferred stocks	(180,169)	(91,975)	(247,117)
Other than temporary impairment of securities	—	(93,436)	(280,987)
Total	(180,169)	(185,411)	(528,104)
Net realized gain	$189,504	$528,757	$65,751
Net realized gains (losses) on other investments:
Impairments of other assets and investments	$(34,070)	$(6,504)	$(44,404)
Gain on other assets and investments	48,946	543,986	30,238
Loss on other assets and investments	(8,580)	—	(23,026)
Total	$6,296	$537,482	$(37,192)
Net Realized Gain	$195,800	$1,066,239	$28,559
Realized gains and losses are determined on the specific identification method.
The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2013 and 2012:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
General obligations of U.S. states, territories and political subdivisions	$4,198,012	$(184,351)	$—	$—	$4,198,012	$(184,351)
Special revenue obligations of U.S. states territories and political subdivisions	11,010,093	(204,800)	—	—	11,010,093	(204,800)
Corporate debt securities	5,942,570	(108,456)	—	—	5,942,570	(108,456)
Total fixed maturity securities	$21,150,675	$(497,607)	$—	$—	$21,150,675	$(497,607)
Equity securities	2,035,971	(72,998)	244,929	(36,086)	2,280,900	(109,084)
Total temporarily impaired securities	$23,186,646	$(570,605)	$244,929	$(36,086)	$23,431,575	$(606,691)

December 31, 2012
Special revenue obligations of U.S. states territories and political subdivisions	$1,236,906	$(10,455)	$—	$—	$1,236,906	$(10,455)
Corporate debt securities	985,250	(14,750)	—	—	985,250	(14,750)
Total fixed maturity securities	$2,222,156	$(25,205)	$—	$—	$2,222,156	$(25,205)
Equity securities	2,551,215	(91,237)	—	—	2,551,215	(91,237)
Total temporarily impaired securities	$4,773,371	$(116,442)	$—	$—	$4,773,371	$(116,442)
As of December 31, 2013, the Company held $21,150,675 in fixed maturity securities with unrealized losses of $497,607.  As of December 31, 2012, the Company held $2,222,156 in fixed maturity securities with unrealized losses of $25,205.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and likely will not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.
As of December 31, 2013, the Company held $2,280,900 in equity securities with unrealized losses of $109,084.  As of December 31, 2012, the Company held $2,551,215 in equity securities with unrealized losses of $91,237.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity income securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.
Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 26 and 7 securities had unrealized losses at December 31, 2013 and December 31, 2012, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During 2013, the Company did not record any other-than-temporary impairment charges related to securities. During 2012, the Company recorded an other-than-temporary impairment charge in the amount of $93,436 related to securities.  During 2011, the Company recorded an other-than-temporary impairment charge in the amount of $280,987 related to securities, of which, $101,861 was related to Level 3 ARS that have had a history of being below cost and a change in the intent not to sell. Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.
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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of December 31, 2013 and December 31, 2012, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices were unavailable due to the failure of auctions.  The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of these securities was $1,000,000 as of December 31, 2013 and December 31, 2012,  with approximately 97.0% as of December 31, 2013 and December 31, 2012, guaranteed by the U.S. Department of Education.

Some of the inputs to ARS valuation are unobservable in the market and are significant; therefore, the Company utilizes another third party pricing service to assist in the determination of the fair market value of these securities.  This service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of December 31, 2013 and 2012:

	2013	2012
Cumulative probability of earning maximum rate until maturity	—%	—%
Cumulative probability of principle returned prior to maturity	95.6%	96.1%
Cumulative probability of default at some future point	4.4%	3.9%
Significant increases or decreases in any of the inputs in isolation could result in significant changes to the fair value measurement. Generally, increases in default probabilities and liquidity risk premiums lower the fair market value while increases in principal being returned and earning maximum rates increase fair market values.
Based upon these inputs and assumptions, the pricing service provides a range of values to the Company for its ARS.  The Company records the fair value based on the midpoint of the range and believes that this valuation is the most reasonable estimate of fair value.  In 2013 and 2012, the difference in the low and high values of the ranges was approximately zero and four percent of the carrying value of the Company’s ARS.
The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of December 31, 2013 and 2012.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.  Level 3 assets are comprised solely of ARS.

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Short Term	$7,926,373	$—	$—	$7,926,373
Equity Securities:
Common stock and nonredeemable preferred stock	36,144,065	—	—	36,144,065
Fixed Maturities:
Obligations of U.S. States, territories and political subdivisions*	—	72,091,721	—	72,091,721
Corporate debt securities*	—	18,417,992	935,700	19,353,692
Total	$44,070,438	$90,509,713	$935,700	$135,515,851

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Short Term	$13,567,648	$—	$—	$13,567,648
Equity Securities:
Common stock and nonredeemable preferred stock	28,510,933	—	—	28,510,933
Fixed Maturities:
Obligations of U.S. States, territories and political subdivisions*	—	62,701,858	—	62,701,858
Corporate debt securities*	—	18,302,920	932,200	19,235,120
Total	$42,078,581	$81,004,778	$932,200	$124,015,559
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
Cost-basis investments
The estimated fair value of cost-basis investments is calculated from the book value of the underlying entities, which is not materially different from the fair value of the underlying entity.
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
The carrying amounts and fair values of these financial instruments (please note investments are disclosed in a previous table) as of December 31, 2013 and 2012 are presented in the following table:

As of December 31, 2013
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$23,626,761	$23,626,761	$23,626,761	$—	$—
Cost-basis investments	1,927,429	2,069,302	—	—	2,069,302
Accrued dividends and interest	1,006,698	1,006,698	1,006,698	—	—
Total	$26,560,888	$26,702,761	$24,633,459	$—	$2,069,302

Financial Liabilities
Contingent consideration	$341,250	$341,250	$—	$—	$341,250
Total	$341,250	$341,250	$—	$—	$341,250

As of December 31, 2012
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$20,810,018	$20,810,018	$20,810,018	$—	$—
Cost-basis investments	1,871,315	1,952,323	—	—	1,952,323
Accrued dividends and interest	1,037,447	1,037,447	1,037,447	—	—
Total	$23,718,780	$23,799,788	$21,847,465	$—	$1,952,323

Financial Liabilities
Contingent consideration	$691,250	$691,250	$—	$—	$691,250
Total	$691,250	$691,250	$—	$—	$691,250
The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the twelve months ended December 31, 2013 and 2012:

Changes in fair value during the year ended December 31:	2013	2012
Beginning balance at January 1	$932,200	$4,552,400
Redemptions and sales	—	(3,900,000)
Realized gain – included in net realized gain on investments	—	211,061
Realized loss – included in net realized gain on investments	—	—
Unrealized gain - included in other comprehensive income	3,500	68,739
Ending balance at December 31	$935,700	$932,200
The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), consisting solely of contingent consideration, for the twelve months ended December 31, 2013 and 2012:

Changes in fair value during the period ended:	2013	2012
Beginning balance at January 1	$691,250	$—
Addition of contingent consideration	—	691,250
Payment for contingent consideration	(350,000)	—
Ending balance, net	$341,250	$691,250
Certain cost-basis investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of December 31, 2013 and 2012.  The following table summarizes the corresponding estimated fair value hierarchy of such investments at December 31, 2013 and 2012 and the related impairments recognized:

December 31, 2013	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$32,744	$32,744	$(34,070)
Total cost method investments and other assets			$—	$—	$32,744	$32,744	$(34,070)

December 31, 2012	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$36,406	$36,406	$(6,504)
Total cost method investments and other assets			$—	$—	$36,406	$36,406	$(6,504)

4. Property and Equipment
Property and equipment and estimated useful lives at December 31 are summarized as follows:

	2013	2012
Land	$1,107,582	$1,107,582
Office buildings and improvements (25 years)	3,365,699	3,345,762
Furniture, fixtures and equipment (3 to 10 years)	6,201,618	5,209,505
Automobiles (3 years)	855,018	787,180
Total	11,529,917	10,450,029
Less accumulated depreciation	(7,204,379)	(6,846,706)
Property and equipment, net	$4,325,538	$3,603,323

5. Reinsurance
The Company assumes and cedes reinsurance with other insurance companies in the normal course of business.  Premiums assumed and ceded were approximately $6,000 and $211,000, respectively, for 2013, $16,000 and $233,000, respectively, for 2012 and $17,000 and $177,000, respectively, for 2011. Ceded reinsurance is comprised of excess of loss treaties, which protects against losses over certain amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event that the assuming insurance companies are unable to meet their obligations under these contracts.  The Company has not paid or recovered any reinsured losses during the three years ended December 31, 2013.

6. Reserves for Claims

Changes in the reserves for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

	2013	2012	2011
Balance, beginning of period	$39,078,000	$37,996,000	$38,198,700
Provisions related to:
Current year	7,239,628	7,650,959	6,845,338
Prior year	(7,811,224)	(1,578,844)	(3,502,911)
Total provision charged to operations	(571,596)	6,072,115	3,342,427
Claims paid, net of recoveries, related to:
Current year	(110,240)	(76,288)	(305,079)
Prior year	(3,036,164)	(4,913,827)	(3,240,048)
Total claims paid, net of recoveries	(3,146,404)	(4,990,115)	(3,545,127)
Balance, end of year	$35,360,000	$39,078,000	$37,996,000

The Company continually refines its reserve estimates as current loss experience develops and credible data emerges.  Movements in the reserves related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data.  The 2013 calendar year change in the provision relating to prior years resulted mostly from changes to certain actuarial inputs and favorable development in 2013 versus prior year related primarily to policy years 2008 through 2012.  Due to variances between actual and expected loss payments, loss development is subject to significant variability.
The Company does not recognize claim recoveries until an actual payment has been received by the Company.   The Company realized claim recoveries of approximately $1,165,000, $1,324,000 and $1,488,000 during 2013, 2012 and 2011, respectively.
The provision for claims as a percentage of net premiums written was (0.5)%, 5.9% and 4.1% in 2013, 2012 and 2011, respectively.
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

During 2013 certain actuarial inputs were changed to provide a more refined IBNR reserve estimate. The Company considers these modifications in actuarial inputs to be a change in estimate. The Company believes that these changes in actuarial inputs were necessary in response to favorable reserve development and claims experience incurred in several recent reporting periods.  The approximate impact of this change in estimate for the year ended December 31, 2013 was a reduction of $2,200,000 to the reserves for claims in the Consolidated Balance Sheets, and in the Consolidated Statements of Income a decrease of $2,200,000 to the provision for claims, an increase of $750,000 in the provision for income taxes and an increase of $1,450,000 in net income, or $0.71 per basic share and $0.70 per diluted share, compared with the amounts that would have been recorded under the Company’s prior estimate. This change in estimate, coupled with several recent policy years which continued to emerge favorably in comparison with prior expectations, contributed to a benefit in the claims provision this quarter. The change in estimate was primarily driven by the following:

•	Changing the specific weightings used in performing certain actuarial methods, including weighting between policy years and weighting of title industry loss data;

•	Adjusting for premium rate changes and the Company’s improved underwriting efforts related to construction business; and

•	Increasing the ratios used to estimate projected payments of unallocated loss adjustment expenses to more accurately reflect expected payments.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	2013	%	2012	%
Known title claims	$4,670,809	13.2	$5,166,370	13.2
IBNR	30,689,191	86.8	33,911,630	86.8
Total loss reserves	$35,360,000	100.0	$39,078,000	100.0

In management’s opinion, the reserves are adequate to cover claim losses which might result from pending and future claims.

7. Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future service that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method, were 20,459, 35,090 and 18,286 for 2013, 2012 and 2011, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

For the Years Ended December 31,	2013	2012	2011
Net income attributable to the Company	$14,708,210	$11,102,496	$6,933,936
Weighted average common shares outstanding – Basic	2,056,169	2,081,703	2,151,350
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	20,459	35,090	18,286
Weighted average common shares outstanding – Diluted	2,076,628	2,116,793	2,169,636
Basic earnings per common share	$7.15	$5.33	$3.22
Diluted earnings per common share	$7.08	$5.24	$3.20

There were no potential shares excluded from the computation of diluted earnings per share in 2013 and 2012. In 2011, 11,500 awards were excluded from the computation of diluted earnings per share because their exercise price was greater than the stock price and therefore considered anti-dilutive.

The Company has adopted employee stock award plans under which restricted stock, and options or stock appreciation rights (“SARs”) to acquire shares (not to exceed 500,000 shares) of the Company’s stock, may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant.  SARs and options (which have predominantly been incentive stock options) awarded under the plans thus far generally expire in five to ten years and are exercisable and vest (1) immediately; (2) within one year; or (3) at 10% to 20% per year beginning on the date of grant.  All SARs issued to date have been share-settled only.

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2011	110,800	$28.77	4.51	$353,955
SARs granted	3,000	41.50
Options exercised	(7,700)	20.15
Options/SARs canceled/forfeited/expired	(4,500)	28.61
Outstanding as of December 31, 2011	101,600	$29.81	3.91	$697,780
SARs granted	3,000	50.50
Options exercised	(6,380)	25.17
Options/SARs canceled/forfeited/expired	(70)	31.00
Outstanding as of December 31, 2012	98,150	$30.74	3.17	$2,871,710
SARs granted	3,000	71.59
SARs exercised	(79,500)	28.77
Options exercised	(2,650)	28.63
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of December 31, 2013	19,000	$45.74	3.43	$669,610

Exercisable as of December 31, 2013	18,250	$44.67	3.31	$662,567

Unvested as of December 31, 2013	750	$71.59	6.38	$7,043
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2013.  The intrinsic values of options exercised during 2013, 2012 and 2011 were approximately $3,486,000, $153,000 and $118,000, respectively.
The following tables summarize information about fixed stock options outstanding at December 31, 2013:

			Options Outstanding at Year-End			Options Exercisable at Year-End
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$21.49	—	$27.96	1,000	0.38	$27.21	1,000	$27.21
33.32	—	36.79	1,500	1.38	36.79	1,500	36.79
$21.49	—	$36.79	2,500	0.98	$32.96	2,500	$32.96

			SARs Outstanding at Year-End			SARs Exercisable at Year-End
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$32.00	—	$32.00	2,000	2.39	$32.00	2,000	$32.00
33.31	—	33.31	2,500	3.38	33.31	2,500	33.31
36.80	—	71.59	12,000	4.13	53.28	11,250	52.06
$32.00	—	$71.59	16,500	3.81	$47.67	15,750	$46.54
In 2013, 3,250 options and SARs vested with a fair value of $79,755.

During the second quarters of 2013, 2012 and 2011, the Company issued 3,000 share-settled SARs to the directors of the Company.  SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted average fair values for the SARs issued during 2013, 2012 and 2011 were $27.55, $18.84 and $15.55, respectively, and were estimated using the weighted average assumptions shown in the table below.

	2013	2012	2011
Expected Life in Years	5.0	5.0	5.0
Volatility	44.6%	44.6%	43.6%
Interest Rate	1.3%	0.8%	1.9%
Yield Rate	0.5%	0.6%	0.8%

There was approximately $84,000, $75,000 and $214,000 of compensation expense relating to SARs or options vesting on or before December 31, 2013, 2012 and 2011, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income.  As of December 31, 2013, there was approximately $23,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately 3 months.

The estimated weighted average grant-date fair value of SARs granted for the years ended December 31 was as follows:

For the Years Ended December 31,	2013	2012	2011
Exercise price equal to market price on date of grant:
Weighted average market price	$71.59	$50.50	$41.50
Weighted average grant-date fair value	$27.55	$18.84	$15.55

There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

8. Income Taxes
The components of income tax expense for the years ended December 31 are summarized as follows:

For the Years Ended December 31,	2013	2012	2011
Current:
Federal	$4,873,000	$5,018,000	$2,515,000
State	69,000	163,000	29,000
Total current	4,942,000	5,181,000	2,544,000
Deferred:
Federal	1,805,215	(305,525)	28,131
State	(1,215)	13,525	(7,131)
Total deferred	1,804,000	(292,000)	21,000
Total	$6,746,000	$4,889,000	$2,565,000
For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in premium and retaliatory taxes in the Consolidated Statements of Income.
At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

For the Years Ended December 31,	2013	2012
Deferred income tax assets:
Accrued benefits and retirement services	$3,074,164	$2,889,350
Allowance for doubtful accounts	883,426	641,920
Other-than-temporary impairment of assets	319,962	344,701
Excess of book over tax depreciation	171,504	143,184
Postretirement benefit obligation	24,914	52,791
Reinsurance and commission payable	21,953	19,087
Net operating loss carryforward	5,000	12,000
Other	256,309	410,052
Total	4,757,232	4,513,085
Deferred income tax liabilities:
Net unrealized gain on investments	5,976,215	4,687,264
Recorded reserves for claims, net of statutory premium reserves	2,467,798	399,217
Other	327,202	319,760
Total	8,771,215	5,406,241
Net deferred income tax liabilities	$(4,013,983)	$(893,156)
At December 31, 2013 and 2012, no valuation allowance was recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these deferred income tax assets will be realized.
A reconciliation of income tax as computed for the years ended December 31 at the U.S. federal statutory income tax rate of 34.1% for 2013 and 34% for 2012 and 2011, respectively, to income tax expense follows:

For the Years Ended December 31,	2013	2012	2011
Anticipated income tax expense	$7,346,074	$5,467,168	$3,229,638
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	45,471	107,580	19,140
Tax-exempt interest income (net of amortization)	(772,545)	(757,005)	(700,300)
Other, net	127,000	71,257	16,522
Provision for income taxes	$6,746,000	$4,889,000	$2,565,000
In accounting for uncertainty in income taxes, the Company is required to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position.  In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  There were no unrecognized tax benefits or liabilities as of December 31, 2013.
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
The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2010.

9. Leases
The Company leases certain office facilities and equipment under operating leases. Rental expense also includes occasional rental of automobiles. Rent expense totaled approximately $699,000, $692,000, and $623,000 in 2013, 2012 and 2011, respectively. The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2013, are summarized as follows:

Year Ended:
2014	$548,451
2015	303,465
2016	162,022
2017	45,107
2018	4,200
Thereafter	—
Total	$1,063,245

10. Retirement Agreements and Other Postretirement Benefit Plan
The Company has a 401(k) savings plan.  In order to participate, individuals must be employed for one full year and work at least 1,000 hours annually.  The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution.  Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code.  Expenses related to the 401(k) plan were approximately $579,000, $518,000 and $479,000 for 2013, 2012 and 2011, respectively.
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
In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives.  The amount accrued for all agreements at December 31, 2013 and 2012 was approximately $6,580,000 and $6,303,000, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract.  Both the 2013 and 2012 accruals are included in the Accounts payable and accrued liabilities line item of the Consolidated Balance Sheets.  These executive contracts are accounted for on an individual contract basis.  On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the Internal Revenue Code, and were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) plan.
On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance.   The benefits are unfunded.  Estimated future benefit payouts expected to be paid for each of the next five years are $4,231 in 2014, $4,596 in 2015, $4,937 in 2016, $8,093 in 2017, $11,751 in 2018 and $100,122 in the next five years thereafter.
Cost of the Company’s postretirement benefits included the following components:

	2013	2012	2011
Net periodic benefit cost
Service cost – benefits earned during the year	$15,782	$12,617	$19,503
Interest cost on the projected benefit obligation	28,412	27,867	24,607
(Accretion) amortization of unrecognized prior service cost	(1,518)	9,396	13,038
Amortization (accretion) of unrecognized loss (gain)	6,293	680	(318)
Net periodic benefits cost at end of year	$48,969	$50,560	$56,830

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The net amount in accumulated other comprehensive income is $(73,246), $(48,353) net of tax, for December 31, 2013, and $(155,234), $(102,454) net of tax, for December 31, 2012, and represents the net unrecognized actuarial losses and unrecognized prior service costs.  The effects of the funded status on the Company’s Consolidated Balance Sheets at December 31, 2013 and 2012 are presented in the following table:

	2013	2012
Funded status
Actuarial present value of future benefits:
Fully eligible active employee	$(377,838)	$(401,553)
Non-eligible active employees	(301,439)	(310,743)
Plan assets	—	—
Funded status of accumulated postretirement benefit obligation, recognized in other liabilities	$(679,277)	$(712,296)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2013 and 2012 includes the following:

	2013	2012
Accrued postretirement benefit obligation at beginning of year	$(712,296)	$(588,894)
Service cost – benefits earned during the year	(15,782)	(12,617)
Interest cost on projected benefit obligation	(28,412)	(27,867)
Actuarial gain (loss)	77,213	(82,918)
Accrued postretirement benefit obligation at end of year	$(679,277)	$(712,296)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

	2013	2012
Balance at beginning of year	$155,234	$82,392
Components of accumulated other comprehensive income:
Unrecognized prior service credit (cost)	1,518	(9,396)
Amortization of loss, net	(6,293)	(680)
Actuarial (gain) loss	(77,213)	82,918
Balance at end of year	$73,246	$155,234

The amounts currently in accumulated other comprehensive income, pre-tax, that will be reclassified to the Consolidated Statements of Income and recognized as components of net periodic benefit costs in 2014 are:

Projected 2014
Amortization of unrecognized prior service cost	$2,217
Amortization of unrecognized loss	—
Net periodic benefit cost at end of year	$2,217

Assumed health care cost trend rates do have an effect on the amounts reported for the postretirement benefit obligations.  The following illustrates the effects on the net periodic postretirement benefit cost (“NPPBC”) and the accumulated postretirement benefit obligation (“APBO”) of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate as of December 31, 2013:

	One- Percentage Point Increase	One- Percentage Point Decrease
Net periodic postretirement benefit cost
Effect on the service cost component	$3,790	$(2,860)
Effect on interest cost	6,574	(5,056)
Total effect on the net periodic postretirement benefit cost	$10,364	$(7,916)
Accumulated postretirement benefit obligation (including active employees who are not fully eligible)
Effect on those currently receiving benefits (retirees and spouses)	$—	$—
Effect on active fully eligible	68,198	(53,548)
Effect on actives not yet eligible	77,887	(58,806)
Total effect on the accumulated postretirement benefit obligation	$146,085	$(112,354)

11. Commitments and Contingencies

Legal Proceedings.  A class action lawsuit is pending in the United States District Court for the Eastern District of Michigan, Southern Division, against several title insurance underwriters, including Investors Title Insurance Company, and several title insurance agents, entitled Bushman et al. v. R. Kevin Clinton, Treasurer of the State of Michigan, et al. (2:14-cv-10011-GCS-MAR).  Michigan law requires the seller of property to pay a transfer tax based on the total value of the property at the time of transfer.  Exemptions from the payment of this tax exist if (1) the property is the seller’s principal residence, and (2) the state equalized value (“SEV”) of the property at the time of purchase is greater than the SEV at the time of sale.  Plaintiffs contend that, notwithstanding this exemption, they were assessed, charged and paid the full transfer tax when they sold their property.  The plaintiffs seek an award of actual damages, statutory damages, attorneys’ fees and other relief as determined at trial.  The Company believes that this case is without merit, and intends to vigorously defend against the allegations. At this stage in the litigation, the Company does not have the ability to make a reasonable range of estimates in regards to potential loss amounts, if any.
As previously reported, Investors Title Insurance Company and several other title insurance companies were named in a class action lawsuit in the United States District Court for the Southern District of West Virginia entitled Backel v. Fidelity National Title Insurance et al. (6:2008-CV-00181). The plaintiff in this case contended a lack of meaningful oversight by agencies with which title insurance rates are filed and approved. There were further allegations that the title insurance companies conspired to fix title insurance rates. This case, which had been inactive, was administratively closed in the third quarter of 2013. The Company will not report further on this matter unless there are any material developments.

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

Escrow and Trust Deposits.  As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks.  Cash held by the Company for these purposes was approximately $11,824,000 and $11,689,000 as of December 31, 2013 and 2012, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  However, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchanges Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $76,037,000 and $55,580,000 as of December 31, 2013 and 2012, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

12. Statutory Accounting
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities.
Combined capital and surplus on a statutory basis was $119,897,974 and $102,047,179 as of December 31, 2013 and 2012, respectively. Net income on a statutory basis was $11,858,699, $11,035,792 and $6,416,684 for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

13. Segment Information

The Company has one reportable segment, title insurance services.  The remaining immaterial segments have been combined into a group called “All Other.”

The title insurance segment primarily issues title insurance policies through approved attorneys from underwriting offices and through independent issuing agents. Title insurance policies insure titles to real estate.

Provided below is selected financial information about the Company’s operations by segment for the periods ended December 31, 2013, 2012 and 2011:

2013	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$118,153,904	$5,507,069	$(1,499,884)	$122,161,089
Investment income	3,599,106	388,838	(93,336)	3,894,608
Net realized gain (loss) on investments	225,661	(29,861)	—	195,800
Total revenues	$121,978,671	$5,866,046	$(1,593,220)	$126,251,497
Operating expenses	99,899,804	6,239,155	(1,430,200)	104,708,759
Income (loss) before income taxes	$22,078,867	$(373,109)	$(163,020)	$21,542,738
Total assets	$146,110,146	$42,195,670	$—	$188,305,816

2012	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$106,496,802	$4,931,574	$(1,395,934)	$110,032,442
Investment income	3,492,998	571,999	(84,586)	3,980,411
Net realized gain on investments	430,495	635,744	—	1,066,239
Total revenues	$110,420,295	$6,139,317	$(1,480,520)	$115,079,092
Operating expenses	94,909,649	5,433,207	(1,343,671)	98,999,185
Income before income taxes	$15,510,646	$706,110	$(136,849)	$16,079,907
Total assets	$136,042,848	$35,875,428	$—	$171,918,276

2011	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$83,420,562	$4,455,631	$(814,632)	$87,061,561
Investment income	3,174,148	502,557	(81,669)	3,595,036
Net realized gain (loss) on investments	97,640	(69,081)	—	28,559
Total revenues	$86,692,350	$4,889,107	$(896,301)	$90,685,156
Operating expenses	77,294,353	4,706,499	(814,632)	81,186,220
Income before income taxes	$9,397,997	$182,608	$(81,669)	$9,498,936
Total assets	$123,712,762	$34,245,701	$—	$157,958,463

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
In connection with the Plan, the Company’s Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock paid on December 16, 2002, to shareholders of record at the close of business on December 2, 2002. Each Right entitles the registered holder to purchase from the Company a unit (a “Unit”) consisting of one one-hundredth of a share of Class A Preferred Stock. Under the Plan, the Rights detach and become exercisable upon the earlier of (a) ten (10) days following public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock, or (b) ten (10) business days following the commencement of, or first public announcement of the intent of a person or group to commence, a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of the Company’s common stock. The exercise price, the kind and the number of shares covered by each right are subject to adjustment upon the occurrence of certain events described in the Plan.
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
On October 31, 2012, the Plan was amended to, among other things, extend the expiration date of the plan from November 11, 2012 to October 31, 2022 and increase the exercise price of the stock purchase rights from $80 per unit to $220 per unit.  In connection with the amendments to the shareholders’ rights plan, the Board of Directors of the Company also amended the Company’s Articles of Incorporation to increase the number of shares designated under the rights plan as Series A Participating Preferred Stock from 100,000 shares to 200,000 shares.  There were 1,000,000 shares of Preferred Stock authorized as of December 31, 2013 and 2012, with 200,000, being designated Class A Junior Participating Preferred Stock.

15. Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company invests its cash and cash equivalents into high credit quality security instruments.

On November 9, 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC insured institutions.  All other deposits which exceed $250,000, including noninterest bearing transaction accounts prior to December 31, 2010, at each institution are not insured by the FDIC.  Of the $20.8 million in cash and cash equivalents at December 31, 2012, $3.2 million was not insured by the FDIC.
As scheduled, the unlimited insurance coverage for noninterest-bearing transaction accounts provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act expired on December 31, 2012.  Deposits held in noninterest-bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total insured up to at least $250,000.  Of the $23.6 million in cash and cash equivalents at December 31, 2013, $23.1 million was not insured by the FDIC after the expiration of unlimited coverage for noninterest-bearing transaction accounts.

16. Business Concentration
The Company generates a significant amount of title insurance premiums in Texas, North Carolina and South Carolina.  In 2013, 2012 and 2011, Texas accounted for 26.8%, 24.8% and 32.2% of total title premiums, respectively.  In 2013, 2012 and 2011, North Carolina accounted for 27.4%, 30.5% and 26.6% of total title premiums, respectively. In 2013, 2012 and 2011, South Carolina accounted for 11.4%, 8.6% and 8.2% of total title premiums, respectively.
In 2013, 2012 and 2011, the Company had one agent that accounted for 16.4%, 14.0% and 22.6% of net premiums written, respectively.

17. Related Party Transactions
The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investments in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	2013	2012
Consolidated Balance Sheets
Other investments	$5,320,000	$4,892,000
Premiums and fees receivable	$657,000	$1,011,000

Financial Statement Classification,
Consolidated Statements of Income	2013	2012	2011
Net premiums written	$12,442,000	$15,558,000	$11,004,000
Other income	$1,839,000	$2,238,000	$1,336,000

During the second quarter of 2013, the Company repurchased 17,524 shares of Company common stock from officers of the Company at a price of $71.50 per share to cover withholding taxes payable by the officers upon the exercise of SARs. During the fourth quarter of 2013, the Company repurchased 28,130 shares of Company common stock from officers of the Company at a price of $80.01 per share.

18. Acquisition

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

The acquisition date fair value of the total consideration to be transferred was $1,041,250.  This fair value total was equal to $350,000 ITIC had already paid toward the purchase price, as well as $691,250 in estimated contingent payments.  As of December 31, 2013, management’s calculation of the fair value of consideration to be transferred is materially unchanged from its acquisition date amount. During the second quarter of 2013, ITIC paid an additional $350,000 toward the purchase price. The resulting contingent payments of $341,250 and $691,250 are categorized in the Consolidated Balance Sheets as Accounts payable and accrued liabilities as of December 31, 2013 and December 31, 2012, respectively.

The contingent payment arrangement requires that the purchase price for the 70% majority interest be paid over the next 2 years and determined by multiplying United’s actual GAAP net income for the first full 24 calendar months subsequent to closing by an agreed upon factor.  In no event will the purchase price for the majority interest exceed $1,041,250.  The fair value of the contingent payment was derived using the Company’s best estimate (Level 3 inputs) of net income of approximately $859,000 during the 24-month period, discounted at a 15% rate, and limited to the contractual maximum. The amounts previously paid will be used to offset contingent payment amounts calculated for final consideration, and is eligible for refunding in part or in its entirety if greater than the final settlement amount.

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

The following table provides a reconciliation of total redeemable equity for the periods ended December 31, 2013, 2012 and 2011:

Changes in fair value during the period ended:	2013	2012	2011
Beginning balance at January 1	$493,861	$—	$—
Redeemable noncontrolling interest resulting from subsidiary purchase	—	446,250	—
Net income attributable to redeemable noncontrolling interest	88,528	88,411	—
Distributions to noncontrolling interest	(36,900)	(40,800)	—
Balance, net	$545,489	$493,861	$—

Fair valuation methods used for the identifiable tangible net assets acquired in the acquisition make use of discounted cash flows using current interest rates.  The fair value of identifiable net tangible assets at the acquisition date was $5,600.  Identifiable assets acquired included cash and fixed assets.  Liabilities assumed consisted of notes payable.

The transaction was accounted for using the acquisition method required by ASC 805, Business Combinations.  Accordingly, the Company recognized the required identifiable intangible assets of United.  There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service.  At acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships.  The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated.  The referral relationships are being amortized over a 12-year period using the straight-line method.  At December 31, 2013 and December 31, 2012, accumulated amortization of intangible assets was $121,947 and $52,263, respectively.  Net intangible assets of $1,359,953 and $1,429,637 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012.  In accordance with ASC 350, Intangibles – Goodwill and Other, the Company completed interim impairment testing and determined that the intangible assets assigned to United were not impaired at December 31, 2013.
The amortization of the non-compete contract will start at a future date when the related employment agreement is terminated.  Assuming that the amortization of the non-complete agreement begins on the first day subsequent to the employment period stated in the current employment agreement, estimated aggregate amortization expense for each of the five succeeding fiscal years are as follows:

Year Ended:
2014	$134,253
2015	134,253
2016	134,253
2017	134,253
2018	134,253
Thereafter	688,688
Total	$1,359,953

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

19. Accumulated Other Comprehensive Income

The following tables illustrate changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended December 31, 2013, 2012 and 2011:

2013	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$8,920,884	$(102,454)	$8,818,430
Other comprehensive income before reclassifications	2,605,184	50,961	2,656,145
Amounts reclassified from accumulated other comprehensive income	(130,311)	3,140	(127,171)
Net current-period other comprehensive income	2,474,873	54,101	2,528,974
Ending balance	$11,395,757	$(48,353)	$11,347,404

2012	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$7,563,541	$(54,376)	$7,509,165
Other comprehensive income (loss) before reclassifications	2,032,134	(54,726)	1,977,408
Amounts reclassified from accumulated other comprehensive income (loss)	(674,791)	6,648	(668,143)
Net current-period other comprehensive income (loss)	1,357,343	(48,078)	1,309,265
Ending balance	$8,920,884	$(102,454)	$8,818,430

2011	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$5,675,516	$13,189	$5,688,705
Other comprehensive income (loss) before reclassifications	1,910,017	(75,959)	1,834,058
Amounts reclassified from accumulated other comprehensive income (loss)	(21,992)	8,394	(13,598)
Net current-period other comprehensive income (loss)	1,888,025	(67,565)	1,820,460
Ending balance	$7,563,541	$(54,376)	$7,509,165

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended December 31, 2013, 2012 and 2011:

2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$229,869
Other-than-temporary impairments	(34,070)
Total	$195,799	Net realized gain on investment
Tax	(65,488)	Provision for Income Taxes
Net of Tax	$130,311
Accretion (amortization) related to postretirement benefit plans:
Prior year service cost	$1,518
Unrecognized loss	(6,293)
Total	$(4,775)	(a)
Tax	1,635	Provision for Income Taxes
Net of Tax	$(3,140)
Reclassifications for the period	$127,171

2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$1,166,179
Other-than-temporary impairments	(99,940)
Total	$1,066,239	Net realized gain on investment
Tax	(391,448)	Provision for Income Taxes
Net of Tax	$674,791
Amortization related to postretirement benefit plans:
Prior year service cost	$(9,396)
Unrecognized loss	(680)
Total	$(10,076)	(a)
Tax	3,428	Provision for Income Taxes
Net of Tax	$(6,648)
Reclassifications for the period	$668,143

2011
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$353,950
Other-than-temporary impairments	(325,391)
Total	$28,559	Net realized gain on investment
Tax	(6,567)	Provision for Income Taxes
Net of Tax	$21,992
(Amortization) accretion related to postretirement benefit plans:
Prior year service cost	$(13,038)
Unrecognized gain	318
Total	$(12,720)	(a)
Tax	4,326	Provision for Income Taxes
Net of Tax	$(8,394)
Reclassifications for the period	$13,598

(a)
These accumulated other comprehensive income components are not reclassified to net income in their entirety in the same reporting period. The amounts are presented within Salaries, employee benefits and payroll taxes on the Consolidated Statements of Income as amortized. Amortization related to postretirement benefit plans is included in the computation of net periodic pension costs, as discussed in Note 10.

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
Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2013.  The unqualified reports of management and Dixon Hughes Goodman LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B.   OTHER INFORMATION
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors,” “General Information - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Board of Directors and Committees – The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2014.  Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11.   EXECUTIVE COMPENSATION
The information called for by this item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2014 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2014 and is incorporated by reference in this Annual Report on Form 10-K.
The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2013.  The Company does not have any equity compensation plans that have not been approved by its shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	19,000	$45.74	241,000
Equity compensation plans not approved by shareholders	—	—	—
Total	19,000	$45.74	241,000

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Corporate Governance – Independent Directors” and “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” set forth in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2014 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2014 is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)  Financial Statements
The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
(a)(2)  Financial Statement Schedules

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
(a)(3)  Exhibits
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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2014.

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

/s/ Richard M. Hutson, II
Richard M. Hutson, II, Director

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2013

Type of Investment	Cost (1)	Market Value	Amount at which shown in the Balance Sheet (2)

Fixed maturities:
Bonds:
States, municipalities and political subdivisions	$69,323,880	$72,091,721	$72,091,721
All other corporate bonds	18,656,280	19,353,692	19,353,692
Short-term investments	7,926,373	7,926,373	7,926,373
Total fixed maturities	95,906,533	99,371,786	99,371,786

Equity securities:
Common stocks:
Public utilities	958,864	1,274,489	1,274,489
Banks, trust and insurance companies	1,700,194	2,800,874	2,800,874
Industrial, miscellaneous and all other	19,346,311	31,827,202	31,827,202
Nonredeemable preferred stocks	195,000	241,500	241,500
Total equity securities	22,200,369	36,144,065	36,144,065

Other investments	5,665,312	5,665,312	5,665,312

Total investments (3)	$123,772,214	$141,181,163	$141,181,163

(1) Fixed maturities are shown at amortized cost and equity securities are shown at original cost
(2) Bonds of states, municipalities and political subdivisions are shown at amortized cost for held-to-maturity bonds and fair value for available-for-sale bonds. Equity securities are shown at fair value
(3) The above summary of investments does not include investments in related parties accounted for under the cost and equity methods of accounting in the amount of $1,582,519

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

	2013	2012
Assets:
Cash and cash equivalents	$7,210,956	$9,414,297
Investments in fixed maturities, available-for-sale	19,202,320	12,176,628
Investments in equity securities, available-for-sale	2,265,136	1,862,518
Short-term investments	2,213,496	4,904,089
Investments in affiliated companies	90,570,724	81,395,754
Other investments	737,378	734,848
Premium and fees receivable	135,669	138,830
Other receivables	1,456,037	1,306,629
Income taxes recoverable	3,230,977	1,584,604
Accrued interest and dividends	103,571	103,470
Property, net	2,504,969	2,623,380
Total Assets	$129,631,233	$116,245,047

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$1,558,095	$1,566,213
Deferred income taxes, net	10,984	39,944
Total liabilities	1,569,079	1,606,157

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock - no par value (10,000,000 authorized shares; 2,037,135 and 2,043,359 shares issued and outstanding 2013 and 2012, respectively, excluding 291,676 shares for 2013 and 2012 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	116,714,749	105,820,459
Accumulated other comprehensive income	11,347,404	8,818,430
Total stockholders’ equity	128,062,154	114,638,890
Total Liabilities and Stockholders’ Equity	$129,631,233	$116,245,047

See notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
Revenues:
Investment income – interest and dividends	$348,933	$520,511	$459,682
Net realized (loss) gain on investments	(50,778)	616,001	(81,389)
Rental income	748,764	736,159	739,524
Miscellaneous income (loss)	68,966	(62,253)	16,365
Total	1,115,885	1,810,418	1,134,182

Operating Expenses:
Salaries, employee benefits and payroll taxes	576,429	459,248	348,463
Office occupancy and operations	408,373	390,227	304,371
Business development	45,022	25,909	37,017
Taxes – other than payroll and income	188,314	240,607	120,445
Professional and contract labor fees	351,093	245,398	139,711
Other expenses	177,810	161,937	113,018
Total	1,747,041	1,523,326	1,063,025

Equity in Net Income of Affiliated Companies	15,164,894	10,992,815	6,851,779

Income before Income Taxes	14,533,738	11,279,907	6,922,936

(Benefit) Provision for Income Taxes	(263,000)	89,000	(11,000)

Net Income	14,796,738	11,190,907	6,933,936

Less: Net Income Attributable to Redeemable Noncontrolling Interest	(88,528)	(88,411)	—

Net Income Attributable to the Company	$14,708,210	$11,102,496	$6,933,936

Basic Earnings per Common Share	$7.15	$5.33	$3.22

Weighted Average Shares Outstanding – Basic	2,056,169	2,081,703	2,151,350

Diluted Earnings per Common Share	$7.08	$5.24	$3.20

Weighted Average Shares Outstanding – Diluted	2,076,628	2,116,793	2,169,636

See notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
Operating Activities
Net income	$14,796,738	$11,190,907	$6,933,936
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(15,164,894)	(10,992,815)	(6,851,779)
Depreciation	136,031	133,334	128,215
Amortization, net	69,969	51,111	(15,859)
Issuance of common stock in payment of bonuses and fees	76,110	54,041	44,205
Net realized loss (gain) on investments	50,778	(616,001)	81,389
Net (earnings) loss from other investments	(32,499)	91,256	1,723
(Benefit) provision for deferred income taxes	(93,000)	48,000	(94,000)
Excess tax benefit	9,042	—	—
(Increase) decrease in receivables	(146,247)	368,574	(838,208)
Increase in income taxes recoverable	(1,646,373)	(398,445)	(137,379)
(Increase) decrease in other assets	(101)	20,224	21,836
(Decrease) increase in accounts payable and accrued liabilities	(8,118)	(124,799)	445,758
Net cash used in operating activities	(1,952,564)	(174,613)	(280,163)

Investing Activities
Capital contribution to subsidiaries	—	(250,000)	—
Dividends received from subsidiaries	9,252,919	5,609,489	223,331
Purchases of available-for-sale securities	(10,360,919)	(4,960,208)	(4,625,140)
Purchases of short-term securities	(58,283)	(3,565)	(203,530)
Purchases of and net earnings from other investments	(49,485)	(94,881)	(666,935)
Proceeds from sales and maturities of available-for-sale securities	3,027,896	5,033,298	1,601,297
Proceeds from sales and maturities of short-term securities	2,748,876	3,641,978	13,403,243
Proceeds from sales and distributions of other investments	45,384	505,832	8,064
Proceeds from sales of other assets	4,832	176,815	—
Purchases of property	(24,820)	(98,722)	(96,161)
Proceeds from disposals of property	7,200	—	—
Net cash provided by investing activities	4,593,600	9,560,036	9,644,169

Financing Activities
Repurchases of common stock	(4,262,260)	(3,975,532)	(5,940,463)
Exercise of options	75,797	160,557	155,163
Dividends paid	(657,914)	(603,334)	(599,241)
Net cash used in financing activities	(4,844,377)	(4,418,309)	(6,384,541)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,203,341)	4,967,114	2,979,465
Cash and Cash Equivalents, Beginning of Period	9,414,297	4,447,183	1,467,718
Cash and Cash Equivalents, End of Period	$7,210,956	$9,414,297	$4,447,183

Supplemental Disclosures:
Income tax payments, net	$5,583,000	$4,392,000	$2,911,000

See notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.	The accompanying Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto of Investors Title Company and Subsidiaries.

2.	Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2013	2012	2011
Investors Title Insurance Company, net*	$9,102,919	$5,169,489	$(81,669)
Investors Title Exchange Corporation	50,000	10,000	175,000
Investors Title Accommodation Corporation	—	30,000	—
Investors Title Management Services, Inc.	—	—	—
Investors Title Capital Management Corporation	—	50,000	30,000
Investors Trust Company	100,000	350,000	100,000
Investors Title Commercial Agency	—	—	—
Total	$9,252,919	$5,609,489	$223,331

* Total dividends of $9,196,255, $5,254,075 and $0 paid to the Parent Company in 2013, 2012 and 2011, respectively, netted with dividends of $93,336, $84,586 and $81,669 received from the Parent Company in 2013, 2012 and 2011, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims. Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Year Ended December 31, 2013
Title Insurance	$—	$35,360,000	$—	$389,807	$113,886,266	$3,505,770	$(571,596)	$—	$99,093,516	N/A
All Other	—	—	—	—	—	388,838	—	—	6,186,840	N/A
	$—	$35,360,000	$—	$389,807	$113,886,266	$3,894,608	$(571,596)	$—	$105,280,356	N/A

Year Ended December 31, 2012
Title Insurance	$—	$39,078,000	$—	$461,566	$102,331,102	$3,408,412	$6,072,115	$—	$87,545,115	N/A
All Other	—	—	—	—	—	571,999	—	—	5,381,955	N/A
	$—	$39,078,000	$—	$461,566	$102,331,102	$3,980,411	$6,072,115	$—	$92,927,070	N/A

Year Ended December 31, 2011
Title Insurance	$—	$37,996,000	$—	$389,411	$81,529,333	$3,092,479	$3,342,427	$—	$73,196,760	N/A
All Other	—	—	—	—	—	502,557	—	—	4,647,033	N/A
	$—	$37,996,000	$—	$389,411	$81,529,333	$3,595,036	$3,342,427	$—	$77,843,793	N/A

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentages of Amount Assumed to Net
Year Ended December 31, 2013
Title Insurance	$114,091,457	$211,482	$6,291	$113,886,266	0.01%

Year Ended December 31, 2012
Title Insurance	$102,548,126	$232,683	$15,659	$102,331,102	0.02%

Year Ended December 31, 2011
Title Insurance	$81,689,296	$177,110	$17,147	$81,529,333	0.02%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charge to Other Accounts - Describe	Deductions - Describe		Balance at End of Period
2013
Premiums Receivable:
Valuation Provision	$1,902,581	$7,536,381	$—	$(6,818,059)	(a)	$2,620,903
Reserves for claims	$39,078,000	$(571,596)	$—	$(3,146,404)	(b)	$35,360,000

2012
Premiums Receivable:
Valuation Provision	$1,218,000	$6,008,281	$—	$(5,323,700)	(a)	$1,902,581
Reserves for claims	$37,996,000	$6,072,115	$—	$(4,990,115)	(b)	$39,078,000

2011
Premiums Receivable:
Valuation Provision	$1,421,000	$4,748,127	$—	$(4,951,127)	(a)	$1,218,000
Reserves for claims	$38,198,700	$3,342,427	$—	$(3,545,127)	(b)	$37,996,000

(a)	Canceled premiums

(b)	Payments of claims, net of recoveries

INDEX TO EXHIBITS

Exhibit Number	Description	Location

3.1(a)	Articles of Incorporation dated January 22, 1973	Incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973	Incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(c)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987	Incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(d)	Articles of Amendment to Articles of Incorporation, dated May 15, 2002	Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended June 30, 2002, File No. 11774

3.1(e)	Articles of Amendment to Articles of Incorporation, dated November 2, 2002	Incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended March 31, 2003, File No. 11774

3.1(f)	Articles of Amendment to Articles of Incorporation, dated October 31, 2012	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 31, 2012, File No. 11774

3.2	Amended and Restated By-laws, dated August 9, 2010	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 12, 2010, File No. 11774

4.1	Amended and Restated Rights Agreement dated October 31, 2012, between the Company and Broadridge Issuer Solutions, Inc., as Rights Agent, dated October 31, 2012	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 2, 2012, File No. 11774

10.1(a)*	2001 Stock Option and Restricted Stock Plan, as amended and restated effective May 17, 2006	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 23, 2006, File No. 11774

10.1(b)*	Form of Nonqualified Stock Option Agreement to Non-employee Directors under the 2001 Stock Option and Restricted Stock Plan	Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2006, File No. 11774

10.1(c)*	Form of Stock Appreciation Rights Award Agreement under 2001 Stock Option and Restricted Stock Plan	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 23, 2006, File No. 11774

10.1(d)*	Form of Stock Appreciation Rights Agreement under 2001 Stock Option and Restricted Stock Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2009, File No. 11774

10.2*	Amended and Restated Employment Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.3*	Amended and Restated Employment Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.4*	Amended and Restated Employment Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.5*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.6*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.7*	Death Benefit Plan Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.8*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.9*	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.10(a)*	2009 Stock Appreciation Right Plan effective March 2, 2009.	Incorporated by reference to Appendix A to the Proxy Statement dated May 26, 2009, File No. 11774

10.10(b)*	Form of Stock Appreciation Rights Agreement under 2009 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2011, File No. 11774

21	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2012, File No. 11774

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement