Form 10-Q
period 2014-03-31
INVESTORS TITLE CO
filed 2014-05-09
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes         No     X

As of April 15, 2014, there were 2,036,831 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2014 and December 31, 2013
(Unaudited)

	March 31, 2014	December 31, 2013
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014: $86,681,267; 2013: $87,980,160)	$90,859,563	$91,445,413
Equity securities, available-for-sale, at fair value (cost: 2014: $23,045,751; 2013: $22,200,369)	36,286,771	36,144,065
Short-term investments	8,941,000	7,926,373
Other investments	7,485,688	7,247,831
Total investments	143,573,022	142,763,682

Cash and cash equivalents	20,592,694	23,626,761
Premium and fees receivable (less allowance for doubtful accounts: 2014: $3,000,909; 2013: $2,620,903)	7,480,771	8,750,224
Accrued interest and dividends	1,124,075	1,006,698
Prepaid expenses and other assets	7,163,324	7,466,141
Property, net	4,717,202	4,325,538
Current income taxes recoverable	676,045	366,772
Total Assets	$185,327,133	$188,305,816

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$36,465,000	$35,360,000
Accounts payable and accrued liabilities	15,490,419	20,324,190
Deferred income taxes, net	4,017,438	4,013,983
Total liabilities	55,972,857	59,698,173

Commitments and Contingencies	—	—

Redeemable Noncontrolling Interest	480,546	545,489

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock - no par value (10,000,000 authorized shares; 2,036,831 and 2,037,135 shares issued and outstanding 2014 and 2013, respectively, excluding 291,676 shares for 2014 and 2013 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	117,522,858	116,714,749
Accumulated other comprehensive income	11,350,871	11,347,404
Total stockholders’ equity	128,873,730	128,062,154
Total Liabilities and Stockholders’ Equity	$185,327,133	$188,305,816

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Net premiums written	$24,909,252	$23,925,997
Investment income - interest and dividends	1,026,416	920,485
Net realized gain on investments	492,137	16,344
Other	2,026,269	1,985,447
Total Revenues	28,454,074	26,848,273

Operating Expenses:
Commissions to agents	15,456,278	13,489,431
Provision (benefit) for claims	2,375,383	(389,058)
Salaries, employee benefits and payroll taxes	6,185,761	6,150,750
Office occupancy and operations	1,180,327	1,074,233
Business development	517,894	428,733
Filing fees, franchise and local taxes	189,600	180,570
Premium and retaliatory taxes	294,474	440,523
Professional and contract labor fees	688,058	575,337
Other	209,784	146,336
Total Operating Expenses	27,097,559	22,096,855

Income before Income Taxes	1,356,515	4,751,418

Provision for Income Taxes	371,000	1,365,000

Net Income	985,515	3,386,418

Loss (Income) Attributable to Redeemable Noncontrolling Interest	923	(9,688)

Net Income Attributable to the Company	$986,438	$3,376,730

Basic Earnings per Common Share	$0.48	$1.65

Weighted Average Shares Outstanding – Basic	2,037,164	2,044,801

Diluted Earnings per Common Share	$0.48	$1.62

Weighted Average Shares Outstanding – Diluted	2,043,759	2,083,999

Cash Dividends Paid per Common Share	$0.08	$0.08

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$985,515	$3,386,418
Other comprehensive income (loss), before tax:
Amortization (accretion) related to prior year service cost	554	(380)
Amortization of unrecognized loss	—	1,573
Unrealized gains on investments arising during the period	502,505	2,398,989
Reclassification adjustment for sales of securities included in net income	(502,199)	(34,829)
Reclassification adjustment for write-downs of securities included in net income	10,062	18,485
Other comprehensive income, before tax	10,922	2,383,838
Income tax expense related to postretirement health benefits	188	405
Income tax expense related to unrealized gains on investments arising during the year	176,573	828,745
Income tax benefit related to reclassification adjustment for sales of securities included in net income	(173,092)	(11,989)
Income tax expense related to reclassification adjustment for write-downs of securities included in net income	3,786	7,127
Net income tax expense on other comprehensive income	7,455	824,288
Other comprehensive income	3,467	1,559,550
Comprehensive Income	$988,982	$4,945,968
Comprehensive (loss) income attributable to redeemable noncontrolling interest	923	(9,688)
Comprehensive Income Attributable to the Company	$989,905	$4,936,280

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2013	2,043,359	$1	$105,820,459	$8,818,430	$114,638,890
Net income attributable to the Company			3,376,730		3,376,730
Dividends ($0.08 per share)			(163,677)		(163,677)
Shares of common stock repurchased and retired	(1,791)		(114,958)		(114,958)
Stock options and stock appreciation rights exercised	4,400		166,585		166,585
Share-based compensation expense			17,737		17,737
Amortization related to postretirement health benefits				788	788
Net unrealized gain on investments				1,558,762	1,558,762
Other			22,438		22,438
Balance, March 31, 2013	2,045,968	$1	$109,125,314	$10,377,980	$119,503,295

Balance, January 1, 2014	2,037,135	$1	$116,714,749	$11,347,404	$128,062,154
Net income attributable to the Company			986,438		986,438
Dividends ($0.08 per share)			(162,946)		(162,946)
Shares of common stock repurchased and retired	(500)		(39,825)		(39,825)
Stock options and stock appreciation rights exercised	196		(19)		(19)
Share-based compensation expense			21,572		21,572
Amortization related to postretirement health benefits				366	366
Net unrealized gain on investments				3,101	3,101
Income tax benefit from share-based compensation			2,889		2,889
Balance, March 31, 2014	2,036,831	$1	$117,522,858	$11,350,871	$128,873,730

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$985,515	$3,386,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202,843	139,324
Amortization, net	272,617	161,803
Amortization related to postretirement benefits obligation	554	1,193
Share-based compensation expense related to stock options	21,572	17,737
Increase in allowance for doubtful accounts on premiums receivable	380,006	95,716
Net realized gain on investments	(492,137)	(16,344)
Net earnings from other investments	(196,406)	(379,696)
Provision (benefit) for claims	2,375,383	(389,058)
(Benefit) provision for deferred income taxes	(4,000)	799,000
Changes in assets and liabilities:
Decrease in receivables	889,447	1,537,769
Decrease in other assets	46,072	214,586
Increase in current income taxes recoverable	(309,273)	—
Decrease in accounts payable and accrued liabilities	(4,833,772)	(2,547,550)
Decrease in current income taxes payable	—	(962,058)
Payments of claims, net of recoveries	(1,270,383)	(380,942)
Net cash (used in) provided by operating activities	(1,931,962)	1,677,898

Investing Activities
Purchases of available-for-sale securities	(2,242,850)	(9,601)
Purchases of short-term securities	(3,117,062)	(6,286,175)
Purchases of other investments	(556,563)	(321,231)
Proceeds from sales and maturities of available-for-sale securities	3,328,386	4,470,026
Proceeds from sales and maturities of short-term securities	2,102,435	14,326
Proceeds from sales and distributions of other investments	241,977	504,500
Proceeds from sales of other assets	—	4,832
Purchases of property	(594,507)	(273,381)
Net cash used in investing activities	(838,184)	(1,896,704)

Financing Activities
Repurchases of common stock	(39,825)	(114,958)
Exercises of stock options and SARs	(19)	166,585
Distributions to noncontrolling interest	(64,020)	—
Excess tax benefits related to exercise of stock options and SARs	2,889	22,439
Dividends paid	(162,946)	(163,677)
Net cash used in financing activities	(263,921)	(89,611)

Net Decrease in Cash and Cash Equivalents	(3,034,067)	(308,417)
Cash and Cash Equivalents, Beginning of Period	23,626,761	20,810,018
Cash and Cash Equivalents, End of Period	$20,592,694	$20,501,601

Consolidated Statements of Cash Flows, continued
	Three Months Ended March 31,
	2014	2013
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$681,700	$1,507,100
Non Cash Investing and Financing Activities
Non cash net unrealized gain on investments, net of deferred tax provision of $(7,267) and $(823,883) for 2014 and 2013, respectively	$(3,101)	$(1,558,762)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the "Notes to Consolidated Financial Statements" appearing in the Annual Report on Form 10-K for the year ended December 31, 2013 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Reclassification – Certain 2013 amounts in the accompanying unaudited Consolidated Financial Statements have been reclassified to conform to the 2014 classifications. These reclassifications had no effect on stockholders’ equity or net income as previously reported.

Immaterial Classification Correction – During the three months ended March 31, 2013, the Company realized $22,439 in excess tax benefits associated with the exercise of stock options and stock appreciation rights (“SARs”). Such amounts were mistakenly classified as part of operating activities rather than financing activities. Accordingly, the Consolidated Statements of Cash Flows have been corrected. The correction resulted in a decrease to previously reported operating cash flows and an increase to financing cash flows in the amount of $22,439 for the three months ended March 31, 2013. There was no impact to the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity or to the Company’s cash position.

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

Subsequent Events – The Company has concluded that there were no material subsequent events requiring adjustment to or disclosure in its Consolidated Financial Statements.

Recently Issued Accounting Standards – No pending or recent accounting standards were issued during 2014 that would have a material impact on the Company's financial condition or results of operation.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the three months ended March 31, 2014 and the year ended December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
Balance, beginning of period	$35,360,000	$39,078,000
Provision (benefit), charged to operations	2,375,383	(571,596)
Payments of claims, net of recoveries	(1,270,383)	(3,146,404)
Ending balance	$36,465,000	$35,360,000

The total reserve for all reported and unreported losses the Company incurred through March 31, 2014 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported ("IBNR"). Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under policies issued through March 31, 2014.  Management continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	March 31, 2014%		December 31, 2013%
Known title claims	$5,259,119	14.4	$4,670,809	13.2
IBNR	31,205,881	85.6	30,689,191	86.8
Total loss reserves	$36,465,000	100.0	$35,360,000	100.0

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

Note 3 - Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future service that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in retained earnings, if any, are assumed to be used to repurchase shares in the current period.  The number of incremental dilutive potential common shares, calculated using the treasury stock method, was 6,595 and 39,198 for the three months ended March 31, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three months ended March 31,
	2014	2013
Net income attributable to the Company	$986,438	$3,376,730
Weighted average common shares outstanding – Basic	2,037,164	2,044,801
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	6,595	39,198
Weighted average common shares outstanding – Diluted	2,043,759	2,083,999
Basic earnings per common share	$0.48	$1.65
Diluted earnings per common share	$0.48	$1.62

There were no potential shares excluded from the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013 as all share-based awards were "in-the-money."

The Company has adopted employee stock award plans under which restricted stock, and options or SARs to acquire shares (not to exceed 500,000 shares) of the Company's stock, may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant.  SARs and options (which have predominantly been incentive stock options) awarded under the plans thus far generally expire in five to ten years and are exercisable and vest: immediately; within one year; or at 10% to 20% per year beginning on the date of grant.  All SARs issued to date have been share-settled only.

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	98,150	$30.74	3.17	$2,871,710
SARs granted	3,000	71.59
SARs exercised	(79,500)	28.77
Options exercised	(2,650)	28.63
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of December 31, 2013	19,000	$45.74	3.43	$669,610
SARs granted	—	—
SARs exercised	(500)	49.04
Options exercised	—	—
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of March 31, 2014	18,500	$45.65	3.27	$559,660

Exercisable as of March 31, 2014	18,500	$45.65	3.27	$559,660

There was approximately $22,000 and $18,000 of compensation expense relating to SARs or options vesting on or before March 31, 2014 and 2013, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$25,807,450	$1,453,301	$(325,230)	$26,935,521
Investment income	928,512	121,238	(23,334)	1,026,416
Net realized gain on investments	437,608	54,529	—	492,137
Total revenues	$27,173,570	$1,629,068	$(348,564)	$28,454,074
Operating expenses	25,724,928	1,680,440	(307,809)	27,097,559
Income (loss) before income taxes	$1,448,642	$(51,372)	$(40,755)	$1,356,515
Total assets	$143,241,843	$42,085,290	$—	$185,327,133

Three Months Ended March 31, 2013	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$25,028,558	$1,226,251	$(343,365)	$25,911,444
Investment income	848,655	95,164	(23,334)	920,485
Net realized gain (loss) on investments	31,601	(15,257)	—	16,344
Total revenues	$25,908,814	$1,306,158	$(366,699)	$26,848,273
Operating expenses	20,865,372	1,557,427	(325,944)	22,096,855
Income (loss) before income taxes	$5,043,442	$(251,269)	$(40,755)	$4,751,418
Total assets	$136,734,324	$37,401,725	$—	$174,136,049

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company, is party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement estimated to total $6,852,000 and $6,580,000 as of March 31, 2014 and December 31, 2013, respectively.  The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded.  These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets.  The following sets forth the net periodic benefits cost for the executive benefits for the periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Service cost – benefits earned during the period	$3,667	$3,946
Interest cost on the projected benefit obligation	7,618	7,103
Amortization (accretion) of unrecognized prior service cost	554	(380)
Amortization of unrecognized losses	—	1,573
Net periodic benefits costs	$11,839	$12,242

Note 6 - Fair Value Measurement

Valuation of Financial Assets and Liabilities

The Financial Accounting Standards Board ("FASB") has established a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value of financial assets and liabilities, such as securities.  This hierarchy categorizes the inputs into three broad levels as follows.  Level 1 inputs to the valuation methodology are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of March 31, 2014 and December 31, 2013, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices were unavailable due to the failure of auctions.  The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of these securities was $1,000,000 as of March 31, 2014 and December 31, 2013,  with approximately 97.0% as of March 31, 2014 and December 31, 2013, guaranteed by the U.S. Department of Education.

Some of the inputs to ARS valuation are unobservable in the market and are significant – therefore, the Company utilizes another third party pricing service to assist in the determination of the fair market value of these securities.  This service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of March 31, 2014 and December 31, 2013:

	2014	2013
Cumulative probability of earning maximum rate until maturity	—%	—%
Cumulative probability of principal returned prior to maturity	95.5%	95.6%
Cumulative probability of default at some future point	4.5%	4.4%

Significant increases or decreases in any of the inputs in isolation could result in significant changes to the fair value measurement.  Generally, increases in default probabilities and liquidity risk premiums lower the fair market value while increases in principal being returned and earning maximum rates increase fair market values.

Based upon these inputs and assumptions, the pricing service provides a range of values to the Company for its ARS.  The Company records the fair value based on the midpoint of the range and believes that this valuation is the most reasonable estimate of fair value.  In 2014 and 2013, the difference in the low and high values of the ranges was between approximately zero and four percent of the carrying value of the Company’s ARS.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of March 31, 2014 and December 31, 2013.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.  Level 3 assets are comprised solely of ARS.

As of March 31, 2014	Level 1	Level 2	Level 3	Total
Short-term Investments	$8,941,000	$—	$—	$8,941,000
Equity Securities
Common stock and nonredeemable preferred stock	36,286,771	—	—	36,286,771
Fixed Maturities
Obligations of states and political subdivisions*	—	70,915,065	—	70,915,065
Corporate debt securities*	—	19,011,098	933,400	19,944,498
Total	$45,227,771	$89,926,163	$933,400	$136,087,334

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Short-term Investments	$7,926,373	$—	$—	$7,926,373
Equity Securities
Common stock and nonredeemable preferred stock	36,144,065	—	—	36,144,065
Fixed Maturities
Obligations of states and political subdivisions*	—	72,091,721	—	72,091,721
Corporate debt securities*	—	18,417,992	935,700	19,353,692
Total	$44,070,438	$90,509,713	$935,700	$135,515,851

*Denotes fair market value obtained from pricing services.

There were no transfers into or out of Levels 1, 2 or 3 during the period.

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

Cost-basis investments

The estimated fair value of cost-basis investments is calculated from the book value of the underlying entities, which is not materially different from the fair market value of the underlying entity. These items are included in prepaid expenses and other assets in the Consolidated Balance Sheets.

Accrued dividends and interest

The carrying amount for accrued dividends and interest is a reasonable estimate of fair value due to the short-term maturity of these assets.

Contingent consideration

The fair value of contingent consideration was estimated based on the discounted value of future cash flows.  Contingent consideration consists of additional monies the Company may become obligated to pay based on the future performance of a business the Company acquired, as discussed in Note 10. This item is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

The carrying amounts and fair values of these financial instruments (please note investments are disclosed in a previous table) as of March 31, 2014 and December 31, 2013 are presented in the following table:

As of March 31, 2014	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash	$20,592,694	$20,592,694	$20,592,694	$—	$—
Cost-basis investments	2,268,417	2,478,305	—	—	2,478,305
Accrued dividends and interest	1,124,075	1,124,075	1,124,075	—	—
Total Financial Assets	$23,985,186	$24,195,074	$21,716,769	$—	$2,478,305
Financial Liabilities
Contingent consideration	$341,250	$341,250	$—	$—	$341,250
Total Financial Liabilities	$341,250	$341,250	$—	$—	$341,250

As of December 31, 2013	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash	$23,626,761	$23,626,761	$23,626,761	$—	$—
Cost-basis investments	1,927,429	2,069,302	—	—	2,069,302
Accrued dividends and interest	1,006,698	1,006,698	1,006,698	—	—
Total Financial Assets	$26,560,888	$26,702,761	$24,633,459	$—	$2,069,302
Financial Liabilities
Contingent consideration	$341,250	$341,250	$—	$—	$341,250
Total Financial Liabilities	$341,250	$341,250	$—	$—	$341,250

The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the period ended March 31, 2014 and the year ended December 31, 2013:

Changes in fair value during the period ended:	2014	2013
Beginning balance at January 1	$935,700	$932,200
Redemptions and sales	—	—
Realized gain – included in net realized gain on investments	—	—
Unrealized (loss) gain - included in other comprehensive income	(2,300)	3,500
Ending balance, net	$933,400	$935,700

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), consisting solely of contingent acquisition consideration, for the period ended March 31, 2014 and the year ended December 31, 2013:

Changes in fair value during the period ended:	2014	2013
Beginning balance at January 1	$341,250	$691,250
Addition of contingent consideration	—	—
Payment for contingent consideration	—	(350,000)
Ending balance, net	$341,250	$341,250

Certain cost method investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of March 31, 2014 and December 31, 2013. The following table summarizes the corresponding estimated fair value hierarchy of such investments at March 31, 2014 and December 31, 2013 and the related impairments recognized:

As of March 31, 2014	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investments	Fair Value	Yes	$—	$—	$22,682	$22,682	$(10,062)
Total cost method investments			$—	$—	$22,682	$22,682	$(10,062)

As of December 31, 2013	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investments	Fair Value	Yes	$—	$—	$32,744	$32,744	$(34,070)
Total cost method investments			$—	$—	$32,744	$32,744	$(34,070)

Note 7 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

As of March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value –
General obligations of U.S. states, territories and political subdivisions	$36,510,389	$1,898,573	$99,485	$38,309,477
Special revenue obligations of U.S. states, territories and political subdivisions	31,030,924	1,670,211	95,547	32,605,588
Corporate debt securities	18,219,676	835,997	44,575	19,011,098
Auction rate securities	920,278	13,122	—	933,400
Total	$86,681,267	$4,417,903	$239,607	$90,859,563
Equity securities, available-for-sale, at fair value –
Common stocks and nonredeemable preferred stocks	$23,045,751	$13,336,223	$95,203	$36,286,771
Total	$23,045,751	$13,336,223	$95,203	$36,286,771
Short-term investments –
Certificates of deposit and other	$8,941,000	$—	$—	8,941,000
Total	$8,941,000	$—	$—	$8,941,000

As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value –
General obligations of U.S. states, territories and political subdivisions	$38,449,309	$1,922,862	$184,351	$40,187,820
Special revenue obligations of U.S. states, territories and political subdivisions	30,874,571	1,234,130	204,800	31,903,901
Corporate debt securities	17,736,608	789,840	108,456	18,417,992
Auction rate securities	919,672	16,028	—	935,700
Total	$87,980,160	$3,962,860	$497,607	$91,445,413
Equity securities, available-for-sale, at fair value –
Common stocks and nonredeemable preferred stocks	$22,200,369	$14,052,780	$109,084	$36,144,065
Total	$22,200,369	$14,052,780	$109,084	$36,144,065
Short-term investments –
Certificates of deposit and other	$7,926,373	$—	$—	$7,926,373
Total	$7,926,373	$—	$—	$7,926,373

The special revenue category for both periods presented includes 30 individual bonds with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at March 31, 2014 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$10,870,691	$11,036,982
Due after one year through five years	51,926,203	54,685,354
Due five years through ten years	21,888,264	22,713,740
Due after ten years	1,996,109	2,423,487
Total	$86,681,267	$90,859,563

Realized gains and losses on investments for the three months ended March 31 are summarized as follows:

	2014	2013
Gross realized gains:
General obligations of U.S. states, territories and political subdivisions	$—	$—
Corporate debt securities	—	—
Common stocks and nonredeemable preferred stocks	765,272	67,876
Auction rate securities	—	—
Total	$765,272	$67,876
Gross realized losses:
Common stocks and nonredeemable preferred stocks	$—	$(37,879)
Other than temporary impairment of securities	—	—
Total	$—	$(37,879)
Net realized gain from securities	$765,272	$29,997
Net realized gains (losses) on other investments:
Impairments of other investments	$(10,062)	$(18,485)
Gains on other investments	—	4,832
Losses on other investments	(263,073)	—
Total	$(273,135)	$(13,653)
Net Realized Gain	$492,137	$16,344

Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the fair value of the securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2014 and December 31, 2013:

	Less than 12 Months		12 Months or Longer		Total
As of March 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$4,267,283	$(99,485)	$—	$—	$4,267,283	$(99,485)
Special revenue obligations of U.S. states territories and political subdivisions	2,747,105	(95,547)	—	—	2,747,105	(95,547)
Corporate debt securities	4,008,820	(44,575)	—	—	4,008,820	(44,575)
Total fixed income securities	$11,023,208	$(239,607)	$—	$—	$11,023,208	$(239,607)
Equity securities	$694,559	$(50,595)	$236,408	$(44,608)	$930,967	$(95,203)
Total temporarily impaired securities	$11,717,767	$(290,202)	$236,408	$(44,608)	$11,954,175	$(334,810)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$4,198,012	$(184,351)	$—	$—	$4,198,012	$(184,351)
Special revenue obligations of U.S. states territories and political subdivisions	11,010,093	(204,800)	—	—	11,010,093	(204,800)
Corporate debt securities	5,942,570	(108,456)	—	—	5,942,570	(108,456)
Total fixed income securities	$21,150,675	$(497,607)	$—	$—	$21,150,675	$(497,607)
Equity securities	$2,035,971	$(72,998)	$244,929	$(36,086)	$2,280,900	$(109,084)
Total temporarily impaired securities	$23,186,646	$(570,605)	$244,929	$(36,086)	$23,431,575	$(606,691)

As of March 31, 2014, the Company held $11,023,208 in fixed maturity securities with unrealized losses of $239,607.  As of December 31, 2013, the Company held $21,150,675 in fixed maturity securities with unrealized losses of $497,607.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of March 31, 2014, the Company held $930,967 in equity securities with unrealized losses of $95,203.  As of December 31, 2013, the Company held $2,280,900 in equity securities with unrealized losses of $109,084.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 19 and 26 securities had unrealized losses at March 31, 2014 and December 31, 2013, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During the three months ended March 31, 2014 and 2013, the Company recorded no other-than-temporary impairment charges for securities.  For the 2013 fiscal year, the Company recorded no other-than-temporary impairment charges. Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

Note 8 – Commitments and Contingencies

Legal Proceedings – A class action lawsuit is pending in the United States District Court for the Eastern District of Michigan, Southern Division, against several title insurance underwriters, including Investors Title Insurance Company, and several title insurance agents, entitled Bushman et al. v. R. Kevin Clinton, Treasurer of the State of Michigan, et al. (2:14-cv-10011-GCS-MAR).  Michigan law requires the seller of property to pay a transfer tax based on the total value of the property at the time of transfer.  Exemptions from the payment of this tax exist if (1) the property is the seller’s principal residence, and (2) the state equalized value (“SEV”) of the property at the time of purchase is greater than the SEV at the time of sale.  Plaintiffs contend that, notwithstanding this exemption, they were assessed, charged and paid the full transfer tax when they sold their property.  The plaintiffs seek an award of actual damages, statutory damages, attorneys’ fees and other relief as determined at trial.  Management believes that this case is without merit, and intends to vigorously defend against the allegations. At this stage in the litigation, management does not have the ability to make a reasonable range of estimates in regards to potential loss amounts, if any.

The Company and its subsidiaries are involved in other legal proceedings that are incidental to their business. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings, will not, in the aggregate, be material to the Company’s consolidated financial condition or operations.

Regulation – The Company’s title insurance and trust subsidiaries are regulated by various federal, state and local governmental agencies and are subject to various audits and inquiries. It is the opinion of management based on its present expectations that these audits and inquiries will not have a material impact on the Company’s consolidated financial condition or operations.

Escrow and Trust Deposits – As a service to its customers, the Company, through Investors Title Insurance Company (“ITIC”), administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  However, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $89,979,000 and $76,037,000 as of March 31, 2014 and December 31, 2013, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Note 9 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investment in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of March 31, 2014	As of December 31, 2013
Consolidated Balance Sheets
Other investments	$5,217,000	$5,320,000
Premiums and fees receivable	$568,000	$657,000

Financial Statement Classification,	For the Three Months Ended March 31,
Consolidated Statements of Income	2014	2013
Net premiums written	$2,291,000	$3,417,000
Other income	$349,000	$525,000

During the second quarter of 2013, the Company repurchased 17,524 shares of Company common stock from officers of the Company at a price of $71.50 per share to cover withholding taxes payable by the officers upon the exercise of SARs. During the fourth quarter of 2013, the Company repurchased 28,130 shares of the Company common stock from officers of the Company at a price of $80.91 per share.

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

The acquisition date fair value of the total consideration to be transferred was $1,041,250.  This fair value total was equal to $350,000 ITIC had already paid toward the purchase price, as well as $691,250 in estimated contingent payments.  As of March 31, 2014, management’s calculation of the fair value of consideration to be transferred is materially unchanged from the acquisition date amount. During the second quarter of 2013, ITIC paid an additional $350,000 toward the purchase price. The resulting contingent payments of $341,250 are categorized in the Consolidated Balance Sheets as accounts payable and accrued liabilities as of March 31, 2014 and December 31, 2013, respectively.

The contingent payment arrangement requires that the purchase price for the 70% majority interest be paid over the next two years and is determined by multiplying United’s actual GAAP net income for the first full 24 calendar months subsequent to closing by an agreed upon factor.  In no event will the purchase price for the majority interest exceed $1,041,250.  The fair value of the contingent payment was derived using the Company’s best estimate (Level 3 inputs) of net income of approximately $859,000 during the 24-month period, discounted at a 15% rate, and limited to the contractual maximum. The amounts previously paid will be used to offset contingent payment amounts calculated for final consideration, and is eligible for refunding in part or in its entirety if greater than the final settlement amount.

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

The following table provides a reconciliation of total redeemable equity for the periods ended March 31, 2014 and December 31, 2013:

Changes in fair value during the period ended:	March 31, 2014	December 31, 2013
Beginning balance at January 1	$545,489	$493,861
Redeemable noncontrolling interest resulting from subsidiary purchase	—	—
Net (loss) income attributable to redeemable noncontrolling interest	(923)	88,528
Distributions to noncontrolling interest	(64,020)	(36,900)
Balance, net	$480,546	$545,489

Fair valuation methods used for the identifiable tangible net assets acquired in the acquisition make use of discounted cash flows using current interest rates.  The fair value of identifiable net tangible assets at the acquisition date was $5,600.  Identifiable assets acquired included cash and fixed assets.  Liabilities assumed consisted of notes payable.

The transaction was accounted for using the acquisition method required by ASC 805, Business Combinations.  Accordingly, the Company recognized the required identifiable intangible assets of United.  There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service.  At acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships.  The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated.  The referral relationships are being amortized over a 12-year period using the straight-line method.  At March 31, 2014 and December 31, 2013, accumulated amortization of intangible assets was $139,368 and $121,947, respectively.  Net intangible assets of $1,342,532 and $1,359,953 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.  In accordance with ASC 350, Intangibles––Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amount may not be recoverable, and therefore determined that the intangible assets assigned to United were not impaired at March 31, 2014.

Note 11 – Accumulated Other Comprehensive Income

The following tables illustrates changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,395,757	$(48,353)	$11,347,404
Other comprehensive income before reclassifications	325,932	—	325,932
Amounts reclassified from accumulated other comprehensive income	(322,831)	366	(322,465)
Net current-period other comprehensive income	3,101	366	3,467
Ending balance	$11,398,858	$(47,987)	$11,350,871

Three Months Ended March 31, 2013	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$8,920,883	$(102,453)	$8,818,430
Other comprehensive income before reclassifications	1,570,244	—	1,570,244
Amounts reclassified from accumulated other comprehensive income	(11,482)	788	(10,694)
Net current-period other comprehensive income	1,558,762	788	1,559,550
Ending balance	$10,479,645	$(101,665)	$10,377,980

The following tables provides significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$502,199
Other-than-temporary impairments	(10,062)
Total	$492,137	Net realized gain on investment
Tax	(169,306)	Provision for Income Taxes
Net of Tax	$322,831
Amortization related to postretirement benefit plans:
Prior year service cost	$(554)
Unrecognized gain (loss)	—
Total	$(554)	(a)
Tax	188	Provision for Income Taxes
Net of Tax	$(366)
Reclassifications for the period	$322,465

Three Months Ended March 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$34,829
Other-than-temporary impairments	(18,485)
Total	$16,344	Net realized gain on investment
Tax	(4,862)	Provision for Income Taxes
Net of Tax	$11,482
Accretion (amortization) related to postretirement benefit plans:
Prior year service cost	$380
Unrecognized loss	(1,573)
Total	$(1,193)	(a)
Tax	405	Provision for Income Taxes
Net of Tax	$(788)
Reclassifications for the period	$10,694

(a)
These accumulated other comprehensive income components are not reclassified to net income in their entirety in the same reporting period. The amounts are presented within salaries, employee benefits and payroll taxes on the Consolidated Statements of Income as amortized. Amortization and accretion related to postretirement benefit plans is included in the computation of net periodic pension costs, as discussed in Note 5.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 2013 Annual Report on Form l0-K should be read in conjunction with the following discussion since it contains information which is important for evaluating the Company's operating results and financial condition.  Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties.  Actual results may vary.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Total revenues from the title segment accounted for 95.1% of the Company's revenues in the first three months of 2014.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.

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
Revenues for this segment primarily result from purchases of new and existing residential and commercial real estate, refinance activity and certain other types of mortgage lending such as home equity lines of credit.
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
The Company's trust services division, Investors Trust and ICMC, provides investment management and trust services to individuals, companies, banks and trusts. In July 2013, Investors Trust assumed responsibility for the management of all accounts previously managed by ICMC.
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
The Mortgage Bankers Association's (“MBA”) April 8, 2014 Mortgage Finance Forecast projects 2014 mortgage originations to decrease 39.3% from 2013 levels to $1,065 billion, with purchasing activity decreasing 0.9% to $646 billion and refinancing activity decreasing 62.0% to $419 billion. In 2013, refinancing activity accounted for 62.8% of all mortgage originations and is projected to represent 39.3% of mortgage originations in 2014.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 4.36% and 3.50% for the three months ended March 31, 2014 and 2013, respectively. According to the MBA Forecast, refinancing activity is expected to be significantly lower in 2014 as mortgage interest rates continue to climb to a projected 5.0% in the fourth quarter of 2014.
In September 2012, the Federal Reserve announced Quantitative Easing, “QE 3,” in which it would purchase mortgage-backed securities at a rate of $40 billion per month and longer-term Treasury securities at a rate of $45 billion per month. During the first three months of 2014, the Federal Open Market Committee (“FOMC”) of the Federal Reserve reduced the pace of asset purchases two times to bring the total monthly purchases to $30 billion for mortgage-backed securities and $35 billion for longer-term Treasury securities. In March 2014, the FOMC announced that beginning in April, it would further reduce the pace of asset purchases to $25 billion for mortgage-backed securities and $30 billion per month for longer-term Treasury securities. Furthermore, it was stated that if incoming economic information supported the FOMC's expectations regarding labor market conditions and inflation, the Federal Reserve would likely further reduce the pace of asset purchases in the future; however, decisions regarding the Federal Reserve's asset purchases remain contingent on meeting FOMC expectations. There is no stated end date associated with this round of Quantitative Easing. The FOMC is also issuing disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the March 2014 meeting, the FOMC reaffirmed their intent to keep the federal funds rate exceptionally low, between 0% and 0.25% so long as progress is made toward their employment and inflation objectives.
The Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") are both government sponsored entities whose primary functions are to provide liquidity to the nation's mortgage finance system by purchasing mortgages on the secondary market, pooling them and selling them as mortgage-backed securities. In order to securitize, Fannie Mae and Freddie Mac typically require the purchase of title insurance for loans that they acquire. In 2008, the federal government took control of both Fannie Mae and Freddie Mac. Since taking control, there have been various discussions and proposals regarding their reform, including most recently, proposals drafted by members of the U.S. Senate Banking Committee and the U.S. House of Representatives Financial Services Committee. Changes to these entities could impact the entire mortgage loan process and as a result, could affect the demand for title insurance.  The timing and results of reform are currently unknown; however, any changes to these entities could impact the Company and its results of operations.
The MBA April 8, 2014 Economic Forecast projects 2014 real gross domestic product growth of approximately 2.4% and a decline in the unemployment rate to 6.2%. As a result of the economic growth, the 10-Year Treasury rate is expected to increase to an average of 3.0% in 2014. Continued growth in home prices and housing starts are also expected in 2014.

On November 20, 2013, the Consumer Financial Protection Bureau (“CFPB”), which enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance covering the real estate settlement industry, released a final rule to integrate mortgage disclosures under the RESPA and the Truth in Lending Act (“TILA”). The final rule goes into effect in August 2015. Under this rule, the early disclosure forms required by TILA and the good faith estimate, required by RESPA, have been combined into one form, titled the Loan Estimate. The final disclosure required by TILA and the HUD-1 settlement statement required by RESPA have been combined into one form, titled the Closing Disclosure. The Company is currently assessing the impact that this rule will have on both direct and agency operations in terms of processes and procedures, systems and compliance costs.
Effective January 10, 2014, TILA's Regulation Z requires a lender to assess each borrower's ability to meet the obligations of the prospective mortgage. Within this rule, there is also a provision that requires the lender to determine if the mortgage is a “Qualified Mortgage.” The key features of a Qualified Mortgage are that it (1) not have excessive upfront points and fees; (2) not have toxic loan features such as interest only, negative amortization or balloon payment provisions; and (3) limits the borrower's debt-to-income ratio. The lender must include all fees paid to an affiliate of the lender in the points and fees calculation. The Company and its subsidiaries are not involved in mortgage lending; however, this rule could have an adverse impact on mortgage lending activity and consequentially could potentially reduce title insurance premium volume.
The CFPB, Office of the Comptroller of Currency and the Federal Reserve have issued memorandums to banks which have heightened their focus on vetting third party providers and may affect the Company's agents and approved providers.  Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in state legislatures and before various insurance regulatory agencies. The Company regularly monitors such proposals, but the likelihood and timing of passage of any such regulation, and the possible effects of any such regulation on the Company and its subsidiaries cannot be determined at this time.
Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.
Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments.  Actual results could differ from these estimates.  During the three months ended March 31, 2014, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

Results of Operations

The following table presents certain income statement data for the three months ended March 31, 2014 and 2013:

For the Three Months Ended,	March 31, 2014	March 31, 2013
Revenues:
Net premiums written	$24,909,252	$23,925,997
Investment income - interest and dividends	1,026,416	920,485
Net realized gain on investments	492,137	16,344
Other	2,026,269	1,985,447
Total Revenues	28,454,074	26,848,273

Operating Expenses:
Commissions to agents	15,456,278	13,489,431
Provision (benefit) for claims	2,375,383	(389,058)
Salaries, employee benefits and payroll taxes	6,185,761	6,150,750
Office occupancy and operations	1,180,327	1,074,233
Business development	517,894	428,733
Filing fees, franchise and local taxes	189,600	180,570
Premium and retaliatory taxes	294,474	440,523
Professional and contract labor fees	688,058	575,337
Other	209,784	146,336
Total Operating Expenses	27,097,559	22,096,855

Income before Income Taxes	1,356,515	4,751,418

Provision for Income Taxes	371,000	1,365,000

Net Income Attributable to the Company	$986,438	$3,376,730
Insurance and Other Services Revenues

Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income and exchange services income.  Investment income and realized investment gains and losses are not included in insurance and other services revenues and are discussed separately under “Investment Related Revenues” below.

Title Orders – Title orders issued decreased 20.5% in the first three months of 2014 to 45,971 compared with 57,803 title orders in the same period in 2013.  The decrease in title orders from 2013 is primarily attributable to a significant decline in refinance transactions, partially offset by an increase in purchase transactions. Title orders did not move proportionally with premiums due to a higher proportion of purchase transactions. Purchase transactions typically have higher premium rates than refinance transactions.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies.  Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2014	%	2013	%
Home and Branch	$4,831,679	19.4	$5,783,629	24.2
Agency	20,077,573	80.6	18,142,368	75.8
Total	$24,909,252	100.0	$23,925,997	100.0

Home and Branch Office Net Premiums – In the Company's home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations decreased 16.5% for the three months ended March 31, 2014, compared with the prior year period.  The decrease in 2014 net premiums for home and branch operations primarily reflects a significant decrease in refinance transactions, partially offset by an increase in purchase transactions.  All of the Company's home office operations and the majority of its branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina policies.

Agency Net Premiums – When a policy is written through a title agency, the agent retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  Agency net premiums written increased 10.7% for the three months ended March 31, 2014, compared with the prior year period. The increase in 2014 net agency premiums primarily reflects an increase in purchase transactions in Texas.

Following is a schedule of net premiums written for the three months ended March 31, 2014 and 2013 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently write insurance:

	Three Months Ended March 31,
State	2014	2013
Texas	$11,621,721	$4,920,989
North Carolina	6,298,033	7,534,866
South Carolina	1,503,075	2,321,050
Georgia	1,194,156	674,620
Virginia	823,605	1,266,895
Michigan	817,244	1,319,545
All Others	2,671,439	5,919,722
Premiums	24,929,273	23,957,687
Reinsurance Assumed	28,472	500
Reinsurance Ceded	(48,493)	(32,190)
Net Premiums Written	$24,909,252	$23,925,997

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $2,026,269 for the three month periods ended March 31, 2014, compared with $1,985,447 in the prior year period.   The increase for the three months ended March 31, 2014, primarily related to increases in income from trust and investment management services and exchange revenues, partially offset by decreases in earnings of unconsolidated affiliates and other fee income.

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

Investment income was $1,026,416 for the three months ended March 31, 2014, compared with $920,485 for the same period in 2013.  The increase in investment income for the three months ended March 31, 2014 was due primarily to higher levels of interest and dividends received in conjunction with a larger portfolio of both fixed maturities and equity securities.

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

Net realized gain on investments was $492,137 for the three months ended March 31, 2014 compared with $16,344 for the same period in 2013.  The 2014 year-to-date gain includes impairment charges of $10,062 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $502,199.  The 2013 year-to-date gain includes impairment charges of $18,485 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $34,829. Management believes unrealized losses on remaining fixed income and equity securities at March 31, 2014 are temporary in nature.

The securities in the Company's portfolio are subject to economic conditions and market risks.  The Company considers relevant facts and circumstances in evaluating whether a credit or interest-related impairment of a security is other-than-temporary.  Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.

There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if impairments are other-than-temporary.  These risks and uncertainties include the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, the risk that the Company's assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the characteristics of that issuer, the risk that information obtained by the Company or changes in other facts and circumstances leads management to change its intent to hold the security until it recovers in value, and the risk that management is making decisions based on misstated information in the financial statements provided by issuers.

Expenses

The Company's operating expenses consist primarily of commissions to agents, provision for claims, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations.  Operating expenses increased 22.6% for the three months ended March 31, 2014, compared with the same period in 2013. Expenses increased primarily due to increases in the provision for claims and commissions to agents.

Following is a summary of the Company's operating expenses for the three months ended March 31, 2014 and 2013.  Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended March 31,
	2014	%	2013	%
Title Insurance	$25,437,122	93.9	$20,558,171	93.0
All Other	1,660,437	6.1	1,538,684	7.0
Total	$27,097,559	100.0	$22,096,855	100.0

On a combined basis, after-tax profit margins were 3.5% for the three months ended March 31, 2014, and 12.6% for the three months ended March 31, 2013, respectively.

Commissions – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 14.6% for the three months ended March 31, 2014 compared with the same prior year period.  Commission expense as a percentage of net premiums written by agents was 77.0% for the three months ended March 31, 2014, compared with 74.4% for the same period in 2013. Commissions increased at a higher rate than premiums because there was a greater portion of agent business than in the prior year period. Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provision (Benefit) for Claims – The provision (benefit) for claims as a percentage of net premiums written was 9.5% for the three months ended March 31, 2014, compared with (1.6)% and for the same period in 2013. During the three months ended March 31, 2014, there were a few large claims related to older policy years that contributed to the increase in the claims provision. Positive legal developments in several claim matters and a significant recovery in the prior year period also contributed to an unfavorable period to period comparison.

The increase in the loss provision rate for the three months ended March 31, 2014 from the 2013 level resulted in approximately $2,780,000 more in reserves than would have been recorded at the lower 2013 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $1,270,383 and $380,942 for the three months ended March 31, 2014 and 2013, respectively.

Reserves for Claims – At March 31, 2014, the total reserve for claims was $36,465,000.  Of that total, approximately $5,259,000 was reserved for specific claims, and approximately $31,206,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes – Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $6,185,761 for the three months ended March 31, 2014, compared with $6,150,750 in the same prior year period.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 21.7% for the three months ended March 31, 2014, compared with 22.9% for the prior year period.

Office Occupancy and Operations – Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Office occupancy and operations expenses were $1,180,327 for the three months ended March 31, 2014, compared with $1,074,233 in the prior year period. As a percentage of total revenues, office occupancy and operations expenses were 4.1% for the three months ended March 31, 2014, compared with 4.0% for the prior year period.  The increase in expenses in 2014 primarily related to increases in depreciation and insurance expenses.

Business Development – Business development expenses primarily include marketing and travel-related expenses. Business development expenses were $517,894 for the three months ended March 31, 2014, compared with $428,733 for the prior year period. Expenses increased 20.8% for the three months ended March 31, 2014, compared with the prior year period primarily due to increased marketing expenses.

Filing Fees, Franchise and Local Taxes – Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes.  Filing fees, franchise and local tax expenses were $189,600 for the three months ended March 31, 2014, compared with $180,570 for the prior year period.

Premium and Retaliatory Taxes – Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute.  Premium tax rates vary from state to state; accordingly, the total premium tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.2% for the three months ended March 31, 2014 compared with 1.8% for the prior year period.

Professional and Contract Labor Fees – Professional and contract labor fees were $688,058 for the three months ended March 31, 2014, compared with $575,337 for the same prior year period.  The increase for the three months ended March 31, 2014 was primarily attributable to increases in consulting fees associated with the Company's ongoing software initiatives.

Other Expenses – Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation to transaction volume of the title segment and the trust division.

Income Taxes

The provision for income taxes was $371,000 for the three months ended March 31, 2014, compared with $1,365,000 for the prior year period in 2013.  Income tax expense as a percentage of earnings before income taxes was 27.3% for the three months ended March 31, 2014, compared with 28.7% for the same period in 2013.  The decrease in the effective rate for 2014 from 2013 was primarily due to a lower proportion of taxable to tax-exempt income.  The effective income tax rate for both 2014 and 2013 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income.  Tax-exempt income lowers the effective tax rate.

Management believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through March 31, 2014 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Net cash flows (used in) provided by operating activities were $(1,931,962) and $1,677,898 for the three months ended March 31, 2014 and 2013, respectively.  Cash flows from operating activities decreased in 2014 from 2013, primarily due to a decrease in net income, the timing of payable disbursements and higher claim payments, partially offset by an increase in the provision for claims.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and operating requirements.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends.  In 2014, the Company had a lower level of investment purchase activity and a higher level of investment sales and maturities, compared with the prior year.

The net effect of all activities on total cash and cash equivalents were decreases of $3,034,067 in 2014 and $308,417 in 2013.  As of March 31, 2014, the Company held cash and cash equivalents of $20,592,694, short-term investments of $8,941,000, fixed maturity securities of $90,859,563 and equity securities of $36,286,771.

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

Receipt of Dividends from Subsidiaries – The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends and distributions from subsidiaries and cash generated by investment securities.  The Company’s significant sources of funds are dividends and distributions from its subsidiaries.  The holding company receives cash from its subsidiaries in the form of dividends and as reimbursements for operating and other administrative expenses that it incurs.  The reimbursements are executed within the guidelines of management agreements between the holding company and its subsidiaries.

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

Purchase of Company Stock – On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Company's repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to this approval, the Company purchased 500 shares for the three months ended March 31, 2014 and 1,791 for the same period in 2013 at an average per share price of $79.65 and $64.19, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and alternative uses for such cash.

Capital Expenditures – During 2014, the Company has plans for various capital improvement projects, including increased investment in a number of software technology and system development initiatives that are anticipated to be funded via cash flows from operations.  All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property.  ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverses exchange property held by the Company for the purpose of completing such transactions totaled approximately $89,979,000 and $76,037,000 as of March 31, 2014 and December 31, 2013, respectively.  These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income.  The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

External assets under management of Investors Trust Company are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.

It is not the general practice of the Company to enter into off-balance sheet arrangements or issue guarantees to third parties.  The Company does not have any material source of liquidity or financing that involves off-balance sheet arrangements.  Other than items noted above, off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases, payments due under various agreements with third party service providers and unaccrued obligations pursuant to certain executive employment agreements.

Recent Accounting Standards

For a description of recent accounting pronouncements, please refer to Note 1 to the Notes to Consolidated Financial Statements herein.

Safe Harbor for Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Without limitation, projected developments in mortgage interest rates and the overall economic environment set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Trends and Recent Conditions” constitute forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties.

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

•	changes in general economic, business, and political conditions, including the performance of the financial and real estate markets;

•	the possible inadequacy of provisions for claims to cover actual claim losses;

•	the incidence of fraud-related losses;

•	unanticipated adverse changes in securities markets, including interest rates;

•
significant competition that the Company’s operating subsidiaries face, including the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner and expansion into new geographic locations;

•	the Company relies upon the North Carolina and Texas markets for a significant portion of its premiums;

•	compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;

•	the impact of governmental oversight of service providers' compliance with federal consumer financial laws, including title insurance agents;

•	downgrades from a rating agency;

•	the inability of the Company to manage, develop and implement technological advancements and prevent system interruptions or unauthorized systems intrusions;

•
statutory requirements applicable to the Company’s insurance subsidiaries that require them to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that they may pay to the Company without prior regulatory approval;

•	heightened regulatory scrutiny and investigations of the title insurance industry;

•	the Company’s dependence on key management and marketing personnel;

•	the possible reform of government-sponsored entities;

•	the possible inadequacy of the Company' policies and procedures for the mitigation of risks;

•	the shareholder rights plan; and

•	other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.  For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.  You should consider the possibility that actual results may differ materially from our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks.

No material changes in the Company’s market risk or market strategy occurred during the quarter ended March 31, 2014.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1a.    Risk Factors

Except for the addition of the risk factor detailed below, there have been no material changes in risks previously disclosed under Item 1a. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company relies upon the North Carolina and Texas markets for a significant portion of its premiums.  Changes in the economic or regulatory environments in North Carolina and Texas could have an adverse impact on the Company.

North Carolina and Texas are the largest sources of premium revenue for the Company’s title insurance subsidiaries.  A decrease in the level of real estate activity in either North Carolina and/or Texas, whether driven by depressed economic conditions, changes in regulatory environments or other factors that could influence demand, could have a disproportionately negative impact on the Company’s financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended March 31, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				424,282
January 2014	—	$—	—	424,282
February 2014	—	$—	—	424,282
March 2014	500	$79.65	500	423,782
Total:	500	$79.65	500	423,782

For the quarter ended March 31, 2014, the Company purchased an aggregate of 500 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was announced publicly on June 5, 2000.  On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Company's repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  May 9, 2014