Form 10-Q
period 2014-06-30
INVESTORS TITLE CO
filed 2014-08-08
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes         No     X

As of July 16, 2014, there were 2,028,915 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2014 and December 31, 2013
(Unaudited)

	June 30, 2014	December 31, 2013
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014: $86,162,748; 2013: $87,980,160)	$90,978,622	$91,445,413
Equity securities, available-for-sale, at fair value (cost: 2014: $23,450,256; 2013: $22,200,369)	38,193,808	36,144,065
Short-term investments	9,695,708	7,926,373
Other investments	7,949,171	7,247,831
Total investments	146,817,309	142,763,682

Cash and cash equivalents	19,501,886	23,626,761
Premium and fees receivable	8,630,916	8,750,224
Accrued interest and dividends	981,541	1,006,698
Prepaid expenses and other assets	8,459,543	7,466,141
Property, net	4,981,955	4,325,538
Current income taxes recoverable	1,879,224	366,772
Total Assets	$191,252,374	$188,305,816

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$35,628,000	$35,360,000
Accounts payable and accrued liabilities	17,225,696	20,324,190
Deferred income taxes, net	5,496,643	4,013,983
Total liabilities	58,350,339	59,698,173

Commitments and Contingencies	—	—

Redeemable Noncontrolling Interest	—	545,489

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock - no par value (10,000,000 authorized shares; 2,029,819 and 2,037,135 shares issued and outstanding 2014 and 2013, respectively, excluding 291,676 shares for 2014 and 2013 of common stock held by the Company's subsidiary)	1	1
Retained earnings	120,148,704	116,714,749
Accumulated other comprehensive income	12,753,330	11,347,404
Total stockholders’ equity	132,902,035	128,062,154
Total Liabilities and Stockholders’ Equity	$191,252,374	$188,305,816

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net premiums written	$29,849,853	$30,429,761	$54,759,105	$54,355,758
Investment income - interest and dividends	1,039,435	925,047	2,065,851	1,845,532
Net realized gain on investments	92,082	55,272	584,219	71,616
Other	2,240,183	2,283,320	4,266,452	4,268,767
Total Revenues	33,221,553	33,693,400	61,675,627	60,541,673

Operating Expenses:
Commissions to agents	18,346,381	17,608,789	33,802,659	31,098,220
Provision for claims	294,281	996,870	2,669,664	607,812
Salaries, employee benefits and payroll taxes	6,454,930	6,249,723	12,640,691	12,400,473
Office occupancy and operations	1,246,644	1,026,108	2,426,971	2,100,341
Business development	511,763	452,353	1,029,657	881,086
Filing fees, franchise and local taxes	225,343	188,950	414,943	369,520
Premium and retaliatory taxes	546,091	530,524	840,565	971,047
Professional and contract labor fees	666,909	535,207	1,354,967	1,110,544
Other	250,167	234,826	459,951	381,162
Total Operating Expenses	28,542,509	27,823,350	55,640,068	49,920,205

Income before Income Taxes	4,679,044	5,870,050	6,035,559	10,621,468

Provision for Income Taxes	1,281,000	1,846,000	1,652,000	3,211,000

Net Income	3,398,044	4,024,050	4,383,559	7,410,468

Net Income Attributable to Redeemable Noncontrolling Interest	(24,446)	(18,375)	(23,523)	(28,063)

Net Income Attributable to the Company	$3,373,598	$4,005,675	$4,360,036	$7,382,405

Basic Earnings per Common Share	$1.66	$1.94	$2.14	$3.59

Weighted Average Shares Outstanding – Basic	2,034,931	2,063,797	2,036,047	2,054,300

Diluted Earnings per Common Share	$1.65	$1.92	$2.14	$3.54

Weighted Average Shares Outstanding – Diluted	2,039,202	2,089,674	2,041,268	2,087,229

Cash Dividends Paid per Common Share	$0.08	$0.08	$0.16	$0.16

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$3,398,044	$4,024,050	$4,383,559	$7,410,468
Other comprehensive income (loss), before tax:
Amortization (accretion) related to prior year service cost	555	(379)	1,109	(759)
Amortization of unrecognized loss	—	1,574	—	3,147
Unrealized gains (losses) on investments arising during the period	2,208,475	(1,649,518)	2,984,115	749,471
Reclassification adjustment for sales of securities included in net income	(68,364)	(70,857)	(833,636)	(105,686)
Reclassification adjustment for write-downs of securities included in net income	—	15,585	—	34,070
Other comprehensive income (loss), before tax	2,140,666	(1,703,595)	2,151,588	680,243
Income tax expense related to postretirement health benefits	189	408	377	813
Income tax expense (benefit) related to unrealized gains (losses) on investments arising during the year	761,231	(568,422)	1,031,035	260,323
Income tax benefit related to reclassification adjustment for sales of securities included in net income	(23,213)	(24,609)	(285,750)	(36,598)
Income tax expense related to reclassification adjustment for write-downs of securities included in net income	—	6,007	—	13,134
Net income tax expense (benefit) on other comprehensive income (loss)	738,207	(586,616)	745,662	237,672
Other comprehensive income (loss)	1,402,459	(1,116,979)	1,405,926	442,571
Comprehensive Income	$4,800,503	$2,907,071	$5,789,485	$7,853,039
Comprehensive income attributable to redeemable noncontrolling interest	(24,446)	(18,375)	(23,523)	(28,063)
Comprehensive Income Attributable to the Company	$4,776,057	$2,888,696	$5,765,962	$7,824,976

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2013	2,043,359	$1	$105,820,459	$8,818,430	$114,638,890
Net income attributable to the Company			7,382,405		7,382,405
Dividends ($0.16 per share)			(329,569)		(329,569)
Shares of common stock repurchased and retired	(19,460)		(1,378,131)		(1,378,131)
Stock options and stock appreciation rights exercised	49,749		68,032		68,032
Share-based compensation expense			40,092		40,092
Amortization related to postretirement health benefits				1,575	1,575
Net unrealized gain on investments				440,996	440,996
Income tax benefit from share-based compensation			935,563		935,563
Balance, June 30, 2013	2,073,648	$1	$112,538,851	$9,261,001	$121,799,853

Balance, January 1, 2014	2,037,135	$1	$116,714,749	$11,347,404	$128,062,154
Net income attributable to the Company			4,360,036		4,360,036
Dividends ($0.16 per share)			(325,822)		(325,822)
Shares of common stock repurchased and retired	(8,823)		(584,121)		(584,121)
Stock options and stock appreciation rights exercised	1,507		27,100		27,100
Share-based compensation expense			55,083		55,083
Amortization related to postretirement health benefits				732	732
Net unrealized gain on investments				1,405,194	1,405,194
Purchase of redeemable noncontrolling interest of subsidiary			(114,320)		(114,320)
Income tax benefit from share-based compensation			15,999		15,999
Balance, June 30, 2014	2,029,819	$1	$120,148,704	$12,753,330	$132,902,035

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$4,383,559	$7,410,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	406,133	292,732
Amortization, net	301,398	215,253
Amortization related to postretirement benefits obligation	1,109	2,388
Share-based compensation expense related to stock options	55,083	40,092
Net (gain) loss on the disposals of property	(1,900)	1,435
Net realized gain on investments	(584,219)	(71,616)
Net earnings from other investments	(684,781)	(815,714)
Provision for claims	2,669,664	607,812
Provision for deferred income taxes	737,000	1,517,000
Changes in assets and liabilities:
Decrease in receivables	119,308	230,631
Increase in other assets	(1,003,088)	(3,315,234)
Increase in current income taxes recoverable	(1,512,452)	(771,419)
(Decrease) increase in accounts payable and accrued liabilities	(3,098,494)	1,698,084
Decrease in current income taxes payable	—	(1,336,824)
Payments of claims, net of recoveries	(2,401,664)	(918,812)
Net cash (used in) provided by operating activities	(613,344)	4,786,276

Investing Activities
Purchases of available-for-sale securities	(5,184,440)	(641,302)
Purchases of short-term securities	(3,770,868)	(3,835,960)
Purchases of other investments	(786,575)	(780,778)
Purchase of subsidiary	—	(350,000)
Proceeds from sales and maturities of available-for-sale securities	6,319,047	5,230,400
Proceeds from sales and maturities of short-term securities	2,001,533	1,325,143
Proceeds from sales and distributions of other investments	494,365	1,072,467
Proceeds from sales of other assets	26,233	25,308
Purchase of redeemable noncontrolling interest of subsidiary	(515,275)	—
Purchases of property	(1,062,550)	(538,466)
Proceeds from the sale of property	1,900	3,135
Net cash (used in) provided by investing activities	(2,476,630)	1,509,947

Financing Activities
Repurchases of common stock	(584,121)	(1,378,131)
Exercises of stock options and SARs	27,100	68,032
Distributions to noncontrolling interest	(168,057)	—
Excess tax benefits related to exercise of stock options and SARs	15,999	935,563
Dividends paid	(325,822)	(329,569)
Net cash used in financing activities	(1,034,901)	(704,105)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,124,875)	5,592,118
Cash and Cash Equivalents, Beginning of Period	23,626,761	20,810,018
Cash and Cash Equivalents, End of Period	$19,501,886	$26,402,136

Consolidated Statements of Cash Flows, continued
	Six Months Ended June 30,
	2014	2013
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$2,414,900	$2,892,000
Non Cash Investing and Financing Activities
Non cash net unrealized gain on investments, net of deferred tax provision of $(745,285) and $(236,859) for 2014 and 2013, respectively	$(1,405,194)	$(440,996)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2013 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Reclassification – Certain 2013 amounts in the accompanying unaudited Consolidated Financial Statements have been reclassified to conform to the 2014 classifications. These reclassifications had no effect on stockholders’ equity or net income as previously reported.

Immaterial Classification Correction – During the six months ended June 30, 2013, the Company realized $935,563 in excess tax benefits associated with the exercise of stock options and stock appreciation rights (“SARs”). Such amounts were mistakenly classified as part of operating activities rather than financing activities. Accordingly, the Consolidated Statements of Cash Flows have been corrected. The correction resulted in a decrease to previously reported operating cash flows and an increase to financing cash flows in the amount of $935,563 for the six months ended June 30, 2013. There was no impact to the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity or to the Company’s cash position.

Allowance for Doubtful Accounts – Company management continually evaluates the collectability of receivables and provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of premiums and fees receivable.  During the second quarter of 2014, the Company changed its presentation of gross premiums and fees receivable and related allowance for doubtful accounts and now reports them net of certain commitments not expected to result in issued title insurance policies.  The change had no impact to net premium and fees receivable, net premiums written, operating expenses or net income.

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

Recently Issued Accounting Standards – In May 2014, the Financial Accounting Standards Board (“FASB”) updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the six months ended June 30, 2014 and the year ended December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
Balance, beginning of period	$35,360,000	$39,078,000
Provision (benefit), charged to operations	2,669,664	(571,596)
Payments of claims, net of recoveries	(2,401,664)	(3,146,404)
Ending balance	$35,628,000	$35,360,000

The total reserve for all reported and unreported losses the Company incurred through June 30, 2014 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under policies issued through June 30, 2014.  Management continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	June 30, 2014%		December 31, 2013%
Known title claims	$4,965,961	13.9	$4,670,809	13.2
IBNR	30,662,039	86.1	30,689,191	86.8
Total loss reserves	$35,628,000	100.0	$35,360,000	100.0

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

Note 3 - Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted-average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future services that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in retained earnings, if any, are assumed to be used to repurchase shares in the current period.  The number of incremental dilutive potential common shares, calculated using the treasury stock method, was 4,271 and 25,877 for the three months ended June 30, 2014 and 2013, respectively, and 5,221 and 32,929 for the six months ended June 30, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to the Company	$3,373,598	$4,005,675	$4,360,036	$7,382,405
Weighted average common shares outstanding – Basic	2,034,931	2,063,797	2,036,047	2,054,300
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	4,271	25,877	5,221	32,929
Weighted average common shares outstanding – Diluted	2,039,202	2,089,674	2,041,268	2,087,229
Basic earnings per common share	$1.66	$1.94	$2.14	$3.59
Diluted earnings per common share	$1.65	$1.92	$2.14	$3.54

There were 3,000 potential shares excluded from the computation of diluted earnings per share for the three months ended June 30, 2014 and 2013. There were no potential shares excluded from the computation of diluted earnings per share for the six months ended June 30, 2014. There were 3,000 potential shares excluded from the computation of diluted earnings per share for the six months ended June 30, 2013. These potential shares were anti-dilutive because the underlying share awards were out-of-the-money.

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

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	98,150	$30.74	3.17	$2,871,710
SARs granted	3,000	71.59
SARs exercised	(79,500)	28.77
Options exercised	(2,650)	28.63
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of December 31, 2013	19,000	$45.74	3.43	$669,610
SARs granted	4,500	68.70
SARs exercised	(1,500)	49.04
Options exercised	(1,000)	27.21
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of June 30, 2014	21,000	$51.30	4.15	$356,160

Exercisable as of June 30, 2014	17,625	$47.97	3.62	$356,160

Unvested as of June 30, 2014	3,375	$68.70	6.90	$—

During the second quarters of both 2014 and 2013, the Company issued a total of 3,000 share-settled SARs to the directors of the Company.   SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company's stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted-average fair values for the SARs issued during 2014 and 2013 were $28.98 and $27.55, respectively.

The weighted-average fair values for SARs issued during 2014 and 2013 were estimated using the weighted-average assumptions shown in the table below:

	2014	2013
Expected life in years	6.9	5.0
Volatility	39.9%	44.6%
Interest rate	2.1%	1.3%
Yield rate	0.4%	0.5%

There was approximately $55,000 and $40,000 of compensation expense relating to SARs or options vesting on or before June 30, 2014 and 2013, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of June 30, 2014, there was approximately $98,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 6 months.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$31,068,218	$1,447,431	$(425,613)	$32,090,036
Investment income	937,692	125,077	(23,334)	1,039,435
Net realized gain (loss) on investments	92,920	(838)	—	92,082
Total revenues	$32,098,830	$1,571,670	$(448,947)	$33,221,553
Operating expenses	27,590,537	1,360,164	(408,192)	28,542,509
Income before income taxes	$4,508,293	$211,506	$(40,755)	$4,679,044
Total assets	$148,524,746	$42,727,628	$—	$191,252,374

Three Months Ended June 30, 2013	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$31,691,606	$1,382,206	$(360,731)	$32,713,081
Investment income	858,168	90,213	(23,334)	925,047
Net realized gain (loss) on investments	59,473	(4,201)	—	55,272
Total revenues	$32,609,247	$1,468,218	$(384,065)	$33,693,400
Operating expenses	26,580,339	1,586,320	(343,309)	27,823,350
Income (loss) before income taxes	$6,028,908	$(118,102)	$(40,756)	$5,870,050
Total assets	$144,732,176	$35,793,158	$—	$180,525,334

Six Months Ended June 30, 2014	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$56,875,668	$2,900,732	$(750,843)	$59,025,557
Investment income	1,866,204	246,315	(46,668)	2,065,851
Net realized gain on investments	530,528	53,691	—	584,219
Total revenues	$59,272,400	$3,200,738	$(797,511)	$61,675,627
Operating expenses	53,315,465	3,040,604	(716,001)	55,640,068
Income before income taxes	$5,956,935	$160,134	$(81,510)	$6,035,559
Total assets	$148,524,746	$42,727,628	$—	$191,252,374

Six Months Ended June 30, 2013	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$56,720,164	$2,608,457	$(704,096)	$58,624,525
Investment income	1,706,823	185,377	(46,668)	1,845,532
Net realized gain (loss) on investments	91,074	(19,458)	—	71,616
Total revenues	$58,518,061	$2,774,376	$(750,764)	$60,541,673
Operating expenses	47,445,711	3,143,747	(669,253)	49,920,205
Income (loss) before income taxes	$11,072,350	$(369,371)	$(81,511)	$10,621,468
Total assets	$144,732,176	$35,793,158	$—	$180,525,334

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company, is party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement estimated to total $6,938,000 and $6,580,000 as of June 30, 2014 and December 31, 2013, respectively.  The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded.  These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets.  The following sets forth the net periodic benefits cost for the executive benefits for the periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost – benefits earned during the year	$3,667	$3,945	$7,334	$7,891
Interest cost on the projected benefit obligation	7,618	7,103	15,236	14,206
Amortization (accretion) of unrecognized prior service cost	555	(379)	1,109	(759)
Amortization of unrecognized losses	—	1,574	—	3,147
Net periodic benefits costs	$11,840	$12,243	$23,679	$24,485

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of June 30, 2014 and December 31, 2013, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices were unavailable due to the failure of auctions.  The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of these securities was $1,000,000 as of June 30, 2014 and December 31, 2013,  with approximately 97.0% as of June 30, 2014 and December 31, 2013, guaranteed by the U.S. Department of Education.

Some of the inputs to ARS valuation are unobservable in the market and are significant – therefore, the Company utilizes another third party pricing service to assist in the determination of the fair market value of these securities.  This service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of June 30, 2014 and December 31, 2013:

	2014	2013
Cumulative probability of earning maximum rate until maturity	—%	—%
Cumulative probability of principal returned prior to maturity	95.4%	95.6%
Cumulative probability of default at some future point	4.6%	4.4%

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

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of June 30, 2014 and December 31, 2013.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.  Level 3 assets are comprised solely of ARS.

As of June 30, 2014	Level 1	Level 2	Level 3	Total
Short-term Investments	$9,695,708	$—	$—	$9,695,708
Equity Securities
Common stock and nonredeemable preferred stock	38,193,808	—	—	38,193,808
Fixed Maturities
Obligations of states and political subdivisions*	—	69,891,681	—	69,891,681
Corporate debt securities*	—	20,154,640	932,301	21,086,941
Total	$47,889,516	$90,046,321	$932,301	$138,868,138

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Short-term Investments	$7,926,373	$—	$—	$7,926,373
Equity Securities
Common stock and nonredeemable preferred stock	36,144,065	—	—	36,144,065
Fixed Maturities
Obligations of states and political subdivisions*	—	72,091,721	—	72,091,721
Corporate debt securities*	—	18,417,992	935,700	19,353,692
Total	$44,070,438	$90,509,713	$935,700	$135,515,851

*Denotes fair market value obtained from pricing services.

There were no transfers into or out of Levels 1, 2 or 3 during the period.

To help ensure that fair value determinations are consistent with ASC 820 fair value measurements, prices from our pricing services go through multiple review processes.  Pricing procedures and inputs used to price each security include, but are not limited to, the following: unadjusted quoted market prices for identical securities such as stock market closing prices; non-binding quoted prices for identical securities in markets that are not active; interest rates; yield curves observable at commonly quoted intervals; volatility; prepayment speeds; loss severity; credit risks and default rates.  The Company reviews the procedures and inputs used by its pricing services and verifies a sample of the services’ quotes by comparing them to values obtained from other pricing resources.  In the event the Company disagrees with a price provided by its pricing services, the service reevaluates the price to corroborate the market information and then reviews inputs to the evaluation in light of potentially new market data.  The Company believes that these processes and inputs result in appropriate classifications and fair values consistent with ASC 820.

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

The carrying amounts and fair values of these financial instruments (please note investments are disclosed in a previous table) as of June 30, 2014 and December 31, 2013 are presented in the following table:

As of June 30, 2014	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash	$19,501,886	$19,501,886	$19,501,886	$—	$—
Cost-basis investments	2,498,327	2,600,961	—	—	2,600,961
Accrued dividends and interest	981,541	981,541	981,541	—	—
Total Financial Assets	$22,981,754	$23,084,388	$20,483,427	$—	$2,600,961

As of December 31, 2013	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash	$23,626,761	$23,626,761	$23,626,761	$—	$—
Cost-basis investments	1,927,429	2,069,302	—	—	2,069,302
Accrued dividends and interest	1,006,698	1,006,698	1,006,698	—	—
Total Financial Assets	$26,560,888	$26,702,761	$24,633,459	$—	$2,069,302
Financial Liabilities
Contingent consideration	$341,250	$341,250	$—	$—	$341,250
Total Financial Liabilities	$341,250	$341,250	$—	$—	$341,250

The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the period ended June 30, 2014 and the year ended December 31, 2013:

Changes in fair value during the period ended:	2014	2013
Beginning balance at January 1	$935,700	$932,200
Redemptions and sales	—	—
Realized gain – included in net realized gain on investments	—	—
Unrealized (loss) gain - included in other comprehensive income	(3,399)	3,500
Ending balance, net	$932,301	$935,700

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), consisting solely of contingent acquisition consideration, for the period ended June 30, 2014 and the year ended December 31, 2013:

Changes in fair value during the period ended:	2014	2013
Beginning balance at January 1	$341,250	$691,250
Addition of contingent consideration	—	—
Payment for contingent consideration	(341,250)	(350,000)
Ending balance, net	$—	$341,250

Certain cost method investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of June 30, 2014 and December 31, 2013. The following table summarizes the corresponding estimated fair value hierarchy of such investments at June 30, 2014 and December 31, 2013 and the related impairments recognized:

As of June 30, 2014	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investments	Fair Value	Yes	$—	$—	$22,682	$22,682	$(10,062)
Total cost method investments			$—	$—	$22,682	$22,682	$(10,062)

As of December 31, 2013	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investments	Fair Value	Yes	$—	$—	$32,744	$32,744	$(34,070)
Total cost method investments			$—	$—	$32,744	$32,744	$(34,070)

Note 7 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

As of June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value –
General obligations of U.S. states, territories and political subdivisions	$34,103,890	$1,896,485	$25,554	$35,974,821
Special revenue obligations of U.S. states, territories and political subdivisions	31,937,659	2,058,818	79,617	33,916,860
Corporate debt securities	19,200,308	958,602	4,270	20,154,640
Auction rate securities	920,891	11,410	—	932,301
Total	$86,162,748	$4,925,315	$109,441	$90,978,622
Equity securities, available-for-sale, at fair value –
Common stocks and nonredeemable preferred stocks	$23,450,256	$14,774,291	$30,739	$38,193,808
Total	$23,450,256	$14,774,291	$30,739	$38,193,808
Short-term investments –
Certificates of deposit and other	$9,695,708	$—	$—	$9,695,708
Total	$9,695,708	$—	$—	$9,695,708

As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value –
General obligations of U.S. states, territories and political subdivisions	$38,449,309	$1,922,862	$184,351	$40,187,820
Special revenue obligations of U.S. states, territories and political subdivisions	30,874,571	1,234,130	204,800	31,903,901
Corporate debt securities	17,736,608	789,840	108,456	18,417,992
Auction rate securities	919,672	16,028	—	935,700
Total	$87,980,160	$3,962,860	$497,607	$91,445,413
Equity securities, available-for-sale, at fair value –
Common stocks and nonredeemable preferred stocks	$22,200,369	$14,052,780	$109,084	$36,144,065
Total	$22,200,369	$14,052,780	$109,084	$36,144,065
Short-term investments –
Certificates of deposit and other	$7,926,373	$—	$—	$7,926,373
Total	$7,926,373	$—	$—	$7,926,373

The special revenue category for both periods presented includes at least 30 individual bonds with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at June 30, 2014 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$12,813,088	$12,991,798
Due after one year through five years	48,745,990	51,541,170
Due five years through ten years	22,608,151	23,908,830
Due after ten years	1,995,519	2,536,824
Total	$86,162,748	$90,978,622

Realized gains and losses on investments for the six months ended June 30 are summarized as follows:

	2014	2013
Gross realized gains:
Corporate debt securities	$—	$20,476
Common stocks and nonredeemable preferred stocks	891,955	119,163
Total	$891,955	$139,639
Gross realized losses:
Common stocks and nonredeemable preferred stocks	$(58,319)	$(38,785)
Total	$(58,319)	$(38,785)
Net realized gain from securities	$833,636	$100,854
Net realized gains (losses) on other investments:
Impairments of other investments	$(10,062)	$(34,070)
Gains on other investments	26,234	4,832
Losses on other investments	(265,589)	—
Total	$(249,417)	$(29,238)
Net realized gain on investments	$584,219	$71,616

Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the fair value of the securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2014 and December 31, 2013:

	Less than 12 Months		12 Months or Longer		Total
As of June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$922,668	$(1,036)	$1,101,430	$(24,518)	$2,024,098	$(25,554)
Special revenue obligations of U.S. states territories and political subdivisions	2,125,264	(16,607)	1,170,323	(63,010)	3,295,587	(79,617)
Corporate debt securities	1,495,525	(4,270)	—	—	1,495,525	(4,270)
Total fixed income securities	$4,543,457	$(21,913)	$2,271,753	$(87,528)	$6,815,210	$(109,441)
Equity securities	$574,818	$(13,737)	$151,840	$(17,002)	$726,658	$(30,739)
Total temporarily impaired securities	$5,118,275	$(35,650)	$2,423,593	$(104,530)	$7,541,868	$(140,180)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$4,198,012	$(184,351)	$—	$—	$4,198,012	$(184,351)
Special revenue obligations of U.S. states territories and political subdivisions	11,010,093	(204,800)	—	—	11,010,093	(204,800)
Corporate debt securities	5,942,570	(108,456)	—	—	5,942,570	(108,456)
Total fixed income securities	$21,150,675	$(497,607)	$—	$—	$21,150,675	$(497,607)
Equity securities	$2,035,971	$(72,998)	$244,929	$(36,086)	$2,280,900	$(109,084)
Total temporarily impaired securities	$23,186,646	$(570,605)	$244,929	$(36,086)	$23,431,575	$(606,691)

As of June 30, 2014, the Company held $6,815,210 in fixed maturity securities with unrealized losses of $109,441.  As of December 31, 2013, the Company held $21,150,675 in fixed maturity securities with unrealized losses of $497,607.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of June 30, 2014, the Company held $726,658 in equity securities with unrealized losses of $30,739.  As of December 31, 2013, the Company held $2,280,900 in equity securities with unrealized losses of $109,084.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 12 and 26 securities had unrealized losses at June 30, 2014 and December 31, 2013, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During the six months ended June 30, 2014 and 2013, the Company recorded no other-than-temporary impairment charges for securities.  For the 2013 fiscal year, the Company recorded no other-than-temporary impairment charges for securities. Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

Note 8 – Commitments and Contingencies

Legal Proceedings – As previously reported, Investors Title Insurance Company and several other title insurance underwriters were named in a class action lawsuit in the United States District Court for the Eastern District of Michigan, Southern Division, entitled Bushman et al. v. R. Kevin Clinton, Treasurer of the State of Michigan, et al. (2:14-cv-10011-GCS-MAR). Michigan law requires the seller of property to pay a transfer tax based on the total value of the property at the time of transfer. Exemptions from the payment of this tax exist if (1) the property is the seller’s principal residence, and (2) the state equalized value (“SEV”) of the property at the time of purchase is greater than the SEV at the time of sale. The plaintiffs in this case contended, notwithstanding this exemption, they were assessed, charged and paid the full transfer tax when they sold their property. The Company was dismissed with prejudice from this proceeding during July 2014. The Company will not report further on this matter unless there are any material developments.

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $90,569,000 and $76,037,000 as of June 30, 2014 and December 31, 2013, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Note 9 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investment in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of June 30, 2014	As of December 31, 2013
Consolidated Balance Sheets
Other investments	$5,451,000	$5,320,000
Premiums and fees receivable	$671,000	$657,000

Financial Statement Classification,	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Income	2014	2013	2014	2013
Net premiums written	$3,270,000	$3,941,000	$5,561,000	$7,358,000
Other income	$627,000	$544,000	$976,000	$1,069,000

During the second quarter of 2013, the Company repurchased 17,524 shares of Company common stock from officers of the Company at a price of $71.50 per share to cover withholding taxes payable by the officers upon the exercise of SARs.

Note 10 – Acquisition

In January 2012, a subsidiary of the Company, ITIC, entered into a membership interest purchase and sale agreement under which it agreed to acquire a majority ownership interest of United Title Agency Co., LLC (“United”).  United, a Michigan limited liability company, is an insurance agency doing business in the State of Michigan.  On April 2, 2012, ITIC purchased a 70% ownership interest in United, with both ITIC and the seller having the option to require ITIC to purchase the remaining 30% interest at a later date.

The contingent payment arrangement required that the purchase price for the 70% majority interest was to be paid over a two year period and was determined by multiplying United’s actual GAAP net income for the first full 24 calendar months subsequent to closing by an agreed upon factor.  In no event was the purchase price for the majority interest to exceed $1,041,250.  The acquisition date fair value of the total consideration to be transferred was $1,041,250.  This fair value total was equal to $350,000 ITIC had already paid toward the purchase price, as well as $691,250 in estimated contingent payments.  During the second quarter of 2013, ITIC paid an additional $350,000 toward the purchase price. During the second quarter of 2014, ITIC paid the remaining $341,250 of the purchase price. The resulting contingent payments of $0 and $341,250 are categorized in the Consolidated Balance Sheets as accounts payable and accrued liabilities as of June 30, 2014 and December 31, 2013, respectively.

On May 21, 2014, ITIC purchased the remaining 30% ownership interest in United, making United a wholly owned subsidiary of ITIC. The purchase price of the redeemable noncontrolling interest was calculated by multiplying United’s GAAP net income for the full 24 calendar months immediately preceding the written notice of the option exercise by an agreed upon factor.   The calculated purchase price of $515,275 was paid during the second quarter of 2014.

The following table provides the effects of changes in ITIC's ownership interest in United, and the resulting impact on the Company's equity:

	June 30, 2014	December 31, 2013
Net income attributable to the Company	$4,360,036	$14,708,210
Transfers from the redeemable controlling interest:
Decrease in paid-in capital for purchase of redeemable noncontrolling interest	(114,320)	—
Net transfers from noncontrolling interest	(114,320)	—
Change from net income attributable to the Company and transfers from redeemable noncontrolling interest	$4,245,716	$14,708,210

As certain provisions of the membership interest purchase and sale agreement placed the acquisition of the remaining 30% by ITIC out of ITIC’s control, the noncontrolling interest in United was deemed redeemable.  The redeemable noncontrolling interest was presented outside of permanent equity, as redeemable equity in the Consolidated Balance Sheets.  On the acquisition date, the fair value of the redeemable noncontrolling interest was $446,250. The fair value of the redeemable noncontrolling interest was based on the noncontrolling interest’s share of the value of net assets.

The following table provides a reconciliation of total redeemable equity for the periods ended June 30, 2014 and December 31, 2013:

Changes in carrying value during the period ended:	June 30, 2014	December 31, 2013
Beginning balance at January 1	$545,489	$493,861
Net income attributable to redeemable noncontrolling interest	23,523	88,528
Distributions to noncontrolling interest	(168,057)	(36,900)
Purchase of redeemable noncontrolling interest	(515,275)	—
Additional paid-in capital for purchase of noncontrolling interest	114,320	—
Balance, net	$—	$545,489

Fair valuation methods used for the identifiable tangible net assets acquired in the acquisition make use of discounted cash flows using current interest rates.  The fair value of identifiable net tangible assets at the acquisition date was $5,600.  Identifiable assets acquired included cash and fixed assets.  Liabilities assumed consisted of notes payable.

The transaction was accounted for using the acquisition method required by ASC 805, Business Combinations.  Accordingly, the Company recognized the required identifiable intangible assets of United.  There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service.  At acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships.  The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated.  The referral relationships are being amortized over a 12-year period using the straight-line method.  At June 30, 2014 and December 31, 2013, accumulated amortization of intangible assets was $156,789 and $121,947, respectively.  Net intangible assets of $1,325,111 and $1,359,953 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013.  In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amount may not be recoverable, and therefore determined that the intangible assets assigned to United were not impaired at June 30, 2014.

Note 11 – Accumulated Other Comprehensive Income

The following tables provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at April 1	$11,398,858	$(47,987)	$11,350,871
Other comprehensive income before reclassifications	1,447,244	—	1,447,244
Amounts reclassified from accumulated other comprehensive income	(45,151)	366	(44,785)
Net current-period other comprehensive income	1,402,093	366	1,402,459
Ending balance	$12,800,951	$(47,621)	$12,753,330

Three Months Ended June 30, 2013	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at April 1	$10,479,645	$(101,665)	$10,377,980
Other comprehensive loss before reclassifications	(1,081,096)	—	(1,081,096)
Amounts reclassified from accumulated other comprehensive loss	(36,670)	787	(35,883)
Net current-period other comprehensive (loss) income	(1,117,766)	787	(1,116,979)
Ending balance	$9,361,879	$(100,878)	$9,261,001

Six Months Ended June 30, 2014	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,395,757	$(48,353)	$11,347,404
Other comprehensive income before reclassifications	1,953,080	—	1,953,080
Amounts reclassified from accumulated other comprehensive income	(547,886)	732	(547,154)
Net current-period other comprehensive income	1,405,194	732	1,405,926
Ending balance	$12,800,951	$(47,621)	$12,753,330

Six Months Ended June 30, 2013	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$8,920,883	$(102,453)	$8,818,430
Other comprehensive income before reclassifications	489,148	—	489,148
Amounts reclassified from accumulated other comprehensive income	(48,152)	1,575	(46,577)
Net current-period other comprehensive income	440,996	1,575	442,571
Ending balance	$9,361,879	$(100,878)	$9,261,001

The following tables provides significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$68,364
Other-than-temporary impairments	—
Total	$68,364	Net realized gain on investment
Tax	(23,213)	Provision for Income Taxes
Net of Tax	$45,151
Amortization related to postretirement benefit plans:
Prior year service cost	$(555)
Unrecognized gain (loss)	—
Total	$(555)	(a)
Tax	189	Provision for Income Taxes
Net of Tax	$(366)
Reclassifications for the period	$44,785

Three Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$70,857
Other-than-temporary impairments	(15,585)
Total	$55,272	Net realized gain on investment
Tax	(18,602)	Provision for Income Taxes
Net of Tax	$36,670
Accretion (amortization) related to postretirement benefit plans:
Prior year service cost	$379
Unrecognized loss	(1,574)
Total	$(1,195)	(a)
Tax	408	Provision for Income Taxes
Net of Tax	$(787)
Reclassifications for the period	$35,883

Six Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$833,636
Other-than-temporary impairments	—
Total	$833,636	Net realized gain on investment
Tax	(285,750)	Provision for Income Taxes
Net of Tax	$547,886
Amortization related to postretirement benefit plans:
Prior year service cost	$(1,109)
Unrecognized gain (loss)	—
Total	$(1,109)	(a)
Tax	377	Provision for Income Taxes
Net of Tax	$(732)
Reclassifications for the period	$547,154

Six Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$105,686
Other-than-temporary impairments	(34,070)
Total	$71,616	Net realized gain on investment
Tax	(23,464)	Provision for Income Taxes
Net of Tax	$48,152
Accretion (amortization) related to postretirement benefit plans:
Prior year service cost	$759
Unrecognized loss	(3,147)
Total	$(2,388)	(a)
Tax	813	Provision for Income Taxes
Net of Tax	$(1,575)
Reclassifications for the period	$46,577

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 2013 Annual Report on Form 10-K should be read in conjunction with the following discussion since it contains information which is important for evaluating the Company's operating results and financial condition.  Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties.  Actual results may vary.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Total revenues from the title segment accounted for 95.5% of the Company's revenues in the first six months of 2014.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.

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
The Company's trust services division, Investors Trust, provides investment management and trust services to individuals, companies, banks and trusts. In July 2013, Investors Trust assumed responsibility for the management of all accounts previously managed by ICMC.
ITMS offers various consulting services to provide clients with the technical expertise to start and successfully operate a title insurance agency.

Business Trends and Recent Conditions

Beginning in 2008, the United States economy experienced one of the worst economic downturns in history. Events leading to the recession were primarily the collapse of the housing market and frozen credit markets, prompting the federal government to take unprecedented monetary and fiscal action in an attempt to slow the economic rate of decline and instill consumer confidence. The economy has been gradually recovering from this downturn with the Dow Jones Industrial Average setting and remaining near the all-time high, housing values rebounding and the unemployment rate lowering.
The Mortgage Bankers Association's (“MBA”) June 19, 2014 Mortgage Finance Forecast ("MBA Forecast") projects 2014 mortgage originations to decrease 41.8% from 2013 levels to $1,021 billion, purchase activity to decrease 8.7% to $595 billion and refinance activity to decrease 61.4% to $426 billion. In 2013, refinance activity accounted for 62.8% of all mortgage originations and is projected to represent 41.7% of mortgage originations in 2014.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 4.29% and 3.60% for the six months ended June 30, 2014 and 2013, respectively. According to the MBA Forecast, refinance activity is expected to be significantly lower in 2014 as mortgage interest rates continue to climb to a projected 4.7% in the fourth quarter of 2014.
In efforts to stimulate the economy, the Federal Reserve announced in September 2012, Quantitative Easing, “QE3,” in which it would purchase mortgage-backed securities and longer-term Treasury securities. Through QE3, the Federal Reserve initially purchased mortgage-backed securities at a rate of $40 billion per month and longer-term Treasury securities at a rate of $45 billion per month. Beginning in 2014, the Federal Open Market Committee ("FOMC") of the Federal Reserve has been steadily tapering the purchases of securities. In June 2014, the FOMC announced that beginning in July, it would reduce the pace of asset purchases to $15 billion for mortgage-backed securities and $20 billion per month for longer-term Treasury securities. Furthermore, it was stated that if incoming economic information supported the FOMC's expectations regarding labor market conditions and inflation, the Federal Reserve would likely further reduce the pace of asset purchases in the future; however, decisions regarding the Federal Reserve's asset purchases remain contingent upon meeting FOMC expectations. There is no stated end date associated with this round of Quantitative Easing. The FOMC is also issuing disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the June 2014 meeting, the FOMC reaffirmed their intent to keep the federal funds rate exceptionally low, between 0% and 0.25%, so long as progress is made toward their employment and inflation objectives.
In 2008, the federal government took control of The Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") in an effort to keep the government sponsored entities from failing. The primary functions of Fannie Mae and Freddie Mac are to provide liquidity to the nation's mortgage finance system by purchasing mortgages on the secondary market, pooling them and selling them as mortgage-backed securities. In order to securitize, Fannie Mae and Freddie Mac typically require the purchase of title insurance for loans that they acquire. Since taking control, there have been various discussions and proposals regarding their reform. Changes to these entities could impact the entire mortgage loan process and, as a result, could affect the demand for title insurance.  The timing and results of reform are currently unknown; however, any changes to these entities could impact the Company and its results of operations.

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
The CFPB, Office of the Comptroller of Currency and the Federal Reserve have issued memorandums to banks which have heightened their focus on vetting third party providers and may affect the Company's agents and approved providers.  Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in state legislatures and before various insurance regulatory agencies. The Company regularly monitors such proposals, but the likelihood and timing of passage of any such regulation, and the possible effects of any such regulation on the Company and its subsidiaries, cannot be determined at this time.
Overall, the economy has been recovering from the downturn with positive projections going forward. The MBA June 20, 2014 Economic and Mortgage Finance Commentary projects 2014 real gross domestic product growth of approximately 2.2% and a decline in the unemployment rate to 6.0% by the end of 2014. The 10-Year Treasury rate is expected to increase slightly to 2.8% in the fourth quarter of 2014, the result of the FOMC taper and international unrest creating demand for safer U.S. Treasury securities. Positive trends in home prices are expected to continue, but the combination of higher interest rates, new regulations and low housing inventories will impact transactional volume.
Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.
Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments.  Actual results could differ from these estimates.  During the six months ended June 30, 2014, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

Results of Operations

The following table presents certain income statement data for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net premiums written	$29,849,853	$30,429,761	$54,759,105	$54,355,758
Investment income - interest and dividends	1,039,435	925,047	2,065,851	1,845,532
Net realized gain on investments	92,082	55,272	584,219	71,616
Other	2,240,183	2,283,320	4,266,452	4,268,767
Total Revenues	33,221,553	33,693,400	61,675,627	60,541,673

Operating Expenses:
Commissions to agents	18,346,381	17,608,789	33,802,659	31,098,220
Provision for claims	294,281	996,870	2,669,664	607,812
Salaries, employee benefits and payroll taxes	6,454,930	6,249,723	12,640,691	12,400,473
Office occupancy and operations	1,246,644	1,026,108	2,426,971	2,100,341
Business development	511,763	452,353	1,029,657	881,086
Filing fees, franchise and local taxes	225,343	188,950	414,943	369,520
Premium and retaliatory taxes	546,091	530,524	840,565	971,047
Professional and contract labor fees	666,909	535,207	1,354,967	1,110,544
Other	250,167	234,826	459,951	381,162
Total Operating Expenses	28,542,509	27,823,350	55,640,068	49,920,205

Income before Income Taxes	4,679,044	5,870,050	6,035,559	10,621,468

Provision for Income Taxes	1,281,000	1,846,000	1,652,000	3,211,000

Net Income Attributable to the Company	$3,373,598	$4,005,675	$4,360,036	$7,382,405
Insurance and Other Services Revenues

Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income and exchange services income.  Investment income and realized investment gains and losses are not included in insurance and other services revenues and are discussed separately under “Investment Related Revenues” below.

Title Orders – Title orders issued decreased 19.4% in the first six months of 2014 to 99,126 compared with 122,992 title orders in the same period in 2013.  The decrease in title orders from 2013 is primarily attributable to a decline in refinance transactions. Title orders did not move proportionally with premiums due to a higher proportion of purchase transactions. Purchase transactions typically have higher premium rates than refinance transactions.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies.  Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	%	2013	%	2014	%	2013	%
Home and Branch	$6,275,362	21.0%	$7,332,764	24.1%	$11,107,041	20.3%	$13,116,393	24.1%
Agency	23,574,491	79.0%	23,096,997	75.9%	43,652,064	79.7%	41,239,365	75.9%
Total	$29,849,853	100.0%	$30,429,761	100.0%	$54,759,105	100.0%	$54,355,758	100.0%

Home and Branch Office Net Premiums – In the Company's home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations decreased 14.4% and 15.3% for the three and six months ended June 30, 2014, respectively, compared with the same prior year periods.  The decrease in 2014 net premiums for home and branch operations primarily reflects a decrease in refinance transactions, partially offset by an increase in purchase transactions.  All of the Company's home office operations and the majority of its branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina policies.

Agency Net Premiums – When a policy is written through a title agency, the agent retains the majority of the title premium collected, with the balance remitted to the title underwriter for bearing the risk of loss in the event that a claim is made under the title insurance policy.  Agency net premiums written increased 2.1% and 5.9% for the three and six months ended June 30, 2014, respectively, compared with the same prior year periods. The increase in 2014 net agency premiums primarily reflects an increase in in purchase transactions for Texas policies.

Following is a schedule of net premiums written for the three and six months ended June 30, 2014 and 2013 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently write insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State	2014	2013	2014	2013
Texas	$11,351,769	$6,378,120	$22,973,490	$11,299,109
North Carolina	8,359,773	9,590,855	14,657,806	17,125,721
South Carolina	1,651,129	2,354,504	3,154,204	4,675,554
Virginia	1,385,055	1,465,820	2,208,660	2,732,715
Michigan	1,129,068	1,727,908	1,946,312	3,047,453
Georgia	730,882	573,038	1,925,038	1,247,658
All Others	5,254,755	8,401,033	7,926,194	14,320,755
Premiums	29,862,431	30,491,278	54,791,704	54,448,965
Reinsurance Assumed	—	2,970	28,472	3,470
Reinsurance Ceded	(12,578)	(64,487)	(61,071)	(96,677)
Net Premiums Written	$29,849,853	$30,429,761	$54,759,105	$54,355,758

Texas premiums have increased due to the strength of the Texas market, while the declines in most states primarily relates to the shift in the mix of business from refinance to purchase and the decline in refinance transactions.

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $2,240,183 and $4,266,452 for the three and six month periods ended June 30, 2014, respectively, compared with $2,283,320 and $4,268,767 for the same prior year periods.   The decrease for the three months ended June 30, 2014, primarily related to a decrease in fee income partially offset by increases in exchange services revenues, trust income and management services income. The decrease for the six months ended June 30, 2014 primarily related to decreases in fee income and earnings of unconsolidated affiliates, partially offset by increases in trust income, exchange services revenues and management services income.

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

Investment income was $1,039,435 and $2,065,851 for the three and six months ended June 30, 2014, respectively, compared with $925,047 and $1,845,532 for the same periods in 2013.  The increase in investment income for the three and six months ended June 30, 2014 was due primarily to higher levels of interest and dividends received in conjunction with a larger portfolio of both fixed maturities and equity securities.

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

The net realized gain on investments was $92,082 and $584,219 for the three and six months ended June 30, 2014, respectively, compared with $55,272 and $71,616 for the same periods in 2013.  The 2014 year-to-date gain includes impairment charges of $10,062 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $594,281.  The 2013 year-to-date gain includes impairment charges of $34,070 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $105,686. Management believes unrealized losses on remaining fixed income and equity securities at June 30, 2014 are temporary in nature.

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

Expenses

The Company's operating expenses consist primarily of commissions to agents, provision for claims, salaries, employee benefits and payroll taxes, and office occupancy and operations.  Operating expenses increased 2.6% and 11.5% for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. For the three months ended June 30, 2014, expenses increased primarily due to increases in commissions, office occupancy and operations, and salaries, employee benefits and payroll taxes, partially offset by a decrease in the provision for claims. For the six months ended June 30, 2014, expenses increased primarily due to increases in commissions to agents and the provision for claims.

Following is a summary of the Company's operating expenses for the three and six months ended June 30, 2014 and 2013.  Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	%	2013	%	2014	%	2013	%
Title Insurance	$27,202,614	95.3%	$26,244,237	94.3%	$52,639,736	94.6%	$46,802,408	93.8%
All Other	1,339,895	4.7%	1,579,113	5.7%	3,000,332	5.4%	3,117,797	6.2%
Total	$28,542,509	100.0%	$27,823,350	100.0%	$55,640,068	100.0%	$49,920,205	100.0%

On a combined basis, after-tax profit margins were 10.2% and 7.1% for the three and six months ended June 30, 2014, respectively, and 11.9% and 12.2% for the three and six months ended June 30, 2013, respectively.

Commissions – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents increased 4.2% and 8.7% for the three and six months ended June 30, 2014, respectively, compared with the same prior year periods.  Commission expense as a percentage of net premiums written by agents was 77.8% and 77.4% for the three and six months ended June 30, 2014, respectively, compared with 76.2% and 75.4% for the same period in 2013. Commissions increased at a higher rate than premiums due to the geographic mix of agent business. Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provision for Claims – The provision for claims as a percentage of net premiums written was 1.0% and 4.9% for the three and six months ended June 30, 2014, respectively, compared with 3.3% and 1.1% for the same periods in 2013. For the three months ended June 30, 2014, the decrease in the provision for claims primarily related to favorable experience in recent policy years. For the six months ended June 30, 2014, the increase in the provision for claims primarily related to unusually high favorable development occurring in the same prior year period.

The increase in the loss provision rate for the six months ended June 30, 2014 from the 2013 level resulted in approximately $2,057,000 more in reserves than would have been recorded at the lower 2013 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $2,401,664 and $918,812 for the six months ended June 30, 2014 and 2013, respectively.

Reserves for Claims – At June 30, 2014, the total reserve for claims was $35,628,000.  Of that total, approximately $4,966,000 was reserved for specific claims, and approximately $30,662,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes – Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $6,454,930 and $12,640,691 for the three and six months ended June 30, 2014, respectively, compared with $6,249,723 and $12,400,473 in the same prior year periods.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 19.4% and 20.5% for the three and six months ended June 30, 2014, respectively, compared with 18.5% and 20.5% for the same prior year periods. The increases for the three and six months ended June 30, 2014 primarily relate to additional headcount and accrued benefits, partially offset by a decline in incentive compensation.

Office Occupancy and Operations – Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Office occupancy and operations expenses were $1,246,644 and $2,426,971 for the three and six months ended June 30, 2014, respectively, compared with $1,026,108 and $2,100,341 for the same prior year periods. As a percentage of total revenues, office occupancy and operations expenses were 3.8% and 3.9% for the three and six months ended June 30, 2014, respectively, compared with 3.0% and 3.5% for the same prior year periods.  The increase in expenses in 2014 primarily related to increases in depreciation, hardware upgrade projects, insurance and maintenance expenses.

Business Development – Business development expenses primarily include marketing and travel-related expenses. Business development expenses were $511,763 and $1,029,657 for the three and six months ended June 30, 2014, respectively, compared with $452,353 and $881,086 for the same prior year periods. Business development expenses increased 13.1% and 16.9% for the three and six months ended June 30, 2014, respectively, compared with the same prior year periods primarily due to increased marketing expenses.

Filing Fees, Franchise and Local Taxes – Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes.  Filing fees, franchise and local tax expenses were $225,343 and $414,943 for the three and six months ended June 30, 2014, respectively, compared with $188,950 and $369,520 for the same prior year periods.

Premium and Retaliatory Taxes – Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute.  Premium tax rates vary from state to state; accordingly, the total premium tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.8% and 1.5% for the three and six months ended June 30, 2014 compared with 1.7% and 1.8% for the same prior year periods.

Professional and Contract Labor Fees – Professional and contract labor fees were $666,909 and $1,354,967 for the three and six months ended June 30, 2014, respectively, compared with $535,207 and $1,110,544 for the same prior year periods.  The increases for the three and six months ended June 30, 2014 were primarily attributable to increases in consulting fees associated with the Company's ongoing software initiatives.

Other Expenses – Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation to transaction volume of the title segment and the trust division.

Income Taxes

The provision for income taxes was $1,281,000 and $1,652,000 for the three and six months ended June 30, 2014, respectively, compared with $1,846,000 and $3,211,000 for the same prior year periods.  Income tax expense as a percentage of earnings before income taxes was 27.4% for both three and six months ended June 30, 2014, compared with 31.4% and 30.2% for the same prior year periods.  The decrease in the effective rate for 2014 from 2013 was primarily due to a lower proportion of taxable to tax-exempt income.  The effective income tax rate for both 2014 and 2013 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income.  Tax-exempt income lowers the effective tax rate.

Management believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through June 30, 2014 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Net cash flows (used in) provided by operating activities were $(613,344) and $4,786,276 for the six months ended June 30, 2014 and 2013, respectively.  Cash flows from operating activities decreased in 2014 from 2013, primarily due to a decrease in net income, the timing of payable disbursements and higher claim payments, partially offset by an increase in the provision for claims and the impact of the change in receivables.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and operating requirements.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends.  In 2014, the Company had a higher level of investment purchase activity compared with the prior year.

The net effect of all activities on total cash and cash equivalents was a decrease of $4,124,875 in 2014 and an increase of $5,592,118 in 2013.  As of June 30, 2014, the Company held cash and cash equivalents of $19,501,886, short-term investments of $9,695,708, fixed maturity securities of $90,978,622 and equity securities of $38,193,808.

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

The Company’s investment portfolio is classified as available-for-sale.  The Company reviews the status of each of its securities quarterly to determine whether an other-than-temporary impairment has occurred.

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

Purchase of Company Stock – On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Company's repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to this approval, the Company purchased 8,823 shares for the six months ended June 30, 2014 and 19,460 for the same period in 2013 at an average per share price of $66.20 and $70.82, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and alternative uses for such cash.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property.  ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverses exchange property held by the Company for the purpose of completing such transactions totaled approximately $90,569,000 and $76,037,000 as of June 30, 2014 and December 31, 2013, respectively.  These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income.  The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

No material changes in the Company’s market risk or market strategy occurred during the quarter ended June 30, 2014.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1, as well as Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1a.    Risk Factors

There have been no material changes in risks previously disclosed under Item 1a. of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 and Annual Report on Form 10-K for the year ended December 31, 2013 .

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended June 30, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				423,782
April 2014	—	$—	—	423,782
May 2014	—	$—	—	423,782
June 2014	8,323	$65.40	8,323	415,459
Total:	8,323	$65.40	8,323	415,459

For the quarter ended June 30, 2014, the Company purchased an aggregate of 8,323 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was announced publicly on June 5, 2000.  On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Company's repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  August 8, 2014