Form 10-Q
period 2014-09-30
INVESTORS TITLE CO
filed 2014-11-06
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes         No     X

As of October 17, 2014, there were 2,028,818 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2014 and December 31, 2013
(Unaudited)

	September 30, 2014	December 31, 2013
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014: $90,366,745; 2013: $87,980,160)	$94,995,138	$91,445,413
Equity securities, available-for-sale, at fair value (cost: 2014: $23,498,121; 2013: $22,200,369)	37,461,674	36,144,065
Short-term investments	6,154,749	7,926,373
Other investments	7,950,676	7,247,831
Total investments	146,562,237	142,763,682

Cash and cash equivalents	23,622,522	23,626,761
Premium and fees receivable	8,489,096	8,750,224
Accrued interest and dividends	1,151,250	1,006,698
Prepaid expenses and other assets	8,677,087	7,466,141
Property, net	5,369,084	4,325,538
Current income taxes recoverable	1,624,024	366,772
Total Assets	$195,495,300	$188,305,816

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$36,252,000	$35,360,000
Accounts payable and accrued liabilities	18,683,691	20,324,190
Deferred income taxes, net	5,893,471	4,013,983
Total liabilities	60,829,162	59,698,173

Commitments and Contingencies	—	—

Redeemable Noncontrolling Interest	—	545,489

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock - no par value (10,000,000 authorized shares; 2,028,818 and 2,037,135 shares issued and outstanding 2014 and 2013, respectively, excluding 291,676 shares for 2014 and 2013 of common stock held by the Company's subsidiary)	1	1
Retained earnings	122,545,561	116,714,749
Accumulated other comprehensive income	12,120,576	11,347,404
Total stockholders’ equity	134,666,138	128,062,154
Total Liabilities and Stockholders’ Equity	$195,495,300	$188,305,816

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine September 30, 2014 and 2013
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Net premiums written	$26,356,835	$30,431,560	$81,115,940	$84,787,318
Investment income - interest and dividends	1,064,995	990,338	3,130,846	2,835,870
Net realized gain on investments	8,689	261,938	592,908	333,554
Other	2,077,711	1,921,403	6,344,163	6,190,170
Total Revenues	29,508,230	33,605,239	91,183,857	94,146,912

Operating Expenses:
Commissions to agents	14,440,264	18,142,697	48,242,923	49,240,917
Provision (benefit) for claims	1,507,814	(3,037,101)	4,177,478	(2,429,289)
Salaries, employee benefits and payroll taxes	6,609,425	7,133,497	19,250,116	19,533,970
Office occupancy and operations	1,257,009	1,165,772	3,683,980	3,266,112
Business development	552,215	606,549	1,581,872	1,487,635
Filing fees, franchise and local taxes	233,079	141,373	648,022	510,893
Premium and retaliatory taxes	491,927	592,717	1,332,492	1,563,764
Professional and contract labor fees	621,305	404,206	1,976,272	1,514,749
Other	196,702	179,006	656,653	560,170
Total Operating Expenses	25,909,740	25,328,716	81,549,808	75,248,921

Income before Income Taxes	3,598,490	8,276,523	9,634,049	18,897,991

Provision for Income Taxes	1,004,000	2,733,000	2,656,000	5,944,000

Net Income	2,594,490	5,543,523	6,978,049	12,953,991

Net Income Attributable to Redeemable Noncontrolling Interest	—	(27,725)	(23,523)	(55,788)

Net Income Attributable to the Company	$2,594,490	$5,515,798	$6,954,526	$12,898,203

Basic Earnings per Common Share	$1.28	$2.67	$3.42	$6.26

Weighted Average Shares Outstanding – Basic	2,028,818	2,069,081	2,033,637	2,059,226

Diluted Earnings per Common Share	$1.28	$2.66	$3.41	$6.19

Weighted Average Shares Outstanding – Diluted	2,032,644	2,074,940	2,038,875	2,083,560

Cash Dividends Paid per Common Share	$0.08	$0.08	$0.24	$0.24

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine September 30, 2014 and 2013
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$2,594,490	$5,543,523	$6,978,049	$12,953,991
Other comprehensive (loss) income, before tax:
Amortization (accretion) related to prior year service cost	554	(380)	1,663	(1,139)
Amortization of unrecognized loss	—	1,573	—	4,720
Unrealized (losses) gains on investments arising during the period	(960,948)	1,115,120	2,023,167	1,864,591
Reclassification adjustment for sales of securities included in net income	(6,534)	(261,938)	(840,170)	(367,624)
Reclassification adjustment for write-downs of securities included in net income	—	—	—	34,070
Other comprehensive (loss) income, before tax	(966,928)	854,375	1,184,660	1,534,618
Income tax expense related to postretirement health benefits	188	415	565	1,228
Income tax (benefit) expense related to unrealized (losses) gains on investments arising during the year	(332,034)	385,115	699,001	645,438
Income tax benefit related to reclassification adjustment for sales of securities included in net income	(2,328)	(89,575)	(288,078)	(126,173)
Income tax expense related to reclassification adjustment for write-downs of securities included in net income	—	—	—	13,134
Net income tax (benefit) expense on other comprehensive (loss) income	(334,174)	295,955	411,488	533,627
Other comprehensive (loss) income	(632,754)	558,420	773,172	1,000,991
Comprehensive Income	$1,961,736	$6,101,943	$7,751,221	$13,954,982
Comprehensive income attributable to redeemable noncontrolling interest	—	(27,725)	(23,523)	(55,788)
Comprehensive Income Attributable to the Company	$1,961,736	$6,074,218	$7,727,698	$13,899,194

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2013	2,043,359	$1	$105,820,459	$8,818,430	$114,638,890
Net income attributable to the Company			12,898,203		12,898,203
Dividends ($0.24 per share)			(494,903)		(494,903)
Shares of common stock repurchased and retired	(26,436)		(1,881,323)		(1,881,323)
Stock options and stock appreciation rights exercised	49,999		75,797		75,797
Share-based compensation expense			62,108		62,108
Amortization related to postretirement health benefits				2,353	2,353
Net unrealized gain on investments				998,638	998,638
Income tax benefit from share-based compensation			938,090		938,090
Balance, September 30, 2013	2,066,922	$1	$117,418,431	$9,819,421	$127,237,853

Balance, January 1, 2014	2,037,135	$1	$116,714,749	$11,347,404	$128,062,154
Net income attributable to the Company			6,954,526		6,954,526
Dividends ($0.24 per share)			(488,127)		(488,127)
Shares of common stock repurchased and retired	(9,824)		(652,657)		(652,657)
Stock options and stock appreciation rights exercised	1,507		27,100		27,100
Share-based compensation expense			88,291		88,291
Amortization related to postretirement health benefits				1,098	1,098
Net unrealized gain on investments				772,074	772,074
Purchase of redeemable noncontrolling interest of subsidiary			(114,320)		(114,320)
Income tax benefit from share-based compensation			15,999		15,999
Balance, September 30, 2014	2,028,818	$1	$122,545,561	$12,120,576	$134,666,138

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$6,978,049	$12,953,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	583,979	444,689
Amortization, net	458,635	378,947
Amortization related to postretirement benefits obligation	1,663	3,581
Share-based compensation expense related to stock options	88,291	62,108
Net loss on the disposals of property	6,487	778
Net realized gain on investments	(592,908)	(333,554)
Net earnings from other investments	(990,657)	(1,050,854)
Provision (benefit) for claims	4,177,478	(2,429,289)
Provision for deferred income taxes	1,468,000	3,833,000
Changes in assets and liabilities:
Decrease in receivables	261,128	1,278,965
Increase in other assets	(1,407,762)	(2,771,634)
Increase in current income taxes recoverable	(1,257,252)	(1,708,257)
(Decrease) increase in accounts payable and accrued liabilities	(1,640,499)	5,853,711
Decrease in current income taxes payable	—	(1,336,824)
Payments of claims, net of recoveries	(3,285,478)	(1,832,711)
Net cash provided by operating activities	4,849,154	13,346,647

Investing Activities
Purchases of available-for-sale securities	(13,572,217)	(14,833,885)
Purchases of short-term investments	(2,923,269)	(4,886,789)
Purchases of other investments	(1,036,110)	(1,330,327)
Proceeds from sales and maturities of available-for-sale securities	10,321,679	7,321,758
Proceeds from sales and maturities of short-term investments	4,694,893	3,065,790
Proceeds from sales and distributions of other investments	1,050,427	1,761,362
Proceeds from sales of other assets	26,233	22,808
Purchase of redeemable noncontrolling interest of subsidiary	(515,275)	—
Purchases of property	(1,649,412)	(1,063,985)
Proceeds from the sale of property	15,400	17,335
Net cash used in investing activities	(3,587,651)	(9,925,933)

Financing Activities
Repurchases of common stock	(652,657)	(1,881,323)
Exercises of stock options and SARs	27,100	75,797
Distributions to noncontrolling interest	(168,057)	—
Excess tax benefits related to exercise of stock options and SARs	15,999	938,090
Dividends paid	(488,127)	(494,903)
Net cash used in financing activities	(1,265,742)	(1,362,339)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,239)	2,058,375
Cash and Cash Equivalents, Beginning of Period	23,626,761	20,810,018
Cash and Cash Equivalents, End of Period	$23,622,522	$22,868,393

Consolidated Statements of Cash Flows, continued
	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$2,443,000	$4,243,300
Non Cash Investing and Financing Activities
Non cash net unrealized gain on investments, net of deferred tax provision of $(410,923) and $(532,399) for 2014 and 2013, respectively	$(772,074)	$(998,638)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Reclassification – Certain 2013 amounts in the accompanying unaudited Consolidated Financial Statements have been reclassified to conform to the 2014 classifications. These reclassifications had no effect on stockholders’ equity or net income as previously reported.

Immaterial Classification Correction – During the nine months ended September 30, 2013, the Company realized $938,090 in excess tax benefits associated with the exercise of stock options and stock appreciation rights (“SARs”). Such amounts were mistakenly classified as part of operating activities rather than financing activities. Accordingly, the Consolidated Statements of Cash Flows have been corrected. The correction resulted in a decrease to previously reported operating cash flows and an increase to financing cash flows in the amount of $938,090 for the nine months ended September 30, 2013. There was no impact to the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity or to the Company’s cash position.

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

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the nine months ended September 30, 2014 and the year ended December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
Balance, beginning of period	$35,360,000	$39,078,000
Provision (benefit), charged to operations	4,177,478	(571,596)
Payments of claims, net of recoveries	(3,285,478)	(3,146,404)
Ending balance	$36,252,000	$35,360,000

The total reserve for all reported and unreported losses the Company incurred through September 30, 2014 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2014.  Management continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	September 30, 2014%		December 31, 2013%
Known title claims	$5,342,132	14.7	$4,670,809	13.2
IBNR	30,909,868	85.3	30,689,191	86.8
Total loss reserves	$36,252,000	100.0	$35,360,000	100.0

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

Note 3 - Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future services that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in retained earnings, if any, are assumed to be used to repurchase shares in the current period.  The number of incremental dilutive potential common shares, calculated using the treasury stock method, was 3,826 and 5,859 for the three months ended September 30, 2014 and 2013, respectively, and 5,238 and 24,334 for the nine months ended September 30, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to the Company	$2,594,490	$5,515,798	$6,954,526	$12,898,203
Weighted average common shares outstanding – Basic	2,028,818	2,069,081	2,033,637	2,059,226
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	3,826	5,859	5,238	24,334
Weighted average common shares outstanding – Diluted	2,032,644	2,074,940	2,038,875	2,083,560
Basic earnings per common share	$1.28	$2.67	$3.42	$6.26
Diluted earnings per common share	$1.28	$2.66	$3.41	$6.19

There were 3,000 potential shares excluded from the computation of diluted earnings per share for the three months ended September 30, 2014. There were no potential shares excluded from the computation of diluted earnings per share for the three months ended September 30, 2013. There were no potential shares excluded from the computation of diluted earnings per share for the nine months ended September 30, 2014. There were 3,000 potential shares excluded from the computation of diluted earnings per share for the nine months ended September 30, 2013. These potential shares were anti-dilutive because the underlying share awards were out-of-the-money.

The Company has adopted employee stock award plans under which restricted stock, and options or SARs to acquire shares (not to exceed 500,000 shares) of the Company's stock, may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant.  SARs and options (which have predominantly been incentive stock options) awarded under the plans thus far generally expire in five to ten years from the date of grant and are exercisable and vest: immediately; within one year; or at 10% to 20% per year beginning on the date of grant.  All SARs issued to date have been share-settled only.

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	98,150	$30.74	3.17	$2,871,710
SARs granted	3,000	71.59
SARs exercised	(79,500)	28.77
Options exercised	(2,650)	28.63
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of December 31, 2013	19,000	$45.74	3.43	$669,610
SARs granted	4,500	68.70
SARs exercised	(1,500)	49.04
Options exercised	(1,000)	27.21
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of September 30, 2014	21,000	$51.30	3.90	$459,810

Exercisable as of September 30, 2014	18,750	$49.22	3.57	$449,685

Unvested as of September 30, 2014	2,250	$68.70	6.64	$10,125

During the second quarters of both 2014 and 2013, the Company issued a total of 3,000 share-settled SARs to the directors of the Company.  SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company's stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted average fair values for the SARs issued during 2014 and 2013 were $28.98 and $27.55, respectively.

The weighted average fair values for SARs issued during 2014 and 2013 were estimated using the weighted average assumptions shown in the table below:

	2014	2013
Expected life in years	6.9	5.0
Volatility	39.9%	44.6%
Interest rate	2.1%	1.3%
Yield rate	0.4%	0.5%

There was approximately $88,000 and $62,000 of compensation expense relating to SARs or options vesting on or before September 30, 2014 and 2013, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of September 30, 2014, there was approximately $65,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately 5 months.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended September 30, 2014 and 2013:

Three Months Ended September 30, 2014	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$27,381,759	$1,517,927	$(465,140)	$28,434,546
Investment income	956,894	131,435	(23,334)	1,064,995
Net realized gain on investments	5,781	2,908	—	8,689
Total revenues	$28,344,434	$1,652,270	$(488,474)	$29,508,230
Operating expenses	24,940,774	1,416,685	(447,719)	25,909,740
Income before income taxes	$3,403,660	$235,585	$(40,755)	$3,598,490
Total assets	$152,813,417	$42,681,883	$—	$195,495,300

Three Months Ended September 30, 2013	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$31,343,108	$1,396,309	$(386,454)	$32,352,963
Investment income	919,819	93,854	(23,335)	990,338
Net realized gain on investments	250,600	11,338	—	261,938
Total revenues	$32,513,527	$1,501,501	$(409,789)	$33,605,239
Operating expenses	24,212,255	1,485,494	(369,033)	25,328,716
Income before income taxes	$8,301,272	$16,007	$(40,756)	$8,276,523
Total assets	$151,795,001	$37,362,629	$—	$189,157,630

Nine Months Ended September 30, 2014	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$84,257,427	$4,418,659	$(1,215,983)	$87,460,103
Investment income	2,823,098	377,750	(70,002)	3,130,846
Net realized gain on investments	536,309	56,599	—	592,908
Total revenues	$87,616,834	$4,853,008	$(1,285,985)	$91,183,857
Operating expenses	78,256,239	4,457,289	(1,163,720)	81,549,808
Income before income taxes	$9,360,595	$395,719	$(122,265)	$9,634,049
Total assets	$152,813,417	$42,681,883	$—	$195,495,300

Nine Months Ended September 30, 2013	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$88,063,272	$4,004,766	$(1,090,550)	$90,977,488
Investment income	2,626,642	279,231	(70,003)	2,835,870
Net realized gain (loss) on investments	341,674	(8,120)	—	333,554
Total revenues	$91,031,588	$4,275,877	$(1,160,553)	$94,146,912
Operating expenses	71,657,966	4,629,241	(1,038,286)	75,248,921
Income (loss) before income taxes	$19,373,622	$(353,364)	$(122,267)	$18,897,991
Total assets	$151,795,001	$37,362,629	$—	$189,157,630

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement estimated to total $7,001,000 and $6,580,000 as of September 30, 2014 and December 31, 2013, respectively.  The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded.  These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets.  The following sets forth the net periodic benefits cost for the executive benefits for the periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost – benefits earned during the year	$3,666	$3,946	$11,000	$11,837
Interest cost on the projected benefit obligation	7,618	7,103	22,854	21,309
Amortization (accretion) of unrecognized prior service cost	554	(380)	1,663	(1,139)
Amortization of unrecognized losses	—	1,573	—	4,720
Net periodic benefits costs	$11,838	$12,242	$35,517	$36,727

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of September 30, 2014 and December 31, 2013, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices were unavailable due to the failure of auctions.  The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of these securities was $1,000,000 as of September 30, 2014 and December 31, 2013,  with approximately 97.0% as of September 30, 2014 and December 31, 2013, guaranteed by the U.S. Department of Education.

Some of the inputs to ARS valuation are unobservable in the market and are significant – therefore, the Company utilizes another third party pricing service to assist in the determination of the fair market value of these securities.  This service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of September 30, 2014 and December 31, 2013:

	2014	2013
Cumulative probability of earning maximum rate until maturity	—%	—%
Cumulative probability of principal returned prior to maturity	95.3%	95.6%
Cumulative probability of default at some future point	4.7%	4.4%

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

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of September 30, 2014 and December 31, 2013.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.  Level 3 assets are comprised solely of ARS.

As of September 30, 2014	Level 1	Level 2	Level 3	Total
Short-term Investments	$6,154,749	$—	$—	$6,154,749
Equity Securities
Common stock and nonredeemable preferred stock	37,461,674	—	—	37,461,674
Fixed Maturities
Obligations of states and political subdivisions*	—	73,611,895	—	73,611,895
Corporate debt securities*	—	20,449,843	933,400	21,383,243
Total	$43,616,423	$94,061,738	$933,400	$138,611,561

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Short-term Investments	$7,926,373	$—	$—	$7,926,373
Equity Securities
Common stock and nonredeemable preferred stock	36,144,065	—	—	36,144,065
Fixed Maturities
Obligations of states and political subdivisions*	—	72,091,721	—	72,091,721
Corporate debt securities*	—	18,417,992	935,700	19,353,692
Total	$44,070,438	$90,509,713	$935,700	$135,515,851

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

Cost-basis investments

The estimated fair value of cost-basis investments is calculated from the book value of the underlying entities, which is not materially different from the fair market value of the underlying entity. These items are included in other investments in the Consolidated Balance Sheets.

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

The carrying amounts and fair values of these financial instruments (please note investments are disclosed in a previous table) as of September 30, 2014 and December 31, 2013 are presented in the following table:

As of September 30, 2014	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash	$23,622,522	$23,622,522	$23,622,522	$—	$—
Cost-basis investments	2,472,639	2,639,778	—	—	2,639,778
Accrued dividends and interest	1,151,250	1,151,250	1,151,250	—	—
Total Financial Assets	$27,246,411	$27,413,550	$24,773,772	$—	$2,639,778

As of December 31, 2013	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash	$23,626,761	$23,626,761	$23,626,761	$—	$—
Cost-basis investments	1,927,429	2,069,302	—	—	2,069,302
Accrued dividends and interest	1,006,698	1,006,698	1,006,698	—	—
Total Financial Assets	$26,560,888	$26,702,761	$24,633,459	$—	$2,069,302
Financial Liabilities
Contingent consideration	$341,250	$341,250	$—	$—	$341,250
Total Financial Liabilities	$341,250	$341,250	$—	$—	$341,250

The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the period ended September 30, 2014 and the year ended December 31, 2013:

Changes in fair value during the period ended:	2014	2013
Beginning balance at January 1	$935,700	$932,200
Redemptions and sales	—	—
Realized gain – included in net realized gain on investments	—	—
Unrealized (loss) gain - included in other comprehensive income	(2,300)	3,500
Ending balance, net	$933,400	$935,700

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), consisting solely of contingent acquisition consideration, for the period ended September 30, 2014 and the year ended December 31, 2013:

Changes in fair value during the period ended:	2014	2013
Beginning balance at January 1	$341,250	$691,250
Addition of contingent consideration	—	—
Payment for contingent consideration	(341,250)	(350,000)
Ending balance, net	$—	$341,250

Certain cost method investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of September 30, 2014 and December 31, 2013. The following table summarizes the corresponding estimated fair value hierarchy of such investments at September 30, 2014 and December 31, 2013 and the related impairments recognized:

As of September 30, 2014	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investments	Fair Value	Yes	$—	$—	$22,682	$22,682	$(10,062)
Total cost method investments			$—	$—	$22,682	$22,682	$(10,062)

As of December 31, 2013	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost method investments	Fair Value	Yes	$—	$—	$32,744	$32,744	$(34,070)
Total cost method investments			$—	$—	$32,744	$32,744	$(34,070)

Note 7 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

As of September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value –
General obligations of U.S. states, territories and political subdivisions	$32,951,738	$1,712,365	$9,432	$34,654,671
Special revenue obligations of U.S. states, territories and political subdivisions	36,825,975	2,198,181	66,932	38,957,224
Corporate debt securities	19,667,522	828,301	45,980	20,449,843
Auction rate securities	921,510	11,890	—	933,400
Total	$90,366,745	$4,750,737	$122,344	$94,995,138
Equity securities, available-for-sale, at fair value –
Common stocks and nonredeemable preferred stocks	$23,498,121	$14,093,549	$129,996	$37,461,674
Total	$23,498,121	$14,093,549	$129,996	$37,461,674
Short-term investments –
Certificates of deposit and other	$6,154,749	$—	$—	$6,154,749
Total	$6,154,749	$—	$—	$6,154,749

As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value –
General obligations of U.S. states, territories and political subdivisions	$38,449,309	$1,922,862	$184,351	$40,187,820
Special revenue obligations of U.S. states, territories and political subdivisions	30,874,571	1,234,130	204,800	31,903,901
Corporate debt securities	17,736,608	789,840	108,456	18,417,992
Auction rate securities	919,672	16,028	—	935,700
Total	$87,980,160	$3,962,860	$497,607	$91,445,413
Equity securities, available-for-sale, at fair value –
Common stocks and nonredeemable preferred stocks	$22,200,369	$14,052,780	$109,084	$36,144,065
Total	$22,200,369	$14,052,780	$109,084	$36,144,065
Short-term investments –
Certificates of deposit and other	$7,926,373	$—	$—	$7,926,373
Total	$7,926,373	$—	$—	$7,926,373

The special revenue category for both periods presented includes at least 30 individual bonds with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at September 30, 2014 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$14,547,375	$14,803,090
Due after one year through five years	44,788,571	47,138,500
Due five years through ten years	29,035,883	30,523,431
Due after ten years	1,994,916	2,530,117
Total	$90,366,745	$94,995,138

Realized gains and losses on investments for the nine months ended September 30 are summarized as follows:

	2014	2013
Gross realized gains:
Corporate debt securities	$4,286	$—
Common stocks and nonredeemable preferred stocks	1,013,931	365,922
Total	$1,018,217	$365,922
Gross realized losses:
Common stocks and nonredeemable preferred stocks	$(178,047)	$(21,106)
Total	$(178,047)	$(21,106)
Net realized gain from securities	$840,170	$344,816
Net realized (losses) gains on other investments:
Impairments of other investments	$(10,062)	$(34,070)
Gains on other investments	26,234	25,308
Losses on other investments	(263,434)	(2,500)
Total	$(247,262)	$(11,262)
Net realized gain on investments	$592,908	$333,554

Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the fair value of the securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2014 and December 31, 2013:

	Less than 12 Months		12 Months or Longer		Total
As of September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$922,479	$(682)	$1,116,489	$(8,750)	$2,038,968	$(9,432)
Special revenue obligations of U.S. states, territories and political subdivisions	2,283,793	(7,168)	1,169,553	(59,764)	3,453,346	(66,932)
Corporate debt securities	4,450,175	(45,980)	—	—	4,450,175	(45,980)
Total fixed income securities	$7,656,447	$(53,830)	$2,286,042	$(68,514)	$9,942,489	$(122,344)
Equity securities	$1,295,803	$(99,394)	$138,240	$(30,602)	$1,434,043	$(129,996)
Total temporarily impaired securities	$8,952,250	$(153,224)	$2,424,282	$(99,116)	$11,376,532	$(252,340)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$4,198,012	$(184,351)	$—	$—	$4,198,012	$(184,351)
Special revenue obligations of U.S. states, territories and political subdivisions	11,010,093	(204,800)	—	—	11,010,093	(204,800)
Corporate debt securities	5,942,570	(108,456)	—	—	5,942,570	(108,456)
Total fixed income securities	$21,150,675	$(497,607)	$—	$—	$21,150,675	$(497,607)
Equity securities	$2,035,971	$(72,998)	$244,929	$(36,086)	$2,280,900	$(109,084)
Total temporarily impaired securities	$23,186,646	$(570,605)	$244,929	$(36,086)	$23,431,575	$(606,691)

As of September 30, 2014, the Company held $9,942,489 in fixed maturity securities with unrealized losses of $122,344.  As of December 31, 2013, the Company held $21,150,675 in fixed maturity securities with unrealized losses of $497,607.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of September 30, 2014, the Company held $1,434,043 in equity securities with unrealized losses of $129,996.  As of December 31, 2013, the Company held $2,280,900 in equity securities with unrealized losses of $109,084.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 21 and 26 securities had unrealized losses at September 30, 2014 and December 31, 2013, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During the nine months ended September 30, 2014 and 2013, the Company recorded no other-than-temporary impairment charges for securities.  For the 2013 fiscal year, the Company recorded no other-than-temporary impairment charges for securities. Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

Note 8 – Commitments and Contingencies

Legal Proceedings – The Company and its subsidiaries are involved in legal proceedings that are incidental to their business. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings, will not, in the aggregate, be material to the Company’s consolidated financial condition or operations.

Regulation – The Company’s title insurance and trust subsidiaries are regulated by various federal, state and local governmental agencies and are subject to various audits and inquiries. It is the opinion of management based on its present expectations that these audits and inquiries will not have a material impact on the Company’s consolidated financial condition or operations.

Escrow and Trust Deposits – As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  However, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $106,475,000 and $76,037,000 as of September 30, 2014 and December 31, 2013, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Note 9 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investment in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of September 30, 2014	As of December 31, 2013
Consolidated Balance Sheets
Other investments	$5,478,000	$5,320,000
Premiums and fees receivable	$708,000	$657,000

Financial Statement Classification,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Income	2014	2013	2014	2013
Net premiums written	$3,116,000	$3,328,000	$8,677,000	$10,686,000
Other income	$447,000	$381,000	$1,423,000	$1,450,000
Commissions to agents	$2,109,000	$2,311,000	$5,880,000	$7,324,000

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

The contingent payment arrangement in the membership interest purchase and sale agreement required that the purchase price for the 70% majority interest was to be paid over a two year period and was determined by multiplying United’s actual GAAP net income for the first full 24 calendar months subsequent to closing by an agreed upon factor.  In no event was the purchase price for the majority interest to exceed $1,041,250.  The acquisition date fair value of the total consideration to be transferred was $1,041,250.  This fair value total was equal to $350,000 ITIC had already paid toward the purchase price, as well as $691,250 in estimated contingent payments.  During the second quarter of 2013, ITIC paid an additional $350,000 toward the purchase price. During the second quarter of 2014, ITIC paid the remaining $341,250 of the purchase price. The resulting contingent payments of $0 and $341,250 are categorized in the Consolidated Balance Sheets as accounts payable and accrued liabilities as of September 30, 2014 and December 31, 2013, respectively.

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

The following table provides the effects of changes in ITIC's ownership interest in United, and the resulting impact on the Company's equity:

	September 30, 2014	December 31, 2013
Net income attributable to the Company	$6,954,526	$14,708,210
Transfers from the redeemable controlling interest:
Decrease in paid-in capital for purchase of redeemable noncontrolling interest	(114,320)	—
Net transfers from noncontrolling interest	(114,320)	—
Change from net income attributable to the Company and transfers from redeemable noncontrolling interest	$6,840,206	$14,708,210

As certain provisions of the membership interest purchase and sale agreement placed the acquisition of the remaining 30% of United by ITIC out of ITIC’s control, the noncontrolling interest in United was deemed redeemable.  The redeemable noncontrolling interest was presented outside of permanent equity, as redeemable equity in the Consolidated Balance Sheets.  On the acquisition date, the fair value of the redeemable noncontrolling interest was $446,250. The fair value of the redeemable noncontrolling interest was based on the noncontrolling interest’s share of the value of net assets.

The following table provides a reconciliation of total redeemable equity for the periods ended September 30, 2014 and December 31, 2013:

Changes in carrying value during the period ended:	September 30, 2014	December 31, 2013
Beginning balance at January 1	$545,489	$493,861
Net income attributable to redeemable noncontrolling interest	23,523	88,528
Distributions to noncontrolling interest	(168,057)	(36,900)
Purchase of redeemable noncontrolling interest	(515,275)	—
Additional paid-in capital for purchase of noncontrolling interest	114,320	—
Balance, net	$—	$545,489

Fair valuation methods used for the identifiable tangible net assets acquired in the acquisition make use of discounted cash flows using current interest rates.  The fair value of identifiable net tangible assets at the acquisition date was $5,600.  Identifiable assets acquired included cash and fixed assets.  Liabilities assumed consisted of notes payable.

The transaction was accounted for using the acquisition method required by ASC 805, Business Combinations.  Accordingly, the Company recognized the required identifiable intangible assets of United.  There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service.  At acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships.  The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated.  The referral relationships are being amortized over a 12-year period using the straight-line method.  At September 30, 2014 and December 31, 2013, accumulated amortization of intangible assets was $174,210 and $121,947, respectively.  Net intangible assets of $1,307,690 and $1,359,953 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013.  In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amount may not be recoverable, and therefore determined that the intangible assets assigned to United were not impaired at September 30, 2014.

Note 11 – Accumulated Other Comprehensive Income

The following tables provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended September 30, 2014 and 2013:

Three Months Ended September 30, 2014	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at July 1	$12,800,951	$(47,621)	$12,753,330
Other comprehensive loss before reclassifications	(628,914)	—	(628,914)
Amounts reclassified from accumulated other comprehensive (loss) income	(4,206)	366	(3,840)
Net current-period other comprehensive (loss) income	(633,120)	366	(632,754)
Ending balance	$12,167,831	$(47,255)	$12,120,576

Three Months Ended September 30, 2013	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at July 1	$9,361,879	$(100,878)	$9,261,001
Other comprehensive income before reclassifications	730,005	—	730,005
Amounts reclassified from accumulated other comprehensive income	(172,363)	778	(171,585)
Net current-period other comprehensive income	557,642	778	558,420
Ending balance	$9,919,521	$(100,100)	$9,819,421

Nine Months Ended September 30, 2014	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,395,757	$(48,353)	$11,347,404
Other comprehensive income before reclassifications	1,324,166	—	1,324,166
Amounts reclassified from accumulated other comprehensive income	(552,092)	1,098	(550,994)
Net current-period other comprehensive income	772,074	1,098	773,172
Ending balance	$12,167,831	$(47,255)	$12,120,576

Nine Months Ended September 30, 2013	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$8,920,883	$(102,453)	$8,818,430
Other comprehensive income before reclassifications	1,219,153	—	1,219,153
Amounts reclassified from accumulated other comprehensive income	(220,515)	2,353	(218,162)
Net current-period other comprehensive income	998,638	2,353	1,000,991
Ending balance	$9,919,521	$(100,100)	$9,819,421

The following tables provides significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended September 30, 2014 and 2013:

Three Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$6,534
Other-than-temporary impairments	—
Total	$6,534	Net realized gain on investment
Tax	(2,328)	Provision for Income Taxes
Net of Tax	$4,206
Amortization related to postretirement benefit plans:
Prior year service cost	$(554)
Unrecognized gain (loss)	—
Total	$(554)	(a)
Tax	188	Provision for Income Taxes
Net of Tax	$(366)
Reclassifications for the period	$3,840

Three Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$261,938
Other-than-temporary impairments	—
Total	$261,938	Net realized gain on investment
Tax	(89,575)	Provision for Income Taxes
Net of Tax	$172,363
Accretion (amortization) related to postretirement benefit plans:
Prior year service cost	$380
Unrecognized loss	(1,573)
Total	$(1,193)	(a)
Tax	415	Provision for Income Taxes
Net of Tax	$(778)
Reclassifications for the period	$171,585

Nine Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$840,170
Other-than-temporary impairments	—
Total	$840,170	Net realized gain on investment
Tax	(288,078)	Provision for Income Taxes
Net of Tax	$552,092
Amortization related to postretirement benefit plans:
Prior year service cost	$(1,663)
Unrecognized gain (loss)	—
Total	$(1,663)	(a)
Tax	565	Provision for Income Taxes
Net of Tax	$(1,098)
Reclassifications for the period	$550,994

Nine Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$367,624
Other-than-temporary impairments	(34,070)
Total	$333,554	Net realized gain on investment
Tax	(113,039)	Provision for Income Taxes
Net of Tax	$220,515
Accretion (amortization) related to postretirement benefit plans:
Prior year service cost	$1,139
Unrecognized loss	(4,720)
Total	$(3,581)	(a)
Tax	1,228	Provision for Income Taxes
Net of Tax	$(2,353)
Reclassifications for the period	$218,162

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

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Total revenues from the title segment accounted for 95.4% of the Company's revenues for the nine months ended September 30, 2014.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.

There are two basic types of title insurance policies - one for the mortgage lender and one for the real estate owner.  A lender often requires property owners to purchase title insurance to protect its position as a holder of a mortgage loan, but the lender’s title insurance policy does not protect the property owner.  The property owner has to purchase a separate owner’s title insurance policy to protect its investment.  When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property.  If a claim is made against real property, title insurance provides indemnification against insured defects.
The Company issues title insurance policies through issuing agencies and also directly through home and branch offices.  Issuing agents are typically real estate attorneys or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory.  The ability to attract and retain issuing agents is a key determinant of the Company’s growth in title insurance premiums written.
Revenues for this segment primarily result from purchases of new and existing residential and commercial real estate, refinance activity and certain other types of mortgage lending such as home equity lines of credit.
Volume is a factor in the Company’s profitability due to fixed operating costs which are incurred by the Company regardless of title insurance premium volume.  The resulting operating leverage tends to amplify the impact of changes in volume on the Company’s profitability.  The Company’s profitability also depends, in part, upon its ability to manage its investment portfolio to maximize investment returns and minimize risks such as interest rate changes, defaults and impairments of assets.
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
Real estate activity, home sales and mortgage lending are cyclical in nature. Title insurance premiums are closely related to the level of real estate activity and the average price of real estate sales. The availability of funds to finance purchases directly affects real estate sales. Other factors include mortgage interest rates, consumer confidence, economic conditions, supply and demand and family income levels. The Company’s title insurance premiums in future periods are likely to fluctuate due to these and other factors which are beyond management’s control.

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
The Mortgage Bankers Association's (“MBA”) September 17, 2014 Mortgage Finance Forecast ("MBA Forecast") projects 2014 mortgage originations to decrease 42.6% from 2013 levels to $1,007 billion, purchase activity to decrease 12.7% to $569 billion and refinance activity to decrease 60.3% to $438 billion. In 2013, refinance activity accounted for 62.8% of all mortgage originations and is projected to represent 43.5% of mortgage originations in 2014.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 4.24% and 3.88% for the nine months ended September 30, 2014 and 2013, respectively. According to the MBA Forecast, refinance activity is expected to be significantly lower in 2014 as mortgage interest rates rise to a projected 4.5% in the fourth quarter of 2014.
In efforts to stimulate the economy, the Federal Reserve announced in September 2012 Quantitative Easing, “QE3,” in which it would purchase mortgage-backed securities and longer-term Treasury securities. Through QE3, the Federal Reserve initially purchased mortgage-backed securities at a rate of $40 billion per month and longer-term Treasury securities at a rate of $45 billion per month. Beginning in 2014, the Federal Open Market Committee ("FOMC") of the Federal Reserve has been steadily tapering the purchases of securities. In September 2014, the FOMC announced that beginning in October, it would reduce the pace of asset purchases to $5 billion for mortgage-backed securities and $10 billion per month for longer-term Treasury securities. The FOMC voted at its October 2014 meeting to conclude the QE3 program at the end of the month. The FOMC is also issuing disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the October 2014 meeting, the FOMC reaffirmed its intent to keep the federal funds rate exceptionally low, between 0% and 0.25%, so long as progress is made toward its employment and inflation objectives.
In 2008, the federal government took control of The Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") in an effort to keep these government sponsored entities from failing. The primary functions of Fannie Mae and Freddie Mac are to provide liquidity to the nation's mortgage finance system by purchasing mortgages on the secondary market, pooling them and selling them as mortgage-backed securities. In order to securitize, Fannie Mae and Freddie Mac typically require the purchase of title insurance for loans they acquire. Since taking control, there have been various discussions and proposals regarding their reform. Changes to these entities could impact the entire mortgage loan process and, as a result, could affect the demand for title insurance.  The timing and results of reform are currently unknown; however, any changes to these entities could affect the Company and its results of operations.
On October 20, 2014, the Federal Housing Finance Agency ("FHFA"), which regulates Fannie Mae and Freddie Mac, announced that Fannie Mae and Freddie Mac are negotiating guidelines with mortgage lenders that may result in less strict lending requirements and lower barriers to mortgage loans for borrowers who are seeking access to home loans. The FHFA has noted it intends to clarify the rules that allow Fannie Mae and Freddie Mac to require mortgage lenders to repurchase troubled loans. The FHFA also seeks to increase the supply of credit, particularly to creditworthy lower and middle-income families, by collaborating with mortgage lenders to provide guidelines for mortgage loans with down payments as low as three percent.

On November 20, 2013, the Consumer Financial Protection Bureau (“CFPB”), which enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance covering the real estate settlement industry, released a final rule to integrate mortgage disclosures under the RESPA and the Truth in Lending Act (“TILA”). The final rule goes into effect in August 2015. Under this rule, the early disclosure forms required by TILA and the good faith estimate required by RESPA have been combined into one form, titled the Loan Estimate. The final disclosure required by TILA and the HUD-1 settlement statement required by RESPA have been combined into one form, titled the Closing Disclosure. The Company is currently assessing the impact that this rule will have on both direct and agency operations in terms of processes and procedures, systems and compliance costs.
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
Overall, the economy has been recovering from the downturn with positive projections going forward. The MBA September 17, 2014 Economic Forecast projects 2014 real gross domestic product growth of approximately 2.0% and a decline in the unemployment rate to 5.9% by the end of 2014. The 10-Year Treasury rate is expected to increase slightly to 2.7% in the fourth quarter of 2014. Despite the overall positive economic projections, the housing sector continues to produce mixed results. Transactional volume continues to be low resulting from sluggish income growth, declining household mobility and rising student loan debt. Mortgage originations are declining; however, the national average loan size for mortgage applications continues to rise.
Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.
Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments.  Actual results could differ from these estimates.  During the nine months ended September 30, 2014, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

Results of Operations

The following table presents certain income statement data for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Net premiums written	$26,356,835	$30,431,560	$81,115,940	$84,787,318
Investment income - interest and dividends	1,064,995	990,338	3,130,846	2,835,870
Net realized gain on investments	8,689	261,938	592,908	333,554
Other	2,077,711	1,921,403	6,344,163	6,190,170
Total Revenues	29,508,230	33,605,239	91,183,857	94,146,912

Operating Expenses:
Commissions to agents	14,440,264	18,142,697	48,242,923	49,240,917
Provision (benefit) for claims	1,507,814	(3,037,101)	4,177,478	(2,429,289)
Salaries, employee benefits and payroll taxes	6,609,425	7,133,497	19,250,116	19,533,970
Office occupancy and operations	1,257,009	1,165,772	3,683,980	3,266,112
Business development	552,215	606,549	1,581,872	1,487,635
Filing fees, franchise and local taxes	233,079	141,373	648,022	510,893
Premium and retaliatory taxes	491,927	592,717	1,332,492	1,563,764
Professional and contract labor fees	621,305	404,206	1,976,272	1,514,749
Other	196,702	179,006	656,653	560,170
Total Operating Expenses	25,909,740	25,328,716	81,549,808	75,248,921

Income before Income Taxes	3,598,490	8,276,523	9,634,049	18,897,991

Provision for Income Taxes	1,004,000	2,733,000	2,656,000	5,944,000

Net Income Attributable to the Company	$2,594,490	$5,515,798	$6,954,526	$12,898,203
Insurance and Other Services Revenues

Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income and exchange services income.  Investment income and realized investment gains and losses are not included in insurance and other services revenues and are discussed separately under “Investment Related Revenues” below.

Title Orders – Title orders issued decreased 17.5% in the first nine months of 2014 to 152,103 compared with 184,448 title orders in the same period in 2013.  The decrease in title orders from 2013 is primarily attributable to a decline in the number of refinance transactions. Title orders did not move proportionally with premiums due to an increasing proportion of purchase transactions. Purchase transactions typically have higher premium rates than refinance transactions.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies.  Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	%	2013	%	2014	%	2013	%
Home and Branch	$6,815,125	25.9%	$6,630,345	21.8%	$17,922,166	22.1%	$19,746,738	23.3%
Agency	19,541,710	74.1%	23,801,215	78.2%	63,193,774	77.9%	65,040,580	76.7%
Total	$26,356,835	100.0%	$30,431,560	100.0%	$81,115,940	100.0%	$84,787,318	100.0%

Home and Branch Office Net Premiums – In the Company's home and branch operations, the Company issues the title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations increased 2.8% and decreased 9.2% for the three and nine months ended September 30, 2014, respectively, compared with the same prior year periods.  For the nine months ended September 30, 2014, the decrease in net premiums for home and branch operations primarily reflects a decrease in refinance transactions, partially offset by an increase in purchase transactions.  All of the Company's home office operations and the majority of its branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina title insurance policies.

Agency Net Premiums – When a policy is written through a title agency, the premium is shared between the agency and the underwriter.  Total premiums include an estimate of premiums for policies which have been issued, but not reported as of the balance sheet date.  To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the policy effective date and the date the policies are reported.  From time to time, the Company adjusts the inputs to the estimation as agents report transactions and new information becomes available.  In addition to estimating revenues, the Company also estimates and accrues agent commissions, claims provision, premium taxes, income taxes, and other expenses associated with the estimated revenues which have been accrued. The Company reflects any adjustments to the accruals in the result of operations in the period in which new information becomes available.

Agency net premiums written decreased 17.9% and 2.8% for the three and nine months ended September 30, 2014, respectively, compared with the same prior year periods. For the three months ended September 30, 2014, agency net premiums written decreased primarily due to reductions in estimated unreported agency premiums of approximately $2,000,000, as well as a decrease in the number of refinance transactions.  For the nine months ended September 30, 2014, the decrease in net premiums written was primarily attributable to a decrease in the number of refinance transactions.

Following is a schedule of net premiums written for the three and nine months ended September 30, 2014 and 2013 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently write insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State	2014	2013	2014	2013
Texas	$6,900,659	$9,154,882	$29,874,149	$20,453,991
North Carolina	8,717,897	8,419,776	23,375,703	25,545,497
South Carolina	2,620,089	2,874,305	5,774,293	7,549,859
Virginia	1,361,935	1,377,122	3,570,595	4,109,837
Georgia	1,293,562	770,865	3,218,600	2,018,523
Michigan	885,508	1,224,679	2,831,820	4,272,132
All Others	4,621,412	6,648,730	12,547,606	20,969,485
Premiums	26,401,062	30,470,359	81,192,766	84,919,324
Reinsurance Assumed	6,895	—	35,367	3,470
Reinsurance Ceded	(51,122)	(38,799)	(112,193)	(135,476)
Net Premiums Written	$26,356,835	$30,431,560	$81,115,940	$84,787,318

For the nine months ended September 30, 2014, Texas premiums written have increased due to an increase in the number of purchase transactions, primarily in prior quarters, while the declines in most states relates primarily to the decline in the number of refinance transactions.

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $2,077,711 and $6,344,163 for the three and nine months ended September 30, 2014, respectively, compared with $1,921,403 and $6,190,170 for the same prior year periods.  The increase for the three months ended September 30, 2014, primarily related to an increase in management services income, earnings of unconsolidated affiliates and exchange services revenues. The increase for the nine months ended September 30, 2014 primarily related to increases in exchange services income, trust income and management services income, partially offset by decreases in fee income and earnings of unconsolidated affiliates.

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

Investment income was $1,064,995 and $3,130,846 for the three and nine months ended September 30, 2014, respectively, compared with $990,338 and $2,835,870 for the same periods in 2013.  The increase in investment income for the three and nine months ended September 30, 2014 was due primarily to higher levels of interest and dividends earned in conjunction with a larger portfolio of both fixed maturities and equity securities.

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

The net realized gain on investments was $8,689 and $592,908 for the three and nine months ended September 30, 2014, respectively, compared with $261,938 and $333,554 for the same periods in 2013.  The 2014 year-to-date gain includes impairment charges of $10,062 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $602,970.  The 2013 year-to-date gain includes impairment charges of $34,070 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $367,624. Management believes unrealized losses on remaining fixed income and equity securities at September 30, 2014 are temporary in nature.

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

Expenses

The Company's operating expenses consist primarily of commissions to agents, provision for claims, salaries, employee benefits and payroll taxes, and office occupancy and operations.  Operating expenses increased 2.3% and 8.4% for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. For the three months ended September 30, 2014, expenses increased primarily due to an increase in the provision for claims, partially offset by decreases in commissions, and salaries, employee benefits and payroll taxes. For the nine months ended September 30, 2014, expenses increased primarily due to increases in the provision for claims, professional fees, and office occupancy and operations, partially offset by decreases in commissions, and salaries, employee benefits and payroll taxes.

Following is a summary of the Company's operating expenses for the three and nine months ended September 30, 2014 and 2013.  Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	%	2013	%	2014	%	2013	%
Title Insurance	$24,513,591	94.6%	$23,856,076	94.2%	$77,153,327	94.6%	$70,658,484	93.9%
All Other	1,396,149	5.4%	1,472,640	5.8%	4,396,481	5.4%	4,590,437	6.1%
Total	$25,909,740	100.0%	$25,328,716	100.0%	$81,549,808	100.0%	$75,248,921	100.0%

On a combined basis, after-tax profit margins were 8.8% and 7.6% for the three and nine months ended September 30, 2014, respectively, and 16.4% and 13.7% for the three and nine months ended September 30, 2013, respectively.

Commissions – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  Commissions to agents decreased 20.4% and 2.0% for the three and nine months ended September 30, 2014, respectively, compared with the same prior year periods.  Commission expense as a percentage of net premiums written by agents was 73.9% and 76.3% for the three and nine months ended September 30, 2014, respectively, compared with 76.2% and 75.7% for the same period in 2013. Commissions decreased primarily due to a decrease in premiums written by agents. Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provision (benefit) for Claims – The provision (benefit) for claims as a percentage of net premiums written was 5.7% and 5.2% for the three and nine months ended September 30, 2014, respectively, compared with (10.0)% and (2.9)% for the same periods in 2013. For the three and nine months ended September 30, 2014, the increase in the provision for claims primarily related to the prior year reduction in the reserves for claims of approximately $2,400,000. The reduction in reserves during the prior year reflected a change in estimate related to certain actuarial assumptions stemming from improved claims experience in recent post-recession policy years.

The increase in the loss provision rate for the nine months ended September 30, 2014 from the 2013 level resulted in approximately $6,502,000 more in reserves than would have been recorded at the lower 2013 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $3,285,478 and $1,832,711 for the nine months ended September 30, 2014 and 2013, respectively.

Reserves for Claims – At September 30, 2014, the total reserve for claims was $36,252,000.  Of that total, approximately $5,342,000 was reserved for specific claims, and approximately $30,910,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes – Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $6,609,425 and $19,250,116 for the three and nine months ended September 30, 2014, respectively, compared with $7,133,497 and $19,533,970 in the same prior year periods.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 22.4% and 21.1% for the three and nine months ended September 30, 2014, respectively, compared with 21.2% and 20.7% for the same prior year periods. The decreases in expenses for the three and nine months ended September 30, 2014 primarily relate to a decline in incentive compensation, and accrued benefits and payroll taxes, partially offset by an increase in salaries.

Office Occupancy and Operations – Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Office occupancy and operations expenses were $1,257,009 and $3,683,980 for the three and nine months ended September 30, 2014, respectively, compared with $1,165,772 and $3,266,112 for the same prior year periods. As a percentage of total revenues, office occupancy and operations expenses were 4.3% and 4.0% for the three and nine months ended September 30, 2014, respectively, compared with 3.5% and 3.5% for the same prior year periods.  The increases in expenses in 2014 primarily related to increases in depreciation, hardware upgrade projects, office rent and utilities, and contract services expenses.

Business Development – Business development expenses primarily include marketing and travel-related expenses. Business development expenses were $552,215 and $1,581,872 for the three and nine months ended September 30, 2014, respectively, compared with $606,549 and $1,487,635 for the same prior year periods. Business development expenses decreased 9.0% and increased 6.3% for the three and nine months ended September 30, 2014, respectively, compared with the same prior year periods. The decrease for the three months ended September 30, 2014 primarily related to a decrease in marketing expenses. The increase for the nine months ended September 30, 2014 primarily related to an increase in marketing expenses.

Filing Fees, Franchise and Local Taxes – Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes.  Filing fees, franchise and local tax expenses were $233,079 and $648,022 for the three and nine months ended September 30, 2014, respectively, compared with $141,373 and $510,893 for the same prior year periods.

Premium and Retaliatory Taxes – Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute.  Premium tax rates vary from state to state; accordingly, the total premium tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.9% and 1.6% for the three and nine months ended September 30, 2014 compared with 1.9% and 1.8% for the same prior year periods.

Professional and Contract Labor Fees – Professional and contract labor fees were $621,305 and $1,976,272 for the three and nine months ended September 30, 2014, respectively, compared with $404,206 and $1,514,749 for the same prior year periods.  The increases for the three and nine months ended September 30, 2014 were primarily attributable to increases in consulting fees associated with the Company's ongoing software initiatives.

Other Expenses – Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation to transaction volume of the title segment and the trust division.

Income Taxes

The provision for income taxes was $1,004,000 and $2,656,000 for the three and nine months ended September 30, 2014, respectively, compared with $2,733,000 and $5,944,000 for the same prior year periods.  Income tax expense as a percentage of earnings before income taxes was 27.9% and 27.6% for the three and nine months ended September 30, 2014, respectively, compared with 33.0% and 31.5% for the same prior year periods.  The decrease in the effective rate for 2014 from 2013 was primarily due to a lower proportion of taxable to tax-exempt income.  The effective income tax rate for both 2014 and 2013 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income.  Tax-exempt income lowers the effective tax rate.

Management believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through September 30, 2014 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Net cash flows provided by operating activities were $4,849,154 and $13,346,647 for the nine months ended September 30, 2014 and 2013, respectively.  Cash flows from operating activities decreased in 2014 from 2013, primarily due to a decrease in net income, the timing of payable disbursements, lower deferred tax expense, and higher claim payments, partially offset by an increase in the provision for claims.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and operating requirements.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends.  In 2014, the Company had a lower level of investment purchase activity and higher proceeds from investing activities compared with the prior year.

The net effect of all activities on total cash and cash equivalents was a decrease of $4,239 in 2014 and an increase of $2,058,375 in 2013.  As of September 30, 2014, the Company held cash and cash equivalents of $23,622,522, short-term investments of $6,154,749, fixed maturity securities of $94,995,138 and equity securities of $37,461,674.

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

Purchase of Company Stock – On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Company's repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to this approval, the Company purchased 9,824 shares for the nine months ended September 30, 2014 and 26,436 for the same period in 2013 at an average per share price of $66.43 and $71.17, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and alternative uses for such cash.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property.  ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverses exchange property held by the Company for the purpose of completing such transactions totaled approximately $106,475,000 and $76,037,000 as of September 30, 2014 and December 31, 2013, respectively.  These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income.  The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

No material changes in the Company’s market risk or market strategy occurred during the quarter ended September 30, 2014.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended September 30, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				415,459
July 2014	1,001	$68.47	1,001	414,458
August 2014	—	$—	—	414,458
September 2014	—	$—	—	414,458
Total:	1,001	$68.47	1,001	414,458

For the quarter ended September 30, 2014, the Company purchased an aggregate of 1,001 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was announced publicly on June 5, 2000.  On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Company's repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  November 6, 2014