Form 10-K
period 2014-12-31
INVESTORS TITLE CO
filed 2015-03-13
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2014
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
Large accelerated filer  [   ]     Accelerated filer  [X]     Non-accelerated filer   [   ] (Do not check if a smaller reporting company)     Smaller reporting company [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  [   ]     No  [X]
The aggregate market value of the common shares held by non-affiliates was $103,384,436 based on the closing sales price on the NASDAQ Stock Market LLC on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014).
As of February 13, 2015, there were 2,013,345 common shares of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 20, 2015 are incorporated by reference in Part III hereof.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission (“SEC”) and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “should,” “could,” “would” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Without limitation, projected developments in the mortgage interest rate and overall economic environment set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Trends and Recent Conditions” constitute forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

•	the Company relies upon the Texas and North Carolina markets for a significant portion of its premiums, comprising approximately 36.5% and 28.4% of premiums written, respectively;

•	the Company receives a significant percentage of its net premiums written from a single title agent;

•	compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;

•	the impact of governmental oversight of service provider’s compliance with Federal Consumer Financial Laws, including title insurance agents;

•	downgrades from a rating agency could result in a loss of underwriting business;

•	the inability of the Company to manage, develop and implement technological advancements and prevent system interruptions or unauthorized system intrusions;

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

OVERVIEW OF THE BUSINESS

The Company’s primary business activity, and its only reportable operating segment, is the issuance of residential and commercial title insurance through ITIC and NITIC. Additionally, the Company provides tax-deferred real property exchange services through its subsidiaries, Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”); investment management and trust services to individuals, trusts and other entities through its subsidiary Investors Trust Company (“Investors Trust”); and management services to title insurance agencies through its subsidiary, Investors Title Management Services (“ITMS”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to the revenues, income and assets attributable to the Company’s primary operating segment.

Title Insurance

Through its two wholly owned title underwriting subsidiaries, ITIC and NITIC, the Company underwrites title insurance for owners and mortgagees as a primary insurer. ITIC and NITIC offer primary title insurance coverage to owners and mortgagees of real estate and assume reinsurance of title insurance risks from other title insurance companies. The commitments and policies are predominantly issued using standard forms approved by the American Land Title Association (“ALTA”).

Title insurance protects against losses resulting from title defects affecting real property. Upon a real estate closing, the seller executes a deed to the new owner, and typically, the property is encumbered with a new mortgage. When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed or mortgage that may give a third party a legal claim against such property. If a claim is made against the title to real property, title insurance provides indemnification against covered defects.

Numerous types of defects could jeopardize the property owner’s or mortgagee’s interest in the property for which a title policy may provide coverage. Such risks include title being vested in an individual or entity other than the insured, lack of a right of access to the property, invalidity or unenforceability of the insured mortgage, or other defects, liens, or encumbrances that make the property unmarketable. The policy may provide coverage for defects arising from prior unsatisfied mortgages, tax liens or confirmed assessments, judgments attaching to the property or encumbrances against the property arising through easements, restrictions or other existing covenants. Title insurance may also protect against deeds or mortgages that were forged or improperly acknowledged or delivered, that were executed by spouses without the other spouse’s signature or that were conveyed by minors or incompetents.

Title Insurance Policies. The Company issues title insurance policies based on a search of public records. The title search documents the current status of title to the property. There are two basic types of title insurance policies - one for the mortgage lender and one for the real property owner. A lender often requires property owners to purchase title insurance to protect the priority of its mortgage loan, but the lender’s title insurance policy does not protect the property owner. The property owner has to purchase a separate owner’s title insurance policy to protect its investment.

Insured Risk on Policies in Force. Generally, the amount of the insured risk under a title insurance policy is equal to the purchase price, the loan amount or the fair market value of the insured property. If a claim is made against an insured property’s title, the insurer can choose to pay the cost of eliminating the covered title defects or to defend the insured party against covered title defects affecting the property. In the alternative, the insurer may opt to pay the policy limits to the insured or, if the loss is less than policy limits, the amount of the insured’s actual loss due to the title defects, at which time the insurer’s duty to defend the claim and all other obligations of the insurer with respect to the claim are satisfied.

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

Losses and Reserves. While most other forms of insurance provide for the assumption of risk of loss arising from unforeseen events, title insurance is based upon a process of loss avoidance. Title insurance generally serves to protect the policyholder from the risk of loss from events that predate the issuance of the policy. Losses on policies typically occur when a title defect is not discovered during the examination and settlement process or upon the occurrence of certain hidden risks which cannot be determined from an accurate search of public land records. The maximum amount of liability under a title insurance policy is generally the face amount of the policy plus the cost of defending the insured’s title against an adverse claim, if agreed to by the insurer prior to payment of loss under the policy, and any inflation protection clause associated with the policy. Reserves for claim losses are established from known claims, as well as estimated losses incurred but not yet reported to the Company based upon historical experience and other factors.

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

Title Insurance Underwriting Operations. ITIC and NITIC issue title insurance through branch operations and affiliated or independent title insurance agents. The Company’s title insurance subsidiaries determine the terms and conditions upon which they will insure title to real property according to the Company’s underwriting standards, policies and procedures. Title insurance premiums written reflect a one-time premium payment, with no recurring premiums.

Generally, premiums for title insurance are recorded and recognized as revenue at the closing of the related transaction, when the earnings process is considered complete. When the policy is issued directly through a branch office, the premiums collected are retained by the Company. When the policy is issued through a title insurance agent, the agent retains a majority of the premium as a commission. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. The percentage of the premium retained by agents varies from region to region and is sometimes regulated by the states where the property is located.

For a description of the level of net premiums written by direct and agency operations, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Geographic Operations. ITIC was incorporated in North Carolina in 1972, and is licensed to write title insurance in 44 states and the District of Columbia. ITIC currently writes title insurance as a primary insurer in 21 states and the District of Columbia, primarily in the eastern half of the United States, and as a reinsurer for NITIC and third party title insurance companies.

NITIC was incorporated in South Carolina in 1973, and is licensed to write title insurance in 20 states and the District of Columbia. In November 2014, NITIC redomesticated to the State of Texas. It currently writes title insurance as a primary insurer in the States of Texas and New York, and as a reinsurer for ITIC.

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

Reinsurance. The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Reinsurance is a contractual arrangement whereby one insurer assumes some or all of the risk exposure written by another insurer. Ceded reinsurance is comprised of excess of loss treaties, which outlines the conditions in which the reinsurance company will pay claims and protect the ceding insurer against losses over certain agreed amounts.

In the ordinary course of business, ITIC and NITIC reinsure certain risks with other title insurers to limit their risk exposure and to comply with state insurance regulations. They also assume reinsurance for certain risks of other title insurers for which they receive additional income in the form of reinsurance premiums. For each of the last three years, revenues from reinsurance activities accounted for less than 1% of total premium volume.

Exchange Services, Investment Management and Trust Services, and Management Services

The Company’s other lines of business include services offered by wholly owned subsidiaries ITEC, ITAC, Investors Trust, and ITMS.

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

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital, surplus and reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, as well as examining and auditing title insurers. At December 31, 2014, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states in which they are licensed. A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various state laws to maintain assets of a defined minimum quality and amount.

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

On November 20, 2013, the CFPB released a final rule to integrate mortgage disclosures under the RESPA and the Truth in Lending Act (“TILA”). The final rule goes into effect in August 2015. Under this rule, the early disclosure forms required by TILA and the good faith estimate required by RESPA have been combined into one form, titled the Loan Estimate. The final disclosure required by TILA and the HUD-1 settlement statement required by RESPA have been combined into one form, titled the Closing Disclosure. The Company is actively preparing for the impact that this rule will have on both direct and agency operations in terms of processes and procedures, systems and compliance costs.
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

CUSTOMER, LENDER AND AGENT CONCENTRATION

The Company is not dependent upon any single title insurance customer or a few customers, and the loss of any single customer would not have a material adverse effect on the Company.

According to data published by Mortgage Daily on March 10, 2014, there are five lending institutions in the United States that account for over 40% of all mortgage originations in the country. These lending institutions benefit from title insurance policies that are purchased by borrowers on the lending institutions’ behalf as a condition to the making of a loan. Refusal by major market lenders to accept our product offerings could have a material adverse effect on the Company.

In 2014, 2013 and 2012, the Company had one agent that accounted for 23.6%, 16.4%, and 14.0% of net premiums written, respectively.

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in municipal government securities and investment grade corporate bonds and equity securities. The Company’s debt and equity securities are classified as available for sale and carried at fair market value. The Company’s investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries. The Company’s investment portfolio is managed internally and via an affiliated entity. The securities in the Company’s portfolio are subject to economic conditions and normal market risks. Equity securities at December 31, 2014 and 2013 consisted of investments in various industry groups. There were not any significant investments in banks, trust or insurance companies at December 31, 2014 or 2013. Short-term investments, which consist primarily of money market instruments and certificates of deposit which have an original maturity of one year or less, are carried at cost, which approximates fair value due to the short duration to maturity. In addition, at December 31, 2014 and 2013, the Company held investments that are accounted for using the equity method (see Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.)

See Note 3 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for the major categories of investments, scheduled maturities, fair values of investment securities and earnings by category.

ENVIRONMENTAL MATTERS

The title insurance policies ITIC and NITIC currently issue exclude any liability for environmental risks and contamination unless a notice of violation relating to an environmental protection law, ordinance or regulation is recorded prior to the date of such policy or the Company issues a specific policy endorsement providing coverage for environmental liens recorded prior to the date of such policy.  The Company has not experienced and does not anticipate that it or its subsidiaries will incur any significant expenses related to environmental claims.

In connection with tax-deferred exchanges of like-kind property, ITEC and ITAC may temporarily hold title to property pursuant to an accommodation titleholder agreement. In order for ITEC and ITAC to enter into such arrangements, each person or entity for which title is being held must first (i) execute an indemnification agreement under which it agrees to indemnify ITEC or ITAC for any environmental or other claims which may arise as a result of the arrangement, and (ii) provide due diligence materials regarding any known environmental issues, in the form of an environmental questionnaire and/or applicable environmental engineering studies, if indicated for review by ITEC or ITAC, as applicable.

EMPLOYEES

The Company and its subsidiaries had 242 full-time employees and 21 part-time employees as of December 31, 2014. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

ADDITIONAL INFORMATION

The Company’s internet address is www.invtitle.com. The contents of the Company’s website are not and shall not be deemed a part of this document or any other Securities and Exchange Commission (“SEC”) filing. The Company makes available free of charge through its internet website its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC, and also makes available the Section 16 reports on Forms 3, 4 and 5 of its insiders no later than the end of the business day following such filings. The information is free of charge and may be reviewed and downloaded from the website at any time. The public may read any material it has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The “Investor Relations” section of the Company’s website also includes its code of business conduct and ethics and the charters of the Audit, Compensation and Nominating Committees of its Board of Directors.

EXECUTIVE OFFICERS OF THE COMPANY
Following is information regarding the executive officers of the Company as of February 26, 2015.  Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	80	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	52	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	48	Executive Vice President, Secretary and Director
J. Allen Fine has been Chief Executive Officer and Chairman of the Board of the Company since its incorporation in 1973.  He also served as President of the Company until May 1997.  He is the father of James A. Fine, Jr. and W. Morris Fine.
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
The demand for the Company’s title insurance and other real estate transaction products and services varies from year to year and is dependent upon, among other factors, the volume of residential and commercial real estate transactions and mortgage financing transactions.  The volume of these transactions has historically been influenced by factors such as the state of the overall economy, the average price level of real estate sales and the availability and pricing of mortgage financing.  During periods of economic uncertainty, or when the availability of mortgage credit is limited or when mortgage interest rates are increasing, real estate activity typically declines. The cyclical nature of the Company’s business has caused volatility in revenue and profitability in the past and could do so in the future.
Demand for title insurance also depends in part upon the requirement by mortgage lenders and other participants in the secondary mortgage market that title insurance policies be obtained on residential and commercial real property.

The Company may experience material losses resulting from fraud, defalcation or misconduct.
Fraud, defalcation and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business.  Agents and approved attorneys typically handle large sums of money in trusts pursuant to the closing of real estate transactions.  Misappropriation of funds by any of these parties could result in title claims, some of which could have a material negative impact on the Company’s results of operations and financial condition.
The Company receives a significant portion of its premiums from one agent. Significant declines in the agent’s business or real estate activity in the agent’s market would have a negative impact on premiums written.
The Company had one agent that accounted for 23.6%, 16.4% and 14.0% of net premiums written for 2014, 2013 and 2012, respectively. A significant decline in premiums received from this agent would have a material negative impact on the Company’s financial results. Such declines could result from declines in real estate activity in the agent’s market, or from the agent using other title insurers. The agent is under no legal commitment to remit a minimum amount of premiums to the Company, and could cease doing so at any time.
The Company relies upon the Texas and North Carolina markets for a significant portion of its premiums.  Changes in the economic or regulatory environments in Texas or North Carolina could have an adverse impact on the Company.

Texas and North Carolina are the largest sources of premium revenue for the Company’s title insurance subsidiaries. In 2014, Texas and North Carolina represented 36.5% and 28.4% of total premiums written by the Company, respectively.  A decrease in the level of real estate activity in either Texas and/or North Carolina, whether driven by depressed economic conditions, changes in regulatory environments or other factors that influence demand, could have a negative impact on the Company’s financial results.

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
Due to the nature of the underlying risks and the high degree of uncertainty associated with the estimation of reserves for claims, the Company cannot determine precisely the amounts which it will ultimately pay to settle its claims.  Factors contributing to the complexity in establishing reserves can include varying loss potentials, timing, unfavorable market or economic conditions and the legal environment. The timing of claims is difficult to estimate as payments may not occur until well into the future. Higher levels of defaults and foreclosures upon insured properties are more prevalent in times of unfavorable economic conditions and can lead to an increase in title insurance claims.  The Company may also incur higher than normal claim payment experience or large losses. To the extent that actual claims experience is greater than estimated, the Company could be required to increase reserves.
Deterioration in financial markets may cause a decline in the performance of the Company’s investments and could have a material adverse impact on net income.
The Company derives a substantial portion of its income from its investment portfolio. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns.  The Company’s investment portfolio is subject to risk from changes in general economic conditions, interest rates, credit markets, and other external factors. The risk of loss is increased during periods of economic uncertainty and tight credit markets as these factors could limit the ability of some issuers to repay their debt obligations. If the carrying value of the Company’s investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of its investments, which could have a material negative impact on the Company’s results of operations and financial condition.

Competition affects the Company’s results of operations.
The title insurance industry is highly competitive.  Key competitive factors are quality of service, price within regulatory parameters, expertise, timeliness and the financial strength and size of the insurer.  Title insurance underwriters compete for premiums by choosing various distribution channels which may include company-owned operations, independent agents and issuing agency relationships with real estate attorneys, subsidiaries of community and regional lending institutions, realtors, builders and other settlement service providers. Title insurance underwriters compete for agents on the basis of service, technology and commission levels.  Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and information than the Company.  The number and size of competing companies varies in the different geographic areas in which the Company operates, and any reductions to current regulatory barriers within any of the different geographic areas could increase the number of competitors entering into the title insurance market.  Competition among the major providers of title insurance or the acceptance of alternative products to traditional title products by the regulatory authorities and the marketplace could adversely affect the Company’s operations and financial condition.
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
The Company and its subsidiaries are also subject to certain federal regulations established by the CFPB, the Office of the Comptroller of Currency, the Federal Reserve and various other governmental agencies. Title insurance subsidiaries are subject to regulations by the CFPB, created by the Dodd-Frank Act. The CFPB has extensive regulatory and enforcement authority over the RESPA, the primary federal regulatory guidance covering the real estate settlement industry. Additionally, the CFPB has issued extensive regulations for the integration of mortgage disclosure which require implementation by August 15, 2015. Extensive efforts by market participants, including the Company, are required to implement these regulations. New regulations, or differing interpretations of existing laws, could have a negative impact on the Company’s results of operations and financial condition.
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
The competitive positions of title insurance companies rely partly on ratings published by independent rating services. Government sponsored entities and lending institutions utilize these ratings, among other items, to evaluate a title insurer’s strength and stability. The Company’s title insurance subsidiaries are currently rated by A.M. Best Company, Kroll Bond Agency and Demotech, Inc. The ratings issued by independent rating agencies are not credit ratings, but represent the opinion of the individual rating agency in regards to the title insurance subsidiaries’ financial strength, operating performance, and ability to meet policy holder obligations. These insurer ratings are subject to periodic review and there can be no assurance that the Company’s insurance subsidiaries will maintain their current respective ratings. A significant downgrade in the ratings of either of the Company’s insurance subsidiaries could negatively impact the ability to compete for new business, retain existing business and maintain the necessary licenses to operate as title insurance companies in various states.
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
The Company may encounter difficulties managing system or technological changes, which could adversely affect its financial and operating results.
Technological changes in the title insurance industry are driven primarily by evolution in technology, competitive factors, and regulatory changes.  These changes have resulted in faster information delivery and efficient, highly automated production processes.  The inability of the Company to manage, develop or successfully implement new systems or technological changes could negatively impact profitability.
The Company relies on distributions from its insurance subsidiaries.
The Company is an insurance holding company and it has no substantial operations of its own.  Its principal assets are investments in its operating subsidiaries, primarily its insurance subsidiaries.  The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans.  The Company’s insurance subsidiaries are subject to regulations that limit the amount of dividends, loans or advances they can make to the Company.  The restriction on these amounts is based on the amount of the insurance subsidiaries’ unassigned surplus and net income, with certain adjustments. Additionally, these subsidiaries are required to maintain minimum amounts of capital, surplus and reserves.  As of December 31, 2014, approximately $90,384,000 of consolidated stockholders’ equity represents the net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company.  In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior approval by the appropriate regulatory body.  These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or fund growth opportunities.
Regulatory investigations of the title insurance industry by governmental entities could adversely impact the Company’s results of operations.
The title insurance industry is subject to increased scrutiny by both federal and state regulators focusing on violations of state insurance codes, RESPA and similar state and federal laws, among others.  The Company’s insurance subsidiaries routinely receive inquiries from regulators involving market conduct. Future inquiries could lead to fines for violations, settlements with regulating authorities that could result in fines or requirements to pay claims and the potential for further regulation, all of which could adversely affect our results of operations and financial condition.

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
The Company has policies and procedures in place to help identify, analyze, and measure the risks associated with the issuance of title insurance policies, investment risks, interest rate risks and legal risks, among others. Because a significant degree of judgment is involved with the establishment of policies and processes as well as the measurement of risks, it is possible not all risks have been identified or anticipated. Misidentified or unanticipated risks could adversely impact the Company and its results of operations.
The Company could be adversely affected by the possible reform of government-sponsored enterprises.
The federal government is currently in discussions regarding reform of The Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).  Fannie Mae and Freddie Mac often require the purchase of title insurance for home loans they securitize.  Changes to these entities could impact the entire mortgage loan process and as a result, could impact the demand for title insurance.  The timing and results of reform are currently unknown; however, changes to these entities could adversely impact the Company and its results of operations.
Unauthorized access to the Company’s systems, or other system interruptions, and unauthorized data disclosures may harm the Company’s reputation, disrupt the Company’s operations, or result in monetary losses.
The Company utilizes electronic systems to deliver products and services, and to conduct major aspects of its business. The Company uses electronic systems to receive, process, store, and transmit data, including non-public consumer and financial information. Non-public information may include, among other things, names, addresses, social security numbers, and banking information. In addition, the Company utilizes electronic systems to receive and transfer money. Events beyond control of the Company, including unauthorized system intrusions, fraud, user input errors, telecommunication failures or natural disasters could disrupt operations both internally and externally, release proprietary and/or non-public information, cause significant loss of corporate funds, or damage corporate assets. To counter these risks, the Company invests significant resources in maintaining the security of our network and adapting to evolving security threats. In addition, the Company further mitigates risks by maintaining cyber-liability insurance coverage.
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
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None

ITEM 2.   PROPERTIES
The Company owns two adjacent office buildings and property located on the corner of North Columbia and West Rosemary streets in Chapel Hill, North Carolina, which serve as the Company’s corporate headquarters.  The main building contains approximately 23,000 square feet and has on-site parking facilities.  The Company’s subsidiaries, principally ITIC and NITIC, lease office space in 32 locations throughout North Carolina, South Carolina, Texas and Nebraska.  The Company believes that each of the office facilities occupied by the Company and its subsidiaries are in good condition, adequately insured and sufficient for its present operations.

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

ITEM 4.   MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data and Dividends

The Common Stock of the Company is traded under the symbol “ITIC” on the NASDAQ Stock Market LLC. The number of record holders of common stock at December 31, 2014 was 315.  The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories. The following table shows, for the periods indicated, the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Global Market, and cash dividends declared.

	2014		2013
	High	Low	High	Low
First Quarter	$82.22	$73.18	$72.96	$60.10
Second Quarter	$76.24	$62.53	$75.02	$66.00
Third Quarter	$82.08	$66.61	$77.62	$67.97
Fourth Quarter	$80.00	$64.41	$83.55	$73.31
The Company paid cash dividends of $0.08 each quarter in 2014 and 2013, respectively.
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
The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended December 31, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				414,458
October 2014	—	$—	—	414,458
November 2014	2,532	73.35	2,532	411,926
December 2014	3,016	72.08	3,016	408,910
Total	5,548	$72.66	5,548	408,910
For the quarter ended December 31, 2014, the Company purchased an aggregate of 5,548 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was announced publicly on June 5, 2000.  On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Common Stock Performance Graph
Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s common stock to the cumulative return of the NASDAQ Composite Index and a peer group consisting of certain companies in the title insurance industry (SIC Code 6361) for the period commencing December 31, 2009 and ending December 31, 2014. The graph assumes that $100 was invested in the Company’s common stock, the NASDAQ Composite Index and the peer group on December 31, 2009 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 6.   SELECTED FINANCIAL DATA
(amounts in thousands except per share data)

For the Year	2014	2013	2012	2011	2010
Net premiums written	$109,964	$113,886	$102,331	$81,529	$61,462
Revenues	123,119	126,251	115,079	90,685	71,309
Investment income	4,260	3,895	3,980	3,595	3,671
Net income attributable to the Company	9,649	14,708	11,102	6,934	6,373

Per Share Data
Basic earnings per common share	$4.75	$7.15	$5.33	$3.22	$2.79
Weighted average shares outstanding – Basic	2,032	2,056	2,082	2,151	2,285
Diluted earnings per common share	$4.74	$7.08	$5.24	$3.20	$2.78
Weighted average shares outstanding – Diluted	2,038	2,077	2,117	2,170	2,290
Cash dividends per share	$0.32	$0.32	$0.29	$0.28	$0.28

At Year-End
Assets	$198,039	$188,306	$171,918	$157,958	$153,485
Investments	159,411	142,764	130,779	125,701	129,998
Stockholders’ equity	137,564	128,062	114,639	106,512	103,929
Book value/share	67.99	62.86	56.10	50.54	45.53

Performance Ratios
Net income attributable to the Company to:
Average stockholders’ equity	7.27%	12.12%	10.04%	6.59%	6.34%
Total revenues	7.84%	11.65%	9.65%	7.65%	8.94%

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

Overview
Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”).  Total revenues from the title segment accounted for 95.5% of the Company’s revenues in 2014.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.
There are two basic types of title insurance policies - one for the mortgage lender and one for the real estate owner.  A lender often requires the property owner to purchase a lender’s title insurance policy to protect its position as a holder of a mortgage loan, but the lender’s title insurance policy does not protect the property owner.  The property owner has to purchase a separate owner’s title insurance policy to protect its investment.  When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property.  If a covered claim is made against real property, title insurance provides indemnification against insured defects.
The Company issues title insurance policies through home and branch offices, independent agents, and issuing agencies.  Issuing agents are typically real estate attorneys or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory.  The ability to attract and retain issuing agents is a key determinant of the Company’s growth in title insurance premiums written.
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
The Company’s trust services division, Investors Trust, provides investment management and trust services to individuals, companies, banks and trusts.  In July 2013, Investors Trust assumed responsibility for the management of all accounts previously managed by ICMC.

ITMS offers various consulting services to provide clients with the technical expertise to start and successfully operate a title insurance agency.
Business Trends and Recent Conditions
Beginning in 2008, the United States economy experienced one of the worst economic downturns in history. Events leading to the recession were primarily the collapse of the housing market and frozen credit markets, prompting the federal government to take unprecedented monetary and fiscal action in an attempt to slow the economic rate of decline and instill consumer confidence. The economy has been gradually recovering from this downturn with the Dow Jones Industrial Average setting and remaining near the all-time high, housing values rebounding and the unemployment rate declining.
Current Initiatives
In efforts to stimulate the economy, the Federal Reserve announced in September 2012 Quantitative Easing, “QE3,” in which it would purchase mortgage-backed securities and longer-term Treasury securities. Through QE3, the Federal Reserve initially purchased mortgage-backed securities at a rate of $40 billion per month and longer-term Treasury securities at a rate of $45 billion per month. Beginning in 2014, the Federal Open Market Committee ("FOMC") of the Federal Reserve has been steadily tapering the purchases of securities, and, voted at its October 2014 meeting to conclude the QE3 program at the end of October 2014. The FOMC is also issuing disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the January 2015 meeting, the FOMC reaffirmed its intent to keep the federal funds rate exceptionally low, between 0% and 0.25%, so long as progress is made toward its employment and inflation objectives.
On October 20, 2014, the Federal Housing Finance Agency ("FHFA"), which regulates the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), announced that Fannie Mae and Freddie Mac were negotiating guidelines with mortgage lenders that could result in less strict lending requirements and lower barriers to mortgage loans for borrowers who are seeking access to home loans. The FHFA noted in its announcement that it intends to clarify the rules that allow Fannie Mae and Freddie Mac to require mortgage lenders to repurchase troubled loans. The FHFA also seeks to increase the supply of credit available, particularly to creditworthy lower and middle-income families, by collaborating with mortgage lenders to provide guidelines for mortgage loans with down payments as low as three percent. In December 2014, both Fannie Mae and Freddie Mac officially approved ninety-seven percent loan-to-value products (three percent down payment mortgages). The Fannie Mae program is targeted for first-time home buyers and became available to lenders in December 2014. The Freddie Mac program, not available to lenders until March 23, 2015, will be available to both first-time home buyers and other qualified borrowers with limited down payment savings.
In an effort to expand home ownership for lower-income buyers, the Federal Housing Authority (“FHA”) announced in January 2015 that it would cut its rates on mortgage insurance premiums. A 30-year FHA insured mortgage with a less than 5% down payment will see mortgage insurance premium rates decrease from 1.35% to 0.85%. A 30-year FHA insured mortgage with more than 5% down payment will see mortgage insurance premium rates decrease from 1.30% to 0.80%. The new rates will take effect on January 26, 2015 and will not apply to borrowers with existing mortgages, unless refinanced, or to 15-year mortgages.
Regulation and Reform
In 2008, the federal government took control of Fannie Mae and Freddie Mac in an effort to keep these government-sponsored entities from failing. The primary functions of Fannie Mae and Freddie Mac are to provide liquidity to the nation's mortgage finance system by purchasing mortgages on the secondary market, pooling them and selling them as mortgage-backed securities. In order to securitize, Fannie Mae and Freddie Mac typically require the purchase of title insurance for loans they acquire. Since taking control, there have been various discussions and proposals regarding their reform. Changes to these entities could impact the entire mortgage loan process and, as a result, could affect the demand for title insurance.  The timing and results of reform are currently unknown; however, any changes to these entities could affect the Company and its results of operations.
On November 20, 2013, the Consumer Financial Protection Bureau (“CFPB”), which enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance covering the real estate settlement industry, released a final rule to integrate mortgage disclosures under the RESPA and the Truth in Lending Act (“TILA”). The final rule goes into effect in August 2015. Under this rule, the early disclosure forms required by TILA and the good faith estimate required by RESPA have been combined into one form, titled the Loan Estimate. The final disclosure required by TILA and the HUD-1 settlement statement required by RESPA have been combined into one form, titled the Closing Disclosure. The Company is actively preparing for the impact that this rule will have on both direct and agency operations in terms of processes and procedures, systems and compliance costs.
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
Real Estate Environment
Overall, the economy has been recovering from the downturn with positive projections going forward. The Mortgage Bankers Association's (“MBA”) January 2015 Economic and Mortgage Finance Commentary predicts 2015 overall economic growth of approximately 2.8% and a decline in the unemployment rate to 5.3% by the end of 2015. While recovery in the housing sector remains slow, improvements are predicted with increases in both housing starts and existing home sales, primarily a result of the economic growth and improved employment conditions.
The MBA January 20, 2015 Mortgage Finance Forecast (“MBA Forecast”) projects 2015 purchase activity to increase 14.7% to $732 billion and refinance activity to decrease 2.7% to $471 billion, combining for total mortgage originations to increase 7.2% to $1,203 billion, all from 2014 levels. In 2014, refinance activity accounted for 43.1% of all mortgage originations and is projected to represent 39.2% of all mortgage originations in 2015.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 4.17%, 3.98% and 3.66% for the years ended December 31, 2014, 2013 and 2012, respectively. According to the MBA Forecast, refinancing is expected to be lower in 2015 as mortgage interest rates continue to climb to a projected 4.8% in the fourth quarter of 2015.
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
Reserves for Claim Losses
The Company’s reserves for claims are established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”).  The total reserve for all losses incurred but unpaid as of December 31, 2014 is represented by the reserve for claims totaling $36,677,000 in the accompanying Consolidated Balance Sheets.  Of that total, approximately $5,365,000 was reserved for specific claims which have been reported to the Company, and approximately $31,312,000 was reserved for IBNR claims.
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
There are key assumptions that materially affect the reserve estimates. During the third quarter of 2013, certain actuarial inputs were changed to provide a more refined IBNR reserve estimate. The Company considered these modifications in actuarial inputs to be a change in estimate. The Company believes that these changes in actuarial inputs were necessary in response to favorable reserve development and claims experience incurred in several policy years reported in the 2013 calendar year.  The approximate impact of the change in estimate for the year ended December 31, 2013 was a reduction of $2,200,000 to the reserves for claims in the Consolidated Balance Sheets, and in the Consolidated Statements of Income, a decrease of $2,200,000 to the provision for claims, an increase of approximately $750,000 in the provision for income taxes and an increase of approximately $1,450,000 in net income, or $0.71 per basic share and $0.70 per diluted share, compared with the amounts that would have been recorded under the Company’s prior estimate. This change in estimate, coupled with several historical policy years which continued to emerge favorably in comparison with prior expectations, contributed to a benefit in the claims provision for 2013. The change in estimate was primarily driven by the following:

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
The key actuarial assumptions are principally loss development factors and expected loss ratios.  The selected loss development factors are based on a combination of the Company’s historical loss experience and title industry loss experience.  Expected loss ratios are estimated for each policy year based on the Company’s own experience and title industry loss ratios.  When updated data is incorporated into the actuarial models, the resulting loss development factors and expected loss ratios will likely change from the prior values.  Changes in these values from 2012 through 2014 have been the result of actual Company and industry experience during the calendar year in addition to changes in assumptions for 2013.
If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased three loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2014 would be as follows:

Increase in Loss Ratio of three percentage points	$2,177,000

Decrease in Loss Ratio of three percentage points	$(2,177,000)
Company management believes that using a sensitivity of three loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the Company’s reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2014.  The ultimate settlement of claims will likely vary from the reserve estimates included in the Company’s Consolidated Financial Statements.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a material adverse effect on the Company’s financial position or operating results.
Premiums Written and Commissions to Agents
Title insurance premiums are generally recognized at the time of closing of the related real estate transaction, as the earnings process is then considered complete.  Policies or commitments are issued upon receipt of final certificates or preliminary reports with respect to titles. Title insurance commissions earned by the Company’s agents, taxes and a provision for claims losses are recognized as expenses concurrent with recognition of related premium revenue.
Generally, the Company’s premium revenues from agency operations include accruals based on estimates.  These accruals estimate unreported agency premiums related to transactions which have settled as of the balance sheet date.  Accruals for premiums from certain agencies are necessary because of the lag between policy effective dates and the reporting of these transactions to the Company by the agents.  The current lag time used in the Company’s estimates typically ranges between 0 and 180 days after the policy effective date, with the majority of agencies reporting within 60 to 90 days.  The lag time is reviewed periodically to monitor accruals. To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the policy effective date and the date the policies are reported.  From time to time, the Company adjusts the inputs to the calculation of these estimates as agents report transactions and information on more current trends becomes available.  In addition to estimating revenues, the Company also estimates and accrues agent commissions, claims provisions, premium taxes, income taxes, and other expenses associated with the estimated revenues which have been accrued. The Company reflects any adjustments to the accruals in the result of operations in the period in which new information becomes available.
Quarterly, the Company evaluates the collectability of receivables. Premiums not collected within 7 months are fully reserved. Write-offs of receivables have not been material to the Company.
Valuation and Impairment of Investments in Securities
Securities held principally for resale in the near term are classified as trading securities and recorded at fair value.  Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax, adjusted for other-than-temporary declines in fair value, reported as accumulated other comprehensive income. As of December 31, 2014 and 2013, all of the Company’s invested securities were classified as available-for-sale.  Realized gains and losses on the sale of investments are determined using the specific identification method.
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

Deferred Taxes
The Company recorded net deferred tax liabilities at December 31, 2014 and 2013.  The deferred tax liabilities recorded during both periods primarily relates to net unrealized gains on investments and recorded reserves for claims, net of statutory premium reserves.   See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the Company’s deferred taxes.
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

Historically, the title insurance business tends to be seasonal as well as cyclical. Because home sales are typically strongest in periods of favorable weather, the first calendar quarter tends to have the lowest activity levels, while the spring and summer seasons tend to be more active. Refinance activity is generally less seasonal, but is subject to interest rate fluctuations.

Results of Operations
The following table presents certain income statement data for the years ended December 31, 2014, 2013 and 2012:

For the Years Ended December 31,	2014	2013	2012
Revenues:
Net premiums written	$109,963,556	$113,886,266	$102,331,102
Investment income - interest and dividends	4,259,501	3,894,608	3,980,411
Net realized gain on investments	268,294	195,800	1,066,239
Other	8,627,935	8,274,823	7,701,340
Total Revenues	123,119,286	126,251,497	115,079,092

Operating Expenses:
Commissions to agents	65,632,353	67,150,810	59,427,070
Provision (benefit) for claims	5,229,716	(571,596)	6,072,115
Salaries, employee benefits and payroll taxes	25,218,225	25,386,511	21,881,540
Office occupancy and operations	5,049,962	4,430,220	3,994,244
Business development	2,333,491	2,145,639	1,856,848
Filing fees, franchise and local taxes	817,909	681,935	846,168
Premium and retaliatory taxes	1,851,767	2,558,227	1,885,760
Professional and contract labor fees	2,676,483	2,171,606	2,420,387
Other	820,882	755,407	615,053
Total Operating Expenses	109,630,788	104,708,759	98,999,185

Income before Income Taxes	13,488,498	21,542,738	16,079,907

Provision for Income Taxes	3,816,000	6,746,000	4,889,000

Net Income Attributable to the Company	$9,648,975	$14,708,210	$11,102,496

Insurance and Other Services Revenue
Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income, and exchange services income.  Investment income and realized investment gains and losses are not included in insurance and other service revenues and are discussed separately under “Investment-Related Revenues” below.  The following is a summary of the Company’s insurance and other services revenues with intersegment eliminations netted with each segment; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

	2014	%	2013	%	2012	%
Title Insurance	$113,592,742	95.8%	$117,522,872	96.2%	$105,931,024	96.3%
All Other	4,998,749	4.2%	4,638,217	3.8%	4,101,418	3.7%
Total	$118,591,491	100.0%	$122,161,089	100.0%	$110,032,442	100.0%
Title Insurance
Net Premiums and Title Orders: Net premiums written decreased 3.4% in 2014 to $109,963,556 compared with $113,886,266 in 2013, and increased 11.3% in 2013 compared with $102,331,102 in 2012.  The volume of title orders decreased 15.4% in 2014 to 203,657 compared with 240,639 in 2013, and increased 0.2% in 2013 compared with 240,233 in 2012.  The 2014 decrease in net premiums and title orders versus the prior year is primarily attributable to a decline in the number of refinance transactions. Title orders did not move proportionally with premiums due to an increasing proportion of purchase transactions. Purchase transactions typically have higher premium rates than refinance transactions. The increase in net premiums written and title orders in 2013 compared with 2012 is primarily attributable to an increase in purchase transactions.
Title insurance companies typically issue title insurance policies directly through branch offices or through title agencies.  Following is a breakdown of premiums generated by branch and agency operations for the years ended December 31:

	2014	%	2013	%	2012	%
Home and Branch	$24,057,032	21.9%	$24,811,602	21.8%	$23,762,885	23.2%
Agency	85,906,524	78.1%	89,074,664	78.2%	78,568,217	76.8%
Total	$109,963,556	100.0%	$113,886,266	100.0%	$102,331,102	100.0%
Home and Branch Office Net Premiums: In the Company’s home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations decreased 3.0% in 2014 to $24,057,032 compared with $24,811,602 in 2013, and increased 4.4% in 2013 compared with $23,762,885 in 2012.  The decrease in 2014 net premiums for home and branch operations primarily reflects a decrease in refinance transactions, partially offset by an increase in purchase transactions. The increase in 2013 home and branch operations primarily reflects increased purchase transactions and higher average home values. All of the Company’s home office operations and the majority of branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina title insurance policies.
Agency Net Premiums:  When a policy is written through a title agency, the premium is shared between the agency and the underwriter.  Total premiums include an estimate of premiums for policies which have been issued, but not reported as of the balance sheet date.  To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the policy effective date and the date the policies are reported.  From time to time, the Company adjusts the inputs to the estimation as agents report transactions and new information becomes available.  In addition to estimating revenues, the Company also estimates and accrues agent commissions, claims provision, premium taxes, income taxes, and other expenses associated with the estimated revenues which have been accrued. The Company reflects any adjustments to the accruals in the results of operations in the period in which new information becomes available.
Agency net premiums written decreased 3.6% in 2014 to $85,906,524 compared with $89,074,664 in 2013, and increased 13.4% in 2013 compared with $78,568,217 in 2012.  The decrease in 2014 agency net premiums written compared with 2013 was primarily attributable to a decrease in the number of refinance transactions, partially offset by purchase transactions. The increase in 2013 agency net premiums compared with 2012 reflects increases in purchase transactions and higher average home values in many parts of the nation.

Following is a schedule of net premiums written in select states where the Company’s two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

State	2014	2013	2012
Texas	$40,139,495	$30,618,661	$25,451,717
North Carolina	31,264,486	31,274,229	31,309,073
South Carolina	8,462,014	13,059,982	8,772,882
Virginia	4,821,900	5,114,937	5,403,089
Georgia	4,335,216	2,738,214	1,094,854
Michigan	3,673,649	5,254,631	5,098,116
All Others	17,368,821	26,030,803	25,418,395
Premiums Written	110,065,581	114,091,457	102,548,126
Reinsurance Assumed	37,992	6,291	15,659
Reinsurance Ceded	(140,017)	(211,482)	(232,683)
Net Premiums Written	$109,963,556	$113,886,266	$102,331,102
For the year ended December 31, 2014, Texas premiums written have increased due to an increase in the number of purchase transactions, while the declines in most states primarily related to the decline in the number of refinance transactions.

Other Revenues
Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $8,627,935, $8,274,823 and $7,701,340 in 2014, 2013 and 2012, respectively.  Other revenues increased in 2014 compared with 2013 primarily due to increases in management services income, exchange services income, earnings of unconsolidated affiliates and trust and investment management services, partially offset by a decrease in fee income. Other revenues increased in 2013 compared with 2012 primarily due to increases in other fee income and income from trust and investment management services, partially offset by a decline in earnings of unconsolidated affiliates.
Investment-Related Revenues
Investment income and realized gains and losses from investments are included in investment-related revenues.
Investment Income
The Company derives a substantial portion of its income from its investment portfolio. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns.  The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders.  Bonds totaling approximately $7,060,000 and $7,022,000 at December 31, 2014 and 2013, respectively, are deposited with the insurance departments of the states in which business is conducted.
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

Investment income was $4,259,501 in 2014 compared with $3,894,608 in 2013 and $3,980,411 in 2012.  The increase in investment income in 2014 compared with 2013 was primarily due to higher levels of interest and dividends earned coupled with a larger portfolio of both fixed maturities and equity securities. The decrease in investment income in 2013 compared with 2012 was primarily due to lower levels of interest earned on fixed maturities and short-term funds, partially offset by an increase in dividends associated with a higher portfolio balance of equity securities.  See Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.
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
The net realized gain on investments was $268,294 for 2014 compared with $195,800 for 2013 and $1,066,239 for 2012. The net realized gain on investments included impairment charges of $24,604, $34,070, and $99,940 on certain investments and other assets that were deemed to be other-than temporarily-impaired in 2014, 2013 and 2012, respectively, offset by net realized gains on the sales of investments and other assets of $292,898, $229,870 and $1,166,179 in 2014, 2013, and 2012, respectively. Management believes unrealized losses on remaining fixed income and equity securities at December 31, 2014 are temporary in nature.
The securities in the Company’s investment portfolio are subject to economic conditions and market risks.  The Company considers relevant facts and circumstances in evaluating whether a credit or interest-related impairment of a security is other-than-temporary.  Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.
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
Expenses
The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations.  Operating expenses increased 4.7% in 2014 compared with 2013 primarily due to an increase in the provision for claims, partially offset by a decline in commissions to agents. Operating expenses increased 5.8% in 2013 compared with 2012 primarily due to increases in commissions and salaries, employee benefits and payroll taxes, partially offset by a decline in the provision for claims.
Following is a summary of the Company’s operating expenses for 2014, 2013 and 2012. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

	2014	%	2013	%	2012	%
Title Insurance	$103,850,090	94.7%	$98,521,919	94.1%	$93,617,230	94.6%
All Other	5,780,698	5.3%	6,186,840	5.9%	5,381,955	5.4%
Total	$109,630,788	100.0%	$104,708,759	100.0%	$98,999,185	100.0%
On a combined basis, the after-tax profit margins were 7.8%, 11.6% and 9.6% in 2014, 2013 and 2012, respectively.  The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Title Insurance
Profit Margin:  The Company’s title insurance after-tax profit margin varies according to a number of factors, including the volume and type of real estate activity.  Profit margins for the title insurance segment were 8.5%, 13.0% and 10.4% in 2014, 2013 and 2012, respectively. The decrease in after-tax profit margin in 2014 compared with 2013 is primarily related to a higher provision for claims. The increase in after-tax profit margin in 2013 compared with 2012 is primarily related to an increase in premiums written due to higher levels of purchase transactions and increases in home values and decreases in claims expenses.
Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts and fluctuate commensurate with agency premium volumes.  In 2014, commissions to agents decreased 2.3% to $65,632,353 compared with $67,150,810 in 2013, and increased 13.0% in 2013 compared with $59,427,070 in 2012.  Commission expense as a percentage of net premiums written by agents was 76.4%, 75.4% and 75.6% in 2014, 2013 and 2012, respectively.  Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.
Provision (Benefit) for Claims: The provision (benefit) for claims as a percentage of net premiums written was 4.8%, (0.5)% and 5.9% in 2014, 2013 and 2012, respectively.  The increase in 2014 compared with 2013 was primarily attributable to a reduction in reserves and favorable claims experience in 2013. The 2013 reduction in the reserves for claims was approximately $2,200,000, reflecting a change in certain actuarial assumptions that stemmed from improved claims experience in recent post-recession policy years. In addition to the change in estimate, claims experience for several recent policy years continued to emerge favorably in comparison with prior period expectations, resulting in further reductions to the claims provision. A more detailed discussion related to the adjustment can be found in the Critical Accounting Estimates and Policies section of this Management’s Discussion and Analysis.
The increase in the loss provision rate in 2014 from the 2013 level resulted in approximately $5,782,000 more in reserves than would have been recorded at the lower 2013 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.
Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $3,912,716, $3,146,404 and $4,990,115 in 2014, 2013 and 2012, respectively.
Reserves for Claims:  At December 31, 2014, the total reserve for claims was $36,677,000.  Of that total, approximately $5,365,000 was reserved for specific claims, and approximately $31,312,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.
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
Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $25,218,225, $25,386,511 and $21,881,540 for 2014, 2013 and 2012, respectively.  Salaries and related costs decreased by approximately 0.7% in 2014 from 2013 and increased 16.0% in 2013 from 2012.  The decrease in 2014 primarily relates to a reduction in incentive compensation, partially offset by an increase in salaries. The increase in 2013 was primarily due to higher staffing levels to support increased business and ongoing software development, and increased benefits and incentive compensation.  On a consolidated basis, salaries and employee benefits as a percentage of total revenues were 20.5%, 20.1% and 19.0% in 2014, 2013 and 2012, respectively.
Office Occupancy and Operations: Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Overall office occupancy and operations expenses were $5,049,962, $4,430,220 and $3,994,244 for 2014, 2013 and 2012, respectively. As a percentage of total revenues, office occupancy and operations expenses were 4.1% in 2014 and 3.5% for both 2013 and 2012.  The dollar increase in office occupancy and operations expense in 2014 compared with 2013 was primarily related to increases in hardware upgrade projects, depreciation, and building rent and utilities. The dollar increase in office occupancy and operations expense in 2013 compared with 2012 was primarily related to increases in depreciation, insurance and maintenance expense.

Business Development:  Business development expenses primarily include marketing and travel-related expenses. Business development expenses increased to $2,333,491 in 2014 compared with $2,145,639 in 2013 and $1,856,848 in 2012, primarily due to increases in travel and marketing expenses.
Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes and local taxes.  Filing fees, franchise and local tax expenses were $817,909 in 2014 compared with $681,935 in 2013, and $846,168 in 2012.
Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium tax rates vary from state to state; accordingly, the total premium tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.7%, 2.2% and 1.8% in 2014, 2013 and 2012, respectively.
Professional and Contract Labor Fees: Professional and contract labor fees were $2,676,483 in 2014 compared with $2,171,606 in 2013 and $2,420,387 in 2012.  The increase in 2014 primarily related to increases in consulting fees associated with the Company's ongoing software initiatives. The decrease in 2013 compared with 2012 primarily related to replacing contract labor resources with salaried personnel to support ongoing software development initiatives.
Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate with transaction volume of the title segment and the trust division. Other expenses increased to $820,882 in 2014, compared with $755,407 in 2013 and $615,053 in 2012.
Income Taxes
The provision for income taxes was $3,816,000, $6,746,000 and $4,889,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  Income tax expense as a percentage of earnings before income taxes was 28.3%, 31.3% and 30.4%, for the years ended December 31, 2014, 2013 and 2012, respectively.  The decrease in the effective rate in 2014 compared with 2013 and 2012 was primarily due to a higher proportion of tax-exempt to taxable income.  The effective income tax rate for 2014, 2013 and 2012 was below the U.S. federal statutory income tax rate (34%), primarily due to the effect of tax-exempt income.  Tax-exempt income lowers the effective tax rate.
The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through December 31, 2014 will be realized.  However, this judgment could be impacted by further market fluctuations.  Information regarding the components of the income tax expense and items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the accompanying Consolidated Financial Statements.
Net Income Attributable to the Company
The Company reported net income attributable to the Company of $9,648,975, $14,708,210 and $11,102,496, or $4.74, $7.08 and $5.24 per share on a diluted basis in 2014, 2013 and 2012, respectively.  Net income attributable to the Company declined in 2014 compared with 2013 primarily due to an increase in operating expenses of 4.7% and a decrease in premiums written of 3.4%. Operating expenses increased primarily as a result of a reduction in the reserves for claims in the prior year period. The prior period reduction reflected a change in estimate related to certain actuarial assumptions stemming from improved claims experience in recent policy years. Office and occupancy expenses, as well as professional fees and contract labor, also increased largely as a result of long-term software development initiatives. The 2014 decrease in premiums written compared with 2013 primarily related to a decline in refinance transactions. Net income attributable to the Company increased in 2013 compared with 2012 primarily due to an increase in premiums written of 11.3%, partially offset by an increase in operating expenses of 5.8%. The increase in revenues and expenses in 2013 compared with 2012 primarily related to higher premiums and commissions associated with higher levels of purchase transactions and increased home values. Additionally, the benefit for claims contributed to net income attributable to the Company.

Liquidity and Capital Resources
Net cash flows provided by operating activities were $9,683,980, $15,304,485 and $8,685,413 for 2014, 2013 and 2012, respectively.  Cash flows from operating activities decreased from 2013 to 2014 due to the timing of payable disbursements, declines in net income and deferred tax expense, and an increase in claim payments, partially offset by an increase in the provision for claims. Cash flows from operating activities increased from 2012 to 2013, primarily due to increases in net income and the deferred tax provision, accelerated collection of receivables, the timing of payable disbursements and lower claims payments, partially offset by a benefit in the provision for claims and increases in other assets and taxes payable.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders, and operating requirements.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends.  In 2014, the Company had a higher level of investment purchase activity, a comparable level of proceeds from sales and maturities of investments, and a lower level of common stock repurchases compared with 2013. In 2013, the Company had higher levels of investment purchase activity and lower levels of investment sales and maturities compared with 2012.
The net effect of all activities on total cash and cash equivalents was a decrease of $7,800,246 for 2014, an increase of $2,816,743 for 2013, and an increase of $2,767,760 for 2012.  As of December 31, 2014, the Company held cash and cash equivalents of $15,826,515, short-term investments of $2,576,993, fixed maturity securities of $109,048,290 and equity securities of $39,254,981.
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
Receipt of Dividends from Subsidiaries: The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends and distributions from subsidiaries and cash generated by investment securities.  The Company’s significant sources of funds are dividends and distributions from its subsidiaries.  The Company receives cash from its subsidiaries in the form of dividends and as reimbursements for operating and other administrative expenses that it incurs.  The reimbursements are executed within the guidelines of management agreements between the Company and its subsidiaries.
The Company’s ability to pay dividends and operating expenses is dependent on funds received from the insurance subsidiaries, which are subject to regulation in the states in which they do business.  Each state regulates the extent to which title underwriters can pay dividends or make distributions.  As of December 31, 2014, approximately $90,384,000 of the consolidated stockholders’ equity represented net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior approval from the respective state insurance department.  These regulations require prior regulatory approval of the payment of dividends and other intercompany transfers.  The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s current operating needs.
The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends, which may be constrained by regulatory and business considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings.  Further, depending on regulatory and business conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their ratings or their statutory capital position.  Such requirements could be the result of adverse financial results, changes in statutory accounting requirements by regulators, reserve charges or investment losses. During 2015, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators is $9,937,000.

Purchase of Company Stock: On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to this approval, the Company has purchased 15,372 shares in the twelve months ended December 31, 2014, 56,223 shares in the twelve months ended December 31, 2013, and 70,702 shares in the twelve months ended December 31, 2012 at an average per share price of $68.68, $75.81 and $56.23, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.
Capital Expenditures: Capital expenditures were approximately $2,017,000, $1,420,000 and $570,000 during 2014, 2013 and 2012, respectively. The increases in capital expenditures for 2014 and 2013 compared with 2012 primarily relates to capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases that are anticipated to be funded via cash flows from operations.  All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.
Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks.  Cash held by the Company for these purposes was approximately $18,674,000 and $11,824,000 as of December 31, 2014 and 2013, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $82,477,000 and $76,037,000 as of December 31, 2014 and 2013, respectively.  These exchange deposits are held at third-party financial institutions.  These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income.  The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

External assets administered by the Investors Trust Company totaled approximately $450,000,000 for the years ended December 31, 2014 and 2013, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.

It is not the general practice of the Company to enter into off-balance sheet arrangements or issue guarantees to third parties.  The Company does not have any material source of liquidity or financing that involves off-balance sheet arrangements.  Other than items noted above, off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases and payments due under various agreements with third party service providers.

The following table summarizes the Company’s future estimated cash payments under existing contractual obligations at December 31, 2014, including, payments due by period:

		Payments due by period
Contractual Obligations Including Off-Balance Sheet Arrangements	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,497,458	$625,263	$729,501	$142,694	$—
Reserves for claims	36,677,000	5,868,320	10,416,268	7,335,400	13,057,012
Other obligations	1,339,445	866,145	349,550	123,750	—
Obligations under executive employment plans and agreements	7,950,079	279,204	427,284	29,539	7,214,052
Total	$47,463,982	$7,638,932	$11,922,603	$7,631,383	$20,271,064

As of December 31, 2014, the Company had claims reserves totaling $36,677,000. The amounts and timing of these obligations are estimated and not set contractually. Nonetheless, based on historical insurance claims experience, the Company anticipates the payments shown in the Contractual Obligations table. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but, does not expect it to have a material impact.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary exposure to market risk relates to the impact of adverse changes in the fair value of financial instruments as a result of changes in interest rates and equity market prices of its investment portfolio. Increases in interest rates diminish the value of fixed income securities and preferred stock, and decreases in stock market values diminish the value of common stocks held. The fair value of the majority of marketable securities is determined based on quoted market prices.
Although the Company monitors its risks associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks.
There were no material changes in the Company’s market risk or market strategy during the year ended December 31, 2014.
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
The Company’s average credit quality for fixed maturity securities is A+, determined by using the using the lower rating reported by the credit reporting agencies.
Interest Rate Risk
Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the Company’s investments in interest-sensitive debt securities. These securities are primarily fixed-rate municipal bonds and corporate bonds. The Company typically does not purchase such securities for trading purposes. At December 31, 2014, the Company had approximately $109.0 million in fixed maturities. The Company manages the interest rate risk inherent in its assets by monitoring its liquidity needs and by targeting a specific range for the portfolio’s duration or weighted average maturity.
To determine the potential effect of interest rate risk on interest-sensitive assets, the Company calculates the effect of a 100 basis point shock in prevailing interest rates (“rate shock”) on the fair market value of these securities considering stated interest rates and time to maturity. Based upon the information and assumptions the Company uses in its calculation, management estimates that a 100 basis point increase in prevailing interest rates would decrease the net fair market value of its fixed-rate debt securities by approximately $5.0 million. The selection of a 100 basis point increase in prevailing interest rates should not be construed as a prediction by the Company’s management of future market events, but rather, to illustrate the potential impact of such an event. To the extent that actual results differ from the assumptions utilized, the Company’s rate shock measures could be significantly impacted. Additionally, the Company’s calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of nonparallel changes in the term structure of interest rates and/or large changes in interest rates.

Equity Price Risk
 The Company also holds investments in marketable equity securities, which exposes it to market volatility, as discussed in Note 3 to the accompanying Consolidated Financial Statements. The sensitivity analysis presented does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions the Company may take to mitigate its exposure. Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular common stock or stock index. The Company had approximately $39.3 million in equity securities at December 31, 2014. Equity price risk is addressed in part by varying the specific allocation of equity investments over time pursuant to management’s assessment of market and business conditions and ongoing liquidity needs analysis. The Company’s equity exposure is a decline in market prices. Based upon the information and assumptions the Company used in its calculation, management estimates that an immediate decrease in market prices of 10% would decrease the net fair value of the Company’s assets identified above by approximately $3.9 million in 2014.
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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement schedules meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

Selected Quarterly Financial Data (unaudited)

2014	March 31	June 30	September 30	December 31
Net premiums written	$24,909,252	$29,849,853	$26,356,835	$28,847,616
Net income	985,515	3,398,044	2,594,490	2,694,449
Net income attributable to the Company	986,438	3,373,598	2,594,490	2,694,449
Basic earnings per common share	0.48	1.66	1.28	1.33
Diluted earnings per common share	0.48	1.65	1.28	1.33

2013	March 31	June 30	September 30	December 31
Net premiums written	$23,925,997	$30,429,761	$30,431,560	$29,098,948
Net income	3,386,418	4,024,050	5,543,523	1,842,747
Net income attributable to the Company	3,376,730	4,005,675	5,515,798	1,810,007
Basic earnings per common share	1.65	1.94	2.67	0.88
Diluted earnings per common share	1.62	1.92	2.66	0.88

2012	March 31	June 30	September 30	December 31
Net premiums written	$19,667,420	$23,241,570	$29,018,123	$30,403,989
Net income	1,432,139	3,372,701	3,238,915	3,147,152
Net income attributable to the Company	1,432,139	3,349,488	3,158,185	3,162,684
Basic earnings per common share	0.68	1.60	1.52	1.54
Diluted earnings per common share	0.67	1.57	1.50	1.51

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Investors Title Company
Chapel Hill, North Carolina

We have audited the accompanying consolidated balance sheets of Investors Title Company and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2015, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

High Point, North Carolina
March 13, 2015

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Investors Title Company
Chapel Hill, North Carolina

We have audited Investors Title Company’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

To the Board of Directors and Stockholders
Investors Title Company
March 13, 2015

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 13, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

High Point, North Carolina
March 13, 2015

Investors Title Company and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2014	2013
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014: $104,421,050; 2013: $87,980,160)	$109,048,290	$91,445,413
Equity securities, available-for-sale, at fair value (cost: 2014: $24,128,753; 2013: $22,200,369)	39,254,981	36,144,065
Short-term investments	2,576,993	7,926,373
Other investments	8,530,929	7,247,831
Total investments	159,411,193	142,763,682

Cash and cash equivalents	15,826,515	23,626,761
Premium and fees receivable	8,544,183	8,750,224
Accrued interest and dividends	1,063,837	1,006,698
Prepaid expenses and other assets	7,732,677	7,466,141
Property, net	5,460,805	4,325,538
Current income taxes recoverable	—	366,772
Total Assets	$198,039,210	$188,305,816

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$36,677,000	$35,360,000
Accounts payable and accrued liabilities	18,290,819	20,324,190
Current income taxes payable	92,192	—
Deferred income taxes, net	5,415,493	4,013,983
Total liabilities	60,475,504	59,698,173

Commitments and Contingencies	—	—

Redeemable Noncontrolling Interest	—	545,489

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock - no par value (10,000,000 authorized shares; 2,023,270 and 2,037,135 shares issued and outstanding 2014 and 2013, respectively, excluding 291,676 shares for 2014 and 2013 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	124,707,196	116,714,749
Accumulated other comprehensive income	12,856,509	11,347,404
Total stockholders’ equity	137,563,706	128,062,154
Total Liabilities and Stockholders’ Equity	$198,039,210	$188,305,816

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income

For the Years Ended December 31,	2014	2013	2012
Revenues:
Net premiums written	$109,963,556	$113,886,266	$102,331,102
Investment income – interest and dividends	4,259,501	3,894,608	3,980,411
Net realized gain on investments	268,294	195,800	1,066,239
Other	8,627,935	8,274,823	7,701,340
Total Revenues	123,119,286	126,251,497	115,079,092

Operating Expenses:
Commissions to agents	65,632,353	67,150,810	59,427,070
Provision (benefit) for claims	5,229,716	(571,596)	6,072,115
Salaries, employee benefits and payroll taxes	25,218,225	25,386,511	21,881,540
Office occupancy and operations	5,049,962	4,430,220	3,994,244
Business development	2,333,491	2,145,639	1,856,848
Filing fees, franchise and local taxes	817,909	681,935	846,168
Premium and retaliatory taxes	1,851,767	2,558,227	1,885,760
Professional and contract labor fees	2,676,483	2,171,606	2,420,387
Other	820,882	755,407	615,053
Total Operating Expenses	109,630,788	104,708,759	98,999,185

Income before Income Taxes	13,488,498	21,542,738	16,079,907

Provision for Income Taxes	3,816,000	6,746,000	4,889,000

Net Income	9,672,498	14,796,738	11,190,907

Net Income Attributable to Redeemable Noncontrolling Interest	(23,523)	(88,528)	(88,411)

Net Income Attributable to the Company	$9,648,975	$14,708,210	$11,102,496

Basic Earnings per Common Share	$4.75	$7.15	$5.33

Weighted Average Shares Outstanding – Basic	2,031,760	2,056,169	2,081,703

Diluted Earnings per Common Share	$4.74	$7.08	$5.24

Weighted Average Shares Outstanding – Diluted	2,037,534	2,076,628	2,116,793

Cash Dividends Paid per Common Share	$0.32	$0.32	$0.29

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income

For the Years Ended December 31,	2014	2013	2012
Net income	$9,672,498	$14,796,738	$11,190,907
Other comprehensive income, before tax:
Amortization (accretion) related to prior year service cost	2,217	(1,518)	9,396
Amortization of unrecognized loss	—	6,293	680
Accumulated postretirement (benefit) provision obligation adjustment	(47,121)	77,213	(82,918)
Unrealized gains on investments arising during the period	2,848,256	3,959,623	3,190,737
Reclassification adjustment for sale of securities included in net income	(518,279)	(229,869)	(1,166,179)
Reclassification adjustment for write-down of securities included in net income	14,542	34,070	99,940
Other	—	—	(36,600)
Other comprehensive income, before tax	2,299,615	3,845,812	2,015,056
Income tax (benefit) expense related to postretirement health benefits	(15,269)	27,887	(24,764)
Income tax expense related to unrealized gains on investments arising during the year	974,145	1,354,439	1,122,003
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(173,403)	(78,622)	(426,017)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	5,037	13,134	34,569
Net income tax expense on other comprehensive income	790,510	1,316,838	705,791
Other comprehensive income	1,509,105	2,528,974	1,309,265
Comprehensive Income	$11,181,603	$17,325,712	$12,500,172
Less: Comprehensive income attributable to redeemable noncontrolling interest	(23,523)	(88,528)	(88,411)
Comprehensive Income Attributable to the Company	$11,158,080	$17,237,184	$12,411,761

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2012	2,107,681	$1	$99,003,018	$7,509,165	$106,512,184
Net income attributable to the Company			11,102,496		11,102,496
Dividends ($0.29 per share)			(603,334)		(603,334)
Shares of common stock repurchased and retired	(70,702)		(3,975,532)		(3,975,532)
Stock options and stock appreciation rights exercised	6,380		160,557		160,557
Share-based compensation expense			74,553		74,553
Amortization related to postretirement health benefits				6,648	6,648
Accumulated postretirement benefit obligation adjustment				(54,726)	(54,726)
Net unrealized gain on investments				1,393,943	1,393,943
Other			58,701	(36,600)	22,101
Balance, December 31, 2012	2,043,359	$1	$105,820,459	$8,818,430	$114,638,890
Net income attributable to the Company			14,708,210		14,708,210
Dividends ($0.32 per share)			(657,914)		(657,914)
Shares of common stock repurchased and retired	(56,223)		(4,262,260)		(4,262,260)
Stock options and stock appreciation rights exercised	49,999		75,797		75,797
Share-based compensation expense			83,852		83,852
Amortization related to postretirement health benefits				3,140	3,140
Accumulated postretirement benefit obligation adjustment				50,961	50,961
Net unrealized gain on investments				2,474,873	2,474,873
Income tax benefit from share-based compensation			946,605		946,605
Balance, December 31, 2013	2,037,135	$1	$116,714,749	$11,347,404	$128,062,154
Net income attributable to the Company			9,648,975		9,648,975
Dividends ($0.32 per share)			(650,433)		(650,433)
Shares of common stock repurchased and retired	(15,372)		(1,055,765)		(1,055,765)
Stock options and stock appreciation rights exercised	1,507		27,100		27,100
Share-based compensation expense			120,891		120,891
Amortization related to postretirement health benefits				1,465	1,465
Accumulated postretirement benefit obligation adjustment				(31,100)	(31,100)
Net unrealized gain on investments				1,538,740	1,538,740
Purchase of redeemable noncontrolling interest of subsidiary			(114,320)		(114,320)
Income tax benefit from share-based compensation			15,999		15,999
Balance, December 31, 2014	2,023,270	$1	$124,707,196	$12,856,509	$137,563,706
See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows

For the Years Ended December 31,	2014	2013	2012
Operating Activities
Net income	$9,672,498	$14,796,738	$11,190,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	833,104	669,727	486,922
Amortization, net	630,782	507,111	468,006
Amortization related to postretirement benefits obligation	2,217	4,765	10,076
Share-based compensation expense related to stock options	120,891	83,852	74,553
Net loss (gain) on disposals of property	24,608	7,831	(28,538)
Net realized gain on investments	(268,294)	(195,800)	(1,066,239)
Net earnings from other investments	(1,450,980)	(1,257,266)	(1,674,594)
Provision (benefit) for claims	5,229,716	(571,596)	6,072,115
Provision (benefit) for deferred income taxes	611,000	1,804,000	(292,000)
Payments of claims, net of recoveries	(3,912,716)	(3,146,404)	(4,990,115)
Changes in assets and liabilities:
Decrease (increase) in receivables	206,041	2,287,489	(4,227,714)
Increase in other assets	(393,359)	(2,906,224)	(407,252)
Decrease (increase) in current income taxes recoverable	366,772	(366,772)	—
(Decrease) increase in accounts payable and accrued liabilities	(2,080,492)	4,923,858	2,372,995
Increase (decrease) in current income taxes payable	92,192	(1,336,824)	696,291
Net cash provided by operating activities	9,683,980	15,304,485	8,685,413

Investing Activities
Purchases of available-for-sale securities	(30,899,452)	(23,466,037)	(15,899,439)
Purchases of short-term securities	(911,188)	(2,638,908)	(6,347,527)
Purchases of other investments	(1,689,950)	(1,369,210)	(3,441,412)
Investment in/purchase of subsidiary	—	—	(350,000)
Proceeds from sales and maturities of available-for-sale securities	12,472,817	9,892,634	15,646,381
Proceeds from sales and maturities of short-term securities	6,260,568	8,280,183	6,892,141
Proceeds from sales and distributions of other investments	1,584,337	2,107,675	2,301,647
Proceeds from sales of other assets	38,052	40,366	220,455
Purchase of redeemable noncontrolling interest of subsidiary	(515,275)	—	—
Purchases of property, equipment and software	(2,017,379)	(1,424,108)	(568,728)
Proceeds from disposals of property	24,400	24,335	65,837
Net cash used in investing activities	(15,653,070)	(8,553,070)	(1,480,645)

Financing Activities
Repurchases of common stock	(1,055,765)	(4,262,260)	(3,975,532)
Exercise of options	27,100	75,797	160,557
Distribution to noncontrolling interest	(168,057)	(36,900)	(40,800)
Excess tax benefits related to exercise of stock options and SARs	15,999	946,605	22,101
Dividends paid	(650,433)	(657,914)	(603,334)
Net cash used in financing activities	(1,831,156)	(3,934,672)	(4,437,008)

Net (Decrease) Increase in Cash and Cash Equivalents	(7,800,246)	2,816,743	2,767,760
Cash and Cash Equivalents, Beginning of Period	23,626,761	20,810,018	18,042,258
Cash and Cash Equivalents, End of Period	$15,826,515	$23,626,761	$20,810,018

Consolidated Statements of Cash Flows, continued
	2014	2013	2012
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$2,744,100	$5,724,000	$4,479,000
Non Cash Investing and Financing Activities
Non cash net unrealized gain on investments, net of deferred tax provision of $(805,779), $(1,288,951) and $(730,555) for 2014, 2013 and 2012, respectively	$(1,538,740)	$(2,474,873)	$(1,393,943)
Adjustments to postretirement benefits obligation, net of deferred tax provision of $16,021, $(26,252) and $28,192 for 2014, 2013 and 2012, respectively	$31,100	$(50,961)	$54,726
Non cash intangible assets acquired from purchase of subsidiary	$—	$—	$(1,481,900)
Non cash contingent liability from purchase of subsidiary	$—	$—	$691,250

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business – Investors Title Company’s (the “Company”) primary business, and only reportable segment, is title insurance. The title insurance segment, through its two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies primarily through approved attorneys from underwriting offices and through independent issuing agents in 22 states and the District of Columbia, primarily in the eastern half of the United States. The majority of the Company’s business is concentrated in Georgia, Michigan, North Carolina, South Carolina, Texas and Virginia.
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
Immaterial Classification Correction – During the years ended December 31, 2013 and 2012, the Company realized $946,605 and $22,101, respectively, in excess tax benefits associated with the exercise of stock options and stock appreciation rights (“SARs”). Such amounts were mistakenly classified as part of operating activities rather than financing activities. Accordingly, the Consolidated Statements of Cash Flows have been corrected. The correction resulted in a decrease to previously reported operating cash flows and an increase to financing cash flows in the amount of $946,605 and $22,101 for the years ended December 31, 2013 and 2012, respectively. There was no impact to the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity or to the Company’s cash position.
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
Investments in Securities
Securities for which the Company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums or accretion of discounts, and other-than-temporary declines in fair value. Securities held principally for resale in the near term are classified as trading securities and recorded at fair values. Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax and adjusted for other-than-temporary declines in fair value, reported as accumulated other comprehensive income. As of December 31, 2014 and 2013, all investments in securities are classified as available-for-sale. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Fair values of the majority of investments are based on quoted market prices. Realized gains and losses are determined on the specific identification method.  Refer to Note 3 for further information regarding investments in securities and fair value.
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

Other Investments
Other investments consist primarily of investments in title insurance agencies structured as limited liability companies (“LLCs”), which are accounted for under the equity or cost methods of accounting. The aggregate cost of the Company’s cost method investments totaled $2,423,408 and $1,834,229 at December 31, 2014 and 2013, respectively. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.
Property Acquired in Settlement of Claims
Property acquired in settlement of claims is held for sale and valued at the lower of cost or market. Adjustments to reported estimated realizable values and realized gains or losses on dispositions are recorded as increases or decreases in claim costs. Properties acquired in settlement of claims are included in prepaid expenses and other assets in the Consolidated Balance Sheets.
Property and Equipment
Property and equipment are recorded at cost and are depreciated principally under the straight-line method over the estimated useful lives (3 to 25 years) of the respective assets. Maintenance and repairs are charged to operating expenses and improvements are capitalized.
Reserves for Claims
Total reserves for all reported and unreported losses the Company incurred through December 31, 2014 is represented by the reserves for claims. The Company’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2014.  The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.
Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.
Income Taxes
The Company makes certain estimates and judgments in determining income tax expense (benefit) for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. The Company provides for deferred income taxes (benefits) for the tax consequences in future years of temporary differences between the financial statements’ carrying values and the tax bases of assets and liabilities using currently enacted tax rates.  The Company establishes a valuation allowance if it believes that it is more likely than not that some or all of its deferred tax assets will not be realized.  Refer to Note 8 for further information regarding income taxes.
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

Exchange Services Revenue
Fees are recognized at the signing of a binding agreement and investment earnings are recognized as they are earned. Exchange services revenues are included in other revenues in the Consolidated Statements of Income.
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
Comprehensive Income
The Company’s accumulated other comprehensive income is comprised of unrealized holding gains/losses on available-for-sale securities, net of tax, and unrecognized prior service cost and unrealized gains/losses associated with postretirement benefit liabilities, net of tax.  Accumulated other comprehensive income as of December 31, 2014 consists of $12,934,497 of unrealized holding gains on available-for-sale securities and $77,988 of unrecognized prior service cost and unrecognized actuarial losses associated with postretirement benefit liabilities.  Accumulated other comprehensive income as of December 31, 2013 consists of $11,395,757 of unrealized holding gains on available-for-sale securities and $48,353 of unrecognized prior service cost and unrecognized actuarial losses associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2012 consists of $8,920,884 of unrealized holding gains on available-for-sale securities and $102,454 of unrecognized prior service cost and unrecognized actuarial losses associated with postretirement benefit liabilities.
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
Other Intangible Assets
The Company’s other intangible assets consist of a non-compete agreement and referral relationships resulting from an agency acquisition and are recorded at the acquisition date fair value.  The referral relationships are amortized on a straight-line basis over the useful life and amortization of the non-compete contract will start at a future date when the related employment agreement is terminated.  Intangible assets are reviewed for impairment at least quarterly.
Subsequent Events
The Company has evaluated and concluded that there were no material subsequent events requiring adjustment or disclosure to its Consolidated Financial Statements.
Recently Issued Accounting Standards

In May 2014, the FASB updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but, does not expect it to have a material impact.

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
The Company’s reserves for claims are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which have been incurred but not reported (“IBNR”).  During the third quarter of 2013 certain actuarial inputs were changed  to reflect recent trends. See Note 6 in the accompanying Consolidated Financial Statements for further information regarding this change in accounting estimate.
Premiums written – The Company’s premium revenues from certain agency operations include accruals based on estimates. These accruals estimate unreported agency premiums related to transactions which have settled as of the balance sheet date. Accruals for premiums from certain agencies are necessary because of the lag between policy effective dates and the reporting of these transactions to the Company by the agents. The current lag time used in the Company’s estimates typically ranges between 0 and 180 days after the policy effective date, with the majority of agencies reporting within 60 to 90 days. The lag time is reviewed periodically to monitor accruals.  To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the policy effective date and the date the policies are reported.  From time to time, the Company adjusts the inputs to the calculation of these estimates as agents report transactions and information on more current trends becomes available.  The Company reflects any adjustments to the accruals in the results of operations in the period in which new information becomes available.
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

2. Statutory Accounting and Restrictions on Consolidated Stockholders’ Equity and Investments
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities.

Combined capital and surplus on a statutory basis was $127,314,429 and $119,897,974 as of December 31, 2014 and 2013, respectively. Net income on a statutory basis was $9,737,634, $11,858,699 and $11,035,792 for the twelve months ended December 31, 2014, 2013 and 2012, respectively.
The Company has designated approximately $48,423,000 and $47,405,000 of retained earnings as of December 31, 2014 and 2013, respectively, as appropriated to reflect the required statutory premium and supplemental reserves.  See Note 8 for the tax treatment of the statutory premium reserve.
As of December 31, 2014 and 2013, approximately $90,384,000 and $83,311,000, respectively, of consolidated stockholders’ equity represents net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. During 2015, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators is approximately $9,937,000.
Bonds totaling approximately $7,060,000 and $7,022,000 at December 31, 2014 and 2013, respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments in Securities and Fair Value
The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at December 31 were as follows:

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$35,215,247	$1,527,794	$19,542	$36,723,499
Issuer obligations of U.S. states, territories and political subdivisions special revenue	46,707,033	2,405,725	55,502	49,057,256
Corporate debt securities	21,576,641	823,133	71,339	22,328,435
Auction rate securities	922,129	16,971	—	939,100
Total	$104,421,050	$4,773,623	$146,383	$109,048,290
Equity securities, available-for-sale, at fair value:
Common stocks and nonredeemable preferred stocks	$24,128,753	$15,225,459	$99,231	$39,254,981
Total	$24,128,753	$15,225,459	$99,231	$39,254,981
Short-term investments:
Money market funds and certificates of deposit	$2,576,993	$—	$—	$2,576,993
Total	$2,576,993	$—	$—	$2,576,993

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$38,449,309	$1,922,862	$184,351	$40,187,820
Issuer obligations of U.S. states, territories and political subdivisions special revenue	30,874,571	1,234,130	204,800	31,903,901
Corporate debt securities	17,736,608	789,840	108,456	18,417,992
Auction rate securities	919,672	16,028	—	935,700
Total	$87,980,160	$3,962,860	$497,607	$91,445,413
Equity securities, available-for sale, at fair value:
Common stocks and nonredeemable preferred stocks	$22,200,369	$14,052,780	$109,084	$36,144,065
Total	$22,200,369	$14,052,780	$109,084	$36,144,065
Short-term investments:
Money market funds and certificates of deposit	$7,926,373	$—	$—	$7,926,373
Total	$7,926,373	$—	$—	$7,926,373

The special revenue category for both periods presented includes over 30 individual bonds with revenue sources from a variety of industry sectors.
The scheduled maturities of fixed maturity securities at December 31, 2014 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$13,682,264	$13,844,384
Due after one year through five years	52,358,705	54,918,427
Due five years through ten years	36,385,776	37,703,640
Due after ten years	1,994,305	2,581,839
Total	$104,421,050	$109,048,290
Earnings on investments for the years ended December 31 were as follows:

	2014	2013	2012
Fixed maturities	$3,282,810	$2,997,901	$3,154,131
Equity securities	973,419	890,917	815,674
Invested cash and other short-term investments	3,202	5,754	10,576
Miscellaneous interest	70	36	30
Investment income	$4,259,501	$3,894,608	$3,980,411
Gross realized gains and losses on sales of investments for the years ended December 31 are summarized as follows:

	2014	2013	2012
Gross realized gains:
General obligations of U.S. states, territories and political subdivisions	$—	$—	$250
Corporate debt securities	6,670	—	52,396
Common stocks and nonredeemable preferred stocks	1,021,463	369,673	450,461
Auction rate securities	—	—	211,061
Total	1,028,133	369,673	714,168
Gross realized losses:
Common stocks and nonredeemable preferred stocks	(509,854)	(180,169)	(91,975)
Other than temporary impairment of securities	(14,542)	—	(93,436)
Total	(524,396)	(180,169)	(185,411)
Net realized gain	$503,737	$189,504	$528,757
Net realized (loss) gain on other investments:
Impairments of other assets and investments	$(10,062)	$(34,070)	$(6,504)
Net gain on other assets and investments	45,288	48,946	543,986
Net loss on other assets and investments	(270,669)	(8,580)	—
Total	$(235,443)	$6,296	$537,482
Net realized gain on investments	$268,294	$195,800	$1,066,239
Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2014 and 2013:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
General obligations of U.S. states, territories and political subdivisions	$2,113,194	$(19,542)	$—	$—	$2,113,194	$(19,542)
Issuer obligations of U.S. states, territories and political subdivisions special revenue	3,946,977	(13,453)	1,182,390	(42,049)	5,129,367	(55,502)
Corporate debt securities	6,924,430	(71,339)	—	—	6,924,430	(71,339)
Total fixed maturity securities	$12,984,601	$(104,334)	$1,182,390	$(42,049)	$14,166,991	$(146,383)
Equity securities	930,208	(71,669)	141,280	(27,562)	1,071,488	(99,231)
Total temporarily impaired securities	$13,914,809	$(176,003)	$1,323,670	$(69,611)	$15,238,479	$(245,614)

December 31, 2013
General obligations of U.S. states, territories and political subdivisions	$4,198,012	$(184,351)	$—	$—	$4,198,012	$(184,351)
Issuer obligations of U.S. states, territories and political subdivisions special revenue	11,010,093	(204,800)	—	—	11,010,093	(204,800)
Corporate debt securities	5,942,570	(108,456)	—	—	5,942,570	(108,456)
Total fixed maturity securities	$21,150,675	$(497,607)	$—	$—	$21,150,675	$(497,607)
Equity securities	2,035,971	(72,998)	244,929	(36,086)	2,280,900	(109,084)
Total temporarily impaired securities	$23,186,646	$(570,605)	$244,929	$(36,086)	$23,431,575	$(606,691)
As of December 31, 2014, the Company held $14,166,991 in fixed maturity securities with unrealized losses of $146,383.  As of December 31, 2013, the Company held $21,150,675 in fixed maturity securities with unrealized losses of $497,607.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and likely will not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.
As of December 31, 2014, the Company held $1,071,488 in equity securities with unrealized losses of $99,231.  As of December 31, 2013, the Company held $2,280,900 in equity securities with unrealized losses of $109,084.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity income securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.
Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 25 and 26 securities had unrealized losses at December 31, 2014 and December 31, 2013, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During 2014, the Company recorded other-than-temporary impairment charges in the amount of $14,542 related to securities. During 2013, the Company did not record any other-than-temporary impairment charges related to securities.  During 2012, the Company recorded other-than-temporary impairment charges in the amount of $93,436 related to securities. Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.
Valuation of Financial Assets and Liabilities
The FASB has established a valuation hierarchy for disclosure of the inputs used to measure fair value of financial assets and liabilities, such as securities. This hierarchy categorizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of December 31, 2014 and December 31, 2013, the Company did not adjust any Level 2 fair values.

A number of the Company’s investment grade corporate bonds are frequently traded in active markets, and trading prices are consequently available for these securities.  However, these securities are classified as Level 2 because the pricing service from which the Company has obtained fair values for these instruments uses valuation models which use observable market inputs in addition to trading prices.  Substantially all of the input assumptions used in the service’s model are observable in the marketplace or can be derived or supported by observable market data.

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices are unavailable due to the failure of auctions.  The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of these securities was $1,000,000 as of December 31, 2014 and December 31, 2013,  with approximately 97.0% as of December 31, 2014 and December 31, 2013, guaranteed by the U.S. Department of Education.

Some of the inputs to ARS valuation are unobservable in the market and are significant; therefore, the Company utilizes another third party pricing service to assist in the determination of the fair market value of these securities.  This service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes key assumptions the service used to determine fair value as of December 31, 2014 and 2013:

	2014	2013
Cumulative probability of earning maximum rate until maturity	—%	—%
Cumulative probability of principle returned prior to maturity	95.2%	95.6%
Cumulative probability of default at some future point	4.8%	4.4%
Significant increases or decreases in any of the inputs in isolation could result in significant changes to the fair value measurement. Generally, increases in default probabilities and liquidity risk premiums lower the fair market value while increases in principal being returned and earning maximum rates increase fair market values.
Based upon these inputs and assumptions, the pricing service provides a range of values to the Company for its ARS.  The Company records the fair value based on the midpoint of the range and believes that this valuation is the most reasonable estimate of fair value.  In 2014 and 2013, the difference in the low and high values of the ranges was approximately one and four percent of the carrying value of the Company’s ARS.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of December 31, 2014 and 2013.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.  Level 3 assets are comprised solely of ARS.

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Short-term investments	$2,576,993	$—	$—	$2,576,993
Equity securities:
Common stocks and nonredeemable preferred stock	39,254,981	—	—	39,254,981
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	85,780,755	—	85,780,755
Corporate debt securities*	—	22,328,435	939,100	23,267,535
Total	$41,831,974	$108,109,190	$939,100	$150,880,264

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Short-term investments	$7,926,373	$—	$—	$7,926,373
Equity securities:
Common stocks and nonredeemable preferred stock	36,144,065	—	—	36,144,065
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	72,091,721	—	72,091,721
Corporate debt securities*	—	18,417,992	935,700	19,353,692
Total	$44,070,438	$90,509,713	$935,700	$135,515,851
*Denotes fair market value obtained from pricing services.
There were no transfers into or out of Levels 1 and 2 during the period.
To help ensure that fair value determinations are consistent with FASB ASC 820, prices from our pricing services go through multiple review processes to ensure appropriate pricing.  Pricing procedures and inputs used to price each security include, but are not limited to, the following: unadjusted quoted market prices for identical securities such as stock market closing prices; non-binding quoted prices for identical securities in markets that are not active; interest rates; yield curves observable at commonly quoted intervals; volatility; prepayment speeds; loss severity; credit risks and default rates.  The Company reviews the procedures and inputs used by its pricing services and verifies a sample of the services’ quotes by comparing them to respective values obtained from other pricing resources.  In the event the Company disagrees with a price provided by its pricing services, the respective service reevaluates the price to corroborate the market information and then reviews inputs to the evaluation in light of potentially new market data.  The Company believes that these processes and inputs result in appropriate classifications and fair values consistent with ASC 820.
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
Contingent consideration
The fair value of the contingent consideration was estimated based on the discounted value of the future cash flows.  Contingent consideration consists of additional monies the Company may become obligated to pay based on the future performance of a business the Company acquired, as discussed in Note 17. This item is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.
The carrying amounts and fair values of these financial instruments (please note investments are disclosed in a previous table) as of December 31, 2014 and 2013 are presented in the following table:

As of December 31, 2014
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$15,826,515	$15,826,515	$15,826,515	$—	$—
Cost-basis investments	2,516,608	2,675,817	—	—	2,675,817
Accrued dividends and interest	1,063,837	1,063,837	1,063,837	—	—
Total	$19,406,960	$19,566,169	$16,890,352	$—	$2,675,817

As of December 31, 2013
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$23,626,761	$23,626,761	$23,626,761	$—	$—
Cost-basis investments	1,927,429	2,069,302	—	—	2,069,302
Accrued dividends and interest	1,006,698	1,006,698	1,006,698	—	—
Total	$26,560,888	$26,702,761	$24,633,459	$—	$2,069,302

Financial Liabilities
Contingent consideration	$341,250	$341,250	$—	$—	$341,250
Total	$341,250	$341,250	$—	$—	$341,250
The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the twelve months ended December 31, 2014 and 2013:

Changes in fair value during the year ended December 31:	2014	2013
Beginning balance at January 1	$935,700	$932,200
Redemptions and sales	—	—
Realized gain – included in net realized gain on investments	—	—
Realized loss – included in net realized gain on investments	—	—
Unrealized gain - included in other comprehensive income	3,400	3,500
Ending balance at December 31	$939,100	$935,700

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), consisting solely of contingent acquisition consideration, for the twelve months ended December 31, 2014 and 2013:

Changes in fair value during the period ended:	2014	2013
Beginning balance at January 1	$341,250	$691,250
Addition of contingent consideration	—	—
Payment for contingent consideration	(341,250)	(350,000)
Ending balance, net	$—	$341,250
Certain cost-basis investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of December 31, 2014 and 2013.  The following table summarizes the corresponding estimated fair value hierarchy of such investments at December 31, 2014 and 2013 and the related impairments recognized:

December 31, 2014	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$22,682	$22,682	$(10,062)
Total cost-basis investments and other assets			$—	$—	$22,682	$22,682	$(10,062)

December 31, 2013	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$32,744	$32,744	$(34,070)
Total cost-basis investments and other assets			$—	$—	$32,744	$32,744	$(34,070)

4. Property and Equipment
Property and equipment and estimated useful lives at December 31 are summarized as follows:

	2014	2013
Land	$1,107,582	$1,107,582
Office buildings and improvements (25 years)	3,416,096	3,365,699
Furniture, fixtures and equipment (3 to 10 years)	7,159,250	6,201,618
Automobiles (3 years)	847,905	855,018
Total	12,530,833	11,529,917
Less accumulated depreciation	(7,070,028)	(7,204,379)
Property and equipment, net	$5,460,805	$4,325,538

Included within furniture, fixtures and equipment is software developed by the Company for internal use. Capitalized costs include both direct and indirect costs, such as payroll costs of employees associated with developing software, incurred during the software development stage.

5. Reinsurance
The Company assumes and cedes reinsurance with other insurance companies in the normal course of business.  Premiums assumed and ceded were approximately $38,000 and $140,000, respectively, for 2014, $6,000 and $211,000, respectively, for 2013 and $16,000 and $233,000, respectively, for 2012. Ceded reinsurance is comprised of excess of loss treaties, which outline the conditions in which the reinsurance company will pay claims and protect against losses over certain agreed amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event that the assuming insurance companies are unable to meet their obligations under these contracts.  The Company has not paid or recovered any reinsured losses during the three years ended December 31, 2014.

6. Reserves for Claims

Changes in the reserves for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

	2014	2013	2012
Balance, beginning of period	$35,360,000	$39,078,000	$37,996,000
Provisions related to:
Current year	6,860,335	7,239,628	7,650,959
Prior year	(1,630,619)	(7,811,224)	(1,578,844)
Total provision charged to operations	5,229,716	(571,596)	6,072,115
Claims paid, net of recoveries, related to:
Current year	(102,947)	(110,240)	(76,288)
Prior year	(3,809,769)	(3,036,164)	(4,913,827)
Total claims paid, net of recoveries	(3,912,716)	(3,146,404)	(4,990,115)
Balance, end of year	$36,677,000	$35,360,000	$39,078,000

The Company continually refines its reserve estimates as current loss experience develops and credible data emerges.  Movements in the reserves related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data.  The 2014 calendar year change in the provision relating to prior years resulted mostly from changes to certain actuarial inputs and favorable development in 2014 versus the prior year related primarily to policy years 2009 through 2013.  Due to variances between actual and expected loss payments, loss development is subject to significant variability.
The Company does not recognize claim recoveries until an actual payment has been received by the Company.   The Company realized claim recoveries of approximately $790,000, $1,165,000 and $1,324,000 during 2014, 2013 and 2012, respectively.
The provision for claims as a percentage of net premiums written was 4.8%, (0.5)% and 5.9% in 2014, 2013 and 2012, respectively.
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

During 2013 certain actuarial inputs were changed to reflect recent trends. The Company considers these modifications in actuarial inputs to be a change in estimate. The Company believes that these changes in actuarial inputs were necessary in response to favorable reserve development and claims experience incurred in several recent reporting periods.  The approximate impact of this change in estimate for the year ended December 31, 2013 was a reduction of $2,200,000 to the reserves for claims in the Consolidated Balance Sheets, and in the Consolidated Statements of Income a decrease of $2,200,000 to the provision for claims, an increase of $750,000 in the provision for income taxes and an increase of $1,450,000 in net income, or $0.71 per basic share and $0.70 per diluted share, compared with the amounts that would have been recorded under the Company’s prior estimate. This change in estimate, coupled with several recent policy years which continued to emerge favorably in comparison with prior expectations, contributed to a benefit in the claims provision for the 2013 year. The change in estimate was primarily driven by the following:

•	Changing the specific weightings used in performing certain actuarial methods, including weighting between policy years and weighting of title industry loss data;

•	Adjusting for premium rate changes and the Company’s improved underwriting efforts related to construction business; and

•	Increasing the ratios used to estimate projected payments of unallocated loss adjustment expenses to more accurately reflect expected payments.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	2014	%	2013	%
Known title claims	$5,364,645	14.6	$4,670,809	13.2
IBNR	31,312,355	85.4	30,689,191	86.8
Total loss reserves	$36,677,000	100.0	$35,360,000	100.0

In management’s opinion, the reserves are adequate to cover claim losses which might result from pending and future claims.

7. Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future service that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method, were 5,774, 20,459 and 35,090 for 2014, 2013 and 2012, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

For the Years Ended December 31,	2014	2013	2012
Net income attributable to the Company	$9,648,975	$14,708,210	$11,102,496
Weighted average common shares outstanding – Basic	2,031,760	2,056,169	2,081,703
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	5,774	20,459	35,090
Weighted average common shares outstanding – Diluted	2,037,534	2,076,628	2,116,793
Basic earnings per common share	$4.75	$7.15	$5.33
Diluted earnings per common share	$4.74	$7.08	$5.24

There were no potential shares excluded from the computation of diluted earnings per share in 2014, 2013 and 2012.

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

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	101,600	$29.81	3.91	$697,780
SARs granted	3,000	50.50
Options exercised	(6,380)	25.17
Options/SARs canceled/forfeited/expired	(70)	31.00
Outstanding as of December 31, 2012	98,150	$30.74	3.17	$2,871,710
SARs granted	3,000	71.59
SARs exercised	(79,500)	28.77
Options exercised	(2,650)	28.63
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of December 31, 2013	19,000	$45.74	3.43	$669,610
SARs granted	4,500	68.70
SARs exercised	(1,500)	49.04
Options exercised	(1,000)	27.21
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of December 31, 2014	21,000	$51.30	3.64	$453,510

Exercisable as of December 31, 2014	19,875	$50.32	3.49	$448,785

Unvested as of December 31, 2014	1,125	$68.70	6.39	$4,725
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2014.  The intrinsic values of options exercised during 2014, 2013 and 2012 were approximately $82,000, $3,486,000 and $153,000, respectively.
The following tables summarize information about fixed stock options outstanding at December 31, 2014:

			Options Outstanding at Year-End			Options Exercisable at Year-End
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$36.79	—	$36.79	1,500	0.38	$36.79	1,500	$36.79
$36.79	—	$36.79	1,500	0.38	$36.79	1,500	$36.79

			SARs Outstanding at Year-End			SARs Exercisable at Year-End
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$32.00	—	$33.30	2,000	1.39	$32.00	2,000	$32.00
33.31	—	41.49	2,500	2.38	33.31	2,500	33.31
41.50	—	71.59	15,000	4.48	58.33	13,875	57.49
$32.00	—	$71.59	19,500	3.89	$52.42	18,375	$51.43
In 2014, 4,125 options and SARs vested with a fair value of $118,462.

During the second quarters of 2014, 2013 and 2012, the Company issued share-settled SARs to the directors of the Company.  SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted average fair values for the SARs issued during 2014, 2013 and 2012 were $28.98, $27.55 and $18.84, respectively, and were estimated using the weighted average assumptions shown in the table below.

	2014	2013	2012
Expected Life in Years	6.9	5.0	5.0
Volatility	39.9%	44.6%	44.6%
Interest Rate	2.1%	1.3%	0.8%
Yield Rate	0.4%	0.5%	0.6%

There was approximately $121,000, $84,000 and $75,000 of compensation expense relating to SARs or options vesting on or before December 31, 2014, 2013 and 2012, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income.  As of December 31, 2014, there was approximately $33,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately 3 months.

The estimated weighted average grant-date fair value of SARs granted for the years ended December 31 was as follows:

For the Years Ended December 31,	2014	2013	2012
Exercise price equal to market price on date of grant:
Weighted average market price	$68.70	$71.59	$50.50
Weighted average grant-date fair value	$28.98	$27.55	$18.84

There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

8. Income Taxes
The components of income tax expense for the years ended December 31 are summarized as follows:

For the Years Ended December 31,	2014	2013	2012
Current:
Federal	$3,121,000	$4,873,000	$5,018,000
State	84,000	69,000	163,000
Total current	3,205,000	4,942,000	5,181,000
Deferred:
Federal	620,156	1,805,215	(305,525)
State	(9,156)	(1,215)	13,525
Total deferred	611,000	1,804,000	(292,000)
Total	$3,816,000	$6,746,000	$4,889,000
For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in premium and retaliatory taxes in the Consolidated Statements of Income.

At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

For the Years Ended December 31,	2014	2013
Deferred income tax assets:
Accrued benefits and retirement services	$3,061,144	$3,074,164
Allowance for doubtful accounts	1,033,624	883,426
Other-than-temporary impairment of assets	323,089	319,962
Excess of book over tax depreciation	90,409	171,504
Postretirement benefit obligation	40,183	24,914
Reinsurance and commission payable	15,668	21,953
Net operating loss carryforward	25,000	5,000
Other	305,119	256,309
Total	4,894,236	4,757,232
Deferred income tax liabilities:
Net unrealized gain on investments	6,781,994	5,976,215
Recorded reserves for claims, net of statutory premium reserves	2,871,114	2,467,798
Other	656,621	327,202
Total	10,309,729	8,771,215
Net deferred income tax liabilities	$(5,415,493)	$(4,013,983)
At December 31, 2014 and 2013, no valuation allowance was recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these deferred income tax assets will be realized.
A reconciliation of income tax as computed for the years ended December 31 at the U.S. federal statutory income tax rate of 34.3% for 2014, 34.1% for 2013 and 34.0% for 2012, respectively, to income tax expense follows:

For the Years Ended December 31,	2014	2013	2012
Anticipated income tax expense	$4,626,555	$7,346,074	$5,467,168
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	55,188	45,471	107,580
Tax-exempt interest income (net of amortization)	(876,365)	(772,545)	(757,005)
Other, net	10,622	127,000	71,257
Provision for income taxes	$3,816,000	$6,746,000	$4,889,000
In accounting for uncertainty in income taxes, the Company is required to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position.  In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  There were no unrecognized tax benefits or liabilities as of December 31, 2014.
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
The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2011.

9. Leases
The Company leases certain office facilities and equipment under operating leases. Rental expense also includes occasional rental of automobiles. Rent expense totaled approximately $766,000, $699,000, and $692,000 in 2014, 2013 and 2012, respectively. The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2014, are summarized as follows:

Year Ended:
2015	$625,263
2016	455,145
2017	274,356
2018	128,808
2019	13,886
Thereafter	—
Total	$1,497,458

10. Retirement Agreements and Other Postretirement Benefit Plan
The Company has a 401(k) savings plan.  In order to participate, individuals must be employed for one full year and work at least 1,000 hours annually.  The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution.  Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code.  Expenses related to the 401(k) plan were approximately $676,000, $579,000 and $518,000 for 2014, 2013 and 2012, respectively.
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
In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives.  The amount accrued for all agreements at December 31, 2014 and 2013 was approximately $7,111,000 and $6,580,000, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract.  Both the 2014 and 2013 accruals are included in the accounts payable and accrued liabilities line item of the Consolidated Balance Sheets.  These executive contracts are accounted for on an individual contract basis.  On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the Internal Revenue Code, and were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) plan.
On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance.   The benefits are unfunded.  Estimated future benefit payouts expected to be paid for each of the next five years are $4,478 in 2015, $4,885 in 2016, $9,056 in 2017, $13,962 in 2018, $15,577 in 2019 and $147,312 in the next five years thereafter.
Cost of the Company’s postretirement benefits included the following components:

	2014	2013	2012
Net periodic benefit cost
Service cost – benefits earned during the year	$14,667	$15,782	$12,617
Interest cost on the projected benefit obligation	30,472	28,412	27,867
Amortization (accretion) of unrecognized prior service cost	2,217	(1,518)	9,396
Amortization of unrecognized loss	—	6,293	680
Net periodic benefits cost at end of year	$47,356	$48,969	$50,560

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The net amount in accumulated other comprehensive income is $(118,150), $(77,988) net of tax, for December 31, 2014, and $(73,246), $(48,353) net of tax, for December 31, 2013, and represents the net unrecognized actuarial losses and unrecognized prior service costs.  The effects of the funded status on the Company’s Consolidated Balance Sheets at December 31, 2014 and 2013 are presented in the following table:

	2014	2013
Funded status
Actuarial present value of future benefits:
Fully eligible active employee	$(409,492)	$(377,838)
Non-eligible active employees	(362,045)	(301,439)
Plan assets	—	—
Funded status of accumulated postretirement benefit obligation, recognized in other liabilities	$(771,537)	$(679,277)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2014 and 2013 includes the following:

	2014	2013
Accrued postretirement benefit obligation at beginning of year	$(679,277)	$(712,296)
Service cost – benefits earned during the year	(14,667)	(15,782)
Interest cost on projected benefit obligation	(30,472)	(28,412)
Actuarial (loss) gain	(47,121)	77,213
Accrued postretirement benefit obligation at end of year	$(771,537)	$(679,277)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

	2014	2013
Balance at beginning of year	$73,246	$155,234
Components of accumulated other comprehensive income:
Unrecognized prior service (cost) credit	(2,217)	1,518
Amortization of loss, net	—	(6,293)
Actuarial loss (gain)	47,121	(77,213)
Balance at end of year	$118,150	$73,246

The amounts currently in accumulated other comprehensive income, pre-tax, that will be reclassified to the Consolidated Statements of Income and recognized as components of net periodic benefit costs in 2015 are:

Projected 2015
Amortization of unrecognized prior service cost	$4,390
Amortization of unrecognized loss	3,514
Net periodic benefit cost at end of year	$7,904

Assumed health care cost trend rates do have an effect on the amounts reported for the postretirement benefit obligations.  The following illustrates the effects on the net periodic postretirement benefit cost (“NPPBC”) and the accumulated postretirement benefit obligation (“APBO”) of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate as of December 31, 2014:

	One Percentage Point Increase	One Percentage Point Decrease
Net periodic postretirement benefit cost
Effect on the service cost component	$4,386	$(3,344)
Effect on interest cost	6,819	(5,267)
Total effect on the net periodic postretirement benefit cost	$11,205	$(8,611)
Accumulated postretirement benefit obligation (including active employees who are not fully eligible)
Effect on those currently receiving benefits (retirees and spouses)	$—	$—
Effect on active fully eligible	75,677	(59,919)
Effect on actives not yet eligible	94,798	(72,309)
Total effect on the accumulated postretirement benefit obligation	$170,475	$(132,228)

11. Commitments and Contingencies

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

Escrow and Trust Deposits.  As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks.  Cash held by the Company for these purposes was approximately $18,674,000 and $11,824,000 as of December 31, 2014 and 2013, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  However, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchanges Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $82,477,000 and $76,037,000 as of December 31, 2014 and 2013, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

12. Segment Information

The Company has one reportable segment, title insurance services.  The remaining immaterial segments have been combined into a group called “All Other.”

The title insurance segment primarily issues title insurance policies through approved attorneys from underwriting offices and through independent issuing agents. Title insurance policies insure titles to real estate.

Provided below is selected financial information about the Company’s operations by segment for the periods ended December 31, 2014, 2013 and 2012:

2014	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$114,279,532	$5,904,059	$(1,592,100)	$118,591,491
Investment income	3,835,209	517,628	(93,336)	4,259,501
Net realized gain on investments	213,709	54,585	—	268,294
Total revenues	$118,328,450	$6,476,272	$(1,685,436)	$123,119,286
Operating expenses	105,290,627	5,862,577	(1,522,416)	109,630,788
Income before income taxes	$13,037,823	$613,695	$(163,020)	$13,488,498
Total assets	$153,072,950	$44,966,260	$—	$198,039,210

2013	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$118,153,904	$5,507,069	$(1,499,884)	$122,161,089
Investment income	3,599,106	388,838	(93,336)	3,894,608
Net realized gain (loss) on investments	225,661	(29,861)	—	195,800
Total revenues	$121,978,671	$5,866,046	$(1,593,220)	$126,251,497
Operating expenses	99,899,804	6,239,155	(1,430,200)	104,708,759
Income (loss) before income taxes	$22,078,867	$(373,109)	$(163,020)	$21,542,738
Total assets	$146,110,146	$42,195,670	$—	$188,305,816

2012	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$106,496,802	$4,931,574	$(1,395,934)	$110,032,442
Investment income	3,492,998	571,999	(84,586)	3,980,411
Net realized gain on investments	430,495	635,744	—	1,066,239
Total revenues	$110,420,295	$6,139,317	$(1,480,520)	$115,079,092
Operating expenses	94,909,649	5,433,207	(1,343,671)	98,999,185
Income before income taxes	$15,510,646	$706,110	$(136,849)	$16,079,907
Total assets	$136,042,848	$35,875,428	$—	$171,918,276

13. Stockholders’ Equity
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
On October 31, 2012, the Plan was amended to, among other things, extend the expiration date of the plan from November 11, 2012 to October 31, 2022 and increase the exercise price of the stock purchase rights from $80 per unit to $220 per unit.  In connection with the amendments to the shareholders’ rights plan, the Board of Directors of the Company also amended the Company’s Articles of Incorporation to increase the number of shares designated under the rights plan as Series A Participating Preferred Stock from 100,000 shares to 200,000 shares.  There were 1,000,000 shares of Preferred Stock authorized as of December 31, 2014 and 2013, with 200,000, being designated Class A Junior Participating Preferred Stock.

14. Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company invests its cash and cash equivalents into high credit quality security instruments.  Deposits which exceed $250,000 at each institution are not insured by the Federal Deposit Insurance Corporation (“FDIC”). Of the $15.8 million in cash and cash equivalents at December 31, 2014, $15.3 million was not insured by the FDIC. Of the $23.6 million in cash and cash equivalents at December 31, 2013, $23.1 million was not insured by the FDIC.

15. Business Concentration
The Company generates a significant amount of title insurance premiums in Texas, North Carolina and South Carolina.  In 2014, 2013 and 2012, Texas accounted for 36.5%, 26.8% and 24.8% of total title premiums, respectively.  In 2014, 2013 and 2012, North Carolina accounted for 28.4%, 27.4% and 30.5% of total title premiums, respectively. In 2014, 2013 and 2012, South Carolina accounted for 7.7%, 11.4% and 8.6% of total title premiums, respectively.
In 2014, 2013 and 2012, the Company had one agent that accounted for 23.6%, 16.4% and 14.0% of net premiums written, respectively.

16. Related Party Transactions
The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investments in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	2014	2013
Consolidated Balance Sheets
Other investments	$6,014,000	$5,320,000
Premiums and fees receivable	$666,000	$657,000

Financial Statement Classification,
Consolidated Statements of Income	2014	2013	2012
Net premiums written	$11,783,000	$12,442,000	$15,558,000
Other income	$2,043,000	$1,839,000	$2,238,000
Commissions to agents	$8,049,000	$8,465,000	$10,923,000

During the second quarter of 2013, the Company repurchased 17,524 shares of Company common stock from officers of the Company at a price of $71.50 per share to cover withholding taxes payable by the officers upon the exercise of SARs. During the fourth quarter of 2013, the Company repurchased 28,130 shares of Company common stock from officers of the Company at a price of $80.01 per share.

17. Acquisition

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

The contingent payment arrangement required that the purchase price for the 70% majority interest was to be paid over a two year period and was determined by multiplying United’s actual GAAP net income for the first full 24 calendar months subsequent to closing by an agreed upon factor.  In no event was the purchase price for the majority interest to exceed $1,041,250. The acquisition date fair value of the total consideration to be transferred was $1,041,250.  This fair value total was equal to $350,000 ITIC had already paid toward the purchase price, as well as $691,250 in estimated contingent payments.  During the second quarter of 2013, ITIC paid an additional $350,000 toward the purchase price. During the second quarter of 2014, ITIC paid the remaining $341,250 of the purchase price. The resulting contingent payments of $0 and $341,250 are categorized in the Consolidated Balance Sheets as accounts payable and accrued liabilities as of December 31, 2014 and 2013, respectively.

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

The following table provides the effects of changes in ITIC's ownership interest in United, and the resulting impact on the Company's equity:

	December 31, 2014	December 31, 2013
Net income attributable to the Company	$9,648,975	$14,708,210
Transfers from the redeemable controlling interest:
Decrease in paid-in capital for purchase of redeemable noncontrolling interest	(114,320)	—
Net transfers from noncontrolling interest	(114,320)	—
Change from net income attributable to the Company and transfers from redeemable noncontrolling interest	$9,534,655	$14,708,210

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

The following table provides a reconciliation of total redeemable equity for the periods ended December 31, 2014, 2013 and 2012:

Changes in carrying value during the period ended:	2014	2013	2012
Beginning balance at January 1	$545,489	$493,861	$—
Net income attributable to redeemable noncontrolling interest	23,523	88,528	88,411
Distributions to noncontrolling interest	(168,057)	(36,900)	(40,800)
Redeemable noncontrolling interest resulting from subsidiary purchase	(515,275)	—	446,250
Adjustment to retained earnings for purchase of noncontrolling interest	114,320	—	—
Balance, net	$—	$545,489	$493,861

Fair valuation methods used for the identifiable tangible net assets acquired in the acquisition make use of discounted cash flows using current interest rates.  The fair value of identifiable net tangible assets at the acquisition date was $5,600.  Identifiable assets acquired included cash and fixed assets.  Liabilities assumed consisted of notes payable.

The transaction was accounted for using the acquisition method required by ASC 805, Business Combinations.  Accordingly, the Company recognized the required identifiable intangible assets of United.  There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service.  At acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships.  The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated.  The referral relationships are being amortized over a 12-year period using the straight-line method.  At December 31, 2014 and 2013, accumulated amortization of intangible assets was $191,631 and $121,947, respectively.  Net intangible assets of $1,290,269 and $1,359,953 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of December 31, 2014 and 2013.  In accordance with ASC 350, Intangibles – Goodwill and Other, the Company completed interim impairment testing and determined that the intangible assets assigned to United were not impaired at December 31, 2014.
The amortization of the non-compete contract will start at a future date when the related employment agreement is terminated.  There are currently no plans to terminate the employment agreement, and the Company does not believe it is probable that termination of the employment agreement will occur within the calendar year. Assuming that the amortization of the non-complete agreement begins on the first day of 2016, estimated aggregate amortization expense for each of the five succeeding fiscal years are as follows:

Year Ended:
2015	$69,685
2016	134,253
2017	134,253
2018	134,253
2019	134,253
Thereafter	683,572
Total	$1,290,269

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

18. Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended December 31, 2014, 2013 and 2012:

2014	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,395,757	$(48,353)	$11,347,404
Other comprehensive income (loss) before reclassifications	1,874,111	(31,100)	1,843,011
Amounts reclassified from accumulated other comprehensive income (loss)	(335,371)	1,465	(333,906)
Net current-period other comprehensive income (loss)	1,538,740	(29,635)	1,509,105
Ending balance	$12,934,497	$(77,988)	$12,856,509

2013	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$8,920,884	$(102,454)	$8,818,430
Other comprehensive income before reclassifications	2,605,184	50,961	2,656,145
Amounts reclassified from accumulated other comprehensive income	(130,311)	3,140	(127,171)
Net current-period other comprehensive income	2,474,873	54,101	2,528,974
Ending balance	$11,395,757	$(48,353)	$11,347,404

2012	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$7,563,541	$(54,376)	$7,509,165
Other comprehensive income (loss) before reclassifications	2,032,134	(54,726)	1,977,408
Amounts reclassified from accumulated other comprehensive income (loss)	(674,791)	6,648	(668,143)
Net current-period other comprehensive income (loss)	1,357,343	(48,078)	1,309,265
Ending balance	$8,920,884	$(102,454)	$8,818,430

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended December 31, 2014, 2013 and 2012:

2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$518,279
Other-than-temporary impairments	(14,542)
Total	$503,737	Net realized gain on investment
Tax	(168,366)	Provision for Income Taxes
Net of Tax	$335,371
Amortization related to postretirement benefit plans:
Prior year service cost	$(2,217)
Unrecognized gain (loss)	—
Total	$(2,217)	(a)
Tax	752	Provision for Income Taxes
Net of Tax	$(1,465)
Reclassifications for the period	$333,906

2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$229,869
Other-than-temporary impairments	(34,070)
Total	$195,799	Net realized gain on investment
Tax	(65,488)	Provision for Income Taxes
Net of Tax	$130,311
Accretion (amortization) related to postretirement benefit plans:
Prior year service cost	$1,518
Unrecognized loss	(6,293)
Total	$(4,775)	(a)
Tax	1,635	Provision for Income Taxes
Net of Tax	$(3,140)
Reclassifications for the period	$127,171

2012
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$1,166,179
Other-than-temporary impairments	(99,940)
Total	$1,066,239	Net realized gain on investment
Tax	(391,448)	Provision for Income Taxes
Net of Tax	$674,791
Amortization related to postretirement benefit plans:
Prior year service cost	$(9,396)
Unrecognized loss	(680)
Total	$(10,076)	(a)
Tax	3,428	Provision for Income Taxes
Net of Tax	$(6,648)
Reclassifications for the period	$668,143

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
Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2014.  The reports of management and Dixon Hughes Goodman LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B.   OTHER INFORMATION
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors,” “General Information - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Board of Directors and Committees – The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2015.  Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11.   EXECUTIVE COMPENSATION
The information called for by this item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2015 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2015 and is incorporated by reference in this Annual Report on Form 10-K.
The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2014.  The Company does not have any equity compensation plans that have not been approved by its shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	21,000	$51.30	236,500
Equity compensation plans not approved by shareholders	—	—	—
Total	21,000	$51.30	236,500

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Corporate Governance – Independent Directors” and “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” set forth in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2015 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2015 is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)  Financial Statements
The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 13, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of March, 2015.

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

/s/ Richard M. Hutson, II
Richard M. Hutson, II, Director

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2014

Type of Investment	Cost (1)	Market Value	Amount at which shown in the Balance Sheet (2)

Fixed maturities:
Bonds:
General obligations of U.S. states, territories and political subdivisions	$35,215,247	$36,723,499	$36,723,499
Issuer obligations of U.S. states, territories and political subdivisions special revenue	46,707,033	49,057,256	49,057,256
Corporate debt securities	21,576,641	22,328,435	22,328,435
Auction rate securities	922,129	939,100	939,100
Total fixed maturities	104,421,050	109,048,290	109,048,290

Equity securities:
Common stocks:
Public utilities	961,094	1,402,159	1,402,159
Banks, trust and insurance companies	2,573,154	4,033,101	4,033,101
Industrial, miscellaneous and all other	18,503,498	29,248,520	29,248,520
Technology	1,896,007	4,319,201	4,319,201
Nonredeemable preferred stocks	195,000	252,000	252,000
Total equity securities	24,128,753	39,254,981	39,254,981

Other investments:
Short-term investments	2,576,993	2,576,993	2,576,993
Other investments	7,284,583	7,284,583	7,284,583
Total other investments	9,861,576	9,861,576	9,861,576

Total investments (3)	$138,411,379	$158,164,847	$158,164,847

(1) Fixed maturities are shown at amortized cost and equity securities are shown at original cost.
(2) Bonds of states, municipalities and political subdivisions are shown at amortized cost for held-to-maturity bonds and fair value for available-for-sale bonds. Equity securities are shown at fair value.
(3) The above summary of investments does not include investments in related parties accounted for under the cost and equity methods of accounting in the amount of $1,246,346.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

	2014	2013
Assets:
Cash and cash equivalents	$7,942,481	$7,210,956
Investments in fixed maturities, available-for-sale	24,358,323	19,202,320
Investments in equity securities, available-for-sale	2,529,982	2,265,136
Short-term investments	284,069	2,213,496
Investments in affiliated companies	96,395,352	90,570,724
Other investments	1,578,236	737,378
Premium and fees receivable	56,428	135,669
Other receivables	2,220,330	1,456,037
Income taxes recoverable	1,876,242	3,230,977
Accrued interest and dividends	128,221	103,571
Property, net	2,371,078	2,504,969
Total Assets	$139,740,742	$129,631,233

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$2,074,347	$1,558,095
Deferred income taxes, net	102,689	10,984
Total liabilities	2,177,036	1,569,079

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock - no par value (10,000,000 authorized shares; 2,023,270 and 2,037,135 shares issued and outstanding 2014 and 2013, respectively, excluding 291,676 shares for 2014 and 2013 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	124,707,196	116,714,749
Accumulated other comprehensive income	12,856,509	11,347,404
Total stockholders’ equity	137,563,706	128,062,154
Total Liabilities and Stockholders’ Equity	$139,740,742	$129,631,233

See notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
Revenues:
Investment income – interest and dividends	$482,711	$348,933	$520,511
Net realized gain (loss) on investments	9,169	(50,778)	616,001
Rental income	772,256	748,764	736,159
Miscellaneous income (loss)	59,569	68,966	(62,253)
Total	1,323,705	1,115,885	1,810,418

Operating Expenses:
Salaries, employee benefits and payroll taxes	673,729	576,429	459,248
Office occupancy and operations	270,881	408,373	390,227
Business development	49,059	45,022	25,909
Taxes – other than payroll and income	200,718	188,314	240,607
Professional and contract labor fees	192,064	351,093	245,398
Other expenses	193,681	177,810	161,937
Total	1,580,132	1,747,041	1,523,326

Equity in Net Income of Affiliated Companies	9,777,925	15,164,894	10,992,815

Income before Income Taxes	9,521,498	14,533,738	11,279,907

(Benefit) Provision for Income Taxes	(151,000)	(263,000)	89,000

Net Income	9,672,498	14,796,738	11,190,907

Net Income Attributable to Redeemable Noncontrolling Interest	(23,523)	(88,528)	(88,411)

Net Income Attributable to the Company	$9,648,975	$14,708,210	$11,102,496

Basic Earnings per Common Share	$4.75	$7.15	$5.33

Weighted Average Shares Outstanding – Basic	2,031,760	2,056,169	2,081,703

Diluted Earnings per Common Share	$4.74	$7.08	$5.24

Weighted Average Shares Outstanding – Diluted	2,037,534	2,076,628	2,116,793

Cash Dividends Paid per Common Share	$0.32	$0.32	$0.29

See notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
Operating Activities
Net income	$9,672,498	$14,796,738	$11,190,907
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(9,777,925)	(15,164,894)	(10,992,815)
Depreciation	136,369	136,031	133,334
Amortization, net	210,768	69,969	51,111
Issuance of common stock in payment of bonuses and fees	164,730	76,110	54,041
Net loss on disposals of property	2,722	—	—
Net realized (gain) loss on investments	(19,231)	50,778	(616,001)
Net loss (earnings) from other investments	322	(32,499)	91,256
(Benefit) provision for deferred income taxes	(40,000)	(93,000)	48,000
(Increase) decrease in receivables	(685,052)	(146,247)	368,574
Decrease (increase) in income taxes recoverable	1,354,735	(1,646,373)	(398,445)
(Increase) decrease in other assets	(24,650)	(101)	20,224
Increase (decrease) in accounts payable and accrued liabilities	516,252	(8,118)	(124,799)
Net cash provided by (used in) operating activities	1,511,538	(1,961,606)	(174,613)

Investing Activities
Capital contribution to subsidiaries	—	—	(250,000)
Dividends received from subsidiaries	5,051,664	9,252,919	5,609,489
Purchases of available-for-sale securities	(6,883,612)	(10,360,919)	(4,960,208)
Purchases of short-term securities	(104,207)	(58,283)	(3,565)
Purchases of and net earnings from other investments	(964,197)	(49,485)	(94,881)
Proceeds from sales and maturities of available-for-sale securities	1,631,987	3,027,896	5,033,298
Proceeds from sales and maturities of short-term securities	2,033,634	2,748,876	3,641,978
Proceeds from sales and distributions of other investments	123,017	45,384	505,832
Proceeds from sales of other assets	—	4,832	176,815
Purchases of property	(5,200)	(24,820)	(98,722)
Proceeds from disposals of property	—	7,200	—
Net cash provided by investing activities	883,086	4,593,600	9,560,036

Financing Activities
Repurchases of common stock	(1,055,765)	(4,262,260)	(3,975,532)
Exercise of options	27,100	75,797	160,557
Excess tax benefit	15,999	9,042	—
Dividends paid	(650,433)	(657,914)	(603,334)
Net cash used in financing activities	(1,663,099)	(4,835,335)	(4,418,309)

Net Increase (Decrease) in Cash and Cash Equivalents	731,525	(2,203,341)	4,967,114
Cash and Cash Equivalents, Beginning of Period	7,210,956	9,414,297	4,447,183
Cash and Cash Equivalents, End of Period	$7,942,481	$7,210,956	$9,414,297

Supplemental Disclosures:
Income tax payments, net	$2,699,000	$5,583,000	$4,392,000

See notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1.	The accompanying Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto of Investors Title Company and Subsidiaries.

2.	Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2014	2013	2012
Investors Title Insurance Company, net*	$4,906,664	$9,102,919	$5,169,489
Investors Title Exchange Corporation	50,000	50,000	10,000
Investors Title Accommodation Corporation	10,000	—	30,000
Investors Title Management Services, Inc.	—	—	—
Investors Capital Management Company	40,000	—	50,000
Investors Trust Company	—	100,000	350,000
Investors Title Commercial Agency, LLC	45,000	—	—
Total	$5,051,664	$9,252,919	$5,609,489

* Total dividends of $5,000,000, $9,196,255 and $5,254,075 paid to the Parent Company in 2014, 2013 and 2012, respectively, netted with dividends of $93,336, $93,336 and $84,586 received from the Parent Company in 2014, 2013 and 2012, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims. Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Year Ended December 31, 2014
Title Insurance	$—	$36,677,000	$—	$236,401	$109,963,556	$3,741,873	$5,229,716	$—	$98,620,374	N/A
All Other	—	—	—	—	—	517,628	—	—	5,780,698	N/A
	$—	$36,677,000	$—	$236,401	$109,963,556	$4,259,501	$5,229,716	$—	$104,401,072	N/A

Year Ended December 31, 2013
Title Insurance	$—	$35,360,000	$—	$389,807	$113,886,266	$3,505,770	$(571,596)	$—	$99,093,515	N/A
All Other	—	—	—	—	—	388,838	—	—	6,186,840	N/A
	$—	$35,360,000	$—	$389,807	$113,886,266	$3,894,608	$(571,596)	$—	$105,280,355	N/A

Year Ended December 31, 2012
Title Insurance	$—	$39,078,000	$—	$461,566	$102,331,102	$3,408,412	$6,072,115	$—	$87,545,115	N/A
All Other	—	—	—	—	—	571,999	—	—	5,381,955	N/A
	$—	$39,078,000	$—	$461,566	$102,331,102	$3,980,411	$6,072,115	$—	$92,927,070	N/A

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentages of Amount Assumed to Net
Year Ended December 31, 2014
Title Insurance	$110,065,581	$140,017	$37,992	$109,963,556	0.03%

Year Ended December 31, 2013
Title Insurance	$114,091,457	$211,482	$6,291	$113,886,266	0.01%

Year Ended December 31, 2012
Title Insurance	$102,548,126	$232,683	$15,659	$102,331,102	0.02%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charge to Other Accounts - Describe	Deductions - Describe		Balance at End of Period
2014
Premiums Receivable:
Valuation Provision	$2,620,903	$6,287,694	$—	$(5,885,866)	(a)	$3,022,731
Reserves for Claims	$35,360,000	$5,229,716	$—	$(3,912,716)	(b)	$36,677,000

2013
Premiums Receivable:
Valuation Provision	$1,902,581	$7,536,381	$—	$(6,818,059)	(a)	$2,620,903
Reserves for Claims	$39,078,000	$(571,596)	$—	$(3,146,404)	(b)	$35,360,000

2012
Premiums Receivable:
Valuation Provision	$1,218,000	$6,008,281	$—	$(5,323,700)	(a)	$1,902,581
Reserves for Claims	$37,996,000	$6,072,115	$—	$(4,990,115)	(b)	$39,078,000

(a)	Canceled premiums

(b)	Payments of claims, net of recoveries

INDEX TO EXHIBITS

Exhibit Number	Description	Location

3.1(a)	Articles of Incorporation dated January 22, 1973	Incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973	Incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(c)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987	Incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(d)	Articles of Amendment to Articles of Incorporation, dated May 15, 2002	Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended June 30, 2002, File No. 11774

3.1(e)	Articles of Amendment to Articles of Incorporation, dated November 2, 2002	Incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended March 31, 2003, File No. 11774

3.1(f)	Articles of Amendment to Articles of Incorporation, dated October 31, 2012	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 31, 2012, File No. 11774

3.2	Amended and Restated By-laws, dated August 9, 2010	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 12, 2010, File No. 11774

4.1	Amended and Restated Rights Agreement dated October 31, 2012, between the Company and Broadridge Issuer Solutions, Inc., as Rights Agent, dated October 31, 2012	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 2, 2012, File No. 11774

10.1(a)*	2001 Stock Option and Restricted Stock Plan, as amended and restated effective May 17, 2006	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 23, 2006, File No. 11774

10.1(b)*	Form of Nonqualified Stock Option Agreement to Non-employee Directors under the 2001 Stock Option and Restricted Stock Plan	Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2006, File No. 11774

10.1(c)*	Form of Stock Appreciation Rights Award Agreement under 2001 Stock Option and Restricted Stock Plan	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 23, 2006, File No. 11774

10.1(d)*	Form of Stock Appreciation Rights Agreement under 2001 Stock Option and Restricted Stock Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2009, File No. 11774

10.2*	Amended and Restated Employment Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.3*	Amended and Restated Employment Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.4*	Amended and Restated Employment Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.5*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.6*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.7*	Death Benefit Plan Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.8*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.9*	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.10(a)*	2009 Stock Appreciation Right Plan effective March 2, 2009	Incorporated by reference to Appendix A to the Proxy Statement dated May 26, 2009, File No. 11774

10.10(b)*	Form of Stock Appreciation Rights Agreement under 2009 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2011, File No. 11774

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement