Form 10-Q
period 2015-03-31
INVESTORS TITLE CO
filed 2015-05-07
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes         No     X

As of April 15, 2015, there were 2,007,895 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2015 and December 31, 2014
(Unaudited)

	March 31, 2015	December 31, 2014
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015: $101,229,832; 2014: $104,421,050)	$106,134,445	$109,048,290
Equity securities, available-for-sale, at fair value (cost: 2015: $24,349,105; 2014: $24,128,753)	39,476,921	39,254,981
Short-term investments	4,400,330	2,576,993
Other investments	7,818,850	8,530,929
Total investments	157,830,546	159,411,193

Cash and cash equivalents	15,639,072	15,826,515
Premium and fees receivable	8,239,189	8,544,183
Accrued interest and dividends	1,313,255	1,063,837
Prepaid expenses and other assets	8,130,547	7,732,677
Property, net	5,844,301	5,460,805
Total Assets	$196,996,910	$198,039,210

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$37,063,000	$36,677,000
Accounts payable and accrued liabilities	15,480,067	18,290,819
Current income taxes payable	287,261	92,192
Deferred income taxes, net	5,812,694	5,415,493
Total liabilities	58,643,022	60,475,504

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock - no par value (10,000,000 authorized shares; 2,010,426 and 2,023,270 shares issued and outstanding 2015 and 2014, respectively, excluding 291,676 shares for 2015 and 2014 of common stock held by the Company's subsidiary)	1	1
Retained earnings	125,317,641	124,707,196
Accumulated other comprehensive income	13,036,246	12,856,509
Total stockholders’ equity	138,353,888	137,563,706
Total Liabilities and Stockholders’ Equity	$196,996,910	$198,039,210

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Net premiums written	$24,962,041	$24,909,252
Investment income - interest and dividends	1,178,039	1,026,416
Net realized gain on investments	14,803	492,137
Other	2,146,926	2,026,269
Total Revenues	28,301,809	28,454,074

Operating Expenses:
Commissions to agents	14,596,539	15,456,278
Provision for claims	786,612	2,375,383
Salaries, employee benefits and payroll taxes	7,277,449	6,185,761
Office occupancy and operations	1,304,221	1,180,327
Business development	486,975	517,894
Filing fees, franchise and local taxes	216,643	189,600
Premium and retaliatory taxes	476,591	294,474
Professional and contract labor fees	584,107	688,058
Other	203,548	209,784
Total Operating Expenses	25,932,685	27,097,559

Income before Income Taxes	2,369,124	1,356,515

Provision for Income Taxes	643,000	371,000

Net Income	1,726,124	985,515

Net Loss Attributable to Redeemable Noncontrolling Interest	—	923

Net Income Attributable to the Company	$1,726,124	$986,438

Basic Earnings per Common Share	$0.86	$0.48

Weighted Average Shares Outstanding – Basic	2,012,738	2,037,164

Diluted Earnings per Common Share	$0.86	$0.48

Weighted Average Shares Outstanding – Diluted	2,018,504	2,043,759

Cash Dividends Paid per Common Share	$0.08	$0.08

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$1,726,124	$985,515
Other comprehensive income, before tax:
Amortization related to prior year service cost	1,097	554
Amortization of unrecognized loss	879	—
Unrealized gains on investments arising during the period	287,765	775,640
Reclassification adjustment for sales of securities included in net income	(8,803)	(765,272)
Reclassification adjustment for write-downs of securities included in net income	—	—
Other comprehensive income, before tax	280,938	10,922
Income tax expense related to postretirement health benefits	672	188
Income tax expense related to unrealized gains on investments arising during the period	103,538	269,804
Income tax benefit related to reclassification adjustment for sales of securities included in net income	(3,009)	(262,537)
Income tax expense related to reclassification adjustment for write-downs of securities included in net income	—	—
Net income tax expense on other comprehensive income	101,201	7,455
Other comprehensive income	179,737	3,467
Comprehensive Income	$1,905,861	$988,982
Comprehensive income attributable to redeemable noncontrolling interest	—	923
Comprehensive Income Attributable to the Company	$1,905,861	$989,905

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2014	2,037,135	$1	$116,714,749	$11,347,404	$128,062,154
Net income attributable to the Company			986,438		986,438
Dividends ($0.08 per share)			(162,946)		(162,946)
Shares of common stock repurchased and retired	(500)		(39,825)		(39,825)
Stock options and stock appreciation rights exercised	196		(19)		(19)
Share-based compensation expense			21,572		21,572
Amortization related to postretirement health benefits				366	366
Net unrealized gain on investments				3,101	3,101
Income tax benefit from share-based compensation			2,889		2,889
Balance, March 31, 2014	2,036,831	$1	$117,522,858	$11,350,871	$128,873,730

Balance, January 1, 2015	2,023,270	$1	$124,707,196	$12,856,509	$137,563,706
Net income attributable to the Company			1,726,124		1,726,124
Dividends ($0.08 per share)			(160,957)		(160,957)
Shares of common stock repurchased and retired	(15,036)		(1,069,185)		(1,069,185)
Stock options and stock appreciation rights exercised	2,192		54,988		54,988
Share-based compensation expense			32,600		32,600
Amortization related to postretirement health benefits				1,304	1,304
Net unrealized gain on investments				178,433	178,433
Income tax benefit from share-based compensation			26,875		26,875
Balance, March 31, 2015	2,010,426	$1	$125,317,641	$13,036,246	$138,353,888

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$1,726,124	$985,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	220,321	202,843
Amortization, net	182,230	272,617
Amortization related to postretirement benefits obligation	1,976	554
Share-based compensation expense related to stock options	32,600	21,572
Net gain on the disposals of property	(18,891)	—
Net realized gain on investments	(14,803)	(492,137)
Net earnings from other investments	(246,105)	(196,406)
Provision for claims	786,612	2,375,383
Provision (benefit) for deferred income taxes	296,000	(4,000)
Changes in assets and liabilities:
Decrease in receivables	304,994	1,269,453
(Increase) decrease in other assets	(664,709)	46,072
Increase in current income taxes recoverable	—	(309,273)
Decrease in accounts payable and accrued liabilities	(2,810,752)	(4,833,772)
Increase in current income taxes payable	195,069	—
Payments of claims, net of recoveries	(400,612)	(1,270,383)
Net cash used in operating activities	(409,946)	(1,931,962)

Investing Activities
Purchases of available-for-sale securities	(241,882)	(2,242,850)
Purchases of short-term investments	(2,184,144)	(3,117,062)
Purchases of other investments	(346,693)	(556,563)
Proceeds from sales and maturities of available-for-sale securities	3,056,743	3,328,386
Proceeds from sales and maturities of short-term investments	360,807	2,102,435
Proceeds from sales and distributions of other investments	1,304,877	241,977
Proceeds from sales of other assets	6,000	—
Purchases of property	(610,926)	(594,507)
Proceeds from the sale of property	26,000	—
Net cash provided by (used in) investing activities	1,370,782	(838,184)

Financing Activities
Repurchases of common stock	(1,069,185)	(39,825)
Exercises of stock options and SARs	54,988	(19)
Distributions to noncontrolling interest	—	(64,020)
Excess tax benefits related to exercise of stock options and SARs	26,875	2,889
Dividends paid	(160,957)	(162,946)
Net cash used in financing activities	(1,148,279)	(263,921)

Net Decrease in Cash and Cash Equivalents	(187,443)	(3,034,067)
Cash and Cash Equivalents, Beginning of Period	15,826,515	23,626,761
Cash and Cash Equivalents, End of Period	$15,639,072	$20,592,694

Consolidated Statements of Cash Flows, continued
	Three Months Ended March 31,
	2015	2014
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$125,000	$681,700
Non Cash Investing and Financing Activities
Non cash net unrealized gain on investments, net of deferred tax provision of $(100,529) and $(7,267) for 2015 and 2014, respectively	$(178,433)	$(3,101)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2014 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included.  All such adjustments are of a normal recurring nature.  Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Immaterial Classification Correction – During the three months ended March 31, 2014, the Company mistakenly included a transaction within unrealized gains on the Consolidated Statements of Comprehensive Income.  Accordingly, the Consolidated Statements of Comprehensive Income have been corrected.  The inclusion of this transaction within the Statements of Comprehensive Income was offsetting by line item, and had no impact on the total comprehensive income attributable to the Company for the three months ended March 31, 2014. The correction did result in an increase to previously reported unrealized gains on investments arising during the period of $179,904, net of tax, a decrease to the reclassification adjustment for sales of securities included in net income of $173,628, net of tax, and a decrease to the reclassification adjustment for write-downs of securities included in net income of $6,276, net of tax. There was no impact to the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity or to the Company’s cash position.

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

Recently Issued Accounting Standards – In February 2015, the Financial Accounting Standards Board (“FASB”) updated guidance to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and provide a scope exception from consolidation guidance for reporting entities that are required to comply with or operate in accordance with certain requirements similar to those for registered money market funds. For public entities, this update becomes effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations but does not expect it to have a material impact.

In May 2014, the FASB updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update becomes effective for interim and annual reporting periods beginning after December 15, 2016.  The FASB has issued for public comment a proposal that would defer the effective date of the standard by one year. Early adoption is not permitted, although if the FASB proposal passes, public entities are permitted to elect to adopt the amendments on the original effective date. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations but does not expect it to have a material impact.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the three months ended March 31, 2015 and the year ended December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014
Balance, beginning of period	$36,677,000	$35,360,000
Provision, charged to operations	786,612	5,229,716
Payments of claims, net of recoveries	(400,612)	(3,912,716)
Ending balance	$37,063,000	$36,677,000

The total reserve for all reported and unreported losses the Company incurred through March 31, 2015 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2015.  Management continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available.  Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	March 31, 2015%		December 31, 2014%
Known title claims	$5,412,246	14.6	$5,364,645	14.6
IBNR	31,650,754	85.4	31,312,355	85.4
Total loss reserves	$37,063,000	100.0	$36,677,000	100.0

Claims and losses paid are charged against reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the Company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 - Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future services that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in retained earnings, if any, are assumed to be used to repurchase shares in the current period.  The number of incremental dilutive potential common shares, calculated using the treasury stock method, was 5,766 and 6,595 for the three months ended March 31, 2015 and 2014, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,
	2015	2014
Net income attributable to the Company	$1,726,124	$986,438
Weighted average common shares outstanding – Basic	2,012,738	2,037,164
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	5,766	6,595
Weighted average common shares outstanding – Diluted	2,018,504	2,043,759
Basic earnings per common share	$0.86	$0.48
Diluted earnings per common share	$0.86	$0.48

There were no potential shares excluded from the computation of diluted earnings per share for the three months ended March 31, 2015 and 2014, as all share-based awards were "in-the-money."

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

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	19,000	$45.74	3.43	$669,610
SARs granted	4,500	68.70
SARs exercised	(1,500)	49.04
Options exercised	(1,000)	27.21
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of December 31, 2014	21,000	$51.30	3.64	$453,510
SARs granted	—	—
SARs exercised	(2,000)	47.88
Options exercised	(1,500)	36.79
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of March 31, 2015	17,500	$52.94	4.05	$369,255

Exercisable as of March 31, 2015	17,500	$52.94	4.05	$369,255

There was approximately $33,000 and $22,000 of compensation expense relating to SARs or options vesting on or before March 31, 2015 and 2014, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of March 31, 2015, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$25,995,525	$1,464,157	$(350,715)	$27,108,967
Investment income	1,050,775	150,598	(23,334)	1,178,039
Net realized gain on investments	14,379	424	—	14,803
Total revenues	$27,060,679	$1,615,179	$(374,049)	$28,301,809
Operating expenses	24,597,471	1,668,508	(333,294)	25,932,685
Income (loss) before income taxes	$2,463,208	$(53,329)	$(40,755)	$2,369,124
Total assets	$150,689,425	$46,307,485	$—	$196,996,910

Three Months Ended March 31, 2014	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$25,807,450	$1,453,301	$(325,230)	$26,935,521
Investment income	928,512	121,238	(23,334)	1,026,416
Net realized gain on investments	437,608	54,529	—	492,137
Total revenues	$27,173,570	$1,629,068	$(348,564)	$28,454,074
Operating expenses	25,724,928	1,680,440	(307,809)	27,097,559
Income (loss) before income taxes	$1,448,642	$(51,372)	$(40,755)	$1,356,515
Total assets	$143,241,843	$42,085,290	$—	$185,327,133

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement estimated to total $7,570,000 and $7,111,000 as of March 31, 2015 and December 31, 2014, respectively.  The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded.  These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets.  The following sets forth the net periodic benefits cost for the executive benefits for the periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Service cost – benefits earned during the year	$4,187	$3,667
Interest cost on the projected benefit obligation	7,693	7,618
Amortization of unrecognized prior service cost	1,097	554
Amortization of unrecognized losses	879	—
Net periodic benefits costs	$13,856	$11,839

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of March 31, 2015 and December 31, 2014, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices are unavailable due to the failure of auctions.  The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of these securities was $1,000,000 as of March 31, 2015 and December 31, 2014,  with approximately 97.0% as of March 31, 2015 and December 31, 2014, guaranteed by the U.S. Department of Education.

Some of the inputs to ARS valuation are unobservable in the market and are significant – therefore, the Company utilizes another third party pricing service to assist in the determination of the fair market value of these securities.  This service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes some key assumptions the service used to determine fair value as of March 31, 2015 and December 31, 2014:

	2015	2014
Cumulative probability of earning maximum rate until maturity	—%	—%
Cumulative probability of principal returned prior to maturity	95.2%	95.2%
Cumulative probability of default at some future point	4.8%	4.8%

Significant increases or decreases in any of the inputs in isolation could result in significant changes to the fair value measurement.  Generally, increases in default probabilities and liquidity risk premiums lower the fair market value while increases in principal being returned and earning maximum rates increase fair market values.

Based upon these inputs and assumptions, the pricing service provides a range of values to the Company for its ARS.  The Company records the fair value based on the midpoint of the range and believes that this valuation is the most reasonable estimate of fair value.  In 2015 and 2014, the difference in the low and high values of the ranges was approximately zero to four percent of the carrying value of the Company’s ARS.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of March 31, 2015 and December 31, 2014.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.  Level 3 assets are comprised solely of ARS.

As of March 31, 2015	Level 1	Level 2	Level 3	Total
Short-term investments	$4,400,330	$—	$—	$4,400,330
Equity securities:
Common stock and nonredeemable preferred stock	39,476,921	—	—	39,476,921
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	83,180,466	—	83,180,466
Corporate debt securities*	—	22,012,779	941,200	22,953,979
Total	$43,877,251	$105,193,245	$941,200	$150,011,696

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Short-term investments	$2,576,993	$—	$—	$2,576,993
Equity securities:
Common stock and nonredeemable preferred stock	39,254,981	—	—	39,254,981
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	85,780,755	—	85,780,755
Corporate debt securities*	—	22,328,435	939,100	23,267,535
Total	$41,831,974	$108,109,190	$939,100	$150,880,264

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

The carrying amounts and fair values of these financial instruments (please note investments are disclosed in a previous table) as of March 31, 2015 and December 31, 2014 are presented in the following table:

As of March 31, 2015	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$15,639,072	$15,639,072	$15,639,072	$—	$—
Cost-basis investments	2,502,468	2,881,597	—	—	2,881,597
Accrued dividends and interest	1,313,255	1,313,255	1,313,255	—	—
Total Financial Assets	$19,454,795	$19,833,924	$16,952,327	$—	$2,881,597

As of December 31, 2014	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$15,826,515	$15,826,515	$15,826,515	$—	$—
Cost-basis investments	2,516,608	2,675,817	—	—	2,675,817
Accrued dividends and interest	1,063,837	1,063,837	1,063,837	—	—
Total Financial Assets	$19,406,960	$19,566,169	$16,890,352	$—	$2,675,817

The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the period ended March 31, 2015 and the year ended December 31, 2014:

Changes in fair value during the period ended:	2015	2014
Beginning balance at January 1	$939,100	$935,700
Redemptions and sales	—	—
Realized gain – included in net realized gain on investments	—	—
Unrealized gain - included in other comprehensive income	2,100	3,400
Ending balance, net	$941,200	$939,100

Certain cost method investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of March 31, 2015 and December 31, 2014. The following table summarizes the corresponding estimated fair value hierarchy of such investments at March 31, 2015 and December 31, 2014 and the related impairments recognized:

As of March 31, 2015	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$—	$—	$—
Total cost-basis investments			$—	$—	$—	$—	$—

As of December 31, 2014	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$22,682	$22,682	$(10,062)
Total cost-basis investments			$—	$—	$22,682	$22,682	$(10,062)

Note 7 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

As of March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$33,121,352	$1,472,862	$25,389	$34,568,825
Issuer obligations of U.S. states, territories and political subdivisions revenue	46,113,735	2,527,991	30,085	48,611,641
Corporate debt securities	21,072,010	940,769	—	22,012,779
Auction rate securities	922,735	18,465	—	941,200
Total	$101,229,832	$4,960,087	$55,474	$106,134,445
Equity securities, available-for-sale, at fair value:
Common stocks and nonredeemable preferred stocks	$24,349,105	$15,255,747	$127,931	$39,476,921
Total	$24,349,105	$15,255,747	$127,931	$39,476,921
Short-term investments:
Money market funds and certificates of deposit	$4,400,330	$—	$—	$4,400,330
Total	$4,400,330	$—	$—	$4,400,330

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$35,215,247	$1,527,794	$19,542	$36,723,499
Issuer obligations of U.S. states, territories and political subdivisions special revenue	46,707,033	2,405,725	55,502	49,057,256
Corporate debt securities	21,576,641	823,133	71,339	22,328,435
Auction rate securities	922,129	16,971	—	939,100
Total	$104,421,050	$4,773,623	$146,383	$109,048,290
Equity securities, available-for-sale, at fair value:
Common stocks and nonredeemable preferred stocks	$24,128,753	$15,225,459	$99,231	$39,254,981
Total	$24,128,753	$15,225,459	$99,231	$39,254,981
Short-term investments:
Money market funds and certificates of deposits	$2,576,993	$—	$—	$2,576,993
Total	$2,576,993	$—	$—	$2,576,993

The special revenue category for both periods presented includes at least 50 individual bonds with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at March 31, 2015 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$13,053,110	$13,204,273
Due after one year through five years	51,042,282	53,724,810
Due five years through ten years	35,140,718	36,642,930
Due after ten years	1,993,722	2,562,432
Total	$101,229,832	$106,134,445

Realized gains and losses on investments for the three months ended March 31 are summarized as follows:

	2015	2014
Gross realized gains:
Corporate debt securities	$999	$—
Common stocks and nonredeemable preferred stocks	8,200	765,272
Total	$9,199	$765,272
Gross realized losses:
General obligations of U.S. states, territories and political subdivisions	$(396)	$—
Total	$(396)	$—
Net realized gain from securities	$8,803	$765,272
Net realized (losses) gains on other investments:
Impairments of other assets and investments	$—	$(10,062)
Net gain on other assets and investments	6,000	—
Net loss on other assets and investments	—	(263,073)
Total	$6,000	$(273,135)
Net realized gain on investments	$14,803	$492,137

Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the fair value of the securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
As of March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$1,942,803	$(25,389)	$—	$—	$1,942,803	$(25,389)
Issuer obligations of U.S. states, territories and political subdivisions special revenue	3,252,307	(20,404)	1,209,989	(9,681)	4,462,296	(30,085)
Total fixed income securities	$5,195,110	$(45,793)	$1,209,989	$(9,681)	$6,405,099	$(55,474)
Equity securities	$1,553,666	$(86,455)	$145,125	$(41,476)	$1,698,791	$(127,931)
Total temporarily impaired securities	$6,748,776	$(132,248)	$1,355,114	$(51,157)	$8,103,890	$(183,405)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$2,113,194	$(19,542)	$—	$—	$2,113,194	$(19,542)
Issuer obligations of U.S. states, territories and political subdivisions special revenue	3,946,977	(13,453)	1,182,390	(42,049)	5,129,367	(55,502)
Corporate debt securities	6,924,430	(71,339)	—	—	6,924,430	(71,339)
Total fixed income securities	$12,984,601	$(104,334)	$1,182,390	$(42,049)	$14,166,991	$(146,383)
Equity securities	$930,208	$(71,669)	$141,280	$(27,562)	$1,071,488	$(99,231)
Total temporarily impaired securities	$13,914,809	$(176,003)	$1,323,670	$(69,611)	$15,238,479	$(245,614)

As of March 31, 2015, the Company held $6,405,099 in fixed maturity securities with unrealized losses of $55,474.  As of December 31, 2014, the Company held $14,166,991 in fixed maturity securities with unrealized losses of $146,383.  The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of March 31, 2015, the Company held $1,698,791 in equity securities with unrealized losses of $127,931.  As of December 31, 2014, the Company held $1,071,488 in equity securities with unrealized losses of $99,231.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 16 and 25 securities had unrealized losses at March 31, 2015 and December 31, 2014, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During the three months ended March 31, 2015 and 2014, the Company recorded no other-than-temporary impairment charges for securities.  Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for the purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $103,658,000 and $82,477,000 as of March 31, 2015 and December 31, 2014, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Note 9 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investment in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of March 31, 2015	As of December 31, 2014
Consolidated Balance Sheets
Other investments	$5,316,000	$6,014,000
Premiums and fees receivable	$798,000	$666,000

Financial Statement Classification,	For the Three Months Ended March 31,
Consolidated Statements of Income	2015	2014
Net premiums written	$3,056,000	$2,291,000
Other income	$403,000	$349,000
Commissions to agents	$2,132,000	$1,677,000

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

The contingent payment arrangement required that the purchase price for the 70% majority interest of United was to be paid over a two year period and was determined by multiplying United’s actual GAAP net income for the first full 24 calendar months subsequent to closing by an agreed upon factor.  In no event was the purchase price for the majority interest to exceed $1,041,250.  The acquisition date fair value of the total consideration to be transferred was $1,041,250.  This fair value total was equal to $350,000 ITIC had already paid toward the purchase price, as well as $691,250 in estimated contingent payments.  During the second quarter of 2013, ITIC paid an additional $350,000 toward the purchase price. During the second quarter of 2014, ITIC paid the remaining $341,250 of the purchase price. As a result, no contingent payments were included on the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014.

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

The following table provides the effects of changes in ITIC's ownership interest in United, and the resulting impact on the Company's equity:

	March 31, 2015	December 31, 2014
Net income attributable to the Company	$1,726,124	$9,648,975
Transfers from the redeemable controlling interest:
Decrease in paid-in capital for purchase of redeemable noncontrolling interest	—	(114,320)
Net transfers from noncontrolling interest	—	(114,320)
Change from net income attributable to the Company and transfers from redeemable noncontrolling interest	$1,726,124	$9,534,655

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

The following table provides a reconciliation of total redeemable equity for the periods ended March 31, 2015 and December 31, 2014:

Changes in carrying value during the period ended:	March 31, 2015	December 31, 2014
Beginning balance at January 1	$—	$545,489
Net income attributable to redeemable noncontrolling interest	—	23,523
Distributions to noncontrolling interest	—	(168,057)
Redeemable noncontrolling interest resulting from subsidiary purchase	—	(515,275)
Adjustment to retained earnings for purchase of noncontrolling interest	—	114,320
Balance, net	$—	$—

Fair valuation methods used for the identifiable tangible net assets acquired in the acquisition make use of discounted cash flows using current interest rates.  The fair value of identifiable net tangible assets at the acquisition date was $5,600.  Identifiable assets acquired included cash and fixed assets.  Liabilities assumed consisted of notes payable.

The transaction was accounted for using the acquisition method required by ASC 805, Business Combinations.  Accordingly, the Company recognized the required identifiable intangible assets of United.  There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service.  At acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships.  The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated.  The referral relationships are being amortized over a 12-year period using the straight-line method.  At March 31, 2015 and December 31, 2014, accumulated amortization of intangible assets was $209,052 and $191,631, respectively.  Net intangible assets of $1,272,848 and $1,290,269 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014.  In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amount may not be recoverable, and therefore determined that the intangible assets assigned to United were not impaired at March 31, 2015.

Note 11 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$12,934,497	$(77,988)	$12,856,509
Other comprehensive income before reclassifications	184,227	—	184,227
Amounts reclassified from accumulated other comprehensive income	(5,794)	1,304	(4,490)
Net current-period other comprehensive income	178,433	1,304	179,737
Ending balance	$13,112,930	$(76,684)	$13,036,246

Three Months Ended March 31, 2014	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,395,757	$(48,353)	$11,347,404
Other comprehensive income before reclassifications	325,932	—	325,932
Amounts reclassified from accumulated other comprehensive income	(322,831)	366	(322,465)
Net current-period other comprehensive income	3,101	366	3,467
Ending balance	$11,398,858	$(47,987)	$11,350,871

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$8,803
Other-than-temporary impairments	—
Total	$8,803	Net realized gain on investment
Tax	(3,009)	Provision for Income Taxes
Net of Tax	$5,794
Amortization related to postretirement benefit plans:
Prior year service cost	$(1,097)
Unrecognized loss	(879)
Total	$(1,976)	(a)
Tax	672	Provision for Income Taxes
Net of Tax	$(1,304)
Reclassifications for the period	$4,490

Three Months Ended March 31, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$502,199
Other-than-temporary impairments	(10,062)
Total	$492,137	Net realized gain on investment
Tax	(169,306)	Provision for Income Taxes
Net of Tax	$322,831
Amortization related to postretirement benefit plans:
Prior year service cost	$(554)
Unrecognized gain (loss)	—
Total	$(554)	(a)
Tax	188	Provision for Income Taxes
Net of Tax	$(366)
Reclassifications for the period	$322,465

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 2014 Annual Report on Form 10-K should be read in conjunction with the following discussion since it contains information which is important for evaluating the Company's operating results and financial condition.  Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties.  Actual results may vary.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC").  Total revenues from the title segment accounted for 95.1% of the Company's revenues for the three months ended March 31, 2015.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.

There are two basic types of title insurance policies - one for the mortgage lender and one for the real estate owner.  A lender often requires the property owner to purchase a lender's title insurance policy to protect its position as a holder of a mortgage loan, but the lender’s title insurance policy does not protect the property owner.  The property owner has to purchase a separate owner’s title insurance policy to protect its investment.  When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property.  If a covered claim is made against real property, title insurance provides indemnification against insured defects.
The Company issues title insurance policies through home and branch offices, independent agents and issuing agencies.  Issuing agents are typically real estate attorneys or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory.  The ability to attract and retain issuing agents is a key determinant of the Company’s growth in title insurance premiums written.
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

Services other than title insurance provided by operating divisions of the Company that are not required to be reported separately are reported in a category called “All Other.”  These other services include those offered by the Company and by its wholly owned subsidiaries, Investors Title Exchange Corporation (“ITEC”), Investors Title Accommodation Corporation (“ITAC”), Investors Trust Company (“Investors Trust”), and Investors Title Management Services, Inc. (“ITMS”).

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

Business Trends and Recent Conditions
Beginning in 2008, the United States economy experienced a material economic downturn. Events leading to the recession were primarily the collapse of the housing market and frozen credit markets, prompting the federal government to take unprecedented monetary and fiscal action in an attempt to slow the economic rate of decline and instill consumer confidence. The economy has been gradually recovering from this downturn with the Dow Jones Industrial Average setting and remaining near the all-time high, housing values rebounding and the unemployment rate declining.
Current Initiatives
In efforts to stimulate the economy, the Federal Reserve announced in September 2012 Quantitative Easing, “QE3,” in which it would purchase mortgage-backed securities and longer-term Treasury securities. Through QE3, the Federal Reserve initially purchased mortgage-backed securities at a rate of $40 billion per month and longer-term Treasury securities at a rate of $45 billion per month. Beginning in 2014, the Federal Open Market Committee ("FOMC") of the Federal Reserve steadily reduced the purchase of securities, and concluded the QE3 program at the end of October 2014.
The FOMC also issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the March 2015 meeting, the FOMC reaffirmed its intent to keep the federal funds rate exceptionally low, between 0% and 0.25%, so long as progress is made toward its employment and inflation objectives. The FOMC further stated that an increase in the target rate remains unlikely at the April 2015 FOMC meeting.
On October 20, 2014, the Federal Housing Finance Agency ("FHFA"), which regulates the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), announced that Fannie Mae and Freddie Mac were negotiating guidelines with mortgage lenders that resulted in less strict lending requirements and lower barriers to mortgage loans for borrowers who are seeking access to home loans. The FHFA noted in its announcement that it intended to clarify the rules that allow Fannie Mae and Freddie Mac to require mortgage lenders to repurchase troubled loans. The FHFA also sought to increase the supply of credit available, particularly to creditworthy lower and middle-income families, by collaborating with mortgage lenders to provide guidelines for mortgage loans with down payments as low as three percent. In December 2014, both Fannie Mae and Freddie Mac officially approved ninety-seven percent loan-to-value products (three percent down payment mortgages). The Fannie Mae program is targeted for first-time home buyers and became available to lenders in December 2014. The Freddie Mac program became available to lenders on March 23, 2015 and is available to both first-time home buyers and other qualified borrowers with limited down payment savings.
In an effort to expand home ownership for lower-income buyers, the Federal Housing Authority (“FHA”) announced in January 2015 that it would cut its rates on mortgage insurance premiums. Mortgage insurance premium rates for 30-year FHA insured mortgages with less than a 5% down payment decreased from 1.35% to 0.85%. Mortgage insurance premium rates for 30-year FHA insured mortgages with more than a 5% down payment decreased from 1.30% to 0.80%. The new rates took effect on January 26, 2015 and will not apply to borrowers with existing mortgages, unless refinanced, or to 15-year mortgages.

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
Real Estate Environment
Overall, the economy has been recovering from the downturn with positive projections going forward. The Mortgage Bankers Association's (“MBA”) March 2015 Economic and Mortgage Finance Commentary predicts 2015 overall economic growth of approximately 2.7% and a decline in the unemployment rate to 5.3% by the end of 2015. While recovery in the housing sector remains slow, improvements are predicted with increases in both housing starts and existing home sales, primarily a result of the economic growth and improved employment conditions.
The MBA March 20, 2015 Mortgage Finance Forecast (“MBA Forecast”) projects 2015 purchase activity to increase 14.4% to $730 billion and refinance activity to increase 3.5% to $501 billion, combining for total mortgage originations to increase 9.7% to $1,231 billion, all from 2014 levels. In 2014, refinance activity accounted for 43.1% of all mortgage originations and is projected to represent 40.7% of all mortgage originations in 2015.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.7% and 4.4% for the three months ended March 31, 2015 and 2014, respectively. According to the MBA Forecast, refinancing activity is expected to be slightly higher in 2015 as a result of lower mortgage interest rates in the current year. Interest rates are projected to climb to a projected 4.6% by the fourth quarter of 2015.
Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.
Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments.  Actual results could differ from these estimates.  During the three months ended March 31, 2015, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

Results of Operations

The following table presents certain income statement data for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenues:
Net premiums written	$24,962,041	$24,909,252
Investment income - interest and dividends	1,178,039	1,026,416
Net realized gain on investments	14,803	492,137
Other	2,146,926	2,026,269
Total Revenues	28,301,809	28,454,074

Operating Expenses:
Commissions to agents	14,596,539	15,456,278
Provision for claims	786,612	2,375,383
Salaries, employee benefits and payroll taxes	7,277,449	6,185,761
Office occupancy and operations	1,304,221	1,180,327
Business development	486,975	517,894
Filing fees, franchise and local taxes	216,643	189,600
Premium and retaliatory taxes	476,591	294,474
Professional and contract labor fees	584,107	688,058
Other	203,548	209,784
Total Operating Expenses	25,932,685	27,097,559

Income before Income Taxes	2,369,124	1,356,515

Provision for Income Taxes	643,000	371,000

Net Income Attributable to the Company	$1,726,124	$986,438
Insurance and Other Services Revenues

Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income and exchange services income.  Investment income and realized investment gains and losses are not included in insurance and other services revenues and are discussed separately under “Investment-Related Revenues” below.

Title Orders – Title orders issued increased 13.3% in the first three months of 2015 to 52,107 compared with 45,971 title orders in the same period in 2014.  The increase in title orders from 2014 is primarily attributable to an increase in the number of refinance transactions. Premiums written did not move proportionally with title orders due to an increasing proportion of refinance transactions. Refinance transactions typically have lower premium rates than purchase transactions.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies.  Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
Home and Branch	$5,605,764	22.5%	$4,831,679	19.4%
Agency	19,356,277	77.5%	20,077,573	80.6%
Total	$24,962,041	100.0%	$24,909,252	100.0%

Home and Branch Office Net Premiums – In the Company's home and branch operations, the Company issues the title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations increased 16.0% for the three months ended March 31, 2015 compared with the prior year period.  The increase in net premiums was primarily attributable to increases in both refinance and purchase activity. Refinance activity increased substantially versus the prior year period as mortgage interest rates dropped to their lowest levels in nearly two years. Premiums from purchase transactions increased as well, due to both increased volume from favorable interest rates and overall economic conditions, and increases in average home prices. All of the Company's home office operations and the majority of its branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina title insurance policies.

Agency Net Premiums – When a policy is written through a title agency, the premium is shared between the agency and the underwriter.  Total premiums include an estimate of premiums for title insurance policies which have been issued, but not reported as of the balance sheet date.  To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the policy effective date and the date the policies are reported.  From time to time, the Company adjusts the inputs to the estimation as agents report transactions and new information becomes available.  In addition to estimating revenues, the Company also estimates and accrues agent commissions, claims provision, premium taxes, income taxes, and other expenses associated with the estimated revenues which have been accrued. The Company reflects any adjustments to the accruals in the result of operations in the period in which new information becomes available.

Agency net premiums written decreased 3.6% for the three months ended March 31, 2015 compared with the prior year period. The decline in agency premiums was primarily attributable to a decrease in the amount of premiums from agents in the Texas market, partially offset by larger premiums due to higher average real estate prices and higher levels of real estate activity in most other states in which the Company operates.

Following is a schedule of net premiums written for the three months ended March 31, 2015 and 2014 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently write insurance:

	Three Months Ended March 31,
State	2015	2014
Texas	$7,504,129	$11,621,721
North Carolina	7,306,227	6,298,033
South Carolina	2,220,225	1,503,075
Georgia	1,249,569	1,194,156
Virginia	1,227,776	823,605
Michigan	923,936	817,244
All Others	4,562,954	2,671,439
Premiums	24,994,816	24,929,273
Reinsurance Assumed	9,994	28,472
Reinsurance Ceded	(42,769)	(48,493)
Net Premiums Written	$24,962,041	$24,909,252

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $2,146,926 for the three months ended March 31, 2015 compared with $2,026,269 in the prior year period.  The increase for the three months ended March 31, 2015 primarily related to an increase in fee income and management services income, partially offset by a decrease in earnings of unconsolidated affiliates and trust and investment management services.

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

Investment income was $1,178,039 for the three months ended March 31, 2015 compared with $1,026,416 in the prior year period.  The increase in investment income for the three months ended March 31, 2015 was due primarily to higher levels of interest and dividends earned in conjunction with a larger portfolio of both fixed maturities and equity securities.

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

The net realized gain on investments was $14,803 for the three months ended March 31, 2015 compared with $492,137 in the prior year period.  The 2015 year-to-date gain did not include any impairment charges.  The 2014 year-to-date gain includes impairment charges of $10,062 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $502,199. Management believes unrealized losses on remaining fixed income and equity securities at March 31, 2015 are temporary in nature.

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

Expenses

The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, office occupancy and operations and the provision for claims.  Operating expenses decreased 4.3% for the three months ended March 31, 2015 compared with the prior year period. For the three months ended March 31, 2015, expenses decreased primarily due to decreases in the provision for claims and commissions to agents, partially offset by an increase in salaries, employee benefits and payroll taxes.

Following is a summary of the Company's operating expenses for the three months ended March 31, 2015 and 2014.  Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended March 31,
	2015		2014
Title Insurance	$24,285,515	93.6%	$25,437,122	93.9%
All Other	1,647,170	6.4%	1,660,437	6.1%
Total	$25,932,685	100.0%	$27,097,559	100.0%

On a combined basis, after-tax profit margins were 6.1% for the three months ended March 31, 2015 and 3.5% for the three months ended March 31, 2014. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Commissions – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts and fluctuate commensurate with agency premium volumes.  Commissions to agents decreased 5.6% for the three months ended March 31, 2015 compared with the prior year period.  Commission expense as a percentage of net premiums written by agents was 75.4% for the three months ended March 31, 2015 compared with 77.0% in the prior year period. Commissions decreased primarily due to a decrease in premiums written by agents mainly in the Texas market. Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provision for Claims – The provision for claims as a percentage of net premiums written was 3.2% for the three months ended March 31, 2015 compared with 9.5% for the prior year period. The decline in the provision for claims was primarily related to favorable loss development as well as a reduction in losses incurred, mostly attributable to a few large claims in the prior year period.

The decrease in the loss provision rate for the three months ended March 31, 2015 from the 2014 level resulted in approximately $1,594,000 less in reserves than would have been recorded at the higher 2014 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $400,612 and $1,270,383 for the three months ended March 31, 2015 and 2014, respectively.

Reserves for Claims – At March 31, 2015, the total reserve for claims was $37,063,000.  Of that total, approximately $5,412,000 was reserved for specific claims, and approximately $31,651,000 was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes – Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $7,277,449 for the three months ended March 31, 2015 compared with $6,185,761 for the prior year period.  On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 25.7% for the three months ended March 31, 2015 compared with 21.7% for the prior year period. The increases in expenses for the three months ended March 31, 2015 primarily related to normal inflationary increases in compensation and benefit costs, and higher staffing levels to support ongoing software development activities.

Office Occupancy and Operations – Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Office occupancy and operations expenses were $1,304,221 for the three months ended March 31, 2015 compared with $1,180,327 for prior year period. As a percentage of total revenues, office occupancy and operations expenses were 4.6% for the three months ended March 31, 2015 compared with 4.1% for the prior year period.  The increases in expenses in 2015 primarily related to increases in maintenance, contract services and depreciation expenses.

Business Development – Business development expenses primarily include marketing and travel-related expenses. Business development expenses were $486,975 for the three months ended March 31, 2015 compared with $517,894 for the prior year period. Business development expenses decreased 6.0% for the three months ended March 31, 2015 compared with the prior year period, primarily due to decreased marketing expenses.

Filing Fees, Franchise and Local Taxes – Filing fees, franchise and local tax expenses include insurance filing and licensing fees and franchise, excise and local taxes.  Filing fees, franchise and local tax expenses were $216,643 for the three months ended March 31, 2015 compared with $189,600 for prior year period.

Premium and Retaliatory Taxes – Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute.  Premium tax rates vary from state to state; accordingly, the total premium tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.9% for the three months ended March 31, 2015, compared with 1.2% for the prior year period.

Professional and Contract Labor Fees – Professional and contract labor fees were $584,107 for the three months ended March 31, 2015 compared with $688,058 for the prior year period.  The decrease for the three months ended March 31, 2015 was primarily attributable to decreases in consulting fees associated with the Company's ongoing software initiatives.

Other Expenses – Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate in relation to transaction volume of the title segment and the trust division. Other expenses were $203,548 for the three months ended March 31, 2015 compared with $209,784 in the prior year period.

Income Taxes

The provision for income taxes was $643,000 for the three months ended March 31, 2015 compared with $371,000 for the prior year period.  Income tax expense as a percentage of earnings before income taxes was 27.1% for the three months ended March 31, 2015, compared with 27.3% for the prior year period.  The decrease in the effective rate for 2015 from 2014 was primarily due to a lower proportion of taxable to tax-exempt income.  The effective income tax rate for both 2015 and 2014 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income.  Tax-exempt income lowers the effective tax rate.

Management believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through March 31, 2015 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Net cash flows used in operating activities were $409,946 and $1,931,962 for the three months ended March 31, 2015 and 2014, respectively.  Cash flows used in operating activities decreased in 2015 from 2014, primarily due to the timing of payable disbursements, an increase in net income and lower claim payments, partially offset by a decrease in the provision for claims and a net increase in receivables and other assets.  Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and operating requirements.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends.  In 2015, the Company had a lower level of investment purchase activity, a lower level of of proceeds from sales and maturities of investments, and more repurchases of common stock compared with the prior year.

The net effect of all activities on total cash and cash equivalents was a decrease of $187,443 and $3,034,067 in 2015 and 2014, respectively.  As of March 31, 2015, the Company held cash and cash equivalents of $15,639,072, short-term investments of $4,400,330, fixed maturity securities of $106,134,445 and equity securities of $39,476,921.

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

The Company's ability to pay dividends and operating expenses is dependent on funds received from the insurance subsidiaries, which are subject to regulation in the states in which they do business.  Each state regulates the extent to which title underwriters can pay dividends or make distributions.  These regulations require prior regulatory approval of the payment of dividends and other intercompany transfers.  The Company believes that amounts available for transfer from its insurance and other subsidiaries are adequate to meet the Company's current operating needs.

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

Purchase of Company Stock – On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Company's repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to this approval, the Company purchased 15,036 shares for the three months ended March 31, 2015 and 500 shares for the same period in 2014 at an average per share price of $71.11 and $79.65, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and alternative uses for such cash.

Capital Expenditures – During 2015, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases that are anticipated to be funded via cash flows from operations.  All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for the purchase of replacement property.  ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverses exchange property held by the Company for the purpose of completing such transactions totaled approximately $103,658,000 and $82,477,000 as of March 31, 2015 and December 31, 2014, respectively.  These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income.  The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

Safe Harbor for Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “should,” “could,” "would" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Without limitation, projected developments in mortgage interest rates and the overall economic environment set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Trends and Recent Conditions” constitute forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties.

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

•	the Company relies upon the Texas and North Carolina markets for a significant portion of its premiums;

•	the Company receives a significant percentage of its net premiums written from a single title agent;

•	compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;

•	the impact of governmental oversight of service provider’s compliance with Federal Consumer Financial Laws, including title insurance agents;

•	downgrades from a rating agency could result in a loss of underwriting business;

•	the inability of the Company to manage, develop and implement technological advancements and prevent system interruptions or unauthorized system intrusions;

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

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.  For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.  You should consider the possibility that actual results may differ materially from our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks.

No material changes in the Company’s market risk or market strategy occurred during the quarter ended March 31, 2015.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1.

Item 1a.    Risk Factors

There have been no material changes in risks previously disclosed under Item 1a. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 .

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended March 31, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				408,910
January 2015	9,024	$70.63	9,024	399,886
February 2015	901	$72.55	901	398,985
March 2015	5,111	$71.69	5,111	393,874
Total:	15,036	$71.11	15,036	393,874

For the quarter ended March 31, 2015, the Company purchased an aggregate of 15,036 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced publicly on June 5, 2000.  On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Company's repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  May 7, 2015