Form 10-Q
period 2015-06-30
INVESTORS TITLE CO
filed 2015-08-07
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes         No     X

As of July 15, 2015, there were 2,000,255 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2015 and December 31, 2014
(Unaudited)

	June 30, 2015	December 31, 2014
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015: $98,460,680; 2014: $104,421,050)	$101,686,777	$109,048,290
Equity securities, available-for-sale, at fair value (cost: 2015: $24,495,731; 2014: $24,128,753)	38,237,742	39,254,981
Short-term investments	8,588,140	2,576,993
Other investments	8,397,014	8,530,929
Total investments	156,909,673	159,411,193

Cash and cash equivalents	18,823,257	15,826,515
Premium and fees receivable	9,380,604	8,544,183
Accrued interest and dividends	1,039,031	1,063,837
Prepaid expenses and other assets	7,925,283	7,732,677
Property, net	6,121,707	5,460,805
Total Assets	$200,199,555	$198,039,210

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$38,125,000	$36,677,000
Accounts payable and accrued liabilities	16,900,157	18,290,819
Current income taxes payable	423,908	92,192
Deferred income taxes, net	5,091,797	5,415,493
Total liabilities	60,540,862	60,475,504

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock - no par value (10,000,000 authorized shares; 2,001,030 and 2,023,270 shares issued and outstanding 2015 and 2014, respectively, excluding 291,676 shares for 2015 and 2014 of common stock held by the Company's subsidiary)	1	1
Retained earnings	128,634,895	124,707,196
Accumulated other comprehensive income	11,023,797	12,856,509
Total stockholders’ equity	139,658,693	137,563,706
Total Liabilities and Stockholders’ Equity	$200,199,555	$198,039,210

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Net premiums written	$30,464,581	$29,849,853	$55,426,622	$54,759,105
Investment income - interest and dividends	1,131,487	1,039,435	2,309,526	2,065,851
Net realized gain on investments	925,164	92,082	939,967	584,219
Other	2,960,575	2,240,183	5,107,501	4,266,452
Total Revenues	35,481,807	33,221,553	63,783,616	61,675,627

Operating Expenses:
Commissions to agents	16,898,691	18,346,381	31,495,230	33,802,659
Provision for claims	2,130,810	294,281	2,917,422	2,669,664
Salaries, employee benefits and payroll taxes	6,866,632	6,454,930	14,144,081	12,640,691
Office occupancy and operations	1,443,297	1,246,644	2,747,518	2,426,971
Business development	578,194	511,763	1,065,169	1,029,657
Filing fees, franchise and local taxes	221,098	225,343	437,741	414,943
Premium and retaliatory taxes	634,747	546,091	1,111,338	840,565
Professional and contract labor fees	680,483	666,909	1,264,590	1,354,967
Other	241,358	250,167	444,906	459,951
Total Operating Expenses	29,695,310	28,542,509	55,627,995	55,640,068

Income before Income Taxes	5,786,497	4,679,044	8,155,621	6,035,559

Provision for Income Taxes	1,666,000	1,281,000	2,309,000	1,652,000

Net Income	4,120,497	3,398,044	5,846,621	4,383,559

Net Income Attributable to Redeemable Noncontrolling Interest	—	(24,446)	—	(23,523)

Net Income Attributable to the Company	$4,120,497	$3,373,598	$5,846,621	$4,360,036

Basic Earnings per Common Share	$2.06	$1.66	$2.91	$2.14

Weighted Average Shares Outstanding – Basic	2,004,698	2,034,931	2,008,718	2,036,047

Diluted Earnings per Common Share	$2.05	$1.65	$2.90	$2.14

Weighted Average Shares Outstanding – Diluted	2,009,495	2,039,202	2,013,878	2,041,268

Cash Dividends Paid per Common Share	$0.08	$0.08	$0.16	$0.16

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$4,120,497	$3,398,044	$5,846,621	$4,383,559
Other comprehensive (loss) income, before tax:
Amortization related to prior year service cost	1,098	555	2,195	1,109
Amortization of unrecognized loss	878	—	1,757	—
Unrealized (losses) gains on investments arising during the period	(2,152,262)	2,208,475	(1,864,497)	2,984,115
Reclassification adjustment for sales of securities included in net income	(923,209)	(68,364)	(932,012)	(833,636)
Reclassification adjustment for write-downs of securities included in net income	11,149	—	11,149	—
Other comprehensive (loss) income, before tax	(3,062,346)	2,140,666	(2,781,408)	2,151,588
Income tax expense related to postretirement health benefits	672	189	1,344	377
Income tax (benefit) expense related to unrealized (losses) gains on investments arising during the year	(739,627)	761,231	(636,089)	1,031,035
Income tax benefit related to reclassification adjustment for sales of securities included in net income	(314,742)	(23,213)	(317,751)	(285,750)
Income tax expense related to reclassification adjustment for write-downs of securities included in net income	3,800	—	3,800	—
Net income tax (benefit) expense on other comprehensive (loss) income	(1,049,897)	738,207	(948,696)	745,662
Other comprehensive (loss) income	(2,012,449)	1,402,459	(1,832,712)	1,405,926
Comprehensive Income	$2,108,048	$4,800,503	$4,013,909	$5,789,485
Comprehensive income attributable to redeemable noncontrolling interest	—	(24,446)	—	(23,523)
Comprehensive Income Attributable to the Company	$2,108,048	$4,776,057	$4,013,909	$5,765,962

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2014	2,037,135	$1	$116,714,749	$11,347,404	$128,062,154
Net income attributable to the Company			4,360,036		4,360,036
Dividends ($0.16 per share)			(325,822)		(325,822)
Shares of common stock repurchased and retired	(8,823)		(584,121)		(584,121)
Stock options and stock appreciation rights exercised	1,507		27,100		27,100
Share-based compensation expense			55,083		55,083
Amortization related to postretirement health benefits				732	732
Net unrealized gain on investments				1,405,194	1,405,194
Purchase of redeemable noncontrolling interest of subsidiary			(114,320)		(114,320)
Income tax benefit from share-based compensation			15,999		15,999
Balance, June 30, 2014	2,029,819	$1	$120,148,704	$12,753,330	$132,902,035

Balance, January 1, 2015	2,023,270	$1	$124,707,196	$12,856,509	$137,563,706
Net income attributable to the Company			5,846,621		5,846,621
Dividends ($0.16 per share)			(321,117)		(321,117)
Shares of common stock repurchased and retired	(24,432)		(1,747,322)		(1,747,322)
Stock options and stock appreciation rights exercised	2,192		54,988		54,988
Share-based compensation expense			67,654		67,654
Amortization related to postretirement health benefits				2,608	2,608
Net unrealized loss on investments				(1,835,320)	(1,835,320)
Income tax benefit from share-based compensation			26,875		26,875
Balance, June 30, 2015	2,001,030	$1	$128,634,895	$11,023,797	$139,658,693

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$5,846,621	$4,383,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	449,132	406,133
Amortization, net	364,520	301,398
Amortization related to postretirement benefits obligation	3,952	1,109
Share-based compensation expense related to stock options	67,654	55,083
Net gain on the disposals of property	(18,114)	(1,900)
Net realized gain on investments	(939,967)	(584,219)
Net earnings from other investments	(1,209,585)	(684,781)
Provision for claims	2,917,422	2,669,664
Provision for deferred income taxes	625,000	737,000
Changes in assets and liabilities:
(Increase) decrease in receivables	(836,421)	119,308
Increase in other assets	(202,641)	(1,003,088)
Increase in current income taxes recoverable	—	(1,512,452)
Decrease in accounts payable and accrued liabilities	(1,390,662)	(3,098,494)
Increase in current income taxes payable	331,716	—
Payments of claims, net of recoveries	(1,469,422)	(2,401,664)
Net cash provided by (used in) operating activities	4,539,205	(613,344)

Investing Activities
Purchases of available-for-sale securities	(3,471,184)	(5,184,440)
Purchases of short-term investments	(6,307,977)	(3,770,868)
Purchases of other investments	(858,464)	(786,575)
Proceeds from sales and maturities of available-for-sale securities	9,655,760	6,319,047
Proceeds from sales and maturities of short-term investments	296,830	2,001,533
Proceeds from sales and distributions of other investments	2,201,964	494,365
Proceeds from sales of other assets	19,104	26,233
Purchase of redeemable noncontrolling interest of subsidiary	—	(515,275)
Purchases of property	(1,144,333)	(1,062,550)
Proceeds from the sale of property	52,413	1,900
Net cash provided by (used in) investing activities	444,113	(2,476,630)

Financing Activities
Repurchases of common stock	(1,747,322)	(584,121)
Exercises of stock options and SARs	54,988	27,100
Distributions to noncontrolling interest	—	(168,057)
Excess tax benefits related to exercise of stock options and SARs	26,875	15,999
Dividends paid	(321,117)	(325,822)
Net cash used in financing activities	(1,986,576)	(1,034,901)

Net Increase (Decrease) in Cash and Cash Equivalents	2,996,742	(4,124,875)
Cash and Cash Equivalents, Beginning of Period	15,826,515	23,626,761
Cash and Cash Equivalents, End of Period	$18,823,257	$19,501,886

Consolidated Statements of Cash Flows, continued
	Six Months Ended June 30,
	2015	2014
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$1,329,000	$2,414,900
Non Cash Investing and Financing Activities
Non cash net unrealized loss (gain) on investments, net of deferred tax benefit (provision) of $950,040 and $(745,285) for 2015 and 2014, respectively	$1,835,320	$(1,405,194)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2015
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Subsequent Events – The Company has concluded that there was a subsequent event related to an agency relationship.  This is discussed further in Note 8.  There were no other subsequent events requiring adjustment to or disclosure in the Consolidated Financial Statements.

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

In May 2014, the FASB updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update originally became effective for interim and annual reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a proposal to defer the effective date of the standard by one year. Early adoption is not permitted, although if the FASB proposal passes, public entities are permitted to elect to adopt the amendments on the original effective date. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations but does not expect it to have a material impact.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the six months ended June 30, 2015 and the year ended December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
Balance, beginning of period	$36,677,000	$35,360,000
Provision, charged to operations	2,917,422	5,229,716
Payments of claims, net of recoveries	(1,469,422)	(3,912,716)
Ending balance	$38,125,000	$36,677,000

The total reserve for all reported and unreported losses the Company incurred through June 30, 2015 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through June 30, 2015. Management continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	June 30, 2015%		December 31, 2014%
Known title claims	$5,692,307	14.9	$5,364,645	14.6
IBNR	32,432,693	85.1	31,312,355	85.4
Total loss reserves	$38,125,000	100.0	$36,677,000	100.0

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

Note 3 - Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future services that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in retained earnings, if any, are assumed to be used to repurchase shares in the current period. The number of incremental dilutive potential common shares, calculated using the treasury stock method, was 4,797 and 4,271 for the three months ended June 30, 2015 and 2014, respectively, and 5,160 and 5,221 for the six months ended June 30, 2015 and 2014, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to the Company	$4,120,497	$3,373,598	$5,846,621	$4,360,036
Weighted average common shares outstanding – Basic	2,004,698	2,034,931	2,008,718	2,036,047
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	4,797	4,271	5,160	5,221
Weighted average common shares outstanding – Diluted	2,009,495	2,039,202	2,013,878	2,041,268
Basic earnings per common share	$2.06	$1.66	$2.91	$2.14
Diluted earnings per common share	$2.05	$1.65	$2.90	$2.14

There were 4,500 and 3,000 potential shares excluded from the computation of diluted earnings per share for the three months ended June 30, 2015 and 2014, respectively. There were 4,500 and no potential shares excluded from the computation of diluted earnings per share for the six months ended June 30, 2015 and 2014, respectively. These potential shares were anti-dilutive because the underlying share awards had strike prices that exceeded the fair market value.

The Company has adopted employee stock award plans under which restricted stock, and options or stock appreciation rights ("SARs") to acquire shares (not to exceed 500,000 shares) of the Company's stock, may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant. SARs and options (which have predominantly been incentive stock options) awarded under the plans thus far generally expire in five to ten years from the date of grant and are exercisable and vest: immediately; within one year; or at 10% to 20% per year beginning on the date of grant. All SARs issued to date have been share-settled only.

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	19,000	$45.74	3.43	$669,610
SARs granted	4,500	68.70
SARs exercised	(1,500)	49.04
Options exercised	(1,000)	27.21
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of December 31, 2014	21,000	$51.30	3.64	$453,510
SARs granted	4,500	73.00
SARs exercised	(2,000)	47.88
Options exercised	(1,500)	36.79
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of June 30, 2015	22,000	$57.04	4.43	$316,230
Exercisable as of June 30, 2015	18,625	$54.15	3.99	$316,230
Unvested as of June 30, 2015	3,375	$73.00	6.89	$—

During the second quarters of both 2015 and 2014, the Company issued a total of 4,500 share-settled SARs to the directors of the Company. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments. The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company's stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve at the time of the grant. The weighted average fair values for the SARs issued during 2015 and 2014 were $31.16 and $28.98, respectively.

The weighted average fair values for SARs issued during 2015 and 2014 were estimated using the weighted average assumptions shown in the table below:

	2015	2014
Expected life in years	7.0	6.9
Volatility	40.7%	39.9%
Interest rate	2.0%	2.1%
Yield rate	0.4%	0.4%

There was approximately $68,000 and $55,000 of compensation expense relating to SARs or options vesting on or before June 30, 2015 and 2014, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of June 30, 2015, there was approximately $105,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a period of approximately 6 months based on weighted average durations.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$32,245,905	$1,655,359	$(476,108)	$33,425,156
Investment income	1,010,243	144,578	(23,334)	1,131,487
Net realized gain on investments	899,588	25,576	—	925,164
Total revenues	$34,155,736	$1,825,513	$(499,442)	$35,481,807
Operating expenses	28,614,932	1,539,065	(458,687)	29,695,310
Income before income taxes	$5,540,804	$286,448	$(40,755)	$5,786,497
Total assets	$156,308,663	$43,890,892	$—	$200,199,555

Three Months Ended June 30, 2014	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$31,068,218	$1,447,431	$(425,613)	$32,090,036
Investment income	937,692	125,077	(23,334)	1,039,435
Net realized gain (loss) on investments	92,920	(838)	—	92,082
Total revenues	$32,098,830	$1,571,670	$(448,947)	$33,221,553
Operating expenses	27,590,537	1,360,164	(408,192)	28,542,509
Income before income taxes	$4,508,293	$211,506	$(40,755)	$4,679,044
Total assets	$148,524,746	$42,727,628	$—	$191,252,374

Six Months Ended June 30, 2015	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$58,241,430	$3,119,516	$(826,823)	$60,534,123
Investment income	2,061,018	295,176	(46,668)	2,309,526
Net realized gain on investments	913,967	26,000	—	939,967
Total revenues	$61,216,415	$3,440,692	$(873,491)	$63,783,616
Operating expenses	53,212,403	3,207,573	(791,981)	55,627,995
Income before income taxes	$8,004,012	$233,119	$(81,510)	$8,155,621
Total assets	$156,308,663	$43,890,892	$—	$200,199,555

Six Months Ended June 30, 2014	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$56,875,668	$2,900,732	$(750,843)	$59,025,557
Investment income	1,866,204	246,315	(46,668)	2,065,851
Net realized gain on investments	530,528	53,691	—	584,219
Total revenues	$59,272,400	$3,200,738	$(797,511)	$61,675,627
Operating expenses	53,315,465	3,040,604	(716,001)	55,640,068
Income before income taxes	$5,956,935	$160,134	$(81,510)	$6,035,559
Total assets	$148,524,746	$42,727,628	$—	$191,252,374

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement estimated to total $7,662,000 and $7,111,000 as of June 30, 2015 and December 31, 2014, respectively. The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets. The following sets forth the net periodic benefits cost for the executive benefits for the periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost – benefits earned during the year	$4,187	$3,667	$8,374	$7,334
Interest cost on the projected benefit obligation	7,693	7,618	15,386	15,236
Amortization of unrecognized prior service cost	1,098	555	2,195	1,109
Amortization of unrecognized losses	878	—	1,757	—
Net periodic benefits costs	$13,856	$11,840	$27,712	$23,679

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds. Fair value is principally based on market values obtained from a third party pricing service. Factors that are used in determining fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of June 30, 2015 and December 31, 2014, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices are unavailable due to the failure of auctions. The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of these securities was $1,000,000 as of June 30, 2015 and December 31, 2014, with approximately 97.0% as of June 30, 2015 and December 31, 2014, guaranteed by the U.S. Department of Education.

Some of the inputs to ARS valuation are unobservable in the market and are significant – therefore, the Company utilizes another third party pricing service to assist in the determination of the fair market value of these securities. This service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates. The following table summarizes some key assumptions the service used to determine fair value as of June 30, 2015 and December 31, 2014:

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

Based upon these inputs and assumptions, the pricing service provides a range of values to the Company for its ARS. The Company records the fair value based on the midpoint of the range and believes that this valuation is the most reasonable estimate of fair value. In 2015 and 2014, the difference in the low and high values of the ranges was approximately one to four percent of the carrying value of the Company’s ARS.

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of June 30, 2015 and December 31, 2014. The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value. Level 3 assets are comprised solely of ARS.

As of June 30, 2015	Level 1	Level 2	Level 3	Total
Short-term investments	$8,588,140	$—	$—	$8,588,140
Equity securities:
Common stock	38,237,742	—	—	38,237,742
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	81,083,904	—	81,083,904
Corporate debt securities*	—	19,661,673	941,200	20,602,873
Total	$46,825,882	$100,745,577	$941,200	$148,512,659

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Short-term investments	$2,576,993	$—	$—	$2,576,993
Equity securities:
Common stock and nonredeemable preferred stock	39,254,981	—	—	39,254,981
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	85,780,755	—	85,780,755
Corporate debt securities*	—	22,328,435	939,100	23,267,535
Total	$41,831,974	$108,109,190	$939,100	$150,880,264

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

The carrying amounts and fair values of these financial instruments (please note investments are disclosed in a previous table) as of June 30, 2015 and December 31, 2014 are presented in the following table:

As of June 30, 2015	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$18,823,257	$18,823,257	$18,823,257	$—	$—
Cost-basis investments	2,574,394	2,972,786	—	—	2,972,786
Accrued dividends and interest	1,039,031	1,039,031	1,039,031	—	—
Total	$22,436,682	$22,835,074	$19,862,288	$—	$2,972,786

As of December 31, 2014	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$15,826,515	$15,826,515	$15,826,515	$—	$—
Cost-basis investments	2,516,608	2,675,817	—	—	2,675,817
Accrued dividends and interest	1,063,837	1,063,837	1,063,837	—	—
Total	$19,406,960	$19,566,169	$16,890,352	$—	$2,675,817

The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the period ended June 30, 2015 and the year ended December 31, 2014:

Changes in fair value during the period ended:	2015	2014
Beginning balance at January 1	$939,100	$935,700
Redemptions and sales	—	—
Realized gain – included in net realized gain on investments	—	—
Unrealized gain - included in other comprehensive income	2,100	3,400
Ending balance, net	$941,200	$939,100

Certain cost-basis investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of June 30, 2015 and December 31, 2014. The following table summarizes the corresponding estimated fair value hierarchy of such investments at June 30, 2015 and December 31, 2014 and the related impairments recognized:

As of June 30, 2015	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$—	$—	$—
Total cost-basis investments			$—	$—	$—	$—	$—

As of December 31, 2014	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$22,682	$22,682	$(10,062)
Total cost-basis investments			$—	$—	$22,682	$22,682	$(10,062)

Note 7 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

As of June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$31,548,653	$1,091,029	$93,303	$32,546,379
Issuer obligations of U.S. states, territories and political subdivisions special revenue	46,920,424	1,870,286	253,185	48,537,525
Corporate debt securities	19,068,255	635,520	42,102	19,661,673
Auction rate securities	923,348	17,852	—	941,200
Total	$98,460,680	$3,614,687	$388,590	$101,686,777
Equity securities, available-for-sale, at fair value:
Common stocks	$24,495,731	$13,971,118	$229,107	$38,237,742
Total	$24,495,731	$13,971,118	$229,107	$38,237,742
Short-term investments:
Money market funds and certificates of deposit	$8,588,140	$—	$—	$8,588,140
Total	$8,588,140	$—	$—	$8,588,140

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$35,215,247	$1,527,794	$19,542	$36,723,499
Issuer obligations of U.S. states, territories and political subdivisions special revenue	46,707,033	2,405,725	55,502	49,057,256
Corporate debt securities	21,576,641	823,133	71,339	22,328,435
Auction rate securities	922,129	16,971	—	939,100
Total	$104,421,050	$4,773,623	$146,383	$109,048,290
Equity securities, available-for-sale, at fair value:
Common stocks and nonredeemable preferred stocks	$24,128,753	$15,225,459	$99,231	$39,254,981
Total	$24,128,753	$15,225,459	$99,231	$39,254,981
Short-term investments:
Money market funds and certificates of deposit	$2,576,993	$—	$—	$2,576,993
Total	$2,576,993	$—	$—	$2,576,993

The special revenue category for both periods presented includes at least 50 individual bonds with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at June 30, 2015 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$11,016,521	$11,138,998
Due after one year through five years	49,478,289	51,653,942
Due five years through ten years	35,820,980	36,308,071
Due after ten years	2,144,890	2,585,766
Total	$98,460,680	$101,686,777

Realized gains and losses on investments for the six months ended June 30 are summarized as follows:

	2015	2014
Gross realized gains:
Corporate debt securities	$999	$—
Common stocks and nonredeemable preferred stocks	944,564	891,955
Total	$945,563	$891,955
Gross realized losses:
General obligations of U.S. states, territories and political subdivisions	$(12,319)	$—
Issuer obligations of U.S. states, territories and political subdivisions special revenue	(398)	—
Common stocks and nonredeemable preferred stocks	(834)	(58,319)
Impairments of debt and equity securities	(11,149)	—
Total	$(24,700)	$(58,319)
Net realized gain from securities	$920,863	$833,636
Net realized (losses) gains on other investments:
Impairments of other investments	$—	$(10,062)
Gains on other investments	19,104	26,234
Losses on other investments	—	(265,589)
Total	$19,104	$(249,417)
Net realized gain on investments	$939,967	$584,219

Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the fair value of the securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
As of June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$4,054,855	$(93,303)	$—	$—	$4,054,855	$(93,303)
Issuer obligations of U.S. states, territories and political subdivisions special revenue	11,421,246	(225,274)	1,186,944	(27,911)	12,608,190	(253,185)
Corporate debt securities	5,953,050	(42,102)	—	—	5,953,050	(42,102)
Total fixed income securities	$21,429,151	$(360,679)	$1,186,944	$(27,911)	$22,616,095	$(388,590)
Equity securities	$3,452,170	$(181,871)	$139,365	$(47,236)	$3,591,535	$(229,107)
Total temporarily impaired securities	$24,881,321	$(542,550)	$1,326,309	$(75,147)	$26,207,630	$(617,697)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$2,113,194	$(19,542)	$—	$—	$2,113,194	$(19,542)
Issuer obligations of U.S. states, territories and political subdivisions special revenue	3,946,977	(13,453)	1,182,390	(42,049)	5,129,367	(55,502)
Corporate debt securities	6,924,430	(71,339)	—	—	6,924,430	(71,339)
Total fixed income securities	$12,984,601	$(104,334)	$1,182,390	$(42,049)	$14,166,991	$(146,383)
Equity securities	$930,208	$(71,669)	$141,280	$(27,562)	$1,071,488	$(99,231)
Total temporarily impaired securities	$13,914,809	$(176,003)	$1,323,670	$(69,611)	$15,238,479	$(245,614)

As of June 30, 2015, the Company held $22,616,095 in fixed maturity securities with unrealized losses of $388,590. As of December 31, 2014, the Company held $14,166,991 in fixed maturity securities with unrealized losses of $146,383. The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities. Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of June 30, 2015, the Company held $3,591,535 in equity securities with unrealized losses of $229,107. As of December 31, 2014, the Company held $1,071,488 in equity securities with unrealized losses of $99,231. The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary. Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 39 and 25 securities had unrealized losses at June 30, 2015 and December 31, 2014, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded other-than-temporary impairment charges in the amount of $11,149 for securities for the six months ended June 30, 2015 and no other-than-temporary impairment charges for securities for the six months ended June 30, 2014. Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $126,373,000 and $82,477,000 as of June 30, 2015 and December 31, 2014, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Agency Relationship – On July 1, 2015, Title Resource Group LLC's wholly owned subsidiary, title insurer Texas American Title Company, acquired the assets of ITCOA, LLC, which does business throughout Texas as Independence Title. For the six months ended June 30, 2015 and the twelve months ended December 31, 2014 and 2013, Independence Title originated 16.0%, 23.6% and 16.4%, respectively, of the net premiums written for the Company. The Company expects Independence Title will maintain an underwriting relationship with the Company; however, the Company cannot quantify the effect Texas American Title Company’s acquisition of Independence Title may have on the Company’s premium revenues or results of operations. Any reduction in premiums would be largely offset by related reductions in commissions, premium and income taxes, the provision for claims and other operating expenses. The Company did not have any ownership interest in Independence Title before or after the July 1, 2015 acquisition.

Note 9 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of June 30, 2015	As of December 31, 2014
Consolidated Balance Sheets
Other investments	$5,823,000	$6,014,000
Premiums and fees receivable	$903,000	$666,000

Financial Statement Classification,	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Income	2015	2014	2015	2014
Net premiums written	$3,929,000	$3,270,000	$6,985,000	$5,561,000
Other income	$1,111,000	$627,000	$1,514,000	$976,000
Commissions to agents	$2,718,000	$2,094,000	$4,850,000	$3,771,000

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

The contingent payment arrangement required that the purchase price for the 70% majority interest in United was to be paid over a two year period and was determined by multiplying United’s actual GAAP net income for the first full 24 calendar months subsequent to closing by an agreed upon factor. In no event was the purchase price for the majority interest to exceed $1,041,250. The acquisition date fair value of the total consideration to be transferred was $1,041,250. This fair value total was equal to $350,000 ITIC had already paid toward the purchase price, as well as $691,250 in estimated contingent payments. During the second quarter of 2013, ITIC paid an additional $350,000 toward the purchase price. During the second quarter of 2014, ITIC paid the remaining $341,250 of the purchase price. As a result, no contingent payments were included on the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014.

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

The following table provides the effects of changes in ITIC's ownership interest in United, and the resulting impact on the Company's equity:

	June 30, 2015	December 31, 2014
Net income attributable to the Company	$5,846,621	$9,648,975
Transfers from the redeemable controlling interest:
Decrease in paid-in capital for purchase of redeemable noncontrolling interest	—	(114,320)
Net transfers from noncontrolling interest	—	(114,320)
Change from net income attributable to the Company and transfers from redeemable noncontrolling interest	$5,846,621	$9,534,655

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

The following table provides a reconciliation of total redeemable equity for the periods ended June 30, 2015 and December 31, 2014:

Changes in carrying value during the period ended:	June 30, 2015	December 31, 2014
Beginning balance at January 1	$—	$545,489
Net income attributable to redeemable noncontrolling interest	—	23,523
Distributions to noncontrolling interest	—	(168,057)
Redeemable noncontrolling interest resulting from subsidiary purchase	—	(515,275)
Adjustment to retained earnings for purchase of noncontrolling interest	—	114,320
Balance, net	$—	$—

Fair valuation methods used for the identifiable tangible net assets acquired in the acquisition make use of discounted cash flows using current interest rates. The fair value of identifiable net tangible assets at the acquisition date was $5,600. Identifiable assets acquired included cash and fixed assets. Liabilities assumed consisted of notes payable.

The transaction was accounted for using the acquisition method required by ASC 805, Business Combinations. Accordingly, the Company recognized the required identifiable intangible assets of United. There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service. At acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships. The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated. The referral relationships are being amortized over a 12-year period using the straight-line method. At June 30, 2015 and December 31, 2014, accumulated amortization of intangible assets was $226,473 and $191,631, respectively. Net intangible assets of $1,255,427 and $1,290,269 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amount may not be recoverable, and therefore determined that the intangible assets assigned to United were not impaired at June 30, 2015.

Note 11 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at April 1	$13,112,930	$(76,684)	$13,036,246
Other comprehensive loss before reclassifications	(1,412,635)	—	(1,412,635)
Amounts reclassified from accumulated other comprehensive (loss) income	(601,118)	1,304	(599,814)
Net current-period other comprehensive (loss) income	(2,013,753)	1,304	(2,012,449)
Ending balance	$11,099,177	$(75,380)	$11,023,797

Three Months Ended June 30, 2014	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at April 1	$11,398,858	$(47,987)	$11,350,871
Other comprehensive income before reclassifications	1,447,244	—	1,447,244
Amounts reclassified from accumulated other comprehensive (loss) income	(45,151)	366	(44,785)
Net current-period other comprehensive income	1,402,093	366	1,402,459
Ending balance	$12,800,951	$(47,621)	$12,753,330

Six Months Ended June 30, 2015	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$12,934,497	$(77,988)	$12,856,509
Other comprehensive loss before reclassifications	(1,228,408)	—	(1,228,408)
Amounts reclassified from accumulated other comprehensive (loss) income	(606,912)	2,608	(604,304)
Net current-period other comprehensive (loss) income	(1,835,320)	2,608	(1,832,712)
Ending balance	$11,099,177	$(75,380)	$11,023,797

Six Months Ended June 30, 2014	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,395,757	$(48,353)	$11,347,404
Other comprehensive income before reclassifications	1,953,080	—	1,953,080
Amounts reclassified from accumulated other comprehensive (loss) income	(547,886)	732	(547,154)
Net current-period other comprehensive income	1,405,194	732	1,405,926
Ending balance	$12,800,951	$(47,621)	$12,753,330

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$923,209
Other-than-temporary impairments	(11,149)
Total	$912,060	Net realized gain on investment
Tax	(310,942)	Provision for Income Taxes
Net of Tax	$601,118
Amortization related to postretirement benefit plans:
Prior year service cost	$(1,098)
Unrecognized loss	(878)
Total	$(1,976)	(a)
Tax	672	Provision for Income Taxes
Net of Tax	$(1,304)
Reclassifications for the period	$599,814

Three Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$68,364
Other-than-temporary impairments	—
Total	$68,364	Net realized gain on investment
Tax	(23,213)	Provision for Income Taxes
Net of Tax	$45,151
Amortization related to postretirement benefit plans:
Prior year service cost	$(555)
Unrecognized gain (loss)	—
Total	$(555)	(a)
Tax	189	Provision for Income Taxes
Net of Tax	$(366)
Reclassifications for the period	$44,785

Six Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$932,012
Other-than-temporary impairments	(11,149)
Total	$920,863	Net realized gain on investment
Tax	(313,951)	Provision for Income Taxes
Net of Tax	$606,912
Amortization related to postretirement benefit plans:
Prior year service cost	$(2,195)
Unrecognized loss	(1,757)
Total	$(3,952)	(a)
Tax	1,344	Provision for Income Taxes
Net of Tax	$(2,608)
Reclassifications for the period	$604,304

Six Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$833,636
Other-than-temporary impairments	—
Total	$833,636	Net realized gain on investment
Tax	(285,750)	Provision for Income Taxes
Net of Tax	$547,886
Amortization related to postretirement benefit plans:
Prior year service cost	$(1,109)
Unrecognized gain (loss)	—
Total	$(1,109)	(a)
Tax	377	Provision for Income Taxes
Net of Tax	$(732)
Reclassifications for the period	$547,154

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

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC"). Total revenues from the title segment accounted for 95.4% of the Company's revenues for the six months ended June 30, 2015. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

Services other than title insurance provided by operating divisions of the Company that are not required to be reported separately are reported in a category called “All Other.” These other services include those offered by the Company and by its wholly owned subsidiaries, Investors Title Exchange Corporation (“ITEC”), Investors Title Accommodation Corporation (“ITAC”), Investors Trust Company (“Investors Trust”) and Investors Title Management Services, Inc. (“ITMS”).

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
The FOMC also issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the June 2015 meeting, the FOMC reaffirmed its intent to keep the federal funds rate exceptionally low, between 0% and 0.25%, so long as progress is made toward its employment and inflation objectives. Federal Reserve Chairwoman Janet Yellen remarked in a press conference after the June 2015 meeting that an increase in the federal funds rate is likely to come later in 2015; however, any rate increases are expected to be gradual.
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

Regulation and Reform
In 2008, the federal government took control of Fannie Mae and Freddie Mac in an effort to keep these government sponsored entities from failing. The primary functions of Fannie Mae and Freddie Mac are to provide liquidity to the nation's mortgage finance system by purchasing mortgages on the secondary market, pooling them and selling them as mortgage-backed securities. In order to securitize, Fannie Mae and Freddie Mac typically require the purchase of title insurance for loans they acquire. Since the federal takeover, there have been various discussions and proposals regarding their reform. Changes to these entities could impact the entire mortgage loan process and, as a result, could affect the demand for title insurance. The timing and results of any reforms are currently unknown; however, any changes to these entities could affect the Company and its results of operations.
On November 20, 2013, the Consumer Financial Protection Bureau (“CFPB”), which enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance covering the real estate settlement industry, released a final rule to integrate mortgage disclosures under the RESPA and the Truth in Lending Act (“TILA”). The final rule, with an original effective date of August 1, 2015, is effective October 3, 2015. Under this rule, the early disclosure forms required by TILA and the good faith estimate required by RESPA have been combined into one form, titled the Loan Estimate. The final disclosure required by TILA and the HUD-1 settlement statement required by RESPA have been combined into one form, titled the Closing Disclosure. The Company is actively preparing for the impact this rule will have on both direct and agency operations in terms of processes and procedures, systems and compliance costs, but does not expect it to have a material impact on the Company's financial position and results of operations.
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
Real Estate Environment
Overall, the economy has been recovering from the downturn with positive projections going forward. The Mortgage Bankers Association's (“MBA”) June 2015 Economic and Mortgage Finance Commentary predicts 2015 overall economic growth of approximately 1.8% and a decline in the unemployment rate to 5.2% by the end of 2015. While recovery in the housing sector remains slow, improvements are predicted with increases in both housing starts and existing home sales, primarily a result of the economic growth and improved employment conditions.
The MBA June 18, 2015 Mortgage Finance Forecast (“MBA Forecast”) projects 2015 purchase activity to increase 14.4% to $730 billion and refinance activity to increase 13.8% to $551 billion, resulting in an increase of total mortgage originations of 14.2% to $1,281 billion, all from 2014 levels. In 2014, refinance activity accounted for 43.1% of all mortgage originations and is projected to represent 43.0% of all mortgage originations in 2015.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.8% and 4.3% for the six months ended June 30, 2015 and 2014, respectively. According to the MBA Forecast, refinancing activity is expected to be higher in 2015 as a result of lower mortgage interest rates in the current year. Interest rates are projected to climb to 4.5% by the fourth quarter of 2015.
Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.
Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the six months ended June 30, 2015, the Company did not make any material changes in its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission.

Results of Operations

The following table presents certain income statement data for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Net premiums written	$30,464,581	$29,849,853	$55,426,622	$54,759,105
Investment income - interest and dividends	1,131,487	1,039,435	2,309,526	2,065,851
Net realized gain on investments	925,164	92,082	939,967	584,219
Other	2,960,575	2,240,183	5,107,501	4,266,452
Total Revenues	35,481,807	33,221,553	63,783,616	61,675,627

Operating Expenses:
Commissions to agents	16,898,691	18,346,381	31,495,230	33,802,659
Provision for claims	2,130,810	294,281	2,917,422	2,669,664
Salaries, employee benefits and payroll taxes	6,866,632	6,454,930	14,144,081	12,640,691
Office occupancy and operations	1,443,297	1,246,644	2,747,518	2,426,971
Business development	578,194	511,763	1,065,169	1,029,657
Filing fees, franchise and local taxes	221,098	225,343	437,741	414,943
Premium and retaliatory taxes	634,747	546,091	1,111,338	840,565
Professional and contract labor fees	680,483	666,909	1,264,590	1,354,967
Other	241,358	250,167	444,906	459,951
Total Operating Expenses	29,695,310	28,542,509	55,627,995	55,640,068

Income before Income Taxes	5,786,497	4,679,044	8,155,621	6,035,559

Provision for Income Taxes	1,666,000	1,281,000	2,309,000	1,652,000

Net Income Attributable to the Company	$4,120,497	$3,373,598	$5,846,621	$4,360,036
Insurance and Other Services Revenues

Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income and exchange services income. Investment income and realized investment gains and losses are not included in insurance and other services revenues and are discussed separately under “Investment Related Revenues” below.

Title Orders: Title orders issued increased 15.6% in the first six months of 2015 to 114,638 compared with 99,126 title orders in the same period in 2014. The increase in title orders from 2014 is primarily attributable to an increase in the number of purchase and refinance transactions. Premiums written did not move proportionally with title orders due to an increasing proportion of refinance transactions. Refinance transactions typically have lower premium rates than purchase transactions.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	%	2014	%	2015	%	2014	%
Home and Branch	$7,707,773	25.3%	$6,275,362	21.0%	$13,313,537	24.0%	$11,107,041	20.3%
Agency	22,756,808	74.7%	23,574,491	79.0%	42,113,085	76.0%	43,652,064	79.7%
Total	$30,464,581	100.0%	$29,849,853	100.0%	$55,426,622	100.0%	$54,759,105	100.0%

Home and Branch Office Net Premiums: In the Company's home and branch operations, the Company issues the title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 22.8% and 19.9% for the three and six months ended June 30, 2015, respectively, compared with the same prior year periods. The increase in net premiums was primarily attributable to increases in both refinance and purchase activity. Refinance activity increased substantially versus the prior year period as mortgage interest rates dropped from prior year levels. Premiums from purchase transactions increased as well, due to both increased volume from favorable interest rates and overall economic conditions, and increases in average home prices. All of the Company's home office operations and the majority of its branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina title insurance policies.

Agency Net Premiums: When a policy is written through a title agency, the premium is shared between the agency and the underwriter. Total premiums include an estimate of premiums for policies which have been issued, but not reported as of the balance sheet date. To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the policy effective date and the date the policies are reported. From time to time, the Company adjusts the inputs to the estimation process as agents report transactions and new information becomes available. In addition to estimating revenues, the Company also estimates and accrues agent commissions, claims provision, premium taxes, income taxes, and other expenses associated with the estimated revenues which have been accrued. The Company reflects any adjustments to the accruals in the result of operations in the period in which new information becomes available.

Agency net premiums written decreased 3.5% for the three and six months ended June 30, 2015, compared with the same prior year periods. The decline in agency premiums was primarily attributable to a decrease in the amount of premiums from agents in the Texas market, partially offset by an increase in premiums in most other states in which the Company operates due to higher average real estate prices and higher levels of real estate activity. Agency net premiums in Texas were down primarily due to reductions in estimated unreported agency premiums and lower levels of purchase transactions.

Agency Relationship: The Company receives a significant percentage of its Texas net premiums written from a single title agent, which was recently acquired by another title insurer. For further details, refer to Note 8 to the Notes to Consolidated Financial Statements herein.

Following is a schedule of net premiums written for the three and six months ended June 30, 2015 and 2014 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently write insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State	2015	2014	2015	2014
North Carolina	$9,991,710	$8,359,773	$17,297,937	$14,657,806
Texas	7,083,079	11,351,769	14,587,208	22,973,490
South Carolina	2,844,342	1,651,129	5,064,567	3,154,204
Georgia	1,821,632	730,882	3,071,201	1,925,038
Virginia	1,448,333	1,385,055	2,676,109	2,208,660
Michigan	1,393,743	1,129,068	2,317,679	1,946,312
All Others	5,918,968	5,254,755	10,481,922	7,926,194
Premiums	30,501,807	29,862,431	55,496,623	54,791,704
Reinsurance Assumed	13,201	—	23,195	28,472
Reinsurance Ceded	(50,427)	(12,578)	(93,196)	(61,071)
Net Premiums Written	$30,464,581	$29,849,853	$55,426,622	$54,759,105

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments. Other revenues were $2,960,575 and $5,107,501 for the three and six months ended June 30, 2015, respectively, compared with $2,240,183 and $4,266,452 for the same prior year periods. The increase for the three and six months ended June 30, 2015, primarily related to increases in fee income, earnings of unconsolidated affiliates, management services income and exchange services revenues, partially offset by a decline in income from trust and investment management services.

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

Investment income was $1,131,487 and $2,309,526 for the three and six months ended June 30, 2015, respectively, compared with $1,039,435 and $2,065,851 for the same periods in 2014. The increase in investment income for the three and six months ended June 30, 2015 was due primarily to higher levels of interest and dividends earned in conjunction with a larger portfolio of both fixed maturities and equity securities.

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

The net realized gain on investments was $925,164 and $939,967 for the three and six months ended June 30, 2015, respectively, compared with $92,082 and $584,219 for the same periods in 2014. The 2015 year-to-date gain includes impairment charges of $11,149 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $951,116. The 2014 year-to-date gain includes impairment charges of $10,062 on certain investments that were deemed to be other-than-temporarily impaired, offset by net realized gains on the sales of investments and other assets of $594,281. Management believes unrealized losses on remaining fixed income and equity securities at June 30, 2015 are temporary in nature.

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

Expenses

The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims, and office occupancy and operations. Operating expenses increased 4.0% and remained virtually unchanged for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. For the three months ended June 30, 2015, expenses increased primarily due to an increase in the provision for claims, partially offset by a decrease in commissions. For the six months ended June 30, 2015, expenses decreased slightly primarily due to a decrease in commissions, partially offset by increases in salaries, employee benefits and payroll taxes and premium and retaliatory taxes.

Following is a summary of the Company's operating expenses for the three and six months ended June 30, 2015 and 2014. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	%	2014	%	2015	%	2014	%
Title Insurance	$28,177,513	94.9%	$27,202,614	95.3%	$52,463,028	94.3%	$52,639,736	94.6%
All Other	1,517,797	5.1%	1,339,895	4.7%	3,164,967	5.7%	3,000,332	5.4%
Total	$29,695,310	100.0%	$28,542,509	100.0%	$55,627,995	100.0%	$55,640,068	100.0%

On a combined basis, after-tax profit margins were 11.6% and 9.2% for the three and six months ended June 30, 2015, respectively, and 10.2% and 7.1% for the three and six months ended June 30, 2014, respectively. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Commissions: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents decreased 7.9% and 6.8% for the three and six months ended June 30, 2015, respectively, compared with prior year periods. Commission expense as a percentage of net premiums written by agents was 74.3% and 74.8% for the three and six months ended June 30, 2015, respectively, compared with 77.8% and 77.4% for the same periods 2014. Commissions decreased primarily due to a decrease in premiums written by agents mainly in the Texas market. Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provision for Claims: The provision for claims as a percentage of net premiums written was 7.0% and 5.3% for the three and six months ended June 30, 2015, respectively, compared with 1.0% and 4.9% for the same periods in 2014. For the three months ended June 30, 2015, the increase in the provision for claims primarily related to a reduction in the prior year provision due to favorable experience in recent policy years.

The increase in the loss provision rate for the six months ended June 30, 2015 from the 2014 level resulted in approximately $215,000 more in reserves than would have been recorded at the lower 2014 level. Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $1,469,422 and $2,401,664 for the six months ended June 30, 2015 and 2014, respectively.

Reserves for Claims:  At June 30, 2015, the total reserve for claims was $38,125,000. Of that total, approximately $5,692,000 was reserved for specific claims, and approximately $32,433,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees. Salaries, employee benefits and payroll taxes were $6,866,632 and $14,144,081 for the three and six months ended June 30, 2015, respectively, compared with $6,454,930 and $12,640,691 in the prior year periods. On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 19.4% and 22.2% for the three and six months ended June 30, 2015, respectively, compared with 19.4% and 20.5% for the prior year periods. The increases in expenses for the three and six months ended June 30, 2015 primarily relate to normal inflationary increases in compensation and benefit costs, and higher staffing levels to support ongoing software development activities.

Office Occupancy and Operations: Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Office occupancy and operations expenses were $1,443,297 and $2,747,518 for the three and six months ended June 30, 2015, respectively, compared with $1,246,644 and $2,426,971 for the prior year periods. As a percentage of total revenues, office occupancy and operations expenses were 4.1% and 4.3% for the three and six months ended June 30, 2015, respectively, compared with 3.8% and 3.9% for the prior year periods. The increases in expenses in 2015 primarily related to increases in contract services, maintenance, printing and depreciation expenses.

Business Development: Business development expenses primarily include marketing and travel-related expenses. Business development expenses were $578,194 and $1,065,169 for the three and six months ended June 30, 2015, respectively, compared with $511,763 and $1,029,657 for the prior year periods. Business development expenses increased 13.0% and 3.4% for the three and six months ended June 30, 2015, respectively, compared with the prior year periods. The increase for the three and six months ended June 30, 2015 primarily related to increased marketing expenses.

Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes. Filing fees, franchise and local tax expenses were $221,098 and $437,741 for the three and six months ended June 30, 2015, respectively, compared with $225,343 and $414,943 for the prior year periods.

Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes. However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium tax rates vary from state to state; accordingly, the total premium tax incurred is dependent upon the geographical mix of insurance revenues. Premium and retaliatory taxes as a percentage of net premiums written were 2.1% and 2.0% for the three and six months ended June 30, 2015 compared with 1.8% and 1.5% for the prior year periods.

Professional and Contract Labor Fees: Professional and contract labor fees were $680,483 and $1,264,590 for the three and six months ended June 30, 2015, respectively, compared with $666,909 and $1,354,967 for the prior year periods. The increase for the three months ended June 30, 2015 was primarily attributable to an increase in legal fees, partially offset by a decrease in consulting fees associated with the Company's ongoing software initiatives. The decrease for the six months ended June 30, 2015 was primarily attributable to a decrease in consulting fees associated with the Company's ongoing software initiatives, partially offset by an increase in legal fees.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment. These amounts typically fluctuate in relation to transaction volume of the title segment and the trust division. Other expenses were $444,906 for the six months ended June 30, 2015 compared with $459,951 for the prior year period.

Income Taxes

The provision for income taxes was $1,666,000 and $2,309,000 for the three and six months ended June 30, 2015, respectively, compared with $1,281,000 and $1,652,000 for the same prior year periods. Income tax expense as a percentage of earnings before income taxes was 28.8% and 28.3% for the three and six months ended June 30, 2015, respectively, compared with 27.4% for both prior year periods. The increase in the effective rate for 2015 compared with 2014 was primarily due to a higher proportion of taxable to tax-exempt income. The effective income tax rate for both 2015 and 2014 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income. Tax-exempt income lowers the effective tax rate.

Management believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through June 30, 2015 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities were $4,539,205 and $(613,344) for the six months ended June 30, 2015 and 2014, respectively. Cash flows from operating activities increased in 2015 from 2014, primarily due to the timing of payable disbursements, an increase in net income, the timing of taxes recoverable and lower claim payments, partially offset by an increase in receivables. Cash flows from operations have historically been the primary source of financing for expanding operations, additions to property and equipment, dividends to shareholders and operating requirements.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends. In 2015, the Company had a slightly higher level of investment purchase activity, higher proceeds from investing activities and a higher level of stock repurchases compared with the prior year.

The net effect of all activities on total cash and cash equivalents was an increase of $2,996,742 in 2015 and a decrease of $4,124,875 in 2014. As of June 30, 2015, the Company held cash and cash equivalents of $18,823,257, short-term investments of $8,588,140, fixed maturity securities of $101,686,777 and equity securities of $38,237,742.

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

Purchase of Company Stock: On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Company's repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased. Pursuant to this approval, the Company purchased 24,432 shares for the six months ended June 30, 2015 and 8,823 for the same period in 2014 at an average per share price of $71.52 and $66.20, respectively. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and alternative uses for such cash.

Capital Expenditures: Capital Expenditures were approximately $1,144,000 through June 30, 2015. In 2015, The Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases that are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverses exchange property held by the Company for the purpose of completing such transactions totaled approximately $126,373,000 and $82,477,000 as of June 30, 2015 and December 31, 2014, respectively. These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

•	the Company relies upon the Texas and North Carolina markets for a significant portion of its premiums;

•	the Company receives a significant percentage of its net premiums written from a single title agent, which was recently acquired by another title insurer;

•	compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;

•	the impact of governmental oversight of service provider’s compliance with Federal Consumer Financial Laws, including title insurance agents;

•	downgrades from a rating agency could result in a loss of underwriting business;

•	the inability of the Company to manage, develop and implement technological advancements and prevent system interruptions or unauthorized system intrusions;

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

No material changes in the Company’s market risk or market strategy occurred during the quarter ended June 30, 2015.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1.

Item 1a.    Risk Factors

The following supplements the risk factors previously disclosed under Item 1a. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company receives a significant portion of its premiums from one agent. This agent was recently acquired by another title insurer. Significant declines in the agent’s business or real estate activity in the agent’s market would have a negative impact on premiums written.
The Company has one agent - ITCOA, LLC, doing business throughout Texas as Independence Title - that accounted for 16.0%, 23.6% and 16.4% of net premiums written for the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013, respectively. On July 1, 2015, title insurer Texas American Title Company acquired the assets of ITCOA, LLC. A significant decline in premiums received from Independence Title could have a negative impact on the Company’s financial results. Such declines could result from declines in real estate activity in the agent’s market, or from the agent using other title insurers, including its new owner. Independence Title is under no legal commitment to remit a minimum amount of premiums to the Company, and could cease doing so at any time. At this time, the Company cannot predict what ultimate effect the acquisition of Independence Title may have on the Company’s results of operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended June 30, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				393,874
April 2015	2,537	$72.72	2,537	391,337
May 2015	2,715	$72.71	2,715	388,622
June 2015	4,144	$71.48	4,144	384,478
Total:	9,396	$72.17	9,396	384,478

For the quarter ended June 30, 2015, the Company purchased an aggregate of 9,396 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced publicly on June 5, 2000. On November 12, 2012, the Board of Directors of the Company approved the purchase of an additional 260,246 shares pursuant to the Company's repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Item 6.  Exhibits

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS TITLE COMPANY

By:	/s/ James A. Fine, Jr.
James A. Fine, Jr.
President, Principal Financial Officer and
Principal Accounting Officer

Dated:  August 7, 2015