Form 10-Q
period 2015-09-30
INVESTORS TITLE CO
filed 2015-11-09
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes         No     X

As of October 15, 2015, there were 1,953,217 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2015 and December 31, 2014
(Unaudited)

	September 30, 2015	December 31, 2014
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015: $94,114,403; 2014: $104,421,050)	$98,034,042	$109,048,290
Equity securities, available-for-sale, at fair value (cost: 2015: $24,247,215; 2014: $24,128,753)	35,135,885	39,254,981
Short-term investments	13,884,266	2,576,993
Other investments	10,069,708	8,530,929
Total investments	157,123,901	159,411,193

Cash and cash equivalents	19,290,813	15,826,515
Premium and fees receivable	9,067,775	8,544,183
Accrued interest and dividends	1,286,710	1,063,837
Prepaid expenses and other assets	8,599,846	7,732,677
Property, net	7,176,557	5,460,805
Total Assets	$202,545,602	$198,039,210

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$37,897,000	$36,677,000
Accounts payable and accrued liabilities	19,441,453	18,290,819
Current income taxes payable	248,679	92,192
Deferred income taxes, net	5,635,321	5,415,493
Total liabilities	63,222,453	60,475,504

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock - no par value (10,000,000 authorized shares; 1,953,418 and 2,023,270 shares issued and outstanding 2015 and 2014, respectively, excluding 291,676 shares for 2015 and 2014 of common stock held by the Company's subsidiary)	1	1
Retained earnings	129,585,111	124,707,196
Accumulated other comprehensive income	9,606,451	12,856,509
Total stockholders’ equity attributable to the Company	139,191,563	137,563,706
Noncontrolling interests	131,586	—
Total stockholders' equity	139,323,149	137,563,706
Total Liabilities and Stockholders’ Equity	$202,545,602	$198,039,210

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine September 30, 2015 and 2014
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net premiums written	$30,945,532	$26,356,835	$86,372,154	$81,115,940
Investment income - interest and dividends	1,117,529	1,064,995	3,427,055	3,130,846
Net realized (loss) gain on investments	(338,631)	8,689	601,336	592,908
Other	2,816,828	2,077,711	7,924,329	6,344,163
Total Revenues	34,541,258	29,508,230	98,324,874	91,183,857

Operating Expenses:
Commissions to agents	16,898,323	14,440,264	48,393,553	48,242,923
Provision for claims	703,979	1,507,814	3,621,401	4,177,478
Salaries, employee benefits and payroll taxes	6,957,874	6,609,425	21,101,955	19,250,116
Office occupancy and operations	1,342,288	1,257,009	4,089,806	3,683,980
Business development	568,189	552,215	1,633,358	1,581,872
Filing fees, franchise and local taxes	134,880	233,079	572,621	648,022
Premium and retaliatory taxes	573,336	491,927	1,684,674	1,332,492
Professional and contract labor fees	661,879	621,305	1,926,469	1,976,272
Other	264,012	196,702	708,918	656,653
Total Operating Expenses	28,104,760	25,909,740	83,732,755	81,549,808

Income before Income Taxes	6,436,498	3,598,490	14,592,119	9,634,049

Provision for Income Taxes	1,941,000	1,004,000	4,250,000	2,656,000

Net Income	4,495,498	2,594,490	10,342,119	6,978,049

Net Income Attributable to Noncontrolling Interests	(4,536)	—	(4,536)	(23,523)

Net Income Attributable to the Company	$4,490,962	$2,594,490	$10,337,583	$6,954,526

Basic Earnings per Common Share	$2.28	$1.28	$5.18	$3.42

Weighted Average Shares Outstanding – Basic	1,967,923	2,028,818	1,995,120	2,033,637

Diluted Earnings per Common Share	$2.28	$1.28	$5.17	$3.41

Weighted Average Shares Outstanding – Diluted	1,972,233	2,032,644	2,000,043	2,038,875

Cash Dividends Paid per Common Share	$0.08	$0.08	$0.24	$0.24

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine September 30, 2015 and 2014
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$4,495,498	$2,594,490	$10,342,119	$6,978,049
Other comprehensive (loss) income, before tax:
Amortization related to prior year service cost	1,098	554	3,293	1,663
Amortization of unrecognized loss	878	—	2,635	—
Unrealized (losses) gains on investments arising during the period	(2,359,495)	(960,948)	(4,223,992)	2,023,167
Reclassification adjustment for sales of securities included in net income	(458,058)	(6,534)	(1,390,070)	(840,170)
Reclassification adjustment for write-downs of securities included in net income	657,755	—	668,904	—
Other comprehensive (loss) income, before tax	(2,157,822)	(966,928)	(4,939,230)	1,184,660
Income tax expense related to postretirement health benefits	672	188	2,016	565
Income tax (benefit) expense related to unrealized (losses) gains on investments arising during the year	(809,994)	(332,034)	(1,446,083)	699,001
Income tax benefit related to reclassification adjustment for sales of securities included in net income	(156,447)	(2,328)	(474,198)	(288,078)
Income tax expense related to reclassification adjustment for write-downs of securities included in net income	225,293	—	229,093	—
Net income tax (benefit) expense on other comprehensive (loss) income	(740,476)	(334,174)	(1,689,172)	411,488
Other comprehensive (loss) income	(1,417,346)	(632,754)	(3,250,058)	773,172
Comprehensive Income	$3,078,152	$1,961,736	$7,092,061	$7,751,221
Comprehensive income attributable to noncontrolling interests	(4,536)	—	(4,536)	(23,523)
Comprehensive Income Attributable to the Company	$3,073,616	$1,961,736	$7,087,525	$7,727,698

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2014	2,037,135	$1	$116,714,749	$11,347,404	$—	$128,062,154
Net income attributable to the Company			6,954,526			6,954,526
Dividends ($0.24 per share)			(488,127)			(488,127)
Shares of common stock repurchased and retired	(9,824)		(652,657)			(652,657)
Stock options and stock appreciation rights exercised	1,507		27,100			27,100
Share-based compensation expense			88,291			88,291
Amortization related to postretirement health benefits				1,098		1,098
Net unrealized gain on investments				772,074		772,074
Purchase of redeemable noncontrolling interest of subsidiary			(114,320)			(114,320)
Income tax benefit from share-based compensation			15,999			15,999
Balance, September 30, 2014	2,028,818	$1	$122,545,561	$12,120,576	$—	$134,666,138

Balance, January 1, 2015	2,023,270	$1	$124,707,196	$12,856,509	$—	$137,563,706
Net income attributable to the Company			10,337,583			10,337,583
Dividends ($0.24 per share)			(477,392)			(477,392)
Shares of common stock repurchased and retired	(72,044)		(5,166,846)			(5,166,846)
Stock options and stock appreciation rights exercised	2,192		54,988			54,988
Share-based compensation expense			102,707			102,707
Amortization related to postretirement health benefits				3,912		3,912
Net unrealized loss on investments				(3,253,970)		(3,253,970)
Net effect of changes in ownership					127,050	127,050
Net income attributable to noncontrolling interests					4,536	4,536
Income tax benefit from share-based compensation			26,875			26,875
Balance, September 30, 2015	1,953,418	$1	$129,585,111	$9,606,451	$131,586	$139,323,149

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$10,342,119	$6,978,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	654,838	583,979
Amortization, net	542,841	458,635
Amortization related to postretirement benefits obligation	5,928	1,663
Share-based compensation expense related to stock options	102,707	88,291
Net (gain) loss on the disposals of property	(30,374)	6,487
Net realized gain on investments	(601,336)	(592,908)
Net earnings from other investments	(1,774,927)	(990,657)
Provision for claims	3,621,401	4,177,478
Provision for deferred income taxes	1,909,000	1,468,000
Changes in assets and liabilities:
(Increase) decrease in receivables	(457,484)	261,128
Increase in other assets	(1,110,322)	(1,407,762)
Increase in current income taxes recoverable	—	(1,257,252)
Increase (decrease) in accounts payable and accrued liabilities	1,150,634	(1,640,499)
Increase in current income taxes payable	156,487	—
Payments of claims, net of recoveries	(2,401,401)	(3,285,478)
Net cash provided by operating activities	12,110,111	4,849,154

Investing Activities
Purchases of available-for-sale securities	(5,794,149)	(13,572,217)
Purchases of short-term investments	(11,642,357)	(2,923,269)
Purchases of other investments	(3,164,415)	(1,036,110)
Proceeds from sales and maturities of available-for-sale securities	16,212,924	10,321,679
Proceeds from sales and maturities of short-term investments	335,084	4,694,893
Proceeds from sales and distributions of other investments	3,167,494	1,050,427
Proceeds from sales of other assets	113,238	26,233
Purchase of subsidiary	(72,600)	—
Purchase of redeemable noncontrolling interest of subsidiary	—	(515,275)
Purchases of property	(2,313,052)	(1,649,412)
Proceeds from the sale of property	74,395	15,400
Net cash used in investing activities	(3,083,438)	(3,587,651)

Financing Activities
Repurchases of common stock	(5,166,846)	(652,657)
Exercises of stock options and SARs	54,988	27,100
Distributions to noncontrolling interest	—	(168,057)
Excess tax benefits related to exercise of stock options and SARs	26,875	15,999
Dividends paid	(477,392)	(488,127)
Net cash used in financing activities	(5,562,375)	(1,265,742)

Net Increase (Decrease) in Cash and Cash Equivalents	3,464,298	(4,239)
Cash and Cash Equivalents, Beginning of Period	15,826,515	23,626,761
Cash and Cash Equivalents, End of Period	$19,290,813	$23,622,522

Consolidated Statements of Cash Flows, continued
	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$2,727,700	$2,443,000
Non Cash Investing and Financing Activities
Non cash net unrealized loss (gain) on investments, net of deferred tax benefit (provision) of $1,691,188 and $(410,923) for 2015 and 2014, respectively	$3,253,970	$(772,074)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2014 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

Principles of Consolidation – The accompanying unaudited Consolidated Financial Statements include the accounts and operations of Investors Title Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Earnings attributable to noncontrolling interests in majority-owned insurance agencies, including redeemable noncontrolling interests, are recorded in the Consolidated Statements of Income. Noncontrolling interests representing the portion of equity not related to the Company's ownership interests are recorded in separate sections of the Consolidated Balance Sheets. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Recently Issued Accounting Standards – In February 2015, the Financial Accounting Standards Board (“FASB”) updated guidance to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and provide a scope exception from consolidation guidance for reporting entities that are required to comply with or operate in accordance with certain requirements similar to those for registered money market funds. For public entities, this update becomes effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

In May 2014, the FASB updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update originally became effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB updated guidance to defer the effective date of the standard by one year. Early adoption is not permitted, although public entities are permitted to elect to adopt the amendments on the original effective date. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

Note 2 - Reserves for Claims

Transactions in the reserves for claims for the nine months ended September 30, 2015 and the year ended December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014
Balance, beginning of period	$36,677,000	$35,360,000
Provision, charged to operations	3,621,401	5,229,716
Payments of claims, net of recoveries	(2,401,401)	(3,912,716)
Ending balance	$37,897,000	$36,677,000

The total reserve for all reported and unreported losses the Company incurred through September 30, 2015 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2015. Management continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	September 30, 2015%		December 31, 2014%
Known title claims	$5,276,778	13.9	$5,364,645	14.6
IBNR	32,620,222	86.1	31,312,355	85.4
Total loss reserves	$37,897,000	100.0	$36,677,000	100.0

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

Note 3 - Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future services that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in retained earnings, if any, are assumed to be used to repurchase shares in the current period. The number of incremental dilutive potential common shares, calculated using the treasury stock method, was 4,310 and 3,826 for the three months ended September 30, 2015 and 2014, respectively, and 4,923 and 5,238 for the nine months ended September 30, 2015 and 2014, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to the Company	$4,490,962	$2,594,490	$10,337,583	$6,954,526
Weighted average common shares outstanding – Basic	1,967,923	2,028,818	1,995,120	2,033,637
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	4,310	3,826	4,923	5,238
Weighted average common shares outstanding – Diluted	1,972,233	2,032,644	2,000,043	2,038,875
Basic earnings per common share	$2.28	$1.28	$5.18	$3.42
Diluted earnings per common share	$2.28	$1.28	$5.17	$3.41

There were 7,500 and 3,000 potential shares excluded from the computation of diluted earnings per share for the three months ended September 30, 2015 and 2014, respectively. There were 4,500 and 0 potential shares excluded from the computation of diluted earnings per share for the nine months ended September 30, 2015 and 2014, respectively. These potential shares were anti-dilutive because the underlying share awards had strike prices that exceeded the fair market value.

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

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	19,000	$45.74	3.43	$669,610
SARs granted	4,500	68.70
SARs exercised	(1,500)	49.04
Options exercised	(1,000)	27.21
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of December 31, 2014	21,000	$51.30	3.64	$453,510
SARs granted	4,500	73.00
SARs exercised	(2,000)	47.88
Options exercised	(1,500)	36.79
Options/SARs canceled/forfeited/expired	—	—
Outstanding as of September 30, 2015	22,000	$57.04	4.18	$355,455
Exercisable as of September 30, 2015	19,750	$55.23	3.90	$355,005
Unvested as of September 30, 2015	2,250	$73.00	6.64	$450

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

There was approximately $103,000 and $88,000 of compensation expense relating to SARs or options vesting on or before September 30, 2015 and 2014, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of September 30, 2015, there was approximately $70,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a period of approximately 5 months based on weighted average durations.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$32,583,093	$1,684,088	$(504,821)	$33,762,360
Investment income	1,000,839	140,024	(23,334)	1,117,529
Net realized loss on investments	(309,874)	(28,757)	—	(338,631)
Total revenues	$33,274,058	$1,795,355	$(528,155)	$34,541,258
Operating expenses	27,001,636	1,590,524	(487,400)	28,104,760
Income before income taxes	$6,272,422	$204,831	$(40,755)	$6,436,498
Total assets	$160,754,846	$41,790,756	$—	$202,545,602

Three Months Ended September 30, 2014	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$27,381,759	$1,517,927	$(465,140)	$28,434,546
Investment income	956,894	131,435	(23,334)	1,064,995
Net realized gain on investments	5,781	2,908	—	8,689
Total revenues	$28,344,434	$1,652,270	$(488,474)	$29,508,230
Operating expenses	24,940,774	1,416,685	(447,719)	25,909,740
Income before income taxes	$3,403,660	$235,585	$(40,755)	$3,598,490
Total assets	$152,813,417	$42,681,883	$—	$195,495,300

Nine Months Ended September 30, 2015	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$90,824,523	$4,803,604	$(1,331,644)	$94,296,483
Investment income	3,061,857	435,200	(70,002)	3,427,055
Net realized gain (loss) on investments	604,093	(2,757)	—	601,336
Total revenues	$94,490,473	$5,236,047	$(1,401,646)	$98,324,874
Operating expenses	80,214,039	4,798,097	(1,279,381)	83,732,755
Income before income taxes	$14,276,434	$437,950	$(122,265)	$14,592,119
Total assets	$160,754,846	$41,790,756	$—	$202,545,602

Nine Months Ended September 30, 2014	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$84,257,427	$4,418,659	$(1,215,983)	$87,460,103
Investment income	2,823,098	377,750	(70,002)	3,130,846
Net realized gain on investments	536,309	56,599	—	592,908
Total revenues	$87,616,834	$4,853,008	$(1,285,985)	$91,183,857
Operating expenses	78,256,239	4,457,289	(1,163,720)	81,549,808
Income before income taxes	$9,360,595	$395,719	$(122,265)	$9,634,049
Total assets	$152,813,417	$42,681,883	$—	$195,495,300

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement estimated to total $7,731,000 and $7,111,000 as of September 30, 2015 and December 31, 2014, respectively. The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets. The following sets forth the net periodic benefits cost for the executive benefits for the periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost – benefits earned during the year	$4,187	$3,666	$12,561	$11,000
Interest cost on the projected benefit obligation	7,693	7,618	23,079	22,854
Amortization of unrecognized prior service cost	1,098	554	3,293	1,663
Amortization of unrecognized losses	878	—	2,635	—
Net periodic benefits costs	$13,856	$11,838	$41,568	$35,517

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds. Fair value is principally based on market values obtained from a third party pricing service. Factors that are used in determining fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of September 30, 2015 and December 31, 2014, the Company did not adjust any Level 2 fair values.

A number of the Company’s investment grade corporate bonds are frequently traded in active markets, and trading prices are consequently available for these securities. However, these securities are classified as Level 2 because the pricing service from which the Company has obtained fair values for these instruments uses valuation models that use observable market inputs in addition to trading prices. Substantially all of the input assumptions used in the service’s model are observable in the marketplace or can be derived or supported by observable market data.

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices are unavailable due to the failure of auctions. The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of these securities was $1,000,000 as of September 30, 2015 and December 31, 2014, with approximately 97.0% as of both September 30, 2015 and December 31, 2014, guaranteed by the U.S. Department of Education.

Some of the inputs to ARS valuation are unobservable in the market and are significant – therefore, the Company utilizes another third party pricing service to assist in the determination of the fair market value of these securities. This service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates. The following table summarizes some key assumptions the service used to determine the fair value of the ARS portfolio as of September 30, 2015 and December 31, 2014:

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

The following table presents, by level, the financial assets carried at fair value measured on a recurring basis as of September 30, 2015 and December 31, 2014. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value. Level 3 assets are comprised solely of ARS.

As of September 30, 2015	Level 1	Level 2	Level 3	Total
Short-term investments	$13,884,266	$—	$—	$13,884,266
Equity securities:
Common stock	35,135,885	—	—	35,135,885
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	78,912,653	—	78,912,653
Corporate debt securities*	—	18,182,389	939,000	19,121,389
Total	$49,020,151	$97,095,042	$939,000	$147,054,193

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Short-term investments	$2,576,993	$—	$—	$2,576,993
Equity securities:
Common stock and nonredeemable preferred stock	39,254,981	—	—	39,254,981
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	85,780,755	—	85,780,755
Corporate debt securities*	—	22,328,435	939,100	23,267,535
Total	$41,831,974	$108,109,190	$939,100	$150,880,264

*Denotes fair market value obtained from pricing services.

There were no transfers into or out of Levels 1, 2 or 3 during the period.

To help ensure that fair value determinations are consistent with ASC 820, prices from our pricing services go through multiple review processes to ensure appropriate pricing. Pricing procedures and inputs used to price each security include, but are not limited to, the following: unadjusted quoted market prices for identical securities such as stock market closing prices; non-binding quoted prices for identical securities in markets that are not active; interest rates; yield curves observable at commonly quoted intervals; volatility; prepayment speeds; loss severity; credit risks and default rates. The Company reviews the procedures and inputs used by its pricing services, and verifies a sample of the services’ quotes by comparing them to values obtained from other pricing resources. In the event the Company disagrees with a price provided by its pricing services, the respective service reevaluates the price to corroborate the market information and then reviews inputs to the evaluation in light of potentially new market data. The Company believes that these processes and inputs result in appropriate classifications and fair values consistent with ASC 820.

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

The carrying amounts and fair values of these financial instruments (please note investments are disclosed in a previous table) as of September 30, 2015 and December 31, 2014 are presented in the following table:

As of September 30, 2015	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$19,290,813	$19,290,813	$19,290,813	$—	$—
Cost-basis investments	3,284,868	3,553,562	—	—	3,553,562
Accrued dividends and interest	1,286,710	1,286,710	1,286,710	—	—
Total	$23,862,391	$24,131,085	$20,577,523	$—	$3,553,562

As of December 31, 2014	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$15,826,515	$15,826,515	$15,826,515	$—	$—
Cost-basis investments	2,516,608	2,675,817	—	—	2,675,817
Accrued dividends and interest	1,063,837	1,063,837	1,063,837	—	—
Total	$19,406,960	$19,566,169	$16,890,352	$—	$2,675,817

The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the period ended September 30, 2015 and the year ended December 31, 2014:

Changes in fair value during the period ended:	2015	2014
Beginning balance at January 1	$939,100	$935,700
Redemptions and sales	—	—
Realized gain – included in net realized (loss) gain on investments	—	—
Unrealized loss – included in other comprehensive (loss) income	(100)	3,400
Ending balance, net	$939,000	$939,100

Certain cost-basis investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of September 30, 2015 and December 31, 2014. The following table summarizes the corresponding estimated fair value hierarchy of such investments at September 30, 2015 and December 31, 2014 and the related impairments recognized:

As of September 30, 2015	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$163,350	$163,350	$(233,069)
Total cost-basis investments			$—	$—	$163,350	$163,350	$(233,069)

As of December 31, 2014	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$22,682	$22,682	$(10,062)
Total cost-basis investments			$—	$—	$22,682	$22,682	$(10,062)

Note 7 – Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

As of September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$27,857,108	$1,064,674	$35,992	$28,885,790
Special revenue issuer obligations of U.S. states, territories and political subdivisions	47,745,393	2,365,492	84,022	50,026,863
Corporate debt securities	17,587,935	619,909	25,455	18,182,389
Auction rate securities	923,967	15,033	—	939,000
Total	$94,114,403	$4,065,108	$145,469	$98,034,042
Equity securities, available-for-sale, at fair value:
Common stocks	$24,247,215	$11,612,947	$724,277	$35,135,885
Total	$24,247,215	$11,612,947	$724,277	$35,135,885
Short-term investments:
Money market funds and certificates of deposit	$13,884,266	$—	$—	$13,884,266
Total	$13,884,266	$—	$—	$13,884,266

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$35,215,247	$1,527,794	$19,542	$36,723,499
Special revenue issuer obligations of U.S. states, territories and political subdivisions	46,707,033	2,405,725	55,502	49,057,256
Corporate debt securities	21,576,641	823,133	71,339	22,328,435
Auction rate securities	922,129	16,971	—	939,100
Total	$104,421,050	$4,773,623	$146,383	$109,048,290
Equity securities, available-for-sale, at fair value:
Common stocks and nonredeemable preferred stocks	$24,128,753	$15,225,459	$99,231	$39,254,981
Total	$24,128,753	$15,225,459	$99,231	$39,254,981
Short-term investments:
Money market funds and certificates of deposit	$2,576,993	$—	$—	$2,576,993
Total	$2,576,993	$—	$—	$2,576,993

The special revenue category for both periods presented includes at least 50 individual bonds with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at September 30, 2015 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$8,587,887	$8,741,312
Due after one year through five years	47,565,502	49,628,257
Due five years through ten years	35,968,475	37,206,814
Due after ten years	1,992,539	2,457,659
Total	$94,114,403	$98,034,042

Realized gains and losses on investments for the nine months ended September 30 are summarized as follows:

	2015	2014
Gross realized gains:
Corporate debt securities	$5,417	$4,286
Common stocks and nonredeemable preferred stocks	1,436,386	1,013,931
Total	$1,441,803	$1,018,217
Gross realized losses:
General obligations of U.S. states, territories and political subdivisions	$(12,319)	$—
Special revenue issuer obligations of U.S. states, territories and political subdivisions	(397)	—
Common stocks and nonredeemable preferred stocks	(39,017)	(178,047)
Impairments of bonds, debt and equity securities	(668,904)	—
Total	$(720,637)	$(178,047)
Net realized gain from securities	$721,166	$840,170
Net realized (losses) gains on other investments:
Impairments of other investments	$(233,069)	$(10,062)
Gains on other investments	113,239	26,234
Losses on other investments	—	(263,434)
Total	$(119,830)	$(247,262)
Net realized gain on investments	$601,336	$592,908

Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the fair value of the securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
As of September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$2,387,882	$(35,992)	$—	$—	$2,387,882	$(35,992)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	6,995,291	(74,308)	1,200,232	(9,714)	8,195,523	(84,022)
Corporate debt securities	1,472,615	(25,455)	—	—	1,472,615	(25,455)
Total fixed income securities	$10,855,788	$(135,755)	$1,200,232	$(9,714)	$12,056,020	$(145,469)
Equity securities	$4,336,722	$(630,150)	$92,475	$(94,127)	$4,429,197	$(724,277)
Total temporarily impaired securities	$15,192,510	$(765,905)	$1,292,707	$(103,841)	$16,485,217	$(869,746)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$2,113,194	$(19,542)	$—	$—	$2,113,194	$(19,542)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	3,946,977	(13,453)	1,182,390	(42,049)	5,129,367	(55,502)
Corporate debt securities	6,924,430	(71,339)	—	—	6,924,430	(71,339)
Total fixed income securities	$12,984,601	$(104,334)	$1,182,390	$(42,049)	$14,166,991	$(146,383)
Equity securities	$930,208	$(71,669)	$141,280	$(27,562)	$1,071,488	$(99,231)
Total temporarily impaired securities	$13,914,809	$(176,003)	$1,323,670	$(69,611)	$15,238,479	$(245,614)

As of September 30, 2015, the Company held $12,056,020 in fixed maturity securities with unrealized losses of $145,469. As of December 31, 2014, the Company held $14,166,991 in fixed maturity securities with unrealized losses of $146,383. The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities. Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of September 30, 2015, the Company held $4,429,197 in equity securities with unrealized losses of $724,277. As of December 31, 2014, the Company held $1,071,488 in equity securities with unrealized losses of $99,231. The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary. Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 35 and 25 securities had unrealized losses at September 30, 2015 and December 31, 2014, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded other-than-temporary impairment charges for debt and equity investments in the amount of $668,904 for the nine months ended September 30, 2015 and no other-than-temporary impairment charges for debt and equity investments for the nine months ended September 30, 2014. Other-than-temporary impairment charges are included in net realized (loss) gain on investments in the Consolidated Statements of Income.

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $205,861,000 and $82,477,000 as of September 30, 2015 and December 31, 2014, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Agency Relationship – On July 1, 2015, Title Resource Group LLC's wholly owned subsidiary, title insurer Texas American Title Company, acquired the assets of ITCOA, LLC, which does business throughout Texas as Independence Title. For the nine months ended September 30, 2015 and the twelve months ended December 31, 2014 and 2013, Independence Title originated 12.2%, 23.6% and 16.4%, respectively, of the net premiums written for the Company. Independence Title is under no legal commitment to remit a minimum amount of premiums to the Company, and could cease doing so at any time. A significant decline in business originated by Independence Title for the Company, whether due to that business being diverted to its new title insurer owner or otherwise, could have a material negative impact on the Company's premiums written. Any reduction in premiums would be largely offset by related reductions in commissions, premium and income taxes, the provision for claims and other operating expenses. The Company did not have any ownership interest in Independence Title before or after the July 1, 2015 acquisition.

Note 9 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of September 30, 2015	As of December 31, 2014
Consolidated Balance Sheets
Other investments	$6,785,000	$6,014,000
Premiums and fees receivable	$815,000	$666,000

Financial Statement Classification,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Income	2015	2014	2015	2014
Net premiums written	$3,451,000	$3,116,000	$10,436,000	$8,677,000
Other income	$716,000	$447,000	$2,230,000	$1,423,000
Commissions to agents	$2,326,000	$2,109,000	$7,176,000	$5,880,000

Note 10 – Acquisitions

Effective August 1, 2015, a subsidiary of the Company, ITIC, acquired a 20% ownership interest in 1st Investors Title Agency, LLC ("1st Investors") for a purchase price of $72,600. 1st Investors, a Michigan limited liability company, is an insurance agency doing business in the State of Michigan. Prior to August 1, 2015, the Company had an ownership interest in 1st Investors of 45%. The Company's Consolidated Financial Statements include the accounts and operations of 1st Investors, based on the Company's resulting 65% ownership interest at September 30, 2015. There were no intangible assets or goodwill recorded as a result of the acquisition.

In January 2012, ITIC entered into a membership interest purchase and sale agreement under which it agreed to acquire a majority ownership interest of United Title Agency Co., LLC (“United”). United, a Michigan limited liability company, is an insurance agency doing business in the State of Michigan. On April 2, 2012, ITIC purchased a 70% ownership interest in United, with both ITIC and the seller having the option to require ITIC to purchase the remaining 30% interest at a later date. ITIC purchased the 70% interest for a purchase price of $1,041,250. On May 21, 2014, ITIC purchased the remaining 30% ownership interest in United for an additional $515,275, making United a wholly owned subsidiary of ITC.

ITIC's purchase of United was accounted for using the acquisition method required by ASC 805, Business Combinations. Accordingly, the Company recognized the required identifiable intangible assets of United. There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service. At closing of the initial acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships. The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated. The referral relationships are being amortized over a 12-year period using the straight-line method. At September 30, 2015 and December 31, 2014, accumulated amortization of intangible assets was $243,894 and $191,631, respectively. Net intangible assets of $1,238,006 and $1,290,269 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amount may not be recoverable, and therefore determined that the intangible assets assigned to United were not impaired at September 30, 2015.

A reconciliation of the noncontrolling interest equity of 1st Investors is presented in the Consolidated Statements of Stockholders' Equity. The following table provides a reconciliation of total redeemable equity of United for the periods ended September 30, 2015 and December 31, 2014:

Changes in carrying value during the period ended:	September 30, 2015	December 31, 2014
Beginning balance at January 1	$—	$545,489
Net income attributable to redeemable noncontrolling interest	—	23,523
Distributions to noncontrolling interest	—	(168,057)
Redeemable noncontrolling interest resulting from subsidiary purchase	—	(515,275)
Adjustment to retained earnings for purchase of noncontrolling interest	—	114,320
Balance, net	$—	$—

Note 11 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at July 1	$11,099,177	$(75,380)	$11,023,797
Other comprehensive loss before reclassifications	(1,549,501)	—	(1,549,501)
Amounts reclassified from accumulated other comprehensive income	130,851	1,304	132,155
Net current-period other comprehensive (loss) income	(1,418,650)	1,304	(1,417,346)
Ending balance	$9,680,527	$(74,076)	$9,606,451

Three Months Ended September 30, 2014	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at July 1	$12,800,951	$(47,621)	$12,753,330
Other comprehensive loss before reclassifications	(628,914)	—	(628,914)
Amounts reclassified from accumulated other comprehensive (loss) income	(4,206)	366	(3,840)
Net current-period other comprehensive (loss) income	(633,120)	366	(632,754)
Ending balance	$12,167,831	$(47,255)	$12,120,576

Nine Months Ended September 30, 2015	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$12,934,497	$(77,988)	$12,856,509
Other comprehensive loss before reclassifications	(2,777,909)	—	(2,777,909)
Amounts reclassified from accumulated other comprehensive (loss) income	(476,061)	3,912	(472,149)
Net current-period other comprehensive (loss) income	(3,253,970)	3,912	(3,250,058)
Ending balance	$9,680,527	$(74,076)	$9,606,451

Nine Months Ended September 30, 2014	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,395,757	$(48,353)	$11,347,404
Other comprehensive income before reclassifications	1,324,166	—	1,324,166
Amounts reclassified from accumulated other comprehensive (loss) income	(552,092)	1,098	(550,994)
Net current-period other comprehensive income	772,074	1,098	773,172
Ending balance	$12,167,831	$(47,255)	$12,120,576

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$458,058
Other-than-temporary impairments	(657,755)
Total	$(199,697)	Net realized (loss) gain on investment
Tax	68,846	Provision for Income Taxes
Net of Tax	$(130,851)
Amortization related to postretirement benefit plans:
Prior year service cost	$(1,098)
Unrecognized loss	(878)
Total	$(1,976)	(a)
Tax	672	Provision for Income Taxes
Net of Tax	$(1,304)
Reclassifications for the period	$(132,155)

Three Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$6,534
Other-than-temporary impairments	—
Total	$6,534	Net realized (loss) gain on investment
Tax	(2,328)	Provision for Income Taxes
Net of Tax	$4,206
Amortization related to postretirement benefit plans:
Prior year service cost	$(554)
Unrecognized gain (loss)	—
Total	$(554)	(a)
Tax	188	Provision for Income Taxes
Net of Tax	$(366)
Reclassifications for the period	$3,840

Nine Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$1,390,070
Other-than-temporary impairments	(668,904)
Total	$721,166	Net realized (loss) gain on investment
Tax	(245,105)	Provision for Income Taxes
Net of Tax	$476,061
Amortization related to postretirement benefit plans:
Prior year service cost	$(3,293)
Unrecognized loss	(2,635)
Total	$(5,928)	(a)
Tax	2,016	Provision for Income Taxes
Net of Tax	$(3,912)
Reclassifications for the period	$472,149

Nine Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$840,170
Other-than-temporary impairments	—
Total	$840,170	Net realized (loss) gain on investment
Tax	(288,078)	Provision for Income Taxes
Net of Tax	$552,092
Amortization related to postretirement benefit plans:
Prior year service cost	$(1,663)
Unrecognized gain (loss)	—
Total	$(1,663)	(a)
Tax	565	Provision for Income Taxes
Net of Tax	$(1,098)
Reclassifications for the period	$550,994

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

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC"). Total revenues from the title segment accounted for 95.4% of the Company's revenues for the nine months ended September 30, 2015. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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
The Company issues title insurance policies through its own offices and through a network of agents. Issuing agents are typically real estate attorneys, agent attorneys, independent agents or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory. The ability to attract and retain issuing agents is a key determinant of the Company’s growth in title insurance premiums written.
Revenues for this segment primarily result from purchases of new and existing residential and commercial real estate, refinance activity and certain other types of mortgage lending such as home equity lines of credit.
Volume is a factor in the Company’s profitability due to fixed operating costs that are incurred by the Company regardless of title insurance premium volume. The resulting operating leverage tends to amplify the impact of changes in volume on the Company’s profitability. The Company’s profitability also depends, in part, upon its ability to manage its investment portfolio to maximize investment returns and minimize risks such as interest rate changes, defaults and impairments of assets.
The Company’s volume of title insurance premiums is affected by the overall level of residential and commercial real estate activity, which includes sales, mortgage financing and mortgage refinancing. Real estate activity, home sales and mortgage lending are cyclical in nature. In turn, real estate activity is affected by a number of factors, including the availability of mortgage credit, the cost of real estate, consumer confidence, employment and family income levels and general United States economic conditions. Interest rate volatility is also an important factor in the level of residential and commercial real estate activity.
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

Business Trends and Recent Conditions

Beginning in 2008, the United States economy experienced a material economic downturn, resulting in a recession. Events leading to the recession were primarily the collapse of the housing market and frozen credit markets, prompting the federal government to take unprecedented monetary and fiscal action in an attempt to slow the economic rate of decline and instill consumer confidence. The economy has been gradually recovering from this downturn with housing values rebounding and the unemployment rate declining.
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
The FOMC also issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the September 2015 meeting, the FOMC reaffirmed its intent to keep the federal funds rate exceptionally low, between 0% and 0.25%, so long as progress is made toward its employment and inflation objectives. Federal Reserve Chairwoman Janet Yellen remarked in a press conference after the September 2015 meeting that an increase in the federal funds rate is likely to come later in 2015; however, any rate increases are expected to be gradual.
On October 20, 2014, the Federal Housing Finance Agency ("FHFA"), which regulates the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), announced that Fannie Mae and Freddie Mac were negotiating guidelines with mortgage lenders that resulted in less strict lending requirements and lower barriers to mortgage loans for borrowers who are seeking access to home loans. The FHFA noted in its announcement that it intended to clarify the rules that allow Fannie Mae and Freddie Mac to require mortgage lenders to repurchase troubled loans. The FHFA also sought to increase the supply of credit available, particularly to creditworthy lower and middle-income families, by collaborating with mortgage lenders to provide guidelines for mortgage loans with down payments as low as three percent. In December 2014, both Fannie Mae and Freddie Mac officially approved ninety-seven percent loan-to-value products (three percent down payment mortgages). The Fannie Mae program is targeted to first-time home buyers and became available to lenders in December 2014. The Freddie Mac program became available to lenders on March 23, 2015 and is available to both first-time home buyers and other qualified borrowers with limited down payment savings.
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
On November 20, 2013, the Consumer Financial Protection Bureau (“CFPB”), which enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance covering the real estate settlement industry, released a final rule to integrate mortgage disclosures under the RESPA and the Truth in Lending Act (“TILA”). The final rule went into effect October 3, 2015. Under this rule, the early disclosure forms required by TILA and the good faith estimate required by RESPA have been combined into one form, titled the Loan Estimate. The final disclosure required by TILA and the HUD-1 settlement statement required by RESPA have been combined into one form, titled the Closing Disclosure. The Company has been actively preparing for the impact this rule will have on both direct and agency operations in terms of processes and procedures, systems and compliance costs, and does not expect it to have a material impact on the Company's financial position and results of operations.
The CFPB, Office of the Comptroller of Currency and the Federal Reserve have issued memorandums to banks that have heightened those agencies' focus on vetting third party providers and may affect the Company's agents and approved providers.  Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in state legislatures and before various insurance regulatory agencies. Although the Company regularly monitors such proposals, the likelihood and timing of passage of any such regulation, and the possible effects of any such regulation on the Company and its subsidiaries, cannot be determined at this time.
Real Estate Environment
Overall, the economy is expanding and there has been a steady reduction in unemployment. The Mortgage Bankers Association's (“MBA”) September 2015 Economic and Mortgage Finance Commentary predicts 2015 overall economic growth of approximately 2.4% and a decline in the unemployment rate to 5.0% by the end of 2015. While recovery in the housing sector remains slow, purchase applications and refinance transactions are both higher compared with the prior year, primarily a result of the economic growth and improved employment conditions.
The MBA September 18, 2015 Mortgage Finance Forecast (“MBA Forecast”) projects 2015 purchase activity to increase 25.5% to $801 billion and refinance activity to increase 21.9% to $590 billion, resulting in an increase in total mortgage originations of 24.0% to $1,391 billion, all from 2014 levels. In 2014, refinance activity accounted for 43.1% of all mortgage originations and is projected to represent 42.4% of all mortgage originations in 2015.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.8% and 4.2% for the nine months ended September 30, 2015 and 2014, respectively. Refinancing activity is expected to be higher in 2015 as a result of lower mortgage interest rates in the current year. According to the MBA Forecast, interest rates are projected to climb to 4.2% by the fourth quarter of 2015.
Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.
Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the nine months ended September 30, 2015, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission.

Results of Operations

The following table presents certain income statement data for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net premiums written	$30,945,532	$26,356,835	$86,372,154	$81,115,940
Investment income - interest and dividends	1,117,529	1,064,995	3,427,055	3,130,846
Net realized (loss) gain on investments	(338,631)	8,689	601,336	592,908
Other	2,816,828	2,077,711	7,924,329	6,344,163
Total Revenues	34,541,258	29,508,230	98,324,874	91,183,857

Operating Expenses:
Commissions to agents	16,898,323	14,440,264	48,393,553	48,242,923
Provision for claims	703,979	1,507,814	3,621,401	4,177,478
Salaries, employee benefits and payroll taxes	6,957,874	6,609,425	21,101,955	19,250,116
Office occupancy and operations	1,342,288	1,257,009	4,089,806	3,683,980
Business development	568,189	552,215	1,633,358	1,581,872
Filing fees, franchise and local taxes	134,880	233,079	572,621	648,022
Premium and retaliatory taxes	573,336	491,927	1,684,674	1,332,492
Professional and contract labor fees	661,879	621,305	1,926,469	1,976,272
Other	264,012	196,702	708,918	656,653
Total Operating Expenses	28,104,760	25,909,740	83,732,755	81,549,808

Income before Income Taxes	6,436,498	3,598,490	14,592,119	9,634,049

Provision for Income Taxes	1,941,000	1,004,000	4,250,000	2,656,000

Net Income Attributable to the Company	$4,490,962	$2,594,490	$10,337,583	$6,954,526
Insurance and Other Services Revenues

Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income and exchange services income. Investment income and realized investment gains and losses are not included in insurance and other services revenues and are discussed separately under “Investment Related Revenues” below.

Title Orders: Title orders issued increased 15.6% in the first nine months of 2015 to 175,890 compared with 152,103 title orders in the same period in 2014. The increase in title orders from 2014 is primarily attributable to an increase in the number of purchase and refinance transactions. Premiums written did not move proportionally with title orders due to an increasing proportion of refinance transactions as well as the mix of premiums written by state, as rates vary by state. Refinance transactions typically have lower premium rates than purchase transactions.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	%	2014	%	2015	%	2014	%
Home and Branch	$7,967,826	25.7%	$6,815,125	25.9%	$21,281,363	24.6%	$17,922,166	22.1%
Agency	22,977,706	74.3%	19,541,710	74.1%	65,090,791	75.4%	63,193,774	77.9%
Total	$30,945,532	100.0%	$26,356,835	100.0%	$86,372,154	100.0%	$81,115,940	100.0%

Home and Branch Office Net Premiums: In the Company's home and branch operations, the Company issues the title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 16.9% and 18.7% for the three and nine months ended September 30, 2015, respectively, compared with the same prior year periods. The increase in net premiums was primarily attributable to increases in both refinance and purchase activity. Refinance activity increased as mortgage interest rates were lower from prior year levels. Premiums from purchase transactions increased as well, due to both increased volume from favorable interest rates and overall economic conditions, and increases in average home prices. All of the Company's home office operations and the majority of its branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina title insurance policies.

Agency Net Premiums: When a policy is written through a title agency, the premium is shared between the agency and the underwriter. Total premiums include an estimate of premiums for policies that have been issued, but not reported as of the balance sheet date. To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the policy effective date and the date the policies are reported. From time to time, the Company adjusts the inputs to the estimation process as agents report transactions and new information becomes available. In addition to estimating revenues, the Company also estimates and accrues agent commissions, claims provision, premium taxes, income taxes, and other expenses associated with the estimated revenues that have been accrued. The Company reflects any adjustments to the accruals in the result of operations in the period in which new information becomes available.

Agency net premiums written increased 17.6% and 3.0% for the three and nine months ended September 30, 2015, respectively, compared with prior year periods. The increases in agency premiums were primarily attributable to higher average real estate prices and higher levels of real estate activity in most states in which the Company operates, partially offset by a decrease in the amount of premiums from one agent in the Texas market. Agency net premiums in Texas were down primarily due to reductions in estimated unreported agency premiums and lower levels of purchase transactions.

Agency Relationship: The Company receives a significant percentage of its Texas net premiums written from a single title agent, which was recently acquired by another title insurer. For further details, refer to Note 8 to the Notes to Consolidated Financial Statements herein.

Following is a schedule of net premiums written for the three and nine months ended September 30, 2015 and 2014 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently write insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State	2015	2014	2015	2014
North Carolina	$10,320,737	$8,717,897	$27,618,674	$23,375,703
Texas	6,460,351	6,900,659	21,047,559	29,874,149
South Carolina	3,280,208	2,620,089	8,344,775	5,774,293
Georgia	2,479,942	1,293,562	5,551,143	3,218,600
Virginia	1,558,932	1,361,935	4,235,041	3,570,595
Michigan	1,182,747	885,508	3,500,426	2,831,820
All Others	5,716,133	4,621,412	16,198,055	12,547,606
Premiums	30,999,050	26,401,062	86,495,673	81,192,766
Reinsurance Assumed	—	6,895	23,195	35,367
Reinsurance Ceded	(53,518)	(51,122)	(146,714)	(112,193)
Net Premiums Written	$30,945,532	$26,356,835	$86,372,154	$81,115,940

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments. Other revenues were $2,816,828 and $7,924,329 for the three and nine months ended September 30, 2015, respectively, compared with $2,077,711 and $6,344,163 for the prior year periods. The increases for the three and nine months ended September 30, 2015, primarily related to increases in earnings of unconsolidated affiliates, fee income and exchange services revenues, partially offset by a decline in income from trust and investment management services.

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

Investment income was $1,117,529 and $3,427,055 for the three and nine months ended September 30, 2015, respectively, compared with $1,064,995 and $3,130,846 for the same periods in 2014. The increase in investment income for the three and nine months ended September 30, 2015 was due primarily to higher levels of interest and dividends earned in conjunction with a higher average portfolio balance for both fixed maturities and equity securities during the current year periods.

Net Realized (Loss) Gain on Investments

Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers' business prospects and tax planning considerations. Additionally, realized investment gains or losses are affected by assessments of securities' valuation for other-than-temporary impairment. As a result of the interaction of these factors and considerations, the net realized investment gain or loss can vary significantly from period to period.

The net realized (loss) gain on investments was $(338,631) and $601,336 for the three and nine months ended September 30, 2015, respectively, compared with $8,689 and $592,908 for the same periods in 2014. The net realized loss on investments for the three months ended September 30, 2015 includes impairment charges of $890,824 on certain investments and other assets that were deemed to be other-than-temporarily impaired, offset by a net realized gain on the sales of investments and other assets of $552,193. There were no impairments for the three months ended September 30, 2014. The 2015 year-to-date gain includes impairment charges of $901,973 on certain investments and other assets that were deemed to be other-than-temporarily impaired, offset by a net realized gain on the sales of investments and other assets of $1,503,309. The 2014 year-to-date gain includes impairment charges of $10,062 on certain investments that were deemed to be other-than-temporarily impaired, offset by a net realized gain on the sales of investments and other assets of $602,970. Management believes unrealized losses on remaining fixed income and equity securities at September 30, 2015 are temporary in nature.

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

Expenses

The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, office occupancy and operations and provision for claims. Operating expenses increased 8.5% and 2.7% for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. For the three months ended September 30, 2015, expenses increased primarily due to an increase in commissions, partially offset by a decrease in the provision for claims. For the nine months ended September 30, 2015, expenses increased primarily due to normal inflationary increases in compensation and benefit costs and higher staffing levels to support ongoing software development initiatives.

Following is a summary of the Company's operating expenses for the three and nine months ended September 30, 2015 and 2014. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	%	2014	%	2015	%	2014	%
Title Insurance	$26,529,660	94.4%	$24,513,591	94.6%	$78,992,688	94.3%	$77,153,327	94.6%
All Other	1,575,100	5.6%	1,396,149	5.4%	4,740,067	5.7%	4,396,481	5.4%
Total	$28,104,760	100.0%	$25,909,740	100.0%	$83,732,755	100.0%	$81,549,808	100.0%

On a combined basis, after-tax profit margins were 13.0% and 10.5% for the three and nine months ended September 30, 2015, respectively, and 8.8% and 7.6% for the three and nine months ended September 30, 2014, respectively. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Commissions: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 17.0% and 0.3% for the three and nine months ended September 30, 2015, respectively, compared with prior year periods. Commission expense as a percentage of net premiums written by agents was 73.5% and 74.3% for the three and nine months ended September 30, 2015, respectively, compared with 73.9% and 76.3% for the same periods in 2014. Commission expense was flat versus the prior year period even as premiums grew, as a larger proportion of premiums originated in markets with lower average commission rates. Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provision for Claims: The provision for claims as a percentage of net premiums written was 2.3% and 4.2% for the three and nine months ended September 30, 2015, respectively, compared with 5.7% and 5.2% for the same periods in 2014. For the three and nine months ended September 30, 2015, the decrease in the provision for claims primarily related to favorable experience in recent policy years.

The decrease in the loss provision rate for the nine months ended September 30, 2015 from the 2014 level resulted in approximately $827,000 less in reserves than would have been recorded at the higher 2014 level. Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $2,401,401 and $3,285,478 for the nine months ended September 30, 2015 and 2014, respectively.

Reserves for Claims:  At September 30, 2015, the total reserve for claims was $37,897,000. Of that total, approximately $5,277,000 was reserved for specific claims, and approximately $32,620,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees. Salaries, employee benefits and payroll taxes were $6,957,874 and $21,101,955 for the three and nine months ended September 30, 2015, respectively, compared with $6,609,425 and $19,250,116 for the prior year periods. On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 20.1% and 21.5% for the three and nine months ended September 30, 2015, respectively, compared with 22.4% and 21.1% for the prior year periods. The increases in expenses for the three and nine months ended September 30, 2015 primarily relate to normal inflationary increases in compensation and benefit costs, and higher staffing levels to support ongoing software development activities.

Office Occupancy and Operations: Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Office occupancy and operations expenses were $1,342,288 and $4,089,806 for the three and nine months ended September 30, 2015, respectively, compared with $1,257,009 and $3,683,980 for the prior year periods. As a percentage of total revenues, office occupancy and operations expenses were 3.9% and 4.2% for the three and nine months ended September 30, 2015, respectively, compared with 4.3% and 4.0% for the prior year periods. The increases in expenses in 2015 primarily related to increases in printing, maintenance, contract services and depreciation expenses.

Business Development: Business development expenses primarily include marketing and travel-related expenses. Business development expenses were $568,189 and $1,633,358 for the three and nine months ended September 30, 2015, respectively, compared with $552,215 and $1,581,872 for the prior year periods. Business development expenses increased 2.9% and 3.3% for the three and nine months ended September 30, 2015, respectively, compared with the prior year periods. The increase for the three and nine months ended September 30, 2015 primarily related to increased marketing expenses.

Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes. Filing fees, franchise and local tax expenses were $134,880 and $572,621 for the three and nine months ended September 30, 2015, respectively, compared with $233,079 and $648,022 for the prior year periods.

Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes. However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium tax rates vary from state to state; accordingly, the total premium tax incurred is dependent upon the geographical mix of insurance revenues. Premium and retaliatory taxes as a percentage of net premiums written were 1.9% and 2.0% for the three and nine months ended September 30, 2015, respectively, compared with 1.9% and 1.6% for the prior year periods.

Professional and Contract Labor Fees: Professional and contract labor fees were $661,879 and $1,926,469 for the three and nine months ended September 30, 2015, respectively, compared with $621,305 and $1,976,272 for the prior year periods. The increase for the three months ended September 30, 2015 was primarily attributable to an increase in legal and accounting fees, partially offset by a decrease in consulting fees associated with the Company's ongoing software initiatives. The decrease for the nine months ended September 30, 2015 was primarily attributable to a decrease in consulting fees associated with the Company's ongoing software initiatives, partially offset by an increase in legal and accounting fees.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment. These amounts typically fluctuate in relation to transaction volume of the title segment and the trust division. Other expenses were $708,918 for the nine months ended September 30, 2015 compared with $656,653 for the prior year period.

Income Taxes

The provision for income taxes was $1,941,000 and $4,250,000 for the three and nine months ended September 30, 2015, respectively, compared with $1,004,000 and $2,656,000 for the same prior year periods. Income tax expense as a percentage of earnings before income taxes was 30.2% and 29.1% for the three and nine months ended September 30, 2015, respectively, compared with 27.9% and 27.6% for the same prior periods. The increase in the effective rate for 2015 compared with 2014 was primarily due to a higher proportion of taxable to tax-exempt income. The effective income tax rate for both 2015 and 2014 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income. Tax-exempt income lowers the effective tax rate.

Management believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through September 30, 2015 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

The Company's current cash requirements include general operating expenses, income taxes, capital expenditures, dividends on its common stock and repurchases of its common stock. Cash flows from operations have also historically been the primary source of financing for expanding operations, whether through organic growth or outside investments.

The Company evaluates nonorganic growth opportunities, such as mergers and acquisitions, from time to time in the ordinary course of business. Because of the episodic nature of these events, related incremental liquidity and capital resource needs can be difficult to predict.

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

Cash Flows: Net cash flows provided by operating activities were $12,110,111 and $4,849,154 for the nine months ended September 30, 2015 and 2014, respectively. Cash flows from operating activities increased in 2015 from 2014, primarily due to an increase in net income, the timing of payable disbursements and taxes recoverable, and lower claim payments, partially offset by increases in earnings from other investments and receivables.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the payment of dividends. In 2015, the Company had higher levels of investment purchase activity, proceeds from investing activities and repurchases of common stock compared with the prior year.

The Company maintains a high degree of liquidity within its investment portfolio, classified as available for sale, in the form of cash, short-term investments and other readily marketable securities. As of September 30, 2015, the Company held cash and cash equivalents of $19,290,813, short-term investments of $13,884,266, fixed maturity securities of $98,034,042 and equity securities of $35,135,885. The net effect of all activities on total cash and cash equivalents was an increase of $3,464,298 in 2015 and a decrease of $4,239 in 2014.

Capital Resources: The amount of capital resources the Company maintains is influenced by state regulation, the need to maintain favorable ratings from third party rating agencies and other marketing and operational considerations.

The Company's significant sources of funds are dividends and distributions from its subsidiaries, primarily its two title insurance subsidiaries. Cash is received from its subsidiaries in the form of dividends and as reimbursements for operating and other administrative expenses that it incurs. The reimbursements are executed within the guidelines of management agreements between the Company and its subsidiaries.

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of September 30, 2015, both ITIC and NTIIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

Historically, the Company's geographical focus has been concentrated in states with premium rates that are typically lower than the national average, contributing to the need to maintain higher levels of capital to accommodate risk exposure beyond the industry average.

While state regulation and the need to cover risks may set a minimum level for capital requirements, other factors necessitate maintaining capital resources in excess of the required minimum amounts. For instance, the Company’s capital resources help it maintain high ratings from insurance company rating agencies. Superior ratings strengthen the Company's ability to compete with larger, well known title insurers with national footprints.

A strong financial position provides necessary flexibility to fund potential acquisition activity, to invest in the Company's core business, and to minimize the financial impact of potential adverse developments. Adverse developments that generally require additional capital include adverse financial results, changes in statutory accounting requirements by regulators, reserve charges, investment losses or costs incurred to adopt to a changing regulatory environment, including costs related to emerging CFPB regulation of the real estate industry.

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is unaware of any trend that is likely to result in material adverse liquidity changes, but continually assesses its capital allocation strategy, including decisions relating to repurchasing the Company’s stock and/or conserving cash.

Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company's repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased. Pursuant to the Company’s ongoing purchase program, the Company purchased 72,044 shares for the nine months ended September 30, 2015 and 9,824 for the same period in 2014 at an average per share price of $71.72 and $66.43, respectively. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and alternative uses for such cash.

Capital Expenditures: Capital Expenditures were approximately $2,313,000 through September 30, 2015. In 2015, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverses exchange property held by the Company for the purpose of completing such transactions totaled approximately $205,861,000 and $82,477,000 as of September 30, 2015 and December 31, 2014, respectively. These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

•	changes in general economic, business, and political conditions, including the performance of the financial and real estate markets;

•	the possible inadequacy of provisions for claims to cover actual claim losses;

•	the incidence of fraud-related losses;

•	unanticipated adverse changes in securities markets, including interest rates, could result in material losses to the Company’s investments;

•
significant competition that the Company’s operating subsidiaries face, including the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner and expansion into new geographic locations;

•	the Company's reliance upon the Texas and North Carolina markets for a significant portion of its premiums;

•	the Company's receipt of a significant percentage of its net premiums written from a single title agent, which was recently acquired by another title insurer;

•	compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;

•	the impact of governmental oversight of service provider’s compliance with federal consumer financial laws, including title insurance agents;

•	possible downgrades from a rating agency, which could result in a loss of underwriting business;

•	the inability of the Company to manage, develop and implement technological advancements and prevent system interruptions or unauthorized system intrusions;

•
statutory requirements applicable to the Company’s insurance subsidiaries that require them to maintain minimum levels of capital, surplus and reserves and restrict the amount of dividends that they may pay to the Company without prior regulatory approval;

•	the desirability to maintain capital above statutory minimums for competitive, marketing and other reasons;

•	heightened regulatory scrutiny and investigations of the title insurance industry;

•	the Company’s dependence on key management and marketing personnel, the loss of whom could have a material adverse effect on the Company’s business;

•	reform of government-sponsored entities that could adversely impact the Company;

•	policies and procedures for the mitigation of risks that may be insufficient to prevent losses;

•	the shareholder rights plan which could discourage transactions involving actual or potential changes of control; and

•	other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.

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

No material changes in the Company’s market risk or market strategy occurred during the quarter ended September 30, 2015.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1.

Item 1a.    Risk Factors

The following supplements the risk factors previously disclosed under Item 1a. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

In recent years, the Company received a significant portion of its premiums from one agent. This agent was recently acquired by another title insurer. Significant declines in the agent's business would have a negative impact on premiums written.
The Company has one agent that accounted for 12.2%, 23.6% and 16.4% of net premiums written for the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013, respectively. On July 1, 2015, a competing title insurer acquired the assets of the agent. The agent is under no legal commitment to remit a minimum amount of premiums to the Company, and could cease doing so at any time. A significant decline in business originated by this agent for the Company, whether due to that business being diverted to its new title insurer owner or otherwise, could have a material negative impact on the Company's premiums written.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended September 30, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				384,478
July 2015	4,113	$70.67	4,113	380,365
August 2015	43,482	$71.93	43,482	336,883
September 2015	17	$70.29	17	336,866
Total:	47,612	$71.82	47,612	336,866

For the quarter ended September 30, 2015, the Company purchased an aggregate of 47,612 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced publicly on June 5, 2000. On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company's repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such numbers may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Item 5.  Other Information

Amendment to Bylaws

On November 9, 2015, the board of directors (the “Board”) of the Company adopted Amended and Restated Bylaws (the “Bylaws”) of the Company. The Bylaws became effective immediately and include, among other things, the following changes:

•	Providing for additional disclosure requirements for notices of director nominations and shareholder proposals.

•	Clarifying the procedures for postponement, rescheduling, recessing and adjournment of any meeting of shareholders.

•	Clarifying the powers of the presiding officer of a shareholder meeting.

•	Providing for an explicit confidentiality obligation for shareholder-nominated directors.

•	Clarifying the time period in which an annual meeting of shareholders may be held.

•
Conforming the Bylaws to Section 55-8-10 of the North Carolina Business Act by clarifying that, in addition to the shareholders, the Board has the power to fill any newly created directorship or any vacancy occurring in the Board.

•
Designating the state and federal courts located within the state of North Carolina as the sole and exclusive forum for certain legal actions, unless the Company consents in writing to the selection of an alternative forum.

The foregoing description of the Bylaws is not complete and is qualified in its entirety by reference to the complete text of the Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6.  Exhibits

3.1	Amended and Restated Bylaws of the Company dated November 9, 2015 (filed herewith)

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS TITLE COMPANY

By:	/s/ James A. Fine, Jr.
James A. Fine, Jr.
President, Principal Financial Officer and
Principal Accounting Officer

Dated:  November 9, 2015