Form 10-K
period 2015-12-31
INVESTORS TITLE CO
filed 2016-03-11
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2015
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
Large accelerated filer  [   ]     Accelerated filer  [X]     Non-accelerated filer   [   ] (Do not check if a smaller reporting company)     Smaller reporting company [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  [   ]     No  [X]
The aggregate market value of the shares held by non-affiliates of the registrant as of June 30, 2015 was $106,404,827 based on the closing price on the NASDAQ Stock Market LLC.
As of February 15, 2016, there were 1,936,646 common shares of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 18, 2016 are incorporated by reference in Part III hereof.

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

•	the Company’s reliance upon the North Carolina and Texas markets for a significant portion of its premiums, comprising approximately 32.8% and 22.4% of premiums written, respectively;

•	the Company’s receipt of a significant percentage of its net premiums written from a single title agent, which was recently acquired by another title insurer;

•	compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;

•	the impact of governmental oversight of compliance by service providers, including insurance title insurance agents, with federal consumer financial laws;

•	possible downgrades from a rating agency, which could result in a loss of underwriting business;

•	the inability of the Company to manage, develop and implement technological advancements and prevent system interruptions or unauthorized system intrusions;

•
statutory requirements applicable to the Company’s insurance subsidiaries that require them to maintain minimum levels of capital, surplus and reserves and that restrict the amount of dividends they may pay to the Company without prior regulatory approval;

•	the desirability to maintain capital above statutory minimum requirements for competitive, marketing and other reasons;

•	heightened regulatory scrutiny and investigations of the title insurance industry;

•	the Company’s dependence on key management and marketing personnel, the loss of whom could have a material adverse effect on the Company’s business;

•	reform of government-sponsored entities that could adversely impact the Company;

•	policies and procedures for the mitigation of risks that may be insufficient to prevent losses;

•	the shareholder rights plan could discourage transactions involving actual or potential changes of control; and

•	other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.

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

Title insurance protects against losses resulting from title defects affecting real property. Upon a real estate closing, the seller of real property executes a deed to the new owner, and typically, the property is encumbered with a new mortgage. When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed or mortgage that may give a third party a legal claim against such property or result in the invalidity or unenforceability of the insured mortgage. If a claim is made against the title to real property, title insurance provides indemnification against covered defects.

Numerous types of defects could jeopardize the property owner’s or mortgagee’s interest in the property for which a title policy may provide coverage. Such risks include title being vested in an individual or entity other than the insured, lack of a right of access to the property, invalidity or unenforceability of the insured mortgage, or other defects, liens, or encumbrances that make the property unmarketable. The policy may provide coverage for defects arising from prior unsatisfied mortgages, tax liens or confirmed assessments, judgments attaching to the property or encumbrances against the property arising through easements, restrictions or other existing covenants. Title insurance may also protect against deeds or mortgages that were forged or improperly acknowledged or delivered, that were executed by spouses without the other spouse’s signature or that were conveyed by minors or other persons who lack legal capacity.

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

Insured Risk on Policies in Force. Generally, the amount of the insured risk under a title insurance policy is equal to the purchase price, the loan amount or the fair market value of the insured property. If a claim is made against an insured property’s title, the insurer can choose to pay the cost of eliminating the covered title defects or to defend the insured party against covered title defects affecting the property. In the alternative, the insurer may opt to pay the policy limits to the insured or, if the loss is less than policy limits, the amount of the insured’s actual loss due to such title defects, at which time the insurer’s duty to defend the claim and all other obligations of the insurer with respect to the claim are satisfied.

At any given time, the insurer’s actual risk of monetary loss under outstanding policies is only a portion of the aggregate insured risk, or total face amount, of all policies in force. The lower risk results primarily from the reissuance of title insurance policies for the same property by other underwriters over time when such property is subsequently conveyed or refinanced. The coverage on a lender’s title insurance policy is reduced and eventually terminated as the mortgage loan it secures is paid. An owner’s policy is effective as long as the insured has an ownership interest in the property or has liability under warranties of title. Due to the variability of these factors, the aggregate contingent liability of a title underwriter on outstanding policies of the Company and its subsidiaries cannot be determined with precision.

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

Title Insurance Underwriting Operations. ITIC and NITIC issue title insurance through its home and branch offices and through a network of agents. Issuing agents are typically real estate attorneys, independent agents or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory. The Company’s title insurance subsidiaries determine the terms and conditions upon which they will insure title to real property according to the Company’s underwriting standards, policies and procedures. Title insurance premiums written reflect a one-time premium payment, with no recurring premiums.

Generally, premiums for title insurance are recorded and recognized as revenue at the closing of the related transaction, when the earnings process is considered complete. When the policy is issued directly through a branch office, the premiums collected are retained by the Company. When the policy is issued through a title insurance agent, the agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. The percentage of the premium retained by agents varies by region and is sometimes regulated by the states where the property is located.

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

NITIC was incorporated in South Carolina in 1973, and is licensed to write title insurance in 20 states and the District of Columbia. In November 2014, NITIC redomesticated to the Texas. It currently writes title insurance as a primary insurer in Texas and New York, and as a reinsurer for ITIC.

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

In 1988, the Company established ITEC to provide services in connection with tax-deferred exchanges of like-kind property pursuant to Section 1031 of the Internal Revenue Code. ITEC acts as a qualified intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investments, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company. ITAC provides services as an exchange accommodation titleholder for accomplishing reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property. The services provided by the Company’s exchange division, ITEC and ITAC, are pursuant to provisions in the Internal Revenue Code. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently the revenues and profitability of the Company’s exchange division.

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

MARKETING

The Company markets its title insurance services to a broad range of customers in the residential and commercial market sectors of the real estate industry. Issuing agents are typically real estate attorneys, independent agents or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory.

ITIC and NITIC strive to provide superior service to their customers and consider this an important factor in attracting and retaining customers. Branch and corporate personnel strive to develop new business and agency relationships to increase market share while ITIC’s Commercial Services Division focuses on services provided to commercial clients.

REGULATION

Title Insurance

The Company is an insurance holding company and therefore it is subject to regulation in the states in which its insurance subsidiaries do business. These regulations, among others, require insurance holding companies to register and file certain reports, and require prior regulatory approval of the payment of extraordinary dividends and other intercompany distributions or transfers.

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital, surplus and reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, approving related party transactions, as well as examining and auditing title insurers. At December 31, 2015, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states where they are licensed. A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various state laws to maintain assets of a defined minimum quality and amount.

The Company’s insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed as well as required examinations every five years. These and other governmental authorities have the power to enforce state and federal laws to which the title insurance subsidiaries are subject. These governmental authorities include, but are not limited to, the Consumer Financial Protection Bureau (“CFPB”), which enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance covering the real estate settlement industry. The CFPB has the authority to identify and address, through regulation, unfair, deceptive and abusive practices in the mortgage industry and certain other settlement service industries.

On November 20, 2013, the CFPB released a final rule to integrate mortgage disclosures under the RESPA and the Truth in Lending Act (“TILA”). The final rule went into effect on October 3, 2015. Under this rule, the early disclosure forms required by TILA and the good faith estimate required by RESPA have been combined into one form, titled the Loan Estimate. The final disclosure required by TILA and the HUD-1 settlement statement required by RESPA have been combined into one form, titled the Closing Disclosure. The Company actively prepared for any anticipated effect this rule would have on both its direct and agency operations, with respect to its processes and procedures, systems and compliance costs. The measures adopted by the Company to comply with the final rule did not have a material impact on the Company's financial position and results of operations.
The CFPB, Office of the Comptroller of Currency and the Federal Reserve have issued memorandums to banks that communicated those agencies’ heightened focus on vetting third party providers. Such increased regulatory involvement may affect the Company's agents and approved providers.  Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in state legislatures and before various insurance regulatory agencies. Although the Company regularly monitors such proposals, the likelihood and timing of passage of any such regulation, and the possible effects of any such regulation on the Company and its subsidiaries, cannot be determined at this time.
Any material change in the Company’s regulatory environment may have an adverse effect on its business.

Exchange Services, Investment Management and Trust Services, and Management Services

Investors Trust is regulated by the North Carolina Commissioner of Banks.

COMPETITION

The title insurance industry is highly competitive. The four largest title insurance companies typically maintain greater than eighty-five percent of the market for title insurance in the United States, with smaller regional companies holding the balance of the market. The number and size of competing companies varies in the respective geographic areas in which the Company conducts business. Key competitive factors in the title insurance industry are the financial strength and size of the insurer, timeliness and quality of service, price and expertise in certain transactions. Title insurance underwriters also compete for agents based upon service and commission levels. Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and related information than the Company. In addition, there are numerous industry-related regulations and statutes that set out conditions and requirements to conduct business. Changes to or the removal of such regulations and statutes could result in additional competition from alternative title insurance products or new entrants into the industry that could materially affect the Company’s business operations and financial condition.

CUSTOMER, LENDER AND AGENT CONCENTRATION

The Company is not dependent upon any single title insurance customer or a few customers, and the loss of any single customer would not have a material adverse effect on the Company.

Based on information from the Mortgage Daily Second Quarter 2015 Mortgage Origination Survey, there are ten lending institutions in the United States that account for approximately 49% of all mortgage originations in the country. These lending institutions benefit from title insurance policies that are purchased by borrowers on the lending institutions’ behalf as a condition to the making of a loan. Refusal by major market lenders to accept our product offerings could have a material adverse effect on the Company.

In 2015, 2014 and 2013, the Company had one agent that accounted for 10.3%, 23.6% and 16.4% of net premiums written, respectively.

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in municipal government securities and investment grade corporate bonds and equity securities. The Company’s debt and equity securities are classified as available for sale and carried at fair market value. The Company’s investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries. The Company’s investment portfolio is managed internally and via an affiliated entity. The securities in the Company’s portfolio are subject to economic conditions and normal market risks. Equity securities at December 31, 2015 and 2014 consisted of investments in various industry groups. There were not any significant investments in banks, trust or insurance companies at December 31, 2015 or 2014. Short-term investments, which consist primarily of money market instruments and certificates of deposit which have an original maturity of one year or less, are carried at cost, which approximates fair value due to the short duration to maturity. In addition, at December 31, 2015 and 2014, the Company held investments that are accounted for using the equity method (see Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.)

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

In connection with tax-deferred exchanges of like-kind property, ITAC may temporarily hold title to property pursuant to an accommodation titleholder agreement. In order for ITAC to enter into such arrangements, each person or entity for which title is being held must first (i) execute an indemnification agreement under which it agrees to indemnify ITAC for any environmental or other claims which may arise as a result of the arrangement, and (ii) provide due diligence materials regarding any known environmental issues, in the form of an environmental questionnaire and/or applicable environmental engineering studies, if indicated for review by ITAC, as applicable.

EMPLOYEES

The Company and its subsidiaries had 237 full-time employees and 28 part-time employees as of December 31, 2015. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

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

EXECUTIVE OFFICERS OF THE COMPANY
Following is information regarding the executive officers of the Company as of February 26, 2016.  Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	81	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	53	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	49	Executive Vice President, Secretary and Director
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
In recent years, the Company received a significant portion of its premiums from one agent. This agent was recently acquired by another title insurer. Significant declines in the agent’s business would have a negative impact on premiums written.
The Company has one agent that accounted for 10.3%, 23.6% and 16.4% of net premiums written for the years ended December 31, 2015, 2014 and 2013, respectively. On July 1, 2015, a competing title insurer acquired the assets of the agency. The agent is under no legal commitment to remit a minimum amount of premiums to the Company, and could cease doing so at any time. A continued significant decline in business originated by this agent for the Company, whether due to that business being diverted to its new title insurer owner or otherwise, could have a material negative impact on the Company’s premiums written.
The Company relies upon the North Carolina and Texas markets for a significant portion of its premiums.  Changes in the economic or regulatory environments in North Carolina or Texas could have an adverse impact on the Company.

North Carolina and Texas are the largest sources of premium revenue for the Company’s title insurance subsidiaries. In 2015, North Carolina and Texas represented 32.8% and 22.4% of total premiums written by the Company, respectively.  A decrease in the level of real estate activity in either North Carolina and/or Texas, whether driven by weak economic conditions, changes in regulatory environments or other factors that influence demand, could have a negative impact on the Company’s financial results.

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
The Company’s title insurance subsidiaries are subject to regulations by the CFPB, created by the Dodd-Frank Act.  The CFPB has extensive regulatory and enforcement authority over real estate and mortgage markets, including RESPA, the primary federal regulatory guidance covering the real estate settlement industry.  The manner and extent to which the CFPB will implement new regulations is not fully known; however, any new regulations implemented could result in changes to internal processes through changes to systems and forms. Additionally, the CFPB has issued extensive regulations for the integration of mortgage disclosures which became effective on October 3, 2015.  These new regulations impacted the way in which mortgage market participants create, process and deliver disclosures to consumers; however, implementation did not have a material impact on the Company’s financial position or results of operations.

In addition to federal regulation, title insurance subsidiaries are subject to state regulations. The nature and extent of state regulations, which vary from state to state, typically involve, among other matters, licensing and renewal requirements and trade and marketing practices, including, but not limited to the following:

•	licensing of insurers and agents;
•	capital and surplus requirements;
•	approval, regulation or establishment of premium rates for insurance;
•	limitations on types and amounts of investments;
•	limitations on the size of risks that may be insured by a single company;
•	filing of annual and other reports with respect to financial condition;
•	the amount of dividends and other payments made by insurance subsidiaries;
•	establishing reserves;
•	accounting and financing practices;
•	deposits of securities for the benefit of policyholders;
•	trade and marketing practices;
•	regulation of reinsurance;
•	approval of policy forms; and
•	use of personal information.
Insurance holding companies are subject to periodic examinations and the regulation of acquisitions, intercompany transactions and changes in control, among others, by state regulators.
The Company and its subsidiaries are also subject to certain federal regulations established by the Office of the Comptroller of Currency, the Federal Reserve and various other governmental agencies.
The Company’s other businesses also operate within state and federal guidelines.  Any changes in the regulatory environment could restrict its existing or future operations and could possibly make it more burdensome and costly to conduct them.
New regulations, or differing interpretations of existing laws, could change business processes, products and services and have a negative impact on the Company’s results of operations and financial condition.

Competition affects the Company’s results of operations.
The title insurance industry is highly competitive. Key competitive factors are quality of service, price within regulatory parameters, expertise, timeliness and the financial strength and size of the insurer. Title insurance underwriters compete for premiums by choosing various distribution channels which may include company-owned operations, independent agents and agency relationships with real estate attorneys, subsidiaries of community and regional lending institutions, realtors, builders and other settlement service providers. Title insurance underwriters compete for agents on the basis of service, technology and commission levels. Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and information than the Company. The number and size of competing companies varies in the different geographic areas in which the Company operates, and any reductions to current regulatory barriers within any of the different geographic areas could increase the number of competitors entering into the title insurance market. Competition among the major providers of title insurance or the acceptance of alternative products to traditional title products by the regulatory authorities and the marketplace could adversely affect the Company’s operations and financial condition.
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
The competitive positions of title insurance companies rely partly on ratings published by independent rating services. Government sponsored entities and lending institutions utilize these ratings, among other items, to evaluate a title insurer’s strength and stability. The Company’s title insurance subsidiaries are currently rated by A.M. Best Company, Kroll Bond Agency and Demotech, Inc. The ratings issued by independent rating agencies are not credit ratings, but represent the opinion of the individual rating agency in regards to the title insurance subsidiaries’ financial strength, operating performance, and ability to meet policyholder obligations. These insurer ratings are subject to periodic review and there can be no assurance that the Company’s insurance subsidiaries will maintain their current respective ratings. A significant downgrade in the ratings of either of the Company’s insurance subsidiaries could negatively impact the ability to compete for new business, retain existing business and maintain the necessary licenses to operate as title insurance companies in various states.
Title insurance rate regulation could have an adverse impact on the Company’s results of operations.
Rates for title insurance vary by state and are subject to extensive regulation.  Statutes generally provide that rates must not be excessive, inadequate or unfairly discriminatory. The process of implementing a rate change in most states involves pre-approval by the applicable state insurance regulator.  This regulation could impact the Company’s ability to adjust prices in the face of rapidly changing market conditions, which could adversely affect results of operations.
Financial institution failures could adversely affect the Company.
The Company has substantial deposits with financial institutions, including fiduciary deposits that are owned by third parties. There is no guarantee the Company, whether through the Federal Deposit Insurance Corporation or otherwise, would recover the funds it has deposited should one or more of the financial institutions at which the Company maintains deposits fail.
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
The Company utilizes electronic systems to deliver products and services. These electronic systems are used to, among other things, receive, process, store, and transmit data. Non-public information may include, among other things, names, addresses, social security numbers, and banking information. In addition, the Company utilizes electronic systems to receive and transfer money. While the Company takes normal precautions to minimize the risk of unauthorized access to and disclosure of non-public information, this risk cannot be entirely eliminated. Events beyond control of the Company, including unauthorized system intrusions, fraud, telecommunication failures or natural disasters could disrupt operations both internally and externally, increase the possibility of unauthorized release of proprietary and/or non-public information and increase the possibility of defalcation of corporate or client funds. Additionally, certain laws and contracts to which the Company or its subsidiaries are subject to require notification to various parties, consumers and customers in the event that confidential or personal information may have been or was accessed by unauthorized third parties. Such notifications could result in, among other things, the loss of customers, negative publicity, distraction of management, fines, regulatory inquiries or involvement and a decline in sales. To counter these risks, the Company invests significant resources in maintaining the security of our network and adapting to evolving security threats. In addition, the Company further mitigates the financial risk associated with unauthorized disclosure of non-public information by maintaining cyber liability insurance coverage.

The Company relies on distributions from its insurance subsidiaries.
The Company is an insurance holding company and it has no substantial operations of its own.  Its principal assets are investments in its operating subsidiaries, primarily its insurance subsidiaries.  The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans.  The Company’s insurance subsidiaries are subject to regulations that limit the amount of dividends, loans or advances they may make to the Company.  The restriction on these amounts is based on the amount of the insurance subsidiaries’ unassigned surplus and net income, with certain adjustments. Additionally, these subsidiaries are required to maintain minimum amounts of capital, surplus and reserves.  As of December 31, 2015, approximately $89,489,000 of consolidated stockholders’ equity represented the net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company.  In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior approval by the appropriate regulatory body.  These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or fund growth opportunities.
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

ITEM 4.   MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data and Dividends

The Common Stock of the Company is traded under the symbol “ITIC” on the NASDAQ Stock Market LLC. The number of record holders of common stock at December 31, 2015 was 309.  The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories. The following table shows, for the periods indicated, the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Global Market, and cash dividends declared.

	2015			2014
	High	Low	Dividend Paid	High	Low	Dividend Paid
First Quarter	$81.75	$66.55	$0.08	$82.22	$73.18	$0.08
Second Quarter	$77.75	$69.51	$0.08	$76.24	$62.53	$0.08
Third Quarter	$72.50	$67.25	$0.08	$82.08	$66.61	$0.08
Fourth Quarter	$102.41	$71.00	$0.16	$80.00	$64.41	$0.08
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
The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended December 31, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Additional Shares Approved For Repurchase Under the Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period					336,866
October 2015	201	$72.66	201	—	336,665
November 2015	—	—	—	163,335	500,000
December 2015	3,420	88.45	3,420	—	496,580
Total	3,621	$87.58	3,621	163,335	496,580
For the quarter ended December 31, 2015, the Company purchased an aggregate of 3,621 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Common Stock Performance Graph
Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s common stock to the cumulative return of the NASDAQ Composite Index and a peer group consisting of certain companies in the title insurance industry (SIC Code 6361) for the period commencing December 31, 2010 and ending December 31, 2015. The graph assumes that $100 was invested in the Company’s common stock, the NASDAQ Composite Index and the peer group on December 31, 2010 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 6.   SELECTED FINANCIAL DATA
(amounts in thousands except per share data)

For the Year	2015	2014	2013	2012	2011
Net premiums written	$112,476	$109,964	$113,886	$102,331	$81,529
Revenues	127,200	123,119	126,251	115,079	90,685
Investment income	4,531	4,260	3,895	3,980	3,595
Net income attributable to the Company	12,534	9,649	14,708	11,102	6,934

Per Share Data
Basic earnings per common share	$6.32	$4.75	$7.15	$5.33	$3.22
Weighted average shares outstanding – Basic	1,984	2,032	2,056	2,082	2,151
Diluted earnings per common share	$6.30	$4.74	$7.08	$5.24	$3.20
Weighted average shares outstanding – Diluted	1,990	2,038	2,077	2,117	2,170
Cash dividends per share	$0.40	$0.32	$0.32	$0.29	$0.28

At Year-End
Assets	$211,522	$198,039	$188,306	$171,918	$157,958
Investments	160,552	159,411	142,764	130,779	125,701
Stockholders’ equity attributable to the Company	142,670	137,564	128,062	114,639	106,512
Book value/share attributable to the Company	73.17	67.99	62.86	56.10	50.54

Performance Ratios
Net income attributable to the Company to:
Average stockholders’ equity attributable to the Company	8.95%	7.27%	12.12%	10.04%	6.59%
Total revenues	9.85%	7.84%	11.65%	9.65%	7.65%

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

Overview
Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”).  Total revenues from the title segment accounted for 95.3% of the Company’s revenues in 2015.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.
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
The Company issues title insurance policies through its home and branch offices and through a network of agents.  Issuing agents are typically real estate attorneys, independent agents or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory.  The ability to attract and retain issuing agents is a key determinant of the Company’s growth in title insurance premiums written.
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
Services other than title insurance provided by operating divisions of the Company are not reported separately and are reported collectively in a category called “All Other.”  These other services include those offered by the Company and by its wholly owned subsidiaries, Investors Title Exchange Corporation (“ITEC”), Investors Title Accommodation Corporation (“ITAC”), Investors Trust Company (“Investors Trust”), Investors Capital Management Company (“ICMC”) and Investors Title Management Services, Inc. (“ITMS”).
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
Current Initiatives
In efforts to stimulate the economy, the Federal Reserve announced in September 2012 Quantitative Easing, “QE3,” in which it would purchase mortgage-backed securities and longer-term Treasury securities. Through QE3, the Federal Reserve initially purchased mortgage-backed securities at a rate of $40 billion per month and longer-term Treasury securities at a rate of $45 billion per month. Beginning in 2014, the Federal Open Market Committee ("FOMC") of the Federal Reserve steadily reduced the purchase of securities, and, at the end of October 2014, the FOMC concluded the QE3 program.
The FOMC also issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. Any future adjustments to the rate will be based on realized and expected economic developments to achieve maximum employment and 2 percent inflation. The FOMC anticipates future economic conditions to evolve in ways that will only warrant gradual increases, and that for some time, the federal funds rate is expected to be below long range levels.
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

On November 20, 2013, the CFPB, which enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance covering the real estate settlement industry, released a final rule to integrate mortgage disclosures under the RESPA and the Truth in Lending Act (“TILA”). The final rule went into effect on October 3, 2015. Under this rule, the early disclosure forms required by TILA and the good faith estimate required by RESPA have been combined into one form, titled the Loan Estimate. The final disclosure required by TILA and the HUD-1 settlement statement required by RESPA have been combined into one form, titled the Closing Disclosure. The Company actively prepared for any anticipated effect this rule would have on both its direct and agency operations, with respect to its processes and procedures, systems and compliance costs. The measures adopted by the Company to comply with the final rule did not have a material impact on the Company's financial position and results of operations.
The CFPB, Office of the Comptroller of Currency and the Federal Reserve have issued memorandums to banks that communicated those agencies’ heightened focus on vetting third party providers. Such increased regulatory involvement may affect the Company's agents and approved providers.  Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in state legislatures and before various insurance regulatory agencies. Although the Company regularly monitors such proposals, the likelihood and timing of passage of any such regulation, and the possible effects of any such regulation on the Company and its subsidiaries, cannot be determined at this time.
Real Estate Environment
Overall, the economy is expanding and there has been a steady reduction in unemployment. The Mortgage Bankers Association's (“MBA”) January 2016 Economic and Mortgage Finance Commentary predicts 2016 overall economic growth of approximately 2.0% with continued improvement in the unemployment sector with monthly payrolls growing at over 200,000 jobs per month, the unemployment rate down to approximately 5% and unemployment claims trending down.
The MBA January 20, 2016 Mortgage Finance Forecast (“MBA Forecast”) projects 2016 purchase activity to increase 12.8% to $926 billion and refinance activity to decrease 31.7% to $454 billion, resulting in a decrease in total mortgage originations of 7.1% to $1,380 billion, all from 2015 levels. In 2015, refinance activity accounted for 44.8% of all mortgage originations and is projected to represent 32.9% of all mortgage originations in 2016.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.8%, 4.2%, and 4.0% for the years ended December 31, 2015, 2014, and 2013, respectively. According to the MBA Forecast, refinancing is expected to be lower in 2016 as mortgage interest rates continue to climb to a projected 4.6% in the fourth quarter of 2016.
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
Reserves for Claim Losses
The Company’s reserves for claims are established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”).  The total reserve for all losses incurred but unpaid as of December 31, 2015 is represented by the reserve for claims totaling $37,788,000 in the accompanying Consolidated Balance Sheets.  Of that total, approximately $5,066,000 was reserved for specific claims which have been reported to the Company, and approximately $32,722,000 was reserved for IBNR claims.

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
The Company initially reserves for each known claim based upon an assessment of specific facts and updates the reserve amount as necessary over the course of administering each claim.  Loss ratios for earlier years tend to be more reliable than recent policy years, as those years are more fully developed.  In making loss estimates, management determines a loss provision rate, which it then applies to net premiums written.
There are key assumptions that materially affect the reserve estimates. During the third quarter of 2013, certain actuarial inputs were changed to provide a more refined IBNR reserve estimate. The Company considered these modifications in actuarial inputs to be a change in estimate. The Company believes that these changes in actuarial inputs were necessary in response to favorable reserve development and claims experience incurred in several policy years reported in the 2013 calendar year.  The approximate impact of the change in estimate for the year ended December 31, 2013 was a reduction of $2,200,000 to the reserves for claims in the Consolidated Balance Sheets, and in the Consolidated Statements of Income, a decrease of $2,200,000 to the provision (benefit) for claims, an increase of $750,000 in the provision for income taxes and an increase of approximately $1,450,000 in net income, or $0.71 per basic share and $0.70 per diluted share, compared with the amounts that would have been recorded under the Company’s prior estimate. This change in estimate, coupled with several historical policy years which continued to emerge favorably in comparison with prior expectations, contributed to a benefit in the claims provision for 2013. The change in estimate was primarily driven by the following:

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
The Company assumes the reported liability for known claims and IBNR, in the aggregate, will be comparable to its historical claims experience unless factors, such as loss experience and charged premium rates, change significantly.  Also affecting the Company’s assumptions are large losses related to fraud and defalcation, as these can cause significant variances in loss emergence patterns.  Management defines a large loss as one where incurred losses exceed $250,000.  Due to the small volume of large claims, the long-tail nature of title insurance claims and the inherent uncertainty in loss emergence patterns, large claim activity can vary significantly between policy years.  The estimated development of large claims by policy year is therefore subject to significant changes as experience develops. The loss provision rate is set to provide for losses on current year policies and changes in prior year estimates.
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

The key actuarial assumptions are principally loss development factors and expected loss ratios.  The selected loss development factors are based on a combination of the Company’s historical loss experience and title industry loss experience.  Expected loss ratios are estimated for each policy year based on the Company’s own experience and title industry loss ratios.  When updated data is incorporated into the actuarial models, the resulting loss development factors and expected loss ratios will likely change from the prior values.  Changes in these values from 2013 through 2015 have been the result of actual Company and industry experience during the calendar year in addition to changes in assumptions for 2013.
If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased three loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2015 would be as follows:

Increase in Loss Ratio of three percentage points	$(2,227,000)
Decrease in Loss Ratio of three percentage points	$2,227,000

Company management believes that using a sensitivity of three loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the Company’s reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2015.  The ultimate settlement of claims will likely vary from the reserve estimates included in the Company’s Consolidated Financial Statements.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a material adverse effect on the Company’s financial position or operating results.
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
Generally, the Company’s premium revenues from certain agency operations include accruals based on estimates.  These accruals estimate unreported agency premiums related to transactions which have settled as of the balance sheet date.  Accruals for premiums from certain agencies are necessary because of the lag between policy effective dates and the reporting of these transactions to the Company by the agents.  The current lag time used in the Company’s estimates typically ranges between 0 and 180 days after the policy effective date, with the majority of agencies reporting within 60 to 90 days.  The lag time is reviewed periodically to monitor accruals. To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the policy effective date and the date the policies are reported.  From time to time, the Company adjusts the inputs to the calculation of these estimates as agents report transactions and information on more current trends becomes available.  In addition to estimating revenues, the Company also estimates and accrues agent commissions, claims provisions, premium taxes, income taxes, and other expenses associated with the estimated revenues which have been accrued. The Company reflects any adjustments to the accruals in the result of operations in the period in which new information becomes available.
Quarterly, the Company evaluates the collectability of receivables. Premiums not collected within 7 months are fully reserved. Write-offs of receivables have not been material to the Company.
Valuation and Impairment of Investments in Securities
Securities held principally for resale in the near term are classified as trading securities and recorded at fair value.  Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading or held-to-maturity are classified as available-for-sale and reported at estimated fair value with unrealized gains and losses, net of tax, adjusted for other-than-temporary declines in estimated fair value, reported as accumulated other comprehensive income. As of December 31, 2015 and 2014, all of the Company’s invested securities were classified as available-for-sale.  Realized gains and losses on the sale of investments are determined using the specific identification method.

Securities are regularly evaluated and reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in estimated fair value is other-than-temporary.  When, in the opinion of management, a decline in the estimated fair value of an investment is considered to be other-than-temporary, such investment is written down to its estimated fair value.  Some factors considered in evaluating whether or not a decline in estimated fair value is other-than-temporary include, but are not limited to:

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
These factors are reviewed quarterly and any material degradation in the prospect for recovery will be considered in the other-than-temporary impairment analysis.  Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss.  The fair values of the majority of the Company’s investments are based on quoted market prices from independent pricing services.   See Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about the Company’s valuation techniques.
Deferred Taxes
The Company recorded net deferred tax liabilities at December 31, 2015 and 2014.  The deferred tax liabilities recorded during both periods primarily relates to net unrealized gains on investments and recorded reserves for claims, net of statutory premium reserves.   See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the Company’s deferred taxes.

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

Results of Operations
The following table presents certain income statement data for the years ended December 31, 2015, 2014 and 2013:

For the Years Ended December 31,	2015	2014	2013
Revenues:
Net premiums written	$112,475,686	$109,963,556	$113,886,266
Investment income – interest and dividends	4,531,319	4,259,501	3,894,608
Net realized (loss) gain on investments	(116,163)	268,294	195,800
Other	10,309,230	8,627,935	8,274,823
Total Revenues	127,200,072	123,119,286	126,251,497

Operating Expenses:
Commissions to agents	62,174,301	65,632,353	67,150,810
Provision (benefit) for claims	4,478,494	5,229,716	(571,596)
Salaries, employee benefits and payroll taxes	28,041,213	25,218,225	25,386,511
Office occupancy and operations	5,885,336	5,049,962	4,430,220
Business development	2,373,270	2,333,491	2,145,639
Filing fees, franchise and local taxes	732,985	817,909	681,935
Premium and retaliatory taxes	2,161,571	1,851,767	2,558,227
Professional and contract labor fees	2,691,411	2,676,483	2,171,606
Other	884,438	820,882	755,407
Total Operating Expenses	109,423,019	109,630,788	104,708,759

Income before Income Taxes	17,777,053	13,488,498	21,542,738

Provision for Income Taxes	5,228,000	3,816,000	6,746,000

Net Income Attributable to the Company	$12,533,905	$9,648,975	$14,708,210

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

	2015	%	2014	%	2013	%
Title Insurance	$117,281,588	95.5%	$113,592,742	95.8%	$117,522,872	96.2%
All Other	5,503,328	4.5%	4,998,749	4.2%	4,638,217	3.8%
Total	$122,784,916	100.0%	$118,591,491	100.0%	$122,161,089	100.0%
Title Insurance
Net Premiums and Title Orders: Net premiums written increased 2.3% in 2015 to $112,475,686 compared with $109,963,556 in 2014, and decreased 3.4% in 2014 compared with $113,886,266 in 2013.  The volume of title orders increased 3.7% in 2015 to 211,200 compared with 203,657 in 2014, and decreased 15.4% in 2014 compared with 240,639 in 2013. The 2015 increase in net premiums and title orders versus the prior year is primarily attributable to an increase in the level of both purchase and refinance transactions. The 2014 decrease in net premiums and title orders versus the prior year is primarily attributable to a decline in the number of refinance transactions. Premiums written may not move proportionally with the level of title orders due to the mix of refinance and purchase transactions as well as the mix of premiums written by state, as rates vary by state. Refinance transactions typically have lower premium rates than purchase transactions.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies.  Following is a breakdown of premiums generated by branch and agency operations for the years ended December 31:

	2015	%	2014	%	2013	%
Home and Branch	$28,400,531	25.3%	$24,057,032	21.9%	$24,811,602	21.8%
Agency	84,075,155	74.7%	85,906,524	78.1%	89,074,664	78.2%
Total	$112,475,686	100.0%	$109,963,556	100.0%	$113,886,266	100.0%
Home and Branch Office Net Premiums: In the Company’s home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations increased 18.1% in 2015 to $28,400,531 compared with $24,057,032 in 2014, and decreased 3.0% in 2014 compared with $24,811,602 in 2013.  The increase in 2015 net premiums was primarily attributable to increases in both refinance and purchase activity. Refinance activity increased as mortgage interest rates were lower from prior year levels. Premiums from purchase transactions increased as well, due to both increased volume from favorable interest rates and overall economic conditions, and increases in average home prices. The decrease in 2014 net premiums for home and branch operations primarily reflects a decrease in refinance transactions, partially offset by an increase in purchase transactions. All of the Company’s home office operations and the majority of branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina title insurance policies.
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
Agency net premiums written decreased 2.1% in 2015 to $84,075,155 compared with $85,906,524 in 2014, and decreased 3.6% in 2014 compared with $89,074,664 in 2013.  The decrease in 2015 agency premiums was primarily attributable to a decrease in the amount of premiums written by one agent in the Texas market due to reductions in unreported agency premiums and lower levels of purchase transactions, partially offset by increases in most states in which the Company operates attributable to higher average real estate prices and higher levels of real estate activity. The decrease in 2014 agency net premiums written compared with 2013 was primarily attributable to a decrease in the number of refinance transactions, partially offset by purchase transactions.
Agency Relationship: The Company receives a significant percentage of its net premiums written from a single title agent, which was recently acquired by another title insurer. Net premiums written by such agent are for title insurance policies written in Texas. For further details, refer to Note 11 to the Notes to Consolidated Financial Statements herein.

Following is a schedule of net premiums written in select states where the Company’s two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

State	2015	2014	2013
North Carolina	36,921,195	31,264,486	31,274,229
Texas	25,211,496	40,139,495	30,618,661
South Carolina	11,327,702	8,462,014	13,059,982
Georgia	7,682,820	4,335,216	2,738,214
Virginia	5,706,769	4,821,900	5,114,937
Michigan	4,631,176	3,673,649	5,254,631
All Others	21,175,592	17,368,821	26,030,803
Premiums Written	112,656,750	110,065,581	114,091,457
Reinsurance Assumed	33,603	37,992	6,291
Reinsurance Ceded	(214,667)	(140,017)	(211,482)
Net Premiums Written	$112,475,686	$109,963,556	$113,886,266

Other Revenues
Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $10,309,230, $8,627,935 and $8,274,823 in 2015, 2014 and 2013, respectively.  Other revenues increased in 2015 compared with 2014 primarily due to increases in earnings of unconsolidated affiliates, title fees and exchange services income, partially offset by a decline in trust and investment management services. Other revenues increased in 2014 compared with 2013 primarily due to increases in management services income, exchange services income, earnings of unconsolidated affiliates and trust and investment management services, partially offset by a decrease in fee income.

Investment-Related Revenues
Investment income and realized gains and losses from investments are included in investment-related revenues.

Investment Income
The Company derives a substantial portion of its income from investments in municipal and corporate bonds and equity securities. The Company's title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns.  The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders.  Bonds totaling approximately $7,159,000 and $7,060,000 at December 31, 2015 and 2014, respectively, are deposited with the insurance departments of the states in which business is conducted.

In formulating its investment strategy, the Company has emphasized after-tax income and principal preservation.  The Company’s investments are primarily in bonds and, to a lesser extent, equity securities.  The effective maturity of the majority of the bonds is within 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

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
Investment income was $4,531,319 in 2015 compared with $4,259,501 in 2014 and $3,894,608 in 2013.  The increase in investment income in 2015 compared with 2014 was primarily due to higher levels of interest and dividends earned in conjunction with a higher average portfolio balance for both fixed maturities and equity securities during the current year. The increase in investment income in 2014 compared with 2013 was primarily due to higher levels of interest and dividends earned coupled with a larger portfolio of both fixed maturities and equity securities. See Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.

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
The net realized (loss) gain on investments was $(116,163) for 2015 compared with $268,294 for 2014 and $195,800 for 2013. The net realized (loss) gain on investments included impairment charges of $984,128, $24,604, and $34,070 on certain investments and other assets that were deemed to be other-than temporarily-impaired in 2015, 2014 and 2013, respectively, offset by a net realized gain on the sales of investments and other assets of $867,965, $292,898 and $229,870 in 2015, 2014, and 2013, respectively. Management believes unrealized losses on remaining fixed income and equity securities at December 31, 2015 are temporary in nature.

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

Expenses
The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, provision for claims and office occupancy and operations.  Operating Expenses decreased 0.2% in 2015 compared with 2014 primarily due to decreases in commissions to agents and the provision for claims, partially offset by increases in salaries, employee benefits and payroll taxes and office occupancy and operations. Operating expenses increased 4.7% in 2014 compared with 2013 primarily due to an increase in the provision for claims, partially offset by a decline in commissions to agents.
On a combined basis, the after-tax profit margins were 9.9%, 7.8% and 11.6% in 2015, 2014 and 2013, respectively.  The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.
Following is a summary of the Company’s operating expenses for 2015, 2014 and 2013. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

	2015	%	2014	%	2013	%
Title Insurance	$102,895,701	94.0%	$103,850,090	94.7%	$98,521,919	94.1%
All Other	6,527,318	6.0%	5,780,698	5.3%	6,186,840	5.9%
Total	$109,423,019	100.0%	$109,630,788	100.0%	$104,708,759	100.0%
Total Company
Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $28,041,213, $25,218,225 and $25,386,511 for 2015, 2014 and 2013, respectively.  Salaries and related costs increased by approximately 11.2% in 2015 from 2014 and decreased 0.7% in 2014 from 2013.  The increase in 2015 compared with 2014 was primarily related to normal inflationary increases in compensation and benefit costs, higher staffing levels to support ongoing software development activities and higher levels of incentive compensation. The decrease in 2014 compared with 2013 primarily relates to a reduction in incentive compensation, partially offset by an increase in salaries. On a consolidated basis, salaries and employee benefits as a percentage of total revenues were 22.0%, 20.5% and 20.1% in 2015, 2014 and 2013, respectively.
Office Occupancy and Operations: Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Overall office occupancy and operations expenses were $5,885,336, $5,049,962 and $4,430,220 for 2015, 2014 and 2013, respectively. As a percentage of total revenues, office occupancy and operations expenses were 4.6%, 4.1% and 3.5% for 2015, 2014 and 2013, respectively.  The dollar increase in office occupancy and operations expense in 2015 compared with 2014 was primarily related to increases in depreciation, maintenance and telecommunications. The dollar increase in office occupancy and operations expense in 2014 compared with 2013 was primarily related to increases in hardware upgrade projects, depreciation, and office rent and utilities.
Business Development:  Business development expenses primarily include marketing and travel-related expenses. Business development expenses increased to $2,373,270 in 2015 compared with $2,333,491 in 2014 and $2,145,639 in 2013, primarily due to increases in travel and marketing expenses.
Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes and local taxes. Filing fees, franchise and local tax expenses were $732,985 in 2015 compared with $817,909 in 2014 and $681,935 in 2013.

Professional and Contract Labor Fees: Professional and contract labor fees were $2,691,411 in 2015 compared with $2,676,483 in 2014 and $2,171,606 in 2013.  Professional and contract labor fees remained virtually unchanged for 2015 compared with 2014. The increase in 2014 compared with 2013 primarily related to increases in consulting fees associated with the Company's ongoing software initiatives.
Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate with transaction volume of the title segment and the trust division. Other expenses increased to $884,438 in 2015, compared with $820,882 in 2014 and $755,407 in 2013.
Title Insurance
Profit Margin:  The Company’s title insurance after-tax profit margin varies according to a number of factors, including the volume and type of real estate activity.  Profit margins for the title insurance segment were 10.9%, 8.5% and 13.0% in 2015, 2014 and 2013, respectively. The increase in after-tax profit margin in 2015 compared with 2014 is primarily related to an increase in premiums written, lower commissions expense and provision for claims, partially offset by an increase in salaries, employee benefits and payroll taxes. The decrease in after-tax profit margin in 2014 compared with 2013 is primarily related to a higher provision for claims.
Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  In 2015, commissions to agents decreased 5.3% to $62,174,301 compared with $65,632,353 in 2014, and decreased 2.3% in 2014 compared with $67,150,810 in 2013.  Commission expense as a percentage of net premiums written by agents was 74.0%, 76.4% and 75.4% in 2015, 2014 and 2013, respectively.  Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.
Provision (Benefit) for Claims: The provision (benefit) for claims as a percentage of net premiums written was 4.0%, 4.8% and (0.5%) in 2015, 2014 and 2013, respectively.  The decrease in 2015 compared with 2014 was primarily attributable to fewer new claim filings and favorable claims experience. The increase in 2014 compared with 2013 was primarily due to a change in estimate that occurred during 2013 related to changes in certain actuarial assumptions stemming from improved claims experience in recent policy years. A more detailed discussion related to the change in actuarial assumptions can be found in the Critical Accounting Estimates and Policies section of this Management’s Discussion and Analysis. The Company continues to benefit from the absence of large claims related to defalcations in recent policy years.
The decrease in the loss provision rate in 2015 from the 2014 level resulted in approximately $871,000 less in reserves than would have been recorded at the higher 2014 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.
Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $3,367,494, $3,912,716 and $3,146,404 in 2015, 2014 and 2013, respectively.
Reserves for Claims:  At December 31, 2015, the total reserve for claims was $37,788,000.  Of that total, approximately $5,066,000 was reserved for specific claims, and approximately $32,722,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.
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
Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium and retaliatory tax rates vary from state to state; accordingly, the total premium and retaliatory tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.9%, 1.7% and 2.2% in 2015, 2014 and 2013, respectively.

Income Taxes
The provision for income taxes was $5,228,000, $3,816,000 and $6,746,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  Income tax expense as a percentage of earnings before income taxes was 29.4%, 28.3% and 31.3%, for the years ended December 31, 2015, 2014 and 2013, respectively.  The increase in the effective rate in 2015 compared with 2014 was primarily due to a lower proportion of tax-exempt to taxable income. The decrease in the effective rate in 2014 compared with 2013 was primarily due to a higher proportion of tax-exempt to taxable income.  The effective income tax rate for 2015, 2014 and 2013 was below the U.S. federal statutory income tax rate (34%), primarily due to the effect of tax-exempt income.
The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through December 31, 2015 will be realized.  However, this judgment could be impacted by further market fluctuations.  Information regarding the components of income tax expense and the items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the accompanying Consolidated Financial Statements.

Net Income Attributable to the Company
The Company reported net income attributable to the Company of $12,533,905, $9,648,975 and $14,708,210, or $6.30, $4.74 and $7.08 per share on a diluted basis in 2015, 2014 and 2013, respectively.  Net income attributable to the Company in 2015 increased in 2015 compared with 2014 primarily due to a 3.3% increase in total revenues, while operating expenses remained virtually flat. The increase in revenues was attributable to a 2.3% increase in net premiums written due to higher levels of purchase and refinance activity and a 19.5% increase in other income attributable to an increase in earnings from unconsolidated affiliates, title fees and exchange services income, partially offset by a decline in trust and investment management services. The slight decrease in operating expenses was primarily attributable to a 5.3% decrease in commissions due to a favorable mix of direct business and a 14.4% decrease in the provision for claims related to fewer new claims filings and favorable claims experience, partially offset by an 11.2% increase in payroll expenses due to normal inflationary increases in wages and benefits, higher staffing level needs to support ongoing software development activities and higher levels of incentive compensation. Net income attributable to the Company declined in 2014 compared with 2013 primarily due to an increase in operating expenses of 4.7% and a decrease in premiums written of 3.4%. Operating expenses increased primarily as a result of a reduction in the reserves for claims in the prior year period. The prior period reduction reflected a change in estimate related to certain actuarial assumptions stemming from improved claims experience in recent policy years. Office and occupancy expenses, as well as professional fees and contract labor, also increased largely as a result of long-term software development initiatives. The 2014 decrease in premiums written compared with 2013 primarily related to a decline in refinance transactions.

Liquidity and Capital Resources
The Company’s current cash requirements include general operating expenses, income taxes, capital expenditures, dividends on its common stock and repurchases of its commons stock. Cash flows from operations have historically been the primary source of financing for expanding operations, whether through organic growth or outside investments.
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
Cash Flows: Net cash flows provided by operating activities were $16,889,631, $9,683,980 and $15,304,485 for 2015, 2014 and 2013, respectively.  Cash flows from operating activities increased in 2015 from 2014 due to the timing of payable disbursements and an increase in net income, partially offset by an increase in other assets. Cash flows from operating activities decreased from 2013 to 2014 due to the timing of payable disbursements, declines in net income and deferred tax expense, and an increase in claim payments, partially offset by an increase in the provision for claims.
Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends.  In 2015, the Company had a lower level of investment purchase activity, a higher level of proceeds from the sales and maturities of investments, and a higher level of common stock repurchases compared with 2014. In 2014, the Company had a higher level of investment purchase activity, a comparable level of proceeds from sales and maturities of investments, and a lower level of common stock repurchases compared with 2013.

The Company maintains a high degree of liquidity within its investment portfolio, classified as available for sale, in the form of cash, short-term investments, and other readily marketable securities.  As of December 31, 2015, the Company held cash and cash equivalents of $21,790,068, short-term investments of $6,865,406, fixed maturity securities of $106,066,384 and equity securities of $37,513,464. The net effect of all activities on total cash and cash equivalents was an increase of $5,963,553 for 2015, a decrease of $7,800,246 for 2014, and an increase of $2,816,743 for 2013.
Capital Resources: The amount of capital resources the Company maintains is influenced by state regulation, the need to maintain superior financial ratings from third party rating agencies and other marketing and operational considerations.
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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of December 31, 2015, both ITIC and NTIIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

As of December 31, 2015, approximately $89,489,000 of the consolidated stockholders’ equity represented net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior approval from the respective state insurance department.  These regulations require prior regulatory approval of the payment of dividends and other intercompany transfers.  The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s current operating needs.
During 2016, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $14,352,000.
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

A strong financial position provides necessary flexibility to fund potential acquisition activity, to invest in the Company's core business, and to minimize the financial impact of potential adverse developments. Adverse developments that generally require additional capital include adverse financial results, changes in statutory accounting requirements by regulators, reserve charges, investment losses or costs incurred to adapt to a changing regulatory environment, including costs related to emerging CFPB regulation of the real estate industry.

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

Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company has purchased 75,665 shares in the twelve months ended December 31, 2015, 15,372 shares in the twelve months ended December 31, 2014, and 56,223 shares in the twelve months ended December 31, 2013 at an average per share price of $72.48, $68.68 and $75.81, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.
Capital Expenditures: Capital expenditures were approximately $2,743,000, $2,017,000 and $1,424,000 during 2015, 2014 and 2013, respectively. The increases in capital expenditures for 2015 and 2014 compared with 2013 primarily relates to capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases that are anticipated to be funded via cash flows from operations.  All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks.  Cash held by the Company for these purposes was approximately $20,510,000 and $18,674,000 as of December 31, 2015 and 2014, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $171,010,000 and $82,477,000 as of December 31, 2015 and 2014, respectively.  These exchange deposits are held at third-party financial institutions.  These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income.  The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

External assets under management by the Investors Trust Company totaled approximately $440,000,000 for the years ended December 31, 2015 and 2014.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.

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

The following table summarizes the Company’s future estimated cash payments under existing contractual obligations at December 31, 2015, including, payments due by period:

		Payments due by period
Contractual Obligations Including Off-Balance Sheet Arrangements	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,627,005	$658,060	$684,854	$202,694	$81,397
Reserves for claims	37,788,000	6,310,596	10,580,640	7,179,720	13,717,044
Other obligations	1,877,477	1,252,338	501,389	123,750	—
Obligations under executive employment plans and agreements	8,274,156	361,662	184,809	42,205	7,685,480
Total	$49,566,638	$8,582,656	$11,951,692	$7,548,369	$21,483,921

As of December 31, 2015, the Company had claims reserves totaling $37,788,000. The amounts and timing of these obligations are estimated and not set contractually. Nonetheless, based on historical insurance claims experience, the Company anticipates the payments shown in the Contractual Obligations table. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

Recently Issued Accounting Standards
In February 2016, the FASB updated guidance to improve financial reporting for leasing transactions.  The core principle of the guidance is that lessees will be required to recognize assets and liabilities on the balance sheet for all leases with terms of more than 12 months. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from current GAAP, with some targeted improvements. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, both lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments of this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, and is currently uncertain as to whether it will have a material effect.

In January 2016, the FASB updated guidance to enhance the reporting model for financial instruments.  Among the main principles of the guidance applicable to the Company are provisions to require equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, noting that when a qualitative assessment indicates that impairment exists that an entity is required to measure the investment at fair value; eliminate the requirement to disclose methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost; require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and financial liabilities by measuring category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  The amendments of this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company will be required to apply the amendments of this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with the amendments related to equity securities without readily determinable fair values being applied prospectively to equity investments that exist as of the date of adoption.  The guidance is expected to have a material impact on the Company’s financial condition and results of operations once effective, primarily resulting from fluctuations in security exchanges or markets.

In February 2015, the FASB updated guidance to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and provide a scope exception from consolidation guidance for reporting entities that are required to comply with or operate in accordance with certain requirements similar to those for registered money market funds. For public entities, this update becomes effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

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
There were no material changes in the Company’s market risk or market strategy during the year ended December 31, 2015.
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
Interest Rate Risk
Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the Company’s investments in interest-sensitive debt securities. These securities are primarily fixed-rate municipal bonds and corporate bonds. The Company typically does not purchase such securities for trading purposes. At December 31, 2015, the Company had approximately $106.1 million in fixed maturities. The Company manages the interest rate risk inherent in its assets by monitoring its liquidity needs and by targeting a specific range for the portfolio’s duration or weighted average maturity.
To determine the potential effect of interest rate risk on interest-sensitive assets, the Company calculates the effect of a 100 basis point shock in prevailing interest rates (“rate shock”) on the fair market value of these securities considering stated interest rates and time to maturity. Based upon the information and assumptions the Company uses in its calculation, management estimates that a 100 basis point increase in prevailing interest rates would decrease the net fair market value of its fixed-rate debt securities by approximately $5.4 million. The selection of a 100 basis point increase in prevailing interest rates should not be construed as a prediction by the Company’s management of future market events, but rather, to illustrate the potential impact of such an event. To the extent that actual results differ from the assumptions utilized, the Company’s rate shock measures could be significantly impacted. Additionally, the Company’s calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of nonparallel changes in the term structure of interest rates and/or large changes in interest rates.
Equity Price Risk
 The Company also holds investments in marketable equity securities, which exposes it to market volatility, as discussed in Note 3 to the accompanying Consolidated Financial Statements. The sensitivity analysis presented does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions the Company may take to mitigate its exposure. Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular common stock or stock index. The Company had approximately $37.5 million in equity securities at December 31, 2015. Equity price risk is addressed in part by varying the specific allocation of equity investments over time pursuant to management’s assessment of market and business conditions and ongoing liquidity needs analysis. The Company’s equity exposure is a decline in market prices. Based upon the information and assumptions the Company used in its calculation, management estimates that an immediate decrease in market prices of 10% would decrease the net fair value of the Company’s assets identified above by approximately $3.8 million in 2015.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement schedules meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

Selected Quarterly Financial Data (unaudited)

2015	March 31	June 30	September 30	December 31
Net premiums written	$24,962,041	$30,464,581	$30,945,532	$26,103,532
Net income	1,726,124	4,120,497	4,495,498	2,206,934
Net income attributable to the Company	1,726,124	4,120,497	4,490,962	2,196,322
Basic earnings per common share	0.86	2.06	2.28	1.13
Diluted earnings per common share	0.86	2.05	2.28	1.12

2014	March 31	June 30	September 30	December 31
Net premiums written	$24,909,252	$29,849,853	$26,356,835	$28,847,616
Net income	985,515	3,398,044	2,594,490	2,694,449
Net income attributable to the Company	986,438	3,373,598	2,594,490	2,694,449
Basic earnings per common share	0.48	1.66	1.28	1.33
Diluted earnings per common share	0.48	1.65	1.28	1.33

2013	March 31	June 30	September 30	December 31
Net premiums written	$23,925,997	$30,429,761	$30,431,560	$29,098,948
Net income	3,386,418	4,024,050	5,543,523	1,842,747
Net income attributable to the Company	3,376,730	4,005,675	5,515,798	1,810,007
Basic earnings per common share	1.65	1.94	2.67	0.88
Diluted earnings per common share	1.62	1.92	2.66	0.88

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Investors Title Company
Chapel Hill, North Carolina

We have audited the accompanying consolidated balance sheets of Investors Title Company and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2016, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

High Point, North Carolina
March 11, 2016

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Investors Title Company and Subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f). The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Investors Title Company
Chapel Hill, North Carolina

We have audited Investors Title Company’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

To the Board of Directors and Stockholders
Investors Title Company
March 11, 2016

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015, and our report dated March 11, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

High Point, North Carolina
March 11, 2016

Investors Title Company and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2015	2014
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015: $102,015,826; 2014: $104,421,050)	$106,066,384	$109,048,290
Equity securities, available-for-sale, at fair value (cost: 2015: $23,855,873; 2014: $24,128,753)	37,513,464	39,254,981
Short-term investments	6,865,406	2,576,993
Other investments	10,106,828	8,530,929
Total investments	160,552,082	159,411,193

Cash and cash equivalents	21,790,068	15,826,515
Premium and fees receivable	8,392,697	8,544,183
Accrued interest and dividends	1,004,126	1,063,837
Prepaid expenses and other assets	12,634,105	7,732,677
Property, net	7,148,951	5,460,805
Total Assets	$211,522,029	$198,039,210

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$37,788,000	$36,677,000
Accounts payable and accrued liabilities	25,043,588	18,290,819
Current income taxes payable	210,355	92,192
Deferred income taxes, net	5,703,006	5,415,493
Total liabilities	68,744,949	60,475,504

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000,000 authorized shares; 1,949,797 and 2,023,270 shares issued and outstanding 2015 and 2014, respectively, excluding 291,676 shares for 2015 and 2014 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	131,186,866	124,707,196
Accumulated other comprehensive income	11,483,015	12,856,509
Total stockholders’ equity attributable to the Company	142,669,882	137,563,706
Noncontrolling interests	107,198	—
Total stockholders’ equity	$142,777,080	$137,563,706
Total Liabilities and Stockholders’ Equity	$211,522,029	$198,039,210

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income

For the Years Ended December 31,	2015	2014	2013
Revenues:
Net premiums written	$112,475,686	$109,963,556	$113,886,266
Investment income – interest and dividends	4,531,319	4,259,501	3,894,608
Net realized (loss) gain on investments	(116,163)	268,294	195,800
Other	10,309,230	8,627,935	8,274,823
Total Revenues	127,200,072	123,119,286	126,251,497

Operating Expenses:
Commissions to agents	62,174,301	65,632,353	67,150,810
Provision (benefit) for claims	4,478,494	5,229,716	(571,596)
Salaries, employee benefits and payroll taxes	28,041,213	25,218,225	25,386,511
Office occupancy and operations	5,885,336	5,049,962	4,430,220
Business development	2,373,270	2,333,491	2,145,639
Filing fees, franchise and local taxes	732,985	817,909	681,935
Premium and retaliatory taxes	2,161,571	1,851,767	2,558,227
Professional and contract labor fees	2,691,411	2,676,483	2,171,606
Other	884,438	820,882	755,407
Total Operating Expenses	109,423,019	109,630,788	104,708,759

Income before Income Taxes	17,777,053	13,488,498	21,542,738

Provision for Income Taxes	5,228,000	3,816,000	6,746,000

Net Income	12,549,053	9,672,498	14,796,738

Net Income Attributable to Noncontrolling Interests	(15,148)	(23,523)	(88,528)

Net Income Attributable to the Company	$12,533,905	$9,648,975	$14,708,210

Basic Earnings per Common Share	$6.32	$4.75	$7.15

Weighted Average Shares Outstanding – Basic	1,984,360	2,031,760	2,056,169

Diluted Earnings per Common Share	$6.30	$4.74	$7.08

Weighted Average Shares Outstanding – Diluted	1,989,799	2,037,534	2,076,628

Cash Dividends Paid per Common Share	$0.40	$0.32	$0.32

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income

For the Years Ended December 31,	2015	2014	2013
Net income	$12,549,053	$9,672,498	$14,796,738
Other comprehensive (loss) income, before tax:
Amortization (accretion) related to prior year service cost	4,390	2,217	(1,518)
Amortization of unrecognized loss	3,514	—	6,293
Accumulated postretirement (benefit) provision obligation adjustment	(63,566)	(47,121)	77,213
Unrealized (losses) gains on investments arising during the period	(2,077,542)	2,848,256	3,959,623
Reclassification adjustment for sale of securities included in net income	(718,837)	(518,279)	(229,869)
Reclassification adjustment for write-down of securities included in net income	751,059	14,542	34,070
Other comprehensive (loss) income, before tax	(2,100,982)	2,299,615	3,845,812
Income tax (benefit) expense related to postretirement health benefits	(18,924)	(15,269)	27,887
Income tax (benefit) expense related to unrealized (losses) gains on investments arising during the year	(722,226)	974,145	1,354,439
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(245,200)	(173,403)	(78,622)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	258,862	5,037	13,134
Net income tax (benefit) expense on other comprehensive (loss) income	(727,488)	790,510	1,316,838
Other comprehensive (loss) income	(1,373,494)	1,509,105	2,528,974
Comprehensive Income	$11,175,559	$11,181,603	$17,325,712
Less: Comprehensive income attributable to noncontrolling interests	(15,148)	(23,523)	(88,528)
Comprehensive Income Attributable to the Company	$11,160,411	$11,158,080	$17,237,184

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2013	2,043,359	$1	$105,820,459	$8,818,430	$—	$114,638,890
Net income attributable to the Company			14,708,210			14,708,210
Dividends ($0.32 per share)			(657,914)			(657,914)
Shares of common stock repurchased and retired	(56,223)		(4,262,260)			(4,262,260)
Stock options and stock appreciation rights exercised	49,999		75,797			75,797
Share-based compensation expense			83,852			83,852
Amortization related to postretirement health benefits				3,140		3,140
Accumulated postretirement benefit obligation adjustment				50,961		50,961
Net unrealized gain on investments				2,474,873		2,474,873
Income tax benefit from share-based compensation			946,605			946,605
Balance, December 31, 2013	2,037,135	$1	$116,714,749	$11,347,404	$—	$128,062,154
Net income attributable to the Company			9,648,975			9,648,975
Dividends ($0.32 per share)			(650,433)			(650,433)
Shares of common stock repurchased and retired	(15,372)		(1,055,765)			(1,055,765)
Stock options and stock appreciation rights exercised	1,507		27,100			27,100
Share-based compensation expense			120,891			120,891
Amortization related to postretirement health benefits				1,465		1,465
Accumulated postretirement benefit obligation adjustment				(31,100)		(31,100)
Net unrealized gain on investments				1,538,740		1,538,740
Purchase of redeemable noncontrolling interest of subsidiary			(114,320)			(114,320)
Income tax benefit from share-based compensation			15,999			15,999
Balance, December 31, 2014	2,023,270	$1	$124,707,196	$12,856,509	$—	$137,563,706
Net income attributable to the Company			12,533,905			12,533,905
Dividends ($0.40 per share)			(789,907)			(789,907)
Shares of common stock repurchased and retired	(75,665)		(5,483,953)			(5,483,953)
Stock options and stock appreciation rights exercised	2,192		54,988			54,988
Share-based compensation expense			137,762			137,762
Amortization related to postretirement health benefits				5,216		5,216
Accumulated postretirement benefit obligation adjustment				(41,954)		(41,954)
Net unrealized loss on investments				(1,336,756)		(1,336,756)
Net effect changes of ownership					127,050	127,050
Subsidiary return of capital					(35,000)	(35,000)
Net income attributable to noncontrolling interests					15,148	15,148
Income tax benefit from share-based compensation			26,875			26,875
Balance, December 31, 2015	1,949,797	$1	$131,186,866	$11,483,015	$107,198	$142,777,080

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows

For the Years Ended December 31,	2015	2014	2013
Operating Activities
Net income	$12,549,053	$9,672,498	$14,796,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,105,839	833,104	669,727
Amortization, net	728,510	630,782	507,111
Amortization related to postretirement benefits obligation	7,904	2,217	4,765
Share-based compensation expense related to stock options	137,762	120,891	83,852
Net (gain) loss on disposals of property	(24,867)	24,608	7,831
Net realized loss (gain) on investments	116,163	(268,294)	(195,800)
Net earnings from other investments	(2,002,276)	(1,450,980)	(1,257,266)
Provision (benefit) for claims	4,478,494	5,229,716	(571,596)
Provision for deferred income taxes	1,015,000	611,000	1,804,000
Changes in assets and liabilities:
Decrease in receivables	217,594	206,041	2,287,489
Increase in other assets	(4,879,418)	(393,359)	(2,906,224)
Decrease (increase) in current income taxes recoverable	—	366,772	(366,772)
Increase (decrease) in accounts payable and accrued liabilities	6,689,204	(2,080,492)	4,923,858
Increase (decrease) in current income taxes payable	118,163	92,192	(1,336,824)
Payments of claims, net of recoveries	(3,367,494)	(3,912,716)	(3,146,404)
Net cash provided by operating activities	16,889,631	9,683,980	15,304,485

Investing Activities
Purchases of available-for-sale securities	(20,164,353)	(30,899,452)	(23,466,037)
Purchases of short-term securities	(4,593,240)	(911,188)	(2,638,908)
Purchases of other investments	(3,717,978)	(1,689,950)	(1,369,210)
Investment in/purchase of subsidiary	(72,600)	—	—
Proceeds from sales and maturities of available-for-sale securities	22,151,408	12,472,817	9,892,634
Proceeds from sales and maturities of short-term securities	304,827	6,260,568	8,280,183
Proceeds from sales and distributions of other investments	3,911,286	1,584,337	2,107,675
Proceeds from sales of other assets	149,128	38,052	40,366
Purchase of redeemable noncontrolling interest of subsidiary	—	(515,275)	—
Purchases of property, equipment and software	(2,742,619)	(2,017,379)	(1,424,108)
Proceeds from disposals of property	75,060	24,400	24,335
Net cash used in investing activities	(4,699,081)	(15,653,070)	(8,553,070)

Financing Activities
Repurchases of common stock	(5,483,953)	(1,055,765)	(4,262,260)
Exercise of options	54,988	27,100	75,797
Distribution to noncontrolling interest	—	(168,057)	(36,900)
Subsidiary return of capital	(35,000)	—	—
Excess tax benefits related to exercise of stock options and SARs	26,875	15,999	946,605
Dividends paid	(789,907)	(650,433)	(657,914)
Net cash used in financing activities	(6,226,997)	(1,831,156)	(3,934,672)

Net Increase (Decrease) in Cash and Cash Equivalents	5,963,553	(7,800,246)	2,816,743
Cash and Cash Equivalents, Beginning of Period	15,826,515	23,626,761	20,810,018
Cash and Cash Equivalents, End of Period	$21,790,068	$15,826,515	$23,626,761

Consolidated Statements of Cash Flows, continued
	2015	2014	2013
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$4,658,000	$2,744,100	$5,724,000
Non Cash Investing and Financing Activities
Non cash net unrealized loss (gain) on investments, net of deferred tax benefit (provision) of $708,564, $(805,779) and $(1,288,951) for 2015, 2014 and 2013, respectively	$1,336,756	$(1,538,740)	$(2,474,873)
Adjustments to postretirement benefits obligation, net of deferred tax benefit (provision) of $21,612, $16,021 and $(26,252) for 2015, 2014 and 2013, respectively	$41,954	$31,100	$(50,961)

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
Principles of Consolidation and Basis of Presentation – The accompanying Consolidated Financial Statements include the accounts and operations of Investors Title Company and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).   Earnings attributable to noncontrolling interests in majority-owned insurance agencies, including redeemable noncontrolling interests, are recorded in the Consolidated Statements of Income. Noncontrolling interests representing the portion of equity not related to the Company's ownership interests are recorded in separate sections of the Consolidated Balance Sheets. All intercompany balances and transactions have been eliminated in consolidation.
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
Investments in Securities
Securities for which the Company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums or accretion of discounts, and other-than-temporary declines in fair value. Securities held principally for resale in the near term are classified as trading securities and recorded at fair values. Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax and adjusted for other-than-temporary declines in fair value, reported as accumulated other comprehensive income. As of December 31, 2015 and 2014, all investments in securities are classified as available-for-sale. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Fair values of the majority of investments are based on quoted market prices. Realized gains and losses are determined on the specific identification method.  Refer to Note 3 for further information regarding investments in securities and fair value.
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

Other Investments
Other investments consist primarily of investments in title insurance agencies structured as limited liability companies (“LLCs”), which are accounted for under the equity or cost methods of accounting. The aggregate cost of the Company’s cost method investments totaled $3,572,914 and $2,423,408 at December 31, 2015 and 2014, respectively. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.
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
Reserves for Claims
Total reserves for all reported and unreported losses the Company incurred through December 31, 2015 are represented by the reserves for claims. The Company’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2015.  The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.
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
Fair Values of Financial Instruments
The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, short-term investments, premium and fees receivable, accrued interest and dividends, accounts payable, commissions payable, reinsurance payable and current income taxes recoverable/payable approximate fair value due to the short-term nature of these assets and liabilities.  Estimated fair values for the majority of investment securities are based on quoted market prices.  Auction rate securities (“ARS”) are valued using discounted cash flow models to determine the estimated fair value of these investments.  Some of the inputs for determining the fair value of ARS are unobservable in the securities markets and are significant.  Refer to Note 3 for further information regarding investments in securities and fair value.
Comprehensive Income
The Company’s accumulated other comprehensive income is comprised of unrealized holding gains/losses on available-for-sale securities, net of tax, and unrecognized prior service cost and unrealized gains/losses associated with postretirement benefit liabilities, net of tax.  Accumulated other comprehensive income as of December 31, 2015 consists of $11,597,741 of unrealized holding gains on available-for-sale securities and $114,726 of unrecognized prior service cost and unrecognized actuarial losses associated with postretirement benefit liabilities.  Accumulated other comprehensive income as of December 31, 2014 consists of $12,934,497 of unrealized holding gains on available-for-sale securities and $77,988 of unrecognized prior service cost and unrecognized actuarial losses associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2013 consists of $11,395,757 of unrealized holding gains on available-for-sale securities and $48,353 of unrecognized prior service cost and unrecognized actuarial losses associated with postretirement benefit liabilities.
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
Recently Issued Accounting Standards

In February 2016, the FASB updated guidance to improve financial reporting for leasing transactions.  The core principle of the guidance is that lessees will be required to recognize assets and liabilities on the balance sheet for all leases with terms of more than 12 months. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from current GAAP, with some targeted improvements. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, both lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments of this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, and is currently uncertain as to whether it will have a material effect.

In January 2016, the FASB updated guidance to enhance the reporting model for financial instruments.  Among the main principles of the guidance applicable to the Company are provisions to require equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, noting that when a qualitative assessment indicates that impairment exists that an entity is required to measure the investment at fair value; eliminate the requirement to disclose methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost; require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and financial liabilities by measuring category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  The amendments of this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company will be required to apply the amendments of this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with the amendments related to equity securities without readily determinable fair values being applied prospectively to equity investments that exist as of the date of adoption.  The guidance is expected to have a material impact on the Company’s financial condition and results of operations once effective, primarily resulting from fluctuations in security exchanges or markets.

In February 2015, the FASB updated guidance to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and provide a scope exception from consolidation guidance for reporting entities that are required to comply with or operate in accordance with certain requirements similar to those for registered money market funds. For public entities, this update becomes effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

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
Impairments – Securities are regularly evaluated and reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in estimated fair value is other-than-temporary.  When, in the opinion of management, a decline in the estimated fair value of an investment is considered to be other-than-temporary, such investment is written down to its estimated fair value. Some factors considered in evaluating whether or not a decline in estimated fair value is other-than-temporary include the duration and extent to which the estimated fair value has been less than cost; the probability that the Company will be unable to collect all amounts due under the contractual terms of the security; with respect to equity securities, whether the Company’s ability and intent to retain the investment for a period of time is sufficient to allow for a recovery in value; with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery in value; and the financial condition and prospects of the issuer (including credit ratings).  These factors are reviewed quarterly and any material degradation in the prospect for recovery will be considered in the other-than-temporary impairment analysis.  Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss.  The estimated fair values of the majority of the Company’s investments are based on quoted market prices from independent pricing services.

2. Statutory Accounting and Restrictions on Consolidated Stockholders’ Equity and Investments
The Consolidated Financial Statements have been prepared in conformity with GAAP which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities.
Combined capital and surplus on a statutory basis was $133,363,375 and $127,314,429 as of December 31, 2015 and 2014, respectively. Net income on a statutory basis was $13,621,174, $9,737,634 and $11,858,699 for the twelve months ended December 31, 2015, 2014 and 2013, respectively.
The Company has designated approximately $50,508,000 and $48,423,000 of retained earnings as of December 31, 2015 and 2014, respectively, as appropriated to reflect the required statutory premium and supplemental reserves.  See Note 8 for the tax treatment of the statutory premium reserve.
As of December 31, 2015 and 2014, approximately $89,489,000 and $90,384,000, respectively, of consolidated stockholders’ equity represents net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. During 2016, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $14,352,000.
Bonds totaling approximately $7,159,000 and $7,060,000 at December 31, 2015 and 2014, respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments in Securities and Estimated Fair Value
The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at December 31 were as follows:

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$31,883,439	$987,595	$11,734	$32,859,300
Special revenue issuer obligations of U.S. states, territories and political subdivisions	52,202,815	2,604,152	26,127	54,780,840
Corporate debt securities	17,004,985	539,832	58,473	17,486,344
Auction rate securities	924,587	15,313	—	939,900
Total	$102,015,826	$4,146,892	$96,334	$106,066,384
Equity securities, available-for-sale, at fair value:
Common stocks	$23,855,873	$13,785,968	$128,377	$37,513,464
Total	$23,855,873	$13,785,968	$128,377	$37,513,464
Short-term investments:
Money market funds and certificates of deposit	$6,865,406	$—	$—	$6,865,406
Total	$6,865,406	$—	$—	$6,865,406

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$35,215,247	$1,527,794	$19,542	$36,723,499
Special revenue issuer obligations of U.S. states, territories and political subdivisions	46,707,033	2,405,725	55,502	49,057,256
Corporate debt securities	21,576,641	823,133	71,339	22,328,435
Auction rate securities	922,129	16,971	—	939,100
Total	$104,421,050	$4,773,623	$146,383	$109,048,290
Equity securities, available-for sale, at fair value:
Common stocks and nonredeemable preferred stocks	$24,128,753	$15,225,459	$99,231	$39,254,981
Total	$24,128,753	$15,225,459	$99,231	$39,254,981
Short-term investments:
Money market funds and certificates of deposit	$2,576,993	$—	$—	$2,576,993
Total	$2,576,993	$—	$—	$2,576,993
The special revenue category for both periods presented includes over 50 individual bonds with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at December 31, 2015 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$14,677,669	$14,877,469
Due after one year through five years	41,214,199	42,796,111
Due five years through ten years	42,879,329	44,682,558
Due after ten years	3,244,629	3,710,246
Total	$102,015,826	$106,066,384
Earnings on investments for the years ended December 31 were as follows:

	2015	2014	2013
Fixed maturities	$3,439,296	$3,282,810	$2,997,901
Equity securities	1,086,365	973,419	890,917
Invested cash and other short-term investments	5,605	3,202	5,754
Miscellaneous interest	53	70	36
Investment income	$4,531,319	$4,259,501	$3,894,608
Gross realized gains and losses on sales of investments for the years ended December 31 are summarized as follows:

	2015	2014	2013
Gross realized gains:
Corporate debt securities	$5,417	$6,670	$—
Common stocks and nonredeemable preferred stocks	1,572,636	1,021,463	369,673
Total	1,578,053	1,028,133	369,673
Gross realized losses:
General obligations of U.S. states, territories and political subdivisions	(12,319)	—	—
Special revenue issuer obligations of U.S. states, territories and political subdivisions	(397)	—	—
Common stocks and nonredeemable preferred stocks	(846,500)	(509,854)	(180,169)
Other than temporary impairment of securities	(751,059)	(14,542)	—
Total	(1,610,275)	(524,396)	(180,169)
Net realized (loss) gain	$(32,222)	$503,737	$189,504
Net realized (loss) gain on other investments:
Impairments of other assets and investments	$(233,069)	$(10,062)	$(34,070)
Net gain on other assets and investments	149,128	45,288	48,946
Net loss on other assets and investments	—	(270,669)	(8,580)
Total	$(83,941)	$(235,443)	$6,296
Net realized (loss) gain on investments	$(116,163)	$268,294	$195,800
Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2015 and 2014:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
General obligations of U.S. states, territories and political subdivisions	$1,758,345	$(11,734)	$—	$—	$1,758,345	$(11,734)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,672,217	(5,139)	1,183,963	(20,989)	2,856,180	(26,128)
Corporate debt securities	6,981,275	(58,472)	—	—	6,981,275	(58,472)
Total fixed maturity securities	$10,411,837	$(75,345)	$1,183,963	$(20,989)	$11,595,800	$(96,334)
Equity securities	5,533,667	(128,377)	—	—	5,533,667	(128,377)
Total temporarily impaired securities	$15,945,504	$(203,722)	$1,183,963	$(20,989)	$17,129,467	$(224,711)

December 31, 2014
General obligations of U.S. states, territories and political subdivisions	$2,113,194	$(19,542)	$—	$—	$2,113,194	$(19,542)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	3,946,977	(13,453)	1,182,390	(42,049)	5,129,367	(55,502)
Corporate debt securities	6,924,430	(71,339)	—	—	6,924,430	(71,339)
Total fixed maturity securities	$12,984,601	$(104,334)	$1,182,390	$(42,049)	$14,166,991	$(146,383)
Equity securities	930,208	(71,669)	141,280	(27,562)	1,071,488	(99,231)
Total temporarily impaired securities	$13,914,809	$(176,003)	$1,323,670	$(69,611)	$15,238,479	$(245,614)
As of December 31, 2015, the Company held $11,595,800 in fixed maturity securities with unrealized losses of $96,334.  As of December 31, 2014, the Company held $14,166,991 in fixed maturity securities with unrealized losses of $146,383.  The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.  Because the Company does not have the intent to sell these securities and likely will not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.
As of December 31, 2015, the Company held $5,533,667 in equity securities with unrealized losses of $128,377.  As of December 31, 2014, the Company held $1,071,488 in equity securities with unrealized losses of $99,231.  The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary.  Since the Company has the intent and ability to hold these equity income securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.
Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 30 and 25 securities had unrealized losses at December 31, 2015 and December 31, 2014, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During 2015, the Company recorded other-than-temporary impairment charges in the amount of $751,059 related to securities. During 2014, the Company recorded other-than-temporary impairment charges in the amount of $14,542 related to securities.  During 2013, the Company did not record other-than-temporary impairment charges related to securities. Other-than-temporary impairment charges are included in net realized (loss) gain on investments in the Consolidated Statements of Income.

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Estimated fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the estimated fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of December 31, 2015 and December 31, 2014, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices are unavailable due to the failure of auctions.  The Company’s ARS portfolio is comprised entirely of investment grade student loan ARS. The par value of these securities was $1,000,000 as of December 31, 2015 and December 31, 2014, with approximately 97.0% as of December 31, 2015 and December 31, 2014, guaranteed by the U.S. Department of Education.

Some of the inputs to ARS valuation are unobservable in the market and are significant; therefore, the Company utilizes another third party pricing service to assist in the determination of the estimated fair market value of these securities.  This service uses a proprietary valuation model that considers factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates.  The following table summarizes key assumptions the service used to determine fair value as of December 31, 2015 and 2014:

	2015	2014
Cumulative probability of earning maximum rate until maturity	—%	—%
Cumulative probability of principle returned prior to maturity	95.2%	95.2%
Cumulative probability of default at some future point	4.8%	4.8%
Significant increases or decreases in any of the inputs in isolation could result in significant changes to the estimated fair value measurement. Generally, increases in default probabilities and liquidity risk premiums lower the estimated fair market value while increases in principal being returned and earning maximum rates increase estimated fair market values.
Based upon these inputs and assumptions, the pricing service provides a range of values to the Company for its ARS.  The Company records the estimated fair value based on the midpoint of the range and believes that this valuation is the most reasonable estimate of fair value.  In 2015 and 2014, the difference in the low and high values of the ranges was approximately one and four percent of the carrying value of the Company’s ARS.

The following table presents, by level, the financial assets carried at estimated fair value measured on a recurring basis as of December 31, 2015 and 2014.  The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.  Level 3 assets are comprised solely of ARS.

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Short-term investments	$6,865,406	$—	$—	$6,865,406
Equity securities:
Common stocks	37,513,464	—	—	37,513,464
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	87,640,140	—	87,640,140
Corporate debt securities* and auction rate security	—	17,486,344	939,900	18,426,244
Total	$44,378,870	$105,126,484	$939,900	$150,445,254

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Short-term investments	$2,576,993	$—	$—	$2,576,993
Equity securities:
Common stocks and nonredeemable preferred stock	39,254,981	—	—	39,254,981
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	85,780,755	—	85,780,755
Corporate debt securities* and auction rate security	—	22,328,435	939,100	23,267,535
Total	$41,831,974	$108,109,190	$939,100	$150,880,264
*Denotes fair market value obtained from pricing services.
There were no transfers into or out of Levels 1 and 2 during the period.
To help ensure that estimated fair value determinations are consistent with ASC 820, prices from our pricing services go through multiple review processes to ensure appropriate pricing. Pricing procedures and inputs used to price each security include, but are not limited to, the following: unadjusted quoted market prices for identical securities such as stock market closing prices; non-binding quoted prices for identical securities in markets that are not active; interest rates; yield curves observable at commonly quoted intervals; volatility; prepayment speeds; loss severity; credit risks and default rates. The Company reviews the procedures and inputs used by its pricing services, and verifies a sample of the services’ quotes by comparing them to values obtained from other pricing resources. In the event the Company disagrees with a price provided by its pricing services, the respective service reevaluates the price to corroborate the market information and then reviews inputs to the evaluation in light of potentially new market data. The Company believes that these processes and inputs result in appropriate classifications and estimated fair values consistent with ASC 820.
Other Financial Instruments
The Company uses various financial instruments in the normal course of its business. In the measurement of the estimated fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, ASC 820 excludes from its scope certain financial instruments including those related to insurance contracts, pension and other postretirement benefits, and equity method investments.
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
The carrying amounts and fair values of these financial instruments (please note investments are disclosed in a previous table) as of December 31, 2015 and 2014 are presented in the following table:

As of December 31, 2015
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$21,790,068	$21,790,068	$21,790,068	$—	$—
Cost-basis investments	3,588,314	3,684,020	—	—	3,684,020
Accrued dividends and interest	1,004,126	1,004,126	1,004,126	—	—
Total	$26,382,508	$26,478,214	$22,794,194	$—	$3,684,020

As of December 31, 2014
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$15,826,515	$15,826,515	$15,826,515	$—	$—
Cost-basis investments	2,516,608	2,675,817	—	—	2,675,817
Accrued dividends and interest	1,063,837	1,063,837	1,063,837	—	—
Total	$19,406,960	$19,566,169	$16,890,352	$—	$2,675,817
The following table presents a reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the twelve months ended December 31, 2015 and 2014:

Changes in fair value during the year ended December 31:	2015	2014
Beginning balance at January 1	$939,100	$935,700
Redemptions and sales	—	—
Realized gain – included in net realized (loss) gain on investments	—	—
Realized loss – included in net realized (loss) gain on investments	—	—
Unrealized gain – included in other comprehensive income	800	3,400
Ending balance at December 31	$939,900	$939,100
Certain cost-basis investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of December 31, 2015 and 2014.  The following table summarizes the corresponding estimated fair value hierarchy of such investments at December 31, 2015 and 2014 and the related impairments recognized:

December 31, 2015	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$163,350	$163,350	$(233,069)
Total cost-basis investments and other assets			$—	$—	$163,350	$163,350	$(233,069)

December 31, 2014	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$22,682	$22,682	$(10,062)
Total cost-basis investments and other assets			$—	$—	$22,682	$22,682	$(10,062)

4. Property and Equipment
Property and equipment and estimated useful lives at December 31 are summarized as follows:

	2015	2014
Land	$1,122,582	$1,107,582
Office buildings and improvements (25 years)	3,495,338	3,416,096
Furniture, fixtures and equipment (3 to 10 years)	8,948,535	7,159,250
Automobiles (3 years)	968,210	847,905
Total	14,534,665	12,530,833
Less accumulated depreciation	(7,385,714)	(7,070,028)
Property and equipment, net	$7,148,951	$5,460,805

Included within furniture, fixtures and equipment is software developed by the Company for internal use. Capitalized costs include both direct and indirect costs, such as payroll costs of employees associated with developing software, incurred during the software development stage.

5. Reinsurance
The Company assumes and cedes reinsurance with other insurance companies in the normal course of business.  Premiums assumed and ceded were approximately $34,000 and $215,000, respectively, for 2015, $38,000 and $140,000, respectively, for 2014 and $6,000 and $211,000, respectively, for 2013. Ceded reinsurance is comprised of excess of loss treaties, which outline the conditions in which the reinsurance company will pay claims and protect against losses over certain agreed amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event that the assuming insurance companies are unable to meet their obligations under these contracts.  The Company has not paid or recovered any reinsured losses during the three years ended December 31, 2015.

6. Reserves for Claims

Changes in the reserves for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

	2015	2014	2013
Balance, beginning of period	$36,677,000	$35,360,000	$39,078,000
Provision (benefit) related to:
Current year	7,295,013	6,860,335	7,239,628
Prior year	(2,816,519)	(1,630,619)	(7,811,224)
Total provision (benefit) charged to operations	4,478,494	5,229,716	(571,596)
Claims paid, net of recoveries, related to:
Current year	(97,116)	(102,947)	(110,240)
Prior year	(3,270,378)	(3,809,769)	(3,036,164)
Total claims paid, net of recoveries	(3,367,494)	(3,912,716)	(3,146,404)
Balance, end of year	$37,788,000	$36,677,000	$35,360,000

The Company continually refines its reserve estimates as current loss experience develops and credible data emerges.  Movements in the reserves related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data.  The 2015 calendar year change in the provision relating to prior years resulted mostly from changes to certain actuarial inputs and favorable development in 2015 versus the prior year related primarily to policy years 2009 through 2014.  Due to variances between actual and expected loss payments, loss development is subject to significant variability.
The Company does not recognize claim recoveries until an actual payment has been received by the Company.   The Company realized claim recoveries of approximately $467,000, $790,000 and $1,165,000 during 2015, 2014 and 2013, respectively.
The provision (benefit) for claims as a percentage of net premiums written was 4.0%, 4.8% and (0.5)% in 2015, 2014 and 2013, respectively.
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

During 2013 certain actuarial inputs were changed to reflect recent trends. The Company considers these modifications in actuarial inputs to be a change in estimate. The Company believes that these changes in actuarial inputs were necessary in response to favorable reserve development and claims experience incurred in several recent reporting periods.  The approximate impact of this change in estimate for the year ended December 31, 2013 was a reduction of $2,200,000 to the reserves for claims in the Consolidated Balance Sheets, and in the Consolidated Statements of Income a decrease of $2,200,000 to the provision (benefit) for claims, an increase of $750,000 in the provision for income taxes and an increase of $1,450,000 in net income, or $0.71 per basic share and $0.70 per diluted share, compared with the amounts that would have been recorded under the Company’s prior estimate. This change in estimate, coupled with several recent policy years which continued to emerge favorably in comparison with prior expectations, contributed to a benefit in the claims provision for the 2013 year. The change in estimate was primarily driven by the following:

•	changing the specific weightings used in performing certain actuarial methods, including weighting between policy years and weighting of title industry loss data;

•	adjusting for premium rate changes and the Company’s improved underwriting efforts related to construction business; and

•	increasing the ratios used to estimate projected payments of unallocated loss adjustment expenses to more accurately reflect expected payments.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	2015	%	2014	%
Known title claims	$5,066,469	13.4	$5,364,645	14.6
IBNR	32,721,531	86.6	31,312,355	85.4
Total loss reserves	$37,788,000	100.0	$36,677,000	100.0

In management’s opinion, the reserves are adequate to cover claim losses which might result from pending and future claims.

7. Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted average number of common shares outstanding during the reporting period.  Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method.  Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future service that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, are assumed to be used to repurchase shares in the current period.  The incremental dilutive potential common shares, calculated using the treasury stock method, were 5,439, 5,774 and 20,459 for 2015, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

For the Years Ended December 31,	2015	2014	2013
Net income attributable to the Company	$12,533,905	$9,648,975	$14,708,210
Weighted average common shares outstanding – Basic	1,984,360	2,031,760	2,056,169
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	5,439	5,774	20,459
Weighted average common shares outstanding – Diluted	1,989,799	2,037,534	2,076,628
Basic earnings per common share	$6.32	$4.75	$7.15
Diluted earnings per common share	$6.30	$4.74	$7.08

There were no potential shares excluded from the computation of diluted earnings per share in 2015, 2014 and 2013.

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

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	98,150	$30.74	3.17	$2,871,710
SARs granted	3,000	71.59
SARs exercised	(79,500)	28.77
Options exercised	(2,650)	28.63
Outstanding as of December 31, 2013	19,000	$45.74	3.43	$669,610
SARs granted	4,500	68.70
SARs exercised	(1,500)	49.04
Options exercised	(1,000)	27.21
Outstanding as of December 31, 2014	21,000	$51.30	3.64	$453,510
SARs granted	4,500	73.00
SARs exercised	(2,000)	47.88
Options exercised	(1,500)	36.79
Outstanding as of December 31, 2015	22,000	$57.04	3.93	$945,055

Exercisable as of December 31, 2015	20,875	$56.18	3.80	$914,680

Unvested as of December 31, 2015	1,125	$73.00	6.39	$30,375
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2015.  The intrinsic values of options exercised during 2015, 2014 and 2013 were approximately $104,000, $82,000 and $3,486,000, respectively.

There were no options outstanding at December 31, 2015. The following tables summarize information about SARs outstanding at December 31, 2015:

			SARs Outstanding at Year-End			SARs Exercisable at Year-End
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$32.00	—	$32.00	2,000	0.39	$32.00	2,000	$32.00
33.31	—	33.31	2,500	1.38	33.31	2,500	33.31
36.80	—	73.00	17,500	4.70	63.30	16,375	62.63
$32.00	—	$73.00	22,000	3.93	$57.05	20,875	$56.18
In 2015, 4,500 SARs vested with a fair value of $137,762.

During the second quarters of 2015, 2014 and 2013, the Company issued share-settled SARs to the directors of the Company.  SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted average fair values for the SARs issued during 2015, 2014 and 2013 were $31.16, $28.98 and $27.55, respectively, and were estimated using the weighted average assumptions shown in the table below.

	2015	2014	2013
Expected Life in Years	7.0	6.9	5.0
Volatility	40.7%	39.9%	44.6%
Interest Rate	2.0%	2.1%	1.3%
Yield Rate	0.4%	0.4%	0.5%

There was approximately $138,000, $121,000 and $84,000 of compensation expense relating to SARs or options vesting on or before December 31, 2015, 2014 and 2013, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income.  As of December 31, 2015, there was approximately $35,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately 3 months.

The estimated weighted average grant-date fair value of SARs granted for the years ended December 31 was as follows:

For the Years Ended December 31,	2015	2014	2013
Exercise price equal to market price on date of grant:
Weighted average market price	$73.00	$68.70	$71.59
Weighted average grant-date fair value	$31.16	$28.98	$27.55

There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

8. Income Taxes
The components of income tax expense for the years ended December 31 are summarized as follows:

For the Years Ended December 31,	2015	2014	2013
Current:
Federal	$4,179,000	$3,121,000	$4,873,000
State	34,000	84,000	69,000
Total current	4,213,000	3,205,000	4,942,000
Deferred:
Federal	976,624	620,156	1,805,215
State	38,376	(9,156)	(1,215)
Total deferred	1,015,000	611,000	1,804,000
Total	$5,228,000	$3,816,000	$6,746,000
For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in premium and retaliatory taxes in the Consolidated Statements of Income.
At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

For the Years Ended December 31,	2015	2014
Deferred income tax assets:
Accrued benefits and retirement services	$3,262,719	$3,061,144
Allowance for doubtful accounts	1,199,777	1,033,624
Other-than-temporary impairment of assets	428,614	323,089
Excess of book over tax depreciation	—	90,409
Postretirement benefit obligation	59,108	40,183
Reinsurance and commission payable	13,752	15,668
Net operating loss carryforward	22,000	25,000
Other	426,463	305,119
Total	5,412,433	4,894,236
Deferred income tax liabilities:
Net unrealized gain on investments	6,073,431	6,781,994
Recorded reserves for claims, net of statutory premium reserves	3,322,336	2,871,114
Excess of tax over book depreciation	986,422	—
Other	733,250	656,621
Total	11,115,439	10,309,729
Net deferred income tax liabilities	$(5,703,006)	$(5,415,493)
At December 31, 2015 and 2014, no valuation allowance was recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these deferred income tax assets will be realized.

A reconciliation of income tax as computed for the years ended December 31 at the U.S. federal statutory income tax rate of 34.4% for 2015, 34.3% for 2014 and 34.1% for 2013, respectively, to income tax expense follows:

For the Years Ended December 31,	2015	2014	2013
Anticipated income tax expense	$6,115,306	$4,626,555	$7,346,074
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	22,304	55,188	45,471
Tax-exempt interest income (net of amortization)	(981,712)	(876,365)	(772,545)
Other, net	72,102	10,622	127,000
Provision for income taxes	$5,228,000	$3,816,000	$6,746,000
In accounting for uncertainty in income taxes, the Company is required to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position.  In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  There were no unrecognized tax benefits or liabilities as of December 31, 2015.
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
The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2012.

9. Leases
The Company leases certain office facilities and equipment under operating leases. Rental expense also includes occasional rental of automobiles. Rent expense totaled approximately $793,000, $766,000, and $699,000 in 2015, 2014 and 2013, respectively. The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2015, are summarized as follows:

Year Ended:
2016	$658,060
2017	448,792
2018	236,062
2019	107,124
2020	95,570
Thereafter	81,397
Total	$1,627,005

10. Retirement Agreements and Other Postretirement Benefit Plan
The Company has a 401(k) savings plan.  In order to participate in the plan, individuals must have worked at the Company for at least 3 months. In order to be eligible for employer contributions, individuals must be employed for one full year and work at least 1,000 hours annually.  The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution.  Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code.  Expenses related to the 401(k) plan were approximately $741,000, $676,000 and $579,000 for 2015, 2014 and 2013, respectively.

In November 2003, ITIC, a wholly owned subsidiary of the Company, entered into employment agreements with the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of ITIC. These individuals also serve as the Chairman, President and Executive Vice President, respectively, of the Company.  The agreements provide compensation and life, health, dental and vision benefits upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control. The employment agreements also prohibit each of these executives from competing with ITIC and its parent, subsidiaries and affiliates in the North Carolina while employed by ITIC and for a period of two years following termination of their employment.
In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives.  The amount accrued for all agreements at December 31, 2015 and 2014 was approximately $7,818,000 and $7,111,000, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract.  Both the 2015 and 2014 accruals are included in the accounts payable and accrued liabilities line item of the Consolidated Balance Sheets.  These executive contracts are accounted for on an individual contract basis.  On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the Internal Revenue Code, and were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) plan.
On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance.   The benefits are unfunded.  Estimated future benefit payouts expected to be paid for each of the next five years are $9,119 in 2016, $13,456 in 2017, $18,511 in 2018, $20,198 in 2019, $22,007 in 2020 and $192,134 in the next five years thereafter.
Cost of the Company’s postretirement benefits included the following components:

	2015	2014	2013
Net periodic benefit cost
Service cost – benefits earned during the year	$16,748	$14,667	$15,782
Interest cost on the projected benefit obligation	30,772	30,472	28,412
Amortization (accretion) of unrecognized prior service cost	4,390	2,217	(1,518)
Amortization of unrecognized loss	3,514	—	6,293
Net periodic benefits cost at end of year	$55,424	$47,356	$48,969

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The net amount in accumulated other comprehensive income is $(173,812), $(114,726) net of tax, for December 31, 2015, and $(118,150), $(77,988) net of tax, for December 31, 2014, and represents the net unrecognized actuarial losses and unrecognized prior service costs.  The effects of the funded status on the Company’s Consolidated Balance Sheets at December 31, 2015 and 2014 are presented in the following table:

	2015	2014
Funded status
Actuarial present value of future benefits:
Fully eligible active employee	$(483,985)	$(409,492)
Non-eligible active employees	(398,638)	(362,045)
Plan assets	—	—
Funded status of accumulated postretirement benefit obligation, recognized in other liabilities	$(882,623)	$(771,537)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2015 and 2014 includes the following:

	2015	2014
Accrued postretirement benefit obligation at beginning of year	$(771,537)	$(679,277)
Service cost – benefits earned during the year	(16,748)	(14,667)
Interest cost on projected benefit obligation	(30,772)	(30,472)
Actuarial loss	(63,566)	(47,121)
Accrued postretirement benefit obligation at end of year	$(882,623)	$(771,537)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

	2015	2014
Balance at beginning of year	$118,150	$73,246
Components of accumulated other comprehensive income:
Unrecognized prior service cost	(4,390)	(2,217)
Amortization of loss, net	(3,514)	—
Actuarial loss	63,566	47,121
Balance at end of year	$173,812	$118,150

The amounts currently in accumulated other comprehensive income, pre-tax, that will be reclassified to the Consolidated Statements of Income and recognized as components of net periodic benefit costs in 2015 are:

Projected 2016
Amortization of unrecognized prior service cost	$—
Amortization of unrecognized loss	8,941
Net periodic benefit cost at end of year	$8,941

Assumed health care cost trend rates do have an effect on the amounts reported for the postretirement benefit obligations.  The following illustrates the effects on the net periodic postretirement benefit cost (“NPPBC”) and the accumulated postretirement benefit obligation (“APBO”) of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate as of December 31, 2015:

	One Percentage Point Increase	One Percentage Point Decrease
Net periodic postretirement benefit cost
Effect on the service cost component	$2,600	$(1,989)
Effect on interest cost	7,339	(5,721)
Total effect on the net periodic postretirement benefit cost	$9,939	$(7,710)
Accumulated postretirement benefit obligation (including active employees who are not fully eligible)
Effect on those currently receiving benefits (retirees and spouses)	$—	$—
Effect on active fully eligible	81,657	(65,192)
Effect on actives not yet eligible	101,813	(77,845)
Total effect on the accumulated postretirement benefit obligation	$183,470	$(143,037)

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

Escrow and Trust Deposits.  As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks.  Cash held by the Company for these purposes was approximately $20,510,000 and $18,674,000 as of December 31, 2015 and 2014, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  However, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchange Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies (“LLCs”) that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $171,010,000 and $82,477,000 as of December 31, 2015 and 2014, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Agency Relationship. On July 1, 2015, Title Resource Group LLC's wholly owned subsidiary, title insurer Texas American Title Company, acquired the assets of ITCOA, LLC, which does business throughout Texas as Independence Title. In 2015, 2014 and 2013 Independence Title originated 10.3%, 23.6% and 16.4%, respectively, of the net premiums written for the Company. Independence Title is under no legal commitment to remit a minimum amount of premiums to the Company, and could cease doing so at any time. A continued significant decline in business originated by Independence Title for the Company, whether due to that business being diverted to its new title insurer owner or otherwise, could have a material negative impact on the Company's premiums written. Any reduction in premiums would be largely offset by related reductions in commissions, premium and income taxes, the provision for claims and other operating expenses. The Company did not have any ownership interest in Independence Title before or after the July 1, 2015 acquisition by Texas American Title Company.

12. Segment Information

The Company has one reportable segment, title insurance services.  The remaining immaterial segments have been combined into a group called “All Other.”

The title insurance segment primarily issues title insurance policies through approved attorneys from underwriting offices and through independent issuing agents. Title insurance policies insure titles to real estate.

Provided below is selected financial information about the Company’s operations by segment for the periods ended December 31, 2015, 2014 and 2013:

2015	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$118,144,981	$6,479,484	$(1,839,549)	$122,784,916
Investment income	4,073,857	574,132	(116,670)	4,531,319
Net realized loss on investments	(13,603)	(102,560)	—	(116,163)
Total revenues	$122,205,235	$6,951,056	$(1,956,219)	$127,200,072
Operating expenses	104,594,829	6,598,055	(1,769,865)	109,423,019
Income before income taxes	$17,610,406	$353,001	$(186,354)	$17,777,053
Total assets	$163,582,898	$47,939,131	$—	$211,522,029

2014	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$114,279,532	$5,904,059	$(1,592,100)	$118,591,491
Investment income	3,835,209	517,628	(93,336)	4,259,501
Net realized gain on investments	213,709	54,585	—	268,294
Total revenues	$118,328,450	$6,476,272	$(1,685,436)	$123,119,286
Operating expenses	105,290,627	5,862,577	(1,522,416)	109,630,788
Income before income taxes	$13,037,823	$613,695	$(163,020)	$13,488,498
Total assets	$153,072,950	$44,966,260	$—	$198,039,210

2013	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$118,153,904	$5,507,069	$(1,499,884)	$122,161,089
Investment income	3,599,106	388,838	(93,336)	3,894,608
Net realized gain (loss) on investments	225,661	(29,861)	—	195,800
Total revenues	$121,978,671	$5,866,046	$(1,593,220)	$126,251,497
Operating expenses	99,899,804	6,239,155	(1,430,200)	104,708,759
Income (loss) before income taxes	$22,078,867	$(373,109)	$(163,020)	$21,542,738
Total assets	$146,110,146	$42,195,670	$—	$188,305,816

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
On October 31, 2012, the Plan was amended to, among other things, extend the expiration date of the plan from November 11, 2012 to October 31, 2022 and increase the exercise price of the stock purchase rights from $80 per unit to $220 per unit.  In connection with the amendments to the shareholders’ rights plan, the Board of Directors of the Company also amended the Company’s Articles of Incorporation to increase the number of shares designated under the rights plan as Series A Participating Preferred Stock from 100,000 shares to 200,000 shares.  There were 1,000,000 shares of Preferred Stock authorized as of December 31, 2015 and 2014, with 200,000, being designated Class A Junior Participating Preferred Stock.

14. Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company invests its cash and cash equivalents into high credit quality security instruments.  Deposits which exceed $250,000 at each institution are not insured by the Federal Deposit Insurance Corporation (“FDIC”). Of the $21.8 million in cash and cash equivalents at December 31, 2015, $21.3 million was not insured by the FDIC. Of the $15.8 million in cash and cash equivalents at December 31, 2014, $15.3 million was not insured by the FDIC. The Company mitigates the risk of having cash and cash equivalents not insured by the FDIC by monitoring the credit quality of the financial institutions in which the funds are held.

15. Business Concentration
The Company generates a significant amount of title insurance premiums in Texas, North Carolina and South Carolina.  In 2015, 2014 and 2013, Texas accounted for 22.4%, 36.5% and 26.8% of total title premiums, respectively.  In 2015, 2014 and 2013, North Carolina accounted for 32.8%, 28.4% and 27.4% of total title premiums, respectively. In 2015, 2014 and 2013, South Carolina accounted for 10.1%, 7.7% and 11.4% of total title premiums, respectively.
In 2015, 2014 and 2013, the Company had one agent that accounted for 10.3%, 23.6% and 16.4% of net premiums written, respectively. This agent was acquired by another title insurer during 2015. Refer to Note 11 for further information.

16. Related Party Transactions
The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investments in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	2015	2014
Consolidated Balance Sheets
Other investments	$6,519,000	$6,014,000
Premiums and fees receivable	$719,000	$666,000

Financial Statement Classification,
Consolidated Statements of Income	2015	2014	2013
Net premiums written	$14,015,000	$11,783,000	$12,442,000
Other income	$2,618,000	$2,043,000	$1,839,000
Commissions to agents	$9,700,000	$8,049,000	$8,465,000

During the second quarter of 2013, the Company repurchased 17,524 shares of Company common stock from officers of the Company at a price of $71.50 per share to cover withholding taxes payable by the officers upon the exercise of SARs. During the fourth quarter of 2013, the Company repurchased 28,130 shares of Company common stock from officers of the Company at a price of $80.01 per share.

17. Acquisition

Effective August 1, 2015, a subsidiary of the Company, ITIC, acquired a 20% ownership interest in 1st Investors Title Agency, LLC ("1st Investors") for a purchase price of $72,600. 1st Investors, a Michigan limited liability company, is an insurance agency doing business in the State of Michigan. Prior to August 1, 2015, the Company had an ownership interest in 1st Investors of 45%. The Company's Consolidated Financial Statements include the accounts and operations of 1st Investors, based on the Company's resulting 65% ownership interest at August 1, 2015. ITIC’s purchase of 1st Investors was accounted for using the acquisition method required by ASC 805, Business Combinations. There were no intangible assets or goodwill recorded as a result of the acquisition.

In January 2012, ITIC entered into a membership interest purchase and sale agreement under which it agreed to acquire a majority ownership interest of United Title Agency Co., LLC (“United”).  United, a Michigan limited liability company, is an insurance agency doing business in the State of Michigan.  ITIC’s purchase of United was accounted for using the acquisition method required by ASC 805, Business Combinations.  On April 2, 2012, ITIC purchased a 70% ownership interest in United, with both ITIC and the seller having the option to require ITIC to purchase the remaining 30% interest at a later date. ITIC purchased the 70% interest for a purchase price of $1,041,250. On May 21, 2014, ITIC purchased the remaining 30% ownership interest in United for an additional $515,275, making United a wholly owned subsidiary of ITIC.

The Company recognized the required identifiable intangible assets of United.  There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service.  At closing of the initial acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships.  The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated.  The referral relationships are being amortized over a 12-year period using the straight-line method.  At December 31, 2015 and 2014, accumulated amortization of intangible assets was $261,315 and $191,631, respectively.  Net intangible assets of $1,220,585 and $1,290,269 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of December 31, 2015 and 2014.  In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amount may not be recoverable, and therefore determined that the intangible assets assigned to United were not impaired at December 31, 2015.

The amortization of the non-compete contract will start at a future date when the related employment agreement is terminated.  There are currently no plans to terminate the employment agreement, and the Company does not believe it is probable that termination of the employment agreement will occur within the calendar year. Assuming that the amortization of the non-complete agreement begins on the first day of 2017, estimated aggregate amortization expense for each of the five succeeding fiscal years are as follows:

Year Ended:
2016	$69,685
2017	134,253
2018	134,253
2019	134,253
2020	134,253
Thereafter	613,888
Total	$1,220,585

A reconciliation of the noncontrolling interest equity of 1st Investors is presented in the Consolidated Statements of Stockholders’ Equity. The following table provides a reconciliation of total redeemable equity of United for the periods ended December 31, 2015, 2014 and 2013:

Changes in carrying value during the period ended:	2015	2014	2013
Beginning balance at January 1	$—	$545,489	$493,861
Net income attributable to redeemable noncontrolling interest	—	23,523	88,528
Distributions to noncontrolling interest	—	(168,057)	(36,900)
Redeemable noncontrolling interest resulting from subsidiary purchase	—	(515,275)	—
Adjustment to retained earnings for purchase of noncontrolling interest	—	114,320	—
Balance, net	$—	$—	$545,489

18. Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended December 31, 2015, 2014 and 2013:

2015	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$12,934,497	$(77,988)	$12,856,509
Other comprehensive loss before reclassifications	(1,355,316)	(41,954)	(1,397,270)
Amounts reclassified from accumulated other comprehensive income (loss)	18,560	5,216	23,776
Net current-period other comprehensive loss	(1,336,756)	(36,738)	(1,373,494)
Ending balance	$11,597,741	$(114,726)	$11,483,015

2014	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,395,757	$(48,353)	$11,347,404
Other comprehensive income (loss) before reclassifications	1,874,111	(31,100)	1,843,011
Amounts reclassified from accumulated other comprehensive income (loss)	(335,371)	1,465	(333,906)
Net current-period other comprehensive income (loss)	1,538,740	(29,635)	1,509,105
Ending balance	$12,934,497	$(77,988)	$12,856,509

2013	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$8,920,884	$(102,454)	$8,818,430
Other comprehensive income before reclassifications	2,605,184	50,961	2,656,145
Amounts reclassified from accumulated other comprehensive income (loss)	(130,311)	3,140	(127,171)
Net current-period other comprehensive income	2,474,873	54,101	2,528,974
Ending balance	$11,395,757	$(48,353)	$11,347,404

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended December 31, 2015, 2014 and 2013:

2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$718,837
Other-than-temporary impairments	(751,059)
Total	$(32,222)	Net realized (loss) gain on investment
Tax	13,662	Provision for Income Taxes
Net of Tax	$(18,560)
Amortization related to postretirement benefit plans:
Prior year service cost	$(4,390)
Unrecognized loss	(3,514)
Total	$(7,904)	(a)
Tax	2,688	Provision for Income Taxes
Net of Tax	$(5,216)
Reclassifications for the period	$(23,776)

2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$518,279
Other-than-temporary impairments	(14,542)
Total	$503,737	Net realized (loss) gain on investment
Tax	(168,366)	Provision for Income Taxes
Net of Tax	$335,371
Amortization related to postretirement benefit plans:
Prior year service cost	$(2,217)
Unrecognized loss	—
Total	$(2,217)	(a)
Tax	752	Provision for Income Taxes
Net of Tax	$(1,465)
Reclassifications for the period	$333,906

2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$229,869
Other-than-temporary impairments	(34,070)
Total	$195,799	Net realized (loss) gain on investment
Tax	(65,488)	Provision for Income Taxes
Net of Tax	$130,311
Accretion (amortization) related to postretirement benefit plans:
Prior year service cost	$1,518
Unrecognized loss	(6,293)
Total	$(4,775)	(a)
Tax	1,635	Provision for Income Taxes
Net of Tax	$(3,140)
Reclassifications for the period	$127,171

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
Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2015.  The reports of management and Dixon Hughes Goodman LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B.   OTHER INFORMATION
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors,” “General Information - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Board of Directors and Committees – The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2016.  Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11.   EXECUTIVE COMPENSATION
The information called for by this item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2016 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2016 and is incorporated by reference in this Annual Report on Form 10-K.
The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2015.  The Company does not have any equity compensation plans that have not been approved by its shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	22,000	$57.04	232,000
Equity compensation plans not approved by shareholders	—	—	—
Total	22,000	$57.04	232,000

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Corporate Governance – Independent Directors” and “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” set forth in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2016 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2016 and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)  Financial Statements
The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 11, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March, 2016.

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

/s/ Richard M. Hutson, II
Richard M. Hutson, II, Director

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2015

Type of Investment	Cost (1)	Market Value	Amount at which shown in the Balance Sheet (2)

Fixed maturities:
Bonds:
General obligations of U.S. states, territories and political subdivisions	$31,670,491	$32,648,914	$32,648,914
Special revenue issuer obligations of U.S. states, territories and political subdivisions	40,563,639	42,452,224	42,452,224
Public utilities	11,852,124	12,539,002	12,539,002
Corporate debt securities	17,004,985	17,486,344	17,486,344
Auction rate securities	924,587	939,900	939,900
Total fixed maturities	102,015,826	106,066,384	106,066,384

Equity securities:
Common stocks:
Public utilities	563,857	778,908	778,908
Banks, trusts and insurance companies	4,839,060	6,242,784	6,242,784
Industrial, miscellaneous and all other	15,988,095	25,916,387	25,916,387
Technology	2,464,861	4,575,385	4,575,385
Total equity securities	23,855,873	37,513,464	37,513,464

Other investments:
Short-term investments	6,865,406	6,865,406	6,865,406
Other investments	9,217,947	9,217,947	9,217,947
Total other investments	16,083,353	16,083,353	16,083,353

Total investments (3)	$141,955,052	$159,663,201	$159,663,201

(1) Fixed maturities are shown at amortized cost and equity securities are shown at original cost.
(2) All fixed maturities presented are classified as available-for-sale and shown at estimated fair value. Equity securities are shown at fair value.
(3) The above summary of investments does not include investments in related parties accounted for under the cost and equity methods of accounting in the amount of $888,881.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014

	2015	2014
Assets:
Cash and cash equivalents	$8,347,004	$7,942,481
Investments in fixed maturities, available-for-sale	21,779,123	24,358,323
Investments in equity securities, available-for-sale	2,638,330	2,529,982
Short-term investments	3,005,647	284,069
Investments in affiliated companies	99,951,433	96,395,352
Other investments	3,089,550	1,578,236
Premium and fees receivable	43,690	56,428
Other receivables	3,080,245	2,220,330
Income taxes recoverable	1,733,314	1,876,242
Accrued interest and dividends	120,369	128,221
Property, net	2,288,776	2,371,078
Total Assets	$146,077,481	$139,740,742

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$3,267,274	$2,074,347
Deferred income taxes, net	140,325	102,689
Total liabilities	3,407,599	2,177,036

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock - no par value (10,000,000 authorized shares; 1,949,797 and 2,023,270 shares issued and outstanding 2015 and 2014, respectively, excluding 291,676 shares for 2015 and 2014 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	131,186,866	124,707,196
Accumulated other comprehensive income	11,483,015	12,856,509
Total stockholders’ equity	142,669,882	137,563,706
Total Liabilities and Stockholders’ Equity	$146,077,481	$139,740,742

See notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
Revenues:
Investment income – interest and dividends	$535,963	$482,711	$348,933
Net realized (loss) gain on investments	(152,026)	9,169	(50,778)
Rental income	765,134	772,256	748,764
Miscellaneous income	385,058	59,569	68,966
Total	1,534,129	1,323,705	1,115,885

Operating Expenses:
Salaries, employee benefits and payroll taxes	651,957	673,729	576,429
Office occupancy and operations	239,176	270,881	408,373
Business development	76,684	49,059	45,022
Taxes – other than payroll and income	213,466	200,718	188,314
Professional and contract labor fees	378,265	192,064	351,093
Other expenses	198,788	193,681	177,810
Total	1,758,336	1,580,132	1,747,041

Equity in Net Income of Affiliated Companies	12,640,260	9,777,925	15,164,894

Income before Income Taxes	12,416,053	9,521,498	14,533,738

Income Tax Benefit	(133,000)	(151,000)	(263,000)

Net Income	12,549,053	9,672,498	14,796,738

Net Income Attributable to Noncontrolling Interests	(15,148)	(23,523)	(88,528)

Net Income Attributable to the Company	$12,533,905	$9,648,975	$14,708,210

Basic Earnings per Common Share	$6.32	$4.75	$7.15

Weighted Average Shares Outstanding – Basic	1,984,360	2,031,760	2,056,169

Diluted Earnings per Common Share	$6.30	$4.74	$7.08

Weighted Average Shares Outstanding – Diluted	1,989,799	2,037,534	2,076,628

Cash Dividends Paid per Common Share	$0.40	$0.32	$0.32

See notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
Operating Activities
Net income	$12,549,053	$9,672,498	$14,796,738
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net earnings of subsidiaries	(12,640,260)	(9,777,925)	(15,164,894)
Depreciation	112,690	136,369	136,031
Amortization, net	192,654	210,768	69,969
Issuance of common stock in payment of bonuses and fees	137,759	164,730	76,110
Net loss on disposals of property	1,683	2,722	—
Net realized loss (gain) on investments	152,026	(19,231)	50,778
Net (earnings) loss from other investments	(237,686)	322	(32,499)
Provision (benefit) for deferred income taxes	13,000	(40,000)	(93,000)
Increase in receivables	(847,177)	(685,052)	(146,247)
Decrease (increase) in income taxes recoverable	142,928	1,354,735	(1,646,373)
Decrease (increase) in other assets	7,852	(24,650)	(101)
Increase (decrease) in accounts payable and accrued liabilities	1,192,927	516,252	(8,118)
Net cash provided by (used in) operating activities	777,449	1,511,538	(1,961,606)

Investing Activities
Dividends received from subsidiaries	7,630,835	5,051,664	9,252,919
Purchases of available-for-sale securities	(260,044)	(6,883,612)	(10,360,919)
Purchases of short-term securities	(2,721,578)	(104,207)	(58,283)
Purchases of and net earnings from other investments	(2,007,798)	(964,197)	(49,485)
Proceeds from sales and maturities of available-for-sale securities	2,475,557	1,631,987	3,027,896
Proceeds from sales and maturities of short-term securities	—	2,033,634	2,748,876
Proceeds from sales and distributions of other investments	734,170	123,017	45,384
Proceeds from sales of other assets	—	—	4,832
Purchases of property	(32,071)	(5,200)	(24,820)
Proceeds from disposals of property	—	—	7,200
Net cash provided by investing activities	5,819,071	883,086	4,593,600

Financing Activities
Repurchases of common stock	(5,483,953)	(1,055,765)	(4,262,260)
Exercise of options	54,988	27,100	75,797
Excess tax benefit	26,875	15,999	9,042
Dividends paid	(789,907)	(650,433)	(657,914)
Net cash used in financing activities	(6,191,997)	(1,663,099)	(4,835,335)

Net Increase (Decrease) in Cash and Cash Equivalents	404,523	731,525	(2,203,341)
Cash and Cash Equivalents, Beginning of Period	7,942,481	7,210,956	9,414,297
Cash and Cash Equivalents, End of Period	$8,347,004	$7,942,481	$7,210,956

Supplemental Disclosures:
Income tax payments, net	$4,598,000	$2,699,000	$5,583,000

See notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1.	The accompanying Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto of Investors Title Company and Subsidiaries.

2.	Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2015	2014	2013
Investors Title Insurance Company, net*	$7,134,823	$4,906,664	$9,102,919
Investors Title Exchange Corporation	245,000	50,000	50,000
Investors Title Accommodation Corporation	12,000	10,000	—
Investors Capital Management Company	9,012	40,000	—
Investors Trust Company	—	—	100,000
Investors Title Commercial Agency, LLC	230,000	45,000	—
Total	$7,630,835	$5,051,664	$9,252,919

* Total dividends of $7,251,493, $5,000,000 and $9,196,255 paid to the Parent Company in 2015, 2014 and 2013, respectively, netted with dividends of $116,670, $93,336 and $93,336 received from the Parent Company in 2015, 2014 and 2013, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims. Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Year Ended December 31, 2015
Title Insurance	$—	$37,788,000	$—	$341,191	$112,475,686	$3,957,187	$4,478,494	$—	$98,417,207	N/A
All Other	—	—	—	—	—	574,132	—	—	6,527,318	N/A
	$—	$37,788,000	$—	$341,191	$112,475,686	$4,531,319	$4,478,494	$—	$104,944,525	N/A

Year Ended December 31, 2014
Title Insurance	$—	$36,677,000	$—	$236,401	$109,963,556	$3,741,873	$5,229,716	$—	$98,620,374	N/A
All Other	—	—	—	—	—	517,628	—	—	5,780,698	N/A
	$—	$36,677,000	$—	$236,401	$109,963,556	$4,259,501	$5,229,716	$—	$104,401,072	N/A

Year Ended December 31, 2013
Title Insurance	$—	$35,360,000	$—	$389,807	$113,886,266	$3,505,770	$(571,596)	$—	$99,093,515	N/A
All Other	—	—	—	—	—	388,838	—	—	6,186,840	N/A
	$—	$35,360,000	$—	$389,807	$113,886,266	$3,894,608	$(571,596)	$—	$105,280,355	N/A

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentages of Amount Assumed to Net
Year Ended December 31, 2015
Title Insurance	$112,656,750	$214,667	$33,603	$112,475,686	0.03%

Year Ended December 31, 2014
Title Insurance	$110,065,581	$140,017	$37,992	$109,963,556	0.03%

Year Ended December 31, 2013
Title Insurance	$114,091,457	$211,482	$6,291	$113,886,266	0.01%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charge to Other Accounts - Describe	Deductions - Describe		Balance at End of Period
2015
Premiums Receivable:
Valuation Provision	$3,022,731	$6,267,911	$—	$(5,737,863)	(a)	$3,552,779
Reserves for Claims	$36,677,000	$4,478,494	$—	$(3,367,494)	(b)	$37,788,000

2014
Premiums Receivable:
Valuation Provision	$2,620,903	$6,287,694	$—	$(5,885,866)	(a)	$3,022,731
Reserves for Claims	$35,360,000	$5,229,716	$—	$(3,912,716)	(b)	$36,677,000

2013
Premiums Receivable:
Valuation Provision	$1,902,581	$7,536,381	$—	$(6,818,059)	(a)	$2,620,903
Reserves for Claims	$39,078,000	$(571,596)	$—	$(3,146,404)	(b)	$35,360,000

(a)	Canceled premiums

(b)	Payments of claims, net of recoveries

INDEX TO EXHIBITS

Exhibit Number	Description	Location

3.1(a)	Articles of Incorporation dated January 22, 1973	Incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973	Incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(c)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987	Incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(d)	Articles of Amendment to Articles of Incorporation, dated May 15, 2002	Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended June 30, 2002, File No. 11774

3.1(e)	Articles of Amendment to Articles of Incorporation, dated November 2, 2002	Incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended March 31, 2003, File No. 11774

3.1(f)	Articles of Amendment to Articles of Incorporation, dated October 31, 2012	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 31, 2012, File No. 11774

3.2	Amended and Restated By-laws, dated November 9, 2015	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 9, 2015, File No. 11774

4.1	Amended and Restated Rights Agreement dated October 31, 2012, between the Company and Broadridge Issuer Solutions, Inc., as Rights Agent, dated October 31, 2012	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 2, 2012, File No. 11774

10.1(a)*	2001 Stock Option and Restricted Stock Plan, as amended and restated effective May 17, 2006	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 23, 2006, File No. 11774

10.1(b)*	Form of Stock Appreciation Rights Award Agreement under 2001 Stock Option and Restricted Stock Plan	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 23, 2006, File No. 11774

10.1(c)*	Form of Stock Appreciation Rights Agreement under 2001 Stock Option and Restricted Stock Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2009, File No. 11774

10.2*	Amended and Restated Employment Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.3*	Amended and Restated Employment Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.4*	Amended and Restated Employment Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.5*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.6*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.7*	Death Benefit Plan Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.8*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.9*	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.10(a)*	2009 Stock Appreciation Right Plan effective March 2, 2009	Incorporated by reference to Appendix A to the Proxy Statement dated May 26, 2009, File No. 11774

10.10(b)*	Form of Stock Appreciation Rights Agreement under 2009 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2011, File No. 11774

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement