Form 10-Q
period 2016-03-31
INVESTORS TITLE CO
filed 2016-05-06
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes         No     X

As of April 15, 2016, there were 1,931,334 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2016 and December 31, 2015
(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016: $101,325,609; 2015: $102,015,826)	$106,383,823	$106,066,384
Equity securities, available-for-sale, at fair value (cost: 2016: $23,962,393; 2015: $23,855,873)	37,681,569	37,513,464
Short-term investments	7,520,069	6,865,406
Other investments	8,814,605	10,106,828
Total investments	160,400,066	160,552,082

Cash and cash equivalents	21,873,731	21,790,068
Premium and fees receivable	6,940,127	8,392,697
Accrued interest and dividends	1,320,942	1,004,126
Prepaid expenses and other assets	8,267,670	12,634,105
Property, net	7,502,745	7,148,951
Current income taxes recoverable	1,036,309	—
Total Assets	$207,341,590	$211,522,029

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$37,397,000	$37,788,000
Accounts payable and accrued liabilities	18,768,195	25,043,588
Current income taxes payable	—	210,355
Deferred income taxes, net	7,762,160	5,703,006
Total liabilities	63,927,355	68,744,949

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000,000 authorized shares; 1,932,291 and 1,949,797 shares issued and outstanding 2016 and 2015, respectively, excluding 291,676 shares for 2016 and 2015 of common stock held by the Company's subsidiary)	1	1
Retained earnings	131,132,279	131,186,866
Accumulated other comprehensive income	12,184,336	11,483,015
Total stockholders’ equity attributable to the Company	143,316,616	142,669,882
Noncontrolling interests	97,619	107,198
Total stockholders' equity	143,414,235	142,777,080
Total Liabilities and Stockholders’ Equity	$207,341,590	$211,522,029

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Net premiums written	$21,508,997	$24,962,041
Investment income – interest and dividends	1,151,011	1,178,039
Net realized gain on investments	149,830	14,803
Other	2,052,184	2,146,926
Total Revenues	24,862,022	28,301,809

Operating Expenses:
Commissions to agents	11,532,882	14,596,539
Provision for claims	15,959	786,612
Salaries, employee benefits and payroll taxes	7,471,951	7,277,449
Office occupancy and operations	1,493,860	1,304,221
Business development	480,390	486,975
Filing fees, franchise and local taxes	230,054	216,643
Premium and retaliatory taxes	311,831	476,591
Professional and contract labor fees	538,653	584,107
Other	202,981	203,548
Total Operating Expenses	22,278,561	25,932,685

Income before Income Taxes	2,583,461	2,369,124

Provision for Income Taxes	779,000	643,000

Net Income	1,804,461	1,726,124

Net Loss Attributable to Noncontrolling Interests	9,579	—

Net Income Attributable to the Company	$1,814,040	$1,726,124

Basic Earnings per Common Share	$0.94	$0.86

Weighted Average Shares Outstanding – Basic	1,934,318	2,012,738

Diluted Earnings per Common Share	$0.93	$0.86

Weighted Average Shares Outstanding – Diluted	1,940,963	2,018,504

Cash Dividends Paid per Common Share	$0.16	$0.08

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$1,804,461	$1,726,124
Other comprehensive income, before tax:
Amortization related to prior year service cost	—	1,097
Amortization of unrecognized loss	2,235	879
Unrealized gains on investments arising during the period	1,212,525	287,765
Reclassification adjustment for sales of securities included in net income	(186,079)	(8,803)
Reclassification adjustment for write-downs of securities included in net income	42,794	—
Other comprehensive income, before tax	1,071,475	280,938
Income tax expense related to postretirement health benefits	760	672
Income tax expense related to unrealized gains on investments arising during the period	419,586	103,538
Income tax benefit related to reclassification adjustment for sales of securities included in net income	(64,860)	(3,009)
Income tax expense related to reclassification adjustment for write-downs of securities included in net income	14,668	—
Net income tax expense on other comprehensive income	370,154	101,201
Other comprehensive income	701,321	179,737
Comprehensive Income	$2,505,782	$1,905,861
Comprehensive loss attributable to noncontrolling interests	9,579	—
Comprehensive Income Attributable to the Company	$2,515,361	$1,905,861

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2015	2,023,270	$1	$124,707,196	$12,856,509	$—	$137,563,706
Net income attributable to the Company			1,726,124			1,726,124
Dividends ($0.08 per share)			(160,957)			(160,957)
Shares of common stock repurchased and retired	(15,036)		(1,069,185)			(1,069,185)
Stock options and stock appreciation rights exercised	2,192		54,988			54,988
Share-based compensation expense			32,600			32,600
Amortization related to postretirement health benefits				1,304		1,304
Net unrealized gain on investments				178,433		178,433
Income tax benefit from share-based compensation			26,875			26,875
Balance, March 31, 2015	2,010,426	$1	$125,317,641	$13,036,246	$—	$138,353,888

Balance, January 1, 2016	1,949,797	$1	$131,186,866	$11,483,015	$107,198	$142,777,080
Net income attributable to the Company			1,814,040			1,814,040
Dividends ($0.16 per share)			(309,104)			(309,104)
Shares of common stock repurchased and retired	(18,795)		(1,626,668)			(1,626,668)
Stock options and stock appreciation rights exercised	1,289		(200)			(200)
Share-based compensation expense			35,053			35,053
Amortization related to postretirement health benefits				1,475		1,475
Net unrealized gain on investments				699,846		699,846
Net loss attributable to noncontrolling interests					(9,579)	(9,579)
Income tax benefit from share-based compensation			32,292			32,292
Balance, March 31, 2016	1,932,291	$1	$131,132,279	$12,184,336	$97,619	$143,414,235

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$1,804,461	$1,726,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	342,590	220,321
Amortization, net	196,875	182,230
Amortization related to postretirement benefits obligation	2,235	1,976
Share-based compensation expense related to stock options	35,053	32,600
Net gain on the disposals of property	(3,701)	(18,891)
Net realized gain on investments	(149,830)	(14,803)
Net loss (earnings) from other investments	24,263	(246,105)
Provision for claims	15,959	786,612
Provision for deferred income taxes	1,689,000	296,000
Changes in assets and liabilities:
Decrease in receivables	1,452,570	304,994
Decrease (increase) in other assets	4,032,198	(664,709)
Increase in current income taxes recoverable	(1,036,309)	—
Decrease in accounts payable and accrued liabilities	(6,275,393)	(2,810,752)
(Increase) decrease in current income taxes payable	(210,355)	195,069
Payments of claims, net of recoveries	(406,959)	(400,612)
Net cash provided by (used in) operating activities	1,512,657	(409,946)

Investing Activities
Purchases of available-for-sale securities	(3,583,240)	(241,882)
Purchases of short-term investments	(1,974,677)	(2,184,144)
Purchases of other investments	(473,174)	(346,693)
Proceeds from sales and maturities of available-for-sale securities	4,130,767	3,056,743
Proceeds from sales and maturities of short-term investments	1,320,014	360,807
Proceeds from sales and distributions of other investments	1,741,134	1,304,877
Proceeds from sales of other assets	6,545	6,000
Purchases of property	(701,184)	(610,926)
Proceeds from the sale of property	8,501	26,000
Net cash provided by investing activities	474,686	1,370,782

Financing Activities
Repurchases of common stock	(1,626,668)	(1,069,185)
Exercises of stock options and SARs	(200)	54,988
Excess tax benefits related to exercise of stock options and SARs	32,292	26,875
Dividends paid	(309,104)	(160,957)
Net cash used in financing activities	(1,903,680)	(1,148,279)

Net Increase (Decrease) in Cash and Cash Equivalents	83,663	(187,443)
Cash and Cash Equivalents, Beginning of Period	21,790,068	15,826,515
Cash and Cash Equivalents, End of Period	$21,873,731	$15,639,072

Consolidated Statements of Cash Flows, continued
	Three Months Ended March 31,
	2016	2015
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$1,926,400	$125,000
Non Cash Investing and Financing Activities:
Non cash net unrealized gain on investments, net of deferred tax benefit of $(369,394) and $(100,529) for 2016 and 2015, respectively	$(699,846)	$(178,433)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2015 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Recently Issued Accounting Standards – In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718). ASU 2016-09 updated guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The amendments of this update are effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 updated guidance to improve financial reporting for leasing transactions. The core principle of the guidance is that lessees will be required to recognize assets and liabilities on the balance sheet for all leases with terms of more than 12 months. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from current GAAP, with some targeted improvements. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, both lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments of this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating whether or not the recently issued accounting standard will have a material impact on the Company's financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 updated guidance to enhance the reporting model for financial instruments. Among the main principles of the guidance applicable to the Company are provisions to: require equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, noting that when a qualitative assessment indicates that impairment exists that an entity is required to measure the investment at fair value; eliminate the requirement to disclose methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost; require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and financial liabilities by measuring category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments of this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will be required to apply the amendments of this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with the amendments related to equity securities without readily determinable fair values being applied prospectively to equity investments that exist as of the date of adoption. The guidance is expected to have a material impact on the Company’s financial condition and results of operations once effective, primarily resulting from fluctuations in security exchanges or markets.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 updated guidance to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and provide a scope exception from consolidation guidance for reporting entities that are required to comply with or operate in accordance with certain requirements similar to those for registered money market funds. For public entities, this update was effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company adopted this update on January 1, 2016 with no impact to the Company's financial position or results of operations. Certain investments previously considered voting interest entities are considered VIEs under this update. However, since the Company is not considered the primary beneficiary, none of the investments are consolidated. Refer to Note 7 for additional disclosure.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update originally became effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 updated guidance to defer the effective date of the standard by one year. Early adoption is not permitted, although public entities are permitted to elect to adopt the amendments on the original effective date. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

Note 2 – Reserves for Claims

Transactions in the reserves for claims for the three months ended March 31, 2016 and the year ended December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015
Balance, beginning of period	$37,788,000	$36,677,000
Provision, charged to operations	15,959	4,478,494
Payments of claims, net of recoveries	(406,959)	(3,367,494)
Ending balance	$37,397,000	$37,788,000

The total reserve for all reported and unreported losses the Company incurred through March 31, 2016 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2016. Management continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	March 31, 2016%		December 31, 2015%
Known title claims	$4,965,800	13.3	$5,066,469	13.4
IBNR	32,431,200	86.7	32,721,531	86.6
Total loss reserves	$37,397,000	100.0	$37,788,000	100.0

Claims and losses paid are charged to the reserves for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the Company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

Note 3 – Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future services that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in retained earnings, if any, are assumed to be used to repurchase shares in the current period. The number of incremental dilutive potential common shares, calculated using the treasury stock method, was 6,645 and 5,766 for the three months ended March 31, 2016 and 2015, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,
	2016	2015
Net income attributable to the Company	$1,814,040	$1,726,124
Weighted average common shares outstanding – Basic	1,934,318	2,012,738
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	6,645	5,766
Weighted average common shares outstanding – Diluted	1,940,963	2,018,504
Basic earnings per common share	$0.94	$0.86
Diluted earnings per common share	$0.93	$0.86

There were no potential shares excluded from the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015, as all share-based awards were "in-the-money."

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

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2015	21,000	$51.30	3.64	$453,510
SARs granted	4,500	73.00
SARs exercised	(2,000)	47.88
Options exercised	(1,500)	36.79
Outstanding as of December 31, 2015	22,000	$57.04	3.93	$945,055
SARs granted	—	—
SARs exercised	(2,000)	32.00
Outstanding as of March 31, 2016	20,000	$59.55	4.03	$630,455

Exercisable as of March 31, 2016	20,000	$59.55	4.03	$630,455

There was approximately $35,000 and $33,000 of compensation expense relating to SARs or options vesting on or before March 31, 2016 and 2015, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of March 31, 2016, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$22,391,723	$1,572,155	$(402,697)	$23,561,181
Investment income	1,054,786	142,893	(46,668)	1,151,011
Net realized gain on investments	93,929	55,901	—	149,830
Total revenues	$23,540,438	$1,770,949	$(449,365)	$24,862,022
Operating expenses	21,096,917	1,566,921	(385,277)	22,278,561
Income before income taxes	$2,443,521	$204,028	$(64,088)	$2,583,461
Total assets	$159,904,411	$47,437,179	$—	$207,341,590

Three Months Ended March 31, 2015	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$25,995,525	$1,464,157	$(350,715)	$27,108,967
Investment income	1,050,775	150,598	(23,334)	1,178,039
Net realized gain on investments	14,379	424	—	14,803
Total revenues	$27,060,679	$1,615,179	$(374,049)	$28,301,809
Operating expenses	24,597,471	1,668,508	(333,294)	25,932,685
Income (loss) before income taxes	$2,463,208	$(53,329)	$(40,755)	$2,369,124
Total assets	$150,689,425	$46,307,485	$—	$196,996,910

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $8,391,000 and $7,818,000 as of March 31, 2016 and December 31, 2015, respectively. The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets. The following sets forth the net periodic benefits cost for the executive benefits for the periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Service cost – benefits earned during the year	$2,545	$4,187
Interest cost on the projected benefit obligation	8,781	7,693
Amortization of unrecognized prior service cost	—	1,097
Amortization of unrecognized losses	2,235	879
Net periodic benefits costs	$13,561	$13,856

Note 6 – Fair Value Measurement

Valuation of Financial Assets and Liabilities

The FASB has established a valuation hierarchy for disclosure of the inputs used to measure estimated fair value of financial assets and liabilities, such as securities. This hierarchy categorizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

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

Debt and Equity Securities

The Level 1 category includes equity securities that are measured at estimated fair value using quoted active market prices.

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds. Estimated fair value is principally based on market values obtained from a third party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of March 31, 2016 and December 31, 2015, the Company did not adjust any Level 2 fair values.

A number of the Company’s investment grade corporate bonds are frequently traded in active markets, and trading prices are consequently available for these securities. However, these securities are classified as Level 2 because the pricing service from which the Company has obtained estimated fair values for these instruments uses valuation models that use observable market inputs in addition to trading prices. Substantially all of the input assumptions used in the service’s model are observable in the marketplace or can be derived or supported by observable market data.

The Level 3 category only includes the Company's investments in student loan auction securities ("ARS") because quoted prices are unavailable due to failed auctions. The Company’s ARS portfolio, which was comprised entirely of an investment grade student loan ARS, was sold during the first quarter of 2016. The par value of this security was $1,000,000 as of December 31, 2015, with approximately 97.0% guaranteed by the U.S. Department of Education.

Some of the inputs to ARS valuation are unobservable in the market and are significant – therefore, the Company utilized another third party pricing service to assist in the determination of the estimated fair market value of these securities. This service used a proprietary valuation model that considered factors such as the following: the financial standing of the issuer; reported prices and the extent of public trading in similar financial instruments of the issuer or comparable companies; the ability of the issuer to obtain required financing; changes in the economic conditions affecting the issuer; pricing by other dealers in similar securities; time to maturity; and interest rates. The pricing service provided a range of values to the Company for its ARS. The Company recorded the estimated fair value based on the midpoint of the range and believes that this valuation is the most reasonable estimate of fair value. In 2015, the difference in the low and high values of the ranges was approximately one to four percent of the carrying value of the Company’s ARS.

The following table presents, by level, the financial assets carried at estimated fair value measured on a recurring basis as of March 31, 2016 and December 31, 2015. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value. Level 3 assets are comprised solely of ARS.

As of March 31, 2016	Level 1	Level 2	Level 3	Total
Short-term investments	$7,520,069	$—	$—	$7,520,069
Equity securities:
Common stock	37,681,569	—	—	37,681,569
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	88,650,329	—	88,650,329
Corporate debt securities*	—	17,733,494	—	17,733,494
Total	$45,201,638	$106,383,823	$—	$151,585,461

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Short-term investments	$6,865,406	$—	$—	$6,865,406
Equity securities:
Common stock	37,513,464	—	—	37,513,464
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	87,640,140	—	87,640,140
Corporate debt securities*	—	17,486,344	939,900	18,426,244
Total	$44,378,870	$105,126,484	$939,900	$150,445,254

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

The carrying amounts and estimated fair values of these financial instruments (please note investments carried at estimated fair value are disclosed in a previous table) as of March 31, 2016 and December 31, 2015 are presented in the following table:

As of March 31, 2016	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$21,873,731	$21,873,731	$21,873,731	$—	$—
Cost-basis investments	3,727,074	4,135,512	—	—	4,135,512
Accrued dividends and interest	1,320,942	1,320,942	1,320,942	—	—
Total	$26,921,747	$27,330,185	$23,194,673	$—	$4,135,512

As of December 31, 2015	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$21,790,068	$21,790,068	$21,790,068	$—	$—
Cost-basis investments	3,588,314	3,684,020	—	—	3,684,020
Accrued dividends and interest	1,004,126	1,004,126	1,004,126	—	—
Total	$26,382,508	$26,478,214	$22,794,194	$—	$3,684,020

The following table presents a reconciliation of the Company’s assets measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the period ended March 31, 2016 and the year ended December 31, 2015:

Changes in fair value during the period ended:	2016	2015
Beginning balance at January 1	$939,900	$939,100
Redemptions and sales	(1,000,000)	—
Realized gain – included in net realized gain on investments	74,996	—
Unrealized (loss) gain – included in other comprehensive income	(14,896)	800
Ending balance, net	$—	$939,900

Certain cost-basis investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than-temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of March 31, 2016 and December 31, 2015. The following table summarizes the corresponding estimated fair value hierarchy of such investments at March 31, 2016 and December 31, 2015 and the related impairments recognized:

As of March 31, 2016	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	No	$—	$—	$—	$—	$—
Total cost-basis investments			$—	$—	$—	$—	$—

As of December 31, 2015	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$163,350	$163,350	$(233,069)
Total cost-basis investments			$—	$—	$163,350	$163,350	$(233,069)

Note 7 – Investments

Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

As of March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$32,257,800	$1,110,229	$13,243	$33,354,786
Special revenue issuer obligations of U.S. states, territories and political subdivisions	52,061,731	3,234,721	909	55,295,543
Corporate debt securities	17,006,078	727,908	492	17,733,494
Total	$101,325,609	$5,072,858	$14,644	$106,383,823
Equity securities, available-for-sale, at fair value:
Common stocks	$23,962,393	$13,807,635	$88,459	$37,681,569
Total	$23,962,393	$13,807,635	$88,459	$37,681,569
Short-term investments:
Money market funds and certificates of deposit	$7,520,069	$—	$—	$7,520,069
Total	$7,520,069	$—	$—	$7,520,069

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$31,883,439	$987,595	$11,734	$32,859,300
Special revenue issuer obligations of U.S. states, territories and political subdivisions	52,202,815	2,604,152	26,127	54,780,840
Corporate debt securities	17,004,985	539,832	58,473	17,486,344
Auction rate securities	924,587	15,313	—	939,900
Total	$102,015,826	$4,146,892	$96,334	$106,066,384
Equity securities, available-for-sale, at fair value:
Common stocks and nonredeemable preferred stocks	$23,855,873	$13,785,968	$128,377	$37,513,464
Total	$23,855,873	$13,785,968	$128,377	$37,513,464
Short-term investments:
Money market funds and certificates of deposit	$6,865,406	$—	$—	$6,865,406
Total	$6,865,406	$—	$—	$6,865,406

The special revenue category for both periods presented includes at least 50 individual bonds with revenue sources from a variety of municipal sectors.

The scheduled maturities of fixed maturity securities at March 31, 2016 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$11,488,568	$11,607,930
Due after one year through five years	43,806,261	45,722,867
Due five years through ten years	44,039,421	46,529,077
Due after ten years	1,991,359	2,523,949
Total	$101,325,609	$106,383,823

Realized gains and losses on investments for the three months ended March 31 are summarized as follows:

	2016	2015
Gross realized gains from securities:
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$160	$—
Corporate debt securities	—	999
Common stocks and nonredeemable preferred stocks	227,960	8,200
Auction rate securities	74,996	—
Total	$303,116	$9,199
Gross realized losses from securities:
General obligations of U.S. states, territories and political subdivisions	$—	$(396)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	(85)	—
Common stocks and nonredeemable preferred stocks	(116,952)	—
Other than temporary impairment of securities	(42,794)	—
Total	$(159,831)	$(396)
Net realized gain from securities	$143,285	$8,803
Net realized gain on other investments:
Gains on other investments	6,545	6,000
Total	$6,545	$6,000
Net realized gain on investments	$149,830	$14,803

Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the fair value of the securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
As of March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$1,122,050	$(143)	$1,070,310	$(13,100)	$2,192,360	$(13,243)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	893,506	(909)	—	—	893,506	(909)
Corporate debt securities	890,520	(492)	—	—	890,520	(492)
Total fixed income securities	$2,906,076	$(1,544)	$1,070,310	$(13,100)	$3,976,386	$(14,644)
Equity securities	$2,123,918	$(88,459)	$—	$—	$2,123,918	$(88,459)
Total temporarily impaired securities	$5,029,994	$(90,003)	$1,070,310	$(13,100)	$6,100,304	$(103,103)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$1,758,345	$(11,734)	$—	$—	$1,758,345	$(11,734)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,672,217	(5,139)	1,183,963	(20,989)	2,856,180	(26,128)
Corporate debt securities	6,981,275	(58,472)	—	—	6,981,275	(58,472)
Total fixed income securities	$10,411,837	$(75,345)	$1,183,963	$(20,989)	$11,595,800	$(96,334)
Equity securities	$5,533,667	$(128,377)	$—	$—	$5,533,667	$(128,377)
Total temporarily impaired securities	$15,945,504	$(203,722)	$1,183,963	$(20,989)	$17,129,467	$(224,711)

As of March 31, 2016, the Company held $3,976,386 in fixed maturity securities with unrealized losses of $14,644. As of December 31, 2015, the Company held $11,595,800 in fixed maturity securities with unrealized losses of $96,334. The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities. Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of March 31, 2016, the Company held $2,123,918 in equity securities with unrealized losses of $88,459. As of December 31, 2015, the Company held $5,533,667 in equity securities with unrealized losses of $128,377. The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary. Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 11 and 30 securities had unrealized losses at March 31, 2016 and December 31, 2015, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded other-than-temporary impairment charges for debt and equity investments in the amount of $42,794 for the three months ended March 31, 2016 and no other-than-temporary impairment charges for debt and equity investments for the three months ended March 31, 2015. Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

Variable Interest Entities

The Company holds investments in VIEs that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs as of March 31, 2016:

Type of Investment	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LP's	Other investments	$969,153	$969,153	$1,325,000
Real estate LLC's or LP's	Other investments	3,481,576	3,688,921	6,150,000
Small business investment LP's	Other investments	2,127,376	2,029,385	1,800,000
Total		$6,578,105	$6,687,459	$9,275,000

(a)
Maximum potential loss is calculated as the total investment in the LLC or LP including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $172,381,000 and $171,010,000 as of March 31, 2016 and December 31, 2015, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Agency Relationship – On July 1, 2015, Title Resource Group LLC's wholly owned subsidiary, title insurer Texas American Title Company, acquired the assets of ITCOA, LLC, which does business throughout Texas as Independence Title. For the three months ended March 31, 2016 and the twelve months ended December 31, 2015 and 2014, Independence Title originated 5.5%, 10.3% and 23.6%, respectively, of the net premiums written for the Company. Independence Title is under no legal commitment to remit a minimum amount of premiums to the Company, and could cease doing so at any time. A continued significant decline in business originated by Independence Title for the Company, whether due to that business being diverted to its new title insurer owner or otherwise, could have a material negative impact on the Company's premiums written. Any reduction in premiums would be largely offset by related reductions in commissions, premium and income taxes, the provision for claims and other operating expenses. The Company did not have any ownership interest in Independence Title before or after the July 1, 2015 acquisition by Texas American Title Company.

Note 9 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of March 31, 2016	As of December 31, 2015
Consolidated Balance Sheets
Other investments	$5,088,000	$6,519,000
Premiums and fees receivable	$71,000	$719,000

Financial Statement Classification,	For the Three Months Ended March 31,
Consolidated Statements of Income	2016	2015
Net premiums written	$2,743,000	$3,056,000
Other income	$126,000	$403,000
Commissions to agents	$1,848,000	$2,132,000

Note 10 – Acquisitions

Effective August 1, 2015, a subsidiary of the Company, ITIC, acquired a 20% ownership interest in 1st Investors Title Agency, LLC ("1st Investors") for a purchase price of $72,600. 1st Investors, a Michigan limited liability company, is an insurance agency doing business in the State of Michigan. Prior to August 1, 2015, the Company had an ownership interest in 1st Investors of 45%. The Company's Consolidated Financial Statements include the accounts and operations of 1st Investors, based on the Company's resulting 65% ownership interest at August 1, 2015. ITIC's purchase of 1st Investors was accounted for using the acquisition method required by ASC 805, Business Combinations. There were no intangible assets or goodwill recorded as a result of the acquisition. A reconciliation of the noncontrolling interest equity of 1st Investors is presented in the Consolidated Statements of Stockholders' Equity.

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

The Company recognized the required identifiable intangible assets of United. There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service. At the closing of the initial acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships. The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated. The referral relationships are being amortized over a 12-year period using the straight-line method. At March 31, 2016 and December 31, 2015, accumulated amortization of intangible assets was $278,736 and $261,315, respectively. Net intangible assets of $1,203,164 and $1,220,585 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amount may not be recoverable, and therefore determined that the intangible assets assigned to United were not impaired at March 31, 2016.

Note 11 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,597,741	$(114,726)	$11,483,015
Other comprehensive income before reclassifications	792,939	—	792,939
Amounts reclassified from accumulated other comprehensive income	(93,093)	1,475	(91,618)
Net current-period other comprehensive income	699,846	1,475	701,321
Ending balance	$12,297,587	$(113,251)	$12,184,336

Three Months Ended March 31, 2015	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$12,934,497	$(77,988)	$12,856,509
Other comprehensive income before reclassifications	184,227	—	184,227
Amounts reclassified from accumulated other comprehensive income	(5,794)	1,304	(4,490)
Net current-period other comprehensive income	178,433	1,304	179,737
Ending balance	$13,112,930	$(76,684)	$13,036,246

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$186,079
Other-than-temporary impairments	(42,794)
Total	$143,285	Net realized gain on investments
Tax	(50,192)	Provision for Income Taxes
Net of Tax	$93,093
Amortization related to postretirement benefit plans:
Unrecognized loss	(2,235)
Total	$(2,235)	(a)
Tax	760	Provision for Income Taxes
Net of Tax	$(1,475)
Reclassifications for the period	$91,618

Three Months Ended March 31, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$8,803
Other-than-temporary impairments	—
Total	$8,803	Net realized gain on investments
Tax	(3,009)	Provision for Income Taxes
Net of Tax	$5,794
Amortization related to postretirement benefit plans:
Prior year service cost	$(1,097)
Unrecognized loss	(879)
Total	$(1,976)	(a)
Tax	672	Provision for Income Taxes
Net of Tax	$(1,304)
Reclassifications for the period	$4,490

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 2015 Annual Report on Form 10-K should be read in conjunction with the following discussion since it contains information which is important for evaluating the Company's operating results and financial condition. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual results may vary.

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC"). Total revenues from the title segment accounted for 93.9% of the Company's revenues for the three months ended March 31, 2016. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

There are two basic types of title insurance policies – one for the mortgage lender and one for the real estate owner.  A lender often requires the property owner to purchase a lender’s title insurance policy to protect its position as a holder of a mortgage loan, but the lender’s title insurance policy does not protect the property owner.  The property owner has to purchase a separate owner’s title insurance policy to protect its investment.  When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property.  If a covered claim is made against real property, title insurance provides indemnification against insured defects.
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

Business Trends and Recent Conditions

The United States economy has been gradually recovering from the economic downturn that began in 2008. Housing values have been rebounding, the economy is growing and the unemployment rate has been declining. Since the downturn began, many governmental agencies have implemented various initiatives designed to stimulate the economy, to improve consumer confidence and to aid in economic recovery. The following programs still continue to impact the current economic environment.
Current Initiatives
In efforts to provide transparency and improve market stability, the Federal Open Market Committee ("FOMC") of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. The Committee voted at the March 2016 meeting to maintain the rates set in December 2015. Any future adjustments to the rate will be based on realized and expected economic developments to achieve maximum employment and 2 percent inflation. The FOMC anticipates future economic conditions to evolve in ways that will warrant gradual increases, and that for some time, the federal funds rate is expected to be below long range levels.
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

On November 20, 2013, the Consumer Financial Protection Bureau (“CFPB”), which enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance governing the real estate settlement industry, released a final rule to integrate mortgage disclosures under the RESPA and the Truth in Lending Act (“TILA”). The final rule went into effect on October 3, 2015. Under this rule, the early disclosure forms required by TILA and the good faith estimate required by RESPA have been combined into one form, titled the Loan Estimate. The final disclosure required by TILA and the HUD-1 settlement statement required by RESPA have been combined into one form, titled the Closing Disclosure. The Company actively prepared for any anticipated effect this rule would have on both its direct and agency operations, with respect to its processes and procedures, systems and compliance costs. The measures adopted by the Company to comply with the final rule did not have a material impact on the Company's financial position and results of operations.
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
Real Estate Environment
The economy as a whole is expanding and there has been a steady reduction in unemployment. The Mortgage Bankers Association's (“MBA”) March 17, 2016 Economic Forecast predicts 2016 overall economic growth of approximately 2.2% with continued improvement in employment as the unemployment rate is expected to trend down to approximately 4.7%.
The MBA March 17, 2016 Mortgage Finance Forecast projects 2016 purchase activity to increase 10.4% to $973 billion and refinance activity to decrease 26.6% to $550 billion, resulting in a decrease in total mortgage originations of 6.6% to $1,523 billion, all from 2015 levels. In 2015, refinance activity accounted for 46.0% of all mortgage originations and is projected to represent 36.1% of all mortgage originations in 2016.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.7% for the three months ended March 31, 2016 and 2015. According to the MBA Forecast, refinancing is expected to be lower in 2016 as mortgage interest rates continue to climb to a projected 4.3% in the fourth quarter of 2016.
Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three months ended March 31, 2016, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.

Results of Operations

The following table presents certain income statement data for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Revenues:
Net premiums written	$21,508,997	$24,962,041
Investment income – interest and dividends	1,151,011	1,178,039
Net realized gain on investments	149,830	14,803
Other	2,052,184	2,146,926
Total Revenues	24,862,022	28,301,809

Operating Expenses:
Commissions to agents	11,532,882	14,596,539
Provision for claims	15,959	786,612
Salaries, employee benefits and payroll taxes	7,471,951	7,277,449
Office occupancy and operations	1,493,860	1,304,221
Business development	480,390	486,975
Filing fees, franchise and local taxes	230,054	216,643
Premium and retaliatory taxes	311,831	476,591
Professional and contract labor fees	538,653	584,107
Other	202,981	203,548
Total Operating Expenses	22,278,561	25,932,685

Income before Income Taxes	2,583,461	2,369,124

Provision for Income Taxes	779,000	643,000

Net Income Attributable to the Company	$1,814,040	$1,726,124
Insurance and Other Services Revenues

Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income and exchange services income. Investment income and realized investment gains and losses are not included in insurance and other services revenues and are discussed separately under “Investment Related Revenues” below.

Title Policies: Title policies issued decreased 7.9% in the first three months of 2016 to 44,535 compared with 48,357 title policies in the same period in 2015. The decrease in title policies from 2015 is primarily attributable to lower transaction volume, but with a mix more heavily weighted toward higher-margin purchase business.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	%	2015	%
Home and Branch	$5,477,657	25.5%	$5,605,764	22.5%
Agency	16,031,340	74.5%	19,356,277	77.5%
Total	$21,508,997	100.0%	$24,962,041	100.0%

Home and Branch Office Net Premiums: In the Company's home and branch operations, the Company issues the title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations slightly decreased 2.3% for the three months ended March 31, 2016 compared with the prior year period. All of the Company's home office operations and the majority of its branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina title insurance policies.

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

Agency net premiums written decreased 17.2% for the three months ended March 31, 2016 compared with the prior year period. The decrease in agency premiums was primarily attributable to a decrease in the amount of premiums written from a few larger agents, particularly one agent in the Texas market that was acquired by another title insurer in the second quarter of 2015. For further details of this agency relationship, refer to Note 8 to the Notes to the Consolidated Financial Statements herein.

Following is a schedule of net premiums written for the three months ended March 31, 2016 and 2015 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently write insurance:

	Three Months Ended March 31,
State	2016	2015
North Carolina	$7,320,753	$7,306,227
Texas	4,453,618	7,504,129
South Carolina	2,553,741	2,220,225
Georgia	1,878,696	1,249,569
Virginia	1,255,912	1,227,776
All Others	4,037,679	5,486,890
Premiums	21,500,399	24,994,816
Reinsurance Assumed	—	9,994
Reinsurance Ceded	8,598	(42,769)
Net Premiums Written	$21,508,997	$24,962,041

During the quarter ended March 31, 2016, the North Carolina Rating Bureau, of which Investors Title Insurance Company is a member, filed new premium rates that took effect on April 1, 2016.   The new premium rates are expected to result in increased revenues from premiums written in North Carolina, and will likely have a material impact on the Company's results of operations.

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, state tax credit income and income related to the Company’s equity method investments. Other revenues were $2,052,184 for the three months ended March 31, 2016 compared with $2,146,926 for the prior year period. The decrease for the three months ended March 31, 2016, primarily related to decreases in earnings of unconsolidated affiliates and trust and investment management services revenue, partially offset by increases in revenue from state tax credits and exchange services income.

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
Investment income was $1,151,011 for the three months ended March 31, 2016 compared with $1,178,039 for the prior year period. The decrease in investment income for the three months ended March 31, 2016 was due to lower levels of interest received.

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
The net realized gain on investments was $149,830 for the three months ended March 31, 2016 compared with $14,803 for the prior year period. The net realized gain on investments for the three months ended March 31, 2016 includes impairment charges of $42,794 on certain investments and other assets that were deemed to be other-than-temporarily impaired, offset by a net realized gain on the sales of investments and other assets of $192,624. There were no impairments for the three months ended March 31, 2015. Management believes unrealized losses on remaining fixed income and equity securities at March 31, 2016 are temporary in nature.

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

Expenses

The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, office occupancy and operations and provision for claims. Operating expenses decreased 14.1% for the three months ended March 31, 2016 compared with the prior year period. For the three months ended March 31, 2016, expenses decreased primarily due to a decrease in commissions and the provision for claims.

Following is a summary of the Company's operating expenses for the three months ended March 31, 2016 and 2015. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended March 31,
	2016	%	2015	%
Title Insurance	$20,723,977	93.0%	$24,285,515	93.6%
All Other	1,554,584	7.0%	1,647,170	6.4%
Total	$22,278,561	100.0%	$25,932,685	100.0%

On a combined basis, after-tax profit margins were 7.3% for the three months ended March 31, 2016 and 6.1% for the three months ended March 31, 2015. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Total Company
Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees. Salaries, employee benefits and payroll taxes were $7,471,951 for the three months ended March 31, 2016 compared with $7,277,449 for the prior year period. On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 30.1% for the three months ended March 31, 2016 compared with 25.7% for the prior year period. The increase in payroll expenses for the three months ended March 31, 2016 primarily relate to normal inflationary increases in compensation and benefit costs.

Office Occupancy and Operations: Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Office occupancy and operations expenses were $1,493,860 for the three months ended March 31, 2016 compared with $1,304,221 for the prior year period. As a percentage of total revenues, office occupancy and operations expenses were 6.0% for the three months ended March 31, 2016 compared with 4.6% for the prior year period. The increases in expenses in 2016 primarily related to increases in depreciation and maintenance expenses.

Business Development: Business development expenses primarily include marketing and travel-related expenses. Business development expenses were $480,390 for the three months ended March 31, 2016 compared with $486,975 for the prior year period. Business development expenses decreased 1.4% for the three months ended March 31, 2016 compared with the prior year period. The decrease for the three months ended March 31, 2016 primarily related to a decline in marketing expenses.

Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes. Filing fees, franchise and local tax expenses were $230,054 for the three months ended March 31, 2016 compared with $216,643 for the prior year period.

Professional and Contract Labor Fees: Professional and contract labor fees were $538,653 for the three months ended March 31, 2016 compared with $584,107 for the prior year period. The decrease for the three months ended March 31, 2016 was primarily attributable to a decrease in consulting fees associated with the Company's ongoing software initiatives, partially offset by an increase in legal fees.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment. These amounts typically fluctuate in relation to transaction volume of the title segment and the trust division. Other expenses were $202,981 for the three months ended March 31, 2016 compared with $203,548 for the prior year period.

Title Insurance
Commissions: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents decreased 21.0% for the three months ended March 31, 2016 compared with the prior year period. Commission expense as a percentage of net premiums written by agents was 71.9% for the three months ended March 31, 2016 compared with 75.4% for the prior year period. Commission expense for the three months ended March 31, 2016 decreased primarily due to lower agent premiums. Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provision for Claims: The provision for claims as a percentage of net premiums written was 0.1% for the three months ended March 31, 2016 compared with 3.2% for the prior year period. The decrease in the provision for claims in the current quarter compared with the prior year period primarily related to favorable experience in recent policy years. Recent policy years continue to develop favorably, with the Company’s incurred losses for policy years 2011 through 2015 being below historical levels.

The decrease in the loss provision rate for the three months ended March 31, 2016 from the 2015 level resulted in approximately $662,000 less in reserves than would have been recorded at the higher 2015 level. Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $406,959 and $400,612 for the three months ended March 31, 2016 and 2015, respectively.

Reserves for Claims:  At March 31, 2016, the total reserve for claims was $37,397,000. Of that total, approximately $4,966,000 was reserved for specific claims, and approximately $32,431,000 was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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
Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium and retaliatory tax rates vary from state to state; accordingly, the total premium and retaliatory tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.4% for the three months ended March 31, 2016 compared with 1.9% for the prior year period.

Income Taxes

The provision for income taxes was $779,000 for the three months ended March 31, 2016 compared with $643,000 for the prior year period. Income tax expense as a percentage of earnings before income taxes was 30.2% for the three months ended March 31, 2016 compared with 27.1% for the prior period. The increase in the effective rate for 2016 compared with 2015 was primarily due to a higher proportion of taxable to tax-exempt income. The effective income tax rate for both 2016 and 2015 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through March 31, 2016 will be realized. However, this judgment could be impacted by further market fluctuations.

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
Cash Flows: Net cash flows provided by (used in) operating activities were $1,512,657 and $(409,946) for the three months ended March 31, 2016 and 2015, respectively. Cash flows from operating activities increased in 2016 from 2015, primarily due to decreases in other assets and receivables, and an increase in the provision for deferred taxes, partially offset by the timing of payable disbursements, an increase in income taxes recoverable, and a lower provision for claims.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the payment of dividends. In 2016, the Company had higher levels of investment purchase activity, proceeds from investing activities, repurchases of common stock and dividends paid compared with the year period.

The Company maintains a high degree of liquidity within its investment portfolio, classified as available for sale, in the form of cash, short-term investments and other readily marketable securities. As of March 31, 2016, the Company held cash and cash equivalents of $21,873,731, short-term investments of $7,520,069, fixed maturity securities of $106,383,823 and equity securities of $37,681,569. The net effect of all activities on total cash and cash equivalents was an increase of $83,663 in 2016 and a decrease of $187,443 in 2015.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of March 31, 2016, both ITIC and NTIIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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
Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company has purchased 18,795 shares for the three months ended March 31, 2016 and 15,036 for the same period in 2015 at an average per share price of $86.55 and $71.11, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures: Capital Expenditures were approximately $701,000 for three months ended March 31, 2016. In 2016, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverses exchange property held by the Company for the purpose of completing such transactions totaled approximately $172,381,000 and $171,010,000 as of March 31, 2016 and December 31, 2015, respectively. These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

•	the Company’s reliance upon North Carolina for a significant portion of its premiums;

•	compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;

•	the impact of governmental oversight of compliance by service providers, including insurance title insurance agents, with federal consumer financial laws;

•	possible downgrades from a rating agency, which could result in a loss of underwriting business;

•	the inability of the Company to manage, develop and implement technological advancements and prevent system interruptions or unauthorized system intrusions;

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

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider the possibility that actual results may differ materially from our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks.

No material changes in the Company’s market risk or market strategy occurred during the quarter ended March 31, 2016.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, the Company implemented changes to its premium accounting system used in financial reporting.  The upgrade was not made in response to any deficiency in the Company’s internal control over financial reporting.  Other than this upgrade, there were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1.

Item 1a.    Risk Factors

There have been no material changes in risks previously disclosed under Item 1a. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended March 31, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				496,580
January 2016	11,790	$86.32	11,790	484,790
February 2016	5,669	$86.61	5,669	479,121
March 2016	1,336	$88.26	1,336	477,785
Total:	18,795	$86.55	18,795	477,785

For the quarter ended March 31, 2016, the Company purchased an aggregate of 18,795 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  May 6, 2016