Form 10-Q
period 2016-06-30
INVESTORS TITLE CO
filed 2016-08-08
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes         No     X

As of July 18, 2016, there were 1,901,946 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2016 and December 31, 2015
(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016: $106,764,208; 2015: $102,015,826)	$113,672,233	$106,066,384
Equity securities, available-for-sale, at fair value (cost: 2016: $23,998,522; 2015: $23,855,873)	38,961,905	37,513,464
Short-term investments	2,665,302	6,865,406
Other investments	9,240,525	10,106,828
Total investments	164,539,965	160,552,082

Cash and cash equivalents	22,619,643	21,790,068
Premium and fees receivable	8,027,953	8,392,697
Accrued interest and dividends	1,067,546	1,004,126
Prepaid expenses and other assets	7,709,195	12,634,105
Property, net	7,827,159	7,148,951
Current income taxes recoverable	1,767,406	—
Total Assets	$213,558,867	$211,522,029

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$37,205,000	$37,788,000
Accounts payable and accrued liabilities	18,393,997	25,043,588
Current income taxes payable	—	210,355
Deferred income taxes, net	9,772,206	5,703,006
Total liabilities	65,371,203	68,744,949

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000,000 authorized shares; 1,916,216 and 1,949,797 shares issued and outstanding 2016 and 2015, respectively, excluding 291,676 shares for 2016 and 2015 of common stock held by the Company's subsidiary)	1	1
Retained earnings	133,878,480	131,186,866
Accumulated other comprehensive income	14,219,544	11,483,015
Total stockholders’ equity attributable to the Company	148,098,025	142,669,882
Noncontrolling interests	89,639	107,198
Total stockholders' equity	148,187,664	142,777,080
Total Liabilities and Stockholders’ Equity	$213,558,867	$211,522,029

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net premiums written	$29,790,232	$30,464,581	$51,299,229	$55,426,622
Investment income – interest and dividends	1,167,005	1,131,487	2,318,016	2,309,526
Net realized (loss) gain on investments	(14,828)	925,164	135,002	939,967
Other	2,885,302	2,960,575	4,937,486	5,107,501
Total Revenues	33,827,711	35,481,807	58,689,733	63,783,616

Operating Expenses:
Commissions to agents	15,674,346	16,898,691	27,207,228	31,495,230
Provision for claims	647,912	2,130,810	663,871	2,917,422
Salaries, employee benefits and payroll taxes	7,173,198	6,866,632	14,645,149	14,144,081
Office occupancy and operations	1,535,902	1,443,297	3,029,762	2,747,518
Business development	606,258	578,194	1,086,648	1,065,169
Filing fees, franchise and local taxes	267,103	221,098	497,157	437,741
Premium and retaliatory taxes	574,249	634,747	886,080	1,111,338
Professional and contract labor fees	537,446	680,483	1,076,099	1,264,590
Other	269,250	241,358	472,231	444,906
Total Operating Expenses	27,285,664	29,695,310	49,564,225	55,627,995

Income before Income Taxes	6,542,047	5,786,497	9,125,508	8,155,621

Provision for Income Taxes	2,012,000	1,666,000	2,791,000	2,309,000

Net Income	4,530,047	4,120,497	6,334,508	5,846,621

Net (Gain) Loss Attributable to Noncontrolling Interests	(667)	—	8,912	—

Net Income Attributable to the Company	$4,529,380	$4,120,497	$6,343,420	$5,846,621

Basic Earnings per Common Share	$2.36	$2.06	$3.29	$2.91

Weighted Average Shares Outstanding – Basic	1,923,213	2,004,698	1,928,766	2,008,718

Diluted Earnings per Common Share	$2.35	$2.05	$3.28	$2.90

Weighted Average Shares Outstanding – Diluted	1,928,625	2,009,495	1,935,325	2,013,878

Cash Dividends Paid per Common Share	$0.16	$0.08	$0.32	$0.16

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$4,530,047	$4,120,497	$6,334,508	$5,846,621
Other comprehensive income (loss), before tax:
Amortization related to prior year service cost	—	1,098	—	2,195
Amortization of unrecognized loss	2,235	878	4,470	1,757
Unrealized gains (losses) on investments arising during the period	3,075,089	(2,152,262)	4,287,614	(1,864,497)
Reclassification adjustment for sales of securities included in net income	(53,513)	(923,209)	(239,592)	(932,012)
Reclassification adjustment for write-downs of securities included in net income	72,444	11,149	115,238	11,149
Other comprehensive income (loss), before tax	3,096,255	(3,062,346)	4,167,730	(2,781,408)
Income tax expense related to postretirement health benefits	760	672	1,520	1,344
Income tax expense (benefit) related to unrealized gains (losses) on investments arising during the period	1,053,982	(739,627)	1,473,568	(636,089)
Income tax benefit related to reclassification adjustment for sales of securities included in net income	(18,372)	(314,742)	(83,232)	(317,751)
Income tax expense related to reclassification adjustment for write-downs of securities included in net income	24,677	3,800	39,345	3,800
Net income tax expense (benefit) on other comprehensive income (loss)	1,061,047	(1,049,897)	1,431,201	(948,696)
Other comprehensive income (loss)	2,035,208	(2,012,449)	2,736,529	(1,832,712)
Comprehensive Income	$6,565,255	$2,108,048	$9,071,037	$4,013,909
Comprehensive (income) loss attributable to noncontrolling interests	(667)	—	8,912	—
Comprehensive Income Attributable to the Company	$6,564,588	$2,108,048	$9,079,949	$4,013,909

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2015	2,023,270	$1	$124,707,196	$12,856,509	$—	$137,563,706
Net income attributable to the Company			5,846,621			5,846,621
Dividends ($0.16 per share)			(321,117)			(321,117)
Shares of common stock repurchased and retired	(24,432)		(1,747,322)			(1,747,322)
Stock options and stock appreciation rights exercised	2,192		54,988			54,988
Share-based compensation expense			67,654			67,654
Amortization related to postretirement health benefits				2,608		2,608
Net unrealized loss on investments				(1,835,320)		(1,835,320)
Income tax benefit from share-based compensation			26,875			26,875
Balance, June 30, 2015	2,001,030	$1	$128,634,895	$11,023,797	$—	$139,658,693

Balance, January 1, 2016	1,949,797	$1	$131,186,866	$11,483,015	$107,198	$142,777,080
Net income attributable to the Company			6,343,420			6,343,420
Dividends ($0.32 per share)			(616,677)			(616,677)
Shares of common stock repurchased and retired	(34,870)		(3,134,126)			(3,134,126)
Stock options and stock appreciation rights exercised	1,289		(200)			(200)
Share-based compensation expense			67,401			67,401
Amortization related to postretirement health benefits				2,950		2,950
Net unrealized gain on investments				2,733,579		2,733,579
Purchase of noncontrolling interest of subsidiary					(8,647)	(8,647)
Additional paid-in capital from purchase of noncontrolling interest of subsidiary			(496)			(496)
Net loss attributable to noncontrolling interests					(8,912)	(8,912)
Income tax benefit from share-based compensation			32,292			32,292
Balance, June 30, 2016	1,916,216	$1	$133,878,480	$14,219,544	$89,639	$148,187,664

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$6,334,508	$5,846,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	701,215	449,132
Amortization, net	408,010	364,520
Amortization related to postretirement benefits obligation	4,470	3,952
Share-based compensation expense related to stock options	67,401	67,654
Net loss (gain) on the disposals of property	9,314	(18,114)
Net realized gain on investments	(135,002)	(939,967)
Net earnings from other investments	(463,829)	(1,209,585)
Provision for claims	663,871	2,917,422
Provision for deferred income taxes	2,638,000	625,000
Changes in assets and liabilities:
Decrease (increase) in receivables	364,744	(836,421)
Decrease (increase) in other assets	4,826,648	(202,641)
Increase in current income taxes recoverable	(1,767,406)	—
Decrease in accounts payable and accrued liabilities	(6,649,591)	(1,390,662)
(Decrease) increase in current income taxes payable	(210,355)	331,716
Payments of claims, net of recoveries	(1,246,871)	(1,469,422)
Net cash provided by operating activities	5,545,127	4,539,205

Investing Activities
Purchases of available-for-sale securities	(11,310,308)	(3,471,184)
Purchases of short-term investments	(361,749)	(6,307,977)
Purchases of other investments	(922,855)	(858,464)
Purchase of noncontrolling interest of subsidiary	(9,143)	—
Proceeds from sales and maturities of available-for-sale securities	6,163,762	9,655,760
Proceeds from sales and maturities of short-term investments	4,561,853	296,830
Proceeds from sales and distributions of other investments	2,259,687	2,201,964
Proceeds from sales of other assets	10,649	19,104
Purchases of property	(1,419,392)	(1,144,333)
Proceeds from the sale of property	30,655	52,413
Net cash (used in) provided by investing activities	(996,841)	444,113

Financing Activities
Repurchases of common stock	(3,134,126)	(1,747,322)
Exercises of stock options and SARs	(200)	54,988
Excess tax benefits related to exercise of stock options and SARs	32,292	26,875
Dividends paid	(616,677)	(321,117)
Net cash used in financing activities	(3,718,711)	(1,986,576)

Net Increase in Cash and Cash Equivalents	829,575	2,996,742
Cash and Cash Equivalents, Beginning of Period	21,790,068	15,826,515
Cash and Cash Equivalents, End of Period	$22,619,643	$18,823,257

Consolidated Statements of Cash Flows, continued
	Six Months Ended June 30,
	2016	2015
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$2,099,000	$1,329,000
Non Cash Investing and Financing Activities:
Non cash net unrealized (gain) loss on investments, net of deferred tax (provision) benefit of $(1,429,681) and $950,040 for 2016 and 2015, respectively	$(2,733,579)	$1,835,320

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2015 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

Principles of Consolidation – The accompanying unaudited Consolidated Financial Statements include the accounts and operations of Investors Title Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Earnings attributable to noncontrolling interests in majority-owned title insurance agencies are recorded in the Consolidated Statements of Income. Noncontrolling interests representing the portion of equity not related to the Company's ownership interests are recorded in separate sections of the Consolidated Balance Sheets. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Recently Issued Accounting Standards – In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update broadens the information that an entity must consider in developing its expected credit loss estimates, and is meant to better reflect an entity’s current estimate of all expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). ASU 2016-09 updated guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The update is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 updated guidance to improve financial reporting for leasing transactions. The core principle of the guidance is that lessees will be required to recognize assets and liabilities on the balance sheet for all leases with terms of more than twelve months. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from current GAAP, with some targeted improvements. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, both lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted for all entities upon issuance. The Company is currently evaluating whether or not the recently issued accounting standard will have a material impact on the Company's financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 updated guidance to enhance the reporting model for financial instruments. Among the main principles of the guidance applicable to the Company are provisions to: require equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, noting that when a qualitative assessment indicates that impairment exists that an entity is required to measure the investment at fair value; eliminate the requirement to disclose methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost; require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and financial liabilities by measuring category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the provision requiring entities to recognize the fair value change from instrument-specific credit risk in other comprehensive income for financial liabilities measured using the fair value option in Accounting Standards Codification ("ASC") 825, and can be early adopted for financial statements of annual or interim periods that have not yet been issued or made available for issuance. The Company will be required to apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with the amendments related to equity securities without readily determinable fair values being applied prospectively to equity investments that exist as of the date of adoption. The guidance is expected to have a material impact on the Company’s financial condition and results of operations once effective, primarily resulting from fluctuations in security exchanges or markets.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 updated guidance to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and provide a scope exception from consolidation guidance for reporting entities that are required to comply with or operate in accordance with certain requirements similar to those for registered money market funds. For public entities, this update was effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company adopted this update on January 1, 2016 with no impact to the Company's financial position or results of operations. Certain investments previously considered voting interest entities are considered VIEs under this update. However, since the Company is not considered the primary beneficiary, none of the investments are consolidated. Refer to Note 6 for additional disclosure.

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

Note 2 – Reserves for Claims

Transactions in the reserves for claims for the six-month period ended June 30, 2016 and the year ended December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
Balance, beginning of period	$37,788,000	$36,677,000
Provision, charged to operations	663,871	4,478,494
Payments of claims, net of recoveries	(1,246,871)	(3,367,494)
Ending balance	$37,205,000	$37,788,000

The total reserve for all reported and unreported losses the Company incurred through June 30, 2016 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through June 30, 2016. Management continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	June 30, 2016%		December 31, 2015%
Known title claims	$4,889,191	13.1	$5,066,469	13.4
IBNR	32,315,809	86.9	32,721,531	86.6
Total loss reserves	$37,205,000	100.0	$37,788,000	100.0

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

Note 3 – Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; (b) the amount of compensation cost, if any, for future services that the Company has not yet recognized; and (c) the amount of estimated tax benefits that would be recorded in retained earnings, if any, are assumed to be used to repurchase shares in the current period. The number of incremental dilutive potential common shares, calculated using the treasury stock method, was 5,412 and 4,797 for the three-month periods ended June 30, 2016 and 2015, respectively and 6,559 and 5,160 for the six-month periods ended June 30, 2016 and 2015, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to the Company	$4,529,380	$4,120,497	$6,343,420	$5,846,621
Weighted average common shares outstanding – Basic	1,923,213	2,004,698	1,928,766	2,008,718
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	5,412	4,797	6,559	5,160
Weighted average common shares outstanding – Diluted	1,928,625	2,009,495	1,935,325	2,013,878
Basic earnings per common share	$2.36	$2.06	$3.29	$2.91
Diluted earnings per common share	$2.35	$2.05	$3.28	$2.90

There were 0 and 4,500 potential shares excluded from the computation of diluted earnings per share for the three-month periods ended June 30, 2016 and 2015, respectively. There were 4,500 potential shares excluded from the computation of diluted earnings per share for both the six-month periods ended June 30, 2016 and 2015, respectively. Potential shares that were excluded from the computations had exercise prices that were greater than the stock price and were therefore considered antidilutive.

The Company has adopted employee stock award plans under which restricted stock, and options or stock appreciation rights ("SARs") of the Company's stock may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant. There is currently one active plan from which the Company may grant share-based awards. The awards eligible to be granted under the active plan are limited to SARs, and the maximum aggregate number of shares of common stock of the Company available pursuant to the plan for the grant of SARs is 250,000 shares.

As of June 30, 2016, the only outstanding awards under the plans were SARs expiring in five to seven years from the date of grant, all of which vest and are exercisable within one year of the date of grant. All SARs issued to date have been share-settled only.

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2015	21,000	$51.30	3.64	$453,510
SARs granted	4,500	73.00
SARs exercised	(2,000)	47.88
Options exercised	(1,500)	36.79
Outstanding as of December 31, 2015	22,000	$57.04	3.93	$945,055
SARs granted	4,500	93.87
SARs exercised	(2,000)	32.00
Outstanding as of June 30, 2016	24,500	$65.85	4.35	$720,265

Exercisable as of June 30, 2016	21,125	$61.38	3.95	$715,607

Unvested as of June 30, 2016	3,375	$93.87	6.88	$4,658

During the second quarters of both 2016 and 2015, the Company issued a total of 4,500 share-settled SARs to the directors of the Company. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments. The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company's stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve at the time of the grant. The weighted average fair values for the SARs issued during 2016 and 2015 were $28.75 and $31.16, respectively.

The weighted average fair values for SARs issued during 2016 and 2015 were estimated using the weighted average assumptions shown in the table below:

	2016	2015
Expected life in years	7.0	7.0
Volatility	28.9%	40.7%
Interest rate	1.7%	2.0%
Yield rate	0.7%	0.4%

There was approximately $67,000 and $68,000 of compensation expense relating to SARs or options vesting on or before June 30, 2016 and 2015, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of June 30, 2016, there was $97,000 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$31,378,257	$1,898,899	$(601,622)	$32,675,534
Investment income	1,072,189	141,484	(46,668)	1,167,005
Net realized (loss) gain on investments	(19,806)	4,978	—	(14,828)
Total revenues	$32,430,640	$2,045,361	$(648,290)	$33,827,711
Operating expenses	26,182,798	1,687,067	(584,201)	27,285,664
Income before income taxes	$6,247,842	$358,294	$(64,089)	$6,542,047
Total assets	$167,239,552	$46,319,315	$—	$213,558,867

Three Months Ended June 30, 2015	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$32,245,905	$1,655,359	$(476,108)	$33,425,156
Investment income	1,010,243	144,578	(23,334)	1,131,487
Net realized gain on investments	899,588	25,576	—	925,164
Total revenues	$34,155,736	$1,825,513	$(499,442)	$35,481,807
Operating expenses	28,614,932	1,539,065	(458,687)	29,695,310
Income before income taxes	$5,540,804	$286,448	$(40,755)	$5,786,497
Total assets	$156,308,663	$43,890,892	$—	$200,199,555

Six Months Ended June 30, 2016	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$53,769,980	$3,471,054	$(1,004,319)	$56,236,715
Investment income	2,126,975	284,377	(93,336)	2,318,016
Net realized gain on investments	74,123	60,879	—	135,002
Total revenues	$55,971,078	$3,816,310	$(1,097,655)	$58,689,733
Operating expenses	47,279,715	3,253,988	(969,478)	49,564,225
Income before income taxes	$8,691,363	$562,322	$(128,177)	$9,125,508
Total assets	$167,239,552	$46,319,315	$—	$213,558,867

Six Months Ended June 30, 2015	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$58,241,430	$3,119,516	$(826,823)	$60,534,123
Investment income	2,061,018	295,176	(46,668)	2,309,526
Net realized gain on investments	913,967	26,000	—	939,967
Total revenues	$61,216,415	$3,440,692	$(873,491)	$63,783,616
Operating expenses	53,212,403	3,207,573	(791,981)	55,627,995
Income before income taxes	$8,004,012	$233,119	$(81,510)	$8,155,621
Total assets	$156,308,663	$43,890,892	$—	$200,199,555

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $8,438,000 and $7,818,000 as of June 30, 2016 and December 31, 2015, respectively. The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets. The following sets forth the net periodic benefits cost for the executive benefits for the periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost – benefits earned during the year	$2,545	$4,187	$5,090	$8,374
Interest cost on the projected benefit obligation	8,781	7,693	17,562	15,386
Amortization of unrecognized prior service cost	—	1,098	—	2,195
Amortization of unrecognized losses	2,235	878	4,470	1,757
Net periodic benefits costs	$13,561	$13,856	$27,122	$27,712

Note 6 – Investments and Estimated Fair Value

Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

As of June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$33,490,433	$1,456,384	$—	$34,946,817
Special revenue issuer obligations of U.S. states, territories and political subdivisions	56,437,628	4,490,430	678	60,927,380
Corporate debt securities	16,836,147	961,889	—	17,798,036
Total	$106,764,208	$6,908,703	$678	$113,672,233
Equity securities, available-for-sale, at fair value:
Common stocks	$23,998,522	$15,057,993	$94,610	$38,961,905
Total	$23,998,522	$15,057,993	$94,610	$38,961,905
Short-term investments:
Money market funds and certificates of deposit	$2,665,302	$—	$—	$2,665,302
Total	$2,665,302	$—	$—	$2,665,302

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$31,883,439	$987,595	$11,734	$32,859,300
Special revenue issuer obligations of U.S. states, territories and political subdivisions	52,202,815	2,604,152	26,127	54,780,840
Corporate debt securities	17,004,985	539,832	58,473	17,486,344
Auction rate securities	924,587	15,313	—	939,900
Total	$102,015,826	$4,146,892	$96,334	$106,066,384
Equity securities, available-for-sale, at fair value:
Common stocks and nonredeemable preferred stocks	$23,855,873	$13,785,968	$128,377	$37,513,464
Total	$23,855,873	$13,785,968	$128,377	$37,513,464
Short-term investments:
Money market funds and certificates of deposit	$6,865,406	$—	$—	$6,865,406
Total	$6,865,406	$—	$—	$6,865,406

The special revenue category for both periods presented includes approximately 50 individual bonds with revenue sources from a variety of municipal sectors.

The scheduled maturities of fixed maturity securities at June 30, 2016 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$22,144,063	$22,385,064
Due after one year through five years	35,145,286	37,191,882
Due five years through ten years	47,484,081	51,467,938
Due after ten years	1,990,778	2,627,349
Total	$106,764,208	$113,672,233

Realized gains and losses on investments for the six-month periods ended June 30 are summarized as follows:

	2016	2015
Gross realized gains from securities:
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$160	$—
Corporate debt securities	20	999
Common stocks and nonredeemable preferred stocks	282,454	944,564
Auction rate securities	74,996	—
Total	$357,630	$945,563
Gross realized losses from securities:
General obligations of U.S. states, territories and political subdivisions	$—	$(12,319)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	(1,085)	(398)
Common stocks and nonredeemable preferred stocks	(116,953)	(834)
Other-than-temporary impairment of securities	(115,238)	(11,149)
Total	$(233,276)	$(24,700)
Net realized gain from securities	$124,354	$920,863
Net realized gain on other investments:
Gains on other investments	$10,648	$19,104
Total	$10,648	$19,104
Net realized gain on investments	$135,002	$939,967

Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the fair value of the securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
As of June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$—	$—	$—	$—	$—	$—
Special revenue issuer obligations of U.S. states, territories and political subdivisions	884,083	(678)	—	—	884,083	(678)
Corporate debt securities	—	—	—	—	—	—
Total fixed income securities	$884,083	$(678)	$—	$—	$884,083	$(678)
Equity securities	$1,138,863	$(77,707)	$269,035	$(16,903)	$1,407,898	$(94,610)
Total temporarily impaired securities	$2,022,946	$(78,385)	$269,035	$(16,903)	$2,291,981	$(95,288)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$1,758,345	$(11,734)	$—	$—	$1,758,345	$(11,734)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,672,217	(5,139)	1,183,963	(20,989)	2,856,180	(26,128)
Corporate debt securities	6,981,275	(58,472)	—	—	6,981,275	(58,472)
Total fixed income securities	$10,411,837	$(75,345)	$1,183,963	$(20,989)	$11,595,800	$(96,334)
Equity securities	$5,533,667	$(128,377)	$—	$—	$5,533,667	$(128,377)
Total temporarily impaired securities	$15,945,504	$(203,722)	$1,183,963	$(20,989)	$17,129,467	$(224,711)

As of June 30, 2016, the Company held $884,083 in fixed maturity securities with unrealized losses of $678. As of December 31, 2015, the Company held $11,595,800 in fixed maturity securities with unrealized losses of $96,334. The decline in fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities. Because the Company does not have the intent to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As of June 30, 2016, the Company held $1,407,898 in equity securities with unrealized losses of $94,610. As of December 31, 2015, the Company held $5,533,667 in equity securities with unrealized losses of $128,377. The unrealized losses related to holdings of equity securities were caused by market changes that the Company considers to be temporary. Since the Company has the intent and ability to hold these equity securities until a recovery of fair value, the Company does not consider these investments other-than-temporarily impaired.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 7 and 30 securities had unrealized losses at June 30, 2016 and December 31, 2015, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded other-than-temporary impairment charges for debt and equity investments in the amount of $115,238 for the six-month period ended June 30, 2016 and $11,149 for the six-month period ended June 30, 2015. Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

Variable Interest Entities

The Company holds investments in VIEs that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of June 30, 2016:

Type of Investment	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$1,072,261	$1,072,261	$1,325,000
Real estate LLCs or LPs	Other investments	3,360,151	3,298,444	6,350,000
Small business investment LPs	Other investments	2,490,953	1,893,348	5,400,000
Total		$6,923,365	$6,264,053	$13,075,000

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds. Estimated fair value is principally based on market values obtained from a third party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of June 30, 2016 and December 31, 2015, the Company did not adjust any Level 2 fair values.

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

The following table presents, by level, the financial assets carried at estimated fair value measured on a recurring basis as of June 30, 2016 and December 31, 2015. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value. Level 3 assets are comprised solely of ARS.

As of June 30, 2016	Level 1	Level 2	Level 3	Total
Short-term investments	$2,665,302	$—	$—	$2,665,302
Equity securities:
Common stock	38,961,905	—	—	38,961,905
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	95,874,197	—	95,874,197
Corporate debt securities*	—	17,798,036	—	17,798,036
Total	$41,627,207	$113,672,233	$—	$155,299,440

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Short-term investments	$6,865,406	$—	$—	$6,865,406
Equity securities:
Common stock	37,513,464	—	—	37,513,464
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	87,640,140	—	87,640,140
Corporate debt securities*	—	17,486,344	939,900	18,426,244
Total	$44,378,870	$105,126,484	$939,900	$150,445,254

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

The carrying amounts and estimated fair values of other financial instruments (see previous table for investments carried at estimated fair value) as of June 30, 2016 and December 31, 2015 are presented in the following table:

As of June 30, 2016	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$22,619,643	$22,619,643	$22,619,643	$—	$—
Cost-basis investments	3,514,919	4,063,813	—	—	4,063,813
Accrued dividends and interest	1,067,546	1,067,546	1,067,546	—	—
Total	$27,202,108	$27,751,002	$23,687,189	$—	$4,063,813

As of December 31, 2015	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$21,790,068	$21,790,068	$21,790,068	$—	$—
Cost-basis investments	3,588,314	3,684,020	—	—	3,684,020
Accrued dividends and interest	1,004,126	1,004,126	1,004,126	—	—
Total	$26,382,508	$26,478,214	$22,794,194	$—	$3,684,020

The following table presents a reconciliation of the Company’s assets measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the period ended June 30, 2016 and the year ended December 31, 2015:

Changes in fair value during the period ended:	2016	2015
Beginning balance at January 1	$939,900	$939,100
Redemptions and sales	(1,000,000)	—
Realized gain – included in net realized gain on investments	74,996	—
Unrealized (loss) gain – included in other comprehensive income (loss)	(14,896)	800
Ending balance, net	$—	$939,900

Certain cost-basis investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than-temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of June 30, 2016 and December 31, 2015. The following table summarizes the corresponding estimated fair value hierarchy of such investments at June 30, 2016 and December 31, 2015 and the related impairments recognized:

As of June 30, 2016	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	No	$—	$—	$—	$—	$—
Total cost-basis investments			$—	$—	$—	$—	$—

As of December 31, 2015	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$163,350	$163,350	$(233,069)
Total cost-basis investments			$—	$—	$163,350	$163,350	$(233,069)

Note 7 – Commitments and Contingencies

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $159,781,000 and $171,010,000 as of June 30, 2016 and December 31, 2015, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Agency Relationship – On July 1, 2015, Title Resource Group LLC's wholly owned subsidiary, title insurer Texas American Title Company, acquired the assets of ITCOA, LLC, which does business throughout Texas as Independence Title. For the six-month period ended June 30, 2016 and the twelve-month periods ended December 31, 2015 and 2014, Independence Title originated 6.0%, 10.3% and 23.6%, respectively, of the net premiums written for the Company. Independence Title is under no legal commitment to remit a minimum amount of premiums to the Company, and could cease doing so at any time.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of June 30, 2016	As of December 31, 2015
Consolidated Balance Sheets
Other investments	$5,726,000	$6,519,000
Premiums and fees receivable	$74,000	$719,000

Financial Statement Classification,	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Income	2016	2015	2016	2015
Net premiums written	$3,737,000	$3,929,000	$6,480,000	$6,985,000
Other income	$606,000	$1,111,000	$732,000	$1,514,000
Commissions to agents	$2,555,000	$2,718,000	$4,403,000	$4,850,000

Note 9 – Acquisitions

Effective August 1, 2015, a subsidiary of the Company, ITIC, acquired a 20% ownership interest in 1st Investors Title Agency, LLC ("1st Investors") for a purchase price of $72,600. 1st Investors, a Michigan limited liability company, is an insurance agency doing business in the State of Michigan. Prior to August 1, 2015, the Company had an ownership interest in 1st Investors of 45%. The Company's Consolidated Financial Statements include the accounts and operations of 1st Investors, based on the Company's resulting 65% ownership interest at August 1, 2015. Effective April 1, 2016, ITIC acquired an additional 3.1% ownership interest in 1st Investors for a purchase price of $9,142; resulting in the Company having a 68.1% ownership interest in 1st Investors as of June 30, 2016. ITIC's purchase of 1st Investors was accounted for using the acquisition method required by ASC 805, Business Combinations. There were no intangible assets or goodwill recorded as a result of the acquisition. A reconciliation of the noncontrolling interest equity of 1st Investors is presented in the Consolidated Statements of Stockholders' Equity.

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

The Company recognized the required identifiable intangible assets of United. There was no goodwill recorded as a result of the acquisition. The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service. At the closing of the initial acquisition, intangible assets included $645,685 relating to a non-compete contract resulting from the acquisition and $836,215 from referral relationships. The non-compete contract is being amortized over a 10-year period using the straight-line method, starting at a future date when the related employment agreement is terminated. The referral relationships are being amortized over a 12-year period using the straight-line method. At June 30, 2016 and December 31, 2015, accumulated amortization of intangible assets was $296,157 and $261,315, respectively. Net intangible assets of $1,185,743 and $1,220,585 are categorized as prepaid expenses and other assets in the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amount may not be recoverable, and therefore determined that the intangible assets assigned to United were not impaired at June 30, 2016.

Note 10 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at April 1	$12,297,587	$(113,251)	$12,184,336
Other comprehensive income before reclassifications	2,021,107	—	2,021,107
Amounts reclassified from accumulated other comprehensive income	12,626	1,475	14,101
Net current-period other comprehensive income	2,033,733	1,475	2,035,208
Ending balance	$14,331,320	$(111,776)	$14,219,544

Three Months Ended June 30, 2015	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at April 1	$13,112,930	$(76,684)	$13,036,246
Other comprehensive loss before reclassifications	(1,412,635)	—	(1,412,635)
Amounts reclassified from accumulated other comprehensive income	(601,118)	1,304	(599,814)
Net current-period other comprehensive (loss) income	(2,013,753)	1,304	(2,012,449)
Ending balance	$11,099,177	$(75,380)	$11,023,797

Six Months Ended June 30, 2016	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,597,741	$(114,726)	$11,483,015
Other comprehensive income before reclassifications	2,814,046	—	2,814,046
Amounts reclassified from accumulated other comprehensive income	(80,467)	2,950	(77,517)
Net current-period other comprehensive income	2,733,579	2,950	2,736,529
Ending balance	$14,331,320	$(111,776)	$14,219,544

Six Months Ended June 30, 2015	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$12,934,497	$(77,988)	$12,856,509
Other comprehensive loss before reclassifications	(1,228,408)	—	(1,228,408)
Amounts reclassified from accumulated other comprehensive income	(606,912)	2,608	(604,304)
Net current-period other comprehensive (loss) income	(1,835,320)	2,608	(1,832,712)
Ending balance	$11,099,177	$(75,380)	$11,023,797

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$53,513
Other-than-temporary impairments	(72,444)
Total	$(18,931)	Net realized (loss) gain on investments
Tax	6,305	Provision for Income Taxes
Net of Tax	$(12,626)
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(2,235)
Total	$(2,235)	(a)
Tax	760	Provision for Income Taxes
Net of Tax	$(1,475)
Reclassifications for the period	$(14,101)

Three Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$923,209
Other-than-temporary impairments	(11,149)
Total	$912,060	Net realized (loss) gain on investments
Tax	(310,942)	Provision for Income Taxes
Net of Tax	$601,118
Amortization related to postretirement benefit plans:
Prior year service cost	$(1,098)
Unrecognized loss	(878)
Total	$(1,976)	(a)
Tax	672	Provision for Income Taxes
Net of Tax	$(1,304)
Reclassifications for the period	$599,814

Six Months Ended June 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$239,592
Other-than-temporary impairments	(115,238)
Total	$124,354	Net realized (loss) gain on investments
Tax	(43,887)	Provision for Income Taxes
Net of Tax	$80,467
Amortization related to postretirement benefit plans:
Prior year service cost	—
Unrecognized loss	(4,470)
Total	$(4,470)	(a)
Tax	1,520	Provision for Income Taxes
Net of Tax	$(2,950)
Reclassifications for the period	$77,517

Six Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$932,012
Other-than-temporary impairments	(11,149)
Total	$920,863	Net realized (loss) gain on investments
Tax	(313,951)	Provision for Income Taxes
Net of Tax	$606,912
Amortization related to postretirement benefit plans:
Prior year service cost	(2,195)
Unrecognized loss	(1,757)
Total	$(3,952)	(a)
Tax	1,344	Provision for Income Taxes
Net of Tax	$(2,608)
Reclassifications for the period	$604,304

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

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC"). Total revenues from the title segment accounted for 94.3% of the Company's revenues for the six months ended June 30, 2016. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

Business Trends and Recent Conditions

The United States economy has been gradually recovering from the economic downturn that began in 2008. Housing values have been rebounding, the economy is growing and the unemployment rate has been declining. Since the downturn began, many governmental agencies have implemented various initiatives designed to stimulate the economy and to aid in its recovery, and to improve consumer confidence.
Current Initiatives
In efforts to provide transparency and improve market stability, the Federal Open Market Committee ("FOMC") of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. The Committee voted at the June 2016 meeting to maintain the rates set in December 2015. Any future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and 2.0% inflation. The FOMC anticipates future economic conditions to evolve in ways that will warrant gradual increases, and that for some time, the federal funds rate is expected to be below long range levels.
On October 20, 2014, the Federal Housing Finance Agency ("FHFA"), which regulates the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), announced that Fannie Mae and Freddie Mac were negotiating guidelines with mortgage lenders that resulted in less strict lending requirements and lower barriers to mortgage loans for borrowers who are seeking access to home loans. The FHFA noted in its announcement that it intended to clarify the rules that allow Fannie Mae and Freddie Mac to require mortgage lenders to repurchase troubled loans. The FHFA also sought to increase the supply of credit available, particularly to creditworthy lower and middle-income families, by collaborating with mortgage lenders to provide guidelines for mortgage loans with down payments as low as 3.0%. In December 2014, both Fannie Mae and Freddie Mac officially approved 97.0% loan-to-value products (3.0% down payment mortgages). The Fannie Mae program is targeted to first-time home buyers and became available to lenders in December 2014. The Freddie Mac program became available to lenders on March 23, 2015 and is available to both first-time home buyers and other qualified borrowers with limited down payment savings.
In an effort to expand home ownership for lower-income buyers, the Federal Housing Authority (“FHA”) announced in January 2015 that it would cut its rates on mortgage insurance premiums. Mortgage insurance premium rates for 30-year FHA insured mortgages with less than a 5.0% down payment decreased from 1.35% to 0.85%. Mortgage insurance premium rates for 30-year FHA insured mortgages with more than a 5.0% down payment decreased from 1.30% to 0.80%. The new rates took effect on January 26, 2015 and will not apply to borrowers with existing mortgages, unless refinanced, or to 15-year mortgages.

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
On November 20, 2013, the Consumer Financial Protection Bureau (“CFPB”), which enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance governing the real estate settlement industry, released a final rule to integrate mortgage disclosures under the RESPA and the Truth in Lending Act (“TILA”). The final rule went into effect on October 3, 2015. Under this rule, the early disclosure forms required by TILA and the good faith estimate required by RESPA have been combined into one form, titled the Loan Estimate. The CFPB has indicated it intends to reopen the rule making process for additional comments and considerations. The scope of the changes, if any, and the potential impact on the Company are not known at this time.
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
Real Estate Environment
The economy as a whole is expanding and there has been a steady reduction in unemployment. The Mortgage Bankers Association's (“MBA”) June 20, 2016 Economic Forecast predicts 2016 overall economic growth of approximately 1.9% with continued improvement in employment as the unemployment rate is expected to trend down to approximately 4.6%.
The MBA June 20, 2016 Mortgage Finance Forecast ("MBA Forecast") projects 2016 purchase activity to increase 10.4% to $973 billion and refinance activity to decrease 7.9% to $690 billion, resulting in an increase in total mortgage originations of 2.0% to $1,663 billion, all from 2015 levels. In 2015, refinance activity accounted for 46.0% of all mortgage originations and is projected to represent 41.5% of all mortgage originations in 2016.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.7% and 3.8% for the six-month periods ended June 30, 2016 and 2015, respectively. According to the MBA Forecast, refinancing is expected to be lower in 2016 as mortgage interest rates continue to climb to a projected 4.0% in the fourth quarter of 2016.
Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the six-month period ended June 30, 2016, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.

Results of Operations

The following table presents certain income statement data for the three- and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net premiums written	$29,790,232	$30,464,581	$51,299,229	$55,426,622
Investment income – interest and dividends	1,167,005	1,131,487	2,318,016	2,309,526
Net realized (loss) gain on investments	(14,828)	925,164	135,002	939,967
Other	2,885,302	2,960,575	4,937,486	5,107,501
Total Revenues	33,827,711	35,481,807	58,689,733	63,783,616

Operating Expenses:
Commissions to agents	15,674,346	16,898,691	27,207,228	31,495,230
Provision for claims	647,912	2,130,810	663,871	2,917,422
Salaries, employee benefits and payroll taxes	7,173,198	6,866,632	14,645,149	14,144,081
Office occupancy and operations	1,535,902	1,443,297	3,029,762	2,747,518
Business development	606,258	578,194	1,086,648	1,065,169
Filing fees, franchise and local taxes	267,103	221,098	497,157	437,741
Premium and retaliatory taxes	574,249	634,747	886,080	1,111,338
Professional and contract labor fees	537,446	680,483	1,076,099	1,264,590
Other	269,250	241,358	472,231	444,906
Total Operating Expenses	27,285,664	29,695,310	49,564,225	55,627,995

Income before Income Taxes	6,542,047	5,786,497	9,125,508	8,155,621

Provision for Income Taxes	2,012,000	1,666,000	2,791,000	2,309,000

Net Income Attributable to the Company	$4,529,380	$4,120,497	$6,343,420	$5,846,621
Insurance and Other Services Revenues

Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income and exchange services income. Investment income and realized investment gains and losses are not included in insurance and other services revenues and are discussed separately under “Investment Related Revenues” below.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of net premiums generated by home and branch offices and agency operations three- and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	%	2015	%	2016	%	2015	%
Home and Branch	$8,413,116	28.2%	$7,707,773	25.3%	$13,890,773	27.1%	$13,313,537	24.0%
Agency	21,377,116	71.8%	22,756,808	74.7%	37,408,456	72.9%	42,113,085	76.0%
Total	$29,790,232	100.0%	$30,464,581	100.0%	51,299,229	100.0%	$55,426,622	100.0%

Home and Branch Office Net Premiums: In the Company's home and branch operations, the Company issues the title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 9.2% and 4.3% for the three- and six-month periods ended June 30, 2016 respectively, compared with the prior year period. The increases for the three- and six-month periods ended June 30, 2016 primarily relate to new premium rates filed in North Carolina and an increase in purchase transactions. All of the Company's home office operations and the majority of its branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina title insurance policies.

Agency Net Premiums: When a policy is written through a title agency, the premium is shared between the agency and the underwriter. Total premiums include an estimate of premiums for policies that have been issued by agents, but not reported to the Company as of the balance sheet date. To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the policy effective date and the date the policies are reported. From time to time, the Company adjusts the inputs to the estimation process as agents report transactions and new information becomes available. In addition to estimating revenues, the Company also estimates and accrues agent commissions, claims provision, premium taxes, income taxes, and other expenses associated with the estimated revenues that have been accrued. The Company reflects any adjustments to the accruals in the result of operations in the period in which new information becomes available.

Agency net premiums written decreased 6.1% and 11.2% for the three- and six-month periods ended June 30, 2016 respectively, compared with the prior year period. The decrease in agency premiums was primarily attributable to a decrease in the amount of premiums written from a few larger agents, particularly one agent in the Texas market that was acquired by another title insurer in the second quarter of 2015, partially offset by an increase in premiums written from other agents. For further details of this agency relationship, refer to Note 7 to the Notes to the Consolidated Financial Statements herein.

Following is a schedule of net premiums written for the three- and six-month periods ended June 30, 2016 and 2015 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently write insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State	2016	2015	2016	2015
North Carolina	$10,698,238	$9,991,710	$18,018,991	$17,297,937
Texas	5,843,995	7,083,079	10,297,613	14,587,208
South Carolina	2,216,931	2,844,342	4,770,672	5,064,567
Georgia	2,636,349	1,821,632	4,515,045	3,071,201
Virginia	1,732,741	1,448,333	2,988,653	2,676,109
All Others	6,701,241	7,312,711	10,738,920	12,799,601
Premiums	29,829,495	30,501,807	51,329,894	55,496,623
Reinsurance Assumed	10,946	13,201	10,946	23,195
Reinsurance Ceded	(50,209)	(50,427)	(41,611)	(93,196)
Net Premiums Written	$29,790,232	$30,464,581	$51,299,229	$55,426,622

During the quarter ended March 31, 2016, the North Carolina Rating Bureau, which establishes premium rates for certain types of insurance in North Carolina, including title insurance, and of which Investors Title Insurance Company is a member, filed new premium rates that took effect on April 1, 2016.  The newly filed rates positively impacted premiums by approximately $615,000 for the three-month period ended June 30, 2016.

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, state tax credit income and income related to the Company’s equity method investments. Other revenues were $2,885,302 and $4,937,486 for the three- and six-month periods ended June 30, 2016 respectively, compared with $2,960,575 and $5,107,501 for the same prior year periods. The decrease for the three- and six-month periods ended June 30, 2016, primarily related to decreases in earnings of unconsolidated affiliates, partially offset by increases in revenue from exchange services, management services, trust and investment management services and title fees.

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
Investment income was $1,167,005 and $2,318,016 for the three- and six-month periods ended June 30, 2016 respectively, compared with $1,131,487 and $2,309,526 for the same prior year periods. The increase in investment income for the three- and six-month periods ended June 30, 2016 was due to higher levels of interest received.

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
The net realized (loss) gain on investments was $(14,828) and $135,002 for the three- and six-month periods ended June 30, 2016 respectively, compared with $925,164 and $939,967 for the same prior year periods. The net realized gain on investments for the six-month period ended June 30, 2016 includes impairment charges of $115,238 on certain investments that were deemed to be other-than-temporarily impaired, offset by a net realized gain on the sales of investments and other assets of $250,240. The net realized gain on investments for the six-month period ended June 30, 2015 includes impairment charges of $11,149 on certain investments that were deemed to be other-than-temporarily impaired, offset by a net realized gain on the sales of investments and other assets of $951,116. Management believes unrealized losses on remaining fixed income and equity securities at June 30, 2016 are temporary in nature.

The securities in the Company’s investment portfolio are subject to economic conditions and market risks.  The Company considers relevant facts and circumstances in evaluating whether a credit or interest-related impairment of a security is other-than-temporary.  Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.
There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary.  These risks and uncertainties include the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the characteristics of that issuer; the risk that information obtained by the Company or changes in other facts and circumstances leads management to change its intent to hold the equity security until it recovers in value or its intent to sell the debt security; and the risk that management is making decisions based on misstated information in the financial statements provided by issuers.

Expenses

The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, office occupancy and operations and provision for claims. Operating expenses decreased 8.1% and 10.9% for the three- and six-month periods ended June 30, 2016 respectively, compared with the same prior year periods. The decreases in 2016 are primarily due to a decrease in commissions and the provision for claims.

Following is a summary of the Company's operating expenses for the three- and six-month periods ended June 30, 2016 and 2015. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	%	2015	%	2016	%	2015	%
Title Insurance	$25,611,212	93.9%	$28,177,513	94.9%	$46,335,189	93.5%	$52,463,028	94.3%
All Other	1,674,452	6.1%	1,517,797	5.1%	3,229,036	6.5%	3,164,967	5.7%
Total	$27,285,664	100.0%	$29,695,310	100.0%	$49,564,225	100.0%	$55,627,995	100.0%

On a combined basis, after-tax profit margins were 13.4% and 10.8% for the three- and six-month periods ended June 30, 2016 respectively, and 11.6% and 9.2% for the three- and six-month periods ended June 30, 2015. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Total Company
Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees. Salaries, employee benefits and payroll taxes were $7,173,198 and $14,645,149 for the three- and six-month periods ended June 30, 2016 respectively, compared with $6,866,632 and $14,144,081 for the same prior year periods. On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 21.2% and 25.0% for the three- and six-month periods ended June 30, 2016 respectively, compared with 19.4% and 22.2% for the same prior year periods. The increases in payroll expenses for the three- and six-month periods ended June 30, 2016 primarily relate to normal inflationary increases and an increase in the accrual for incentive compensation.

Office Occupancy and Operations: Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Office occupancy and operations expenses were $1,535,902 and $3,029,762 for the three- and six-month periods ended June 30, 2016 respectively, compared with $1,443,297 and $2,747,518 for the same prior year periods. As a percentage of total revenues, office occupancy and operations expenses were 4.5% and 5.2% for the three- and six-month periods ended June 30, 2016 respectively, compared with 4.1% and 4.3% for the same prior year periods. The increases in expenses in 2016 primarily related to increases in depreciation and maintenance expenses.

Business Development: Business development expenses primarily include marketing and travel-related expenses. Business development expenses were $606,258 and $1,086,648 for the three- and six-month periods ended June 30, 2016 respectively, compared with $578,194 and $1,065,169 for the same prior year periods. Business development expenses increased 4.9% and 2.0% for the three- and six-month periods ended June 30, 2016 respectively, compared with the same prior year periods. The increases for the three- and six-month periods ended June 30, 2016 primarily related to an increase in marketing expenses.

Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes. Filing fees, franchise and local tax expenses were $267,103 and $497,157 for the three- and six-month periods ended June 30, 2016 respectively, compared with $221,098 and $437,741 for the same prior year periods.

Professional and Contract Labor Fees: Professional and contract labor fees were $537,446 and $1,076,099 for the three- and six-month periods ended June 30, 2016 respectively, compared with $680,483 and $1,264,590 for the same prior year periods. The decrease for the three- and six-month periods ended June 30, 2016 was primarily attributable to a decrease in consulting fees associated with the Company's ongoing software initiatives.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment. These amounts typically fluctuate in relation to transaction volume of the title segment and the trust division. Other expenses were $269,250 and $472,231 for the three- and six-month periods ended June 30, 2016 respectively, compared with $241,358 and $444,906 for the same prior year periods.

Title Insurance
Commissions: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents decreased 7.2% and 13.6% for the three- and six-month periods ended June 30, 2016 respectively, compared with the same prior year periods. Commission expense as a percentage of net premiums written by agents was 73.3% and 72.7% for the three- and six-month periods ended June 30, 2016 respectively, compared with 74.3% and 74.8% for the same prior year periods. Commission expense for the three- and six-month periods ended June 30, 2016 decreased primarily due to lower agent premiums. Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

Provision for Claims: The provision for claims as a percentage of net premiums written was 2.2% and 1.3% for the three- and six-month periods ended June 30, 2016 respectively, compared with 7.0% and 5.3% for the same prior year periods. The decrease in the provision for claims in the current quarter compared with the prior year period primarily related to favorable experience in recent policy years. Recent policy years continue to develop favorably, with the Company’s incurred losses for policy years 2011 through 2015 being below historical levels.

The decrease in the loss provision rate for the six-month periods ended June 30, 2016 from the 2015 level resulted in approximately $2,036,000 less in reserves than would have been recorded at the higher 2015 level. Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $1,246,871 and $1,469,422 for the six-month periods ended June 30, 2016 and 2015, respectively.

Reserves for Claims:  At June 30, 2016, the total reserve for claims was $37,205,000. Of that total, approximately $4,889,000 was reserved for specific claims, and approximately $32,316,000 was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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
Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium and retaliatory tax rates vary from state to state; accordingly, the total premium and retaliatory tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.9% and 1.7% for the three- and six-month periods ended June 30, 2016 respectively, compared with 2.1% and 2.0% for the same prior year periods.

Income Taxes

The provision for income taxes was $2,012,000 and $2,791,000 for the three- and six-month periods ended June 30, 2016 respectively, compared with $1,666,000 and $2,309,000 for the same prior year periods. Income tax expense as a percentage of earnings before income taxes was 30.8% and 30.6% for the three- and six-month periods ended June 30, 2016 respectively, compared with 28.8% and 28.3% for the same prior year periods. The increase in the effective rate for 2016 compared with 2015 was primarily due to a higher proportion of taxable to tax-exempt income. The effective income tax rate for both 2016 and 2015 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through June 30, 2016 will be realized. However, this judgment could be impacted by further market fluctuations.

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
Cash Flows: Net cash flows provided by operating activities were $5,545,127 and $4,539,205 for the six-month periods ended June 30, 2016 and 2015, respectively. Cash flows from operating activities increased in 2016 from 2015, primarily due to decreases in other assets and receivables, and an increase in the provision for deferred taxes, partially offset by the timing of payable disbursements, a lower provision for claims and an increase in income taxes recoverable.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the payment of dividends. In 2016, the Company had higher levels of investment purchase activity, proceeds from investing activities, repurchases of common stock and dividends paid compared with the prior year period.

The Company maintains a high degree of liquidity within its investment portfolio, classified as available-for-sale, in the form of cash, short-term investments and other readily marketable securities. As of June 30, 2016, the Company held cash and cash equivalents of $22,619,643, short-term investments of $2,665,302, fixed maturity securities of $113,672,233 and equity securities of $38,961,905. The net effect of all activities on total cash and cash equivalents were increases of $829,575 in 2016 and $2,996,742 in 2015.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of June 30, 2016, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state where they are licensed to issue title insurance.

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

The Company bases its capitalization levels, in part, on net coverage retained.  Since the Company’s geographical focus has been and continues to be concentrated in states with average premium rates typically lower than the national average, capitalization relative to premiums will usually appear higher than industry averages.

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
Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company has purchased 34,870 shares for the six-month period ended June 30, 2016 and 24,432 for the same period in 2015 at an average per share price of $89.88 and $71.52, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.
Capital Expenditures: Capital Expenditures were approximately $1,419,000 for six-month period ended June 30, 2016. In 2016, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverses exchange property held by the Company for the purpose of completing such transactions totaled approximately $159,781,000 and $171,010,000 as of June 30, 2016 and December 31, 2015, respectively. These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

•	the Company’s reliance upon North Carolina for a significant portion of its premiums;

•	compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;

•	the impact of governmental oversight of compliance by service providers, including title insurance agents, with federal consumer financial laws;

•	possible downgrades from a rating agency, which could result in a loss of underwriting business;

•	the inability of the Company to manage, develop and implement technological advancements and prevent system interruptions or unauthorized system intrusions;

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

No material changes in the Company’s market risk or market strategy occurred during the quarter ended June 30, 2016.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1.

Item 1a.    Risk Factors

There have been no material changes in risks previously disclosed under Item 1a. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended June 30, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				477,785
April 2016	2,505	$95.02	2,505	475,280
May 2016	6,150	$94.15	6,150	469,130
June 2016	7,420	$93.05	7,420	461,710
Total:	16,075	$93.78	16,075	461,710

For the quarter ended June 30, 2016, the Company purchased an aggregate of 16,075 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  August 8, 2016