Form 10-Q
period 2016-09-30
INVESTORS TITLE CO
filed 2016-11-07
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes         No     X

As of October 17, 2016, there were 1,884,283 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2016 and December 31, 2015
(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016: $105,240,488; 2015: $102,015,826)	$111,038,924	$106,066,384
Equity securities, available-for-sale, at fair value (cost: 2016: $24,958,456; 2015: $23,855,873)	39,834,879	37,513,464
Short-term investments	3,925,296	6,865,406
Other investments	10,626,505	10,106,828
Total investments	165,425,604	160,552,082

Cash and cash equivalents	26,898,991	21,790,068
Premium and fees receivable	9,358,570	8,392,697
Accrued interest and dividends	1,389,526	1,004,126
Prepaid expenses and other assets	10,931,270	12,634,105
Property, net	7,843,079	7,148,951
Current income taxes recoverable	1,261,289	—
Total Assets	$223,108,329	$211,522,029

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$35,536,000	$37,788,000
Accounts payable and accrued liabilities	24,705,653	25,043,588
Current income taxes payable	—	210,355
Deferred income taxes, net	10,749,877	5,703,006
Total liabilities	70,991,530	68,744,949

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000,000 authorized shares; 1,884,283 and 1,949,797 shares issued and outstanding 2016 and 2015, respectively, excluding 291,676 shares for 2016 and 2015 of common stock held by the Company's subsidiary)	1	1
Retained earnings	138,575,372	131,186,866
Accumulated other comprehensive income	13,449,558	11,483,015
Total stockholders’ equity attributable to the Company	152,024,931	142,669,882
Noncontrolling interests	91,868	107,198
Total stockholders' equity	152,116,799	142,777,080
Total Liabilities and Stockholders’ Equity	$223,108,329	$211,522,029

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net premiums written	$36,511,373	$30,945,532	$87,810,602	$86,372,154
Investment income – interest and dividends	1,160,983	1,117,529	3,478,999	3,427,055
Net realized gain (loss) on investments	439,326	(338,631)	574,328	601,336
Other	2,890,023	2,816,828	7,827,509	7,924,329
Total Revenues	41,001,705	34,541,258	99,691,438	98,324,874

Operating Expenses:
Commissions to agents	18,739,151	16,898,323	45,946,379	48,393,553
(Benefit) provision for claims	(1,067,853)	703,979	(403,982)	3,621,401
Salaries, employee benefits and payroll taxes	8,300,823	6,957,874	22,945,972	21,101,955
Office occupancy and operations	1,496,948	1,342,288	4,526,710	4,089,806
Business development	608,532	568,189	1,695,180	1,633,358
Filing fees, franchise and local taxes	191,574	134,880	688,731	572,621
Premium and retaliatory taxes	673,551	573,336	1,559,631	1,684,674
Professional and contract labor fees	523,504	661,879	1,599,603	1,926,469
Other	157,308	264,012	629,539	708,918
Total Operating Expenses	29,623,538	28,104,760	79,187,763	83,732,755

Income before Income Taxes	11,378,167	6,436,498	20,503,675	14,592,119

Provision for Income Taxes	3,249,000	1,941,000	6,040,000	4,250,000

Net Income	8,129,167	4,495,498	14,463,675	10,342,119

Net (Gain) Loss Attributable to Noncontrolling Interests	(2,228)	(4,536)	6,684	(4,536)

Net Income Attributable to the Company	$8,126,939	$4,490,962	$14,470,359	$10,337,583

Basic Earnings per Common Share	$4.30	$2.28	$7.55	$5.18

Weighted Average Shares Outstanding – Basic	1,888,870	1,967,923	1,915,468	1,995,120

Diluted Earnings per Common Share	$4.29	$2.28	$7.53	$5.17

Weighted Average Shares Outstanding – Diluted	1,895,592	1,972,233	1,921,999	2,000,043

Cash Dividends Paid per Common Share	$0.20	$0.08	$0.52	$0.24

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$8,129,167	$4,495,498	$14,463,675	$10,342,119
Other comprehensive (loss) income, before tax:
Amortization related to prior year service cost	—	1,098	—	3,293
Amortization of unrecognized loss	2,235	878	6,705	2,635
Unrealized (losses) gains on investments arising during the period	(769,328)	(2,359,495)	3,518,286	(4,223,992)
Reclassification adjustment for sales of securities included in net income	(545,925)	(458,058)	(785,517)	(1,390,070)
Reclassification adjustment for write-downs of securities included in net income	118,703	657,755	233,941	668,904
Other comprehensive (loss) income, before tax	(1,194,315)	(2,157,822)	2,973,415	(4,939,230)
Income tax expense related to postretirement health benefits	759	672	2,279	2,016
Income tax (benefit) expense related to unrealized (losses) gains on investments arising during the period	(280,327)	(809,994)	1,193,241	(1,446,083)
Income tax benefit related to reclassification adjustment for sales of securities included in net income	(185,316)	(156,447)	(268,548)	(474,198)
Income tax expense related to reclassification adjustment for write-downs of securities included in net income	40,555	225,293	79,900	229,093
Net income tax (benefit) expense on other comprehensive (loss) income	(424,329)	(740,476)	1,006,872	(1,689,172)
Other comprehensive (loss) income	(769,986)	(1,417,346)	1,966,543	(3,250,058)
Comprehensive Income	$7,359,181	$3,078,152	$16,430,218	$7,092,061
Comprehensive (income) loss attributable to noncontrolling interests	(2,228)	(4,536)	6,684	(4,536)
Comprehensive Income Attributable to the Company	$7,356,953	$3,073,616	$16,436,902	$7,087,525

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2015	2,023,270	$1	$124,707,196	$12,856,509	$—	$137,563,706
Net income attributable to the Company			10,337,583			10,337,583
Dividends ($0.24 per share)			(477,392)			(477,392)
Shares of common stock repurchased and retired	(72,044)		(5,166,846)			(5,166,846)
Stock options and stock appreciation rights exercised	2,192		54,988			54,988
Share-based compensation expense			102,707			102,707
Amortization related to postretirement health benefits				3,912		3,912
Net unrealized loss on investments				(3,253,970)		(3,253,970)
Net effect of changes in ownership					127,050	127,050
Net gain attributable to noncontrolling interests					4,536	4,536
Income tax benefit from share-based compensation			26,875			26,875
Balance, September 30, 2015	1,953,418	$1	$129,585,111	$9,606,451	$131,586	$139,323,149

Balance, January 1, 2016	1,949,797	$1	$131,186,866	$11,483,015	$107,198	$142,777,080
Net income attributable to the Company			14,470,359			14,470,359
Dividends ($0.52 per share)			(993,534)			(993,534)
Shares of common stock repurchased and retired	(66,803)		(6,219,670)			(6,219,670)
Stock options and stock appreciation rights exercised	1,289		(200)			(200)
Share-based compensation expense			99,755			99,755
Amortization related to postretirement health benefits				4,426		4,426
Net unrealized gain on investments				1,962,117		1,962,117
Purchase of noncontrolling interest of subsidiary					(8,646)	(8,646)
Additional paid-in capital from purchase of noncontrolling interest of subsidiary			(496)			(496)
Net loss attributable to noncontrolling interests					(6,684)	(6,684)
Income tax benefit from share-based compensation			32,292			32,292
Balance, September 30, 2016	1,884,283	$1	$138,575,372	$13,449,558	$91,868	$152,116,799

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$14,463,675	$10,342,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	994,619	654,838
Amortization, net	624,882	542,841
Amortization related to postretirement benefits obligation	6,705	5,928
Share-based compensation expense related to stock options	99,755	102,707
Net gain on disposals of property	(10,677)	(30,374)
Net realized gain on investments	(574,328)	(601,336)
Net earnings from other investments	(1,120,640)	(1,774,927)
(Benefit) provision for claims	(403,982)	3,621,401
Provision for deferred income taxes	4,040,000	1,909,000
Changes in assets and liabilities:
Increase in receivables	(965,873)	(457,484)
Decrease (increase) in other assets	1,265,172	(1,110,322)
Increase in current income taxes recoverable	(1,261,289)	—
(Decrease) increase in accounts payable and accrued liabilities	(337,935)	1,150,634
(Decrease) increase in current income taxes payable	(210,355)	156,487
Payments of claims, net of recoveries	(1,848,018)	(2,401,401)
Net cash provided by operating activities	14,761,711	12,110,111

Investing Activities
Purchases of available-for-sale securities	(15,066,182)	(5,794,149)
Purchases of short-term investments	(1,890,826)	(11,642,357)
Purchases of other investments	(1,974,275)	(3,164,415)
Purchase of noncontrolling interest of subsidiary	(9,142)	—
Proceeds from sales and maturities of available-for-sale securities	10,711,195	16,212,924
Proceeds from sales and maturities of short-term investments	4,830,935	335,084
Proceeds from sales and distributions of other investments	2,594,042	3,167,494
Purchase of subsidiary	—	(72,600)
Proceeds from sales of other assets	10,647	113,238
Purchases of property	(1,742,225)	(2,313,052)
Proceeds from the sale of property	64,155	74,395
Net cash used in investing activities	(2,471,676)	(3,083,438)

Financing Activities
Repurchases of common stock	(6,219,670)	(5,166,846)
Exercises of stock options and SARs	(200)	54,988
Excess tax benefits related to exercise of stock options and SARs	32,292	26,875
Dividends paid	(993,534)	(477,392)
Net cash used in financing activities	(7,181,112)	(5,562,375)

Net Increase in Cash and Cash Equivalents	5,108,923	3,464,298
Cash and Cash Equivalents, Beginning of Period	21,790,068	15,826,515
Cash and Cash Equivalents, End of Period	$26,898,991	$19,290,813

Consolidated Statements of Cash Flows, continued
	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$3,736,100	$2,727,700
Non Cash Investing and Financing Activities:
Non cash net unrealized (gain) loss on investments, net of deferred tax (provision) benefit of $(1,004,593) and $1,691,188 for 2016 and 2015, respectively	$(1,962,117)	$3,253,970

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2016
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Subsequent Events – On October 12, 2016, National Investors Holdings, LLC ("NIH"), a subsidiary of the Company, entered into a stock purchase agreement (the "Purchase Agreement") to acquire all of the outstanding shares of University Title Company (“University”). University is a title insurance agency doing business in the State of Texas. On October 31, 2016, NIH closed the transaction, paying $10 million plus a $918,000 adjustment for University’s net cash position at closing to the shareholders of University. The transaction is being financed with a $6 million principal amount loan from a bank and cash on hand.  The loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.752%, matures on December 27, 2016 and is secured by assets of the Company pursuant to a Commercial Security Agreement.

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

Note 2 – Reserves for Claims

Transactions in the reserves for claims for the nine-month period ended September 30, 2016 and the year ended December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015
Balance, beginning of period	$37,788,000	$36,677,000
(Benefit) provision, charged to operations	(403,982)	4,478,494
Payments of claims, net of recoveries	(1,848,018)	(3,367,494)
Ending balance	$35,536,000	$37,788,000

The total reserve for all reported and unreported losses the Company incurred through September 30, 2016 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2016. Management continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	September 30, 2016%		December 31, 2015%
Known title claims	$4,694,784	13.2	$5,066,469	13.4
IBNR	30,841,216	86.8	32,721,531	86.6
Total loss reserves	$35,536,000	100.0	$37,788,000	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to the Company	$8,126,939	$4,490,962	$14,470,359	$10,337,583
Weighted average common shares outstanding – Basic	1,888,870	1,967,923	1,915,468	1,995,120
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	6,722	4,310	6,531	4,923
Weighted average common shares outstanding – Diluted	1,895,592	1,972,233	1,921,999	2,000,043
Basic earnings per common share	$4.30	$2.28	$7.55	$5.18
Diluted earnings per common share	$4.29	$2.28	$7.53	$5.17

There were 7,500 and 4,500 potential shares excluded from the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2015, respectively. There were no potential shares excluded from the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2016. Potential shares that were excluded from the computations had exercise prices that were greater than the stock price and were therefore considered antidilutive.

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

As of September 30, 2016, the only outstanding awards under the plans were SARs expiring in five to seven years from the date of grant, all of which vest and are exercisable within one year of the date of grant. All SARs issued to date have been share-settled only.

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2015	21,000	$51.30	3.64	$453,510
SARs granted	4,500	73.00
SARs exercised	(2,000)	47.88
Options exercised	(1,500)	36.79
Outstanding as of December 31, 2015	22,000	$57.04	3.93	$945,055
SARs granted	4,500	93.87
SARs exercised	(2,000)	32.00
Outstanding as of September 30, 2016	24,500	$65.85	4.10	$824,390

Exercisable as of September 30, 2016	22,250	$63.02	3.85	$811,723

Unvested as of September 30, 2016	2,250	$93.87	6.63	$12,667

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

There was approximately $100,000 and $103,000 of compensation expense relating to SARs or options vesting on or before September 30, 2016 and 2015, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of September 30, 2016, there was $65,000 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$38,285,551	$1,666,214	$(550,369)	$39,401,396
Investment income	1,079,118	140,201	(58,336)	1,160,983
Net realized gain (loss) on investments	439,501	(175)	—	439,326
Total revenues	$39,804,170	$1,806,240	$(608,705)	$41,001,705
Operating expenses	28,487,268	1,669,217	(532,947)	29,623,538
Income before income taxes	$11,316,902	$137,023	$(75,758)	$11,378,167
Total assets	$180,436,004	$42,672,325	$—	$223,108,329

Three Months Ended September 30, 2015	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$32,583,093	$1,684,088	$(504,821)	$33,762,360
Investment income	1,000,839	140,024	(23,334)	1,117,529
Net realized loss on investments	(309,874)	(28,757)	—	(338,631)
Total revenues	$33,274,058	$1,795,355	$(528,155)	$34,541,258
Operating expenses	27,001,636	1,590,524	(487,400)	28,104,760
Income before income taxes	$6,272,422	$204,831	$(40,755)	$6,436,498
Total assets	$160,754,846	$41,790,756	$—	$202,545,602

Nine Months Ended September 30, 2016	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$92,055,531	$5,137,268	$(1,554,688)	$95,638,111
Investment income	3,206,093	424,578	(151,672)	3,478,999
Net realized gain on investments	513,624	60,704	—	574,328
Total revenues	$95,775,248	$5,622,550	$(1,706,360)	$99,691,438
Operating expenses	75,766,983	4,923,205	(1,502,425)	79,187,763
Income before income taxes	$20,008,265	$699,345	$(203,935)	$20,503,675
Total assets	$180,436,004	$42,672,325	$—	$223,108,329

Nine Months Ended September 30, 2015	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$90,824,523	$4,803,604	$(1,331,644)	$94,296,483
Investment income	3,061,857	435,200	(70,002)	3,427,055
Net realized gain (loss) on investments	604,093	(2,757)	—	601,336
Total revenues	$94,490,473	$5,236,047	$(1,401,646)	$98,324,874
Operating expenses	80,214,039	4,798,097	(1,279,381)	83,732,755
Income before income taxes	$14,276,434	$437,950	$(122,265)	$14,592,119
Total assets	$160,754,846	$41,790,756	$—	$202,545,602

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $8,463,000 and $7,818,000 as of September 30, 2016 and December 31, 2015, respectively. The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets. The following sets forth the net periodic benefits cost for the executive benefits for the periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost – benefits earned during the year	$2,545	$4,187	$7,635	$12,561
Interest cost on the projected benefit obligation	8,781	7,693	26,343	23,079
Amortization of unrecognized prior service cost	—	1,098	—	3,293
Amortization of unrecognized losses	2,235	878	6,705	2,635
Net periodic benefits costs	$13,561	$13,856	$40,683	$41,568

Note 6 – Investments and Estimated Fair Value

Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

As of September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$31,751,299	$1,114,177	$2,072	$32,863,404
Special revenue issuer obligations of U.S. states, territories and political subdivisions	56,651,943	3,751,576	15,241	60,388,278
Corporate debt securities	16,837,246	950,115	119	17,787,242
Total	$105,240,488	$5,815,868	$17,432	$111,038,924
Equity securities, available-for-sale, at fair value:
Common stocks	$24,958,456	$14,974,237	$97,814	$39,834,879
Total	$24,958,456	$14,974,237	$97,814	$39,834,879
Short-term investments:
Money market funds and certificates of deposit	$3,925,296	$—	$—	$3,925,296
Total	$3,925,296	$—	$—	$3,925,296

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$31,883,439	$987,595	$11,734	$32,859,300
Special revenue issuer obligations of U.S. states, territories and political subdivisions	52,202,815	2,604,152	26,127	54,780,840
Corporate debt securities	17,004,985	539,832	58,473	17,486,344
Auction rate securities	924,587	15,313	—	939,900
Total	$102,015,826	$4,146,892	$96,334	$106,066,384
Equity securities, available-for-sale, at fair value:
Common stocks and nonredeemable preferred stocks	$23,855,873	$13,785,968	$128,377	$37,513,464
Total	$23,855,873	$13,785,968	$128,377	$37,513,464
Short-term investments:
Money market funds and certificates of deposit	$6,865,406	$—	$—	$6,865,406
Total	$6,865,406	$—	$—	$6,865,406

The special revenue category for both periods presented includes approximately 60 individual bonds with revenue sources from a variety of municipal sectors.

The scheduled maturities of fixed maturity securities at September 30, 2016 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$20,245,762	$20,383,264
Due after one year through five years	34,757,122	36,493,362
Due five years through ten years	48,247,411	51,501,388
Due after ten years	1,990,193	2,660,910
Total	$105,240,488	$111,038,924

Realized gains and losses on investments for the nine-month periods ended September 30 are summarized as follows:

	2016	2015
Gross realized gains from securities:
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$161	$—
Corporate debt securities	20	5,417
Common stocks and nonredeemable preferred stocks	880,647	1,436,386
Auction rate securities	74,996	—
Total	$955,824	$1,441,803
Gross realized losses from securities:
General obligations of U.S. states, territories and political subdivisions	$(533)	$(12,319)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	(1,085)	(397)
Common stocks and nonredeemable preferred stocks	(168,688)	(39,017)
Other-than-temporary impairment of securities	(233,941)	(668,904)
Total	$(404,247)	$(720,637)
Net realized gain from securities	$551,577	$721,166
Net realized gain (loss) on other investments:
Impairments of other investments	$—	$(233,069)
Gains on other investments	22,751	113,239
Total	$22,751	$(119,830)
Net realized gain on investments	$574,328	$601,336

Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the fair value of the securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
As of September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$3,594,415	$(2,072)	$—	$—	$3,594,415	$(2,072)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,737,905	(15,241)	—	—	1,737,905	(15,241)
Corporate debt securities	999,820	(119)	—	—	999,820	(119)
Total fixed income securities	$6,332,140	$(17,432)	$—	$—	$6,332,140	$(17,432)
Equity securities	$806,984	$(97,814)	$—	$—	$806,984	$(97,814)
Total temporarily impaired securities	$7,139,124	$(115,246)	$—	$—	$7,139,124	$(115,246)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$1,758,345	$(11,734)	$—	$—	$1,758,345	$(11,734)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,672,217	(5,138)	1,183,963	(20,989)	2,856,180	(26,127)
Corporate debt securities	6,981,275	(58,473)	—	—	6,981,275	(58,473)
Total fixed income securities	$10,411,837	$(75,345)	$1,183,963	$(20,989)	$11,595,800	$(96,334)
Equity securities	$5,533,667	$(128,377)	$—	$—	$5,533,667	$(128,377)
Total temporarily impaired securities	$15,945,504	$(203,722)	$1,183,963	$(20,989)	$17,129,467	$(224,711)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 10 and 30 securities had unrealized losses at September 30, 2016 and December 31, 2015, respectively. Reviews of the values of securities are inherently uncertain and the value of the investments may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded other-than-temporary impairment charges for debt and equity investments in the amount of $233,941 for the nine-month period ended September 30, 2016 and $668,904 for the nine-month period ended September 30, 2015. Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

Variable Interest Entities

The Company holds investments in VIEs that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of September 30, 2016:

Type of Investment	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$1,137,346	$1,137,346	$1,325,000
Real estate LLCs or LPs	Other investments	3,838,897	4,323,037	6,350,000
Small business investment LPs	Other investments	3,082,723	2,072,658	9,100,000
Total		$8,058,966	$7,533,041	$16,775,000

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds. Estimated fair value is principally based on market values obtained from a third party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of September 30, 2016 and December 31, 2015, the Company did not adjust any Level 2 fair values.

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

The following table presents, by level, the financial assets carried at estimated fair value measured on a recurring basis as of September 30, 2016 and December 31, 2015. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value. Level 3 assets are comprised solely of ARS.

As of September 30, 2016	Level 1	Level 2	Level 3	Total
Short-term investments	$3,925,296	$—	$—	$3,925,296
Equity securities:
Common stock	39,834,879	—	—	39,834,879
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	93,251,682	—	93,251,682
Corporate debt securities*	—	17,787,242	—	17,787,242
Total	$43,760,175	$111,038,924	$—	$154,799,099

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Short-term investments	$6,865,406	$—	$—	$6,865,406
Equity securities:
Common stock	37,513,464	—	—	37,513,464
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	87,640,140	—	87,640,140
Corporate debt securities*	—	17,486,344	939,900	18,426,244
Total	$44,378,870	$105,126,484	$939,900	$150,445,254

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

The carrying amounts and estimated fair values of other financial instruments (see previous table for investments carried at estimated fair value) as of September 30, 2016 and December 31, 2015 are presented in the following table:

As of September 30, 2016	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$26,898,991	$26,898,991	$26,898,991	$—	$—
Cost-basis investments	4,119,328	4,367,372	—	—	4,367,372
Accrued dividends and interest	1,389,526	1,389,526	1,389,526	—	—
Total	$32,407,845	$32,655,889	$28,288,517	$—	$4,367,372

As of December 31, 2015	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$21,790,068	$21,790,068	$21,790,068	$—	$—
Cost-basis investments	3,588,314	3,684,020	—	—	3,684,020
Accrued dividends and interest	1,004,126	1,004,126	1,004,126	—	—
Total	$26,382,508	$26,478,214	$22,794,194	$—	$3,684,020

The following table presents a reconciliation of the Company’s assets measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the period ended September 30, 2016 and the year ended December 31, 2015:

Changes in fair value during the period ended:	2016	2015
Beginning balance at January 1	$939,900	$939,100
Redemptions and sales	(1,000,000)	—
Realized gain – included in net realized gain on investments	74,996	—
Unrealized (loss) gain – included in other comprehensive income (loss)	(14,896)	800
Ending balance, net	$—	$939,900

Certain cost-basis investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than-temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of September 30, 2016 and December 31, 2015. The following table summarizes the corresponding estimated fair value hierarchy of such investments at September 30, 2016 and December 31, 2015 and the related impairments recognized:

As of September 30, 2016	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	No	$—	$—	$—	$—	$—
Total cost-basis investments			$—	$—	$—	$—	$—

As of December 31, 2015	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$163,350	$163,350	$(233,069)
Total cost-basis investments			$—	$—	$163,350	$163,350	$(233,069)

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $193,782,000 and $171,010,000 as of September 30, 2016 and December 31, 2015, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Agency Relationship – On July 1, 2015, Title Resource Group LLC's wholly owned subsidiary, title insurer Texas American Title Company, acquired the assets of ITCOA, LLC, which does business throughout Texas as Independence Title. For the nine-month period ended September 30, 2016 and the twelve-month periods ended December 31, 2015 and 2014, Independence Title originated 5.6%, 10.3% and 23.6%, respectively, of the net premiums written for the Company. Independence Title is under no legal commitment to remit a minimum amount of premiums to the Company, and could cease doing so at any time.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of September 30, 2016	As of December 31, 2015
Consolidated Balance Sheets
Other investments	$6,507,000	$6,519,000
Premiums and fees receivable	$78,000	$719,000

Financial Statement Classification,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Income	2016	2015	2016	2015
Net premiums written	$4,513,000	$3,451,000	$10,993,000	$10,436,000
Other income	$809,000	$716,000	$1,541,000	$2,230,000
Commissions to agents	$3,062,000	$2,326,000	$7,465,000	$7,176,000

Note 9 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at July 1	$14,331,320	$(111,776)	$14,219,544
Other comprehensive loss before reclassifications	(489,001)	—	(489,001)
Amounts reclassified from accumulated other comprehensive income	(282,461)	1,476	(280,985)
Net current-period other comprehensive (loss) income	(771,462)	1,476	(769,986)
Ending balance	$13,559,858	$(110,300)	$13,449,558

Three Months Ended September 30, 2015	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at July 1	$11,099,177	$(75,380)	$11,023,797
Other comprehensive loss before reclassifications	(1,549,501)	—	(1,549,501)
Amounts reclassified from accumulated other comprehensive income	130,851	1,304	132,155
Net current-period other comprehensive (loss) income	(1,418,650)	1,304	(1,417,346)
Ending balance	$9,680,527	$(74,076)	$9,606,451

Nine Months Ended September 30, 2016	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,597,741	$(114,726)	$11,483,015
Other comprehensive income before reclassifications	2,325,045	—	2,325,045
Amounts reclassified from accumulated other comprehensive income	(362,928)	4,426	(358,502)
Net current-period other comprehensive income	1,962,117	4,426	1,966,543
Ending balance	$13,559,858	$(110,300)	$13,449,558

Nine Months Ended September 30, 2015	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$12,934,497	$(77,988)	$12,856,509
Other comprehensive loss before reclassifications	(2,777,909)	—	(2,777,909)
Amounts reclassified from accumulated other comprehensive income	(476,061)	3,912	(472,149)
Net current-period other comprehensive (loss) income	(3,253,970)	3,912	(3,250,058)
Ending balance	$9,680,527	$(74,076)	$9,606,451

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$545,925
Other-than-temporary impairments	(118,703)
Total	$427,222	Net realized gain (loss) on investments
Tax	(144,761)	Provision for Income Taxes
Net of Tax	$282,461
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(2,235)
Total	$(2,235)	(a)
Tax	759	Provision for Income Taxes
Net of Tax	$(1,476)
Reclassifications for the period	$280,985

Three Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$458,058
Other-than-temporary impairments	(657,755)
Total	$(199,697)	Net realized gain (loss) on investments
Tax	68,846	Provision for Income Taxes
Net of Tax	$(130,851)
Amortization related to postretirement benefit plans:
Prior year service cost	$(1,098)
Unrecognized loss	(878)
Total	$(1,976)	(a)
Tax	672	Provision for Income Taxes
Net of Tax	$(1,304)
Reclassifications for the period	$(132,155)

Nine Months Ended September 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$785,517
Other-than-temporary impairments	(233,941)
Total	$551,576	Net realized gain (loss) on investments
Tax	(188,648)	Provision for Income Taxes
Net of Tax	$362,928
Amortization related to postretirement benefit plans:
Prior year service cost	—
Unrecognized loss	(6,705)
Total	$(6,705)	(a)
Tax	2,279	Provision for Income Taxes
Net of Tax	$(4,426)
Reclassifications for the period	$358,502

Nine Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$1,390,070
Other-than-temporary impairments	(668,904)
Total	$721,166	Net realized gain (loss) on investments
Tax	(245,105)	Provision for Income Taxes
Net of Tax	$476,061
Amortization related to postretirement benefit plans:
Prior year service cost	(3,293)
Unrecognized loss	(2,635)
Total	$(5,928)	(a)
Tax	2,016	Provision for Income Taxes
Net of Tax	$(3,912)
Reclassifications for the period	$472,149

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

Overview

Investors Title Company (the "Company") is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company ("ITIC") and National Investors Title Insurance Company ("NITIC"). Total revenues from the title segment accounted for 95.1% of the Company's revenues for the nine months ended September 30, 2016. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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
Title insurance premiums vary from state to state and are subject to extensive regulation. Statutes generally provide that rates must not be excessive, inadequate or unfairly discriminatory. The process of implementing a rate change in most states involves pre-approval by the applicable state insurance regulator.
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

The Company’s exchange services division, consisting of the operations of ITEC and ITAC, provides customer services in connection with tax-deferred real property exchanges.  ITEC serves as a qualified intermediary in like-kind exchanges of real or personal property under Section 1031 of the Internal Revenue Code of 1986, as amended.  In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period.  ITAC serves as exchange accommodation titleholder in reverse exchanges.  An exchange accommodation offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.
The Company’s trust services division, consisting of the operations of Investors Trust, provides investment management and trust services to individuals, companies, banks and trusts.
ITMS offers various consulting services to provide clients with the technical expertise to start and successfully operate a title insurance agency.

Business Trends and Recent Conditions

The housing market is heavily influenced by overall economic conditions and government policies.  Initiatives undertaken by various governmental agencies could ease barriers to home ownership and help instill consumer confidence; regulatory changes and reform of government-sponsored entities could impact lending standards or the processes and procedures used by the Company; and the current real estate environment, including interest rates and general economic activity, typically influence the demand for real estate.  These factors would likely impact the Company's results of operations.
Current Initiatives
In efforts to provide transparency and improve market stability, the Federal Open Market Committee ("FOMC") of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. The Committee voted at the November 2016 meeting to maintain the rates set in December 2015. Any future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and 2.0% inflation. The FOMC anticipates future economic conditions to evolve in ways that will warrant gradual increases, and that for some time, the federal funds rate is expected to be below long range levels.
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
On August 15 2016, the Bureau of Consumer Financial Protection ("Bureau") proposed various amendments to federal mortgage disclosure requirements under the Real Estate Settlement Procedures Act and the Truth in Lending Act that are implemented in Regulation Z.  The proposed amendments would reinforce the Bureau’s informal guidance on various issues and include clarifications and technical amendments.  The Bureau also proposed changes that would create tolerances for the total of payments; adjust a partial exemption that mainly affects housing finance agencies and nonprofits; provide a uniform rule regarding application of the integrated mortgage disclosure requirements to cooperative units; and provide guidance on sharing the disclosures with various parties involved in the mortgage origination process. The comment period on the proposed rule changes closed October 18, 2016. The proposed rules, if adopted, should not have a material impact on the Company.
The Consumer Financial Protection Bureau ("CFPB"), Office of the Comptroller of Currency and the Federal Reserve have issued memorandums to banks that communicated those agencies’ heightened focus on vetting third party providers. Such increased regulatory involvement may affect the Company's agents and approved providers.  Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in state legislatures and before various insurance regulatory agencies. Although the Company regularly monitors such proposals, the likelihood and timing of passage of any such regulation, and the possible effects of any such regulation on the Company and its subsidiaries, cannot be determined at this time.
Real Estate Environment
The economy as a whole is expanding and there has been a steady reduction in unemployment. The Mortgage Bankers Association's (“MBA”) September 12, 2016 Economic Forecast predicts 2016 overall economic growth of approximately 1.8% with continued improvement in employment as the unemployment rate is expected to trend down to approximately 4.7%.
The MBA September 12, 2016 Mortgage Finance Forecast ("MBA Forecast") projects 2016 purchase activity to increase 11.4% to $981 billion and refinance activity to increase 14.4% to $857 billion, resulting in a 12.8% increase in total mortgage originations to $1,838 billion, all from 2015 levels. In 2015, refinance activity accounted for 46.0% of all mortgage originations and is projected to represent 46.6% of mortgage originations in 2016.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.6% and 3.8% for the nine-month periods ended September 30, 2016 and 2015, respectively. According to the MBA Forecast, refinancing is expected to be higher in 2016 as mortgage interest rates have been declining from 3.9% as of December 31, 2015 to a projected 3.7% in the fourth quarter of 2016.
Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Recent Proposed Acquisition

On October 12, 2016, National Investors Holdings, LLC ("NIH"), a subsidiary of the Company, entered into a stock purchase agreement (the "Purchase Agreement") to acquire all of the outstanding shares of University Title Company (“University”). University is a title insurance agency doing business in the State of Texas. On October 31, 2016, NIH closed the transaction, paying $10 million plus a $918,000 adjustment for University’s net cash position at closing to the shareholders of University. The transaction is being financed with a $6 million principal amount loan from a bank and cash on hand.  The loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.752%, matures on December 27, 2016 and is secured by assets of the Company pursuant to a Commercial Security Agreement.

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the nine-month period ended September 30, 2016, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.

Results of Operations

The following table presents certain income statement data for the three- and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net premiums written	$36,511,373	$30,945,532	$87,810,602	$86,372,154
Investment income – interest and dividends	1,160,983	1,117,529	3,478,999	3,427,055
Net realized gain (loss) on investments	439,326	(338,631)	574,328	601,336
Other	2,890,023	2,816,828	7,827,509	7,924,329
Total Revenues	41,001,705	34,541,258	99,691,438	98,324,874

Operating Expenses:
Commissions to agents	18,739,151	16,898,323	45,946,379	48,393,553
(Benefit) provision for claims	(1,067,853)	703,979	(403,982)	3,621,401
Salaries, employee benefits and payroll taxes	8,300,823	6,957,874	22,945,972	21,101,955
Office occupancy and operations	1,496,948	1,342,288	4,526,710	4,089,806
Business development	608,532	568,189	1,695,180	1,633,358
Filing fees, franchise and local taxes	191,574	134,880	688,731	572,621
Premium and retaliatory taxes	673,551	573,336	1,559,631	1,684,674
Professional and contract labor fees	523,504	661,879	1,599,603	1,926,469
Other	157,308	264,012	629,539	708,918
Total Operating Expenses	29,623,538	28,104,760	79,187,763	83,732,755

Income before Income Taxes	11,378,167	6,436,498	20,503,675	14,592,119

Provision for Income Taxes	3,249,000	1,941,000	6,040,000	4,250,000

Net Income Attributable to the Company	$8,126,939	$4,490,962	$14,470,359	$10,337,583
Insurance and Other Services Revenues

Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income and exchange services income. Investment income and realized investment gains and losses are not included in insurance and other services revenues and are discussed separately under “Investment Related Revenues” below.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three- and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	%	2015	%	2016	%	2015	%
Home and Branch	$10,860,361	29.7%	$7,967,826	25.7%	$24,751,134	28.2%	$21,281,363	24.6%
Agency	25,651,012	70.3%	22,977,706	74.3%	63,059,468	71.8%	65,090,791	75.4%
Total	$36,511,373	100.0%	$30,945,532	100.0%	$87,810,602	100.0%	$86,372,154	100.0%

Home and Branch Office Net Premiums: In the Company's home and branch operations, the Company issues the title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 36.3% and 16.3% for the three- and nine-month periods ended September 30, 2016, respectively, compared with the prior year period. The increases for the three- and nine-month periods ended September 30, 2016 primarily relate to higher aggregate coverage insured resulting from increased transaction volume and real estate values, as well as revised premium rates filed in North Carolina.

During the quarter ended March 31, 2016, the North Carolina Title Insurance Rating Bureau, which establishes premium rates for title insurance in North Carolina, and of which Investors Title Insurance Company is a member, filed updated premium rates that took effect on April 1, 2016.  The revised rates positively impacted premiums by approximately $1,700,000 and $2,400,000 for the three- and nine-month periods ended September 30, 2016, respectively.

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

Agency net premiums written increased 11.6% and decreased 3.1% for the three- and nine-month periods ended September 30, 2016, respectively, compared with the prior year period. The increase for the three-month period ended September 30, 2016 was primarily attributable to the addition of new title insurance agents in the Company's southeast markets, higher levels of real estate activity from existing agents and overall higher home prices. The decrease in agency premiums for the nine-month period ended September 30, 2016 was primarily attributable to a decrease in the amount of premiums written from a few larger agents, particularly one agent in the Texas market that was acquired by another title insurer in the second quarter of 2015, partially offset by an increase in premiums written from other agents and overall higher home prices. For further details of this agency relationship, refer to Note 7 to the Notes to the Consolidated Financial Statements herein.

Following is a schedule of net premiums written for the three- and nine-month periods ended September 30, 2016 and 2015 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently write insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State	2016	2015	2016	2015
North Carolina	$13,959,573	$10,320,737	$31,978,564	$27,618,674
Texas	7,069,431	6,460,351	17,367,044	21,047,559
South Carolina	3,552,259	3,280,208	8,322,931	8,344,775
Georgia	3,498,742	2,479,942	8,013,787	5,551,143
Virginia	1,756,468	1,558,932	4,745,121	4,235,041
All Others	6,703,648	6,898,880	17,442,568	19,698,481
Premiums	36,540,121	30,999,050	87,870,015	86,495,673
Reinsurance Assumed	—	—	10,946	23,195
Reinsurance Ceded	(28,748)	(53,518)	(70,359)	(146,714)
Net Premiums Written	$36,511,373	$30,945,532	$87,810,602	$86,372,154

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, state tax credit income and income related to the Company’s equity method investments. Other revenues were $2,890,023 and $7,827,509 for the three- and nine-month periods ended September 30, 2016, respectively, compared with $2,816,828 and $7,924,329 for the same prior year periods. The increase for the three-month period ended September 30, 2016 primarily related to increases in revenue from management services, exchange services and title fees, partially offset by decreases in trust and investment management services and earnings of unconsolidated affiliates. The decrease for the nine-month period ended September 30, 2016 primarily related to a decrease in earnings of unconsolidated affiliates, partially offset by increases in revenue from exchange services, management services and title fees.

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
Investment income was $1,160,983 and $3,478,999 for the three- and nine-month periods ended September 30, 2016, respectively, compared with $1,117,529 and $3,427,055 for the same prior year periods. The increase in investment income for the three- and nine-month periods ended September 30, 2016 was primarily due to higher levels of invested assets.

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
The net realized gain (loss) on investments was $439,326 and $574,328 for the three- and nine-month periods ended September 30, 2016, respectively, compared with $(338,631) and $601,336 for the same prior year periods. The net realized gain on investments for the nine-month period ended September 30, 2016 includes impairment charges of $233,941 on certain investments that were deemed to be other-than-temporarily impaired, offset by a net realized gain on the sales of investments and other assets of $808,269. The net realized gain on investments for the nine-month period ended September 30, 2015 includes impairment charges of $901,973 on certain investments that were deemed to be other-than-temporarily impaired, offset by a net realized gain on the sales of investments and other assets of $1,503,309. Management believes unrealized losses on remaining fixed income and equity securities at September 30, 2016 are temporary in nature.

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

Expenses

The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, office occupancy and operations and provision for claims. Operating expenses increased 5.4% and decreased 5.4% for the three- and nine-month periods ended September 30, 2016, respectively, compared with the same prior year periods. The increase in the three-month period ended September 30, 2016 is primarily due to an increase in commissions and salaries, employee benefits and payroll taxes, partially offset by a benefit for claims. The decrease in the nine-month period ended 2016 is primarily due to a decrease in commissions and a benefit for claims.

Following is a summary of the Company's operating expenses for the three- and nine-month periods ended September 30, 2016 and 2015. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	%	2015	%	2016	%	2015	%
Title Insurance	$27,967,210	94.4%	$26,529,660	94.4%	$74,302,399	93.8%	$78,992,688	94.3%
All Other	1,656,328	5.6%	1,575,100	5.6%	4,885,364	6.2%	4,740,067	5.7%
Total	$29,623,538	100.0%	$28,104,760	100.0%	$79,187,763	100.0%	$83,732,755	100.0%

On a combined basis, after-tax profit margins were 19.8% and 14.5% for the three- and nine-month periods ended September 30, 2016, respectively, and 13.0% and 10.5% for the three- and nine-month periods ended September 30, 2015. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Total Company
Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees. Salaries, employee benefits and payroll taxes were $8,300,823 and $22,945,972 for the three- and nine-month periods ended September 30, 2016, respectively, compared with $6,957,874 and $21,101,955 for the same prior year periods. On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 20.2% and 23.0% for the three- and nine-month periods ended September 30, 2016, respectively, compared with 20.1% and 21.5% for the same prior year periods. The increases in payroll expenses for the three- and nine-month periods ended September 30, 2016 primarily relate to increases in the accrual for incentive compensation and fluctuations in the level of capitalized salaries related to software development.

Office Occupancy and Operations: Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Office occupancy and operations expenses were $1,496,948 and $4,526,710 for the three- and nine-month periods ended September 30, 2016, respectively, compared with $1,342,288 and $4,089,806 for the same prior year periods. As a percentage of total revenues, office occupancy and operations expenses were 3.7% and 4.5% for the three- and nine-month periods ended September 30, 2016, respectively, compared with 3.9% and 4.2% for the same prior year periods. The increases in expenses in 2016 primarily related to increases in depreciation and maintenance expenses.

Business Development: Business development expenses primarily include marketing and travel-related expenses. Business development expenses were $608,532 and $1,695,180 for the three- and nine-month periods ended September 30, 2016, respectively, compared with $568,189 and $1,633,358 for the same prior year periods. Business development expenses increased 7.1% and 3.8% for the three- and nine-month periods ended September 30, 2016, respectively, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2016 primarily related to an increase in marketing expenses.

Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes. Filing fees, franchise and local tax expenses were $191,574 and $688,731 for the three- and nine-month periods ended September 30, 2016, respectively, compared with $134,880 and $572,621 for the same prior year periods.

Professional and Contract Labor Fees: Professional and contract labor fees were $523,504 and $1,599,603 for the three- and nine-month periods ended September 30, 2016, respectively, compared with $661,879 and $1,926,469 for the same prior year periods. The decrease for the three-month period ended September 30, 2016 was primarily attributable to a decrease in legal fees. The decrease for the nine-month period ended September 30, 2016 was primarily attributable to a decrease in legal fees and consulting fees associated with the Company's ongoing software initiatives.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment. These amounts typically fluctuate in relation to transaction volume of the title segment and the trust division. Other expenses were $157,308 and $629,539 for the three- and nine-month periods ended September 30, 2016, respectively, compared with $264,012 and $708,918 for the same prior year periods.

Title Insurance
Commissions: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 10.9% and decreased 5.1% for the three- and nine-month periods ended September 30, 2016, respectively, compared with the same prior year periods. Commission expense as a percentage of net premiums written by agents was 73.1% and 72.9% for the three- and nine-month periods ended September 30, 2016, respectively, compared with 73.5% and 74.3% for the same prior year periods. Commission expense for the three- and nine-month periods ended September 30, 2016 moved primarily commensurate with agent premium volume. Commission rates may vary due to geographic locations, different levels of premium rate structures and state regulations.

(Benefit) Provision for Claims: The (benefit) provision for claims as a percentage of net premiums written was (2.9)% and (0.5)% for the three- and nine-month periods ended September 30, 2016, respectively, compared with 2.3% and 4.2% for the same prior year periods. The change in the (benefit) provision for claims in the current periods compared with the prior year periods primarily related to favorable loss development in recent policy years, as the Company’s incurred losses for policy years 2009 through 2015 continue to develop favorably.

Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops. The decrease in the loss provision rate for the nine-month periods ended September 30, 2016 from the 2015 level resulted in approximately $4,086,000 less in reserves than would have been recorded at the higher 2015 level, as policy years 2009 through 2016 are trending below historical levels.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $1,848,018 and $2,401,401 for the nine-month periods ended September 30, 2016 and 2015, respectively.

Reserves for Claims:  At September 30, 2016, the total reserve for claims was $35,536,000. Of that total, approximately $4,695,000 was reserved for specific claims, and approximately $30,841,000 was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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
Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium and retaliatory tax rates vary from state to state; accordingly, the total premium and retaliatory tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.8% for both the three- and nine-month periods ended September 30, 2016, respectively, compared with 1.9% and 2.0% for the same prior year periods.

Income Taxes

The provision for income taxes was $3,249,000 and $6,040,000 for the three- and nine-month periods ended September 30, 2016, respectively, compared with $1,941,000 and $4,250,000 for the same prior year periods. Income tax expense as a percentage of earnings before income taxes was 28.6% and 29.5% for the three- and nine-month periods ended September 30, 2016, respectively, compared with 30.2% and 29.1% for the same prior year periods. The effective income tax rate for both 2016 and 2015 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through September 30, 2016 will be realized. However, this judgment could be impacted by further market fluctuations.

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
Cash Flows: Net cash flows provided by operating activities were $14,761,711 and $12,110,111 for the nine-month periods ended September 30, 2016 and 2015, respectively. Cash flows from operating activities increased in 2016 from 2015, primarily due to an increase in net income, a decrease in other assets, and an increase in the provision for deferred taxes, partially offset by a benefit for claims, the timing of payable disbursements, and an increase in income taxes recoverable.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the payment of dividends. In 2016, the Company had lower levels of investment purchase activity, proceeds from investing activities and purchases of property, and higher levels of repurchases of common stock and dividends paid compared with the prior year period.

The Company maintains a high degree of liquidity within its investment portfolio, classified as available-for-sale, in the form of cash, short-term investments and other readily marketable securities. As of September 30, 2016, the Company held cash and cash equivalents of $26,898,991, short-term investments of $3,925,296, fixed maturity securities of $111,038,924 and equity securities of $39,834,879. The net effect of all activities on total cash and cash equivalents was an increase of $5,108,923 in 2016.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of September 30, 2016, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state where they are licensed to issue title insurance.

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
Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company has purchased 66,803 shares for the nine-month period ended September 30, 2016 and 72,044 for the same period in 2015 at an average per share price of $93.10 and $71.72, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.
Capital Expenditures: Capital Expenditures were approximately $1,742,000 for nine-month period ended September 30, 2016. In 2016, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverses exchange property held by the Company for the purpose of completing such transactions totaled approximately $193,782,000 and $171,010,000 as of September 30, 2016 and December 31, 2015, respectively. These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

•	the desirability to maintain capital above statutory minimum requirements for competitive, marketing and other reasons;

•	heightened regulatory scrutiny and investigations of the title insurance industry;

•	the Company’s dependence on key management and marketing personnel, the loss of whom could have a material adverse effect on the Company’s business;

•	difficulty managing growth, whether organic or through acquisitions;

•	reform of government-sponsored entities that could adversely impact the Company;

•	policies and procedures for the mitigation of risks that may be insufficient to prevent losses;

•	the shareholder rights plan could discourage transactions involving actual or potential changes of control; and

•	other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.

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

No material changes in the Company’s market risk or market strategy occurred during the quarter ended September 30, 2016.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

The Company’s future growth plans involve expansion into new geographic locations and further penetration into established markets through new or existing agents, or through acquisitions.  Such growth may subject the Company to associated risks, such as the diversion of management’s attention. Furthermore, growth from acquisitions may subject the Company to additional risks, such as incurring unanticipated liabilities from an acquired business, not being able to integrate an acquired entity, retain its employees or customers or realize synergies.  The occurrence of any of these risks may deprive the Company of some or all the anticipated value of the acquisition or other growth initiatives, resulting in lower returns on investment and negative effects on the Company's results of operations. These risks could be particularly significant if the Company incurs significant costs in pursuing the acquisition or other initiatives.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended September 30, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				461,710
July 2016	18,170	$96.10	18,170	443,540
August 2016	13,763	$97.32	13,763	429,777
September 2016	—	$—	—	429,777
Total:	31,933	$96.63	31,933	429,777

For the quarter ended September 30, 2016, the Company purchased an aggregate of 31,933 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  November 7, 2016