Form 10-K
period 2016-12-31
INVESTORS TITLE CO
filed 2017-03-10
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2016
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
Large accelerated filer  [   ]     Accelerated filer  [X]     Non-accelerated filer   [   ] (Do not check if a smaller reporting company)     Smaller reporting company [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  [   ]     No  [X]
The aggregate market value of the shares held by non-affiliates of the registrant as of June 30, 2016 was $134,766,844 based on the closing price on the NASDAQ Stock Market LLC.
As of February 14, 2017, there were 1,884,584 common shares of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 17, 2017 are incorporated by reference in Part III hereof.

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

•	the Company’s reliance upon the North Carolina and Texas markets for a significant portion of its premiums, comprising approximately 35.5% and 20.5% of premiums written, respectively;

•	compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;

•	the impact of governmental oversight of compliance by service providers, including title insurance agents, with federal consumer financial laws;

•	possible downgrades from a rating agency, which could result in a loss of underwriting business;

•	the inability of the Company to manage, develop and implement technological advancements and prevent system interruptions or unauthorized system intrusions;

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

Numerous types of defects could jeopardize the property owner’s or mortgagee’s interest in the property for which a title policy may provide coverage. Such risks include title being vested in an individual or entity other than the insured, lack of a right of access to the property, invalidity or unenforceability of the insured mortgage, or other defects, liens, or encumbrances that make the property unmarketable. The policy may provide coverage for defects arising from prior unsatisfied mortgages, judgments, tax liens or confirmed assessments, or encumbrances against the property arising through easements, restrictions or other existing covenants. Title insurance may also protect against deeds or mortgages that were forged or improperly acknowledged or delivered, that were executed by spouses without the other spouse’s signature or that were conveyed by minors or other persons who lack legal capacity.

Title Insurance Policies. The Company issues title insurance policies based on a search of public records. The title search documents the current status of title to the property. There are two basic types of title insurance policies – one for the mortgage lender and one for the real property owner. A lender often requires property owners to purchase title insurance to protect the priority of its mortgage loan, but the lender’s title insurance policy does not protect the property owner. The property owner has to purchase a separate owner’s title insurance policy to protect its investment.

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

Losses and Reserves. While most other forms of insurance provide for the assumption of risk of loss arising from unforeseen events, title insurance is based upon a process of loss avoidance. Title insurance generally serves to protect the policyholder from the risk of loss from events that predate the issuance of the policy. Losses on policies typically occur when a title defect is not discovered during the examination and settlement process or upon the occurrence of certain hidden risks which cannot be determined from an accurate search of public land records. The maximum amount of liability under a title insurance policy is generally the face amount of the policy plus the cost of defending the insured’s title against an adverse claim, if agreed to by the insurer prior to payment of loss under the policy, and any inflation protection clause associated with the policy. The reserve for claim losses is established from known claims, as well as estimated losses incurred but not yet reported to the Company based upon historical experience and other factors.

Title claims can often be complex, vary greatly in dollar amounts, are affected by economic and market conditions and may involve uncertainties as to ultimate exposure. Therefore, reserve estimates are subject to variability. For a more complete description of the Company’s reserve for claims, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Title Insurance Underwriting Operations. ITIC and NITIC issue title insurance through the Company’s home and branch offices and through a network of agents. Issuing agents are typically real estate attorneys, independent agents or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory. The Company’s title insurance subsidiaries determine the terms and conditions upon which they will insure title to real property according to the Company’s underwriting standards, policies and procedures. Title insurance premiums written reflect a one-time premium payment, with no recurring premiums.

Generally, premiums for title insurance are recorded and recognized as revenue at the closing of the related transaction, when the earnings process is considered complete. When the policy is issued directly through a home or branch office, the premiums collected are retained by the Company. When the policy is issued through a title insurance agent, the agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. The percentage of the premium retained by agents varies by region and is sometimes regulated by the states where the property is located.

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

NITIC was incorporated in South Carolina in 1973, and is licensed to write title insurance in 20 states and the District of Columbia. In November 2014, NITIC redomesticated to Texas. NITIC currently writes title insurance as a primary insurer in Texas and New York, and as a reinsurer for ITIC.

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

In 1988, the Company established ITEC to provide services in connection with tax-deferred exchanges of like-kind property pursuant to Section 1031 of the Internal Revenue Code. ITEC acts as a qualified intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company. ITAC provides services as an exchange accommodation titleholder for accomplishing reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property. The services provided by the Company’s exchange division, ITEC and ITAC, are pursuant to provisions in the Internal Revenue Code. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange division.

Investors Trust provides investment management and trust services to individuals, companies, banks and trusts.

ITMS offers various consulting and management services to provide clients with the technical expertise to start and successfully operate a title insurance agency.

None of these other lines of business is currently a reportable segment for which separate financial information is presented; instead, they are collectively included and reported in the category “All Other” in the segment information of the Company’s financial statements.

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

Title Insurance

The Company is an insurance holding company and therefore it is subject to regulation in the states in which its insurance subsidiaries do business. These regulations, among other things, require insurance holding companies to register and file certain reports, and require prior regulatory approval of the payment of extraordinary dividends and other intercompany distributions or transfers.

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital, surplus and reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, approving related party transactions, as well as examining and auditing title insurers. At December 31, 2016, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states where they are licensed. A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various state laws to maintain assets of a defined minimum quality and amount.

The Company’s insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed as well as required examinations every five years. These and other governmental authorities have the power to enforce state and federal laws to which the title insurance subsidiaries are subject. These governmental authorities include, but are not limited to, the Consumer Financial Protection Bureau (“CFPB”), which enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance governing the real estate settlement industry. The CFPB has the authority to identify and address, through regulation, unfair, deceptive and abusive practices in the mortgage industry and certain other settlement service industries.

On August 15, 2016, the CFPB proposed various amendments to federal mortgage disclosure requirements under RESPA and the Truth in Lending Act that are implemented in Regulation Z.  The proposed amendments would reinforce the CFPB’s informal guidance on various issues and include clarifications and technical amendments.  The CFPB also proposed changes that would create tolerances for the total of payments; adjust a partial exemption that mainly affects housing finance agencies and nonprofits; provide a uniform rule regarding application of the integrated mortgage disclosure requirements to cooperative units; and provide guidance on sharing the disclosures with various parties involved in the mortgage origination process. The comment period on the proposed rule changes closed October 18, 2016. The proposed rules, if adopted, should not have a material impact on the Company.
In recent years, the CFPB, Office of the Comptroller of Currency and the Federal Reserve have issued memorandums to banks that communicated those agencies’ heightened focus on vetting third party providers. Such increased regulatory involvement may affect the Company's agents and approved providers.  Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in state legislatures and before various insurance regulatory agencies. Although the Company regularly monitors such proposals, the likelihood and timing of passage of any such regulation, and the possible effects of any such regulation on the Company and its subsidiaries, cannot be determined at this time.
Exchange Services, Investment Management and Trust Services, and Management Services

Investors Trust is regulated by the North Carolina Commissioner of Banks.

COMPETITION

The title insurance industry is highly competitive. The four largest title insurance companies typically maintain greater than 85% of the market for title insurance in the United States, with smaller regional companies holding the balance of the market. The number and size of competing companies varies in the respective geographic areas in which the Company conducts business. Key competitive factors in the title insurance industry are the financial strength and size of the insurer, timeliness and quality of service, price and expertise in certain transactions. Title insurance underwriters also compete for agents based upon service and commission levels. Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and related information than the Company. In addition, there are numerous industry-related regulations and statutes that set out conditions and requirements to conduct business. Changes to or the removal of such regulations and statutes could result in additional competition from alternative title insurance products or new entrants into the industry that could materially affect the Company’s business operations and financial condition.

CUSTOMER, LENDER AND AGENT CONCENTRATION

The Company is not dependent upon any single title insurance customer or a few customers, and the loss of any single customer would not have a material adverse effect on the Company.

Based on information from Mortgage Daily, published on April 4, 2016, in 2015’s Largest Mortgage Lenders by Bankrate.com, there were 10 lending institutions in the United States that accounted for approximately 43% of all mortgage originations in the United States in 2015. These lending institutions benefit from title insurance policies that are purchased by borrowers on the lending institutions’ behalf as a condition to the making of a loan. Refusal by major market lenders to accept our product offerings could have a material adverse effect on the Company.

In 2016, 2015 and 2014, the Company had one agent that accounted for 5.4%, 10.3% and 23.6% of net premiums written, respectively.

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in municipal government securities and investment grade corporate bonds and equity securities. The Company’s debt and equity securities are classified as available for sale and carried at fair market value. The Company’s investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries. The Company’s investment portfolio is managed internally and via an affiliated entity. The securities in the Company’s portfolio are subject to economic conditions and normal market risks. Equity securities at December 31, 2016 and 2015 consisted of investments in various industry groups. The Company’s investment portfolio did not include any significant investments in banks, trust or insurance companies at December 31, 2016 or 2015. Short-term investments, which consist primarily of money market instruments and certificates of deposit which have an original maturity of one year or less, are carried at cost, which approximates fair value due to the short duration to maturity. In addition, at December 31, 2016 and 2015, the Company held investments that are accounted for using the equity method (see Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.)

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

EMPLOYEES

The Company and its subsidiaries had 307 full-time employees and 13 part-time employees as of December 31, 2016. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

ADDITIONAL INFORMATION

The Company’s internet address is www.invtitle.com. The contents of the Company’s website are not and shall not be deemed to be a part of this document or any other Securities and Exchange Commission (“SEC”) filing. The Company makes available free of charge through its internet website its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC, and also makes available the Section 16 reports on Forms 3, 4 and 5 of its insiders no later than the end of the business day following such filings. The information is free of charge and may be reviewed and downloaded from the website at any time. The public may read any material it has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The “Investor Relations” section of the Company’s website also includes its code of business conduct and ethics and the charters of the Audit, Compensation and Nominating Committees of its Board of Directors.

EXECUTIVE OFFICERS OF THE COMPANY
Following is information regarding the executive officers of the Company as of February 24, 2017.  Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	82	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	54	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	50	Executive Vice President, Secretary and Director
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
Underwriting agents and approved settlement providers perform a significant portion of the work necessary to issue the Company’s title insurance policies. These agents and providers operate with a substantial degree of independence from the Company, and while they are subject to certain contractual limitations designed to mitigate the Company’s risk, there is no guarantee that these limitations will eliminate all associated risks. As a result, the Company’s use of title agents and approved providers could result in claims on the Company’s policies and other expenses due to fraud and negligence. Fraud, defalcation, errors and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business. Agents and approved attorneys typically handle large sums of money in trusts pursuant to the closing of real estate transactions. Misappropriation of funds by any of these parties could result in title claims, some of which could have a material negative impact on the Company’s results of operations and financial condition.
The Company relies upon the North Carolina and Texas markets for a significant portion of its premiums.  Changes in the economic or regulatory environments in North Carolina or Texas could have an adverse impact on the Company.

North Carolina and Texas are the largest sources of premium revenue for the Company’s title insurance subsidiaries. In 2016, North Carolina and Texas represented 35.5% and 20.5% of total premiums written by the Company, respectively.  A decrease in the level of real estate activity in either North Carolina and/or Texas, whether driven by weak economic conditions, changes in regulatory environments or other factors that influence demand, could have a negative impact on the Company’s financial results.

Adverse deviation of actual claims experience from expected claims experience will result in lower net earnings.
The Company’s net income is affected by the extent to which its actual claims experience differs from the assumptions used in establishing the reserve for claims.  The reserve for claims is established based on actuarial estimates of future payments for reported claims, as well as claims which have been incurred but not yet reported.  In addition, management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims and other relevant factors in determining loss provision rates and the aggregate recorded expected liability for claims.
Due to the nature of the underlying risks and the high degree of uncertainty associated with the estimation of the reserve for claims, the Company cannot determine precisely the amounts which it will ultimately pay to settle its claims.  Factors contributing to the complexity in establishing reserves can include varying loss potentials, timing, unfavorable market or economic conditions and the legal environment. The timing of claims is difficult to estimate as payments may not occur until well into the future. Higher levels of defaults and foreclosures upon insured properties are more prevalent in times of unfavorable economic conditions and can lead to an increase in title insurance claims.  The Company may also incur higher than normal claim payment experience or large losses. To the extent that actual claims experience is greater than estimated, the Company could be required to increase the reserve.
The Company’s insurance subsidiaries are subject to complex government regulations.  Changes in regulations may have an adverse effect on the Company’s results of operations.
The Company’s title insurance subsidiaries are subject to extensive regulations that are intended to protect policyholders and consumers.
The Company’s title insurance subsidiaries are subject to regulations by the CFPB, created by the Dodd-Frank Act.  The CFPB has extensive regulatory and enforcement authority over real estate and mortgage markets, including RESPA, the primary federal regulatory guidance governing the real estate settlement industry.  The manner and extent to which the CFPB will implement new regulations is not fully known; however, any new regulations implemented could result in changes to internal processes through changes to systems and forms. Additionally, the CFPB has issued extensive regulations for the integration of mortgage disclosures which became effective on October 3, 2015.  These new regulations impacted the way in which mortgage market participants create, process and deliver disclosures to consumers; however, implementation did not have a material impact on the Company’s financial position or results of operations.

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
The title insurance industry is highly competitive with only a few insurers comprising a large percentage of the market. Key competitive factors are quality of service, price within regulatory parameters, expertise, timeliness and the financial strength and size of the insurer. Title insurance underwriters compete for premiums by choosing various distribution channels which may include company-owned operations, independent agents and agency relationships with real estate attorneys, subsidiaries of community and regional lending institutions, realtors, builders and other settlement service providers. Title insurance underwriters compete for agents on the basis of service, technology and commission levels. Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and information than the Company. The number and size of competing companies varies in the different geographic areas in which the Company operates, and any reductions to current regulatory barriers within any of the different geographic areas could increase the number of competitors entering into the title insurance market. Competition among the major providers of title insurance or the acceptance of alternative products to traditional title products by the regulatory authorities and the marketplace could adversely affect the Company’s operations and financial condition.
Deterioration in financial markets may cause a decline in the performance of the Company’s investments and could have a material adverse impact on net income.
The Company derives a substantial portion of its income from its investment portfolio. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company’s investment portfolio is subject to risk from changes in general economic conditions, interest rates, liquidity, credit markets, and other external factors. The risk of loss is increased during periods of economic uncertainty and tight credit markets as these factors could limit the ability of some issuers to repay their debt obligations. If the carrying value of the Company’s investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of its investments, which could have a material negative impact on the Company’s results of operations and financial condition.

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
The Company utilizes electronic systems to deliver products and services. These electronic systems are used to receive, process, store, and transmit data. Non-public information may include, but is not limited to, names, addresses, social security numbers, and banking information. In addition, the Company utilizes electronic systems to receive and transfer money. While the Company takes normal precautions to minimize the risk of unauthorized access to and disclosure of non-public information, this risk cannot be entirely eliminated. Events beyond the control of the Company, including unauthorized system intrusions, fraud, telecommunication failures or natural disasters could disrupt operations both internally and externally, increase the possibility of an unauthorized release of proprietary and/or non-public information, and increase the possibility of defalcation of corporate or client funds. Furthermore, certain laws to which the Company or its subsidiaries are subject and certain contracts to which they are party, particularly contracts with financial institutions, require notification to various parties, consumers and customers in the event that confidential or personal information may have been or was accessed by unauthorized third parties. Such an event could potentially result in a breach of contract, and any required notifications could result in, among other things, the loss of customers, negative publicity, distraction of management, fines, suits for breach of contract, regulatory inquiries or involvement and a decline in sales. To counter these risks, the Company invests significant resources in maintaining the security of our network and adapting to evolving security threats. The Company further mitigates the financial risk associated with unauthorized disclosure of non-public information by maintaining cyber liability insurance coverage.
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
The Company’s future growth plans involve expansion into new geographic locations and further penetration into established markets through new or existing agents, or through acquisitions.  Such growth may subject the Company to associated risks, such as the diversion of management’s attention. Furthermore, growth through acquisitions may subject the Company to additional risks, such as incurring unanticipated liabilities from an acquired business, not being able to integrate an acquired entity, retain its employees or customers or realize synergies. The occurrence of any of these risks may deprive the Company of some or all of the anticipated value of an acquisition or other growth initiatives, resulting in lower returns on investment and negative effects on the Company’s results of operations. These risks could be particularly significant if the Company incurs significant costs in pursuing an acquisition or other initiatives.
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
The title insurance industry is subject to scrutiny by both federal and state regulators focusing on violations of state insurance codes, RESPA and similar state and federal laws, among others.  The Company’s insurance subsidiaries routinely receive inquiries from regulators involving market conduct. Future inquiries could lead to fines for violations, settlements with regulating authorities that could result in fines or requirements to pay claims and the potential for further regulation, all of which could adversely affect the Company’s results of operations and financial condition.

Mortgage lending is highly concentrated and changes in relationships with lenders or reform of government-sponsored entities could adversely affect the Company.
In 2015, the 10 largest mortgage lenders accounted for slightly less than half of all mortgage originations in the United States. Refusal by major market lenders to accept our product offerings could have a material adverse effect on the Company. Furthermore, government-sponsored entities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), often require the purchase of title insurance for home loans they securitize.  The federal government has had discussions about the possible reform of Fannie Mae and Freddie Mac. Changes to these entities could impact the entire mortgage loan process and as a result, could impact the demand for title insurance.  The timing and results of reform are currently unknown; however, changes to these entities could adversely impact the Company and its results of operations.
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
The Company is an insurance holding company and it has no substantial operations of its own.  Its principal assets are investments in its operating subsidiaries, primarily its insurance subsidiaries.  The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans.  The Company’s insurance subsidiaries are subject to regulations that limit the amount of dividends, loans or advances they may make to the Company.  The restriction on these amounts is based on the amount of the insurance subsidiaries’ unassigned surplus and net income, with certain adjustments. Additionally, these subsidiaries are required to maintain minimum amounts of capital, surplus and reserves.  As of December 31, 2016, approximately $88,323,000 of consolidated stockholders’ equity represented the net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company.  In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior approval by the appropriate regulatory body.  These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or fund growth opportunities.

Certain provisions of the Company’s shareholder rights plan may deter or discourage a takeover of the Company.
The Company has adopted a shareholder rights plan.  The rights set forth in the plan are not intended to prevent a takeover of the Company, and we believe the rights would be beneficial to the Company and its shareholders in the event of negotiations with a potential acquirer.  However, the shareholder rights plan could discourage transactions involving actual or potential changes of control, including transactions that may involve payment of a premium over prevailing market prices to the Company’s common shareholders.
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None

ITEM 2.   PROPERTIES
The Company owns two adjacent office buildings and property located on the corner of North Columbia and West Rosemary streets in Chapel Hill, North Carolina, which serve as the Company’s corporate headquarters.  The main building contains approximately 23,000 square feet and has on-site parking facilities.  The Company’s subsidiaries, principally ITIC and NITIC, lease office space in 37 locations throughout North Carolina, South Carolina, Texas and Nebraska.  The Company believes that each of the office facilities occupied by the Company and its subsidiaries are in good condition, adequately insured and sufficient for its present operations.

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

ITEM 4.   MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data and Dividends

The Common Stock of the Company is traded under the symbol “ITIC” on the NASDAQ Stock Market LLC. The number of record holders of common stock at December 31, 2016 was 286.  The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories. The following table shows, for the periods indicated, the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Global Market, and cash dividends declared.

	2016			2015
	High	Low	Dividend Paid	High	Low	Dividend Paid
First Quarter	$99.89	$76.35	$0.16	$81.75	$66.55	$0.08
Second Quarter	$106.80	$82.13	$0.16	$77.75	$69.51	$0.08
Third Quarter	$102.70	$88.70	$0.20	$72.50	$67.25	$0.08
Fourth Quarter	$174.10	$93.78	$0.20	$102.41	$71.00	$0.16
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
For the quarter ended December 31, 2016, the Company did not purchase any shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  During the year ended December 31, 2016, the Company purchased a total of 66,803 shares of the Company’s common stock at an average per share price of $93.10 under the Company’s repurchase plan. As of December 31, 2016, there was authority remaining under the plan to purchase up to an aggregate of 429,777 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Common Stock Performance Graph
Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s common stock to the cumulative return of the NASDAQ Composite Index and a peer group consisting of certain companies in the title insurance industry (SIC Code 6361) for the period commencing December 31, 2011 and ending December 31, 2016. The graph assumes that $100 was invested in the Company’s common stock, the NASDAQ Composite Index and the peer group on December 31, 2011 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 6.   SELECTED FINANCIAL DATA
(amounts in thousands except per share data)

For the Year	2016	2015	2014	2013	2012
Net premiums written	$122,095	$112,476	$109,964	$113,886	$102,331
Investment income	4,684	4,531	4,260	3,895	3,980
Revenues	138,492	127,200	123,119	126,251	115,079
Net income attributable to the Company	19,523	12,534	9,649	14,708	11,102

Per Share Data
Basic earnings per common share	$10.23	$6.32	$4.75	$7.15	$5.33
Weighted average shares outstanding – Basic	1,908	1,984	2,032	2,056	2,082
Diluted earnings per common share	$10.19	$6.30	$4.74	$7.08	$5.24
Weighted average shares outstanding – Diluted	1,915	1,990	2,038	2,077	2,117
Cash dividends per share	$0.72	$0.40	$0.32	$0.32	$0.29

At Year-End
Assets	$228,938	$211,522	$198,039	$188,306	$171,918
Investments	160,854	160,552	159,411	142,764	130,779
Stockholders’ equity attributable to the Company	155,045	142,670	137,564	128,062	114,639
Book value/share attributable to the Company	82.28	73.17	67.99	62.86	56.10

Performance Ratios
Net income attributable to the Company to:
Average stockholders’ equity attributable to the Company	13.12%	8.95%	7.27%	12.12%	10.04%
Total revenues	14.10%	9.85%	7.84%	11.65%	9.65%

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

Overview
Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”).  Total revenues from the title segment accounted for 95.3% of the Company’s revenues in 2016.  Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.  Title insurance protects against loss or damage resulting from title defects that affect real property.
Title insurance policies for mortgage lenders and real estate owners are the two basic types of title insurance policies.  A lender often requires the property owner to purchase a lender’s title insurance policy to protect its position as a holder of a mortgage loan, but the lender’s title insurance policy does not protect the property owner.  The property owner has to purchase a separate owner’s title insurance policy to protect its investment.  When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property.  If a covered claim is made against real property, title insurance provides indemnification against insured defects.
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

Business Trends and Recent Conditions
The housing market is heavily influenced by overall economic conditions and government policies.  Initiatives undertaken by various governmental agencies could ease barriers to home ownership and help instill consumer confidence. Regulatory changes and reform of government-sponsored entities could impact lending standards or the processes and procedures used by the Company. The current real estate environment, including interest rates and general economic activity, typically influence the demand for real estate.  Any of these factors would likely impact the Company's results of operations.
Current Initiatives
In efforts to provide transparency, the Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. The FOMC voted at the December 2016 meeting to increase interest rates to a target range between 0.50% and 0.75%. Any future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and 2.0% inflation. The FOMC anticipates future economic conditions to evolve in ways that will warrant gradual increases, and that for some time, the federal funds rate is expected to be below long range levels.
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

On August 15, 2016, the Consumer Financial Protection Bureau (“CFPB”) proposed various amendments to federal mortgage disclosure requirements under the Real Estate Settlement Procedures Act and the Truth in Lending Act that are implemented in Regulation Z.  The proposed amendments would reinforce the CFPB’s informal guidance on various issues and include clarifications and technical amendments.  The CFPB also proposed changes that would create tolerances for the total of payments; adjust a partial exemption that mainly affects housing finance agencies and nonprofits; provide a uniform rule regarding application of the integrated mortgage disclosure requirements to cooperative units; and provide guidance on sharing the disclosures with various parties involved in the mortgage origination process. The comment period on the proposed rule changes closed October 18, 2016. The proposed rules, if adopted, are not expected to have a material impact on the Company.
In recent years, the CFPB, Office of the Comptroller of Currency and the Federal Reserve have issued memorandums to banks that communicated those agencies’ heightened focus on vetting third party providers. Such increased regulatory involvement may affect the Company's agents and approved providers.  Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in state legislatures and before various insurance regulatory agencies. Although the Company regularly monitors such proposals, the likelihood and timing of passage of any such regulation, and the possible effects of any such regulation on the Company and its subsidiaries, cannot be determined at this time.
Real Estate Environment
Overall, the economy is expanding and there has been a steady reduction in unemployment in recent years. The Mortgage Bankers Association's (“MBA”) January 2017 Economic and Mortgage Finance Commentary predicts 2017 overall growth in the gross domestic product of approximately 2.1% with continued improvement in the employment rate as the economy adds approximately 150,000 jobs per month. As the economy continues to improve, higher inflation will likely ensue, leading to higher interest rates. It is projected that the FOMC will raise the federal funds rate 3 times during 2017.
The MBA January 19, 2017 Mortgage Finance Forecast (“MBA Forecast”) projects 2017 purchase activity to increase 10.3% to $1,092 billion and refinance activity to decrease 47.7% to $471 billion, resulting in a decrease in total mortgage originations of 17.3% to $1,563 billion, all from 2016 levels. In 2016, purchase activity accounted for 52.4% of all mortgage originations and is projected to represent 69.9% of all mortgage originations in 2017.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.6%, 3.8% and 4.2% for the years ended December 31, 2016, 2015 and 2014, respectively. Per the MBA Forecast, refinancing is expected to be lower in 2017 as mortgage interest rates continue to climb to a projected 4.7% in the fourth quarter of 2017.
Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Acquisition of University Title
In October 2016, National Investors Holdings, LLC ("NIH"), a subsidiary of the Company, acquired all of the outstanding shares of University Title Company (“University”), a title insurance agency doing business in the state of Texas. NIH paid $10 million plus a $918,000 adjustment for University’s net cash position at closing to the shareholders of University. The acquisition was partially financed with loan proceeds from a Business/Commercial Loan Agreement and related Promissory Note (collectively, the “Loan Agreement”) with a bank, pursuant to which the bank loaned the Company the principal amount of $6 million. The Company paid off all amounts due under the Loan Agreement in December 2016, and therefore has no liabilities related to the Loan Agreement as of December 31, 2016.
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

Reserve for Claim Losses
The Company’s reserve for claims is established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”).  The total reserve for all losses incurred but unpaid as of December 31, 2016 is represented by the reserve for claims totaling $35,305,000 in the accompanying Consolidated Balance Sheets.  Of that total, approximately $4,405,000 was reserved for specific claims which have been reported to the Company, and approximately $30,900,000 was reserved for IBNR claims.
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
Management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims, actuarial projections and other relevant factors in determining its loss provision rates and the aggregate recorded expected liability for claims.  In establishing the reserve, actuarial projections are compared with recorded reserves to evaluate the adequacy of such recorded claims reserves and any necessary adjustments are then recorded in the current period’s income statement.  As the most recent claims experience develops and new information becomes available, the loss reserve estimate related to prior periods will change to more accurately reflect updated and improved emerging data.  The Company reflects any adjustments to the reserve in the results of operations in the period in which new information (principally claims experience) becomes available.
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
Management also considers actuarial analyses in evaluating the claims reserve.  The actuarial methods used to evaluate the reserve are loss development methods, Bornhuetter-Ferguson methods and Cape Cod methods, all of which are accepted actuarial methods for estimating ultimate losses and, therefore, loss reserves.  In the loss development method, each policy year’s paid or incurred losses are projected to an “ultimate” level using loss development factors.  In the Bornhuetter-Ferguson method, a type of expected loss method, losses for each policy year are estimated based on an expected loss ratio derived directly from a previous estimate of ultimate loss for each policy year plus an additional provision for losses that have not been reported or paid as of the evaluation date.  Bornhuetter-Ferguson methods produce more stable ultimate loss estimates than do loss development methods, which are more responsive to the current loss data but can lead to volatile results.  The Cape Cod method, a special case of the Bornhuetter-Ferguson method, blends the results of the loss development and expected loss methods. For more recent policy years, the Cape Cod method gives more weight to the results of the expected loss methods; for older policy years, more weight is given to the loss development method results.
The key actuarial assumptions are principally loss development factors and expected loss ratios.  The selected loss development factors are based on a combination of the Company’s historical loss experience and title industry loss experience.  Expected loss ratios are estimated for each policy year based on the Company’s own experience and title industry loss ratios.  When updated data is incorporated into the actuarial models, the resulting loss development factors and expected loss ratios will likely change from the prior values.  Changes in these values from 2014 through 2016 have been the result of actual Company and industry experience during the calendar years.

If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased three loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2016 would be as follows:

Increase in Loss Ratio of three percentage points	$(2,417,000)
Decrease in Loss Ratio of three percentage points	$2,417,000

Company management believes that using a sensitivity of three loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the Company’s reserve is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2016.  The ultimate settlement of claims will likely vary from the reserve estimates included in the Company’s Consolidated Financial Statements.  The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a material adverse effect on the Company’s financial position or operating results.
Premiums Written and Commissions to Agents
Generally, title insurance premiums are recognized at the time of settlement of the related real estate transaction, as the earnings process is then considered complete, irrespective of the timing of the issuance of a title insurance policy or commitment. Expenses typically associated with premiums, including agent commissions, premium taxes, and the provision for future claims are recognized concurrent with recognition of related premium revenue.
Premium revenues from certain agency operations include accruals for transactions which have settled but have not been reported as of the balance sheet date. These accruals are based on estimates of the typical lag time between settlement of real estate transactions and the agent’s reporting of these transactions to the Company. Reporting lag times vary by market. In certain markets, the lag time may be very short, but in others, can be as high as 100 days. The Company reviews and adjusts lag time estimates periodically, using historical experience and other factors, and reflects any adjustments in the result of operations in the period in which new information becomes available.
Quarterly, the Company evaluates the collectability of receivables. Premiums not collected within 7 months are fully reserved. Write-offs of receivables have not been material to the Company.
Valuation and Impairment of Investments in Securities
Securities held principally for resale in the near term are classified as trading securities and recorded at fair value.  Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading or held-to-maturity are classified as available-for-sale and reported at estimated fair value with unrealized gains and losses, net of tax, adjusted for other-than-temporary declines in estimated fair value, reported as accumulated other comprehensive income. As of December 31, 2016 and 2015, all of the Company’s invested securities were classified as available-for-sale.  Realized gains and losses on the sales of investments are determined using the specific identification method.
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
Deferred Taxes
The Company recorded net deferred tax liabilities at December 31, 2016 and 2015.  The deferred tax liabilities recorded during both periods primarily relate to net unrealized gains on investments, the recorded reserve for claims, net of statutory premium reserves and the excess of tax over book depreciation. The 2016 balance also includes deferred tax liabilities related to intangible assets.   See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the Company’s deferred taxes.

Cyclicality and Seasonality
Real estate activity, home sales and mortgage lending are cyclical in nature. Title insurance premiums are closely related to the level of real estate activity and the average price of real estate sales. Factors directly impacting real estate sales include mortgage interest rates and the availability of funds, consumer confidence, economic conditions, supply and demand and family income levels. The Company’s premiums in future periods are likely to fluctuate due to these and other factors which are beyond management’s control.

Historically, the title insurance business tends to be seasonal as well as cyclical. Because home sales are typically strongest in periods of favorable weather, the first calendar quarter tends to have the lowest activity levels, while the spring and summer seasons tend to be more active. Refinance activity is generally less seasonal, but is subject to interest rate fluctuations.

Results of Operations
The following table presents certain income statement data for the years ended December 31, 2016, 2015 and 2014:

For the Years Ended December 31,	2016	2015	2014
Revenues:
Net premiums written	$122,095,381	$112,475,686	$109,963,556
Investment income – interest and dividends	4,684,489	4,531,319	4,259,501
Net realized gain (loss) on investments	768,436	(116,163)	268,294
Other	10,944,108	10,309,230	8,627,935
Total Revenues	138,492,414	127,200,072	123,119,286

Operating Expenses:
Commissions to agents	63,643,321	62,174,301	65,632,353
Provision for claims	242,953	4,478,494	5,229,716
Salaries, employee benefits and payroll taxes	31,372,099	28,041,213	25,218,225
Office occupancy and operations	6,265,908	5,885,336	5,049,962
Business development	2,511,699	2,373,270	2,333,491
Filing fees, franchise and local taxes	907,225	732,985	817,909
Premium and retaliatory taxes	2,202,595	2,161,571	1,851,767
Professional and contract labor fees	2,115,754	2,691,411	2,676,483
Other	1,099,408	884,438	820,882
Total Operating Expenses	110,360,962	109,423,019	109,630,788

Income before Income Taxes	28,131,452	17,777,053	13,488,498

Provision for Income Taxes	8,616,000	5,228,000	3,816,000

Net Income Attributable to the Company	$19,523,118	$12,533,905	$9,648,975

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

	2016	%	2015	%	2014	%
Title Insurance	$127,228,426	95.6%	$117,281,588	95.5%	$113,592,742	95.8%
All Other	5,811,063	4.4%	5,503,328	4.5%	4,998,749	4.2%
Total	$133,039,489	100.0%	$122,784,916	100.0%	$118,591,491	100.0%
Title Insurance
Net Premiums: Net premiums written increased 8.6% in 2016 to $122,095,381 compared with $112,475,686 in 2015, and increased 2.3% in 2015 compared with $109,963,556 in 2014.  The increase in 2016 net premiums versus the prior year is primarily attributable to growth in average real estate values, coupled with growth in transaction volumes stemming from higher levels of home sales and refinance activity. The 2015 increase in net premiums versus the prior year is primarily attributable to an increase in the level of both purchase and refinance transactions.
Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies.  Following is a breakdown of premiums generated by branch and agency operations for the years ended December 31:

	2016	%	2015	%	2014	%
Home and Branch	$34,063,187	27.9%	$28,400,531	25.3%	$24,057,032	21.9%
Agency	88,032,194	72.1%	84,075,155	74.7%	85,906,524	78.1%
Total	$122,095,381	100.0%	$112,475,686	100.0%	$109,963,556	100.0%
Home and Branch Office Net Premiums: In the Company’s home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies.  Net premiums written from home and branch operations increased 19.9% in 2016 to $34,063,187 compared with $28,400,531 in 2015, and increased 18.1% in 2015 compared with $24,057,032 in 2014.  The increase in 2016 net premiums was primarily related to revised premium rates filed in North Carolina and higher levels of real estate activity and overall higher home prices. Real estate activity increased due to favorable interest rates and economic conditions. The increase in 2015 net premiums was primarily attributable to higher levels of real estate activity and overall higher home prices.
During the quarter ended March 31, 2016, the North Carolina Title Insurance Rating Bureau, which establishes premium rates for title insurance in North Carolina, and of which Investors Title Insurance Company is a member, filed updated premium rates that took effect on April 1, 2016.  The revised rates positively impacted premiums by approximately $3,950,000 for 2016.
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

Agency net premiums written increased 4.7% in 2016 to $88,032,194 compared with $84,075,155 in 2015, and decreased 2.1% in 2015 compared with $85,906,524 in 2014.  The increase in 2016 agency premiums was primarily attributable to higher levels of real estate activity from existing agents, overall higher home prices, and the addition of new title insurance agents in the Company’s southeast and Texas markets. The decrease in 2015 agency premiums was primarily attributable to a decrease in the amount of premiums written for the Company by one agent in the Texas market, partially offset by increases in premiums in most states in which the Company operates due to higher average real estate prices and increased real estate activity.
Agency Relationship: The Company received a significant percentage of its net premiums written from a single title agent in 2015 and 2014 that was acquired by another title insurer in 2015. Net premiums written by this agent are for title insurance policies written in Texas. For further details, refer to Note 11 to the Notes to Consolidated Financial Statements herein.

Following is a schedule of net premiums written in select states in which the Company’s two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

State	2016	2015	2014
North Carolina	$43,439,451	$36,921,195	$31,264,486
Texas	25,088,421	25,211,496	40,139,495
South Carolina	12,259,739	11,327,702	8,462,014
Georgia	10,981,062	7,682,820	4,335,216
Virginia	6,052,602	5,706,769	4,821,900
All Others	24,397,802	25,806,768	21,042,470
Premiums Written	122,219,077	112,656,750	110,065,581
Reinsurance Assumed	17,246	33,603	37,992
Reinsurance Ceded	(140,942)	(214,667)	(140,017)
Net Premiums Written	$122,095,381	$112,475,686	$109,963,556
Other Revenues
Other revenues primarily include other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments.  Other revenues were $10,944,108, $10,309,230 and $8,627,935 in 2016, 2015 and 2014, respectively.  Other revenues increased in 2016 compared with 2015 primarily due to increases in title fees, exchange services income and management services income, partially offset by a decrease in earnings of unconsolidated affiliates. Other revenues increased in 2015 compared with 2014 primarily due to increases in earnings of unconsolidated affiliates, title fees and exchange services income, partially offset by a decline in trust and investment management services income.

Investment Related Revenues
Investment income and realized gains and losses from investments are included in investment related revenues.

Investment Income
The Company derives a substantial portion of its income from investments in municipal and corporate bonds and equity securities. The Company's title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns.  The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders.  Bonds totaling approximately $6,843,000 and $7,159,000 at December 31, 2016 and 2015, respectively, are deposited with the insurance departments of the states in which business is conducted.

The Company’s investment strategy emphasizes after-tax income and principal preservation.  The Company’s investments are primarily in bonds and, to a lesser extent, equity securities.  The average effective maturity of the majority of the bonds is less than 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

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
Investment income was $4,684,489 in 2016 compared with $4,531,319 in 2015 and $4,259,501 in 2014.  The increases in investment income year over year were primarily due to higher average portfolio balances for both fixed maturities and equity securities compared with the previous years. See Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.

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
The net realized gain (loss) on investments was $768,436 for 2016 compared with $(116,163) for 2015 and $268,294 for 2014. The net realized gain (loss) on investments included impairment charges of $233,941, $984,128 and $24,604, on certain investments and other assets that were deemed to be other-than-temporarily impaired in 2016, 2015 and 2014, respectively, offset by a net realized gain on the sales of investments and other assets of $1,002,377, $867,965 and $292,898 in 2016, 2015, and 2014, respectively. Management believes unrealized losses on remaining fixed income and equity securities at December 31, 2016 are temporary in nature.
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

Expenses
The Company’s operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, office occupancy and operations and the provision for claims.  Operating expenses increased 0.9% in 2016 compared with 2015 primarily due to increases in salaries, employee benefits and payroll taxes and commissions to agents, mostly offset by a decrease in the provision for claims. Operating expenses decreased 0.2% in 2015 compared with 2014 primarily due to decreases in commissions to agents and the provision for claims, partially offset by increases in salaries, employee benefits and payroll taxes and office occupancy and operations.
Following is a summary of the Company’s operating expenses for 2016, 2015 and 2014. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

	2016	%	2015	%	2014	%
Title Insurance	$103,828,173	94.1%	$102,895,701	94.0%	$103,850,090	94.7%
All Other	6,532,789	5.9%	6,527,318	6.0%	5,780,698	5.3%
Total	$110,360,962	100.0%	$109,423,019	100.0%	$109,630,788	100.0%
On a combined basis, the after-tax profit margins were 14.1%, 9.9% and 7.8% in 2016, 2015 and 2014, respectively.  The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company
Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and bonuses paid to employees.  Salaries, employee benefits and payroll taxes were $31,372,099, $28,041,213 and $25,218,225 for 2016, 2015 and 2014, respectively.  Salaries and related costs increased by approximately 11.9% in 2016 from 2015 and increased 11.2% in 2015 from 2014.  The increase in 2016 compared with 2015 was primarily related to higher levels of incentive compensation, inflationary increases in salaries and benefits, payroll expenses associated with Texas title agency University Title, which was acquired in the fourth quarter, and increases in staffing levels to accommodate higher volume. The increase in 2015 compared with 2014 was primarily related to inflationary increases in salaries and benefits, higher staffing levels to support ongoing software development activities and higher levels of incentive compensation. On a consolidated basis, salaries and employee benefits as a percentage of total revenues were 22.7%, 22.0% and 20.5% in 2016, 2015 and 2014, respectively.
Office Occupancy and Operations: Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Overall office occupancy and operations expenses were $6,265,908, $5,885,336 and $5,049,962 for 2016, 2015 and 2014, respectively. The increase in office occupancy and operations expense in 2016 compared with 2015 was primarily related to increases in maintenance and depreciation, partially offset by decreases in printing and telecommunications. The increase in office occupancy and operations expense in 2015 compared with 2014 was primarily related to increases in depreciation, maintenance and telecommunications. Office occupancy and operations expenses as a percentage of total revenues were 4.5%, 4.6% and 4.1% for 2016, 2015 and 2014, respectively.
Business Development:  Business development expenses primarily include marketing and travel-related expenses. Business development expenses increased to $2,511,699 in 2016 compared with $2,373,270 in 2015 and $2,333,491 in 2014, primarily due to increases in travel and marketing expenses.
Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes and local taxes. Filing fees, franchise and local tax expenses were $907,225 in 2016 compared with $732,985 in 2015 and $817,909 in 2014.
Professional and Contract Labor Fees: Professional and contract labor fees were $2,115,754 in 2016 compared with $2,691,411 in 2015 and $2,676,483 in 2014.  The decrease in professional and contract labor fees for 2016 was primarily attributable to a decrease in legal fees and consulting fees associated with the Company's ongoing software initiatives. Professional and contract labor fees remained virtually unchanged for 2015 compared with 2014.
Other Expenses: Other operating expenses primarily include amortization of intangible assets, miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment.  These amounts typically fluctuate with transaction volume of the title segment and the trust division. Other expenses increased to $1,099,408 in 2016, compared with $884,438 in 2015 and $820,882 in 2014. Other operating expenses increased in 2016 and 2015 primarily due to the amortization of intangible assets.
Title Insurance
After-Tax Profit Margin:  The Company’s title insurance after-tax profit margin varies according to a number of factors, including the volume and type of real estate activity.  After-tax profit margins for the title insurance segment were 15.0% 10.9% and 8.5% in 2016, 2015 and 2014, respectively. The increase in after-tax profit margin in 2016 compared with 2015 is primarily related to an increase in operating revenues and, a lower provision for claims, partially offset by an increase in salaries, employee benefits and payroll expenses. The increase in after-tax profit margin in 2015 compared with 2014 is primarily related to an increase in operating revenues, lower commission expenses and a lower provision for claims, partially offset by an increase in salaries, employee benefits and payroll taxes. Also impacting both the 2016 and 2015 after-tax profit margins was a higher proportion of branch business as compared with the prior year.
Commissions:  Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts.  In 2016, commissions to agents increased 2.4% to $63,643,321 compared with $62,174,301 in 2015, and decreased 5.3% in 2015 compared with $65,632,353 in 2014.  Commissions increased in 2016 compared with 2015 primarily due to higher agent premiums written. Commissions decreased in 2015 compared with 2014 primarily due to a shift in premiums to geographic areas with lower average commission rates. Commission rates vary by market due to local practice, competition and state regulations. Commission expense as a percentage of net premiums written by agents was 72.3%, 74.0% and 76.4% in 2016, 2015 and 2014, respectively.

Provision for Claims: The provision for claims as a percentage of net premiums written was 0.2%, 4.0% and 4.8% in 2016, 2015 and 2014, respectively.  The change in the provision for claims in 2016 compared with the 2015 primarily related to favorable loss development in recent policy years, as the Company’s incurred losses for policy years 2009 through 2015 continue to develop favorably. The decrease in 2015 compared with 2014 was primarily attributable to fewer new claim filings and favorable claims experience. The Company continues to benefit from the absence of large claims related to defalcations in recent policy years.
The decrease in the loss provision rate in 2016 from the 2015 level resulted in approximately $4,619,000 less in reserves than would have been recorded at the higher 2015 level.  Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.
Title claims are typically reported and paid within the first several years of policy issuance.  The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience.  Actual payments of claims, net of recoveries, were $2,725,953, $3,367,494 and $3,912,716 in 2016, 2015 and 2014, respectively.
Reserve for Claims:  At December 31, 2016, the total reserve for claims was $35,305,000.  Of that total, approximately $4,405,000 was reserved for specific claims, and approximately $30,900,000 was reserved for claims for which the Company had no notice.  Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.
Changes from prior periods in the expected liability for claims reflect the uncertainty of the claims environment, as well as the limited predictive power of historical data.  The Company continually updates and refines its reserve estimates as current experience develops and credible data emerges.  Such data includes payments on claims closed during the quarter, new details that emerge on open cases that cause claims adjusters to increase or decrease the case reserves, and the impact that these types of changes have on the Company’s total loss provision. Adjustments may be required as new information develops which often varies from past experience.
Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium and retaliatory tax rates vary from state to state; accordingly, the total premium and retaliatory tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.8%, 1.9% and 1.7% in 2016, 2015 and 2014, respectively.

Income Taxes
The provision for income taxes was $8,616,000, $5,228,000 and $3,816,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  Income tax expense as a percentage of earnings before income taxes was 30.6%, 29.4% and 28.3%, for the years ended December 31, 2016, 2015 and 2014, respectively.  The increases in the effective rate in 2016 and 2015 compared with their respective prior years was primarily due to a lower proportion of tax-exempt to taxable income. The effective income tax rate for 2016, 2015 and 2014 was below the U.S. federal statutory income tax rate (34%), primarily due to the effect of tax-exempt income.
The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through December 31, 2016 will be realized.  However, this judgment could be impacted by further market fluctuations.  Information regarding the components of income tax expense and the items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the accompanying Consolidated Financial Statements.

Net Income Attributable to the Company
The Company reported net income attributable to the Company of $19,523,118, $12,533,905 and $9,648,975, or $10.19, $6.30 and $4.74 per share on a diluted basis in 2016, 2015 and 2014, respectively.  Net income attributable to the Company increased in 2016 compared to 2015 primarily due to an 8.9% increase in total revenues while operating expenses increased 0.9%. The increase in revenues was attributable to an 8.6% increase in premiums written primarily due to growth in average real estate values, revised premium rates filed in North Carolina, growth in transaction volumes stemming from higher levels of home sales and refinance activity, and an increase in net realized gain on investments. Operating expenses increased 0.9% primarily due to an 11.9% increase in payroll expenses as a result of higher levels of incentive compensation, inflationary increases in salaries and benefits, payroll expenses associated with University Title and increases in staffing levels to accommodate higher volume, and a 2.4% increase in commissions to agents, mostly offset by a 94.6% decrease in the provision for claims due to favorable claims experience in recent policy years and fewer new claims filings. Net income attributable to the Company increased in 2015 compared with 2014 primarily due to a 3.3% increase in total revenues, while operating expenses remained virtually flat. The increase in revenues was attributable to a 2.3% increase in net premiums written due to higher levels of purchase and refinance activity and a 19.5% increase in other income attributable to an increase in earnings from unconsolidated affiliates, title fees and exchange services income, partially offset by a decline in trust and investment management services. The slight decrease in operating expenses was primarily attributable to a 5.3% decrease in commissions due to a favorable mix of direct business and a 14.4% decrease in the provision for claims related to fewer new claims filings and favorable claims experience in recent years, partially offset by an 11.2% increase in payroll expenses due to inflationary increases in salaries and benefits, higher staffing level needs to support ongoing software development activities and higher levels of incentive compensation.

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
The Company’s operating results and cash flows are heavily dependent on the real estate market. The Company’s business has certain fixed costs such as personnel; therefore, changes in the real estate market are monitored closely, and operating expenses such as staffing levels are managed and adjusted accordingly. The Company believes that its significant working capital position and management of operating expenses will improve its ability to manage cash resources through fluctuations in the real estate market.
Cash Flows: Net cash flows provided by operating activities were $22,534,969, $16,889,631 and $9,683,980 for 2016, 2015 and 2014, respectively.  Cash flows from operating activities increased in 2016 from 2015 due to a decrease in other assets and an increase in net income, partially offset by the timing of payable disbursements and a lower provision for claims. Cash flows from operating activities increased in 2015 from 2014 due to the timing of payable disbursements and an increase in net income, partially offset by an increase in other assets.
Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends.  In 2016, the Company had a lower level of investment purchase activity, a lower level of proceeds from investments, a purchase of a subsidiary, a higher level of common stock repurchases and a higher level of dividends paid compared with 2015. In 2015, the Company had a lower level of investment purchase activity, a higher level of proceeds from the sales and maturities of investments, and a higher level of common stock repurchases compared with 2014.
The Company maintains a high degree of liquidity within its investment portfolio, classified as available for sale, in the form of cash, short-term investments, and other readily marketable securities.  As of December 31, 2016, the Company held cash and cash equivalents of $27,928,472, short-term investments of $6,558,840, fixed maturity securities of $101,934,077 and equity securities of $41,179,259. The net effect of all activities on total cash and cash equivalents was an increase of $6,138,404 for 2016, an increase of $5,963,553 for 2015, and a decrease of 7,800,246 for 2014.
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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of December 31, 2016, both ITIC and NTIIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

As of December 31, 2016, approximately $88,323,000 of the consolidated stockholders’ equity represented net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior approval from the respective state insurance department.  These regulations require prior regulatory approval of the payment of dividends and other intercompany transfers.  The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s current operating needs.
During 2017, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $18,234,000.
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

The Company bases its capitalization levels in part on net coverage retained. Since the Company's geographical focus has been and continues to be concentrated in states with average premium rates that are typically lower than the national average, capitalization relative to premiums will usually appear higher than industry averages.

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
Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company has purchased 66,803 shares in the twelve months ended December 31, 2016, 75,665 shares in the twelve months ended December 31, 2015, and 15,372 shares in the twelve months ended December 31, 2014 at an average per share price of $93.10, $72.48 and $68.68, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.
Capital Expenditures: Capital expenditures were approximately $2,457,000, $2,743,000 and $2,017,000 during 2016, 2015 and 2014, respectively. The Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations.  All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $18,032,000 and $20,510,000 as of December 31, 2016 and 2015, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $202,184,000 and $171,010,000 as of December 31, 2016 and 2015, respectively. These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

External assets under management by the Investors Trust Company totaled approximately $440,000,000 for the years ended December 31, 2016 and 2015.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.

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

The following table summarizes the Company’s future estimated cash payments under existing contractual obligations at December 31, 2016, including, payments due by period:

		Payments due by period
Contractual Obligations Including Off-Balance Sheet Arrangements	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reserve for claims	$35,305,000	$6,319,595	$9,991,315	$6,707,950	$12,286,140
Obligations under executive employment plans and agreements	8,989,061	230,176	38,958	46,131	8,673,796
Operating lease obligations	3,417,975	932,831	1,158,771	772,712	553,661
Other obligations	1,146,276	858,104	233,172	55,000	—
Total	$48,858,312	$8,340,706	$11,422,216	$7,581,793	$21,513,597
As of December 31, 2016, the Company had a claims reserve totaling $35,305,000. The amounts and timing of these obligations are estimated and not set contractually. Nonetheless, based on historical insurance claims experience, the Company anticipates the payments shown in the Contractual Obligations table. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update broadens the information that an entity must consider in developing its expected credit loss estimates, and is meant to better reflect an entity’s current estimate of all expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 updated guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The update is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 updated guidance to enhance the reporting model for financial instruments. Among the main principles of the guidance applicable to the Company are provisions to: require equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, noting that when a qualitative assessment indicates that impairment exists that an entity is required to measure the investment at fair value; eliminate the requirement to disclose methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost; require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and financial liabilities by measuring category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the provision requiring entities to recognize the fair value change from instrument-specific credit risk in other comprehensive income for financial liabilities measured using the fair value option in Accounting Standards Codification ("ASC") 825, and can be early adopted for financial statements of annual or interim periods that have not yet been issued or made available for issuance. The Company will be required to apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with the amendments related to equity securities without readily determinable fair values being applied prospectively to equity investments that exist as of the date of adoption. The guidance is expected to have a material impact on the Company’s financial condition and results of operations once effective, primarily resulting from fluctuations in security exchanges or markets.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 updated guidance to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and provide a scope exception from consolidation guidance for reporting entities that are required to comply with or operate in accordance with certain requirements similar to those for registered money market funds. For public entities, this update was effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company adopted this update on January 1, 2016 with no impact to the Company's financial position or results of operations. Certain investments previously considered voting interest entities are considered VIEs under this update. However, since the Company is not considered the primary beneficiary, none of the investments are consolidated. Refer to Note 3 for additional disclosure.

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
There were no material changes in the Company’s market risk or market strategy during the year ended December 31, 2016.
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
The Company’s average credit quality for fixed maturity securities is A+, determined by using the lower rating reported by the credit reporting agencies.
Interest Rate Risk
Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the Company’s investments in interest-sensitive debt securities. These securities are primarily fixed-rate municipal bonds and corporate bonds. The Company typically does not purchase such securities for trading purposes. At December 31, 2016, the Company had approximately $101.9 million in fixed maturities. The Company manages the interest rate risk inherent in its assets by monitoring its liquidity needs and by targeting a specific range for the portfolio’s duration or weighted average maturity.

To determine the potential effect of interest rate risk on interest-sensitive assets, the Company calculates the effect of a 100 basis point shock in prevailing interest rates (“rate shock”) on the fair market value of these securities considering stated interest rates and time to maturity. Based upon the information and assumptions the Company uses in its calculation, management estimates that a 100 basis point increase in prevailing interest rates would decrease the net fair market value of its fixed-rate debt securities by approximately $5.3 million. The selection of a 100 basis point increase in prevailing interest rates should not be construed as a prediction by the Company’s management of future market events, but rather, to illustrate the potential impact of such an event. To the extent that actual results differ from the assumptions utilized, the Company’s rate shock measures could be significantly impacted. Additionally, the Company’s calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of nonparallel changes in the term structure of interest rates and/or large changes in interest rates.
Equity Price Risk
 The Company also holds investments in marketable equity securities, which exposes it to market volatility, as discussed in Note 3 to the accompanying Consolidated Financial Statements. The sensitivity analysis presented does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions the Company may take to mitigate its exposure. Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular common stock or stock index. The Company had approximately $41.2 million in equity securities at December 31, 2016. Equity price risk is addressed in part by varying the specific allocation of equity investments over time pursuant to management’s assessment of market and business conditions and ongoing liquidity needs analysis. The Company’s equity exposure is a decline in market prices. Based upon the information and assumptions the Company used in its calculation, management estimates that an immediate decrease in market prices of 10% would decrease the net fair value of the Company’s assets identified above by approximately $4.1 million in 2016.
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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement schedules meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

Selected Quarterly Financial Data (unaudited)

2016	March 31	June 30	September 30	December 31
Net premiums written	$21,508,997	$29,790,232	$36,511,373	$34,284,779
Net income	1,804,461	4,530,047	8,129,167	5,051,777
Net income attributable to the Company	1,814,040	4,529,380	8,126,939	5,052,759
Basic earnings per common share	0.94	2.36	4.30	2.68
Diluted earnings per common share	0.93	2.35	4.29	2.67

2015	March 31	June 30	September 30	December 31
Net premiums written	$24,962,041	$30,464,581	$30,945,532	$26,103,532
Net income	1,726,124	4,120,497	4,495,498	2,206,934
Net income attributable to the Company	1,726,124	4,120,497	4,490,962	2,196,322
Basic earnings per common share	0.86	2.06	2.28	1.13
Diluted earnings per common share	0.86	2.05	2.28	1.12

2014	March 31	June 30	September 30	December 31
Net premiums written	$24,909,252	$29,849,853	$26,356,835	$28,847,616
Net income	985,515	3,398,044	2,594,490	2,694,449
Net income attributable to the Company	986,438	3,373,598	2,594,490	2,694,449
Basic earnings per common share	0.48	1.66	1.28	1.33
Diluted earnings per common share	0.48	1.65	1.28	1.33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Investors Title Company
Chapel Hill, North Carolina

We have audited the accompanying consolidated balance sheets of Investors Title Company and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2017, expressed an unqualified opinion thereon. Our report on internal control over financial reporting refers to the fact that we excluded from the scope of our audit of internal control over financial reporting University Title Company, which was acquired by the Company in October 2016.

/s/ Dixon Hughes Goodman LLP

High Point, North Carolina
March 10, 2017

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
The Company acquired University Title on October 31, 2016. See Note 17 of the Notes to Consolidated Financial Statements for more information. As permitted by SEC guidance, the Company has elected to exclude University Title from its current evaluation of internal control over financial reporting. The financial results of University Title (for November and December of 2016) are not material to the Consolidated Financial Statements of the Company for 2016.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Investors Title Company
Chapel Hill, North Carolina

We have audited Investors Title Company’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

The Board of Directors and Stockholders
Investors Title Company

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded University Title Company (University) from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in October 2016. We have also excluded University from the scope of our audit of internal control over financial reporting. University was acquired by National Investors Holdings, LLC, a wholly-owned subsidiary of the Company. University constituted 0.9% of consolidated revenue for the year ended December 31, 2016 and 6.0% of consolidated total assets as of December 31, 2016.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2016, and 2015, and for each of the years in the three-year period ended December 31, 2016, and our report dated March 10, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

High Point, North Carolina
March 10, 2017

Investors Title Company and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2016	2015
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016: $100,162,357; 2015: $102,015,826)	$101,934,077	$106,066,384
Equity securities, available-for-sale, at fair value (cost: 2016: $24,836,032; 2015: $23,855,873)	41,179,259	37,513,464
Short-term investments	6,558,840	6,865,406
Other investments	11,181,531	10,106,828
Total investments	160,853,707	160,552,082

Cash and cash equivalents	27,928,472	21,790,068
Premium and fees receivable	8,654,161	8,392,697
Accrued interest and dividends	1,035,152	1,004,126
Prepaid expenses and other assets	9,456,523	11,413,520
Property, net	8,753,466	7,148,951
Goodwill and other intangible assets, net	12,256,641	1,220,585
Total Assets	$228,938,122	$211,522,029

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$35,305,000	$37,788,000
Accounts payable and accrued liabilities	26,146,480	25,043,588
Current income taxes payable	1,232,432	210,355
Deferred income taxes, net	11,118,256	5,703,006
Total liabilities	73,802,168	68,744,949

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000,000 authorized shares; 1,884,283 and 1,949,797 shares issued and outstanding 2016 and 2015, respectively, excluding 291,676 shares for 2016 and 2015 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	143,283,621	131,186,866
Accumulated other comprehensive income	11,761,447	11,483,015
Total stockholders’ equity attributable to the Company	155,045,069	142,669,882
Noncontrolling interests	90,885	107,198
Total stockholders’ equity	$155,135,954	$142,777,080
Total Liabilities and Stockholders’ Equity	$228,938,122	$211,522,029

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income

For the Years Ended December 31,	2016	2015	2014
Revenues:
Net premiums written	$122,095,381	$112,475,686	$109,963,556
Investment income – interest and dividends	4,684,489	4,531,319	4,259,501
Net realized gain (loss) on investments	768,436	(116,163)	268,294
Other	10,944,108	10,309,230	8,627,935
Total Revenues	138,492,414	127,200,072	123,119,286

Operating Expenses:
Commissions to agents	63,643,321	62,174,301	65,632,353
Provision for claims	242,953	4,478,494	5,229,716
Salaries, employee benefits and payroll taxes	31,372,099	28,041,213	25,218,225
Office occupancy and operations	6,265,908	5,885,336	5,049,962
Business development	2,511,699	2,373,270	2,333,491
Filing fees, franchise and local taxes	907,225	732,985	817,909
Premium and retaliatory taxes	2,202,595	2,161,571	1,851,767
Professional and contract labor fees	2,115,754	2,691,411	2,676,483
Other	1,099,408	884,438	820,882
Total Operating Expenses	110,360,962	109,423,019	109,630,788

Income before Income Taxes	28,131,452	17,777,053	13,488,498

Provision for Income Taxes	8,616,000	5,228,000	3,816,000

Net Income	19,515,452	12,549,053	9,672,498

Net Loss (Income) Attributable to Noncontrolling Interests	7,666	(15,148)	(23,523)

Net Income Attributable to the Company	$19,523,118	$12,533,905	$9,648,975

Basic Earnings per Common Share	$10.23	$6.32	$4.75

Weighted Average Shares Outstanding – Basic	1,907,675	1,984,360	2,031,760

Diluted Earnings per Common Share	$10.19	$6.30	$4.74

Weighted Average Shares Outstanding – Diluted	1,915,057	1,989,799	2,037,534

Cash Dividends Paid per Common Share	$0.72	$0.40	$0.32

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income

For the Years Ended December 31,	2016	2015	2014
Net income	$19,515,452	$12,549,053	$9,672,498
Other comprehensive income (loss), before tax:
Amortization related to prior year service cost	—	4,390	2,217
Amortization of unrecognized loss	8,941	3,514	—
Accumulated postretirement benefit obligation adjustment	(566)	(63,566)	(47,121)
Unrealized gains (losses) on investments arising during the period	1,145,529	(2,077,542)	2,848,256
Reclassification adjustment for sale of securities included in net income	(972,672)	(718,837)	(518,279)
Reclassification adjustment for write-down of securities included in net income	233,941	751,059	14,542
Other comprehensive income (loss), before tax	415,173	(2,100,982)	2,299,615
Income tax expense (benefit) related to postretirement health benefits	2,849	(18,924)	(15,269)
Income tax expense (benefit) related to unrealized gains (losses) on investments arising during the year	387,508	(722,226)	974,145
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(333,426)	(245,200)	(173,403)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	79,810	258,862	5,037
Net income tax expense (benefit) on other comprehensive income (loss)	136,741	(727,488)	790,510
Other comprehensive income (loss)	278,432	(1,373,494)	1,509,105
Comprehensive Income	$19,793,884	$11,175,559	$11,181,603
Less: Comprehensive loss (income) attributable to noncontrolling interests	7,666	(15,148)	(23,523)
Comprehensive Income Attributable to the Company	$19,801,550	$11,160,411	$11,158,080

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2014	2,037,135	$1	$116,714,749	$11,347,404	$—	$128,062,154
Net income attributable to the Company			9,648,975			9,648,975
Dividends ($0.32 per share)			(650,433)			(650,433)
Shares of common stock repurchased and retired	(15,372)		(1,055,765)			(1,055,765)
Stock options and stock appreciation rights exercised	1,507		27,100			27,100
Share-based compensation expense			120,891			120,891
Amortization related to postretirement health benefits				1,465		1,465
Accumulated postretirement benefit obligation adjustment				(31,100)		(31,100)
Net unrealized gain on investments				1,538,740		1,538,740
Purchase of minority-interest of subsidiary			(114,320)			(114,320)
Income tax benefit from share-based compensation			15,999			15,999
Balance, December 31, 2014	2,023,270	$1	$124,707,196	$12,856,509	$—	$137,563,706
Net income attributable to the Company			12,533,905			12,533,905
Dividends ($0.40 per share)			(789,907)			(789,907)
Shares of common stock repurchased and retired	(75,665)		(5,483,953)			(5,483,953)
Stock options and stock appreciation rights exercised	2,192		54,988			54,988
Share-based compensation expense			137,762			137,762
Amortization related to postretirement health benefits				5,216		5,216
Accumulated postretirement benefit obligation adjustment				(41,954)		(41,954)
Net unrealized loss on investments				(1,336,756)		(1,336,756)
Net effect changes of ownership					127,050	127,050
Subsidiary return of capital					(35,000)	(35,000)
Net income attributable to noncontrolling interests					15,148	15,148
Income tax benefit from share-based compensation			26,875			26,875
Balance, December 31, 2015	1,949,797	$1	$131,186,866	$11,483,015	$107,198	$142,777,080
Net income attributable to the Company			19,523,118			19,523,118
Dividends ($0.72 per share)			(1,370,390)			(1,370,390)
Shares of common stock repurchased and retired	(66,803)		(6,219,670)			(6,219,670)
Stock options and stock appreciation rights exercised	1,289		(200)			(200)
Share-based compensation expense			132,098			132,098
Amortization related to postretirement health benefits				5,900		5,900
Accumulated postretirement benefit obligation adjustment				(374)		(374)
Net unrealized gain on investments				272,906		272,906
Purchase of noncontrolling interest of subsidiary					(8,647)	(8,647)
Additional paid-in capital from purchase of noncontrolling interest of subsidiary			(494)			(494)

Consolidated Statements of Stockholders’ Equity, continued
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Net loss attributable to noncontrolling interests					(7,666)	(7,666)
Income tax benefit from share-based compensation			32,293			32,293
Balance, December 31, 2016	1,884,283	$1	$143,283,621	$11,761,447	$90,885	$155,135,954

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows

For the Years Ended December 31,	2016	2015	2014
Operating Activities
Net income	$19,515,452	$12,549,053	$9,672,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,306,643	1,105,839	833,104
Amortization of investments, net	772,100	728,510	630,782
Amortization of other intangible assets	213,795	—	—
Amortization related to postretirement benefits obligation	8,941	7,904	2,217
Share-based compensation expense related to stock appreciation rights and options	132,098	137,762	120,891
Net (gain) loss on disposals of property	(12,439)	(24,867)	24,608
Net realized (gain) loss on investments	(768,436)	116,163	(268,294)
Net earnings from other investments	(1,750,485)	(2,002,276)	(1,450,980)
Provision for claims	242,953	4,478,494	5,229,716
Provision for deferred income taxes	2,790,000	1,015,000	611,000
Changes in assets and liabilities:
(Increase) decrease in receivables	(261,464)	217,594	206,041
Decrease (increase) in other assets	2,631,205	(4,879,418)	(393,359)
Decrease in current income taxes recoverable	—	—	366,772
(Decrease) increase in accounts payable and accrued liabilities	(581,518)	6,689,204	(2,080,492)
Increase in current income taxes payable	1,022,077	118,163	92,192
Payments of claims, net of recoveries	(2,725,953)	(3,367,494)	(3,912,716)
Net cash provided by operating activities	22,534,969	16,889,631	9,683,980

Investing Activities
Purchases of available-for-sale securities	(19,424,849)	(20,164,353)	(30,899,452)
Purchases of short-term securities	(1,775,239)	(4,593,240)	(911,188)
Purchases of other investments	(2,743,413)	(3,717,978)	(1,689,950)
Investment in subsidiary	(9,141)	(72,600)	—
Proceeds from sales and maturities of available-for-sale securities	20,258,089	22,151,408	12,472,817
Proceeds from sales and maturities of short-term securities	2,081,805	304,827	6,260,568
Proceeds from sales and distributions of other investments	3,437,999	3,911,286	1,584,337
Proceeds from sales of other assets	17,601	149,128	38,052
Purchase of subsidiary, net of cash received	(8,316,155)	—	—
Purchase of redeemable noncontrolling interest of subsidiary	—	—	(515,275)
Purchases of property, equipment and software	(2,456,951)	(2,742,619)	(2,017,379)
Proceeds from disposals of property	91,656	75,060	24,400
Net cash used in investing activities	(8,838,598)	(4,699,081)	(15,653,070)

Financing Activities
Repurchases of common stock	(6,219,670)	(5,483,953)	(1,055,765)
Exercise of stock appreciation rights and options	(200)	54,988	27,100
Proceeds from note payable	6,000,000	—	—
Payments on note payable	(6,000,000)	—	—
Distribution to noncontrolling interest	—	—	(168,057)
Subsidiary return of capital	—	(35,000)	—
Excess tax benefits related to exercise of stock options and SARs	32,293	26,875	15,999
Dividends paid	(1,370,390)	(789,907)	(650,433)
Net cash used in financing activities	(7,557,967)	(6,226,997)	(1,831,156)

Consolidated Statements of Cash Flows, continued
	2016	2015	2014
Net Increase (Decrease) in Cash and Cash Equivalents	6,138,404	5,963,553	(7,800,246)
Cash and Cash Equivalents, Beginning of Period	21,790,068	15,826,515	23,626,761
Cash and Cash Equivalents, End of Period	$27,928,472	$21,790,068	$15,826,515

Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$5,068,400	$4,658,000	$2,744,100
Non Cash Investing and Financing Activities
Non cash net unrealized (gain) loss on investments, net of deferred tax (provision) benefit of $(133,892), $708,564 and $(805,779) for 2016, 2015 and 2014, respectively	$(272,906)	$1,336,756	$(1,538,740)
Adjustments to postretirement benefits obligation, net of deferred tax benefit of $192, $21,612 and $16,021 for 2016, 2015 and 2014, respectively	$374	$41,954	$31,100
Changes in Financial Statement Amounts Related to Purchase of Subsidiaries, Net of Cash Received
Goodwill and other intangibles acquired	$(11,249,851)	$—	$—
Title plant acquired (in prepaid expenses and other assets)	(690,000)	—	—
Fixed assets acquired	(533,424)	—	—
Prepaid and other assets acquired	(15,233)	—	—
Accounts payable and accrued liabilities assumed	1,683,844	—	—
Deferred income taxes	2,488,509	—	—
Purchase of subsidiary, net of cash received	$(8,316,155)	$—	$—

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business – Investors Title Company’s (the “Company”) primary business, and only reportable segment, is title insurance. The title insurance segment, through its two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies primarily through approved attorneys from underwriting offices and through independent issuing agents in 22 states and the District of Columbia, primarily in the eastern half of the United States. The majority of the Company’s business is concentrated in Georgia, North Carolina, South Carolina, Texas and Virginia.
Principles of Consolidation and Basis of Presentation – The accompanying Consolidated Financial Statements include the accounts and operations of Investors Title Company and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).   Earnings attributable to noncontrolling interests in majority-owned insurance agencies are recorded in the Consolidated Statements of Income. Noncontrolling interests representing the portion of equity not related to the Company's ownership interests are recorded in separate sections of the Consolidated Balance Sheets. All intercompany balances and transactions have been eliminated in consolidation.

Reclassification – Certain 2015 and 2014 amounts in the accompanying Consolidated Financial Statements have been reclassified to conform to the 2016 classifications. These reclassifications had no effect on stockholders’ equity or net income as previously reported.
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
Investments in Securities
Securities for which the Company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums or accretion of discounts, and other-than-temporary declines in fair value. Securities held principally for resale in the near term are classified as trading securities and recorded at fair values. Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax and adjusted for other-than-temporary declines in fair value, reported as accumulated other comprehensive income. As of December 31, 2016 and 2015, all investments in securities are classified as available-for-sale. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Fair values of the majority of investments are based on quoted market prices. Realized gains and losses are determined on the specific identification method.  Refer to Note 3 for further information regarding investments in securities and fair value.
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
Other Investments
Other investments consist primarily of investments in title insurance agencies structured as limited liability companies (“LLCs”), which are accounted for under the equity or cost methods of accounting. The aggregate cost of the Company’s cost method investments totaled $4,744,402 and $3,572,914 at December 31, 2016 and 2015, respectively. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

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
Reserve for Claims
The total reserve for all reported and unreported losses the Company incurred through December 31, 2016 is represented by the reserve for claims. The Company’s reserve for unpaid losses and loss adjustment expenses is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserve is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2016.  The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

Claims and losses paid are charged to the reserve for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

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

Premiums Written and Commissions to Agents

Generally, title insurance premiums are recognized at the time of settlement of the related real estate transaction, as the earnings process is then considered complete, irrespective of the timing of issuance of a title insurance policy or commitment. Expenses typically associated with premiums, including agent commissions, premium taxes, and provision for future claims are recognized concurrent with recognition of related premium revenue.

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
Comprehensive Income
The Company’s accumulated other comprehensive income is comprised of unrealized holding gains/losses on available-for-sale securities, net of tax, and unrecognized prior service cost and unrealized gains/losses associated with postretirement benefit liabilities, net of tax. Accumulated other comprehensive income as of December 31, 2016 consists of $11,870,647 of unrealized holding gains on available-for-sale securities and $109,200 of unrecognized prior service cost and unrecognized actuarial losses associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2015 consists of $11,597,741 of unrealized holding gains on available-for-sale securities and $114,726 of unrecognized prior service cost and unrecognized actuarial losses associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2014 consists of $12,934,497 of unrealized holding gains on available-for-sale securities and $77,988 of unrecognized prior service cost and unrecognized actuarial losses associated with postretirement benefit liabilities.
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
Goodwill
Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. The fair value of the Company’s goodwill is principally based on values obtained from a third party valuation service. Goodwill is reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable and at least annually.
Other Intangible Assets
The Company’s other intangible assets consist of non-compete agreements, referral relationships and a tradename resulting from agency acquisitions; all of which are recorded at the acquisition date fair value.  The fair value of the Company’s other intangible assets is principally based on values obtained from a third party valuation service. These assets are amortized on a straight-line basis over their useful lives, which range from 1 to 30 years; noting that the amortization of certain non-compete contracts will start at a future date when the related employment agreements are terminated. Other intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable and at least annually.
Title Plants
Title plants represent a historical record of matters affecting title to parcels of land in a particular geographic area. Title plants are recorded at the cost incurred to construct or obtain and organize historical title information to the point it can be used to perform title searches. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life with no diminishment of value if properly maintained; but are subject to impairment evaluation, which the Company performs on at least an annual basis.

Subsequent Events
The Company has evaluated and concluded that there were no material subsequent events requiring adjustment or disclosure to its Consolidated Financial Statements.
Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update broadens the information that an entity must consider in developing its expected credit loss estimates, and is meant to better reflect an entity’s current estimate of all expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 updated guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The update is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 updated guidance to enhance the reporting model for financial instruments. Among the main principles of the guidance applicable to the Company are provisions to: require equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, noting that when a qualitative assessment indicates that impairment exists that an entity is required to measure the investment at fair value; eliminate the requirement to disclose methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost; require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and financial liabilities by measuring category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the provision requiring entities to recognize the fair value change from instrument-specific credit risk in other comprehensive income for financial liabilities measured using the fair value option in Accounting Standards Codification ("ASC") 825, and can be early adopted for financial statements of annual or interim periods that have not yet been issued or made available for issuance. The Company will be required to apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with the amendments related to equity securities without readily determinable fair values being applied prospectively to equity investments that exist as of the date of adoption. The guidance is expected to have a material impact on the Company’s financial condition and results of operations once effective, primarily resulting from fluctuations in security exchanges or markets.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 updated guidance to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and provide a scope exception from consolidation guidance for reporting entities that are required to comply with or operate in accordance with certain requirements similar to those for registered money market funds. For public entities, this update was effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company adopted this update on January 1, 2016 with no impact to the Company's financial position or results of operations. Certain investments previously considered voting interest entities are considered VIEs under this update. However, since the Company is not considered the primary beneficiary, none of the investments are consolidated. Refer to Note 3 for additional disclosure.

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
Claims – The Company’s reserve for claims is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported,  or “IBNR”).  A provision for estimated future claims payments is recorded at the time policy revenue is recorded as a percentage of premium income. By their nature, title claims can often be complex, vary greatly in dollar amounts, vary in number due to economic and market conditions such as an increase in mortgage foreclosures, and involve uncertainties as to ultimate exposure. In addition, some claims may require a number of years to settle and determine the final liability for indemnity and loss adjustment expense. The payment experience may extend for more than 20 years after the issuance of a policy. Events such as fraud, defalcation and multiple property defects can substantially and unexpectedly cause increases in estimates of losses. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, these estimates are subject to variability.
Management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims, actuarial projections and other relevant factors in determining loss provision rates and the aggregate recorded expected liability for claims. In establishing the reserve, actuarial projections are compared with recorded reserves to evaluate the adequacy of such recorded claims reserves and any necessary adjustments are then recorded in current operations. As the most recent claims experience develops and new information becomes available, the loss reserve estimate related to prior periods will change to more accurately reflect updated and improved emerging data. The Company reflects any adjustments to the reserve in the results of operations in the period in which new information (principally claims experience) becomes available.
The Company’s reserve for claims is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which have been incurred but not reported (“IBNR”).

Premiums written – Premium revenues from certain agency operations include accruals for transactions which have settled but have not been reported as of the balance sheet date. These accruals are based on estimates of the typical lag time between settlement of real estate transactions and the agent’s reporting of these transactions to the Company. Reporting lag times vary by market. In certain markets, the lag time may be very short, but in others, can be as high as 100 days. The Company reviews and adjusts lag time estimates periodically, using historical experience and other factors, and reflects any adjustments in the result of operations in the period in which new information becomes available.
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

2. Statutory Accounting and Restrictions on Consolidated Stockholders’ Equity and Investments
The Consolidated Financial Statements have been prepared in conformity with GAAP, which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities.
Combined capital and surplus on a statutory basis was $152,700,227 and $133,363,375 as of December 31, 2016 and 2015, respectively. Net income on a statutory basis was $17,863,815, $13,621,174 and $9,737,634 for the twelve months ended December 31, 2016, 2015 and 2014, respectively.
The Company has designated approximately $53,190,000 and $50,508,000 of retained earnings as of December 31, 2016 and 2015, respectively, as appropriated to reflect the required statutory premium and supplemental reserves.  See Note 8 for the tax treatment of the statutory premium reserve.
As of December 31, 2016 and 2015, approximately $88,323,000 and $89,489,000, respectively, of consolidated stockholders’ equity represents net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. During 2017, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $18,234,000.
Bonds totaling approximately $6,843,000 and $7,159,000 at December 31, 2016 and 2015, respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments and Estimated Fair Value
The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for securities by major security type at December 31 were as follows:

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$29,374,774	$440,628	$298,533	$29,516,869
Special revenue issuer obligations of U.S. states, territories and political subdivisions	57,459,818	1,619,444	502,135	58,577,127
Corporate debt securities	13,327,765	512,316	—	13,840,081
Total	$100,162,357	$2,572,388	$800,668	$101,934,077
Equity securities, available-for-sale, at fair value:
Common stocks	$24,836,032	$16,392,210	$48,983	$41,179,259
Total	$24,836,032	$16,392,210	$48,983	$41,179,259
Short-term investments:
Money market funds and certificates of deposit	$6,558,840	$—	$—	$6,558,840
Total	$6,558,840	$—	$—	$6,558,840

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$31,883,439	$987,595	$11,734	$32,859,300
Special revenue issuer obligations of U.S. states, territories and political subdivisions	52,202,815	2,604,152	26,127	54,780,840
Corporate debt securities	17,004,985	539,832	58,473	17,486,344
Auction rate securities	924,587	15,313	—	939,900
Total	$102,015,826	$4,146,892	$96,334	$106,066,384
Equity securities, available-for sale, at fair value:
Common stocks	$23,855,873	$13,785,968	$128,377	$37,513,464
Total	$23,855,873	$13,785,968	$128,377	$37,513,464
Short-term investments:
Money market funds and certificates of deposit	$6,865,406	$—	$—	$6,865,406
Total	$6,865,406	$—	$—	$6,865,406
The special revenue category for both periods presented includes over 60 individual bonds with revenue sources from a variety of industry sectors.
The scheduled maturities of fixed maturity securities at December 31, 2016 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$17,441,766	$17,562,215
Due after one year through five years	33,072,959	34,149,161
Due five years through ten years	47,658,033	47,758,923
Due after ten years	1,989,599	2,463,778
Total	$100,162,357	$101,934,077

Earnings on investments for the years ended December 31 were as follows:

	2016	2015	2014
Fixed maturities	$3,506,484	$3,439,296	$3,282,810
Equity securities	1,157,550	1,086,365	973,419
Invested cash and other short-term investments	19,982	5,605	3,202
Miscellaneous interest	473	53	70
Investment income	$4,684,489	$4,531,319	$4,259,501
Gross realized gains and losses on sales of investments for the years ended December 31 are summarized as follows:

	2016	2015	2014
Gross realized gains:
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$161	$—	$—
Corporate debt securities	119,001	5,417	6,670
Common stocks and nonredeemable preferred stocks	953,491	1,572,636	1,021,463
Auction rate securities	74,996	—	—
Total	1,147,649	1,578,053	1,028,133
Gross realized losses:
General obligations of U.S. states, territories and political subdivisions	(535)	(12,319)	—
Special revenue issuer obligations of U.S. states, territories and political subdivisions	(1,085)	(397)	—
Common stocks and nonredeemable preferred stocks	(173,357)	(846,500)	(509,854)
Other than temporary impairment of securities	(233,941)	(751,059)	(14,542)
Total	(408,918)	(1,610,275)	(524,396)
Net realized gain (loss)	$738,731	$(32,222)	$503,737
Net realized gain (loss) on other investments:
Impairments of other assets and investments	$—	$(233,069)	$(10,062)
Net gain on other assets and investments	29,705	149,128	45,288
Net loss on other assets and investments	—	—	(270,669)
Total	$29,705	$(83,941)	$(235,443)
Net realized gain (loss) on investments	$768,436	$(116,163)	$268,294
Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2016 and 2015:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
General obligations of U.S. states, territories and political subdivisions	$13,884,808	$(298,533)	$—	$—	$13,884,808	$(298,533)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	16,161,906	(502,135)	—	—	16,161,906	(502,135)
Corporate debt securities	—	—	—	—	—	—
Total fixed maturity securities	$30,046,714	$(800,668)	$—	$—	$30,046,714	$(800,668)
Equity securities	380,400	(48,983)	—	—	380,400	(48,983)
Total temporarily impaired securities	$30,427,114	$(849,651)	$—	$—	$30,427,114	$(849,651)

December 31, 2015
General obligations of U.S. states, territories and political subdivisions	$1,758,345	$(11,734)	$—	$—	$1,758,345	$(11,734)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,672,217	(5,139)	1,183,963	(20,989)	2,856,180	(26,128)
Corporate debt securities	6,981,275	(58,472)	—	—	6,981,275	(58,472)
Total fixed maturity securities	$10,411,837	$(75,345)	$1,183,963	$(20,989)	$11,595,800	$(96,334)
Equity securities	5,533,667	(128,377)	—	—	5,533,667	(128,377)
Total temporarily impaired securities	$15,945,504	$(203,722)	$1,183,963	$(20,989)	$17,129,467	$(224,711)
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
Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes.  A total of 36 and 30 securities had unrealized losses at December 31, 2016 and December 31, 2015, respectively.  Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss.  During 2016, the Company recorded other-than-temporary impairment charges in the amount of $233,941 related to securities. During 2015, the Company recorded other-than-temporary impairment charges in the amount of $751,059 related to securities.  During 2014, the Company recorded other-than-temporary impairment charges in the amount of $14,542 related to securities. Other-than-temporary impairment charges are included in net realized gain (loss) on investments in the Consolidated Statements of Income.

Variable Interest Entities

The Company holds investments in VIEs that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of December 31, 2016:

Type of Investment	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$1,137,346	$1,137,346	$1,325,000
Real estate LLCs or LPs	Other investments	4,691,173	5,119,361	7,150,000
Small business investment LPs	Other investments	3,134,234	3,024,455	9,400,000
Total		$8,962,753	$9,281,162	$17,875,000

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds.  Estimated fair value is principally based on market values obtained from a third party pricing service.  Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the estimated fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures.  Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding.  As of December 31, 2016 and December 31, 2015, the Company did not adjust any Level 2 fair values.

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

The Level 3 category only includes the Company’s investments in student loan auction rate securities (“ARS”) because quoted prices are unavailable due to the failed auctions.  The Company’s ARS portfolio, which was comprised entirely of an investment grade student loan ARS, was sold during the first quarter of 2016. The par value of this security was $1,000,000 as of December 31, 2015, with approximately 97.0% guaranteed by the U.S. Department of Education.

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
The following table presents, by level, the financial assets carried at estimated fair value measured on a recurring basis as of December 31, 2016 and 2015.  The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value.  Level 3 assets are comprised solely of ARS.

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Short-term investments	$6,558,840	$—	$—	$6,558,840
Equity securities:
Common stocks	41,179,259	—	—	41,179,259
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	88,093,996	—	88,093,996
Corporate debt securities* and auction rate security	—	13,840,081	—	13,840,081
Total	$47,738,099	$101,934,077	$—	$149,672,176

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Short-term investments	$6,865,406	$—	$—	$6,865,406
Equity securities:
Common stocks and nonredeemable preferred stock	37,513,464	—	—	37,513,464
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	87,640,140	—	87,640,140
Corporate debt securities* and auction rate security	—	17,486,344	939,900	18,426,244
Total	$44,378,870	$105,126,484	$939,900	$150,445,254
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
The carrying amounts and estimated fair values of other financial instruments (see previous table for investments carried at estimated fair value) as of December 31, 2016 and 2015 are presented in the following table:

As of December 31, 2016
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$27,928,472	$27,928,472	$27,928,472	$—	$—
Cost-basis investments	4,244,402	4,497,665	—	—	4,497,665
Accrued dividends and interest	1,035,152	1,035,152	1,035,152	—	—
Total	$33,208,026	$33,461,289	$28,963,624	$—	$4,497,665

As of December 31, 2015
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$21,790,068	$21,790,068	$21,790,068	$—	$—
Cost-basis investments	3,588,314	3,684,020	—	—	3,684,020
Accrued dividends and interest	1,004,126	1,004,126	1,004,126	—	—
Total	$26,382,508	$26,478,214	$22,794,194	$—	$3,684,020
The following table presents a reconciliation of the Company’s assets measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), which are all ARS securities, for the twelve months ended December 31, 2016 and 2015:

Changes in fair value during the year ended December 31:	2016	2015
Beginning balance at January 1	$939,900	$939,100
Redemptions and sales	(1,000,000)	—
Realized gain – included in net realized gain (loss) on investments	74,996	—
Unrealized (loss) gain – included in other comprehensive income (loss)	(14,896)	800
Ending balance at December 31	$—	$939,900
Certain cost-basis investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of December 31, 2016 and 2015.  The following table summarizes the corresponding estimated fair value hierarchy of such investments at December 31, 2016 and 2015 and the related impairments recognized:

December 31, 2016	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$—	$—	$—
Total cost-basis investments and other assets			$—	$—	$—	$—	$—

December 31, 2015	Valuation Method	Impaired	Level 1	Level 2	Level 3	Total at Estimated Fair Value	Impairment Losses
Cost-basis investments	Fair Value	Yes	$—	$—	$163,350	$163,350	$(233,069)
Total cost-basis investments and other assets			$—	$—	$163,350	$163,350	$(233,069)

4. Property and Equipment
Property and equipment and estimated useful lives at December 31 are summarized as follows:

	2016	2015
Land	$1,122,582	$1,122,582
Office buildings and improvements (25 years)	4,399,448	3,495,338
Furniture, fixtures and equipment (3 to 10 years)	10,444,355	8,948,535
Automobiles (3 years)	971,235	968,210
Total	16,937,620	14,534,665
Less accumulated depreciation	(8,184,154)	(7,385,714)
Property and equipment, net	$8,753,466	$7,148,951

Included within furniture, fixtures and equipment is software developed by the Company for internal use. Capitalized costs include both direct and indirect costs, such as payroll costs of employees associated with developing software, incurred during the software development stage.

5. Reinsurance
The Company assumes and cedes reinsurance with other insurance companies in the normal course of business.  Premiums assumed and ceded were approximately $17,000 and $141,000, respectively, for 2016, $34,000 and $215,000, respectively, for 2015 and $38,000 and $140,000, respectively, for 2014. Ceded reinsurance is comprised of excess of loss treaties, which outline the conditions in which the reinsurance company will pay claims and protect against losses over certain agreed amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event that the assuming insurance companies are unable to meet their obligations under these contracts.  The Company has not paid or recovered any reinsured losses during the three years ended December 31, 2016.

6. Reserve for Claims

Changes in the reserve for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

	2016	2015	2014
Balance, beginning of period	$37,788,000	$36,677,000	$35,360,000
Provision (benefit) related to:
Current year	6,673,036	7,295,013	6,860,335
Prior years	(6,430,083)	(2,816,519)	(1,630,619)
Total provision charged to operations	242,953	4,478,494	5,229,716
Claims paid, net of recoveries, related to:
Current year	(102,501)	(97,116)	(102,947)
Prior years	(2,623,452)	(3,270,378)	(3,809,769)
Total claims paid, net of recoveries	(2,725,953)	(3,367,494)	(3,912,716)
Balance, end of year	$35,305,000	$37,788,000	$36,677,000

The Company continually refines its reserve estimates as current loss experience develops and credible data emerges.  Movements in the reserve related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data.  The 2016 calendar year change in the provision relating to prior years resulted mostly from changes to certain actuarial inputs and favorable development in 2016 versus the prior year related primarily to policy years 2009 through 2015.  Due to variances between actual and expected loss payments, loss development is subject to significant variability.
The Company does not recognize claim recoveries until an actual payment has been received by the Company.   The Company realized claim recoveries of approximately $1,040,000, $467,000 and $790,000 during 2016, 2015 and 2014, respectively.
The provision for claims as a percentage of net premiums written was 0.2%, 4.0% and 4.8% in 2016, 2015 and 2014, respectively.
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

A summary of the Company’s loss reserve, broken down into its components of known title claims and IBNR, follows:

	2016	%	2015	%
Known title claims	$4,405,343	12.5	$5,066,469	13.4
IBNR	30,899,657	87.5	32,721,531	86.6
Total loss reserve	$35,305,000	100.0	$37,788,000	100.0

In management’s opinion, the reserve is adequate to cover claim losses which might result from pending and future claims.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

For the Years Ended December 31,	2016	2015	2014
Net income attributable to the Company	$19,523,118	$12,533,905	$9,648,975
Weighted average common shares outstanding – Basic	1,907,675	1,984,360	2,031,760
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	7,382	5,439	5,774
Weighted average common shares outstanding – Diluted	1,915,057	1,989,799	2,037,534
Basic earnings per common share	$10.23	$6.32	$4.75
Diluted earnings per common share	$10.19	$6.30	$4.74

There were no potential shares excluded from the computation of diluted earnings per share in 2016, 2015 and 2014.

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

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	19,000	$45.74	3.43	$669,610
SARs granted	4,500	68.70
SARs exercised	(1,500)	49.04
Options exercised	(1,000)	27.21
Outstanding as of December 31, 2014	21,000	$51.30	3.64	$453,510
SARs granted	4,500	73.00
SARs exercised	(2,000)	47.88
Options exercised	(1,500)	36.79
Outstanding as of December 31, 2015	22,000	$57.04	3.93	$945,055
SARs granted	4,500	93.87
SARs exercised	(2,000)	32.00
Outstanding as of December 31, 2016	24,500	$65.85	3.85	$836,640

Exercisable as of December 31, 2016	23,375	$64.50	3.73	$829,744

Unvested as of December 31, 2016	1,125	$93.87	6.38	$6,896
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2016.  The intrinsic values of options exercised during 2016, 2015 and 2014 were approximately $117,000, $104,000 and $82,000, respectively.

There were no options outstanding at December 31, 2016. The following tables summarize information about SARs outstanding at December 31, 2016:

			SARs Outstanding at Year-End			SARs Exercisable at Year-End
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$30.00	—	$39.99	2,500	0.38	$33.31	2,500	$33.31
40.00	—	49.99	2,500	1.38	41.50	2,500	41.50
50.00	—	59.99	3,000	2.37	50.50	3,000	50.50
60.00	—	69.99	4,500	4.39	68.70	4,500	68.70
70.00	—	79.99	7,500	4.58	72.44	7,500	72.44
80.00	—	89.99	—	0.00	—	—	—
90.00	—	99.99	4,500	6.38	93.87	3,375	93.87
$30.00	—	$99.99	24,500	3.85	$65.85	23,375	$64.50
In 2016, 4,500 SARs vested with a fair value of $132,099.

During the second quarters of 2016, 2015 and 2014, the Company issued share-settled SARs to the directors of the Company.  SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted average fair values for the SARs issued during 2016, 2015 and 2014 were $28.75, $31.16 and $28.98, respectively, and were estimated using the weighted average assumptions shown in the table below.

	2016	2015	2014
Expected Life in Years	7.0	7.0	6.9
Volatility	28.9%	40.7%	39.9%
Interest Rate	1.7%	2.0%	2.1%
Yield Rate	1.0%	0.4%	0.4%

There was approximately $132,000, $138,000 and $121,000 of compensation expense relating to SARs or options vesting on or before December 31, 2016, 2015 and 2014, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income.  As of December 31, 2016, there was approximately $32,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately 3 months.

The estimated weighted average grant-date fair value of SARs granted for the years ended December 31 was as follows:

For the Years Ended December 31,	2016	2015	2014
Exercise price equal to market price on date of grant:
Weighted average market price	$93.87	$73.00	$68.70
Weighted average grant-date fair value	$28.75	$31.16	$28.98

There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

8. Income Taxes
The components of income tax expense for the years ended December 31 are summarized as follows:

For the Years Ended December 31,	2016	2015	2014
Current:
Federal	$5,745,000	$4,179,000	$3,121,000
State	81,000	34,000	84,000
Total current	5,826,000	4,213,000	3,205,000
Deferred:
Federal	2,755,777	976,624	620,156
State	34,223	38,376	(9,156)
Total deferred	2,790,000	1,015,000	611,000
Total	$8,616,000	$5,228,000	$3,816,000
For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in premium and retaliatory taxes in the Consolidated Statements of Income.
At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

For the Years Ended December 31,	2016	2015
Deferred income tax assets:
Accrued benefits and retirement services	$3,625,943	$3,266,823
Other-than-temporary impairment of assets	429,167	428,614
Allowance for doubtful accounts	122,477	1,205,735
Postretirement benefit obligation	56,259	59,108
Net operating loss carryforward	15,000	22,000
Reinsurance and commission payable	7,935	13,752
Other	410,400	416,401
Total	4,667,181	5,412,433
Deferred income tax liabilities:
Net unrealized gain on investments	6,207,324	6,073,431
Recorded reserve for claims, net of statutory premium reserves	4,985,984	3,322,336
Intangible assets	2,525,511	37,451
Excess of tax over book depreciation	1,303,710	987,765
Other	762,908	694,456
Total	15,785,437	11,115,439
Net deferred income tax liabilities	$(11,118,256)	$(5,703,006)
At December 31, 2016 and 2015, no valuation allowance was recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these deferred income tax assets will be realized.

A reconciliation of income tax as computed for the years ended December 31 at the U.S. federal statutory income tax rate of 34.6% for 2016, 34.4% for 2015 and 34.3% for 2014, respectively, to income tax expense follows:

For the Years Ended December 31,	2016	2015	2014
Anticipated income tax expense	$9,733,482	$6,115,306	$4,626,555
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	52,974	22,304	55,188
Tax-exempt interest income (net of amortization)	(1,074,504)	(981,712)	(876,365)
Other, net	(95,952)	72,102	10,622
Provision for income taxes	$8,616,000	$5,228,000	$3,816,000
In accounting for uncertainty in income taxes, the Company is required to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position.  In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  There were no unrecognized tax benefits or liabilities as of December 31, 2016.
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
The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2013.

9. Leases
The Company leases certain office facilities and equipment under operating leases. Rental expense also includes occasional rental of automobiles. Rent expense totaled approximately $896,000, $793,000, and $766,000 in 2016, 2015 and 2014, respectively. The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2016, are summarized as follows:

Year Ended:
2017	$932,831
2018	683,892
2019	474,879
2020	396,386
2021	376,327
Thereafter	553,660
Total	$3,417,975

10. Retirement Agreements and Other Postretirement Benefit Plan
The Company has a 401(k) savings plan.  In order to participate in the plan, individuals must have worked at the Company for at least 3 months. In order to be eligible for employer contributions, individuals must be employed for one full year and work at least 1,000 hours annually.  The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution.  Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code.  Expenses related to the 401(k) plan were approximately $810,000, $741,000 and $676,000 for 2016, 2015 and 2014, respectively.

In November 2003, ITIC, a wholly owned subsidiary of the Company, entered into employment agreements with the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of ITIC. These individuals also serve as the Chairman, President and Executive Vice President, respectively, of the Company.  The agreements provide compensation and life, health, dental and vision benefits upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control. The employment agreements also prohibit each of these executives from competing with ITIC and its parent, subsidiaries and affiliates in North Carolina while employed by ITIC and for a period of two years following termination of their employment.
In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives.  The amount accrued for all agreements at December 31, 2016 and 2015 was approximately $8,487,000 and $7,818,000, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract.  Both the 2016 and 2015 accruals are included in the accounts payable and accrued liabilities line item of the Consolidated Balance Sheets.  These executive contracts are accounted for on an individual contract basis.  On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the Internal Revenue Code, and were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) plan.
On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement.  The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance.   The benefits are unfunded.  Estimated future benefit payouts expected to be paid for each of the next five years are $13,521 in 2017, $18,628 in 2018, $20,330 in 2019, $22,150 in 2020, $23,981 in 2021 and $216,988 in the next five years thereafter.
Cost of the Company’s postretirement benefits included the following components:

	2016	2015	2014
Net periodic benefit cost
Service cost – benefits earned during the year	$10,180	$16,748	$14,667
Interest cost on the projected benefit obligation	35,123	30,772	30,472
Amortization of unrecognized prior service cost	—	4,390	2,217
Amortization of unrecognized loss	8,941	3,514	—
Net periodic benefits cost at end of year	$54,244	$55,424	$47,356

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The net amount in accumulated other comprehensive income is $(165,437), $(109,200) net of tax, for December 31, 2016, and $(173,812), $(114,726) net of tax, for December 31, 2015, and represents the net unrecognized actuarial losses and unrecognized prior service costs.  The effects of the funded status on the Company’s Consolidated Balance Sheets at December 31, 2016 and 2015 are presented in the following table:

	2016	2015
Funded status
Actuarial present value of future benefits:
Fully eligible active employee	$(928,492)	$(483,985)
Non-eligible active employees	—	(398,638)
Plan assets	—	—
Funded status of accumulated postretirement benefit obligation, recognized in other liabilities	$(928,492)	$(882,623)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2016 and 2015 includes the following:

	2016	2015
Accrued postretirement benefit obligation at beginning of year	$(882,623)	$(771,537)
Service cost – benefits earned during the year	(10,180)	(16,748)
Interest cost on projected benefit obligation	(35,123)	(30,772)
Actuarial loss	(566)	(63,566)
Accrued postretirement benefit obligation at end of year	$(928,492)	$(882,623)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

	2016	2015
Balance at beginning of year	$173,812	$118,150
Components of accumulated other comprehensive income:
Unrecognized prior service cost	—	(4,390)
Amortization of loss, net	(8,941)	(3,514)
Actuarial loss	566	63,566
Balance at end of year	$165,437	$173,812

The amounts currently in accumulated other comprehensive income, pre-tax, that will be reclassified to the Consolidated Statements of Income and recognized as components of net periodic benefit costs in 2017 are:

Projected 2017
Amortization of unrecognized prior service cost	$—
Amortization of unrecognized loss	8,612
Net periodic benefit cost at end of year	$8,612

Assumed health care cost trend rates do have an effect on the amounts reported for the postretirement benefit obligations.  The following illustrates the effects on the net periodic postretirement benefit cost (“NPPBC”) and the accumulated postretirement benefit obligation (“APBO”) of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate as of December 31, 2016:

	One Percentage Point Increase	One Percentage Point Decrease
Net periodic postretirement benefit cost
Effect on the service cost component	$—	$—
Effect on interest cost	7,447	(5,835)
Total effect on the net periodic postretirement benefit cost	$7,447	$(5,835)
Accumulated postretirement benefit obligation (including active employees who are not fully eligible)
Effect on those currently receiving benefits (retirees and spouses)	$—	$—
Effect on active fully eligible	186,181	(145,871)
Effect on actives not yet eligible	—	—
Total effect on the accumulated postretirement benefit obligation	$186,181	$(145,871)

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

Escrow and Trust Deposits.  As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks.  Cash held by the Company for these purposes was approximately $18,032,000 and $20,510,000 as of December 31, 2016 and 2015, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.  However, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchange Proceeds.  In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions.  Like-kind exchange deposits and reverse exchange property totaled approximately $202,184,000 and $171,010,000 as of December 31, 2016 and 2015, respectively.  These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate.  Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Agency Relationship. On July 1, 2015, Title Resource Group LLC's wholly owned subsidiary, title insurer Texas American Title Company, acquired the assets of ITCOA, LLC, which does business throughout Texas as Independence Title. In 2016, 2015 and 2014 Independence Title originated 5.4%, 10.3% and 23.6%, respectively, of the net premiums written for the Company. Independence Title is under no legal commitment to remit a minimum amount of premiums to the Company, and could cease doing so at any time.

12. Segment Information

The Company has one reportable segment, title insurance services.  The remaining immaterial segments have been combined into a group called “All Other.”

The title insurance segment primarily issues title insurance policies through approved attorneys from underwriting offices and through independent issuing agents. Title insurance policies insure titles to real estate.

Provided below is selected financial information about the Company’s operations by segment for the periods ended December 31, 2016, 2015 and 2014:

2016	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$128,408,746	$6,808,392	$(2,177,649)	$133,039,489
Investment income	4,329,605	564,891	(210,007)	4,684,489
Net realized gain on investments	644,850	123,586	—	768,436
Total revenues	$133,383,201	$7,496,869	$(2,387,656)	$138,492,414
Operating expenses	105,885,770	6,583,157	(2,107,965)	110,360,962
Income before income taxes	$27,497,431	$913,712	$(279,691)	$28,131,452
Total assets	$183,763,655	$45,174,467	$—	$228,938,122

2015	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$118,144,981	$6,479,484	$(1,839,549)	$122,784,916
Investment income	4,073,857	574,132	(116,670)	4,531,319
Net realized loss on investments	(13,603)	(102,560)	—	(116,163)
Total revenues	$122,205,235	$6,951,056	$(1,956,219)	$127,200,072
Operating expenses	104,594,829	6,598,055	(1,769,865)	109,423,019
Income before income taxes	$17,610,406	$353,001	$(186,354)	$17,777,053
Total assets	$163,582,898	$47,939,131	$—	$211,522,029

2014	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$114,279,532	$5,904,059	$(1,592,100)	$118,591,491
Investment income	3,835,209	517,628	(93,336)	4,259,501
Net realized gain on investments	213,709	54,585	—	268,294
Total revenues	$118,328,450	$6,476,272	$(1,685,436)	$123,119,286
Operating expenses	105,290,627	5,862,577	(1,522,416)	109,630,788
Income before income taxes	$13,037,823	$613,695	$(163,020)	$13,488,498
Total assets	$153,072,950	$44,966,260	$—	$198,039,210

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
On October 31, 2012, the Plan was amended to, among other things, extend the expiration date of the plan from November 11, 2012 to October 31, 2022 and increase the exercise price of the stock purchase rights from $80 per unit to $220 per unit.  In connection with the amendments to the shareholders’ rights plan, the Board of Directors of the Company also amended the Company’s Articles of Incorporation to increase the number of shares designated under the rights plan as Series A Participating Preferred Stock from 100,000 shares to 200,000 shares.  There were 1,000,000 shares of Preferred Stock authorized as of December 31, 2016 and 2015, with 200,000, being designated Class A Junior Participating Preferred Stock.

14. Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company invests its cash and cash equivalents into high credit quality security instruments.  Deposits which exceed $250,000 at each institution are not insured by the Federal Deposit Insurance Corporation (“FDIC”). Of the $27.9 million in cash and cash equivalents at December 31, 2016, $27.1 million was not insured by the FDIC. Of the $21.8 million in cash and cash equivalents at December 31, 2015, $21.3 million was not insured by the FDIC. The Company mitigates the risk of having cash and cash equivalents not insured by the FDIC by monitoring the credit quality of the financial institutions in which the funds are held.

15. Business Concentration
The Company generates a significant amount of title insurance premiums in Texas, North Carolina and South Carolina.  In 2016, 2015 and 2014, North Carolina accounted for 35.5%, 32.8% and 28.4% of total title premiums, respectively. In 2016, 2015 and 2014, Texas accounted for 20.5%, 22.4% and 36.5% of total title premiums, respectively.  In 2016, 2015 and 2014, South Carolina accounted for 10.0%, 10.1% and 7.7% of total title premiums, respectively.
In 2016, 2015 and 2014, the Company had one agent that accounted for 5.4%, 10.3% and 23.6% of net premiums written, respectively. This agent was acquired by another title insurer during 2015. Refer to Note 11 for further information.

16. Related Party Transactions
The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies.  The Company utilizes the equity method to account for its investments in these limited liability companies.  The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	2016	2015
Consolidated Balance Sheets
Other investments	$6,437,000	$6,519,000
Premiums and fees receivable	$56,000	$719,000

Financial Statement Classification,
Consolidated Statements of Income	2016	2015	2014
Net premiums written	$15,016,000	$14,015,000	$11,783,000
Other income	$2,317,000	$2,618,000	$2,043,000
Commissions to agents	$10,394,000	$9,700,000	$8,049,000

17. Business Combinations, Intangible Assets and Goodwill

Business Combinations

In October 2016, National Investors Holdings, LLC ("NIH"), a subsidiary of the Company, acquired all of the outstanding shares of University Title Company (“University”), a title insurance agency doing business in the State of Texas. NIH paid $10 million plus a $918,000 adjustment for University’s net cash position at closing to the shareholders of University. The acquisition was partially financed with loan proceeds from a Business/Commercial Loan Agreement and related Promissory Note (collectively, the “Loan Agreement”) with a bank, pursuant to which the bank loaned the Company the principal amount of $6 million. The Company paid off all amounts due under the Loan Agreement in December 2016, and therefore has no liabilities related to the Loan Agreement at December 31, 2016.

In April 2012, ITIC purchased a 70% ownership interest in United Title Agency Co., LLC (“United”) for a purchase price of $1,041,250. In May 2014, ITIC purchased the remaining 30% interest in United for an additional $515,275, making United a wholly owned subsidiary of ITIC. United is a title insurance agency doing business in the State of Michigan.

Intangible Assets

The Company recognized the required identifiable intangible assets of University and United.  The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired at December 31, 2016.

Identifiable intangible assets consist of the following as of December 31:

Year Ended:	2016	2015
Referral relationships	$6,416,215	$836,215
Non-complete agreements	1,405,685	645,685
Tradename	560,000	—
Total	8,381,900	1,481,900
Accumulated amortization	(475,110)	(261,315)
Identifiable intangible assets, net	$7,906,790	$1,220,585

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended:
2017	$963,920
2018	642,253
2019	568,920
2020	568,920
2021	561,587
Thereafter	4,601,190
Total	$7,906,790

Goodwill and Title Plant

The Company recognized $4,349,851 in goodwill and $690,000 in a title plant as the result of the University acquisition.  The fair values of goodwill and the title plant, both Level 3 inputs, are principally based on values obtained from a third party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amounts may not be recoverable, and therefore determined that goodwill and the title plant were not impaired at December 31, 2016.

18. Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended December 31, 2016, 2015 and 2014:

2016	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,597,741	$(114,726)	$11,483,015
Other comprehensive income (loss) before reclassifications	758,021	(374)	757,647
Amounts reclassified from accumulated other comprehensive income	(485,115)	5,900	(479,215)
Net current-period other comprehensive income	272,906	5,526	278,432
Ending balance	$11,870,647	$(109,200)	$11,761,447

2015	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$12,934,497	$(77,988)	$12,856,509
Other comprehensive loss before reclassifications	(1,355,316)	(41,954)	(1,397,270)
Amounts reclassified from accumulated other comprehensive income	18,560	5,216	23,776
Net current-period other comprehensive loss	(1,336,756)	(36,738)	(1,373,494)
Ending balance	$11,597,741	$(114,726)	$11,483,015

2014	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,395,757	$(48,353)	$11,347,404
Other comprehensive income (loss) before reclassifications	1,874,111	(31,100)	1,843,011
Amounts reclassified from accumulated other comprehensive income	(335,371)	1,465	(333,906)
Net current-period other comprehensive income (loss)	1,538,740	(29,635)	1,509,105
Ending balance	$12,934,497	$(77,988)	$12,856,509

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended December 31, 2016, 2015 and 2014:

2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$972,672
Other-than-temporary impairments	(233,941)
Total	$738,731	Net realized gain (loss) on investments
Tax	(253,616)	Provision for Income Taxes
Net of Tax	$485,115
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(8,941)
Total	$(8,941)	(a)
Tax	3,041	Provision for Income Taxes
Net of Tax	$(5,900)
Reclassifications for the period	$479,215

2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$718,837
Other-than-temporary impairments	(751,059)
Total	$(32,222)	Net realized gain (loss) on investments
Tax	13,662	Provision for Income Taxes
Net of Tax	$(18,560)
Amortization related to postretirement benefit plans:
Prior year service cost	$(4,390)
Unrecognized loss	(3,514)
Total	$(7,904)	(a)
Tax	2,688	Provision for Income Taxes
Net of Tax	$(5,216)
Reclassifications for the period	$(23,776)

2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$518,279
Other-than-temporary impairments	(14,542)
Total	$503,737	Net realized gain (loss) on investments
Tax	(168,366)	Provision for Income Taxes
Net of Tax	$335,371
Amortization related to postretirement benefit plans:
Prior year service cost	$(2,217)
Unrecognized loss	—
Total	$(2,217)	(a)
Tax	752	Provision for Income Taxes
Net of Tax	$(1,465)
Reclassifications for the period	$333,906

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
Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Changes in Internal Control Over Financial Reporting
Other than as detailed below, there were no changes during the quarter ended December 31, 2016 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company acquired University Title on October 31, 2016 and as permitted by SEC guidance, has elected to exclude University Title from its current evaluation on internal control over financial reporting. The financial results of University Title (for November and December of 2016) are not material to the Consolidated Financial Statements of the Company for 2016; however, integration of University Title’s systems and processes could cause changes to the Company’s internal controls over financial reporting in future periods.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2016.  The reports of management and Dixon Hughes Goodman LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B.   OTHER INFORMATION
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors,” “General Information - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Board of Directors and Committees – The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2017.  Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11.   EXECUTIVE COMPENSATION
The information called for by this item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2017 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2017 and is incorporated by reference in this Annual Report on Form 10-K.
The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2016.  The Company does not have any equity compensation plans that have not been approved by its shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	24,500	$65.85	227,500
Equity compensation plans not approved by shareholders	—	—	—
Total	24,500	$65.85	227,500

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Corporate Governance – Independent Directors” and “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” set forth in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2017 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2017 and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)  Financial Statements
The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
(a)(2)  Financial Statement Schedules

The following is a list of financial statement schedules filed as part of this Form 10-K Annual Report:

Schedule Number	Description
I	Summary of Investments – Other Than Investments in Related Parties
II	Condensed Financial Information of Registrant
III	Supplementary Insurance Information
IV	Reinsurance
V	Valuation and Qualifying Accounts
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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 10, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of March, 2017.

/s/ J. Allen Fine	/s/ James A. Fine, Jr.
J. Allen Fine, Chairman of the Board and	James A. Fine, Jr., President, Treasurer, Chief
Chief Executive Officer	Financial Officer, Chief Accounting Officer and
(Principal Executive Officer)	Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ W. Morris Fine	/s/ H. Joe King, Jr.
W. Morris Fine, Executive Vice President,	H. Joe King, Jr., Director
Secretary and Director

/s/ R. Horace Johnson	/s/ James R. Morton
R. Horace Johnson, Director	James R. Morton, Director

/s/ David L. Francis	/s/ James H. Speed, Jr.
David L. Francis, Director	James H. Speed, Jr., Director

/s/ Richard M. Hutson, II
Richard M. Hutson, II, Director

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2016

Type of Investment	Cost (1)	Market Value	Amount at which shown in the Balance Sheet (2)

Fixed maturities:
Bonds:
General obligations of U.S. states, territories and political subdivisions	$29,163,453	$29,307,663	$29,307,663
Special revenue issuer obligations of U.S. states, territories and political subdivisions	43,158,632	44,092,544	44,092,544
Public utilities	13,327,765	14,693,789	14,693,789
Corporate debt securities	14,512,507	13,840,081	13,840,081
Total fixed maturities	100,162,357	101,934,077	101,934,077

Equity securities:
Common stocks:
Public utilities	563,857	900,904	900,904
Banks, trusts and insurance companies	5,488,073	8,190,374	8,190,374
Industrial, miscellaneous and all other	16,273,231	26,958,274	26,958,274
Technology	2,510,871	5,129,707	5,129,707
Total equity securities	24,836,032	41,179,259	41,179,259

Other investments:
Short-term investments	6,558,840	6,558,840	6,558,840
Other investments (3)	9,972,130	9,972,130	9,972,130
Total other investments	16,530,970	16,530,970	16,530,970

Total investments (3)	$141,529,359	$159,644,306	$159,644,306

(1) Fixed maturities are shown at amortized cost and equity securities are shown at original cost.
(2) All fixed maturities presented are classified as available-for-sale and shown at estimated fair value. Equity securities are shown at fair value.
(3) The above summary of investments does not include investments in related parties accounted for under the cost and equity methods of accounting in the amount of $1,209,401.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015

	2016	2015
Assets:
Cash and cash equivalents	$10,178,219	$8,347,004
Investments in fixed maturities, available-for-sale	16,505,866	21,779,123
Investments in equity securities, available-for-sale	3,193,268	2,638,330
Short-term investments	3,162,283	3,005,647
Investments in affiliated companies	113,234,094	99,951,433
Other investments	4,318,296	3,089,550
Premium and fees receivable	99,878	43,690
Other receivables	1,986,634	3,080,245
Income taxes recoverable	2,562,589	1,733,314
Accrued interest and dividends	86,481	120,369
Property, net	2,340,605	2,288,776
Total Assets	$157,668,213	$146,077,481

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$2,370,963	$3,267,274
Deferred income taxes, net	252,181	140,325
Total liabilities	2,623,144	3,407,599

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000,000 authorized shares; 1,884,283 and 1,949,797 shares issued and outstanding 2016 and 2015, respectively, excluding 291,676 shares for 2016 and 2015 of common stock held by the Company’s subsidiary)	1	1
Retained earnings	143,283,621	131,186,866
Accumulated other comprehensive income	11,761,447	11,483,015
Total stockholders’ equity	155,045,069	142,669,882
Total Liabilities and Stockholders’ Equity	$157,668,213	$146,077,481

See notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
Revenues:
Investment income – interest and dividends	$525,453	$535,963	$482,711
Net realized gain (loss) on investments	77,895	(152,026)	9,169
Rental income	772,123	765,134	772,256
Miscellaneous income	77,074	385,058	59,569
Total	1,452,545	1,534,129	1,323,705

Operating Expenses:
Salaries, employee benefits and payroll taxes	664,436	651,957	673,729
Office occupancy and operations	236,954	239,176	270,881
Business development	99,229	76,684	49,059
Taxes – other than payroll and income	183,566	213,466	200,718
Professional and contract labor fees	377,738	378,265	192,064
Other expenses	246,375	198,788	193,681
Total	1,808,298	1,758,336	1,580,132

Equity in Net Income of Affiliated Companies	19,665,205	12,640,260	9,777,925

Income before Income Taxes	19,309,452	12,416,053	9,521,498

Income Tax Benefit	(206,000)	(133,000)	(151,000)

Net Income	19,515,452	12,549,053	9,672,498

Net Loss (Income) Attributable to Noncontrolling Interests	7,666	(15,148)	(23,523)

Net Income Attributable to the Company	$19,523,118	$12,533,905	$9,648,975

Basic Earnings per Common Share	$10.23	$6.32	$4.75

Weighted Average Shares Outstanding – Basic	1,907,675	1,984,360	2,031,760

Diluted Earnings per Common Share	$10.19	$6.30	$4.74

Weighted Average Shares Outstanding – Diluted	1,915,057	1,989,799	2,037,534

Cash Dividends Paid per Common Share	$0.72	$0.40	$0.32

See notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
Operating Activities
Net income	$19,515,452	$12,549,053	$9,672,498
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net earnings of subsidiaries	(19,665,205)	(12,640,260)	(9,777,925)
Depreciation	93,086	112,690	136,369
Amortization, net	163,989	192,654	210,768
Share-based compensation expense related to stock appreciation rights and options	132,098	137,759	164,730
Net loss on disposals of property	—	1,683	2,722
Net realized (gain) loss on investments	(77,895)	152,026	(19,231)
Net (earnings) loss from other investments	(13,135)	(237,686)	322
(Benefit) provision for deferred income taxes	(18,000)	13,000	(40,000)
Decrease (increase) in receivables	1,037,423	(847,177)	(685,052)
(Increase) decrease in income taxes recoverable	(829,275)	142,928	1,354,735
Decrease (increase) in other assets	33,888	7,852	(24,650)
(Decrease) increase in accounts payable and accrued liabilities	(896,311)	1,192,927	516,252
Net cash (used in) provided by operating activities	(523,885)	777,449	1,511,538

Investing Activities
Purchase of subsidiary	(10,918,003)	—	—
Dividends received from subsidiaries	17,330,948	7,630,835	5,051,664
Purchases of available-for-sale securities	(1,783,223)	(260,044)	(6,883,612)
Purchases of short-term securities	(3,162,283)	(2,721,578)	(104,207)
Purchases of and net earnings from other investments	(1,552,769)	(2,007,798)	(964,197)
Proceeds from sales and maturities of available-for-sale securities	6,815,907	2,475,557	1,631,987
Proceeds from sales and maturities of short-term securities	3,005,647	—	2,033,634
Proceeds from sales and distributions of other investments	321,758	734,170	123,017
Purchases of property	(144,915)	(32,071)	(5,200)
Net cash provided by investing activities	9,913,067	5,819,071	883,086

Financing Activities
Repurchases of common stock	(6,219,670)	(5,483,953)	(1,055,765)
Exercise of stock appreciation rights and options	(200)	54,988	27,100
Proceeds from note payable	6,000,000	—	—
Payments on note payable	(6,000,000)	—	—
Excess tax benefit	32,293	26,875	15,999
Dividends paid	(1,370,390)	(789,907)	(650,433)
Net cash used in financing activities	(7,557,967)	(6,191,997)	(1,663,099)

Net Increase in Cash and Cash Equivalents	1,831,215	404,523	731,525
Cash and Cash Equivalents, Beginning of Period	8,347,004	7,942,481	7,210,956
Cash and Cash Equivalents, End of Period	$10,178,219	$8,347,004	$7,942,481

Supplemental Disclosures:
Income tax payments, net	$4,964,000	$4,598,000	$2,699,000

See notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1.	The accompanying Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of Investors Title Company and Subsidiaries.

2.	Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2016	2015	2014
Investors Title Insurance Company, net*	$15,838,248	$7,134,823	$4,906,664
Investors Title Exchange Corporation	100,000	245,000	50,000
Investors Title Accommodation Corporation	45,000	12,000	10,000
Investors Capital Management Company	—	9,012	40,000
Investors Trust Company	750,000	—	—
Investors Title Commercial Agency, LLC	125,000	230,000	45,000
National Investors Holdings, LLC	472,700	—	—
Total	$17,330,948	$7,630,835	$5,051,664

* Total dividends of $16,048,255, $7,251,493 and $5,000,000 paid to the Parent Company in 2016, 2015 and 2014, respectively, netted with dividends of $210,007, $116,670 and $93,336 received from the Parent Company in 2016, 2015 and 2014, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims. Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Year Ended December 31, 2016
Title Insurance	$—	$35,305,000	$—	$475,700	$122,095,381	$4,119,598	$242,953	$—	$103,585,220	N/A
All Other	—	—	—	—	—	564,891	—	—	6,532,789	N/A
	$—	$35,305,000	$—	$475,700	$122,095,381	$4,684,489	$242,953	$—	$110,118,009	N/A

Year Ended December 31, 2015
Title Insurance	$—	$37,788,000	$—	$341,191	$112,475,686	$3,957,187	$4,478,494	$—	$98,417,207	N/A
All Other	—	—	—	—	—	574,132	—	—	6,527,318	N/A
	$—	$37,788,000	$—	$341,191	$112,475,686	$4,531,319	$4,478,494	$—	$104,944,525	N/A

Year Ended December 31, 2014
Title Insurance	$—	$36,677,000	$—	$236,401	$109,963,556	$3,741,873	$5,229,716	$—	$98,620,374	N/A
All Other	—	—	—	—	—	517,628	—	—	5,780,698	N/A
	$—	$36,677,000	$—	$236,401	$109,963,556	$4,259,501	$5,229,716	$—	$104,401,072	N/A

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentages of Amount Assumed to Net
Year Ended December 31, 2016
Title Insurance	$122,219,077	$140,942	$17,246	$122,095,381	0.01%

Year Ended December 31, 2015
Title Insurance	$112,656,750	$214,667	$33,603	$112,475,686	0.03%

Year Ended December 31, 2014
Title Insurance	$110,065,581	$140,017	$37,992	$109,963,556	0.03%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charge to Other Accounts – Describe	Deductions – Describe		Balance at End of Period
2016
Premiums Receivable:
Valuation Provision	$3,552,779	$2,679,300	$—	$(5,859,907)	(a)	$372,172
Reserves for Claims	$37,788,000	$242,953	$—	$(2,725,953)	(b)	$35,305,000

2015
Premiums Receivable:
Valuation Provision	$3,022,731	$6,267,911	$—	$(5,737,863)	(a)	$3,552,779
Reserves for Claims	$36,677,000	$4,478,494	$—	$(3,367,494)	(b)	$37,788,000

2014
Premiums Receivable:
Valuation Provision	$2,620,903	$6,287,694	$—	$(5,885,866)	(a)	$3,022,731
Reserves for Claims	$35,360,000	$5,229,716	$—	$(3,912,716)	(b)	$36,677,000

(a)	Canceled premiums

(b)	Payments of claims, net of recoveries

INDEX TO EXHIBITS

Exhibit Number	Description	Location

2.1	Stock Purchase Agreement between National Investors Holdings, LLC, University Title Company and the sellers dated October 12, 2016	Filed herewith

3.1(a)	Articles of Incorporation dated January 22, 1973	Incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973	Incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(c)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987	Incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(d)	Articles of Amendment to Articles of Incorporation, dated May 15, 2002	Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended June 30, 2002, File No. 11774

3.1(e)	Articles of Amendment to Articles of Incorporation, dated November 2, 2002	Incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended March 31, 2003, File No. 11774

3.1(f)	Articles of Amendment to Articles of Incorporation, dated October 31, 2012	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 31, 2012, File No. 11774

3.2	Amended and Restated By-laws, dated November 9, 2015	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 9, 2015, File No. 11774

4.1	Amended and Restated Rights Agreement dated October 31, 2012, between the Company and Broadridge Issuer Solutions, Inc., as Rights Agent, dated October 31, 2012	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 2, 2012, File No. 11774

10.1(a)*	2001 Stock Option and Restricted Stock Plan, as amended and restated effective May 17, 2006	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 23, 2006, File No. 11774

10.1(b)*	Form of Stock Appreciation Rights Award Agreement under 2001 Stock Option and Restricted Stock Plan	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 23, 2006, File No. 11774

10.1(c)*	Form of Stock Appreciation Rights Agreement under 2001 Stock Option and Restricted Stock Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2009, File No. 11774

10.2*	Amended and Restated Employment Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.3*	Amended and Restated Employment Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.4*	Amended and Restated Employment Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.5*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.6*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.7*	Death Benefit Plan Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.8*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.9*	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.10(a)*	2009 Stock Appreciation Right Plan effective March 2, 2009	Incorporated by reference to Appendix A to the Proxy Statement dated May 26, 2009, File No. 11774

10.10(b)*	Form of Stock Appreciation Rights Agreement under 2009 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2011, File No. 11774

10.11	Business/Commercial Loan Agreement between the Company and First Citizens Bank dated October 27, 2016	Filed herewith

10.12	Promissory note between the Company and First Citizens Bank dated October 27, 2016	Filed herewith

10.13	Commercial Security Agreement between the Company and First Citizens bank dated October 27, 2016	Filed herewith

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement