Form 10-Q
period 2017-03-31
INVESTORS TITLE CO
filed 2017-05-08
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer	X

Non-accelerated filer	(Do not check if a smaller reporting company)

Smaller reporting company

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No   X

As of April 17, 2017, there were 1,886,088 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2017 and December 31, 2016
(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: March 31, 2017: $96,557,152; December 31, 2016: $100,162,357)	$98,382,799	$101,934,077
Equity securities, available-for-sale, at fair value (cost: March 31, 2017: $25,203,870; December 31, 2016: $24,836,032)	43,068,433	41,179,259
Short-term investments	13,635,465	6,558,840
Other investments	10,582,877	11,181,531
Total investments	165,669,574	160,853,707

Cash and cash equivalents	25,718,050	27,928,472
Premium and fees receivable	8,663,495	8,654,161
Accrued interest and dividends	1,336,998	1,035,152
Prepaid expenses and other assets	10,323,199	9,456,523
Property, net	9,477,362	8,753,466
Goodwill and other intangible assets	12,023,053	12,256,641
Total Assets	$233,211,731	$228,938,122

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$35,445,000	$35,305,000
Accounts payable and accrued liabilities	22,577,847	26,146,480
Current income taxes payable	3,479,935	1,232,432
Deferred income taxes, net	11,421,379	11,118,256
Total liabilities	72,924,161	73,802,168

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000,000 authorized shares; 1,886,088 and 1,884,283 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively, excluding in each period 291,676 shares of common stock held by the Company's subsidiary)	1	1
Retained earnings	147,405,440	143,283,621
Accumulated other comprehensive income	12,801,119	11,761,447
Total stockholders’ equity attributable to the Company	160,206,560	155,045,069
Noncontrolling interests	81,010	90,885
Total stockholders' equity	160,287,570	155,135,954
Total Liabilities and Stockholders’ Equity	$233,211,731	$228,938,122

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net premiums written	$33,641,564	$21,508,997
Investment income – interest and dividends	1,096,591	1,151,011
Net realized gain on investments	103,339	149,830
Other	2,959,695	2,052,184
Total Revenues	37,801,189	24,862,022

Operating Expenses:
Commissions to agents	16,331,110	11,532,882
Provision for claims	719,397	15,959
Salaries, employee benefits and payroll taxes	9,902,271	7,471,951
Office occupancy and operations	1,939,055	1,493,860
Business development	612,947	480,390
Filing fees, franchise and local taxes	153,556	230,054
Premium and retaliatory taxes	645,385	311,831
Professional and contract labor fees	439,176	538,653
Other	607,112	202,981
Total Operating Expenses	31,350,009	22,278,561

Income before Income Taxes	6,451,180	2,583,461

Provision for Income Taxes	1,985,000	779,000

Net Income	4,466,180	1,804,461

Net Loss Attributable to Noncontrolling Interests	9,875	9,579

Net Income Attributable to the Company	$4,476,055	$1,814,040

Basic Earnings per Common Share	$2.37	$0.94

Weighted Average Shares Outstanding – Basic	1,885,587	1,934,318

Diluted Earnings per Common Share	$2.36	$0.93

Weighted Average Shares Outstanding – Diluted	1,894,838	1,940,963

Cash Dividends Paid per Common Share	$0.20	$0.16

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$4,466,180	$1,804,461
Other comprehensive income, before tax:
Amortization of unrecognized loss	2,153	2,235
Unrealized gains on investments arising during the period	1,666,147	1,212,525
Reclassification adjustment for sales of securities included in net income	(90,506)	(186,079)
Reclassification adjustment for write-downs of securities included in net income	—	42,794
Other comprehensive income, before tax	1,577,794	1,071,475
Income tax expense related to postretirement health benefits	731	760
Income tax expense related to unrealized gains on investments arising during the period	568,956	419,586
Income tax benefit related to reclassification adjustment for sales of securities included in net income	(31,565)	(64,860)
Income tax expense related to reclassification adjustment for write-downs of securities included in net income	—	14,668
Net income tax expense on other comprehensive income	538,122	370,154
Other comprehensive income	1,039,672	701,321
Comprehensive Income	$5,505,852	$2,505,782
Comprehensive loss attributable to noncontrolling interests	9,875	9,579
Comprehensive Income Attributable to the Company	$5,515,727	$2,515,361

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2016	1,949,797	$1	$131,186,866	$11,483,015	$107,198	$142,777,080
Net income attributable to the Company			1,814,040			1,814,040
Dividends ($0.16 per share)			(309,104)			(309,104)
Shares of common stock repurchased and retired	(18,795)		(1,626,668)			(1,626,668)
Stock options and stock appreciation rights exercised	1,289		(200)			(200)
Share-based compensation expense			35,053			35,053
Amortization related to postretirement health benefits				1,475		1,475
Net unrealized gain on investments				699,846		699,846
Net loss attributable to noncontrolling interests					(9,579)	(9,579)
Income tax benefit from share-based compensation			32,292			32,292
Balance, March 31, 2016	1,932,291	$1	$131,132,279	$12,184,336	$97,619	$143,414,235

Balance, January 1, 2017	1,884,283	$1	$143,283,621	$11,761,447	$90,885	$155,135,954
Net income attributable to the Company			4,476,055			4,476,055
Dividends ($0.20 per share)			(377,218)			(377,218)
Shares of common stock repurchased and retired	(70)		(8,986)			(8,986)
Stock options and stock appreciation rights exercised	1,875		(380)			(380)
Share-based compensation expense			32,348			32,348
Amortization related to postretirement health benefits				1,422		1,422
Net unrealized gain on investments				1,038,250		1,038,250
Net loss attributable to noncontrolling interests					(9,875)	(9,875)
Balance, March 31, 2017	1,886,088	$1	$147,405,440	$12,801,119	$81,010	$160,287,570

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$4,466,180	$1,804,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	334,021	342,590
Amortization of investments, net	195,246	196,875
Amortization related to postretirement benefits obligation	2,153	2,235
Amortization of other intangible assets, net	233,588	—
Share-based compensation expense related to stock appreciation rights	32,348	35,053
Excess tax benefits related to exercise of stock appreciation rights	75,027	32,292
Net gain on disposals of property	(15,723)	(3,701)
Net realized gain on investments	(103,339)	(149,830)
Net (earnings) loss from other investments	(143,243)	24,263
Provision for claims	719,397	15,959
(Benefit) provision for deferred income taxes	(235,000)	1,689,000
Changes in assets and liabilities:
(Increase) decrease in receivables	(9,334)	1,452,570
(Increase) decrease in other assets	(1,168,522)	4,032,198
Increase in current income taxes recoverable	—	(1,036,309)
Decrease in accounts payable and accrued liabilities	(3,568,633)	(6,275,393)
Increase (decrease) in current income taxes payable	2,172,476	(210,355)
Payments of claims, net of recoveries	(579,397)	(406,959)
Net cash provided by operating activities	2,407,245	1,544,949

Investing Activities
Purchases of available-for-sale securities	(561,348)	(3,583,240)
Purchases of short-term investments	(7,722,430)	(1,974,677)
Purchases of other investments	(307,948)	(473,174)
Proceeds from sales and maturities of available-for-sale securities	3,693,973	4,130,767
Proceeds from sales and maturities of short-term investments	645,805	1,320,014
Proceeds from sales and distributions of other investments	1,050,225	1,741,134
Proceeds from sales of other assets	12,834	6,545
Purchases of property	(1,063,894)	(701,184)
Proceeds from the sale of property	21,700	8,501
Net cash (used in) provided by investing activities	(4,231,083)	474,686

Financing Activities
Repurchases of common stock	(8,986)	(1,626,668)
Exercises of stock options and SARs	(380)	(200)
Dividends paid	(377,218)	(309,104)
Net cash used in financing activities	(386,584)	(1,935,972)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,210,422)	83,663
Cash and Cash Equivalents, Beginning of Period	27,928,472	21,790,068
Cash and Cash Equivalents, End of Period	$25,718,050	$21,873,731

Consolidated Statements of Cash Flows, continued
	Three Months Ended March 31,
	2017	2016
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax (refunds) payments, net	$(27,500)	$1,926,400
Non Cash Investing and Financing Activities:
Non cash net unrealized gain on investments, net of deferred tax provision of $(537,391) and $(369,394) for March 31, 2017 and March 31, 2016, respectively	$(1,038,250)	$(699,846)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2016 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Reclassification – Certain 2016 amounts in the accompanying unaudited Consolidated Financial Statements have been reclassified to conform to the 2017 classifications. These reclassifications had no effect on stockholders’ equity or net income as previously reported.

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

Recently Issued Accounting Standards –In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. Specifically, the ASU shortens the amortization period for certain investments in callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The update is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715). This update requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost (the "other components") and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the ASU clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. None of these amendments would have an impact on the Company's financial position or results of operation.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update broadens the information that an entity must consider in developing its expected credit loss estimates, and is meant to better reflect an entity’s current estimate of all expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact. Currently, the Company's potential credit losses under this accounting standard relate to available-for-sale securities. The Company does not believe that the risk of credit losses, based on current available-for-sale security holdings, is material to the financial statements as a whole. Please refer to Note 6 for further information about the Company's investments.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). ASU 2016-09 updated guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The update was effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company adopted this update on January 1, 2017 with no material impact on the Company's financial position and results of operations. All excess tax benefits and tax deficiencies will now be recognized as income tax expense or benefit in the income statement. In addition, a reclassification was made on the Consolidated Statements of Cash Flows, as companies are now required to present excess tax benefits as an operating activity on the Consolidated Statements of Cash Flows rather than as a financing activity. The Company began recording all excess tax benefits and tax deficiencies as an income tax expense or benefit on a prospective basis. The amendments relating to the presentation of excess tax benefits within the Consolidated Statements of Cash Flows was adopted by the Company retrospectively.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 updated guidance to improve financial reporting for leasing transactions. The core principle of the guidance is that lessees will be required to recognize assets and liabilities on the balance sheet for all leases with terms of more than twelve months. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from current GAAP, with some targeted improvements. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, both lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted for all entities upon issuance. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact. As of December 31, 2016, future minimum lease payments with terms of more than twelve months were approximately $2.5 million.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update originally became effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 updated guidance to defer the effective date of the standard by one year. Early adoption is not permitted, although public entities are permitted to elect to adopt the amendments on the original effective date. Currently, the Company's only revenue stream impacted by the issued accounting standard is like-kind exchange services revenue produced by the Company's subsidiary, Investors Title Exchange Corporation ("ITEC"). Like-kind exchange proceeds are not considered material to the Company's financial condition and results of operations.

Note 2 – Reserves for Claims

Transactions in the reserves for claims for the three-month period ended March 31, 2017 and the year ended December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016
Balance, beginning of period	$35,305,000	$37,788,000
Provision, charged to operations	719,397	242,953
Payments of claims, net of recoveries	(579,397)	(2,725,953)
Ending balance	$35,445,000	$35,305,000

The total reserve for all reported and unreported losses the Company incurred through March 31, 2017 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2017. Management continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	March 31, 2017%		December 31, 2016%
Known title claims	$4,554,599	12.8	$4,405,343	12.5
IBNR	30,890,401	87.2	30,899,657	87.5
Total loss reserves	$35,445,000	100.0	$35,305,000	100.0

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

Note 3 – Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; and (b) the amount of compensation cost, if any, for future services that the Company has not yet recognized, are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,
	2017	2016
Net income attributable to the Company	$4,476,055	$1,814,040
Weighted average common shares outstanding – Basic	1,885,587	1,934,318
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	9,251	6,645
Weighted average common shares outstanding – Diluted	1,894,838	1,940,963
Basic earnings per common share	$2.37	$0.94
Diluted earnings per common share	$2.36	$0.93

There were no potential shares excluded from the computation of diluted earnings per share for the three-month periods ended March 31, 2017 and 2016.

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

As of March 31, 2017, the only outstanding awards under the plans were SARs expiring in seven years from the date of grant, all of which vest and are exercisable within one year of the date of grant. All SARs issued to date have been share-settled only.

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	22,000	$57.04	3.93	$945,055
SARs granted	4,500	93.87
SARs exercised	(2,000)	32.00
Outstanding as of December 31, 2016	24,500	$65.85	3.85	$836,640
SARs granted	—	—
SARs exercised	(2,500)	33.31
Outstanding as of March 31, 2017	22,000	$69.55	4.00	$1,949,215

Exercisable as of March 31, 2017	22,000	$69.55	4.00	$1,949,215

There was approximately $32,000 and $35,000 of compensation expense relating to SARs or options vesting on or before March 31, 2017 and 2016, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of March 31, 2017, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$35,911,412	$1,683,563	$(993,716)	$36,601,259
Investment income	1,022,341	132,585	(58,335)	1,096,591
Net realized gain on investments	63,307	40,032	—	103,339
Total revenues	$36,997,060	$1,856,180	$(1,052,051)	$37,801,189
Operating expenses	30,508,997	1,817,307	(976,295)	31,350,009
Income before income taxes	$6,488,063	$38,873	$(75,756)	$6,451,180
Total assets	$184,769,855	$48,441,876	$—	$233,211,731

Three Months Ended March 31, 2016	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$22,391,723	$1,572,155	$(402,697)	$23,561,181
Investment income	1,054,786	142,893	(46,668)	1,151,011
Net realized gain on investments	93,929	55,901	—	149,830
Total revenues	$23,540,438	$1,770,949	$(449,365)	$24,862,022
Operating expenses	21,096,917	1,566,921	(385,277)	22,278,561
Income before income taxes	$2,443,521	$204,028	$(64,088)	$2,583,461
Total assets	$159,904,411	$47,437,179	$—	$207,341,590

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $9,468,000 and $8,487,000 as of March 31, 2017 and December 31, 2016, respectively. The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets. The following sets forth the net periodic benefits cost for the executive benefits for the periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Service cost – benefits earned during the year	$—	$2,545
Interest cost on the projected benefit obligation	9,217	8,781
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized losses	2,153	2,235
Net periodic benefits costs	$11,370	$13,561

Note 6 – Investments and Estimated Fair Value

Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

As of March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$27,056,802	$439,524	$215,696	$27,280,630
Special revenue issuer obligations of U.S. states, territories and political subdivisions	57,270,359	1,654,495	571,374	58,353,480
Corporate debt securities	12,229,991	518,698	—	12,748,689
Total	$96,557,152	$2,612,717	$787,070	$98,382,799
Equity securities, available-for-sale, at fair value:
Common stocks	$25,203,870	$17,927,424	$62,861	$43,068,433
Total	$25,203,870	$17,927,424	$62,861	$43,068,433
Short-term investments:
Money market funds and certificates of deposit	$13,635,465	$—	$—	$13,635,465
Total	$13,635,465	$—	$—	$13,635,465

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$29,374,774	$440,628	$298,533	$29,516,869
Special revenue issuer obligations of U.S. states, territories and political subdivisions	57,459,818	1,619,444	502,135	58,577,127
Corporate debt securities	13,327,765	512,316	—	13,840,081
Total	$100,162,357	$2,572,388	$800,668	$101,934,077
Equity securities, available-for-sale, at fair value:
Common stocks and nonredeemable preferred stocks	$24,836,032	$16,392,210	$48,983	$41,179,259
Total	$24,836,032	$16,392,210	$48,983	$41,179,259
Short-term investments:
Money market funds and certificates of deposit	$6,558,840	$—	$—	$6,558,840
Total	$6,558,840	$—	$—	$6,558,840

The special revenue category for both periods presented includes approximately 60 individual bonds with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at March 31, 2017 were as follows:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$15,510,532	$15,619,962
Due after one year through five years	25,318,351	26,050,476
Due five years through ten years	52,209,450	52,767,651
Due after ten years	3,518,819	3,944,710
Total	$96,557,152	$98,382,799

Gross realized gains and losses on sales of investments for the three-month periods ended March 31 are summarized as follows:

	2017	2016
Gross realized gains from securities:
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$139	$160
Common stocks and nonredeemable preferred stocks	90,466	227,960
Auction rate securities	—	74,996
Total	$90,605	$303,116
Gross realized losses from securities:
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$(99)	$(85)
Common stocks and nonredeemable preferred stocks	—	(116,952)
Other-than-temporary impairment of securities	—	(42,794)
Total	$(99)	$(159,831)
Net realized gain from securities	$90,506	$143,285
Net realized gain on other investments:
Gains on other investments	$12,833	$6,545
Total	$12,833	$6,545
Net realized gain on investments	$103,339	$149,830

Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
As of March 31, 2017	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$10,784,520	$(215,696)	$—	$—	$10,784,520	$(215,696)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	19,552,843	(571,374)	—	—	19,552,843	(571,374)
Total fixed income securities	$30,337,363	$(787,070)	$—	$—	$30,337,363	$(787,070)
Equity securities	$1,117,077	$(62,861)	$—	$—	$1,117,077	$(62,861)
Total temporarily impaired securities	$31,454,440	$(849,931)	$—	$—	$31,454,440	$(849,931)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2016	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$13,884,808	$(298,533)	$—	$—	$13,884,808	$(298,533)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	16,161,906	(502,135)	—	—	16,161,906	(502,135)
Total fixed income securities	$30,046,714	$(800,668)	$—	$—	$30,046,714	$(800,668)
Equity securities	$380,400	$(48,983)	$—	$—	$380,400	$(48,983)
Total temporarily impaired securities	$30,427,114	$(849,651)	$—	$—	$30,427,114	$(849,651)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 40 and 36 securities had unrealized losses at March 31, 2017 and December 31, 2016, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded no other-than-temporary impairment charges for debt and equity investments for the three-month period ended March 31, 2017 and $42,794 for the three-month period ended March 31, 2016. Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

Variable Interest Entities

The Company holds investments in VIEs that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of March 31, 2017:

Type of Investment	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$846,228	$1,137,346	$1,325,000
Real estate LLCs or LPs	Other investments	4,812,037	5,677,547	7,400,000
Small business investment LPs	Other investments	3,104,944	3,277,637	9,400,000
Total		$8,763,209	$10,092,530	$18,125,000

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds. Estimated fair value is principally based on market values obtained from a third party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of March 31, 2017 and December 31, 2016, the Company did not adjust any Level 2 fair values.

A number of the Company’s investment grade corporate bonds are frequently traded in active markets, and trading prices are consequently available for these securities. However, these securities are classified as Level 2 because the pricing service from which the Company has obtained estimated fair values for these instruments uses valuation models which use observable market inputs in addition to trading prices. Substantially all of the input assumptions used in the service’s model are observable in the marketplace or can be derived or supported by observable market data.

The Company did not hold any Level 3 category debt or equity investment securities as of March 31, 2017 or December 31, 2016.

The following table presents, by level, the financial assets carried at estimated fair value measured on a recurring basis as of March 31, 2017 and December 31, 2016. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value.

As of March 31, 2017	Level 1	Level 2	Level 3	Total
Short-term investments	$13,635,465	$—	$—	$13,635,465
Equity securities:
Common stock	43,068,433	—	—	43,068,433
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	85,634,110	—	85,634,110
Corporate debt securities*	—	12,748,689	—	12,748,689
Total	$56,703,898	$98,382,799	$—	$155,086,697

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Short-term investments	$6,558,840	$—	$—	$6,558,840
Equity securities:
Common stock	41,179,259	—	—	41,179,259
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	88,093,996	—	88,093,996
Corporate debt securities*	—	13,840,081	—	13,840,081
Total	$47,738,099	$101,934,077	$—	$149,672,176
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

The carrying amounts and estimated fair values of other financial instruments (see previous table for investments carried at estimated fair value) as of March 31, 2017 and December 31, 2016 are presented in the following table:

As of March 31, 2017	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$25,718,050	$25,718,050	$25,718,050	$—	$—
Cost-basis investments	4,894,951	5,341,173	—	—	5,341,173
Accrued interest and dividends	1,336,998	1,336,998	1,336,998	—	—
Total	$31,949,999	$32,396,221	$27,055,048	$—	$5,341,173

As of December 31, 2016	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$27,928,472	$27,928,472	$27,928,472	$—	$—
Cost-basis investments	4,244,402	4,497,665	—	—	4,497,665
Accrued interest and dividends	1,035,152	1,035,152	1,035,152	—	—
Total	$33,208,026	$33,461,289	$28,963,624	$—	$4,497,665

Certain cost-basis investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than-temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of March 31, 2017 and December 31, 2016. There were no impairments of such investments made during the three-month period ended March 31, 2017 or the twelve-month period ended December 31, 2016.

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $186,086,000 and $202,184,000 as of March 31, 2017 and December 31, 2016, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of March 31, 2017	As of December 31, 2016
Consolidated Balance Sheets
Other investments	$5,688,000	$6,437,000
Premiums and fees receivable	$746,000	$56,000

Financial Statement Classification,	For the Three Months Ended March 31,
Consolidated Statements of Income	2017	2016
Net premiums written	$3,558,000	$2,743,000
Other income	$272,000	$126,000
Commissions to agents	$2,404,000	$1,848,000

9. Business Combinations, Intangible Assets and Goodwill

Business Combinations

In October 2016, National Investors Holdings, LLC ("NIH"), a subsidiary of the Company, acquired all of the outstanding shares of University Title Company (“University”), a title insurance agency doing business in Texas. NIH paid $10 million plus a $918,000 adjustment for University’s net cash position at closing to the shareholders of University. The acquisition was partially financed with loan proceeds from a Business/Commercial Loan Agreement and related Promissory Note (collectively, the “Loan Agreement”) with a bank, pursuant to which the bank loaned the Company the principal amount of $6 million. The Company paid off all amounts due under the Loan Agreement in December 2016, and therefore has no liabilities related to the Loan Agreement at December 31, 2016.

In April 2012, ITIC purchased a 70% ownership interest in United Title Agency Co., LLC (“United”) for a purchase price of $1,041,250. In May 2014, ITIC purchased the remaining 30% interest in United for an additional $515,275, making United a wholly owned subsidiary of ITIC. United is a title insurance agency doing business in Michigan.

Intangible Assets

The Company recognized the required identifiable intangible assets of University and United.  The fair values of intangible assets, all Level 3 inputs, are principally based on values obtained from a third party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired at March 31, 2017.

Identifiable intangible assets consist of the following as of March 31, 2017 and December 31, 2016:

Year Ended:	2017	2016
Referral relationships	$6,416,215	$6,416,215
Non-complete agreements	1,405,685	1,405,685
Tradename	560,000	560,000
Total	8,381,900	8,381,900
Accumulated amortization	(708,698)	(475,110)
Identifiable intangible assets, net	$7,673,202	$7,906,790

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended:
2017	$665,763
2018	642,253
2019	568,920
2020	568,920
2021	561,587
Thereafter	4,665,759
Total	$7,673,202

Goodwill and Title Plant

The Company recognized $4,349,851 in goodwill and $690,000 in a title plant as the result of the University acquisition.  The title plant is included with prepaid expenses and other assets in the Consolidated Balance Sheets. The fair values of goodwill and the title plant, both Level 3 inputs, are principally based on values obtained from a third party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amounts may not be recoverable, and therefore determined that goodwill and the title plant were not impaired at March 31, 2017.

Note 10 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,870,647	$(109,200)	$11,761,447
Other comprehensive income before reclassifications	1,097,191	—	1,097,191
Amounts reclassified from accumulated other comprehensive income	(58,941)	1,422	(57,519)
Net current-period other comprehensive income	1,038,250	1,422	1,039,672
Ending balance	$12,908,897	$(107,778)	$12,801,119

Three Months Ended March 31, 2016	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,597,741	$(114,726)	$11,483,015
Other comprehensive income before reclassifications	792,939	—	792,939
Amounts reclassified from accumulated other comprehensive income	(93,093)	1,475	(91,618)
Net current-period other comprehensive income	699,846	1,475	701,321
Ending balance	$12,297,587	$(113,251)	$12,184,336

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$90,506
Other-than-temporary impairments	—
Total	$90,506	Net realized gain on investments
Tax	(31,565)	Provision for Income Taxes
Net of Tax	$58,941
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(2,153)
Total	$(2,153)	(a)
Tax	731	Provision for Income Taxes
Net of Tax	$(1,422)
Reclassifications for the period	$57,519

Three Months Ended March 31, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$186,079
Other-than-temporary impairments	(42,794)
Total	$143,285	Net realized gain on investments
Tax	(50,192)	Provision for Income Taxes
Net of Tax	$93,093
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(2,235)
Total	$(2,235)	(a)
Tax	760	Provision for Income Taxes
Net of Tax	$(1,475)
Reclassifications for the period	$91,618

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's Annual Report on Form 10-K for the year ended December 31, 2016 should be read in conjunction with the following discussion since it contains information which is important for evaluating the Company's operating results and financial condition. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual results may vary.

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 95.8% of the Company's revenues for the three-month period ended March 31, 2017. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

Title insurance policies for mortgage lenders and real estate owners are the two basic types of policies.  A lender often requires the property owner to purchase a lender’s title insurance policy to protect its position as a holder of a mortgage loan, but the lender’s title insurance policy does not protect the property owner.  The property owner has to purchase a separate owner’s title insurance policy to protect its investment.  When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property.  If a covered claim is made against real property, title insurance provides indemnification against insured defects.
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

Business Trends and Recent Conditions
The housing market is heavily influenced by overall economic conditions and government policies.  Prior initiatives undertaken by various governmental agencies were taken to ease barriers to home ownership and to provide guidance on the Federal Reserve's monetary policy. Regulatory changes and reform of government-sponsored entities could impact lending standards or the processes and procedures used by the Company. The current real estate environment, including interest rates and general economic activity, typically influence the demand for real estate.  Any of these factors would likely impact the Company's results of operations.
Initiatives
In efforts to provide transparency, the Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. The FOMC has voted twice more to increase the federal funds rate, at the December 2016 meeting to a target range between 0.50% and 0.75%, and again at the March 2017 meeting to a target range between 0.75% and 1.00%. Any future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and 2.0% inflation. The FOMC anticipates future economic conditions to evolve in ways that will warrant gradual increases, and that for some time, the federal funds rate is expected to be below long range levels.
On October 20, 2014, the Federal Housing Finance Agency ("FHFA"), which regulates the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), announced that Fannie Mae and Freddie Mac were negotiating guidelines with mortgage lenders that once completed, resulted in less strict lending requirements and lower barriers to mortgage loans for borrowers who are seeking access to home loans. The FHFA noted in its announcement that it intended to clarify the rules that allow Fannie Mae and Freddie Mac to require mortgage lenders to repurchase troubled loans. The FHFA also sought to increase the supply of credit available, particularly to creditworthy lower and middle-income families, by collaborating with mortgage lenders to provide guidelines for mortgage loans with down payments as low as 3.0%. In December 2014, both Fannie Mae and Freddie Mac officially approved 97.0% loan-to-value products (3.0% down payment mortgages). The Fannie Mae program is targeted to first-time home buyers and became available to lenders in December 2014. The Freddie Mac program became available to lenders on March 23, 2015 and is available to both first-time home buyers and other qualified borrowers with limited down payment savings.
In an effort to expand home ownership for lower-income buyers, the Federal Housing Authority (“FHA”) announced in January 2015 that it would cut its rates on mortgage insurance premiums. Mortgage insurance premium rates for 30-year FHA insured mortgages with less than a 5.0% down payment decreased from 1.35% to 0.85%. Mortgage insurance premium rates for 30-year FHA insured mortgages with more than a 5.0% down payment decreased from 1.30% to 0.80%. The new rates took effect on January 26, 2015 and do not apply to borrowers with existing mortgages, unless refinanced, or to 15-year mortgages.
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

On August 15, 2016, the Consumer Financial Protection Bureau (“CFPB”) proposed various amendments to federal mortgage disclosure requirements under the Real Estate Settlement Procedures Act and the Truth in Lending Act that are implemented in Regulation Z.  The proposed amendments would reinforce the CFPB’s informal guidance on various issues and include clarifications and technical amendments.  The CFPB also proposed changes that would create tolerances for the total of payments; adjust a partial exemption that mainly affects housing finance agencies and nonprofits; provide a uniform rule regarding application of the integrated mortgage disclosure requirements to cooperative units; and provide guidance on sharing the disclosures with various parties involved in the mortgage origination process. The final rules are expected to be released in the latter half of 2017. The proposed rules, if adopted, are not expected to have a material impact on the Company.
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
In recent months, both the President and certain members of Congress have questioned the CFPB's constitutionality and have indicated a desire for reform. The timing and results of reform are currently unknown; however, any changes to the CFPB could affect the Company and its results of operations.
Real Estate Environment
Overall, the economy is expanding and there has been a steady reduction in unemployment in recent years. The Mortgage Bankers Association's (“MBA”) March 2017 Economic and Mortgage Finance Commentary predicts 2017 overall growth in the gross domestic product of approximately 2.1% with continued improvement in the employment rate as the economy adds approximately 150,000 jobs per month. As the economy continues to improve, higher inflation will likely ensue, leading to higher interest rates. The MBA projects that the FOMC will raise the federal funds rate two more times during 2017.
The MBA March 15, 2017 Mortgage Finance Forecast (“MBA Forecast”) projects 2017 purchase activity to increase 11.5% to $1,104 billion and refinance activity to decrease 45.0% to $496 billion, resulting in a decrease in total mortgage originations of 15.4% to $1,600 billion, all from 2016 levels. In 2016, purchase activity accounted for 52.4% of all mortgage originations and is projected to represent 69.0% of all mortgage originations in 2017.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 4.2% and 3.7% for the three-month periods ended March 31, 2017 and 2016, respectively. Per the MBA Forecast, refinancing is expected to be lower in 2017 as mortgage interest rates are projected to climb to 4.7% in the fourth quarter of 2017.
Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Acquisition of University Title
In October 2016, National Investors Holdings, LLC ("NIH"), a subsidiary of the Company, acquired all of the outstanding shares of University Title Company (“University”), a title insurance agency doing business in Texas. NIH paid $10 million plus a $918,000 adjustment for University’s net cash position at closing to the shareholders of University. The acquisition was partially financed with loan proceeds from a Business/Commercial Loan Agreement and related Promissory Note (collectively, the “Loan Agreement”) with a bank, pursuant to which the bank loaned the Company the principal amount of $6 million. The Company paid off all amounts due under the Loan Agreement in December 2016, and therefore has no liabilities related to the Loan Agreement as of December 31, 2016.

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three-month period ended March 31, 2017, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.

Results of Operations

The following table presents certain income statement data for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Revenues:
Net premiums written	$33,641,564	$21,508,997
Investment income – interest and dividends	1,096,591	1,151,011
Net realized gain on investments	103,339	149,830
Other	2,959,695	2,052,184
Total Revenues	37,801,189	24,862,022

Operating Expenses:
Commissions to agents	16,331,110	11,532,882
Provision for claims	719,397	15,959
Salaries, employee benefits and payroll taxes	9,902,271	7,471,951
Office occupancy and operations	1,939,055	1,493,860
Business development	612,947	480,390
Filing fees, franchise and local taxes	153,556	230,054
Premium and retaliatory taxes	645,385	311,831
Professional and contract labor fees	439,176	538,653
Other	607,112	202,981
Total Operating Expenses	31,350,009	22,278,561

Income before Income Taxes	6,451,180	2,583,461

Provision for Income Taxes	1,985,000	779,000

Net Income Attributable to the Company	$4,476,055	$1,814,040
Insurance and Other Services Revenues

Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income and exchange services income. Investment income and realized investment gains and losses are not included in insurance and other services revenues and are discussed separately under “Investment Related Revenues” below.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	%	2016	%
Home and Branch	$9,463,769	28.1%	$5,477,657	25.5%
Agency	24,177,795	71.9%	16,031,340	74.5%
Total	$33,641,564	100.0%	$21,508,997	100.0%

Home and Branch Office Net Premiums: In the Company's home and branch operations, the Company issues the title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 72.8% for the three months ended March 31, 2017, respectively, compared with the prior year period. The increase for the three months ended March 31, 2017 is primarily attributable to revised premium rates filed in North Carolina, growth in transaction volume stemming from higher levels of home sales and average real estate values, with the mix more heavily weighted toward higher-margin purchase transactions.

During the quarter ended March 31, 2016, the North Carolina Title Insurance Rating Bureau, which establishes premium rates for title insurance in North Carolina, and of which Investors Title Insurance Company is a member, filed updated premium rates that took effect on April 1, 2016.  The revised rates positively impacted Company premiums by approximately $1,660,000 for the three-month period ended March 31, 2017, with the majority of those premiums being written through the Company's home and branch offices.

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

Agency net premiums written increased 50.8% for the three months ended March 31, 2017, respectively, compared with the prior year period. The increase for the three-month period ended March 31, 2017 was primarily attributable to the addition of new title insurance agents in the Company's Texas and southeast markets, higher levels of real estate activity from existing agents and overall higher home prices.

Following is a schedule of net premiums written for the three months ended March 31, 2017 and 2016 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently write insurance:

	Three Months Ended March 31,
State	2017	2016
North Carolina	$12,427,079	$7,320,753
Texas	7,297,340	4,453,618
South Carolina	3,552,794	2,553,741
Georgia	2,740,940	1,878,696
Virginia	1,497,458	1,255,912
All Others	6,182,404	4,037,679
Premiums	33,698,015	21,500,399
Reinsurance Assumed	—	—
Reinsurance Ceded	(56,451)	8,598
Net Premiums Written	$33,641,564	$21,508,997

Other Revenues

Other revenues primarily include other fee income, trust income, management services income, exchange services income, state tax credit income and income related to the Company’s equity method investments. Other revenues were $2,959,695 for the three months ended March 31, 2017, compared with $2,052,184 for the same prior year period. The increase for the three-month period ended March 31, 2017 primarily related to increases in revenue from title fees and earnings of unconsolidated affiliates.

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
Investment income was $1,096,591 for the three months ended March 31, 2017, compared with $1,151,011 for the same prior year period. The decrease in investment income for the three months ended March 31, 2017 was primarily due to a lower level of investments in fixed income securities.

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
The net realized gain on investments was $103,339 for the three months ended March 31, 2017, compared with $149,830 for the same prior year period. The net realized gain on investments for the three months ended March 31, 2017 did not include any impairment charges. The net realized gain on investments for the three months ended March 31, 2016 includes impairment charges of $42,794 on certain investments and other assets that were deemed to be other-than-temporarily impaired, offset by a net realized gain on the sales of investments and other assets of $192,624. Management believes unrealized losses on remaining fixed income and equity securities at March 31, 2017 are temporary in nature.

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

Expenses

The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, office occupancy and operations and the provision for claims. Operating expenses increased 40.7% for the three months ended March 31, 2017, compared with the same prior year period. The increase in the three-month period ended March 31, 2017 is primarily due to increases in commissions and salaries, employee benefits and payroll taxes.

Following is a summary of the Company's operating expenses for the three months ended March 31, 2017 and 2016. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended March 31,
	2017	%	2016	%
Title Insurance	$29,555,492	94.3%	$20,723,977	93.0%
All Other	1,794,517	5.7%	1,554,584	7.0%
Total	$31,350,009	100.0%	$22,278,561	100.0%

On a combined basis, after-tax profit margins were 11.8% for the three months ended March 31, 2017, and 7.3% for the three months ended March 31, 2016. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Total Company
Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees. Salaries, employee benefits and payroll taxes were $9,902,271 for the three months ended March 31, 2017, compared with $7,471,951 for the same prior year period. On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 26.2% for the three months ended March 31, 2017, compared with 30.1% for the same prior year period. The increases in payroll expenses for the three months ended March 31, 2017 primarily relate increases in salaries, benefits and payroll expenses associated with Texas title agency University Title, which was acquired in the fourth quarter of 2016, higher levels of incentive compensation and inflationary increases.

Office Occupancy and Operations: Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Office occupancy and operations expenses were $1,939,055 for the three months ended March 31, 2017, compared with $1,493,860 for the same prior year period. The increases in expenses in 2017 primarily related to increases in office equipment and facilities.

Business Development: Business development expenses primarily include marketing and travel-related expenses. Business development expenses were $612,947 for the three months ended March 31, 2017, compared with $480,390 for the same prior year period. The increases for the three months ended March 31, 2017 primarily related to increases in marketing and travel expenses.

Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes. Filing fees, franchise and local tax expenses were $153,556 for the three months ended March 31, 2017, compared with $230,054 for the same prior year period.

Professional and Contract Labor Fees: Professional and contract labor fees were $439,176 for the three months ended March 31, 2017, compared with $538,653 for the same prior year period. The decrease for the three-month period ended March 31, 2017 was primarily attributable to a decrease in legal fees and other professional fees.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment. These amounts typically fluctuate in relation to transaction volume of the title segment and the trust division. Other expenses were $607,112 for the three months ended March 31, 2017, compared with $202,981 for the same prior year period. The increase for the three-month period ended March 31, 2017 was primarily attributable to an increase in amortization of intangible assets attributable to University Title and miscellaneous title expenses.

Title Insurance
Commissions: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 41.6% for the three months ended March 31, 2017, compared with the same prior year period. Commission expense for the three months ended March 31, 2017 moved primarily commensurate with agent premium volume. Commission rates vary by market due to local practice, competition and state regulations. Commission expense as a percentage of net premiums written by agents was 67.5% for the three months ended March 31, 2017, compared with 71.9% for the same prior year period. The decrease in commission expense as a percentage of net premiums written by agents was primarily related to changes in geographic mix and the elimination of intercompany commissions for affiliated agents upon consolidation.

Provision for Claims: The provision for claims as a percentage of net premiums written was 2.1% for the three months ended March 31, 2017, compared with 0.1% for the same prior year period. The change in the provision for claims in the current period compared with the same prior year period primarily related to favorable claims experience in the prior year period.

The increase in the loss provision rate for the three-month period ended March 31, 2017 from the 2016 level resulted in approximately $694,000 more in reserves than would have been recorded at the lower 2016 level. Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which is actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $579,397 and $406,959 for the three-month periods ended March 31, 2017 and 2016, respectively.

Reserves for Claims:  At March 31, 2017, the total reserve for claims was $35,445,000. Of that total, approximately $4,555,000 was reserved for specific claims, and approximately $30,890,000 was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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
Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium and retaliatory tax rates vary from state to state; accordingly, the total premium and retaliatory tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.9% for the three months ended March 31, 2017, compared with 1.4% for the same prior year period.

Income Taxes

The provision for income taxes was $1,985,000 for the three months ended March 31, 2017, compared with $779,000 for the same prior year period. Income tax expense as a percentage of earnings before income taxes was 30.8% for the three months ended March 31, 2017, compared with 30.2% for the same prior year period. The effective income tax rate for both 2017 and 2016 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through March 31, 2017 will be realized. However, this judgment could be impacted by further market fluctuations.

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
Cash Flows: Net cash flows provided by operating activities were $2,407,245 and $1,544,949 for the three-month periods ended March 31, 2017 and 2016, respectively. Cash flows from operating activities increased in 2017 from 2016, primarily due to an increase in net income, the timing of payable disbursements and an increase in income taxes payable, partially offset by an increase in other assets and a benefit for deferred taxes.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the payment of dividends. In 2017, the Company had higher levels of investment purchase activity and purchases of property, partially offset by lower levels of proceeds from investing activities and repurchases of common stock compared with the prior year period.

The Company maintains a high degree of liquidity within its investment portfolio, classified as available-for-sale, in the form of cash, short-term investments and other readily marketable securities. As of March 31, 2017, the Company held cash and cash equivalents of $25,718,050, short-term investments of $13,635,465, fixed maturity securities of $98,382,799 and equity securities of $43,068,433. The net effect of all activities on total cash and cash equivalents was a decrease of $2,210,422 in 2017.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of March 31, 2017, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

While state regulations and the need to cover risks may set a minimum level for capital requirements, other factors necessitate maintaining capital resources in excess of the required minimum amounts. For instance, the Company’s capital resources help it maintain high ratings from insurance company rating agencies. Superior ratings strengthen the Company's ability to compete with larger, well known title insurers with national footprints.

A strong financial position provides necessary flexibility to fund potential acquisition activity, to invest in the Company's core business, and to minimize the financial impact of potential adverse developments. Adverse developments that generally require additional capital include adverse financial results, changes in statutory accounting requirements by regulators, reserve charges, investment losses or costs incurred to adapt to a changing regulatory environment, including costs related to CFPB regulation of the real estate industry.

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

Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company has purchased 70 shares for the three-month period ended March 31, 2017 and 18,795 for the same period in 2016 at an average per share price of $128.37 and $86.55, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.
Capital Expenditures: Capital Expenditures were approximately $1,064,000 for three-month period ended March 31, 2017. In 2017, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $186,086,000 and $202,184,000 as of March 31, 2017 and December 31, 2016, respectively. These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider the possibility that actual results may differ materially from our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks.

No material changes in the Company’s market risk or market strategy occurred during the quarter ended March 31, 2017.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1.

Item 1a.    Risk Factors

There have been no material changes in risks previously disclosed under Item 1a. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended March 31, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				429,777
January 2017	70	$128.37	70	429,707
February 2017	—	$—	—	429,707
March 2017	—	$—	—	429,707
Total:	70	$128.37	70	429,707

For the quarter ended March 31, 2017, the Company purchased an aggregate of 70 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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
James A. Fine, Jr., President, Treasurer, Chief
Financial Officer, Chief Accounting Officer and
Director (Principal Financial Officer and
Principal Accounting Officer)

Dated:  May 8, 2017