Form 10-Q
period 2017-06-30
INVESTORS TITLE CO
filed 2017-08-08
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of July 18, 2017, there were 1,887,256 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2017 and December 31, 2016
(Unaudited)

	June 30, 2017	December 31, 2016
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: June 30, 2017: $90,285,225; December 31, 2016: $100,162,357)	$93,049,522	$101,934,077
Equity securities, available-for-sale, at fair value (cost: June 30, 2017: $25,323,290; December 31, 2016: $24,836,032)	43,562,703	41,179,259
Short-term investments	17,845,956	6,558,840
Other investments	11,427,988	11,181,531
Total investments	165,886,169	160,853,707

Cash and cash equivalents	29,068,106	27,928,472
Premium and fees receivable	9,701,506	8,654,161
Accrued interest and dividends	912,316	1,035,152
Prepaid expenses and other assets	9,489,454	9,456,523
Property, net	10,018,368	8,753,466
Goodwill and other intangible assets	11,789,465	12,256,641
Current income taxes receivable	1,088,787	—
Total Assets	$237,954,171	$228,938,122

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$34,141,000	$35,305,000
Accounts payable and accrued liabilities	24,322,986	26,146,480
Current income taxes payable	—	1,232,432
Deferred income taxes, net	13,259,875	11,118,256
Total liabilities	71,723,861	73,802,168

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000,000 authorized shares; 1,887,256 and 1,884,283 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively, excluding in each period 291,676 shares of common stock held by the Company's subsidiary)	1	1
Retained earnings	152,482,193	143,283,621
Accumulated other comprehensive income	13,668,275	11,761,447
Total stockholders’ equity attributable to the Company	166,150,469	155,045,069
Noncontrolling interests	79,841	90,885
Total stockholders' equity	166,230,310	155,135,954
Total Liabilities and Stockholders’ Equity	$237,954,171	$228,938,122

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net premiums written	$33,450,241	$29,686,120	$65,748,900	$51,051,450
Investment income – interest and dividends	1,113,989	1,167,005	2,210,580	2,318,016
Net realized gain (loss) on investments	82,841	(14,828)	186,180	135,002
Other	5,484,651	2,989,414	9,787,251	5,185,265
Total Revenues	40,131,722	33,827,711	77,932,911	58,689,733

Operating Expenses:
Commissions to agents	16,597,590	15,674,346	32,928,700	27,207,228
Provision for claims	140,827	647,912	860,224	663,871
Salaries, employee benefits and payroll taxes	9,741,975	7,173,198	19,644,246	14,645,149
Office occupancy and operations	2,197,250	1,535,902	4,136,305	3,029,762
Business development	734,158	606,258	1,347,105	1,086,648
Filing fees, franchise and local taxes	578,008	267,103	731,564	497,157
Premium and retaliatory taxes	600,440	574,249	1,245,825	886,080
Professional and contract labor fees	488,464	537,446	927,640	1,076,099
Other	706,987	269,250	1,314,099	472,231
Total Operating Expenses	31,785,699	27,285,664	63,135,708	49,564,225

Income before Income Taxes	8,346,023	6,542,047	14,797,203	9,125,508

Provision for Income Taxes	2,672,000	2,012,000	4,657,000	2,791,000

Net Income	5,674,023	4,530,047	10,140,203	6,334,508

Net Loss (Gain) Attributable to Noncontrolling Interests	1,169	(667)	11,044	8,912

Net Income Attributable to the Company	$5,675,192	$4,529,380	$10,151,247	$6,343,420

Basic Earnings per Common Share	$3.01	$2.36	$5.38	$3.29

Weighted Average Shares Outstanding – Basic	1,886,735	1,923,213	1,886,161	1,928,766

Diluted Earnings per Common Share	$2.99	$2.35	$5.35	$3.28

Weighted Average Shares Outstanding – Diluted	1,896,581	1,928,625	1,895,840	1,935,325

Cash Dividends Paid per Common Share	$0.35	$0.16	$0.55	$0.32

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$5,674,023	$4,530,047	$10,140,203	$6,334,508
Other comprehensive income, before tax:
Amortization of unrecognized loss	2,153	2,235	4,306	4,470
Unrealized gains on investments arising during the period	1,395,943	3,075,089	3,062,090	4,287,614
Reclassification adjustment for sales of securities included in net income	(82,444)	(53,513)	(172,950)	(239,592)
Reclassification adjustment for write-downs of securities included in net income	—	72,444	—	115,238
Other comprehensive income, before tax	1,315,652	3,096,255	2,893,446	4,167,730
Income tax expense related to postretirement health benefits	731	760	1,462	1,520
Income tax expense related to unrealized gains on investments arising during the period	475,835	1,053,982	1,044,791	1,473,568
Income tax benefit related to reclassification adjustment for sales of securities included in net income	(28,070)	(18,372)	(59,635)	(83,232)
Income tax expense related to reclassification adjustment for write-downs of securities included in net income	—	24,677	—	39,345
Net income tax expense on other comprehensive income	448,496	1,061,047	986,618	1,431,201
Other comprehensive income	867,156	2,035,208	1,906,828	2,736,529
Comprehensive Income	$6,541,179	$6,565,255	$12,047,031	$9,071,037
Comprehensive loss (gain) attributable to noncontrolling interests	1,169	(667)	11,044	8,912
Comprehensive Income Attributable to the Company	$6,542,348	$6,564,588	$12,058,075	$9,079,949

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2016	1,949,797	$1	$131,186,866	$11,483,015	$107,198	$142,777,080
Net income attributable to the Company			6,343,420			6,343,420
Dividends paid ($0.32 per share)			(616,677)			(616,677)
Repurchases of common stock	(34,870)		(3,134,126)			(3,134,126)
Exercise of stock appreciation rights	1,289		(200)			(200)
Share-based compensation expense related to stock appreciation rights			67,401			67,401
Amortization related to postretirement health benefits				2,950		2,950
Net unrealized gain on investments				2,733,579		2,733,579
Net loss attributable to noncontrolling interests					(8,912)	(8,912)
Purchase of noncontrolling interest of subsidiary					(8,647)	(8,647)
Additional paid-in capital from purchase of noncontrolling interest of subsidiary			(496)			(496)
Income tax benefit from share-based compensation			32,292			32,292
Balance, June 30, 2016	1,916,216	$1	$133,878,480	$14,219,544	$89,639	$148,187,664

Balance, January 1, 2017	1,884,283	$1	$143,283,621	$11,761,447	$90,885	$155,135,954
Net income attributable to the Company			10,151,247			10,151,247
Dividends paid ($0.55 per share)			(1,037,619)			(1,037,619)
Repurchases of common stock	(70)		(8,986)			(8,986)
Exercise of stock appreciation rights	3,043		(737)			(737)
Share-based compensation expense related to stock appreciation rights			94,667			94,667
Amortization related to postretirement health benefits				2,844		2,844
Net unrealized gain on investments				1,903,984		1,903,984
Net loss attributable to noncontrolling interests					(11,044)	(11,044)
Balance, June 30, 2017	1,887,256	$1	$152,482,193	$13,668,275	$79,841	$166,230,310

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$10,140,203	$6,334,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	690,447	701,215
Amortization of investments, net	387,172	408,010
Amortization related to postretirement benefits obligation	4,306	4,470
Amortization of other intangible assets, net	467,175	—
Share-based compensation expense related to stock appreciation rights	94,667	67,401
Excess tax benefits related to exercise of stock appreciation rights	142,280	32,292
Net (gain) loss on disposals of property	(12,767)	9,314
Net realized gain on investments	(186,180)	(135,002)
Net earnings from other investments	(784,290)	(463,829)
Provision for claims	860,224	663,871
Provision for deferred income taxes	1,155,000	2,638,000
Changes in assets and liabilities:
(Increase) decrease in receivables	(1,047,345)	364,744
Decrease in other assets	89,905	4,826,648
Increase in current income taxes recoverable	(1,088,787)	(1,767,406)
Decrease in accounts payable and accrued liabilities	(1,823,494)	(6,649,591)
Decrease in current income taxes payable	(1,374,712)	(210,355)
Payments of claims, net of recoveries	(2,024,224)	(1,246,871)
Net cash provided by operating activities	5,689,580	5,577,419

Investing Activities
Purchases of available-for-sale securities	(1,414,330)	(11,310,308)
Purchases of short-term investments	(15,218,134)	(361,749)
Purchases of other investments	(987,250)	(922,855)
Purchase of noncontrolling interest of subsidiary	—	(9,143)
Proceeds from sales and maturities of available-for-sale securities	10,589,982	6,163,762
Proceeds from sales and maturities of short-term investments	3,931,018	4,561,853
Proceeds from sales and distributions of other investments	1,525,461	2,259,687
Proceeds from sales of other assets	13,230	10,649
Purchases of property	(1,964,281)	(1,419,392)
Proceeds from the sale of property	21,700	30,655
Net cash used in investing activities	(3,502,604)	(996,841)

Financing Activities
Repurchases of common stock	(8,986)	(3,134,126)
Exercise of stock appreciation rights	(737)	(200)
Dividends paid	(1,037,619)	(616,677)
Net cash used in financing activities	(1,047,342)	(3,751,003)

Net Increase in Cash and Cash Equivalents	1,139,634	829,575
Cash and Cash Equivalents, Beginning of Period	27,928,472	21,790,068
Cash and Cash Equivalents, End of Period	$29,068,106	$22,619,643

Consolidated Statements of Cash Flows, continued
	Six Months Ended June 30,
	2017	2016
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$5,833,800	$2,099,000
Non Cash Investing and Financing Activities:
Non cash net unrealized gain on investments, net of deferred tax provision of $(985,156) and $(1,429,681) for June 30, 2017 and 2016, respectively	$(1,903,984)	$(2,733,579)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2017
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Immaterial Classification Correction – In previous periods, certain commission revenue was improperly classified as net premiums written. Accordingly, the Consolidated Statements of Income have been corrected.  The correction resulted in a decrease to previously reported net premiums written and an increase to other revenues of $1,342,905 and $247,779 for the six-month periods ended June 30, 2017 and 2016, respectively.  The immaterial classification corrections had no impact to the Company’s financial position or results of operations as previously reported.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the ASU clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. None of these amendments would have an impact on the Company's financial position or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). ASU 2016-09 updated guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The update was effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company adopted this update on January 1, 2017 with no material impact on the Company's financial position or results of operations. All excess tax benefits and tax deficiencies are now recognized as income tax expense or benefit in the Consolidated Statements of Income. In addition, a reclassification was made on the Consolidated Statements of Cash Flows, as companies are now required to present excess tax benefits as an operating activity on the Consolidated Statements of Cash Flows rather than as a financing activity. The Company began recording all excess tax benefits and tax deficiencies as an income tax expense or benefit on a prospective basis. The amendments relating to the presentation of excess tax benefits within the Consolidated Statements of Cash Flows were adopted by the Company retrospectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update originally became effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 updated guidance to defer the effective date of the standard by one year. Early adoption is not permitted, although public entities are permitted to elect to adopt the amendments on the original effective date. Currently, the Company's only revenue streams potentially impacted by the issued accounting standard are like-kind exchange services revenue produced by the Company's subsidiary, Investors Title Exchange Corporation ("ITEC"), and certain management service fees generated by the Company's subsidiary, Investors Title Management Services, Inc. (“ITMS”). Neither like-kind exchange proceeds nor management service fees are material to the Company's financial condition and results of operations.

Note 2 – Reserves for Claims

Transactions in the reserves for claims for the six-month period ended June 30, 2017 and the year ended December 31, 2016 are summarized as follows:

	June 30, 2017	December 31, 2016
Balance, beginning of period	$35,305,000	$37,788,000
Provision, charged to operations	860,224	242,953
Payments of claims, net of recoveries	(2,024,224)	(2,725,953)
Ending balance	$34,141,000	$35,305,000

The total reserve for all reported and unreported losses the Company incurred through June 30, 2017 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through June 30, 2017. Management continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	June 30, 2017%		December 31, 2016%
Known title claims	$4,103,783	12.0	$4,405,343	12.5
IBNR	30,037,217	88.0	30,899,657	87.5
Total loss reserves	$34,141,000	100.0	$35,305,000	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to the Company	$5,675,192	$4,529,380	$10,151,247	$6,343,420
Weighted average common shares outstanding – Basic	1,886,735	1,923,213	1,886,161	1,928,766
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	9,846	5,412	9,679	6,559
Weighted average common shares outstanding – Diluted	1,896,581	1,928,625	1,895,840	1,935,325
Basic earnings per common share	$3.01	$2.36	$5.38	$3.29
Diluted earnings per common share	$2.99	$2.35	$5.35	$3.28

There were 4,500 and 0 potential shares excluded from the computation of diluted earnings per share for the three-month periods ended June 30, 2017 and 2016, respectively. There were 4,500 potential shares excluded from the computation of diluted earnings per share for the six-month periods ended June 30, 2017 and 2016.

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

As of June 30, 2017, the only outstanding awards under the plans were SARs expiring in seven years from the date of grant, all of which vest and are exercisable within one year of the date of grant. All SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

There was approximately $95,000 and $67,000 of compensation expense relating to SARs vesting on or before June 30, 2017 and 2016, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of June 30, 2017, there was $187,000 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	22,000	$57.04	3.93	$945,055
SARs granted	4,500	93.87
SARs exercised	(2,000)	32.00
Outstanding as of December 31, 2016	24,500	$65.85	3.85	$836,640
SARs granted	4,500	192.71
SARs exercised	(4,000)	36.38
Outstanding as of June 30, 2017	25,000	$93.40	4.49	$2,500,970

Exercisable as of June 30, 2017	21,625	$77.90	4.11	$2,498,506

Unvested as of June 30, 2017	3,375	$192.71	6.88	$2,464

During the second quarters of both 2017 and 2016, the Company issued 4,500 share-settled SARs to the directors of the Company.  SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted average fair values for the SARs issued during 2017 and 2016 were $55.40 and $28.75, respectively, and were estimated using the weighted average assumptions shown in the table below.

	2017	2016
Expected Life in Years	7.0	7.0
Volatility	26.2%	28.9%
Interest Rate	2.0%	1.7%
Yield Rate	1.0%	1.0%

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

Provided below is selected financial information about the Company's operations by segment for the periods ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$38,566,141	$1,825,614	$(1,456,863)	$38,934,892
Investment income	1,078,478	137,598	(102,087)	1,113,989
Net realized gain on investments	80,851	1,990	—	82,841
Total revenues	$39,725,470	$1,965,202	$(1,558,950)	$40,131,722
Operating expenses	31,182,518	2,042,623	(1,439,442)	31,785,699
Income (loss) before income taxes	$8,542,952	$(77,421)	$(119,508)	$8,346,023
Total assets	$191,182,393	$46,771,778	$—	$237,954,171

Three Months Ended June 30, 2016	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$31,378,257	$1,898,899	$(601,622)	$32,675,534
Investment income	1,072,189	141,484	(46,668)	1,167,005
Net realized (loss) gain on investments	(19,806)	4,978	—	(14,828)
Total revenues	$32,430,640	$2,045,361	$(648,290)	$33,827,711
Operating expenses	26,182,798	1,687,067	(584,201)	27,285,664
Income before income taxes	$6,247,842	$358,294	$(64,089)	$6,542,047
Total assets	$167,239,552	$46,319,315	$—	$213,558,867

Six Months Ended June 30, 2017	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$74,477,553	$3,509,177	$(2,450,579)	$75,536,151
Investment income	2,100,819	270,183	(160,422)	2,210,580
Net realized gain on investments	144,158	42,022	—	186,180
Total revenues	$76,722,530	$3,821,382	$(2,611,001)	$77,932,911
Operating expenses	61,691,515	3,859,930	(2,415,737)	63,135,708
Income (loss) before income taxes	$15,031,015	$(38,548)	$(195,264)	$14,797,203
Total assets	$191,182,393	$46,771,778	$—	$237,954,171

Six Months Ended June 30, 2016	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$53,769,980	$3,471,054	$(1,004,319)	$56,236,715
Investment income	2,126,975	284,377	(93,336)	2,318,016
Net realized gain on investments	74,123	60,879	—	135,002
Total revenues	$55,971,078	$3,816,310	$(1,097,655)	$58,689,733
Operating expenses	47,279,715	3,253,988	(969,478)	49,564,225
Income before income taxes	$8,691,363	$562,322	$(128,177)	$9,125,508
Total assets	$167,239,552	$46,319,315	$—	$213,558,867

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $9,514,000 and $8,487,000 as of June 30, 2017 and December 31, 2016, respectively. The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets. The following sets forth the net periodic benefits cost for the executive benefits for the periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost – benefits earned during the year	$—	$2,545	$—	$5,090
Interest cost on the projected benefit obligation	9,217	8,781	18,434	17,562
Amortization of unrecognized losses	2,153	2,235	4,306	4,470
Net periodic benefits costs	$11,370	$13,561	$22,740	$27,122

Note 6 – Investments and Estimated Fair Value

Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

As of June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$24,068,439	$518,307	$69,044	$24,517,702
Special revenue issuer obligations of U.S. states, territories and political subdivisions	54,984,551	2,008,389	246,869	56,746,071
Corporate debt securities	11,232,235	553,514	—	11,785,749
Total	$90,285,225	$3,080,210	$315,913	$93,049,522
Equity securities, available-for-sale, at fair value:
Common stocks	$25,323,290	$18,269,854	$30,441	$43,562,703
Total	$25,323,290	$18,269,854	$30,441	$43,562,703
Short-term investments:
Money market funds and certificates of deposit	$17,845,956	$—	$—	$17,845,956
Total	$17,845,956	$—	$—	$17,845,956

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$29,374,774	$440,628	$298,533	$29,516,869
Special revenue issuer obligations of U.S. states, territories and political subdivisions	57,459,818	1,619,444	502,135	58,577,127
Corporate debt securities	13,327,765	512,316	—	13,840,081
Total	$100,162,357	$2,572,388	$800,668	$101,934,077
Equity securities, available-for-sale, at fair value:
Common stocks and nonredeemable preferred stocks	$24,836,032	$16,392,210	$48,983	$41,179,259
Total	$24,836,032	$16,392,210	$48,983	$41,179,259
Short-term investments:
Money market funds and certificates of deposit	$6,558,840	$—	$—	$6,558,840
Total	$6,558,840	$—	$—	$6,558,840

The special revenue category for both periods presented includes approximately 60 individual bonds with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at June 30, 2017 were as follows:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$12,104,716	$12,226,030
Due one year through five years	24,940,977	25,726,125
Due five years through ten years	51,251,065	52,572,400
Due after ten years	1,988,467	2,524,967
Total	$90,285,225	$93,049,522

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Gross realized gains and losses on sales of investments for the six-month periods ended June 30 are summarized as follows:

	2017	2016
Gross realized gains from securities:
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$139	$160
Corporate debt securities	—	20
Common stocks and nonredeemable preferred stocks	297,656	282,454
Auction rate securities	—	74,996
Total	$297,795	$357,630
Gross realized losses from securities:
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$(100)	$(1,085)
Common stocks and nonredeemable preferred stocks	(124,745)	(116,953)
Other-than-temporary impairment of securities	—	(115,238)
Total	$(124,845)	$(233,276)
Net realized gain from securities	$172,950	$124,354
Net realized gain on other investments:
Gains on other investments	$13,230	$10,648
Total	$13,230	$10,648
Net realized gain on investments	$186,180	$135,002

Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
As of June 30, 2017	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$5,306,022	$(69,044)	$—	$—	$5,306,022	$(69,044)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	12,141,462	(246,869)	—	—	12,141,462	(246,869)
Total fixed income securities	$17,447,484	$(315,913)	$—	$—	$17,447,484	$(315,913)
Equity securities	$1,393,543	$(30,441)	$—	$—	$1,393,543	$(30,441)
Total temporarily impaired securities	$18,841,027	$(346,354)	$—	$—	$18,841,027	$(346,354)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2016	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$13,884,808	$(298,533)	$—	$—	$13,884,808	$(298,533)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	16,161,906	(502,135)	—	—	16,161,906	(502,135)
Total fixed income securities	$30,046,714	$(800,668)	$—	$—	$30,046,714	$(800,668)
Equity securities	$380,400	$(48,983)	$—	$—	$380,400	$(48,983)
Total temporarily impaired securities	$30,427,114	$(849,651)	$—	$—	$30,427,114	$(849,651)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 21 and 36 securities had unrealized losses at June 30, 2017 and December 31, 2016, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded no other-than-temporary impairment charges for debt and equity investments for the six-month period ended June 30, 2017 and $115,238 for the six-month period ended June 30, 2016. Other-than-temporary impairment charges are included in net realized gain (loss) on investments in the Consolidated Statements of Income.

Variable Interest Entities

The Company holds investments in VIEs that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of June 30, 2017:

Type of Investment	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$888,085	$888,085	$1,325,000
Real estate LLCs or LPs	Other investments	4,980,074	5,806,446	7,200,000
Small business investment LPs	Other investments	3,514,477	3,568,226	9,400,000
Total		$9,382,636	$10,262,757	$17,925,000

(a)
Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds. Estimated fair value is principally based on market values obtained from a third party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of June 30, 2017 and December 31, 2016, the Company did not adjust any Level 2 fair values.

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

The Company did not hold any Level 3 category debt or equity investment securities as of June 30, 2017 or December 31, 2016.

The following table presents, by level, the financial assets carried at estimated fair value measured on a recurring basis as of June 30, 2017 and December 31, 2016. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value.

As of June 30, 2017	Level 1	Level 2	Level 3	Total
Short-term investments	$17,845,956	$—	$—	$17,845,956
Equity securities:
Common stock	43,562,703	—	—	43,562,703
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	81,263,773	—	81,263,773
Corporate debt securities*	—	11,785,749	—	11,785,749
Total	$61,408,659	$93,049,522	$—	$154,458,181

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Short-term investments	$6,558,840	$—	$—	$6,558,840
Equity securities:
Common stock	41,179,259	—	—	41,179,259
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	88,093,996	—	88,093,996
Corporate debt securities*	—	13,840,081	—	13,840,081
Total	$47,738,099	$101,934,077	$—	$149,672,176
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

The carrying amounts and estimated fair values of other financial instruments (see previous table for investments carried at estimated fair value) as of June 30, 2017 and December 31, 2016 are presented in the following table:

As of June 30, 2017	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$29,068,106	$29,068,106	$29,068,106	$—	$—
Cost-basis investments	5,260,678	5,808,980	—	—	5,808,980
Accrued interest and dividends	912,316	912,316	912,316	—	—
Total	$35,241,100	$35,789,402	$29,980,422	$—	$5,808,980

As of December 31, 2016	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$27,928,472	$27,928,472	$27,928,472	$—	$—
Cost-basis investments	4,244,402	4,497,665	—	—	4,497,665
Accrued interest and dividends	1,035,152	1,035,152	1,035,152	—	—
Total	$33,208,026	$33,461,289	$28,963,624	$—	$4,497,665

Certain cost-basis investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than-temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of June 30, 2017 and December 31, 2016. There were no impairments of such investments made during the six-month period ended June 30, 2017 or the twelve-month period ended December 31, 2016.

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $213,703,000 and $202,184,000 as of June 30, 2017 and December 31, 2016, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of June 30, 2017	As of December 31, 2016
Consolidated Balance Sheets
Other investments	$6,167,000	$6,437,000
Premiums and fees receivable	$859,000	$56,000

Financial Statement Classification,	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Statements of Income	2017	2016	2017	2016
Net premiums written	$3,773,000	$3,737,000	$7,331,000	$6,480,000
Other income	$775,000	$606,000	$1,047,000	$732,000
Commissions to agents	$2,552,000	$2,555,000	$4,956,000	$4,403,000

Note 9 – Business Combinations, Intangible Assets and Goodwill

Recent Business Combinations

In October 2016, National Investors Holdings, LLC ("NIH"), a subsidiary of the Company, acquired all of the outstanding shares of a title insurance agency doing business in Texas. NIH paid $10 million plus a $918,000 adjustment for the title insurance agency’s net cash position at closing.

Intangible Assets

The fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from a third party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired at June 30, 2017.

Identifiable intangible assets consist of the following as of June 30, 2017 and December 31, 2016:

	2017	2016
Referral relationships	$6,416,215	$6,416,215
Non-compete agreements	1,405,685	1,405,685
Tradename	560,000	560,000
Total	8,381,900	8,381,900
Accumulated amortization	(942,286)	(475,110)
Identifiable intangible assets, net	$7,439,614	$7,906,790

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended:
2017	$432,175
2018	642,253
2019	568,920
2020	568,920
2021	561,587
Thereafter	4,665,759
Total	$7,439,614

Goodwill and Title Plant

The Company has recognized $4,349,851 in goodwill and $690,000 in a title plant as the result of title insurance agency acquisitions.  The title plant is included with prepaid expenses and other assets in the Consolidated Balance Sheets. The fair values of goodwill and the title plant, both Level 3 inputs, are principally based on values obtained from a third party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amounts may not be recoverable, and therefore determined that goodwill and the title plant were not impaired at June 30, 2017.

Note 10 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at April 1	$12,908,897	$(107,778)	$12,801,119
Other comprehensive income before reclassifications	920,108	—	920,108
Amounts reclassified from accumulated other comprehensive income	(54,374)	1,422	(52,952)
Net current-period other comprehensive income	865,734	1,422	867,156
Ending balance	$13,774,631	$(106,356)	$13,668,275

Three Months Ended June 30, 2016	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at April 1	$12,297,587	$(113,251)	$12,184,336
Other comprehensive income before reclassifications	2,021,107	—	2,021,107
Amounts reclassified from accumulated other comprehensive income	12,626	1,475	14,101
Net current-period other comprehensive income	2,033,733	1,475	2,035,208
Ending balance	$14,331,320	$(111,776)	$14,219,544

Six Months Ended June 30, 2017	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,870,647	$(109,200)	$11,761,447
Other comprehensive income before reclassifications	2,017,299	—	2,017,299
Amounts reclassified from accumulated other comprehensive income	(113,315)	2,844	(110,471)
Net current-period other comprehensive income	1,903,984	2,844	1,906,828
Ending balance	$13,774,631	$(106,356)	$13,668,275

Six Months Ended June 30, 2016	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,597,741	$(114,726)	$11,483,015
Other comprehensive income before reclassifications	2,814,046	—	2,814,046
Amounts reclassified from accumulated other comprehensive income	(80,467)	2,950	(77,517)
Net current-period other comprehensive income	2,733,579	2,950	2,736,529
Ending balance	$14,331,320	$(111,776)	$14,219,544

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$82,444
Other-than-temporary impairments	—
Total	$82,444	Net realized gain (loss) on investments
Tax	(28,070)	Provision for Income Taxes
Net of Tax	$54,374
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(2,153)
Total	$(2,153)	(a)
Tax	731	Provision for Income Taxes
Net of Tax	$(1,422)
Reclassifications for the period	$52,952

Three Months Ended June 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$53,513
Other-than-temporary impairments	(72,444)
Total	$(18,931)	Net realized gain (loss) on investments
Tax	6,305	Provision for Income Taxes
Net of Tax	$(12,626)
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(2,235)
Total	$(2,235)	(a)
Tax	760	Provision for Income Taxes
Net of Tax	$(1,475)
Reclassifications for the period	$(14,101)

Six Months Ended June 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$172,950
Other-than-temporary impairments	—
Total	$172,950	Net realized gain (loss) on investments
Tax	(59,635)	Provision for Income Taxes
Net of Tax	$113,315
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(4,306)
Total	$(4,306)	(a)
Tax	1,462	Provision for Income Taxes
Net of Tax	$(2,844)
Reclassifications for the period	$110,471

Six Months Ended June 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$239,592
Other-than-temporary impairments	(115,238)
Total	$124,354	Net realized gain (loss) on investments
Tax	(43,887)	Provision for Income Taxes
Net of Tax	$80,467
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(4,470)
Total	$(4,470)	(a)
Tax	1,520	Provision for Income Taxes
Net of Tax	$(2,950)
Reclassifications for the period	$77,517

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

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 95.8% of the Company's revenues for the six-month period ended June 30, 2017. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

Business Trends and Recent Conditions
The housing market is heavily influenced by overall economic conditions and government policies.  Factors that could impact the Company include, but are not limited to: initiatives by various governmental agencies, including the Federal Reserve's monetary policy; regulatory changes and reform of government-sponsored entities that could impact lending standards or the processes and procedures used by the Company; and the current real estate environment, including interest rates and general economic activity that typically influence the demand for real estate.  Any one or a combination of these factors would likely impact the Company's results of operations.
Initiatives
In efforts to provide transparency, the Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. The FOMC has voted to increase the federal funds rate three additional times, at the December 2016 meeting to a target range between 0.50% and 0.75%, at the March 2017 meeting to a target range between 0.75% and 1.00%, and again at the June 2017 meeting to a target range between 1.00% and 1.25%. Any future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and 2.0% inflation. The FOMC anticipates future economic conditions to evolve in ways that will warrant gradual increases and that for some time, the federal funds rate is expected to be below long range levels. At the June 2017 meeting, the FOMC announced a decision to gradually reduce securities held on the Federal Reserve's balance sheet. A specific date for this change was not announced.
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
Real Estate Environment
Overall, the economy is expanding and there has been a steady reduction in unemployment in recent years. The Mortgage Bankers Association's (“MBA”) June 2017 Economic and Mortgage Finance Commentary predicts 2017 overall growth in the housing purchase market driven by higher demand from economic and job market strength. The unemployment rate has decreased to 4.3%, the lowest rate since 2001. The interest rate for 30-year fixed rate mortgages is projected to increase to an annual average of 4.2% in 2017, driven by a strengthening domestic economy and FOMC action that is partially offset by global geopolitical uncertainty.
The MBA June 12, 2017 Mortgage Finance Forecast (“MBA Forecast”) projects 2017 purchase activity to increase 9.5% to $1,084 billion and refinance activity to decrease 41.4% to $528 billion, resulting in a decrease in total mortgage originations of 14.8% to $1,612 billion, all from 2016 levels. In 2016, purchase activity accounted for 52.4% of all mortgage originations and is projected to represent 67.2% of all mortgage originations in 2017.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 4.1% and 3.7% for the six-month periods ended June 30, 2017 and 2016, respectively. Per the MBA Forecast, refinancing is expected to be lower in 2017 as mortgage interest rates are projected to climb to 4.4% in the fourth quarter of 2017.
Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Acquisition of Title Insurance Agency
In October 2016, National Investors Holdings, LLC ("NIH"), a subsidiary of the Company, acquired all of the outstanding shares of a title insurance agency doing business in Texas. NIH paid $10 million plus a $918,000 adjustment for the title agency’s net cash position at closing.

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the six-month period ended June 30, 2017, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.

Results of Operations

The following table presents certain income statement data for the three- and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net premiums written	$33,450,241	$29,686,120	$65,748,900	$51,051,450
Investment income – interest and dividends	1,113,989	1,167,005	2,210,580	2,318,016
Net realized gain (loss) on investments	82,841	(14,828)	186,180	135,002
Other	5,484,651	2,989,414	9,787,251	5,185,265
Total Revenues	40,131,722	33,827,711	77,932,911	58,689,733

Operating Expenses:
Commissions to agents	16,597,590	15,674,346	32,928,700	27,207,228
Provision for claims	140,827	647,912	860,224	663,871
Salaries, employee benefits and payroll taxes	9,741,975	7,173,198	19,644,246	14,645,149
Office occupancy and operations	2,197,250	1,535,902	4,136,305	3,029,762
Business development	734,158	606,258	1,347,105	1,086,648
Filing fees, franchise and local taxes	578,008	267,103	731,564	497,157
Premium and retaliatory taxes	600,440	574,249	1,245,825	886,080
Professional and contract labor fees	488,464	537,446	927,640	1,076,099
Other	706,987	269,250	1,314,099	472,231
Total Operating Expenses	31,785,699	27,285,664	63,135,708	49,564,225

Income before Income Taxes	8,346,023	6,542,047	14,797,203	9,125,508

Provision for Income Taxes	2,672,000	2,012,000	4,657,000	2,791,000

Net Income Attributable to the Company	$5,675,192	$4,529,380	$10,151,247	$6,343,420
Insurance and Other Services Revenues

Insurance and other services revenues include net premiums written plus other fee income, trust income, management services income and exchange services income. Investment income and realized investment gains and losses are not included in insurance and other services revenues and are discussed separately under “Investment Related Revenues” below.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three- and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	%	2016	%	2017	%	2016	%
Home and Branch	$9,619,869	28.8%	$8,236,630	27.7%	$18,868,228	28.7%	$13,630,485	26.7%
Agency	23,830,372	71.2%	21,449,490	72.3%	46,880,672	71.3%	37,420,965	73.3%
Total	$33,450,241	100.0%	$29,686,120	100.0%	$65,748,900	100.0%	$51,051,450	100.0%

Home and Branch Office Net Premiums: In the Company's home and branch operations, the Company issues the title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 16.8% and 38.4% for the three- and six-month periods ended June 30, 2017, respectively, compared with the prior year periods. The increase for the three-month period ended June 30, 2017 was primarily attributable to growth in transaction volume stemming from higher levels of homes sales and average real estate values, partially offset by lower refinance activity. The increase for the six-month period ended June 30, 2017 was primarily attributable to the same factors as the three-month period ended June 30, 2017, in addition to revised premium rates filed in North Carolina.

During the quarter ended March 31, 2016, the North Carolina Title Insurance Rating Bureau, which establishes premium rates for title insurance in North Carolina, and of which Investors Title Insurance Company is a member, filed updated premium rates that took effect on April 1, 2016.  The revised rates positively impacted the Company's branch and agency premiums by approximately $2,859,000 for the six-month period ended June 30, 2017, compared with $615,000 for the same prior year period.

All of the Company's home office operations and the majority of its branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina title insurance policies.

Agency Net Premiums: When a policy is written through a title agency, the premium is shared between the agency and the underwriter. Total premiums include an estimate of premiums for policies that have been issued by agents, but not reported to the Company as of the balance sheet date. To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the policy effective date and the date the policies are reported. From time to time, the Company adjusts the inputs to the estimation process as agents report transactions and new information becomes available. In addition to estimating revenues, the Company also estimates and accrues agent commissions, claims provision, premium taxes, income taxes and other expenses associated with the estimated revenues that have been accrued. The Company reflects any adjustments to the accruals in the result of operations in the period in which new information becomes available.

Agency net premiums written increased 11.1% and 25.3% for the three- and six-month periods ended June 30, 2017, respectively, compared with the prior year periods. The increase for the three- and six-month periods ended June 30, 2017 was primarily attributable to the addition of new title insurance agents in the Company's Texas and southeast markets, higher levels of real estate activity from existing agents and overall higher home prices, partially offset by lower refinance activity.

Following is a schedule of net premiums written for the three- and six-month periods ended June 30, 2017 and 2016 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently write insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State	2017	2016	2017	2016
North Carolina	$12,582,343	$10,521,754	$24,816,581	$17,758,703
Texas	6,687,661	5,843,995	12,859,154	10,297,613
South Carolina	3,129,438	2,216,931	6,659,662	4,770,672
Georgia	2,926,358	2,636,349	5,667,298	4,515,045
Virginia	1,374,334	1,732,741	2,871,792	2,988,653
All Others	6,807,667	6,773,613	12,988,424	10,751,429
Premiums	33,507,801	29,725,383	65,862,911	51,082,115
Reinsurance Assumed	2,756	10,946	2,756	10,946
Reinsurance Ceded	(60,316)	(50,209)	(116,767)	(41,611)
Net Premiums Written	$33,450,241	$29,686,120	$65,748,900	$51,051,450

Other Revenues

Other revenues primarily include commission income, fee income, trust income, management services income, exchange services income, state tax credit income and income related to the Company’s equity method investments. Other revenues were $5,484,651 and $9,787,251 for the three- and six-month periods ended June 30, 2017, respectively, compared with $2,989,414 and $5,185,265 for the same prior year periods. The increase for the three- and six-month periods ended June 30, 2017 primarily related to increases in revenue from commission income from title agencies and title fees and earnings of unconsolidated affiliates.

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
Investment income was $1,113,989 and $2,210,580 for the three- and six-month periods ended June 30, 2017, respectively, compared with $1,167,005 and $2,318,016 for the same prior year periods. The decrease in investment income for the three- and six-month periods ended June 30, 2017 was primarily due to a lower level of investments in fixed income securities.

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
The net realized gain (loss) on investments was $82,841 and $186,180 for the three- and six-month periods ended June 30, 2017, respectively, compared with $(14,828) and $135,002 for the same prior year periods. The net realized gain on investments for the six-month period ended June 30, 2017 did not include any impairment charges. The net realized gain on investments for the six-month period ended June 30, 2016 included impairment charges of $115,238 on certain investments and other assets that were deemed to be other-than-temporarily impaired, offset by a net realized gain on the sales of investments and other assets of $250,240. Management believes unrealized losses on remaining fixed income and equity securities at June 30, 2017 are temporary in nature.

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

Expenses

The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, office occupancy and operations and the provision for claims. Operating expenses increased 16.5% and 27.4% for the three- and six-month periods ended June 30, 2017, respectively, compared with the same prior year periods. The increases in the three- and six-month periods ended June 30, 2017 were primarily due to increases in commissions and salaries, employee benefits and payroll taxes. In addition, the inclusion of expenses for a title agency acquired in the fourth quarter of 2016 contributed to the higher expense levels.

Following is a summary of the Company's operating expenses for the three- and six-month periods ended June 30, 2017 and 2016. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	%	2016	%	2017	%	2016	%
Title Insurance	$29,766,198	93.6%	$25,611,212	93.9%	$59,321,690	94.0%	$46,335,189	93.5%
All Other	2,019,501	6.4%	1,674,452	6.1%	3,814,018	6.0%	3,229,036	6.5%
Total	$31,785,699	100.0%	$27,285,664	100.0%	$63,135,708	100.0%	$49,564,225	100.0%

On a combined basis, after-tax profit margins were 14.1% and 13.0% for the three- and six-month periods ended June 30, 2017, respectively, and 13.4% and 10.8% for the three- and six-month periods ended June 30, 2016, respectively. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Total Company
Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees. Salaries, employee benefits and payroll taxes were $9,741,975 and $19,644,246 for the three- and six-month periods ended June 30, 2017, respectively, compared with $7,173,198 and $14,645,149 for the same prior year periods. On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 24.3% and 25.2% for the three- and six-month periods ended June 30, 2017, respectively, compared with 21.2% and 25.0% for the same prior year periods. The increases in payroll expenses for the three- and six-month periods ended June 30, 2017 primarily related to increases in salaries, benefits and payroll expenses associated with the acquisition of a title agency that was acquired in the fourth quarter of 2016 and other staffing increases, higher levels of incentive compensation and inflationary increases.

Office Occupancy and Operations: Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Office occupancy and operations expenses were $2,197,250 and $4,136,305 for the three- and six-month periods ended June 30, 2017, respectively, compared with $1,535,902 and $3,029,762 for the same prior year periods. The increases in expenses in 2017 primarily related to increases in office equipment, contract services and facilities.

Business Development: Business development expenses primarily include marketing and travel-related expenses. Business development expenses were $734,158 and $1,347,105 for the three- and six-month periods ended June 30, 2017, respectively, compared with $606,258 and $1,086,648 for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2017 primarily related to increases in marketing and travel expenses.

Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes. Filing fees, franchise and local tax expenses were $578,008 and $731,564 for the three- and six-month periods ended June 30, 2017, respectively, compared with $267,103 and $497,157 for the same prior year periods.

Professional and Contract Labor Fees: Professional and contract labor fees were $488,464 and $927,640 for the three- and six-month periods ended June 30, 2017, respectively, compared with $537,446 and $1,076,099 for the same prior year periods. The decreases for the three- and six-month periods ended June 30, 2017 were primarily attributable to a decline in legal fees.

Other Expenses: Other operating expenses primarily include miscellaneous operating expenses of the trust division and other miscellaneous expenses of the title segment. These amounts typically fluctuate in relation to transaction volume of the title segment and the trust division. Other expenses were $706,987 and $1,314,099 for the three- and six-month periods ended June 30, 2017, respectively, compared with $269,250 and $472,231 for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2017 were primarily attributable to increases in amortization of intangible assets attributable to the acquisition of a title insurance agency and miscellaneous title expenses.

Title Insurance
Commissions: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 5.9% and 21.0% for the three- and six-month periods ended June 30, 2017, respectively, compared with the same prior year periods. Commission expense for the three- and six-month periods ended June 30, 2017 increased due to higher agent premium volume. Commission rates vary by market due to local practice, competition and state regulations. Commission expense as a percentage of net premiums written by agents was 69.6% and 70.2% for the three- and six-month periods ended June 30, 2017, respectively, compared with 73.1% and 72.7% for the same prior year periods. The decrease in commission expense as a percentage of net premiums written by agents was primarily related to changes in the elimination of intercompany commissions for affiliated agents upon consolidation and geographic mix.

Provision for Claims: The provision for claims as a percentage of net premiums written was 0.4% and 1.3% for the three- and six-month periods ended June 30, 2017, respectively, compared with 2.2% and 1.3% for the same prior year periods. The change in the provision for claims for the three-month period ended June 30, 2017 compared with the same prior year period primarily related to fewer initial claim filings as well as higher levels of recognition of favorable prior year loss development.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which is actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $2,024,224 and $1,246,871 for the six-month periods ended June 30, 2017 and 2016, respectively.

Reserves for Claims:  At June 30, 2017, the total reserve for claims was $34,141,000. Of that total, approximately $4,104,000 was reserved for specific claims, and approximately $30,037,000 was reserved for claims for which the Company had no notice.

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
Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium and retaliatory tax rates vary from state to state; accordingly, the total premium and retaliatory tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.8% and 1.9% for the three- and six-month periods ended June 30, 2017, respectively, compared with 1.9% and 1.7% for the same prior year periods.

Income Taxes

The provision for income taxes was $2,672,000 and $4,657,000 for the three- and six-month periods ended June 30, 2017, respectively, compared with $2,012,000 and $2,791,000 for the same prior year periods. Income tax expense as a percentage of earnings before income taxes was 32.0% and 31.5% for the three- and six-month periods ended June 30, 2017, respectively, compared with 30.8% and 30.6% for the same prior year periods. The effective income tax rate for both 2017 and 2016 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through June 30, 2017 will be realized. However, this judgment could be impacted by further market fluctuations.

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
Cash Flows: Net cash flows provided by operating activities were $5,689,580 and $5,577,419 for the six-month periods ended June 30, 2017 and 2016, respectively. Cash flows from operating activities increased slightly in 2017 from 2016, primarily due to an increase in net income and the timing of payable disbursements, partially offset by decreases in other assets and the provision for deferred taxes, and the timing of the receipt/payment for receivables and income taxes.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the payment of dividends. In 2017, the Company had higher levels of investment purchase activity, proceeds from investing activities, purchases of property and payment of dividends, partially offset by lower repurchases of common stock compared with the prior year period.

The Company maintains a high degree of liquidity within its investment portfolio, classified as available-for-sale, in the form of cash, short-term investments and other readily marketable securities. As of June 30, 2017, the Company held cash and cash equivalents of $29,068,106, short-term investments of $17,845,956, fixed maturity securities of $93,049,522 and equity securities of $43,562,703. The net effect of all activities on total cash and cash equivalents was an increase of $1,139,634 in 2017.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of June 30, 2017, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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
Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company has purchased 70 shares for the six-month period ended June 30, 2017 and 34,870 shares for the same period in 2016 at an average per share price of $128.37 and $89.88, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.
Capital Expenditures: Capital Expenditures were approximately $1,964,000 for the six-month period ended June 30, 2017. In 2017, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $213,703,000 and $202,184,000 as of June 30, 2017 and December 31, 2016, respectively. These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

•	changes in general economic, business, and political conditions, including the performance of the financial and real estate markets;

•	the possible inadequacy of the claims reserve to cover actual claim losses;

•	the incidence of fraud-related losses;

•	unanticipated adverse changes in securities markets, including interest rates, could result in material losses to the Company’s investments;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended June 30, 2017, there were no material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)        For the quarter ended June 30, 2017, the Company did not purchase any shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  As of June 30, 2017, there was authority remaining under the plan to purchase up to an aggregate of 429,707 shares of the Company's common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None.

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

Dated:  August 8, 2017