Form 10-Q
period 2017-09-30
INVESTORS TITLE CO
filed 2017-11-07
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 17, 2017, there were 1,887,026 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2017 and December 31, 2016
(Unaudited)

	September 30, 2017	December 31, 2016
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: September 30, 2017: $97,840,656; December 31, 2016: $100,162,357)	$100,730,446	$101,934,077
Equity securities, available-for-sale, at fair value (amortized cost: September 30, 2017: $25,927,969; December 31, 2016: $24,836,032)	45,116,461	41,179,259
Short-term investments	20,692,763	6,558,840
Other investments	11,514,780	11,181,531
Total investments	178,054,450	160,853,707

Cash and cash equivalents	30,890,785	27,928,472
Premium and fees receivable	10,260,167	8,654,161
Accrued interest and dividends	1,323,598	1,035,152
Prepaid expenses and other assets	9,211,784	9,456,523
Property, net	10,029,847	8,753,466
Goodwill and other intangible assets	11,785,945	12,256,641
Current income taxes receivable	1,641,144	—
Total Assets	$253,197,720	$228,938,122

Liabilities and Stockholders’ Equity
Liabilities:
Reserves for claims	$35,207,000	$35,305,000
Accounts payable and accrued liabilities	31,462,305	26,146,480
Current income taxes payable	—	1,232,432
Deferred income taxes, net	14,397,180	11,118,256
Total liabilities	81,066,485	73,802,168

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000,000 authorized shares; 1,887,026 and 1,884,283 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively, excluding in each period 291,676 shares of common stock held by the Company)	1	1
Retained earnings	157,675,541	143,283,621
Accumulated other comprehensive income	14,375,694	11,761,447
Total stockholders’ equity attributable to the Company	172,051,236	155,045,069
Noncontrolling interests	79,999	90,885
Total stockholders' equity	172,131,235	155,135,954
Total Liabilities and Stockholders’ Equity	$253,197,720	$228,938,122

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net premiums written	$36,612,558	$36,306,522	$102,918,454	$87,357,972
Investment income – interest and dividends	1,087,054	1,160,983	3,297,634	3,478,999
Net realized gain on investments	803,938	439,326	990,118	574,328
Other	4,633,915	3,094,874	13,864,170	8,280,139
Total Revenues	43,137,465	41,001,705	121,070,376	99,691,438

Operating Expenses:
Commissions to agents	17,641,272	18,739,151	50,569,972	45,946,379
Provision (benefit) for claims	1,854,493	(1,067,853)	2,714,717	(403,982)
Salaries, employee benefits and payroll taxes	9,820,578	8,300,823	29,464,824	22,945,972
Office occupancy and operations	2,309,575	1,496,948	6,445,880	4,526,710
Business development	639,923	608,532	1,987,028	1,695,180
Filing fees, franchise and local taxes	203,912	191,574	935,476	688,731
Premium and retaliatory taxes	673,126	673,551	1,918,951	1,559,631
Professional and contract labor fees	447,651	523,504	1,375,291	1,599,603
Other	630,320	157,308	1,944,419	629,539
Total Operating Expenses	34,220,850	29,623,538	97,356,558	79,187,763

Income before Income Taxes	8,916,615	11,378,167	23,713,818	20,503,675

Provision for Income Taxes	2,990,000	3,249,000	7,647,000	6,040,000

Net Income	5,926,615	8,129,167	16,066,818	14,463,675

Net (Gain) Loss Attributable to Noncontrolling Interests	(158)	(2,228)	10,886	6,684

Net Income Attributable to the Company	$5,926,457	$8,126,939	$16,077,704	$14,470,359

Basic Earnings per Common Share	$3.14	$4.30	$8.52	$7.55

Weighted Average Shares Outstanding – Basic	1,887,103	1,888,870	1,886,474	1,915,468

Diluted Earnings per Common Share	$3.13	$4.29	$8.48	$7.53

Weighted Average Shares Outstanding – Diluted	1,896,229	1,895,592	1,895,957	1,921,999

Cash Dividends Paid per Common Share	$0.40	$0.20	$0.95	$0.52

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine Months September 30, 2017 and 2016
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$5,926,615	$8,129,167	$16,066,818	$14,463,675
Other comprehensive income, before tax:
Amortization of unrecognized loss	2,153	2,235	6,459	6,705
Unrealized gains (losses) on investments arising during the period	1,878,509	(769,328)	4,940,599	3,518,286
Reclassification adjustment for sales of securities included in net income	(803,938)	(545,925)	(976,888)	(785,517)
Reclassification adjustment for write-downs of securities included in net income	—	118,703	—	233,941
Other comprehensive income (loss), before tax	1,076,724	(1,194,315)	3,970,170	2,973,415
Income tax expense related to postretirement health benefits	732	759	2,194	2,279
Income tax expense (benefit) related to unrealized gains (losses) on investments arising during the period	642,992	(280,327)	1,687,783	1,193,241
Income tax benefit related to reclassification adjustment for sales of securities included in net income	(274,419)	(185,316)	(334,054)	(268,548)
Income tax expense related to reclassification adjustment for write-downs of securities included in net income	—	40,555	—	79,900
Net income tax expense (benefit) on other comprehensive income (loss)	369,305	(424,329)	1,355,923	1,006,872
Other comprehensive income (loss)	707,419	(769,986)	2,614,247	1,966,543
Comprehensive Income	$6,634,034	$7,359,181	$18,681,065	$16,430,218
Comprehensive (gain) loss attributable to noncontrolling interests	(158)	(2,228)	10,886	6,684
Comprehensive Income Attributable to the Company	$6,633,876	$7,356,953	$18,691,951	$16,436,902

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2016	1,949,797	$1	$131,186,866	$11,483,015	$107,198	$142,777,080
Net income attributable to the Company			14,470,359			14,470,359
Dividends paid ($0.52 per share)			(993,534)			(993,534)
Repurchases of common stock	(66,803)		(6,219,670)			(6,219,670)
Exercise of stock appreciation rights	1,289		(200)			(200)
Share-based compensation expense related to stock appreciation rights			99,755			99,755
Amortization related to postretirement health benefits				4,426		4,426
Net unrealized gain on investments				1,962,117		1,962,117
Net loss attributable to noncontrolling interests					(6,684)	(6,684)
Purchase of noncontrolling interest of subsidiary					(8,646)	(8,646)
Additional paid-in capital from purchase of noncontrolling interest of subsidiary			(496)			(496)
Income tax benefit from share-based compensation			32,292			32,292
Balance, September 30, 2016	1,884,283	$1	$138,575,372	$13,449,558	$91,868	$152,116,799

Balance, January 1, 2017	1,884,283	$1	$143,283,621	$11,761,447	$90,885	$155,135,954
Net income attributable to the Company			16,077,704			16,077,704
Dividends paid ($0.95 per share)			(1,792,430)			(1,792,430)
Repurchases of common stock	(300)		(49,604)			(49,604)
Exercise of stock appreciation rights	3,043		(737)			(737)
Share-based compensation expense related to stock appreciation rights			156,987			156,987
Amortization related to postretirement health benefits				4,265		4,265
Net unrealized gain on investments				2,609,982		2,609,982
Net loss attributable to noncontrolling interests					(10,886)	(10,886)
Balance, September 30, 2017	1,887,026	$1	$157,675,541	$14,375,694	$79,999	$172,131,235

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$16,066,818	$14,463,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,054,830	994,619
Amortization of investments, net	572,781	624,882
Amortization related to postretirement benefits obligation	6,459	6,705
Amortization of other intangible assets, net	707,696	—
Share-based compensation expense related to stock appreciation rights	156,987	99,755
Excess tax benefits related to exercise of stock appreciation rights	142,280	32,292
Net gain on disposals of property	(15,828)	(10,677)
Net realized gain on investments	(990,118)	(574,328)
Net earnings from other investments	(1,251,871)	(1,120,640)
Provision (benefit) for claims	2,714,717	(403,982)
Provision for deferred income taxes	1,923,000	4,040,000
Changes in assets and liabilities:
Increase in receivables	(1,606,006)	(965,873)
(Increase) decrease in other assets	(43,707)	1,265,172
Increase in current income taxes recoverable	(1,641,144)	(1,261,289)
Increase (decrease) in accounts payable and accrued liabilities	5,253,825	(337,935)
Decrease in current income taxes payable	(1,374,712)	(210,355)
Payments of claims, net of recoveries	(2,812,717)	(1,848,018)
Net cash provided by operating activities	18,863,290	14,794,003

Investing Activities
Purchases of available-for-sale securities	(12,953,436)	(15,066,182)
Purchases of short-term investments	(15,667,715)	(1,890,826)
Purchases of other investments	(1,223,853)	(1,974,275)
Purchase of noncontrolling interest of subsidiary	—	(9,142)
Purchase of subsidiary	(175,000)	—
Proceeds from sales and maturities of available-for-sale securities	14,585,324	10,711,195
Proceeds from sales and maturities of short-term investments	1,535,773	4,830,935
Proceeds from sales and distributions of other investments	2,142,854	2,594,042
Proceeds from sales of other assets	13,230	10,647
Purchases of property	(2,342,583)	(1,742,225)
Proceeds from the sale of property	27,200	64,155
Net cash used in investing activities	(14,058,206)	(2,471,676)

Financing Activities
Repurchases of common stock	(49,604)	(6,219,670)
Exercise of stock appreciation rights	(737)	(200)
Dividends paid	(1,792,430)	(993,534)
Net cash used in financing activities	(1,842,771)	(7,213,404)

Net Increase in Cash and Cash Equivalents	2,962,313	5,108,923
Cash and Cash Equivalents, Beginning of Period	27,928,472	21,790,068
Cash and Cash Equivalents, End of Period	$30,890,785	$26,898,991

Consolidated Statements of Cash Flows, continued
	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$9,236,200	$3,736,100
Non Cash Investing and Financing Activities:
Non cash net unrealized gain on investments, net of deferred tax provision of $(1,353,729) and $(1,004,593) for September 30, 2017 and 2016, respectively	$(2,609,982)	$(1,962,117)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2016 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

Principles of Consolidation – The accompanying unaudited Consolidated Financial Statements include the accounts and operations of Investors Title Company and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. Earnings attributable to noncontrolling interests in majority-owned title insurance agencies are recorded in the Consolidated Statements of Income. Noncontrolling interests representing the portion of equity not related to the Company's ownership interests are recorded in separate sections of the Consolidated Balance Sheets. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Immaterial Classification Corrections – In previous periods, certain commission revenue was improperly classified as net premiums written. The issue was identified in the 2nd quarter of 2017 and, accordingly, the Consolidated Statements of Income have been corrected beginning with the June 30, 2017 Consolidated Financial Statements.  The correction resulted in a decrease to previously reported net premiums written and an increase to other revenues of $1,342,905 and $452,630 for the nine-month periods ended September 30, 2017 and 2016, respectively.  The immaterial classification correction had no impact to the Company’s financial position or results of operations as previously reported.

In the 2nd quarter of 2017, certain net premiums written amounts were improperly classified as other revenues. The issue was identified in the 3rd quarter of 2017 and, accordingly, the Consolidated Statements of Income have been corrected beginning with the September 30, 2017 Consolidated Financial Statements.  The correction resulted in an increase to previously reported net premiums written and a decrease to other revenues of $556,996 for the nine-month period ended September 30, 2017.  The immaterial classification correction had no impact to the Company’s financial position or results of operations as previously reported.

Use of Estimates and Assumptions – The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.

Subsequent Events – The Company has evaluated and concluded that there were no material subsequent events requiring adjustment or disclosure subsequent to the date of the Consolidated Financial Statements at September 30, 2017.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the ASU clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. None of these amendments will have an impact on the Company's financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update broadens the information that an entity must consider in developing its expected credit loss estimates, and is meant to better reflect an entity’s current estimate of all expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact. Currently, the Company's potential credit losses under this accounting standard relate to available-for-sale securities. The Company does not believe that the risk of credit losses, based on current available-for-sale security holdings, is material to the Company's financial statements as a whole. Please refer to Note 6 for further information about the Company's investments.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). ASU 2016-09 updated guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The update was effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company adopted this update on January 1, 2017 with no material impact to the Company's financial position or results of operations. All excess tax benefits and tax deficiencies are now recognized as income tax expense or benefit in the Consolidated Statements of Income. In addition, a reclassification was made on the Consolidated Statements of Cash Flows, as companies are now required to present excess tax benefits as an operating activity on the Consolidated Statements of Cash Flows rather than as a financing activity. The Company began recording all excess tax benefits and tax deficiencies as an income tax expense or benefit on a prospective basis. The amendments relating to the presentation of excess tax benefits within the Consolidated Statements of Cash Flows were adopted by the Company retrospectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update originally became effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 updated guidance to defer the effective date of the standard by one year. Early adoption is not permitted, although public entities are permitted to elect to adopt the amendments on the original effective date. Currently, the Company's only revenue streams potentially impacted by the issued accounting standard are like-kind exchange services revenue produced by the Company's subsidiaries, Investors Title Exchange Corporation ("ITEC") and Investors Title Accommodation Corporation (“ITAC”), and certain management service fees generated by the Company's subsidiary, Investors Title Management Services, Inc. (“ITMS”). Neither like-kind exchange proceeds nor management service fees are material to the Company's financial condition and results of operations.

Note 2 – Reserves for Claims

Transactions in the reserves for claims for the nine-month period ended September 30, 2017 and the year ended December 31, 2016 are summarized as follows:

	September 30, 2017	December 31, 2016
Balance, beginning of period	$35,305,000	$37,788,000
Provision, charged to operations	2,714,717	242,953
Payments of claims, net of recoveries	(2,812,717)	(2,725,953)
Balance, end of period	$35,207,000	$35,305,000

The total reserve for all reported and unreported losses the Company incurred through September 30, 2017 is represented by the reserves for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the reserves are adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2017. Management continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserves, broken down into its components of known title claims and IBNR, follows:

	September 30, 2017%		December 31, 2016%
Known title claims	$4,875,038	13.8	$4,405,343	12.5
IBNR	30,331,962	86.2	30,899,657	87.5
Total loss reserves	$35,207,000	100.0	$35,305,000	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to the Company	$5,926,457	$8,126,939	$16,077,704	$14,470,359
Weighted average common shares outstanding – Basic	1,887,103	1,888,870	1,886,474	1,915,468
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	9,126	6,722	9,483	6,531
Weighted average common shares outstanding – Diluted	1,896,229	1,895,592	1,895,957	1,921,999
Basic earnings per common share	$3.14	$4.30	$8.52	$7.55
Diluted earnings per common share	$3.13	$4.29	$8.48	$7.53

There were 4,500 potential shares excluded from the computation of diluted earnings per share for the three- and nine-month periods ended September 30, 2017. There were no potential shares excluded from the computation of diluted earnings per share for the three- and nine-month periods ended September 30, 2016.

The Company historically has adopted employee stock award plans under which restricted stock, and options or stock appreciation rights ("SARs") of the Company's stock may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant. There is currently one active plan from which the Company may grant share-based awards. The awards eligible to be granted under the active plan are limited to SARs, and the maximum aggregate number of shares of common stock of the Company available pursuant to the plan for the grant of SARs is 250,000 shares.

As of September 30, 2017, the only outstanding awards under the plans were SARs, which expire in seven years from the date of grant, and all of which vest and are exercisable within one year of the date of grant. All SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

There was approximately $157,000 and $100,000 of compensation expense relating to SARs vesting on or before September 30, 2017 and 2016, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of September 30, 2017, there was $125,000 of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	22,000	$57.04	3.93	$945,055
SARs granted	4,500	93.87
SARs exercised	(2,000)	32.00
Outstanding as of December 31, 2016	24,500	$65.85	3.85	$836,640
SARs granted	4,500	192.71
SARs exercised	(4,000)	36.38
Outstanding as of September 30, 2017	25,000	$93.40	4.23	$2,203,100

Exercisable as of September 30, 2017	22,750	$83.58	4.00	$2,203,100

Unvested as of September 30, 2017	2,250	$192.71	6.63	$—

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

Provided below is selected financial information about the Company's operations by segment for the periods ended September 30, 2017 and 2016:

Three Months Ended September 30, 2017	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$41,095,694	$1,985,959	$(1,835,180)	$41,246,473
Investment income	1,067,565	136,159	(116,670)	1,087,054
Net realized gain on investments	749,396	54,542	—	803,938
Total revenues	$42,912,655	$2,176,660	$(1,951,850)	$43,137,465
Operating expenses	34,127,244	1,911,366	(1,817,760)	34,220,850
Income before income taxes	$8,785,411	$265,294	$(134,090)	$8,916,615
Total assets	$201,137,770	$52,059,950	$—	$253,197,720

Three Months Ended September 30, 2016	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$38,285,551	$1,666,214	$(550,369)	$39,401,396
Investment income	1,079,118	140,201	(58,336)	1,160,983
Net realized gain (loss) on investments	439,501	(175)	—	439,326
Total revenues	$39,804,170	$1,806,240	$(608,705)	$41,001,705
Operating expenses	28,487,268	1,669,217	(532,947)	29,623,538
Income before income taxes	$11,316,902	$137,023	$(75,758)	$11,378,167
Total assets	$180,436,004	$42,672,325	$—	$223,108,329

Nine Months Ended September 30, 2017	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$115,573,247	$5,495,136	$(4,285,759)	$116,782,624
Investment income	3,168,384	406,342	(277,092)	3,297,634
Net realized gain on investments	893,554	96,564	—	990,118
Total revenues	$119,635,185	$5,998,042	$(4,562,851)	$121,070,376
Operating expenses	95,818,759	5,771,296	(4,233,497)	97,356,558
Income before income taxes	$23,816,426	$226,746	$(329,354)	$23,713,818
Total assets	$201,137,770	$52,059,950	$—	$253,197,720

Nine Months Ended September 30, 2016	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$92,055,531	$5,137,268	$(1,554,688)	$95,638,111
Investment income	3,206,093	424,578	(151,672)	3,478,999
Net realized gain on investments	513,624	60,704	—	574,328
Total revenues	$95,775,248	$5,622,550	$(1,706,360)	$99,691,438
Operating expenses	75,766,983	4,923,205	(1,502,425)	79,187,763
Income before income taxes	$20,008,265	$699,345	$(203,935)	$20,503,675
Total assets	$180,436,004	$42,672,325	$—	$223,108,329

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $9,538,000 and $8,487,000 as of September 30, 2017 and December 31, 2016, respectively. The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets. The following sets forth the net periodic benefits cost for the executive benefits for the periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost – benefits earned during the year	$—	$2,545	$—	$7,635
Interest cost on the projected benefit obligation	9,217	8,781	27,651	26,343
Amortization of unrecognized losses	2,153	2,235	6,459	6,705
Net periodic benefits costs	$11,370	$13,561	$34,110	$40,683

Note 6 – Investments and Estimated Fair Value

Investments in Securities

The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost or amortized cost for securities by major security type are as follows:

As of September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$25,534,763	$480,036	$50,347	$25,964,452
Special revenue issuer obligations of U.S. states, territories and political subdivisions	59,050,028	2,074,655	179,303	60,945,380
Corporate debt securities	13,255,865	567,850	3,101	13,820,614
Total	$97,840,656	$3,122,541	$232,751	$100,730,446
Equity securities, available-for-sale, at fair value:
Common stocks	$25,927,969	$19,221,955	$33,463	$45,116,461
Total	$25,927,969	$19,221,955	$33,463	$45,116,461
Short-term investments:
Commercial paper, money market funds and certificates of deposit	$20,692,763	$—	$—	$20,692,763
Total	$20,692,763	$—	$—	$20,692,763

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$29,374,774	$440,628	$298,533	$29,516,869
Special revenue issuer obligations of U.S. states, territories and political subdivisions	57,459,818	1,619,444	502,135	58,577,127
Corporate debt securities	13,327,765	512,316	—	13,840,081
Total	$100,162,357	$2,572,388	$800,668	$101,934,077
Equity securities, available-for-sale, at fair value:
Common stocks	$24,836,032	$16,392,210	$48,983	$41,179,259
Total	$24,836,032	$16,392,210	$48,983	$41,179,259
Short-term investments:
Money market funds and certificates of deposit	$6,558,840	$—	$—	$6,558,840
Total	$6,558,840	$—	$—	$6,558,840

The special revenue category for both periods presented includes approximately 60 individual bonds with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at September 30, 2017 were as follows:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,774,970	$17,870,218
Due one year through five years	27,079,300	27,792,150
Due five years through ten years	50,998,490	52,546,163
Due after ten years	1,987,896	2,521,915
Total	$97,840,656	$100,730,446

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Gross realized gains and losses on sales of investments for the nine-month periods ended September 30 are summarized as follows:

	2017	2016
Gross realized gains from securities:
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$139	$161
Corporate debt securities	—	20
Common stocks and nonredeemable preferred stocks	1,232,330	880,647
Auction rate securities	—	74,996
Total	$1,232,469	$955,824
Gross realized losses from securities:
General obligations of U.S. states, territories and political subdivisions	$—	$(533)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	(100)	(1,085)
Common stocks and nonredeemable preferred stocks	(255,481)	(168,688)
Other-than-temporary impairment of securities	—	(233,941)
Total	$(255,581)	$(404,247)
Net realized gain from securities	$976,888	$551,577
Net realized gain on other investments:
Gains on other investments	$13,230	$22,751
Total	$13,230	$22,751
Net realized gain on investments	$990,118	$574,328

Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
As of September 30, 2017	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$8,356,815	$(50,347)	$—	$—	$8,356,815	$(50,347)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	12,694,205	(115,937)	1,666,125	(63,366)	14,360,330	(179,303)
Corporate	2,018,260	(3,101)	—	—	2,018,260	(3,101)
Total fixed income securities	$23,069,280	$(169,385)	$1,666,125	$(63,366)	$24,735,405	$(232,751)
Equity securities	$1,229,320	$(33,463)	$—	$—	$1,229,320	$(33,463)
Total temporarily impaired securities	$24,298,600	$(202,848)	$1,666,125	$(63,366)	$25,964,725	$(266,214)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2016	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$13,884,808	$(298,533)	$—	$—	$13,884,808	$(298,533)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	16,161,906	(502,135)	—	—	16,161,906	(502,135)
Total fixed income securities	$30,046,714	$(800,668)	$—	$—	$30,046,714	$(800,668)
Equity securities	$380,400	$(48,983)	$—	$—	$380,400	$(48,983)
Total temporarily impaired securities	$30,427,114	$(849,651)	$—	$—	$30,427,114	$(849,651)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 26 and 36 securities had unrealized losses at September 30, 2017 and December 31, 2016, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded no other-than-temporary impairment charges for debt and equity investments for the nine-month period ended September 30, 2017 and $233,941 for the nine-month period ended September 30, 2016. Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of September 30, 2017:

Type of Investment	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$905,179	$905,179	$1,325,000
Real estate LLCs or LPs	Other investments	4,907,741	5,438,088	7,200,000
Small business investment LPs	Other investments	3,699,694	3,612,437	9,400,000
Total		$9,512,614	$9,955,704	$17,925,000

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of September 30, 2017 and December 31, 2016, the Company did not adjust any Level 2 fair values.

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

The Company did not hold any Level 3 category debt or equity investment securities as of September 30, 2017 or December 31, 2016.

The following table presents, by level, the financial assets carried at estimated fair value measured on a recurring basis as of September 30, 2017 and December 31, 2016. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value.

As of September 30, 2017	Level 1	Level 2	Level 3	Total
Short-term investments	$20,692,763	$—	$—	$20,692,763
Equity securities:
Common stock	45,116,461	—	—	45,116,461
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	86,909,832	—	86,909,832
Corporate debt securities*	—	13,820,614	—	13,820,614
Total	$65,809,224	$100,730,446	$—	$166,539,670

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Short-term investments	$6,558,840	$—	$—	$6,558,840
Equity securities:
Common stock	41,179,259	—	—	41,179,259
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	88,093,996	—	88,093,996
Corporate debt securities*	—	13,840,081	—	13,840,081
Total	$47,738,099	$101,934,077	$—	$149,672,176

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

The carrying amounts and estimated fair values of other financial instruments (see previous table for investments carried at estimated fair value) as of September 30, 2017 and December 31, 2016 are presented in the following table:

As of September 30, 2017	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$30,890,785	$30,890,785	$30,890,785	$—	$—
Cost-basis investments	5,342,495	5,698,667	—	—	5,698,667
Accrued interest and dividends	1,323,598	1,323,598	1,323,598	—	—
Total	$37,556,878	$37,913,050	$32,214,383	$—	$5,698,667

As of December 31, 2016	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$27,928,472	$27,928,472	$27,928,472	$—	$—
Cost-basis investments	4,244,402	4,497,665	—	—	4,497,665
Accrued interest and dividends	1,035,152	1,035,152	1,035,152	—	—
Total	$33,208,026	$33,461,289	$28,963,624	$—	$4,497,665

Certain cost-basis investments are measured at estimated fair value on a non-recurring basis, such as investments that are determined to be other-than-temporarily impaired during the period and recorded at estimated fair value in the Consolidated Financial Statements as of September 30, 2017 and December 31, 2016. There were no impairments of such investments made during the nine-month period ended September 30, 2017 or the twelve-month period ended December 31, 2016.

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $213,917,000 and $202,184,000 as of September 30, 2017 and December 31, 2016, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of September 30, 2017	As of December 31, 2016
Consolidated Balance Sheets
Other investments	$6,172,000	$6,437,000
Premiums and fees receivable	$809,000	$56,000

Financial Statement Classification,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Statements of Income	2017	2016	2017	2016
Net premiums written	$3,705,000	$4,513,000	$11,036,000	$10,993,000
Other income	$642,000	$809,000	$1,689,000	$1,541,000
Commissions to agents	$2,501,000	$3,062,000	$7,457,000	$7,465,000

Note 9 – Business Combinations, Intangible Assets and Goodwill

Recent Business Combinations

In October 2016, National Investors Holdings, LLC ("NIH"), a subsidiary of the Company, acquired all of the outstanding shares of a title insurance agency doing business in Texas. NIH paid $10 million plus a $918,000 adjustment for the title insurance agency’s net cash position at closing.

Intangible Assets

The fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from a third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired at September 30, 2017.

Identifiable intangible assets consist of the following as of September 30, 2017 and December 31, 2016:

	2017	2016
Referral relationships	$6,498,215	$6,416,215
Non-compete agreements	1,405,685	1,405,685
Tradename	560,000	560,000
Searcher network	126,000	—
Total	8,589,900	8,381,900
Accumulated amortization	(1,182,806)	(475,110)
Identifiable intangible assets, net	$7,407,094	$7,906,790

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended:
2017	$208,989
2018	683,857
2019	610,524
2020	610,524
2021	603,191
Thereafter	4,690,009
Total	$7,407,094

Goodwill and Title Plant

The Company has recognized $4,378,851 in goodwill and $690,000 in a title plant as the result of title insurance agency acquisitions.  The title plant is included with prepaid expenses and other assets in the Consolidated Balance Sheets. The fair values of goodwill and the title plant, both Level 3 inputs, are principally based on values obtained from a third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred that would indicate the carrying amounts may not be recoverable, and therefore determined that goodwill and the title plant were not impaired at September 30, 2017.

Note 10 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended September 30, 2017 and 2016:

Three Months Ended September 30, 2017	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at July 1	$13,774,631	$(106,356)	$13,668,275
Other comprehensive income before reclassifications	1,235,517	—	1,235,517
Amounts reclassified from accumulated other comprehensive income	(529,519)	1,421	(528,098)
Net current-period other comprehensive income	705,998	1,421	707,419
Ending balance	$14,480,629	$(104,935)	$14,375,694

Three Months Ended September 30, 2016	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at July 1	$14,331,320	$(111,776)	$14,219,544
Other comprehensive loss before reclassifications	(489,001)	—	(489,001)
Amounts reclassified from accumulated other comprehensive income	(282,461)	1,476	(280,985)
Net current-period other comprehensive (loss) income	(771,462)	1,476	(769,986)
Ending balance	$13,559,858	$(110,300)	$13,449,558

Nine Months Ended September 30, 2017	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,870,647	$(109,200)	$11,761,447
Other comprehensive income before reclassifications	3,252,816	—	3,252,816
Amounts reclassified from accumulated other comprehensive income	(642,834)	4,265	(638,569)
Net current-period other comprehensive income	2,609,982	4,265	2,614,247
Ending balance	$14,480,629	$(104,935)	$14,375,694

Nine Months Ended September 30, 2016	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,597,741	$(114,726)	$11,483,015
Other comprehensive income before reclassifications	2,325,045	—	2,325,045
Amounts reclassified from accumulated other comprehensive income	(362,928)	4,426	(358,502)
Net current-period other comprehensive income	1,962,117	4,426	1,966,543
Ending balance	$13,559,858	$(110,300)	$13,449,558

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended September 30, 2017 and 2016:

Three Months Ended September 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$803,938
Other-than-temporary impairments	—
Total	$803,938	Net realized gain on investments
Tax	(274,419)	Provision for Income Taxes
Net of Tax	$529,519
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(2,153)
Total	$(2,153)	(a)
Tax	732	Provision for Income Taxes
Net of Tax	$(1,421)
Reclassifications for the period	$528,098

Three Months Ended September 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$545,925
Other-than-temporary impairments	(118,703)
Total	$427,222	Net realized gain on investments
Tax	(144,761)	Provision for Income Taxes
Net of Tax	$282,461
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(2,235)
Total	$(2,235)	(a)
Tax	759	Provision for Income Taxes
Net of Tax	$(1,476)
Reclassifications for the period	$280,985

Nine Months Ended September 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$976,888
Other-than-temporary impairments	—
Total	$976,888	Net realized gain on investments
Tax	(334,054)	Provision for Income Taxes
Net of Tax	$642,834
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(6,459)
Total	$(6,459)	(a)
Tax	2,194	Provision for Income Taxes
Net of Tax	$(4,265)
Reclassifications for the period	$638,569

Nine Months Ended September 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$785,517
Other-than-temporary impairments	(233,941)
Total	$551,576	Net realized gain on investments
Tax	(188,648)	Provision for Income Taxes
Net of Tax	$362,928
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(6,705)
Total	$(6,705)	(a)
Tax	2,279	Provision for Income Taxes
Net of Tax	$(4,426)
Reclassifications for the period	$358,502

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

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 95.7% of the Company's revenues for the nine-month period ended September 30, 2017. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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
Initiatives
In efforts to provide transparency, the Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. The FOMC voted to increase the federal funds rate three additional times, at the December 2016 meeting to a target range between 0.50% and 0.75%, at the March 2017 meeting to a target range between 0.75% and 1.00%, and again at the June 2017 meeting to a target range between 1.00% and 1.25%. Any future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and 2.0% inflation. The FOMC anticipates future economic conditions to evolve in ways that will warrant gradual increases and that for some time, the federal funds rate is expected to be below long range levels. At the September 2017 meeting, the FOMC voted to keep rates unchanged and announced that the reduction of securities held on the Federal Reserve's balance sheet, also known as normalization, will begin in October 2017.
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
On July 7, 2017, the Consumer Financial Protection Bureau (“CFPB”) released final amendments to federal mortgage disclosure requirements under the Real Estate Settlement Procedures Act and the Truth in Lending Act that are implemented in Regulation Z.  The final rules were published in the Federal Register on August 11, 2017. The amendments reinforce the CFPB’s informal guidance on various issues and include clarifications and technical amendments.  The CFPB rule creates tolerances for the total of payments; adjusts a partial exemption that mainly affects housing finance agencies and nonprofits; provides a uniform rule regarding application of the integrated mortgage disclosure requirements to cooperative units; and provides guidance on sharing the disclosures with various parties involved in the mortgage origination process. While the Company is still analyzing the final rules, they are not expected to have a material impact on the Company.
In recent years, the CFPB, Office of the Comptroller of Currency and the Federal Reserve have issued memorandums to banks that communicated those agencies’ heightened focus on vetting third-party providers. Such increased regulatory involvement may affect the Company's agents and approved providers.  Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in state legislatures and before various insurance regulatory agencies. Although the Company regularly monitors such proposals, the likelihood and timing of passage of any such regulation, and the possible effects of any such regulation on the Company and its subsidiaries, cannot be determined at this time.
In recent months, both the President and certain members of Congress have questioned the CFPB's constitutionality and have indicated a desire for reform. The timing and results of reform are currently unknown; however, any changes to the CFPB could affect the Company and its results of operations.
Recently, there have been discussions of reforming current tax law by members of Congress and the President, including revisions to individual and corporate taxes as well as the possibility of eliminating or limiting tax-deferred exchanges currently permitted under Section 1031 of the Internal Revenue Code. The timing and results of implementation of any such changes are currently unknown; however any changes to tax laws could affect the Company and its results of operations.
Real Estate Environment
Overall, the economy is expanding and there has been a steady reduction in unemployment in recent years. The Mortgage Bankers Association's (“MBA”) September 2017 Economic and Mortgage Finance Commentary predicts 2017 overall growth in the housing purchase market driven by higher demand from economic and job market strength. The unemployment rate is projected to decrease to 4.2% and wage rates are projected to increase in the medium-term as job openings continue to outpace hiring. Interest rates are likely to rise as the FOMC is projected to raise rates one more time in 2017.
The MBA September 12, 2017 Mortgage Finance Forecast (“MBA Forecast”) projects 2017 purchase activity to increase 9.9% to $1,088 billion and refinance activity to decrease 36.6% to $571 billion, resulting in a decrease in total mortgage originations of 12.3% to $1,659 billion, all from 2016 levels. In 2016, purchase activity accounted for 52.4% of all mortgage originations and is projected to represent 65.6% of all mortgage originations in 2017.
According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 4.0% and 3.6% for the nine-month periods ended September 30, 2017 and 2016, respectively. Per the MBA Forecast, refinancing is expected to be lower in 2017 as mortgage interest rates are projected to climb to 4.2% in the fourth quarter of 2017.
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

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the nine-month period ended September 30, 2017, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.

Results of Operations

The following table presents certain income statement data for the three- and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net premiums written	$36,612,558	$36,306,522	$102,918,454	$87,357,972
Investment income – interest and dividends	1,087,054	1,160,983	3,297,634	3,478,999
Net realized gain on investments	803,938	439,326	990,118	574,328
Other	4,633,915	3,094,874	13,864,170	8,280,139
Total Revenues	43,137,465	41,001,705	121,070,376	99,691,438

Operating Expenses:
Commissions to agents	17,641,272	18,739,151	50,569,972	45,946,379
Provision (benefit) for claims	1,854,493	(1,067,853)	2,714,717	(403,982)
Salaries, employee benefits and payroll taxes	9,820,578	8,300,823	29,464,824	22,945,972
Office occupancy and operations	2,309,575	1,496,948	6,445,880	4,526,710
Business development	639,923	608,532	1,987,028	1,695,180
Filing fees, franchise and local taxes	203,912	191,574	935,476	688,731
Premium and retaliatory taxes	673,126	673,551	1,918,951	1,559,631
Professional and contract labor fees	447,651	523,504	1,375,291	1,599,603
Other	630,320	157,308	1,944,419	629,539
Total Operating Expenses	34,220,850	29,623,538	97,356,558	79,187,763

Income before Income Taxes	8,916,615	11,378,167	23,713,818	20,503,675

Provision for Income Taxes	2,990,000	3,249,000	7,647,000	6,040,000

Net Income Attributable to the Company	$5,926,457	$8,126,939	$16,077,704	$14,470,359

Insurance and Other Services Revenues

Insurance and other services revenues include net premiums written plus other title fee income, commission income, trust income, management services income and exchange services income. Investment income and realized investment gains and losses are not included in insurance and other services revenues and are discussed separately under “Investment Related Revenues” below.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three- and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	%	2016	%	2017	%	2016	%
Home and Branch	$10,871,775	29.7%	$10,672,619	29.4%	$30,296,701	29.4%	$24,303,104	27.8%
Agency	25,740,783	70.3%	25,633,903	70.6%	72,621,753	70.6%	63,054,868	72.2%
Total	$36,612,558	100.0%	$36,306,522	100.0%	$102,918,454	100.0%	$87,357,972	100.0%

Home and Branch Office Net Premiums: In the Company's home office and branch operations, the Company retains the entire premium for all title insurance policies issued, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 1.9% and 24.7% for the three- and nine-month periods ended September 30, 2017, respectively, compared with the prior year periods. The slight increase for the three-month period ended September 30, 2017 was primarily attributable to an increase in purchase transactions with variations in the market mix of business that resulted in a slightly lower average premium per policy. The increase for the nine-month period ended September 30, 2017 was primarily attributable to growth in premium volume stemming from higher levels of homes sales and average real estate values and revised premium rates filed in North Carolina, partially offset by lower refinance activity.

During the quarter ended March 31, 2016, the North Carolina Title Insurance Rating Bureau, which establishes premium rates for title insurance in North Carolina, and of which Investors Title Insurance Company is a member, filed updated premium rates that took effect on April 1, 2016.  The revised rates positively impacted the Company's branch and agency premiums by approximately $3,047,000 for the nine-month period ended September 30, 2017, compared with $2,400,000 for the same prior year period.

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

Agency net premiums written increased 0.4% and 15.2% for the three- and nine-month periods ended September 30, 2017, respectively, compared with the prior year periods. The increases for the three- and nine-month periods ended September 30, 2017 were primarily attributable to the addition of new title insurance agents in the Company's Texas and southeast markets, higher levels of real estate activity from existing agents and overall higher home prices, partially offset by lower refinance activity.

Following is a schedule of net premiums written for the three- and nine-month periods ended September 30, 2017 and 2016 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently write insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State	2017	2016	2017	2016
North Carolina	$14,128,480	$13,782,187	$39,502,056	$31,540,890
Texas	7,294,401	7,069,431	20,153,555	17,367,044
South Carolina	3,698,254	3,541,902	10,357,916	8,312,574
Georgia	3,493,075	3,498,742	9,160,373	8,013,787
Virginia	1,614,801	1,756,468	4,486,593	4,745,121
All Others	6,460,531	6,686,540	19,448,956	17,437,969
Premiums	36,689,542	36,335,270	103,109,449	87,417,385
Reinsurance Assumed	—	—	2,756	10,946
Reinsurance Ceded	(76,984)	(28,748)	(193,751)	(70,359)
Net Premiums Written	$36,612,558	$36,306,522	$102,918,454	$87,357,972

Other Revenues

Other revenues primarily include commission income, title fee income, trust income, management services income, exchange services income, state tax credit income and income related to the Company’s equity method investments. Other revenues were $4,633,915 and $13,864,170 for the three- and nine-month periods ended September 30, 2017, respectively, compared with $3,094,874 and $8,280,139 for the same prior year periods. The increase for the three- and nine-month periods ended September 30, 2017 primarily related to increases in revenue from title fees and commission income from title agencies.

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

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable bonds, tax-exempt bonds and equity securities.  The Company also invests in short-term investments that include commercial paper, money-market funds and certificates of deposit. In addition, the Company holds other investments that are primarily investments in partnerships structured as limited liability companies. The Company strives to maintain a high quality investment portfolio.  Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.
Investment income was $1,087,054 and $3,297,634 for the three- and nine-month periods ended September 30, 2017, respectively, compared with $1,160,983 and $3,478,999 for the same prior year periods. The decrease in investment income for the three- and nine-month periods ended September 30, 2017 was primarily due to a lower level of investments in fixed income securities, partially offset by an increase in equity securities.

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
The net realized gain on investments was $803,938 and $990,118 for the three- and nine-month periods ended September 30, 2017, respectively, compared with $439,326 and $574,328 for the same prior year periods. The net realized gain on investments for the nine-month period ended September 30, 2017 did not include any impairment charges. The net realized gain on investments for the nine-month period ended September 30, 2016 included impairment charges of $233,941 on certain investments and other assets that were deemed to be other-than-temporarily impaired, offset by a net realized gain on the sales of investments and other assets of $808,269. Management believes unrealized losses on remaining fixed income and equity securities at September 30, 2017 are temporary in nature.

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

Expenses

The Company's operating expenses consist primarily of commissions to agents, salaries, employee benefits and payroll taxes, office occupancy and operations and the provision for claims. Operating expenses increased 15.5% and 22.9% for the three- and nine-month periods ended September 30, 2017, respectively, compared with the same prior year periods. The increase for the three-month period ended September 30, 2017 was primarily due to increases in the provision for claims, salaries, employee benefits and payroll taxes and office and occupancy expenses, partially offset by a decrease in commissions. The increase for the nine-month period ended September 30, 2017 was primarily due to increases in salaries, employees benefits and payroll taxes, commissions, the provision for claims and office occupancy and operations. In addition, the inclusion of expenses for a title agency acquired in the fourth quarter of 2016 contributed to the higher expense levels for the three- and nine- month periods ended September 30, 2017.

Following is a summary of the Company's operating expenses for the three- and nine-month periods ended September 30, 2017 and 2016. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	%	2016	%	2017	%	2016	%
Title Insurance	$32,332,682	94.5%	$27,967,210	94.4%	$91,654,372	94.1%	$74,302,399	93.8%
All Other	1,888,168	5.5%	1,656,328	5.6%	5,702,186	5.9%	4,885,364	6.2%
Total	$34,220,850	100.0%	$29,623,538	100.0%	$97,356,558	100.0%	$79,187,763	100.0%

On a combined basis, after-tax profit margins were 13.7% and 13.3% for the three- and nine-month periods ended September 30, 2017, respectively, and 19.8% and 14.5% for the three- and nine-month periods ended September 30, 2016, respectively. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Total Company
Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and payroll taxes, and bonuses paid to employees. Salaries, employee benefits and payroll taxes were $9,820,578 and $29,464,824 for the three- and nine-month periods ended September 30, 2017, respectively, compared with $8,300,823 and $22,945,972 for the same prior year periods. On a consolidated basis, salaries, employee benefits and payroll taxes as a percentage of total revenues were 22.8% and 24.3% for the three- and nine-month periods ended September 30, 2017, respectively, compared with 20.2% and 23.0% for the same prior year periods. The increases in payroll expenses for the three-month period ended September 30, 2017 primarily related to increases in salaries, benefits and payroll expenses associated with the acquisition of a title agency that was acquired in the fourth quarter of 2016 and other staffing and inflationary increases. The increase for the nine-month period ended September 30, 2017 was primarily attributable to the same factors as the three-month period ended September 30, 2017, in addition to higher levels of incentive compensation.

Office Occupancy and Operations: Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Office occupancy and operations expenses were $2,309,575 and $6,445,880 for the three- and nine-month periods ended September 30, 2017, respectively, compared with $1,496,948 and $4,526,710 for the same prior year periods. The increases in expenses in 2017 primarily related to increases in office equipment, contract services and facilities.

Business Development: Business development expenses primarily include marketing and travel-related expenses. Business development expenses were $639,923 and $1,987,028 for the three- and nine-month periods ended September 30, 2017, respectively, compared with $608,532 and $1,695,180 for the same prior year periods. The increase for the three- and nine-month periods ended September 30, 2017 primarily related to an increase in marketing expenses.

Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes, and local taxes. Filing fees, franchise and local tax expenses were $203,912 and $935,476 for the three- and nine-month periods ended September 30, 2017, respectively, compared with $191,574 and $688,731 for the same prior year periods.

Professional and Contract Labor Fees: Professional and contract labor fees were $447,651 and $1,375,291 for the three- and nine-month periods ended September 30, 2017, respectively, compared with $523,504 and $1,599,603 for the same prior year periods. The decrease for the three-month period ended September 30, 2017 was primarily attributable to a decline in consulting fees. The decrease for the nine-month period ended September 30, 2017 was primarily attributable to a decline in consulting and legal fees.

Other Expenses: Other operating expenses primarily include amortization of intangible assets, miscellaneous expenses of the title segment and miscellaneous operating expenses of the trust division. These amounts typically fluctuate in relation to transaction volume of the title segment and the trust division. Other expenses were $630,320 and $1,944,419 for the three- and nine-month periods ended September 30, 2017, respectively, compared with $157,308 and $629,539 for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2017 were primarily attributable to increases in amortization of intangible assets attributable to the acquisition of a title insurance agency and miscellaneous title expenses.

Title Insurance
Commissions: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents decreased 5.9% and increased 10.1% for the three- and nine-month periods ended September 30, 2017, respectively, compared with the same prior year periods. Commission expense as a percentage of net premiums written by agents was 68.5% and 69.6% for the three- and nine-month periods ended September 30, 2017, respectively, compared with 73.1% and 72.9% for the same prior year periods. The lower commission expense as a percentage of net premiums written in 2017 and the lower commission expense for the three-month period ended September 30, 2017 were primarily due to the elimination of intercompany commissions for affiliated agents upon consolidation and changes in geographic mix. The increase in commission expense for the nine-month period ended September 30, 2017 was primarily attributable to higher agent premium volume. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims: The provision for claims as a percentage of net premiums written was 5.1% and 2.6% for the three- and nine-month periods ended September 30, 2017, respectively, compared with (2.9)% and (0.5)% for the same prior year periods. The increase in the provision for claims for the three- and nine-month periods ended September 30, 2017 compared with the same prior year periods primarily related to favorable loss development in 2016 for policy years 2009 through 2015.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which is actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $2,812,717 and $1,848,018 for the nine-month periods ended September 30, 2017 and 2016, respectively.

Reserves for Claims:  At September 30, 2017, the total reserve for claims was $35,207,000. Of that total, approximately $4,875,000 was reserved for specific claims, and approximately $30,332,000 was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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
Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes.  However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium and retaliatory tax rates vary from state to state; accordingly, the total premium and retaliatory tax incurred is dependent upon the geographical mix of insurance revenues.  Premium and retaliatory taxes as a percentage of net premiums written were 1.8% and 1.9% for the three- and nine-month periods ended September 30, 2017, respectively, compared with 1.9% and 1.8% for the same prior year periods.

Income Taxes

The provision for income taxes was $2,990,000 and $7,647,000 for the three- and nine-month periods ended September 30, 2017, respectively, compared with $3,249,000 and $6,040,000 for the same prior year periods. Income tax expense as a percentage of earnings before income taxes was 33.5% and 32.2% for the three- and nine-month periods ended September 30, 2017, respectively, compared with 28.6% and 29.5% for the same prior year periods. The effective income tax rate for both 2017 and 2016 was below the U.S. federal statutory income tax rate of 34%, primarily due to the effect of tax-exempt income. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through September 30, 2017 will be realized. However, this judgment could be impacted by further market fluctuations.

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
Cash Flows: Net cash flows provided by operating activities were $18,863,290 and $14,794,003 for the nine-month periods ended September 30, 2017 and 2016, respectively. Cash flows from operating activities increased in 2017 from 2016, primarily due to an increases in accounts payable, the provision for claims and net income, partially offset by a decrease in the provision for deferred taxes.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the payment of dividends. In 2017, the Company had higher levels of investment purchase activity, payment of dividends and purchases of property, partially offset by lower repurchases of common stock compared with the prior year period.

The Company maintains a high degree of liquidity within its investment portfolio, classified as available-for-sale, in the form of cash, short-term investments and other readily marketable securities. As of September 30, 2017, the Company held cash and cash equivalents of $30,890,785, short-term investments of $20,692,763, fixed maturity securities of $100,730,446 and equity securities of $45,116,461. The net effect of all activities on total cash and cash equivalents was an increase of $2,962,313 in 2017.

Capital Resources: The amount of capital resources the Company maintains is influenced by state regulation, the need to maintain superior financial ratings from third-party rating agencies and other marketing and operational considerations.
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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of September 30, 2017, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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
Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company has purchased 300 shares for the nine-month period ended September 30, 2017 and 66,803 shares for the same period in 2016 at an average per share price of $165.35 and $93.10, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.
Capital Expenditures: Capital Expenditures were approximately $2,343,000 for the nine-month period ended September 30, 2017. In 2017, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $213,917,000 and $202,184,000 as of September 30, 2017 and December 31, 2016, respectively. These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

External assets under management of Investors Trust Company are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.

It is not the general practice of the Company to enter into off-balance sheet arrangements or issue guarantees to third parties. The Company does not have any material source of liquidity or financing that involves off-balance sheet arrangements. Other than items noted above, off-balance sheet arrangements are generally limited to the future payments under noncancelable operating leases and payments due under various agreements with third-party service providers.

Recent Accounting Standards

For a description of recent accounting pronouncements, please refer to Note 1 to the Notes to Consolidated Financial Statements herein.

Safe Harbor for Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” "may," “should,” “could,” “would” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Without limitation, projected developments in mortgage interest rates and the overall economic environment set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Trends and Recent Conditions” constitute forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties.

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

•	the desirability to maintain capital above statutory minimum requirements for competitive, marketing and other reasons;

•	heightened regulatory scrutiny and investigations of the title insurance industry;

•	the Company’s dependence on key management and marketing personnel, the loss of whom could have a material adverse effect on the Company’s business;

•	difficulty managing growth, whether organic or through acquisitions;

•	unfavorable economic or other conditions could cause the Company to record impairment charges for all or a portion of its goodwill and other intangible assets;

•	reform of government-sponsored entities that could adversely impact the Company;

•	policies and procedures for the mitigation of risks that may be insufficient to prevent losses;

•	the shareholder rights plan could discourage transactions involving actual or potential changes of control; and

•	other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended September 30, 2017, there were no material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Unfavorable economic or other conditions could cause the Company to record impairment charges for all or a portion of its goodwill and other intangible assets.
As a result of acquisition activity, the Company has goodwill and other intangible assets that are approximately 4.7% of total assets as of September 30, 2017. Quarterly, the Company performs an impairment analysis that reviews changes in events or circumstances that could lead to the carrying value not being recoverable. Economic downturns or poor performance of the acquisitions could result in the Company recognizing an impairment of a portion or all of the goodwill and intangible assets on the Company’s books and could have a material adverse effect on the Company’s results of operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)        None
(b)        None
(c)       The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended September 30, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				429,707
July 2017	—	$—	—	429,707
August 2017	230	$176.60	230	429,477
September 2017	—	$—	—	429,477
Total:	230	$176.60	230	429,477

 For the quarter ended September 30, 2017, the Company purchased 230 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  November 6, 2017