Form 10-K
period 2017-12-31
INVESTORS TITLE CO
filed 2018-03-12
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2017
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

Smaller reporting company

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  [   ]     No  [X]
The aggregate market value of the shares held by non-affiliates of the registrant as of June 30, 2017 was $342,728,481 based on the closing price on the NASDAQ Stock Market LLC.
As of February 16, 2018, there were 1,885,869 common shares of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 16, 2018 are incorporated by reference in Part III hereof.

Safe Harbor and Forward-Looking Statements

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

Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

•	changes in general economic, business, and political conditions, including the performance of the financial and real estate markets and potential reform of government sponsored entities;

•
the level of real estate transaction volumes, the level of mortgage origination volumes (including refinancing) and changes to the insurance requirements of the participants in the secondary mortgage market, and the effect of these factors on the demand for title insurance;

•	the possible inadequacy of provisions for claims to cover actual claim losses;

•	the incidence of fraud-related losses;

•	unanticipated adverse changes in securities markets could result in material losses to the Company’s investments;

•
significant competition that the Company’s operating subsidiaries face, including the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner and expansion into new geographic locations;

•	the Company’s reliance upon the North Carolina and Texas markets for a significant portion of its premiums, comprising approximately 38.3% and 19.1% of premiums written, respectively;

•	compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;

•	the impact of governmental oversight of compliance of the Company’s service providers, including the application of financial regulation designed to protect consumers;

•	possible downgrades from a rating agency, which could result in a loss of underwriting business;

•	the inability of the Company to manage, develop and implement technological advancements and prevent system interruptions or unauthorized system intrusions;

•
statutory requirements applicable to the Company’s insurance subsidiaries that require them to maintain minimum levels of capital, surplus and reserves and that restrict the amount of dividends they may pay to the Company without prior regulatory approval;

•	the desire to maintain capital above statutory minimum requirements for competitive, marketing and other reasons;

•	heightened regulatory scrutiny and investigations of the title insurance industry;

•	the Company’s dependence on key management and marketing personnel, the loss of whom could have a material adverse effect on the Company’s business;

•	difficulty managing growth, whether organic or through acquisitions;

•	unfavorable economic or other conditions could cause the Company to record impairment charges for all or a portion of its goodwill and other intangible assets;

•	policies and procedures for the mitigation of risks may be insufficient to prevent losses;

•	the shareholder rights plan could discourage transactions involving actual or potential changes of control; and

•	other risks detailed elsewhere in this document and in the Company’s other filings with the SEC.

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

Title insurance protects against losses resulting from title defects affecting real property. Upon a real estate closing, the seller of real property executes a deed to the new owner, and typically, the property is encumbered with a new mortgage. When real property is conveyed from one party to another, occasionally there is an undisclosed or undiscovered defect in the title or a mistake or omission in a prior deed or mortgage that may give a third party a legal claim against such property or result in the invalidity or unenforceability of the insured mortgage. If a claim is made against the title to real property, title insurance provides indemnification against covered defects.

Numerous types of defects could jeopardize the property owner’s or mortgagee’s interest in the property for which a title policy may provide coverage. Such risks include title being vested in an individual or entity other than the insured, lack of a right of access to the property, invalidity or unenforceability of the insured mortgage, or other liens or encumbrances that make the property unmarketable. The policy may provide coverage for defects arising from prior unsatisfied mortgages, judgments, tax liens or confirmed assessments, or encumbrances against the property arising through easements, restrictions or other existing covenants. Title insurance may also protect against deeds or mortgages that were forged or improperly acknowledged or delivered, that were executed by spouses without the other spouse’s signature or that were conveyed by minors or other persons who lack legal capacity.

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

At any given time, the insurer’s actual risk of monetary loss under outstanding policies is only a portion of the aggregate insured risk, or total face amount, of all policies in force. The lower risk results primarily from the reissuance of title insurance policies for the same property by other underwriters over time when such property is subsequently conveyed or refinanced. The coverage on a lender’s title insurance policy is reduced and eventually terminated as the mortgage loan is paid. An owner’s policy is effective as long as the insured has an ownership interest in the property or has liability under warranties of title. Due to the variability of these factors, the aggregate contingent liability of the Company’s title underwriters on outstanding policies cannot be determined with precision.

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

NITIC was incorporated in South Carolina in 1973, and is licensed to write title insurance in 20 states and the District of Columbia. In November 2014, NITIC redomesticated to Texas. NITIC currently writes title insurance as a primary insurer in Texas, and as a reinsurer for ITIC.

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

In 1988, the Company established ITEC to provide services in connection with tax-deferred exchanges of like-kind property pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended. ITEC acts as a qualified intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property. The services provided by the Company’s exchange division, ITEC and ITAC, are pursuant to provisions in the Internal Revenue Code. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange division.

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

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital, surplus and reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, approving related party transactions, as well as examining and auditing title insurers. At December 31, 2017, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states where they are licensed. A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various state laws to maintain assets of a defined minimum quality and amount.

The Company’s insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed as well as required periodic examinations. These and other governmental authorities have the power to enforce state and federal laws to which the title insurance subsidiaries are subject. These governmental authorities include, but are not limited to, the Consumer Financial Protection Bureau (“CFPB”), which enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance governing the real estate settlement industry. The CFPB has the authority to identify and address, through regulation, unfair, deceptive and abusive practices in the mortgage industry and certain other settlement service industries.

On July 7, 2017, the CFPB released final amendments to federal mortgage disclosure requirements under RESPA and the Truth in Lending Act that are implemented in Regulation Z. The final rules were published in the Federal Register on August 11, 2017. The amendments reinforce the CFPB’s informal guidance on various issues and include clarifications and technical amendments. The CFPB rule creates tolerances for the total of payments; adjusts a partial exemption that mainly affects housing finance agencies and nonprofits; provides a uniform rule regarding application of the integrated mortgage disclosure requirements to cooperative units; and provides guidance on sharing the disclosures with various parties involved in the mortgage origination process. The final rule did not have a material impact on the Company.
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
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”), was enacted into law. The new tax legislation, among other changes, reduces the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As required under generally accepted accounting principles, the Company’s deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate income tax rate, and the impact was recognized in our provision for income taxes in the fourth quarter of 2017. The revaluation resulted in a benefit of approximately $5.3 million, or $2.82 per diluted share.

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

CUSTOMER AND LENDER CONCENTRATION

The Company is not dependent upon any single title insurance customer or a few customers, and the loss of any single customer would not have a material adverse effect on the Company.

Based on information from Mortgage Daily, published on February 23, 2017 by the Washington Post titled The Mortgage Market Is Now Dominated By Non-Bank Lenders, there were 10 lending institutions in the United States that accounted for approximately 44% of all mortgage originations in the United States in 2016. These lending institutions benefit from title insurance policies that are purchased by borrowers on the lending institutions’ behalf as a condition to the making of loans. Refusal by major market lenders to accept our product offerings could have a material adverse effect on the Company.

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in municipal government securities and investment grade corporate bonds and equity securities. The Company’s debt and equity securities are classified as available for sale and carried at fair market value. The Company’s investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries. The Company’s investment portfolio is managed internally and via a wholly owned subsidiary. The securities in the Company’s portfolio are subject to economic conditions and normal market risks. Equity securities at December 31, 2017 and 2016 consisted of investments in various industry groups. The Company’s investment portfolio did not include any significant investments in banks, trust or insurance companies at December 31, 2017 or 2016. Short-term investments, which consist primarily of money market instruments and certificates of deposit which have an original maturity of one year or less, are carried at cost, which approximates fair value due to the short duration to maturity. In addition, at December 31, 2017 and 2016, the Company held investments that are accounted for using the equity method (see Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.)

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

EMPLOYEES

The Company and its subsidiaries had 360 full-time employees and 23 part-time employees as of December 31, 2017. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

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

Executive Officers of the Company
Following is information regarding the executive officers of the Company as of February 23, 2018. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	83	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	55	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	51	Executive Vice President, Secretary and Director
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
The demand for the Company’s title insurance and other real estate transaction products and services varies from year to year and is dependent upon, among other factors, the volume of residential and commercial real estate transactions and mortgage financing transactions. The volume of these transactions has historically been influenced by factors such as the overall state of the economy, the average price level of real estate sales and the availability and pricing of mortgage financing. During periods of economic uncertainty, or when the availability of mortgage credit is limited or when mortgage interest rates are increasing, real estate activity typically declines. The cyclical nature of the Company’s business has caused volatility in revenue and profitability in the past and could do so in the future.
Demand for title insurance also depends in part upon the requirement by mortgage lenders and other participants in the secondary mortgage market that title insurance policies be obtained on residential and commercial real property.

The Company may experience material losses resulting from fraud, defalcation or misconduct.
Underwriting agents and approved settlement providers, which can include approved settlement agents, attorneys and search firms, perform a significant portion of the work necessary to issue the Company’s title insurance policies. These agents and providers operate with a substantial degree of independence from the Company, and while they are subject to certain contractual limitations designed to mitigate the Company’s risk, there is no guarantee that these limitations will eliminate all associated risks. As a result, the Company’s use of title agents and approved providers could result in claims on the Company’s policies and other expenses due to fraud and negligence. Fraud, defalcation, errors and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business. Agents and approved attorneys typically handle large sums of money in trusts pursuant to the closing of real estate transactions. Misappropriation of funds by any of these parties could result in title claims, some of which could be large and have a material negative impact on the Company’s results of operations and financial condition.
The Company relies upon the North Carolina and Texas markets for a significant portion of its premiums. Changes in the economic or regulatory environments in North Carolina or Texas could have an adverse impact on the Company.

North Carolina and Texas are the largest sources of premium revenue for the Company’s title insurance subsidiaries. In 2017, North Carolina and Texas represented 38.3% and 19.1% of total premiums written by the Company, respectively. A decrease in the level of real estate activity in either North Carolina and/or Texas, whether driven by weak economic conditions, changes in regulatory environments or other factors that influence demand, could have a negative impact on the Company’s financial results.

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
The Company’s title insurance subsidiaries are subject to regulations by the CFPB, created by the Dodd-Frank Act. The CFPB has extensive regulatory and enforcement authority over real estate and mortgage markets, including RESPA, the primary federal regulatory guidance governing the real estate settlement industry. The manner and extent to which the CFPB will implement new regulations is not fully known; however, any new regulations implemented could result in changes to internal processes, including changes to systems and forms.

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
Insurance holding companies are subject to periodic examinations and the regulation of acquisitions, intercompany transactions and changes in control, among other regulations, by state regulators.
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
The Company derives a substantial portion of its income from its investment portfolio that primarily includes fixed-income and equity securities. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company’s investment portfolio is subject to risk from changes in general economic conditions, prices of marketable fixed-income and equity securities, interest rates, liquidity, credit markets, and other external factors. The risk of loss is increased during periods of economic uncertainty and tight credit markets as these factors could limit the ability of some issuers to repay their debt obligations. If the carrying value of the Company’s investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of its investments, which could have a material negative impact on the Company’s results of operations and financial condition.

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
Breaches and failures of, and other disruptions to, the Company’s information technology systems may disrupt the Company’s operations, result in monetary losses and harm the Company’s reputation.
The Company relies on information technology (“IT”) systems for a wide range of activities involved in the delivery of its products and services, including, but not limited to the following:

•	process title insurance applications and policy issuances;
•	perform due diligence on land titles;
•	manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of the Company and its customers;
•	manage billing, collections and payables, including insurance premiums, agent commissions;
•	manage accounting and financial reporting; and
•	manage payroll and human resources information.
The Company’s IT systems may be disrupted or fail, and information stolen or otherwise misappropriated, for a number of reasons, including:

•	hacking, computer viruses, malware, ransomware or other cyber-attacks;
•	software “bugs”, hardware defects or human error;
•	natural disasters, like fires; or
•	power loss.
Any of these events could disrupt operations both internally and externally, which may result in the loss of revenues. These events could also result in the unauthorized release of proprietary and/or non-public information, or even defalcation of corporate or client funds.
The Company’s information technology systems have been subject to, and are likely to continue to be the target of, computer viruses, cyber-attacks, phishing attacks and other malicious activity. The Company invests resources in maintaining the security of its systems and adapting to evolving security threats. There is however no guarantee that its security measures will be adequate to prevent all cyberattacks. There is similarly no guarantee that the Company’s backup systems or disaster recovery procedures will be adequate to mitigate losses due to IT system disruptions in a timely fashion, and the Company may incur significant expense in correcting IT system emergencies. The Company’s reputation may also be damaged in the event of a serious IT breach or failure. Furthermore, as technology develops, and as cybercriminals become more capable, the difficulty and expense of maintaining IT security and redundancy may increase.
To the extent the Company’s IT systems store non-public personal information, and information about its employees, security breaches may expose the Company to other serious liabilities and reputational harm if such data is misappropriated. Non-public personal information may include, but is not limited to, names, addresses, social security numbers, and banking information.
Furthermore, certain laws to which the Company or its subsidiaries are subject and certain contracts to which they are a party, particularly contracts with financial institutions, require notification to various parties, consumers and customers in the event that confidential or personal information may have been or was accessed by unauthorized third parties. Such an event could potentially result in a breach of contract, and any required notifications could result in, among other things, the loss of customers, negative publicity, distraction of management, fines, lawsuits for breach of contract, regulatory inquiries or involvement and a decline in sales.

The Company seeks to mitigate the financial risk associated with unauthorized disclosure of non-public information by maintaining cyber liability insurance coverage. As cybercriminals continue to become more sophisticated however, the costs to insure against cyber-attacks may rise.
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
Technological changes in the title insurance industry are driven primarily by evolution in technology, competitive factors and regulatory changes. These changes have resulted in faster information delivery and efficient, highly automated production processes. The inability of the Company to manage, develop or successfully implement new systems or technological changes could negatively impact profitability.
Unfavorable economic or other conditions could cause the Company to record impairment charges for all or a portion of its goodwill and other intangible assets.
As a result of acquisition activity, the Company has goodwill and other intangible assets that comprise approximately 4.6% of total assets as of December 31, 2017. Quarterly, the Company performs an impairment analysis that reviews changes in events or circumstances that could lead to the carrying value not being recoverable. Economic downturns or poor performance of the acquisitions could result in the Company recognizing an impairment of a portion or all of the goodwill and intangible assets on the Company’s books and could have a material adverse effect on the Company’s results of operations.
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
The Company’s future growth plans involve expansion into new geographic locations and further penetration into established markets through new or existing agents, or through acquisitions. Such growth may subject the Company to associated risks, such as diverting management’s attention, incurring unanticipated liabilities from an acquired business, difficulty integrating an acquired entity, or retaining its employees or customers and realization of synergies. The occurrence of any of these risks may deprive the Company of some or all of the anticipated value of an acquisition or other growth initiatives, resulting in lower returns on investment and result in a negative impact on the Company’s results of operations. These risks could be particularly significant if the Company incurs significant costs in pursuing an acquisition or other initiatives.
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
The title insurance industry is subject to scrutiny by both federal and state regulators focusing on violations of state insurance codes, RESPA and similar state and federal laws, among others. The Company’s insurance subsidiaries occasionally receive inquiries from regulators involving market conduct. Future inquiries could lead to fines for violations, settlements with regulating authorities that could result in fines or requirements to pay claims and the potential for further regulation. The results of future inquiries could adversely affect the Company’s results of operations and financial condition.

Mortgage lending is highly concentrated and changes in relationships with lenders or reform of government-sponsored entities could adversely affect the Company.
In 2016, the 10 largest mortgage lenders accounted for slightly less than half of all mortgage originations in the United States. Refusal by major market lenders to accept our product offerings could have a material adverse effect on the Company. Furthermore, government-sponsored entities, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), often require the purchase of title insurance for home loans they securitize. The federal government has had discussions about the possible reform of Fannie Mae and Freddie Mac. Changes to these entities could impact the entire mortgage loan process and as a result, could impact the demand for title insurance. The timing and results of reform are currently unknown; however, changes to these entities could adversely impact the Company and its results of operations.
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
The Company is an insurance holding company and it has no substantial operations of its own. Its principal assets are investments in its operating subsidiaries, primarily its insurance subsidiaries. The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans. The Company’s insurance subsidiaries are subject to regulations that limit the amount of dividends, loans or advances they may make to the Company. The restriction on these amounts is based on the amount of the insurance subsidiaries’ unassigned surplus and net income, with certain adjustments. Additionally, these subsidiaries are required to maintain minimum amounts of capital, surplus and reserves. As of December 31, 2017, approximately $102,082,000 of consolidated stockholders’ equity represented the net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior approval by the appropriate regulatory body. These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or fund growth opportunities.
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

Item 4. Mine Safety Disclosures
Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data and Dividends

The Common Stock of the Company is traded under the symbol “ITIC” on the NASDAQ Stock Market LLC. The number of record holders of common stock at December 31, 2017 was 269. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories. The following table shows, for the periods indicated, the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Global Market, and cash dividends declared.

	2017			2016
	High	Low	Dividend Paid	High	Low	Dividend Paid
First Quarter	$163.34	$118.10	$0.20	$99.89	$76.35	$0.16
Second Quarter	$199.75	$153.71	$0.35	$106.80	$82.13	$0.16
Third Quarter	$196.79	$169.25	$0.40	$102.70	$88.70	$0.20
Fourth Quarter	$203.97	$178.50	$2.80	$174.10	$93.78	$0.20
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
For the quarter ended December 31, 2017, the Company purchased 1,033 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000. On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. During the year ended December 31, 2017, the Company purchased a total of 1,333 shares of the Company’s common stock at an average per share price of $183.67 under the Company’s repurchase plan. As of December 31, 2017, there was authority remaining under the plan to purchase up to an aggregate of 428,444 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Common Stock Performance Graph
Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s common stock to the cumulative return of the NASDAQ Composite Index and a peer group consisting of certain companies in the title insurance industry (SIC Code 6361) for the period commencing December 31, 2012 and ending December 31, 2017. The graph assumes that $100 was invested in the Company’s common stock, the NASDAQ Composite Index and the peer group on December 31, 2012 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 6. SELECTED FINANCIAL DATA
(amounts in thousands except per share data)

For the Year	2017	2016	2015	2014	2013
Net premiums written	$138,589	$120,569	$111,909	$109,567	$113,669
Investment income	4,444	4,684	4,531	4,260	3,895
Revenues	161,649	138,492	127,200	123,119	126,251
Net income attributable to the Company	25,707	19,523	12,534	9,649	14,708

Per Share Data
Basic earnings per common share	$13.63	$10.23	$6.32	$4.75	$7.15
Weighted average shares outstanding – Basic	1,886	1,908	1,984	2,032	2,056
Diluted earnings per common share	$13.56	$10.19	$6.30	$4.74	$7.08
Weighted average shares outstanding – Diluted	1,896	1,915	1,990	2,038	2,077
Cash dividends per share	$3.75	$0.72	$0.40	$0.32	$0.32

At Year-End
Assets	$248,913	$228,938	$211,522	$198,039	$188,306
Investments	186,520	160,854	160,552	159,411	142,764
Stockholders’ equity attributable to the Company	177,835	155,045	142,670	137,564	128,062
Book value/share attributable to the Company	94.29	82.28	73.17	67.99	62.86

Performance Ratios
Net income attributable to the Company to:
Average stockholders’ equity attributable to the Company	15.44%	13.12%	8.95%	7.27%	12.12%
Total revenues	15.90%	14.10%	9.85%	7.84%	11.65%

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

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 95.6% of the Company’s revenues in 2017. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

Revenues for the title insurance segment primarily result from purchases of new and existing residential and commercial real estate, refinance activity and certain other types of mortgage lending such as home equity lines of credit.

Title insurance premiums vary from state to state and are subject to extensive regulation. Statutes generally provide that rates must not be excessive, inadequate or unfairly discriminatory. The process of implementing a rate change in most states involves pre-approval by the applicable state insurance regulator.

Volume is a factor in the Company’s profitability due to fixed operating costs which are incurred by the Company regardless of title insurance premium volume. The resulting operating leverage tends to amplify the impact of changes in volume on the Company’s profitability. The Company’s profitability also depends, in part, upon its ability to manage its investment portfolio to maximize investment returns and to minimize risks such as interest rate changes, defaults and impairments of assets.

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

The Company’s exchange services division, consisting of the operations of ITEC and ITAC, provides customer services in connection with tax-deferred real property exchanges. ITEC serves as a qualified intermediary in like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the sale of the old property and the purchase of the new property, and accepting the formal identification of the replacement property within the required identification period. ITAC serves as exchange accommodation titleholder in reverse exchanges. An exchange accommodation offers a vehicle for accommodating a reverse exchange when the taxpayer must acquire replacement property before selling the relinquished property.

The Company’s trust services division, Investors Trust, provides investment management and trust services to individuals, companies, banks and trusts.

ITMS offers various consulting services to provide clients with the technical expertise to start and successfully operate a title insurance agency.

Business Trends and Recent Conditions

The housing market is heavily influenced by government policies and overall economic conditions. Regulatory reform and initiatives by various governmental agencies, including the Federal Reserve's monetary policy and other regulatory changes, could impact lending standards or the processes and procedures used by the Company. The current real estate environment, including interest rates and general economic activity, typically influence the demand for real estate. Changes in either one, or both of, these areas would likely impact the Company's results of operations.

Regulatory Environment

In efforts to provide transparency, the Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. Since December 2015, the FOMC has voted four times to increase the federal funds rate. Specifically, the FOMC voted to increase the federal funds rate at the December 2016 meeting to a target range between 0.50% and 0.75%, at the March 2017 meeting to a target range between 0.75% and 1.00%, at the June 2017 meeting to a target range between 1.00% and 1.25%, and most recently at the December 2017 meeting to a target range between 1.25% and 1.50%. Any future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and 2.0% inflation. The FOMC anticipates future economic conditions to evolve in ways that will warrant gradual increases and that for some time, the federal funds rate is expected to be below long range levels. At the September 2017 meeting, the FOMC announced the reduction of securities held on the Federal Reserve's balance sheet, also known as normalization, which began in October 2017.

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

On July 7, 2017, the Consumer Financial Protection Bureau (“CFPB”) released final amendments to federal mortgage disclosure requirements under the Real Estate Settlement Procedures Act (“RESPA”) and the Truth in Lending Act that are implemented in Regulation Z. The final rules were published in the Federal Register on August 11, 2017. The amendments reinforce the CFPB’s informal guidance on various issues and include clarifications and technical amendments. The CFPB rule creates tolerances for the total of payments; adjusts a partial exemption that mainly affects housing finance agencies and nonprofits; provides a uniform rule regarding application of the integrated mortgage disclosure requirements to cooperative units; and provides guidance on sharing the disclosures with various parties involved in the mortgage origination process. The final rule did not have a material impact on the Company.

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

In recent months, both the President and certain members of Congress have indicated a desire for reform of the CFPB. The timing and nature of any reforms are currently unknown; however, any changes to the CFPB could affect the Company and its results of operations.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, reducing the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As required under generally accepted accounting principles, the Company’s deferred tax assets and liabilities were revalued at the new tax rate, and the impact was recognized in the provision for income taxes in the fourth quarter. The revaluation resulted in a benefit to the year and the quarter of approximately $5.3 million, or $2.82 per diluted share.

Real Estate Environment

Overall, the economy is expanding and there has been a steady reduction in unemployment in recent years. The Mortgage Bankers Association's (“MBA”) January 2018 Economic and Mortgage Finance Commentary predicts continued improvement in the employment rate in 2018, as the economy is projected to add approximately 150,000 jobs per month in early 2018 with a deceleration to around 100,000 jobs per month by the end of year. The unemployment rate is expected to be 3.7% in the fourth quarter of 2018. Given the boost in economic growth, it is projected that the FOMC will raise the federal funds rate four times during 2018. Overall, the MBA believes that the TCJA is a net positive for the economy. In regards to housing, the MBA projects the TCJA to have a minimal impact for most of the country, with a potentially negative impact for higher income borrowers in the highest cost markets.

The MBA January 20, 2018 Mortgage Finance Forecast (“MBA Forecast”) projects 2018 purchase activity to increase 6.6% to $1,183 billion and refinance activity to decrease 29.0% to $426 billion, resulting in a decrease in total mortgage originations of 5.9% to $1,609 billion, all from 2017 levels. In 2017, purchase activity accounted for 64.9% of all mortgage originations and is projected to represent 73.5% of all mortgage originations in 2018.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 4.0%, 3.6% and 3.8% for the years ended December 31, 2017, 2016 and 2015, respectively. Per the MBA Forecast, refinancing is expected to be lower in 2018 as mortgage interest rates continue to climb to a projected 4.8% in the fourth quarter of 2018.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Agency Acquisition

In October 2016, National Investors Holdings, LLC ("NIH"), a subsidiary of the Company, acquired all of the outstanding shares of a title insurance agency doing business in the state of Texas. NIH paid $10 million plus a $918,000 adjustment for the agency’s net cash position at closing.

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

Reserve for Claim Losses

The Company’s reserve for claims is established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). The total reserve for all losses incurred but unpaid as of December 31, 2017 is represented by the reserve for claims totaling $34,801,000 in the accompanying Consolidated Balance Sheets. Of that total, approximately $4,646,000 was reserved for specific claims which have been reported to the Company, and approximately $30,155,000 was reserved for IBNR claims.

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

Management also considers actuarial analyses in evaluating the claims reserve. The actuarial methods used to evaluate the reserve are loss development methods, Bornhuetter-Ferguson methods and Cape Cod methods, all of which are accepted actuarial methods for estimating ultimate losses and, therefore, loss reserves. In the loss development method, each policy year’s paid or incurred losses are projected to an “ultimate” level using loss development factors. In the Bornhuetter-Ferguson method, a type of expected loss method, losses for each policy year are estimated based on an expected loss ratio derived directly from a previous estimate of ultimate loss for each policy year plus an additional provision for losses that have not been reported or paid as of the evaluation date. Bornhuetter-Ferguson methods produce more stable ultimate loss estimates than do loss development methods, which are more responsive to the current loss data but can lead to volatile results. The Cape Cod method, a special case of the Bornhuetter-Ferguson method, blends the results of the loss development and expected loss methods. For more recent policy years, the Cape Cod methods give more weight to the results of the expected loss methods; for older policy years, more weight is given to the loss development method results.

The key actuarial assumptions are principally loss development factors and expected loss ratios. The selected loss development factors are based on a combination of the Company’s historical loss experience and title industry loss experience. Expected loss ratios are estimated for each policy year based on the Company’s own experience and title industry loss ratios. When updated data is incorporated into the actuarial models, the resulting loss development factors and expected loss ratios will likely change from the prior values. Changes in these values for historical policy years have generally been the result of actual Company and industry experience during the calendar years.

If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased three loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2017 would be as follows:

Increase in loss ratio of three percentage points	$(2,702,000)
Decrease in loss ratio of three percentage points	$2,702,000

Company management believes that using a sensitivity of three loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the Company’s reserve is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2017. The ultimate settlement of claims will likely vary from the reserve estimates included in the Company’s Consolidated Financial Statements. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a material adverse effect on the Company’s financial position or operating results.

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

Valuation and Impairment of Investments in Securities

Securities held principally for resale in the near term are classified as trading securities and recorded at fair value. Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading or held-to-maturity are classified as available-for-sale and reported at estimated fair value with unrealized gains and losses, net of tax, adjusted for other-than-temporary declines in estimated fair value, reported as accumulated other comprehensive income. As of December 31, 2017 and 2016, all of the Company’s invested securities were classified as available-for-sale. Realized gains and losses on the sales of investments are determined using the specific identification method.

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

Deferred Taxes

The Company recorded net deferred tax liabilities at December 31, 2017 and 2016. The deferred tax liabilities recorded during both periods primarily relate to net unrealized gains on investments, the recorded reserve for claims, net of statutory premium reserves, the excess of tax over book depreciation and intangible assets. See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the Company’s deferred taxes.

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

Results of Operations
The following table presents certain income statement data for the years ended December 31, 2017, 2016 and 2015:

For the Years Ended December 31,	2017	2016	2015
Revenues:
Net premiums written	$138,588,877	$120,569,151	$111,909,473
Investment income – interest and dividends	4,444,447	4,684,489	4,531,319
Net realized gain (loss) on investments	1,040,901	768,436	(116,163)
Other	17,575,071	12,470,338	10,875,443
Total Revenues	161,649,296	138,492,414	127,200,072

Operating Expenses:
Commissions to agents	68,643,220	63,643,321	62,174,301
Provision for claims	3,311,080	242,953	4,478,494
Salaries, employee benefits and payroll taxes	39,012,354	31,372,099	28,041,213
Office occupancy and operations	8,966,623	6,265,908	5,885,336
Business development	3,164,730	2,511,699	2,373,270
Filing fees, franchise and local taxes	1,198,013	907,225	732,985
Premium and retaliatory taxes	2,672,034	2,202,595	2,161,571
Professional and contract labor fees	1,825,598	2,115,754	2,691,411
Other	2,585,074	1,099,408	884,438
Total Operating Expenses	131,378,726	110,360,962	109,423,019

Income before Income Taxes	30,270,570	28,131,452	17,777,053

Provision for Income Taxes	4,570,000	8,616,000	5,228,000

Net Income Attributable to the Company	$25,706,502	$19,523,118	$12,533,905

Insurance and Other Services Revenue
Insurance and other services revenues include net premiums written plus commission income, other fee income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments. Investment income and realized investment gains and losses are not included in insurance and other service revenues and are discussed separately under “Investment-Related Revenues” below. The following is a summary of the Company’s insurance and other services revenues with intersegment eliminations netted with each segment; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

	2017	%	2016	%	2015	%
Title Insurance	$149,716,397	95.9%	$127,228,426	95.6%	$117,281,588	95.5%
All Other	6,447,551	4.1%	5,811,063	4.4%	5,503,328	4.5%
Total	$156,163,948	100.0%	$133,039,489	100.0%	$122,784,916	100.0%
Title Insurance
Net Premiums: Net premiums written increased 14.9% in 2017 to $138,588,877 compared with $120,569,151 in 2016, and increased 7.7% in 2016 compared with $111,909,473 in 2015. The increase in 2017 compared with 2016 was primarily due to higher levels of home sales in our core markets, a continuation of the multi-year trend of increases in the underlying values of real estate, and business from newly-signed agents, partially offset by a decrease in the level of refinance activity. The increase in 2016 net premiums versus the prior year is primarily attributable to growth in average real estate values, coupled with growth in transaction volumes stemming from higher levels of home sales and refinance activity.
Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of premiums generated by branch and agency operations for the years ended December 31:

	2017	%	2016	%	2015	%
Home and Branch	$40,244,394	29.0%	$33,482,154	27.8%	$27,834,881	24.9%
Agency	98,344,483	71.0%	87,086,997	72.2%	84,074,592	75.1%
Total	$138,588,877	100.0%	$120,569,151	100.0%	$111,909,473	100.0%
Home and Branch Office Net Premiums: In the Company’s home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 20.2% in 2017 to $40,244,394 compared with $33,482,154 in 2016, and increased 20.3% in 2016 compared with $27,834,881 in 2015. The increases in net premiums written for 2017 and 2016 compared with their respective prior years were primarily the result of higher levels of home sales, increases in the values of real estate and revised premium rates filed in North Carolina. The 2017 increase was partially offset by lower refinance activity.
During the quarter ended March 31, 2016, the North Carolina Title Insurance Rating Bureau, which establishes premium rates for title insurance in North Carolina, and of which Investors Title Insurance Company is a member, filed updated premium rates that took effect on April 1, 2016. The revised rates positively impacted the Company's branch and agency premiums by approximately $3,042,000 and $3,950,000 for 2017 and 2016, respectively.
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

Agency net premiums written increased 12.9% in 2017 to $98,344,483 compared with $87,086,997 in 2016, and increased 3.6% in 2016 compared with $84,074,592 in 2015. The increases in 2017 and 2016 compared with their respective prior years were primarily attributable to the addition of new title insurance agents in the Company's Texas and southeast markets, higher levels of real estate activity from existing agents and overall higher home prices. The increase in 2017 was partially offset by lower refinance activity.
Following is a schedule of net premiums written in select states in which the Company’s two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

State	2017	2016	2015
North Carolina	$53,194,503	$42,868,773	$36,407,413
Texas	26,545,852	24,162,213	25,211,496
South Carolina	14,353,567	12,249,382	11,290,945
Georgia	12,790,161	10,981,062	7,682,820
Virginia	5,970,194	6,052,602	5,706,769
All Others	25,996,003	24,378,815	25,791,094
Premiums Written	138,850,280	120,692,847	112,090,537
Reinsurance Assumed	2,756	17,246	33,603
Reinsurance Ceded	(264,159)	(140,942)	(214,667)
Net Premiums Written	$138,588,877	$120,569,151	$111,909,473
Other Revenues
Other revenues primarily include other fee income, commission income, trust income, management services income, exchange services income, and income related to the Company’s equity method investments. Other revenues were $17,575,071, $12,470,338 and $10,875,443 in 2017, 2016 and 2015, respectively. Other revenues increased in 2017 compared with 2016 primarily due to increases in title fees, commission income and exchange services income. Other revenues increased in 2016 compared with 2015 primarily due to increases in commission income, title fees, exchange services income and management services income, partially offset by a decrease in earnings of unconsolidated affiliates.

Investment Related Revenues
Investment income and realized gains and losses from investments are included in investment related revenues.

Investment Income
The Company derives a substantial portion of its income from investments in municipal and corporate bonds and equity securities. The Company's title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. Bonds totaling approximately $7,119,000 and $6,843,000 at December 31, 2017 and 2016, respectively, were deposited with the insurance departments of the states in which business is conducted.

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

Investment income was $4,444,447 in 2017 compared with $4,684,489 in 2016 and $4,531,319 in 2015. The decrease in investment income in 2017 compared with 2016 was primarily due to a lower average level of investments in fixed income securities, partially offset by an increase in equity securities. The increase in investment income in 2016 compared with 2015 was primarily due to higher average portfolio balances for both fixed maturities and equity securities compared with the previous year. See Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized cost, fair values of investment securities and earnings by security category.

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
The net realized gain (loss) on investments was $1,040,901 for 2017 compared with $768,436 for 2016 and $(116,163) for 2015. The net realized gain (loss) on investments included impairment charges of $208,077, $233,941 and $984,128, on certain investments and other assets that were deemed to be other-than-temporarily impaired in 2017, 2016 and 2015, respectively, offset by a net realized gain on the sales of investments and other assets of $1,248,978, $1,002,377 and $867,965 in 2017, 2016, and 2015, respectively. Management believes unrealized losses on remaining fixed income and equity securities at December 31, 2017 are temporary in nature.
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

Expenses
The Company’s operating expenses consist primarily of agent commissions, salaries, employee benefits and payroll taxes, office occupancy and operations and the provision for claims. Operating expenses increased 19.0% in 2017 compared with 2016 primarily due to increases in payroll expense, agent commissions, claims expense and office occupancy and operations. Operating expenses increased 0.9% in 2016 compared with 2015 primarily due to increases in payroll expense and agent commissions, mostly offset by a decrease in claims.
Following is a summary of the Company’s operating expenses for 2017, 2016 and 2015. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

	2017	%	2016	%	2015	%
Title Insurance	$123,558,870	94.0%	$103,828,173	94.1%	$102,895,701	94.0%
All Other	7,819,856	6.0%	6,532,789	5.9%	6,527,318	6.0%
Total	$131,378,726	100.0%	$110,360,962	100.0%	$109,423,019	100.0%
On a combined basis, the after-tax profit margins were 15.9%, 14.1% and 9.9% in 2017, 2016 and 2015, respectively. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company
Salaries, Employee Benefits and Payroll Taxes: Personnel costs include base salaries, benefits and payroll taxes and bonuses paid to employees. Salaries, employee benefits and payroll taxes were $39,012,354, $31,372,099 and $28,041,213 for 2017, 2016 and 2015, respectively. Salaries and related costs increased by approximately 24.4% in 2017 from 2016 and 11.9% in 2016 from 2015. The increase in 2017 compared with 2016 primarily related to increases in salaries, benefits and payroll expenses associated with the acquisition of a title agency that was acquired in the fourth quarter of 2016 and other staffing and inflationary increases. The increase in 2016 compared with 2015 was primarily related to higher levels of incentive compensation, inflationary increases in salaries and benefits, payroll expenses associated with the acquisition of a title agency and increases in staffing levels to accommodate higher volume. On a consolidated basis, salaries and employee benefits as a percentage of total revenues were 24.1%, 22.7% and 22.0% in 2017, 2016 and 2015, respectively.
Office Occupancy and Operations: Office occupancy and operations expenses primarily include office rent and utilities, depreciation, maintenance, telecommunications and insurance expenses. Office occupancy and operations expenses were $8,966,623, $6,265,908 and $5,885,336 for 2017, 2016 and 2015, respectively. The increase in office and occupancy and operations expense in 2017 compared with 2016 was primarily related to increases in contract services, office equipment and facilities expenses. The increase in office occupancy and operations expense in 2016 compared with 2015 was primarily related to increases in maintenance and depreciation, partially offset by decreases in printing and telecommunications. Office occupancy and operations expenses as a percentage of total revenues were 5.5%, 4.5% and 4.6% for 2017, 2016 and 2015, respectively.
Business Development: Business development expenses primarily include marketing and travel-related expenses. Business development expenses increased to $3,164,730 in 2017 compared with $2,511,699 in 2016 and $2,373,270 in 2015, primarily due to increases in travel and marketing expenses.
Filing Fees, Franchise and Local Taxes: Filing fees, franchise and local tax expenses include insurance filing and licensing fees, franchise taxes, excise taxes and local taxes. Filing fees, franchise and local tax expenses were $1,198,013 in 2017 compared with $907,225 in 2016 and $732,985 in 2015.
Professional and Contract Labor Fees: Professional and contract labor fees were $1,825,598 in 2017 compared with $2,115,754 in 2016 and $2,691,411 in 2015. The decreases in professional and contract labor fees for 2017 and 2016, compared with the previous years, were primarily attributable to decreases in legal fees and consulting fees associated with the Company's ongoing software initiatives.
Other Expenses: Other operating expenses primarily include amortization of intangible assets, other miscellaneous expenses of the title segment and miscellaneous operating expenses of the trust division. These amounts typically fluctuate with transaction volume of the title segment and the trust division. Other expenses increased to $2,585,074 in 2017, compared with $1,099,408 in 2016 and $884,438 in 2015. Other operating expenses increased in 2017 and 2016 primarily due to the amortization of intangible assets and miscellaneous expenses of the title segment.
Title Insurance
After-Tax Profit Margin: The Company’s title insurance after-tax profit margin varies according to a number of factors, including the volume and type of real estate activity. After-tax profit margins for the title insurance segment were 16.9% 15.0% and 10.9% in 2017, 2016 and 2015, respectively. The increase in after-tax profit margin in 2017 compared with 2016 was primarily related to an increase in operating revenues and a lower provision for taxes, partially offset by increases in salaries, employee benefits and payroll expenses, commissions to agents and the provision for claims. The increase in after-tax profit margin in 2016 compared with 2015 was primarily related to an increase in operating revenues and, a lower provision for claims, partially offset by an increase in salaries, employee benefits and payroll expenses.
Commissions: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. In 2017, commissions to agents increased 7.9% to $68,643,220 compared with $63,643,321 in 2016, and increased 2.4% in 2016 compared with $62,174,301 in 2015. Commission expense as a percentage of net premiums written by agents was 69.8%, 73.1% and 74.0% in 2017, 2016 and 2015, respectively. Commissions expense as a percentage of net premiums written decreased in 2017 compared with 2016 primarily due to the elimination of intercompany commissions for affiliated agents upon consolidation. Commissions expense as a percentage of net premiums written decreased in 2016 compared with 2015 primarily due to changes in geographic mix. The increases in commission expense for 2017 and 2016 were primarily attributable to higher agent premium volume. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims: The provision for claims as a percentage of net premiums written was 2.4%, 0.2% and 4.0% in 2017, 2016 and 2015, respectively. The increase in the provision for claims as a percentage of net premiums written in 2017 compared with 2016 primarily related to higher levels of favorable loss development in 2016. The decrease in the provision for claims in 2016 compared with 2015 primarily related to favorable loss development, as the Company’s incurred losses for policy years 2009 through 2015 continued to develop favorably.
The increase in the loss provision rate in 2017 from the 2016 level resulted in approximately $3,032,000 more in reserves than would have been recorded at the lower 2016 level. Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.
Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $3,815,080, $2,725,953 and $3,367,494 in 2017, 2016 and 2015, respectively.
Reserve for Claims: At December 31, 2017, the total reserve for claims was $34,801,000. Of that total, approximately $4,646,000 was reserved for specific claims, and approximately $30,155,000 was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.
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
Premium and Retaliatory Taxes: Title insurance companies are generally not subject to state income or franchise taxes. However, in most states they are subject to premium and retaliatory taxes, as defined by statute. Premium and retaliatory tax rates vary from state to state; accordingly, the total premium and retaliatory tax incurred is dependent upon the geographical mix of insurance revenues. Premium and retaliatory taxes as a percentage of net premiums written were 1.9%, 1.8% and 1.9% in 2017, 2016 and 2015, respectively.

Income Taxes
The provision for income taxes was $4,570,000, $8,616,000 and $5,228,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Income tax expense as a percentage of earnings before income taxes was 15.1%, 30.6% and 29.4% for the years ended December 31, 2017, 2016 and 2015, respectively. On December 22, 2017, the TCJA was enacted into law, reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The decrease in the effective rate in 2017 compared with 2016 was primarily due to the revaluation of deferred tax assets and liabilities to the newly enacted tax rate of 21%. The revaluation resulted in a tax benefit of approximately $5,300,000 recognized in the fourth quarter of 2017. The increase in the effective rate in 2016 compared with 2015 was primarily due to a lower proportion of tax-exempt to taxable income. The effective income tax rate for 2017 was below the U.S. federal statutory tax rate (34%) primarily due to the effects of the tax rate deduction and tax-exempt income, while the effective income tax rates for 2016 and 2015 were below the statutory income tax rate primarily due to the effects of tax-exempt income.
The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through December 31, 2017 will be realized. However, this judgment could be impacted by further market fluctuations. Information regarding the components of income tax expense and the items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the accompanying Consolidated Financial Statements.

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
Cash Flows: Net cash flows provided by operating activities were $19,893,180, $22,567,262 and $16,916,506 for 2017, 2016 and 2015, respectively. Cash flows from operating activities decreased in 2017 from 2016 primarily due to a benefit in deferred income taxes, and changes in other assets and income taxes payable, partially offset by increases in net income and the provision for claims. Cash flows from operating activities increased in 2016 from 2015 primarily due to a decrease in other assets and an increase in net income, partially offset by the timing of payable disbursements and a lower provision for claims.
Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the issuance of dividends. In 2017, the Company had higher levels of investment purchase activity, proceeds received from investments, and dividends paid and lower levels of subsidiary purchases and repurchases of common stock compared with 2016. In 2016, the Company had a lower level of investment purchase activity, the purchase of a subsidiary, and a higher level of common stock repurchases compared with 2015.
The Company maintains a high degree of liquidity within its investment portfolio, classified as available for sale, in the form of cash, short-term investments, and other readily marketable securities.  As of December 31, 2017, the Company held cash and cash equivalents of $20,214,468, short-term investments of $23,779,672, fixed maturity securities of $103,341,083 and equity securities of $47,366,826. The net effect of all activities on total cash and cash equivalents was a decrease of $7,714,004 for 2017, an increase of $6,138,404 for 2016, and an increase of $5,963,553 for 2015.
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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of December 31, 2017, both ITIC and NTIIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

As of December 31, 2017, approximately $102,082,000 of the consolidated stockholders’ equity represented net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior approval from the respective state insurance department. These regulations require prior regulatory approval of the payment of dividends and other intercompany transfers. The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s current operating needs.
During 2018, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $18,960,000.
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
Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased. Pursuant to the Company’s ongoing purchase program, the Company has purchased 1,333 shares in the twelve months ended December 31, 2017, 66,803 shares in the twelve months ended December 31, 2016, and 75,665 shares in the twelve months ended December 31, 2015 at average per share prices of $183.67, $93.10 and $72.48, respectively. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.
Capital Expenditures: Capital expenditures were approximately $2,883,000, $2,457,000 and $2,743,000 during 2017, 2016 and 2015, respectively. The Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $20,880,000 and $18,032,000 as of December 31, 2017 and 2016, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $184,985,000 and $202,184,000 as of December 31, 2017 and 2016, respectively. These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

External assets under management by the Investors Trust Company totaled approximately $490,000,000 and $440,000,000 for the years ended December 31, 2017 and 2016, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.

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

The following table summarizes the Company’s future estimated cash payments under existing contractual obligations at December 31, 2017, including, payments due by period:

		Payments due by period
Contractual Obligations Including Off-Balance Sheet Arrangements	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reserve for claims	$34,801,000	$5,881,369	$9,744,280	$6,612,190	$12,563,161
Obligations under executive employment plans and agreements	9,992,442	115,665	28,256	40,751	9,807,770
Operating lease obligations	4,766,948	1,190,734	1,880,447	1,355,305	340,462
Other obligations	1,118,359	838,013	225,346	55,000	—
Total	$50,678,749	$8,025,781	$11,878,329	$8,063,246	$22,711,393
As of December 31, 2017, the Company had a claims reserve totaling $34,801,000. The amounts and timing of these obligations are estimated and not set contractually. Nonetheless, based on historical insurance claims experience, the Company anticipates the payments shown in the Contractual Obligations table. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

Recently Issued Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 is intended to help organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the TCJA. Under the ASU, entities will have the option to reclassify tax effects within other comprehensive income to retained earnings in each period in which the effect of the change in the federal corporate tax rate under the TCJA is recorded. The update is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted upon issuance of the standard, and the Company expects to adopt the standard during 2018. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. Specifically, the ASU shortens the amortization period for certain investments in callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The update is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715). This update requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost (the "other components") and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. None of these amendments will have a material impact on the Company’s financial position or results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the ASU clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. None of these amendments is expected to have a material impact on the Company's financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update broadens the information that an entity must consider in developing its expected credit loss estimates, and is meant to better reflect an entity’s current estimate of all expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact. Currently, the Company's potential credit losses under this accounting standard relate to available-for-sale securities. The Company does not believe that the risk of credit losses, based on current available-for-sale security holdings, is material to the Company's financial statements as a whole. Please refer to Note 3 for further information about the Company's investments.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 updated guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The update is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period. The Company adopted this update on January 1, 2017 with no material impact to the Company's financial position or results of operations. All excess tax benefits and tax deficiencies are now recognized as income tax expense or benefit in the Consolidated Statements of Income. In addition, a reclassification was made on the Consolidated Statements of Cash Flows, as companies are now required to present excess tax benefits as an operating activity on the Consolidated Statements of Cash Flows rather than as a financing activity. The Company began recording all excess tax benefits and tax deficiencies as an income tax expense or benefit on a prospective basis. The amendments relating to the presentation of excess tax benefits within the Consolidated Statements of Cash Flows were adopted by the Company retrospectively.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 updated guidance to improve financial reporting for leasing transactions. The core principle of the guidance is that lessees will be required to recognize assets and liabilities on the balance sheet for all leases with terms of more than twelve months. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from current GAAP, with some targeted improvements. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, both lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted for all entities upon issuance. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact. As of December 31, 2017, future minimum lease payments with terms of more than twelve months were approximately $3.6 million.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 updated guidance to enhance the reporting model for financial instruments. Among the main principles of the guidance applicable to the Company are provisions to: require equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, noting that when a qualitative assessment indicates that impairment exists that an entity is required to measure the investment at fair value; eliminate the requirement to disclose methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost; require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and financial liabilities by measuring category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the provision requiring entities to recognize the fair value change from instrument-specific credit risk in other comprehensive income for financial liabilities measured using the fair value option in Accounting Standards Codification ("ASC") 825, and can be early adopted for financial statements of annual or interim periods that have not yet been issued or made available for issuance. The Company will be required to apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with the amendments related to equity securities without readily determinable fair values being applied prospectively to equity investments that exist as of the date of adoption. While the Company expects the guidance to have an impact on the Company’s financial condition and results of operations once effective, the materiality of this impact will depend upon the level of volatility experienced within the Company’s equity portfolio.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update originally became effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 updated guidance to defer the effective date of the standard by one year. Based on the Company’s evaluation of ASU 2014-09, there will be no significant changes to revenue recognition practices upon adoption.

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
There were no material changes in the Company’s market risk or market strategy during the year ended December 31, 2017.
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
Interest Rate Risk
Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the Company’s investments in interest-sensitive debt securities. These securities are primarily fixed-rate municipal bonds and corporate bonds. The Company typically does not purchase such securities for trading purposes. At December 31, 2017, the Company had approximately $103.3 million in fixed maturities. The Company manages the interest rate risk inherent in its assets by monitoring its liquidity needs and by targeting a specific range for the portfolio’s duration or weighted average maturity.
To determine the potential effect of interest rate risk on interest-sensitive assets, the Company calculates the effect of a 100 basis point shock in prevailing interest rates (“rate shock”) on the fair market value of these securities considering stated interest rates and time to maturity. Based upon the information and assumptions the Company uses in its calculation, management estimates that a 100 basis point increase in prevailing interest rates would decrease the net fair market value of its fixed-rate debt securities by approximately $4.7 million. The selection of a 100 basis point increase in prevailing interest rates should not be construed as a prediction by the Company’s management of future market events, but rather, to illustrate the potential impact of such an event. To the extent that actual results differ from the assumptions utilized, the Company’s rate shock measures could be significantly impacted. Additionally, the Company’s calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of nonparallel changes in the term structure of interest rates and/or large changes in interest rates.
Equity Price Risk
 The Company also holds investments in marketable equity securities, which exposes it to market volatility, as discussed in Note 3 to the accompanying Consolidated Financial Statements. The sensitivity analysis presented does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions the Company may take to mitigate its exposure. Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular common stock or stock index. The Company had approximately $47.4 million in equity securities at December 31, 2017. Equity price risk is addressed in part by varying the specific allocation of equity investments over time pursuant to management’s assessment of market and business conditions and ongoing liquidity needs analysis. The Company’s equity exposure is a decline in market prices. Based upon the information and assumptions the Company used in its calculation, management estimates that an immediate decrease in market prices of 10% would decrease the net fair value of the Company’s assets identified above by approximately $4.7 million at December 31, 2017.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement schedules meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

Selected Quarterly Financial Data (unaudited)

2017	March 31	June 30	September 30	December 31
Net premiums written	$32,298,596	$34,168,504	$36,941,189	$35,180,588
Net income	4,466,180	5,674,023	5,926,615	9,633,752
Net income attributable to the Company	4,476,055	5,675,192	5,926,457	9,628,798
Basic earnings per common share	2.37	3.01	3.14	5.11
Diluted earnings per common share	2.36	2.99	3.13	5.08

2016	March 31	June 30	September 30	December 31
Net premiums written	$21,430,397	$29,621,053	$36,306,522	$33,211,179
Net income	1,804,461	4,530,047	8,129,167	5,051,777
Net income attributable to the Company	1,814,040	4,529,380	8,126,939	5,052,759
Basic earnings per common share	0.94	2.36	4.30	2.68
Diluted earnings per common share	0.93	2.35	4.29	2.67

2015	March 31	June 30	September 30	December 31
Net premiums written	$24,811,813	$30,309,705	$30,845,991	$25,941,964
Net income	1,726,124	4,120,497	4,495,498	2,206,934
Net income attributable to the Company	1,726,124	4,120,497	4,490,962	2,196,322
Basic earnings per common share	0.86	2.06	2.28	1.13
Diluted earnings per common share	0.86	2.05	2.28	1.12

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Investors Title Company
Chapel Hill, North Carolina

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Investors Title (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related consolidated notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2018 expressed an unqualified opinion.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ DIXON HUGHES GOODMAN, LLP

We have served as the Company’s auditor since 2004.

High Point, North Carolina
March 12, 2018

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Investors Title Company
Chapel Hill, North Carolina

Opinion on Internal Control Over Financial Reporting
We have audited Investors Title Company’s (the Company’s) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and our report dated March 12, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ DIXON HUGHES GOODMAN, LLP

High Point, North Carolina
March 12, 2018

Investors Title Company and Subsidiaries
Consolidated Balance Sheets

As of December 31,	2017	2016
Assets:
Investments in securities:
Fixed maturities, available-for-sale, at fair value (amortized cost: December 31, 2017: $100,314,085; December 31, 2016: $100,162,357)	$103,341,083	$101,934,077
Equity securities, available-for-sale, at fair value (cost: December 31, 2017: $26,002,619; December 31, 2016: $24,836,032)	47,366,826	41,179,259
Short-term investments	23,779,672	6,558,840
Other investments	12,032,426	11,181,531
Total investments	186,520,007	160,853,707

Cash and cash equivalents	20,214,468	27,928,472
Premium and fees receivable	10,159,519	8,654,161
Accrued interest and dividends	1,099,879	1,035,152
Prepaid expenses and other assets	9,003,683	9,456,523
Property, net	10,172,904	8,753,466
Goodwill and other intangible assets, net	11,357,290	12,256,641
Current income taxes receivable	385,109	—
Total Assets	$248,912,859	$228,938,122

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$34,801,000	$35,305,000
Accounts payable and accrued liabilities	27,565,660	26,146,480
Current income taxes payable	—	1,232,432
Deferred income taxes, net	8,625,759	11,118,256
Total liabilities	70,992,419	73,802,168

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000,000 authorized shares; 1,885,993 and 1,884,283 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively, excluding in each period 291,676 shares of common stock held by the Company)	1	1
Retained earnings	161,890,660	143,283,621
Accumulated other comprehensive income	15,944,826	11,761,447
Total stockholders’ equity attributable to the Company	177,835,487	155,045,069
Noncontrolling interests	84,953	90,885
Total stockholders’ equity	177,920,440	155,135,954
Total Liabilities and Stockholders’ Equity	$248,912,859	$228,938,122

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income

For the Years Ended December 31,	2017	2016	2015
Revenues:
Net premiums written	$138,588,877	$120,569,151	$111,909,473
Investment income – interest and dividends	4,444,447	4,684,489	4,531,319
Net realized gain (loss) on investments	1,040,901	768,436	(116,163)
Other	17,575,071	12,470,338	10,875,443
Total Revenues	161,649,296	138,492,414	127,200,072

Operating Expenses:
Commissions to agents	68,643,220	63,643,321	62,174,301
Provision for claims	3,311,080	242,953	4,478,494
Salaries, employee benefits and payroll taxes	39,012,354	31,372,099	28,041,213
Office occupancy and operations	8,966,623	6,265,908	5,885,336
Business development	3,164,730	2,511,699	2,373,270
Filing fees, franchise and local taxes	1,198,013	907,225	732,985
Premium and retaliatory taxes	2,672,034	2,202,595	2,161,571
Professional and contract labor fees	1,825,598	2,115,754	2,691,411
Other	2,585,074	1,099,408	884,438
Total Operating Expenses	131,378,726	110,360,962	109,423,019

Income before Income Taxes	30,270,570	28,131,452	17,777,053

Provision for Income Taxes	4,570,000	8,616,000	5,228,000

Net Income	25,700,570	19,515,452	12,549,053

Net Loss (Income) Attributable to Noncontrolling Interests	5,932	7,666	(15,148)

Net Income Attributable to the Company	$25,706,502	$19,523,118	$12,533,905

Basic Earnings per Common Share	$13.63	$10.23	$6.32

Weighted Average Shares Outstanding – Basic	1,886,354	1,907,675	1,984,360

Diluted Earnings per Common Share	$13.56	$10.19	$6.30

Weighted Average Shares Outstanding – Diluted	1,895,871	1,915,057	1,989,799

Cash Dividends Paid per Common Share	$3.75	$0.72	$0.40

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income

For the Years Ended December 31,	2017	2016	2015
Net income	$25,700,570	$19,515,452	$12,549,053
Other comprehensive income (loss), before tax:
Amortization related to prior year service cost	—	—	4,390
Amortization of unrecognized loss	8,612	8,941	3,514
Accumulated postretirement expense (benefit) obligation adjustment	69,634	(566)	(63,566)
Unrealized gains (losses) on investments arising during the period	7,478,490	1,145,529	(2,077,542)
Reclassification adjustment for sale of securities included in net income	(1,227,265)	(972,672)	(718,837)
Reclassification adjustment for write-down of securities included in net income	25,411	233,941	751,059
Other comprehensive income (loss), before tax	6,354,882	415,173	(2,100,982)
Income tax expense (benefit) related to postretirement health benefits	26,602	2,849	(18,924)
Income tax expense (benefit) related to unrealized gains (losses) on investments arising during the year	2,555,694	387,508	(722,226)
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(419,462)	(333,426)	(245,200)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	8,669	79,810	258,862
Net income tax expense (benefit) on other comprehensive income (loss)	2,171,503	136,741	(727,488)
Other comprehensive income (loss)	4,183,379	278,432	(1,373,494)
Comprehensive Income	$29,883,949	$19,793,884	$11,175,559
Less: Comprehensive loss (income) attributable to noncontrolling interests	5,932	7,666	(15,148)
Comprehensive Income Attributable to the Company	$29,889,881	$19,801,550	$11,160,411
`

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2015	2,023,270	$1	$124,707,196	$12,856,509	$—	$137,563,706
Net income attributable to the Company			12,533,905			12,533,905
Dividends paid ($0.40 per share)			(789,907)			(789,907)
Shares of common stock repurchased and retired	(75,665)		(5,483,953)			(5,483,953)
Stock options and stock appreciation rights exercised	2,192		54,988			54,988
Share-based compensation expense			137,762			137,762
Amortization related to postretirement health benefits				5,216		5,216
Accumulated postretirement benefit obligation adjustment				(41,954)		(41,954)
Net unrealized loss on investments				(1,336,756)		(1,336,756)
Net effect changes of ownership					127,050	127,050
Subsidiary return of capital					(35,000)	(35,000)
Net income attributable to noncontrolling interests					15,148	15,148
Income tax benefit from share-based compensation			26,875			26,875
Balance, December 31, 2015	1,949,797	$1	$131,186,866	$11,483,015	$107,198	$142,777,080
Net income attributable to the Company			19,523,118			19,523,118
Dividends paid ($0.72 per share)			(1,370,390)			(1,370,390)
Shares of common stock repurchased and retired	(66,803)		(6,219,670)			(6,219,670)
Stock options and stock appreciation rights exercised	1,289		(200)			(200)
Share-based compensation expense			132,098			132,098
Amortization related to postretirement health benefits				5,900		5,900
Accumulated postretirement benefit obligation adjustment				(374)		(374)
Net unrealized gain on investments				272,906		272,906
Purchase of noncontrolling interest of subsidiary					(8,647)	(8,647)
Additional paid-in capital from purchase of non-controlling interest of subsidiary			(494)			(494)
Net loss attributable to noncontrolling interests					(7,666)	(7,666)
Income tax benefit from share-based compensation			32,293			32,293
Balance, December 31, 2016	1,884,283	$1	$143,283,621	$11,761,447	$90,885	$155,135,954
Net income attributable to the Company			25,706,502			25,706,502
Dividends paid ($3.75 per share)			(7,073,210)			(7,073,210)
Shares of common stock repurchased and retired	(1,333)		(244,831)			(244,831)
Stock options and stock appreciation rights exercised	3,043		(737)			(737)
Share-based compensation expense			219,315			219,315
Amortization related to postretirement health benefits				5,686		5,686
Accumulated postretirement benefit obligation adjustment				45,958		45,958
Net unrealized gain on investments				4,131,735		4,131,735

Consolidated Statements of Stockholders’ Equity, continued
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Net loss attributable to noncontrolling interests					(5,932)	(5,932)
Balance, December 31, 2017	1,885,993	$1	$161,890,660	$15,944,826	$84,953	$177,920,440

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows

For the Years Ended December 31,	2017	2016	2015
Operating Activities
Net income	$25,700,570	$19,515,452	$12,549,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,434,771	1,306,643	1,105,839
Amortization of investments, net	788,390	772,100	728,510
Amortization of other intangible assets	916,684	213,795	—
Amortization related to postretirement benefits obligation	8,612	8,941	7,904
Share-based compensation expense related to stock appreciation rights and options	219,315	132,098	137,762
Net gain on disposals of property	(22,499)	(12,439)	(24,867)
Net realized (gain) loss on securities	(1,201,854)	(738,731)	32,222
Net realized gains on other investments	(21,714)	(29,705)	(149,128)
Net realized loss on impairments of other assets and other investments	182,667	—	233,069
Net earnings from other investments	(1,672,790)	(1,750,485)	(2,002,276)
Provision for claims	3,311,080	242,953	4,478,494
(Benefit) provision for deferred income taxes	(4,664,000)	2,790,000	1,015,000
Changes in assets and liabilities:
(Increase) decrease in receivables	(1,505,358)	(261,464)	217,594
Decrease (increase) in other assets	388,113	2,631,205	(4,879,418)
Increase in current income taxes recoverable	(385,109)	—	—
Increase (decrease) in accounts payable and accrued liabilities	1,463,814	(581,518)	6,689,204
(Decrease) increase in current income taxes payable	(1,232,432)	1,054,370	145,038
Payments of claims, net of recoveries	(3,815,080)	(2,725,953)	(3,367,494)
Net cash provided by operating activities	19,893,180	22,567,262	16,916,506

Investing Activities
Purchases of available-for-sale securities	(23,066,396)	(19,424,849)	(20,164,353)
Purchases of short-term securities	(26,413,954)	(1,775,239)	(4,593,240)
Purchases of other investments	(1,873,398)	(2,743,413)	(3,717,978)
Investment in subsidiary	—	(9,141)	(72,600)
Proceeds from sales and maturities of available-for-sale securities	22,126,726	20,258,089	22,151,408
Proceeds from sales and maturities of short-term securities	9,227,942	2,081,805	304,827
Proceeds from sales and distributions of other investments	2,695,670	3,437,999	3,911,286
Proceeds from sales of other assets	21,714	17,601	149,128
Purchase of subsidiary, net of cash	(175,000)	(8,316,155)	—
Purchases of property, equipment and software	(2,882,732)	(2,456,951)	(2,742,619)
Proceeds from disposals of property	51,022	91,656	75,060
Net cash used in investing activities	(20,288,406)	(8,838,598)	(4,699,081)

Financing Activities
Repurchases of common stock	(244,831)	(6,219,670)	(5,483,953)
Exercise of stock appreciation rights and options	(737)	(200)	54,988
Proceeds from note payable	—	6,000,000	—
Payments on note payable	—	(6,000,000)	—
Subsidiary return of capital	—	—	(35,000)
Dividends paid	(7,073,210)	(1,370,390)	(789,907)
Net cash used in financing activities	(7,318,778)	(7,590,260)	(6,253,872)

Consolidated Statements of Cash Flows, continued
	2017	2016	2015
Net (Decrease) Increase in Cash and Cash Equivalents	(7,714,004)	6,138,404	5,963,553
Cash and Cash Equivalents, Beginning of Period	27,928,472	21,790,068	15,826,515
Cash and Cash Equivalents, End of Period	$20,214,468	$27,928,472	$21,790,068

Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$11,538,800	$5,068,400	$4,658,000
Non Cash Investing and Financing Activities
Non cash net unrealized (gain) loss on investments, net of deferred tax (provision) benefit of $(2,144,901), $(133,892) and $708,564 for December 31, 2017, 2016 and 2015, respectively	$(4,131,735)	$(272,906)	$1,336,756
Adjustments to postretirement benefits obligation, net of deferred tax (provision) benefit of $(23,676), $192 and $21,612 for December 31, 2017, 2016 and 2015, respectively	$(45,958)	$374	$41,954
Changes in Financial Statement Amounts Related to Purchase of Subsidiaries, Net of Cash Received
Goodwill and other intangibles acquired	$(237,000)	$(11,249,851)	$—
Title plant acquired (in prepaid expenses and other assets)	—	(690,000)	—
Fixed assets acquired	—	(533,424)	—
Prepaid and other assets acquired	—	(15,233)	—
Accounts payable and accrued liabilities assumed	62,000	1,683,844	—
Deferred income taxes	—	2,488,509	—
Purchase of subsidiary, net of cash received	$(175,000)	$(8,316,155)	$—

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

Immaterial Classification Corrections – In previous periods, certain commission revenue was improperly classified as net premiums written. The issue was identified in 2017 and, accordingly, the Consolidated Statements of Income have been corrected. The correction resulted in a decrease to previously reported net premiums written and an increase to other revenues of $1,526,230 and $566,213 for 2016 and 2015, respectively. The immaterial classification correction had no impact to the Company’s financial position or results of operations as previously reported.
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
Investments in Securities
Securities for which the Company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums or accretion of discounts, and other-than-temporary declines in fair value. Securities held principally for resale in the near term are classified as trading securities and recorded at fair values. Realized and unrealized gains and losses on trading securities are included in other income. Securities not classified as either trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax and adjusted for other-than-temporary declines in fair value, reported as accumulated other comprehensive income. As of December 31, 2017 and 2016, all investments in securities are classified as available-for-sale. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Fair values of the majority of investments are based on quoted market prices. Realized gains and losses are determined on the specific identification method. Refer to Note 3 for further information regarding investments in securities and fair value.
Short-term Investments
Short-term investments are comprised of money market accounts which are invested in short-term funds, commercial paper, certificates of deposit, and other investments expected to have maturities or redemptions greater than three months and less than twelve months. The Company monitors any events or changes in circumstances that may have a significant adverse effect on the fair value of these investments.
Other Investments
Other investments consist primarily of investments in title insurance agencies structured as limited liability companies (“LLCs”), which are accounted for under the equity or cost methods of accounting. The aggregate cost of the Company’s cost method investments totaled $5,438,745 and $4,744,402 at December 31, 2017 and 2016, respectively. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

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
Reserve for Claims
The total reserve for all reported and unreported losses the Company incurred through December 31, 2017 is represented by the reserve for claims. The Company’s reserve for unpaid losses and loss adjustment expenses is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Despite the variability of such estimates, management believes that the reserve is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2017. The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

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

Exchange Services Revenue
Fees are recognized at the signing of a binding agreement and investment earnings are recognized as they are earned. Exchange services revenue is included in other revenues in the Consolidated Statements of Income.
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
Comprehensive Income
The Company’s accumulated other comprehensive income is comprised of unrealized holding gains/losses on available-for-sale securities, net of tax, and unrecognized prior service cost and unrealized gains/losses associated with postretirement benefit liabilities, net of tax. Accumulated other comprehensive income as of December 31, 2017 consists of $16,002,382 of unrealized holding gains on available-for-sale securities and $57,556 of unrecognized actuarial losses associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2016 consists of $11,870,647 of unrealized holding gains on available-for-sale securities and $109,200 of unrecognized actuarial losses associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2015 consists of $11,597,741 of unrealized holding gains on available-for-sale securities and $114,726 of unrecognized prior service cost and unrecognized actuarial losses associated with postretirement benefit liabilities.
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

The excess tax benefit related to stock appreciation rights included in income taxes payable was $142,280, $32,293 and $26,875 in 2017, 2016 and 2015, respectively.
Goodwill
Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. The fair value of the Company’s goodwill is principally based on values obtained from a third party valuation service. Goodwill is reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable.
Other Intangible Assets
The Company’s other intangible assets consist of non-compete agreements, referral relationships and a tradename resulting from agency acquisitions; all of which are recorded at the acquisition date fair value. The fair value of the Company’s other intangible assets is principally based on values obtained from a third party valuation service. These assets are amortized on a straight-line basis over their useful lives, which range from 1 to 30 years; noting that the amortization of certain non-compete contracts will start at a future date when the related employment agreements are terminated. Other intangible assets are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable.
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
Recently Issued Accounting Standards

In February 2018, the FASB issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 is intended to help organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act (“TCJA”). Under the ASU, entities will have the option to reclassify tax effects within other comprehensive income to retained earnings in each period in which the effect of the change in the federal corporate tax rate under the TCJA is recorded. The update is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted upon issuance of the standard, and the Company expects to adopt the standard during 2018. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. Specifically, the ASU shortens the amortization period for certain investments in callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The update is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715). This update requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost (the "other components") and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. None of these amendments will have a material impact on the Company’s financial position or results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the ASU clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. None of these amendments is expected to have a material impact on the Company's financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update broadens the information that an entity must consider in developing its expected credit loss estimates, and is meant to better reflect an entity’s current estimate of all expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact. Currently, the Company's potential credit losses under this accounting standard relate to available-for-sale securities. The Company does not believe that the risk of credit losses, based on current available-for-sale security holdings, is material to the Company's financial statements as a whole. Please refer to Note 3 for further information about the Company's investments.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 updated guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The update is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period. The Company adopted this update on January 1, 2017 with no material impact to the Company's financial position or results of operations. All excess tax benefits and tax deficiencies are now recognized as income tax expense or benefit in the Consolidated Statements of Income. In addition, a reclassification was made on the Consolidated Statements of Cash Flows, as companies are now required to present excess tax benefits as an operating activity on the Consolidated Statements of Cash Flows rather than as a financing activity. The Company began recording all excess tax benefits and tax deficiencies as an income tax expense or benefit on a prospective basis. The amendments relating to the presentation of excess tax benefits within the Consolidated Statements of Cash Flows were adopted by the Company retrospectively.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 updated guidance to improve financial reporting for leasing transactions. The core principle of the guidance is that lessees will be required to recognize assets and liabilities on the balance sheet for all leases with terms of more than twelve months. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from current GAAP, with some targeted improvements. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, both lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted for all entities upon issuance. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact. As of December 31, 2017, future minimum lease payments with terms of more than twelve months were approximately $3.6 million.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 updated guidance to enhance the reporting model for financial instruments. Among the main principles of the guidance applicable to the Company are provisions to: require equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, noting that when a qualitative assessment indicates that impairment exists that an entity is required to measure the investment at fair value; eliminate the requirement to disclose methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost; require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and financial liabilities by measuring category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the provision requiring entities to recognize the fair value change from instrument-specific credit risk in other comprehensive income for financial liabilities measured using the fair value option in Accounting Standards Codification ("ASC") 825, and can be early adopted for financial statements of annual or interim periods that have not yet been issued or made available for issuance. The Company will be required to apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with the amendments related to equity securities without readily determinable fair values being applied prospectively to equity investments that exist as of the date of adoption. While the Company expects the guidance to have an impact on the Company’s financial condition and results of operations once effective, the materiality of this impact will depend upon the level of volatility experienced within the Company’s equity portfolio.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update originally became effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 updated guidance to defer the effective date of the standard by one year. Based on the Company’s evaluation of ASU 2014-09, there will be no significant changes to revenue recognition practices upon adoption.

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

Combined capital and surplus on a statutory basis was $171,896,522 and $152,700,227 as of December 31, 2017 and 2016, respectively. Net income on a statutory basis was $18,766,527, $17,863,815 and $13,621,174 for the twelve months ended December 31, 2017, 2016 and 2015, respectively.
The Company has designated approximately $57,301,000 and $53,190,000 of retained earnings as of December 31, 2017 and 2016, respectively, as appropriated to reflect the required statutory premium and supplemental reserves. See Note 8 for the tax treatment of the statutory premium reserve.
As of December 31, 2017 and 2016, approximately $102,082,000 and $88,323,000, respectively, of consolidated stockholders’ equity represents net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. During 2018, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $18,960,000.
Bonds totaling approximately $7,119,000 and $6,843,000 at December 31, 2017 and 2016, respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments and Estimated Fair Value
The aggregate estimated fair value, gross unrealized holding gains, gross unrealized holding losses, and cost or amortized cost for securities by major security type at December 31 were as follows:

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
Government obligations	$1,042,921	$—	$951	$1,041,970
General obligations of U.S. states, territories and political subdivisions	24,189,032	505,513	50,224	24,644,321
Special revenue issuer obligations of U.S. states, territories and political subdivisions	62,591,978	2,217,665	164,355	64,645,288
Corporate debt securities	12,490,154	528,218	8,868	13,009,504
Total	$100,314,085	$3,251,396	$224,398	$103,341,083
Equity securities, available-for-sale, at fair value:
Common stocks	$26,002,619	$21,376,110	$11,903	$47,366,826
Total	$26,002,619	$21,376,110	$11,903	$47,366,826
Short-term investments:
Commercial paper, money market funds and certificates of deposit	$23,779,672	$—	$—	$23,779,672
Total	$23,779,672	$—	$—	$23,779,672

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$29,374,774	$440,628	$298,533	$29,516,869
Special revenue issuer obligations of U.S. states, territories and political subdivisions	57,459,818	1,619,444	502,135	58,577,127
Corporate debt securities	13,327,765	512,316	—	13,840,081
Total	$100,162,357	$2,572,388	$800,668	$101,934,077
Equity securities, available-for sale, at fair value:
Common stocks	$24,836,032	$16,392,210	$48,983	$41,179,259
Total	$24,836,032	$16,392,210	$48,983	$41,179,259
Short-term investments:
Money market funds and certificates of deposit	$6,558,840	$—	$—	$6,558,840
Total	$6,558,840	$—	$—	$6,558,840

The special revenue category for both periods presented includes approximately 60 individual bonds with revenue sources from a variety of industry sectors.
The scheduled maturities of fixed maturity securities at December 31, 2017 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$11,570,232	$11,637,351
Due after one year through five years	38,510,415	39,352,750
Due five years through ten years	48,246,123	49,802,410
Due after ten years	1,987,315	2,548,572
Total	$100,314,085	$103,341,083
Earnings on investments for the years ended December 31 were as follows:

	2017	2016	2015
Fixed maturities	$3,037,105	$3,506,484	$3,439,296
Equity securities	1,202,912	1,157,550	1,086,365
Invested cash and other short-term investments	201,780	19,982	5,605
Miscellaneous interest	2,650	473	53
Investment income	$4,444,447	$4,684,489	$4,531,319
Gross realized gains and losses on sales of investments for the years ended December 31 are summarized as follows:

	2017	2016	2015
Gross realized gains:
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$139	$161	$—
Corporate debt securities	—	119,001	5,417
Common stocks and nonredeemable preferred stocks	1,487,420	953,491	1,572,636
Auction rate securities	—	74,996	—
Total	1,487,559	1,147,649	1,578,053
Gross realized losses:
General obligations of U.S. states, territories and political subdivisions	—	(535)	(12,319)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	(100)	(1,085)	(397)
Common stocks	(260,194)	(173,357)	(846,500)
Other than temporary impairment of securities	(25,411)	(233,941)	(751,059)
Total	(285,705)	(408,918)	(1,610,275)
Net realized gain (loss)	$1,201,854	$738,731	$(32,222)
Net realized (loss) gain on other investments:
Impairments of other assets and investments	$(182,667)	$—	$(233,069)
Net gain on other assets and investments	21,714	29,705	149,128
Total	$(160,953)	$29,705	$(83,941)
Net realized gain (loss) on investments	$1,040,901	$768,436	$(116,163)
Realized gains and losses are determined on the specific identification method.

The following table presents the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2017 and 2016:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2017	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Government obligations	$1,041,970	$(951)	$—	$—	$1,041,970	$(951)
General obligations of U.S. states, territories and political subdivisions	4,560,021	(26,823)	3,535,040	(23,401)	8,095,061	(50,224)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	13,550,979	(61,127)	4,022,310	(103,228)	17,573,289	(164,355)
Corporate debt securities	3,744,195	(8,868)	—	—	3,744,195	(8,868)
Total fixed maturity securities	$22,897,165	$(97,769)	$7,557,350	$(126,629)	$30,454,515	$(224,398)
Equity securities	61,187	(11,903)	—	—	61,187	(11,903)
Total temporarily impaired securities	$22,958,352	$(109,672)	$7,557,350	$(126,629)	$30,515,702	$(236,301)

December 31, 2016
General obligations of U.S. states, territories and political subdivisions	$13,884,808	$(298,533)	$—	$—	$13,884,808	$(298,533)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	16,161,906	(502,135)	—	—	16,161,906	(502,135)
Total fixed maturity securities	$30,046,714	$(800,668)	$—	$—	$30,046,714	$(800,668)
Equity securities	380,400	(48,983)	—	—	380,400	(48,983)
Total temporarily impaired securities	$30,427,114	$(849,651)	$—	$—	$30,427,114	$(849,651)
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
Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 32 and 36 securities had unrealized losses at December 31, 2017 and December 31, 2016, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. During 2017, the Company recorded other-than-temporary impairment charges in the amount of $25,411 related to securities. During 2016, the Company recorded other-than-temporary impairment charges in the amount of $233,941 related to securities. During 2015, the Company recorded other-than-temporary impairment charges in the amount of $751,059 related to securities. Other-than-temporary impairment charges are included in net realized gain (loss) on investments in the Consolidated Statements of Income.

Variable Interest Entities

The Company holds investments in variable interest entities (“VIEs”) that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of December 31, 2017:

Type of Investment	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$905,179	$905,179	$1,325,000
Real estate LLCs or LPs	Other investments	5,355,874	5,849,112	7,700,000
Small business investment LPs	Other investments	3,750,677	3,806,600	9,400,000
Total		$10,011,730	$10,560,891	$18,425,000

(a)
Maximum potential loss is calculated as the total investment in the LLC or LP including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

Valuation of Financial Assets and Liabilities
The FASB has established a valuation hierarchy for disclosure of the inputs used to estimated measure fair value of financial assets and liabilities, such as securities. This hierarchy categorizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.
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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds. Estimated fair value is principally based on market values obtained from a third party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the estimated fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of December 31, 2017 and December 31, 2016, the Company did not adjust any Level 2 fair values.

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

The Company did not carry any Level 3 category debt or equity investment securities as of December 31, 2017 and 2016.

The following table presents, by level, the financial assets carried at estimated fair value measured on a recurring basis as of December 31, 2017 and 2016. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value.

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Short-term investments	$23,779,672	$—	$—	$23,779,672
Equity securities:
Common stocks	47,366,826	—	—	47,366,826
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	90,331,579	—	90,331,579
Corporate debt securities*	—	13,009,504	—	13,009,504
Total	$71,146,498	$103,341,083	$—	$174,487,581

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Short-term investments	$6,558,840	$—	$—	$6,558,840
Equity securities:
Common stocks	41,179,259	—	—	41,179,259
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	—	88,093,996	—	88,093,996
Corporate debt securities*	—	13,840,081	—	13,840,081
Total	$47,738,099	$101,934,077	$—	$149,672,176
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

Accrued interest and dividends
The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.
The carrying amounts and estimated fair values of other financial instruments (see previous table for investments carried at estimated fair value) as of December 31, 2017 and 2016 are presented in the following table:

As of December 31, 2017
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$20,214,468	$20,214,468	$20,214,468	$—	$—
Cost-basis investments	5,438,745	5,710,184	—	—	5,710,184
Accrued interest and dividends	1,099,879	1,099,879	1,099,879	—	—
Total	$26,753,092	$27,024,531	$21,314,347	$—	$5,710,184

As of December 31, 2016
Financial Assets	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$27,928,472	$27,928,472	$27,928,472	$—	$—
Cost-basis investments	4,244,402	4,497,665	—	—	4,497,665
Accrued interest and dividends	1,035,152	1,035,152	1,035,152	—	—
Total	$33,208,026	$33,461,289	$28,963,624	$—	$4,497,665

4. Property and Equipment
Property and equipment and estimated useful lives at December 31 are summarized as follows:

	2017	2016
Land	$1,122,582	$1,122,582
Office buildings and improvements (25 years)	4,406,117	4,399,448
Furniture, fixtures and equipment (3 to 10 years)	12,993,387	10,444,355
Automobiles (3 years)	891,001	971,235
Total	19,413,087	16,937,620
Less accumulated depreciation	(9,240,183)	(8,184,154)
Property and equipment, net	$10,172,904	$8,753,466

Included within furniture, fixtures and equipment is software developed by the Company for internal use. Capitalized costs include both direct and indirect costs, such as payroll costs of employees associated with developing software, incurred during the software development stage.

5. Reinsurance
The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Premiums assumed and ceded were approximately $3,000 and $264,000, respectively, for 2017, $17,000 and $141,000, respectively, for 2016 and $34,000 and $215,000, respectively, for 2015. Ceded reinsurance is comprised of excess of loss treaties, which outline the conditions in which the reinsurance company will pay claims and protect against losses over certain agreed amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event that the assuming insurance companies are unable to meet their obligations under these contracts. The Company has not paid or recovered any reinsured losses during the three years ended December 31, 2017.

6. Reserve for Claims

Changes in the reserve for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

	2017	2016	2015
Balance, beginning of period	$35,305,000	$37,788,000	$36,677,000
Provision (benefit) related to:
Current year	7,431,586	6,673,036	7,295,013
Prior years	(4,120,506)	(6,430,083)	(2,816,519)
Total provision charged to operations	3,311,080	242,953	4,478,494
Claims paid, net of recoveries, related to:
Current year	(74,885)	(102,501)	(97,116)
Prior years	(3,740,195)	(2,623,452)	(3,270,378)
Total claims paid, net of recoveries	(3,815,080)	(2,725,953)	(3,367,494)
Balance, end of year	$34,801,000	$35,305,000	$37,788,000

The Company continually refines its reserve estimates as current loss experience develops and credible data emerges. Movements in the reserve related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data. The 2017 increase in the provision for claims compared with 2016 primarily related to higher levels of favorable loss development in 2016. The 2016 calendar year change in the provision relating to prior years resulted mostly from changes to certain actuarial inputs and favorable development in 2016 versus the prior year related primarily to policy years 2009 through 2015. Due to variances between actual and expected loss payments, loss development is subject to significant variability.
The Company does not recognize claim recoveries until an actual payment has been received by the Company. The Company realized claim recoveries of approximately $570,000, $1,040,000 and $467,000 during 2017, 2016 and 2015, respectively.
The provision for claims as a percentage of net premiums written was 2.4%, 0.2% and 4.0% in 2017, 2016 and 2015, respectively.
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

A summary of the Company’s loss reserve, broken down into its components of known title claims and IBNR, follows:

	2017	%	2016	%
Known title claims	$4,646,422	13.4	$4,405,343	12.5
IBNR	30,154,578	86.6	30,899,657	87.5
Total loss reserve	$34,801,000	100.0	$35,305,000	100.0

In management’s opinion, the reserve is adequate to cover claim losses which might result from pending and future claims.

7. Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award; and (b) the amount of compensation cost, if any, for future services that the Company has not yet recognized.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

For the Years Ended December 31,	2017	2016	2015
Net income attributable to the Company	$25,706,502	$19,523,118	$12,533,905
Weighted average common shares outstanding – Basic	1,886,354	1,907,675	1,984,360
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	9,517	7,382	5,439
Weighted average common shares outstanding – Diluted	1,895,871	1,915,057	1,989,799
Basic earnings per common share	$13.63	$10.23	$6.32
Diluted earnings per common share	$13.56	$10.19	$6.30

There were 4,500 potential shares excluded from the computation of diluted earnings per share in 2017. There were no potential shares excluded from the computation of diluted earnings per share in 2016 and 2015.

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

A summary of share-based award transactions for all share-based award plans follows:

	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2015	21,000	$51.30	3.64	$453,510
SARs granted	4,500	73.00
SARs exercised	(2,000)	47.88
Options exercised	(1,500)	36.79
Outstanding as of December 31, 2015	22,000	$57.04	3.93	$945,055
SARs granted	4,500	93.87
SARs exercised	(2,000)	32.00
Outstanding as of December 31, 2016	24,500	$65.85	3.85	$836,640
SARs granted	4,500	192.71
SARs exercised	(4,000)	36.38
Outstanding as of December 31, 2017	25,000	$93.40	3.98	$2,623,720

Exercisable as of December 31, 2017	23,875	$88.72	3.87	$2,617,375

Unvested as of December 31, 2017	1,125	$192.71	6.38	$6,345
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2017. The intrinsic values of SARs exercised during 2017, 2016 and 2015 were approximately $473,000, $117,000 and $104,000, respectively.

There were no options outstanding at December 31, 2017. The following table summarizes information about SARs outstanding at December 31, 2017:

			SARs Outstanding at Year-End			SARs Exercisable at Year-End
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$40.00	—	$49.99	1,000	0.38	$41.50	1,000	$41.50
50.00	—	59.99	3,000	1.37	50.50	3,000	50.50
60.00	—	69.99	4,500	3.39	68.70	4,500	68.70
70.00	—	79.99	7,500	3.58	72.44	7,500	72.44
90.00	—	99.99	4,500	5.38	93.87	4,500	93.87
190.00	—	199.99	4,500	6.38	192.71	3,375	192.71
$40.00	—	$199.99	25,000	3.98	$93.40	23,875	$88.72
In 2017, 4,500 SARs vested with a fair value of $219,315.

During the second quarters of 2017, 2016 and 2015, the Company issued share-settled SARs to the directors of the Company. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments. The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair values for the SARs issued during 2017, 2016 and 2015 were $55.40, $28.75 and $31.16, respectively, and were estimated using the weighted average assumptions shown in the table below.

	2017	2016	2015
Expected Life in Years	7.0	7.0	7.0
Volatility	26.2%	28.9%	40.7%
Interest Rate	2.0%	1.7%	2.0%
Yield Rate	0.8%	0.7%	0.4%

There was approximately $219,000, $132,000 and $138,000 of compensation expense relating to SARs or options vesting on or before December 31, 2017, 2016 and 2015, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of December 31, 2017, there was approximately $62,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately 3 months.

The estimated weighted average grant-date fair value of SARs granted for the years ended December 31 was as follows:

For the Years Ended December 31,	2017	2016	2015
Exercise price equal to market price on date of grant:
Weighted average market price	$192.71	$93.87	$73.00
Weighted average grant-date fair value	$55.40	$28.75	$31.16

There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

8. Income Taxes
The components of income tax expense for the years ended December 31 are summarized as follows:

For the Years Ended December 31,	2017	2016	2015
Current:
Federal	$9,163,000	$5,745,000	$4,179,000
State	71,000	81,000	34,000
Total current	9,234,000	5,826,000	4,213,000
Deferred:
Federal	(4,649,054)	2,755,777	976,624
State	(14,946)	34,223	38,376
Total deferred	(4,664,000)	2,790,000	1,015,000
Total	$4,570,000	$8,616,000	$5,228,000
For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in premium and retaliatory taxes in the Consolidated Statements of Income.
On December 22, 2017, the TCJA, was enacted into law. The new tax legislation, among other changes, reduces the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As required under generally accepted accounting principles, the Company’s deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate income tax rate. The impact was recognized in the Company’s provision for income taxes in the fourth quarter of 2017. The revaluation resulted in a benefit of approximately $5.3 million, or $2.82 per diluted share.
At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

For the Years Ended December 31,	2017	2016
Deferred income tax assets:
Accrued benefits and retirement services	$2,448,598	$3,625,943
Other-than-temporary impairment of assets	265,178	429,167
Allowance for doubtful accounts	102,015	122,477
Net operating loss carryforward	33,000	15,000
Postretirement benefit obligation	18,318	56,259
Other	878,195	418,335
Total	3,745,304	4,667,181
Deferred income tax liabilities:
Net unrealized gain on investments	5,193,029	6,207,324
Recorded reserve for claims, net of statutory premium reserves	4,126,388	4,985,984
Intangible assets	1,337,909	2,525,511
Excess of tax over book depreciation	1,042,205	1,303,710
Other	671,532	762,908
Total	12,371,063	15,785,437
Net deferred income tax liabilities	$(8,625,759)	$(11,118,256)
At December 31, 2017 and 2016, no valuation allowance was recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these deferred income tax assets will be realized.

A reconciliation of income tax as computed for the years ended December 31 at the U.S. federal statutory income tax rate of 35% for 2017, 34.6% for 2016 and 34.4% for 2015, respectively, to income tax expense follows:

For the Years Ended December 31,	2017	2016	2015
Anticipated income tax expense	$10,594,700	$9,733,482	$6,115,306
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	46,150	52,974	22,304
Tax-exempt interest income (net of amortization)	(1,298,251)	(1,074,504)	(981,712)
Tax Cuts and Jobs Act	(5,341,521)	—	—
Other, net	568,922	(95,952)	72,102
Provision for income taxes	$4,570,000	$8,616,000	$5,228,000
In accounting for uncertainty in income taxes, the Company is required to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. There were no unrecognized tax benefits or liabilities as of December 31, 2017.
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
The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2014.

9. Leases
The Company leases certain office facilities and equipment under operating leases. Rental expense also includes occasional rental of automobiles. Rent expense totaled approximately $1,232,000, $896,000, and $793,000 in 2017, 2016 and 2015, respectively. The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2017, are summarized as follows:

Year Ended:
2018	$1,190,734
2019	1,018,685
2020	861,763
2021	766,584
2022	588,720
Thereafter	340,462
Total	$4,766,948

10. Retirement Agreements and Other Postretirement Benefit Plan
The Company has a 401(k) savings plan. In order to participate in the plan, individuals must have worked at the Company for at least 3 months. In order to be eligible for employer contributions, individuals must be employed for one full year and work at least 1,000 hours annually. The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution. Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code. Expenses related to the 401(k) plan were approximately $1,577,000, $810,000 and $741,000 for 2017, 2016 and 2015, respectively.

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
In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives. The amount accrued for all agreements at December 31, 2017 and 2016 was approximately $9,492,000 and $8,487,000, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract. Both the 2017 and 2016 accruals are included in the accounts payable and accrued liabilities line item of the Consolidated Balance Sheets. These executive contracts are accounted for on an individual contract basis. On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the Internal Revenue Code, and were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) plan.
On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The benefits are unfunded. Estimated future benefit payouts expected to be paid for each of the next five years are $11,789 in 2018, $13,343 in 2019, $14,913 in 2020, $16,501 in 2021, $24,250 in 2022 and $174,283 in the next five years thereafter.
Cost of the Company’s postretirement benefits included the following components and is presented in the salaries, employee benefits and payroll taxes line of its Consolidated Statements of Income:

	2017	2016	2015
Net periodic benefit cost
Service cost – benefits earned during the year	$—	$10,180	$16,748
Interest cost on the projected benefit obligation	36,869	35,123	30,772
Amortization of unrecognized prior service cost	—	—	4,390
Amortization of unrecognized loss	8,612	8,941	3,514
Net periodic benefits cost at end of year	$45,481	$54,244	$55,424

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net amount in accumulated other comprehensive income is $(87,191), $(57,556) net of tax, for December 31, 2017, and $(165,437), $(109,200) net of tax, for December 31, 2016, and represents the net unrecognized actuarial losses and unrecognized prior service costs. The effects of the funded status on the Company’s Consolidated Balance Sheets at December 31, 2017 and 2016 are presented in the following table:

	2017	2016
Funded status
Actuarial present value of future benefits:
Fully eligible active employee	$(895,727)	$(928,492)
Non-eligible active employees	—	—
Plan assets	—	—
Funded status of accumulated postretirement benefit obligation, recognized in other liabilities	$(895,727)	$(928,492)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2017 and 2016 includes the following:

	2017	2016
Accrued postretirement benefit obligation at beginning of year	$(928,492)	$(882,623)
Service cost – benefits earned during the year	—	(10,180)
Interest cost on projected benefit obligation	(36,869)	(35,123)
Actuarial gain (loss)	69,634	(566)
Accrued postretirement benefit obligation at end of year	$(895,727)	$(928,492)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

	2017	2016
Balance at beginning of year	$165,437	$173,812
Components of accumulated other comprehensive income:
Unrecognized prior service cost	—	—
Amortization of loss, net	(8,612)	(8,941)
Actuarial (gain) loss	(69,634)	566
Balance at end of year	$87,191	$165,437

The amounts currently in accumulated other comprehensive income, pre-tax, that will be reclassified to the Consolidated Statements of Income and recognized as components of net periodic benefit costs in 2018 are:

Projected 2018
Amortization of unrecognized prior service cost	$—
Amortization of unrecognized loss	—
Net periodic benefit cost at end of year	$—

Assumed health care cost trend rates do have an effect on the amounts reported for the postretirement benefit obligations. The following illustrates the effects on the net periodic postretirement benefit cost (“NPPBC”) and the accumulated postretirement benefit obligation (“APBO”) of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate as of December 31, 2017:

	One Percentage Point Increase	One Percentage Point Decrease
Net periodic postretirement benefit cost
Effect on the service cost component	$—	$—
Effect on interest cost	6,761	(5,305)
Total effect on the net periodic postretirement benefit cost	$6,761	$(5,305)
Accumulated postretirement benefit obligation (including active employees who are not fully eligible)
Effect on those currently receiving benefits (retirees and spouses)	$—	$—
Effect on active fully eligible	187,814	(147,367)
Effect on actives not yet eligible	—	—
Total effect on the accumulated postretirement benefit obligation	$187,814	$(147,367)

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

Escrow and Trust Deposits. As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $20,880,000 and $18,032,000 as of December 31, 2017 and 2016, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchange Proceeds. In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $184,985,000 and $202,184,000 as of December 31, 2017 and 2016, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

12. Segment Information

The Company has one reportable segment, title insurance services. The remaining immaterial segments have been combined into a group called “All Other.”

The title insurance segment primarily issues title insurance policies through approved attorneys from underwriting offices and through independent issuing agents. Title insurance policies insure titles to real estate.

Provided below is selected financial information about the Company’s operations by segment for the periods ended December 31, 2017, 2016 and 2015:

2017	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$154,333,311	$7,530,496	$(5,699,859)	$156,163,948
Investment income	4,992,127	546,105	(1,093,785)	4,444,447
Net realized gain on investments	931,635	109,266	—	1,040,901
Total revenues	$160,257,073	$8,185,867	$(6,793,644)	$161,649,296
Operating expenses	129,095,939	7,912,962	(5,630,175)	131,378,726
Income before income taxes	$31,161,134	$272,905	$(1,163,469)	$30,270,570
Total assets	$193,827,920	$55,084,939	$—	$248,912,859

2016	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$128,408,746	$6,808,392	$(2,177,649)	$133,039,489
Investment income	4,329,605	564,891	(210,007)	4,684,489
Net realized gain on investments	644,850	123,586	—	768,436
Total revenues	$133,383,201	$7,496,869	$(2,387,656)	$138,492,414
Operating expenses	105,885,770	6,583,157	(2,107,965)	110,360,962
Income before income taxes	$27,497,431	$913,712	$(279,691)	$28,131,452
Total assets	$183,763,655	$45,174,467	$—	$228,938,122

2015	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$118,144,981	$6,479,484	$(1,839,549)	$122,784,916
Investment income	4,073,857	574,132	(116,670)	4,531,319
Net realized loss on investments	(13,603)	(102,560)	—	(116,163)
Total revenues	$122,205,235	$6,951,056	$(1,956,219)	$127,200,072
Operating expenses	104,594,829	6,598,055	(1,769,865)	109,423,019
Income before income taxes	$17,610,406	$353,001	$(186,354)	$17,777,053
Total assets	$163,582,898	$47,939,131	$—	$211,522,029

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
On October 31, 2012, the Plan was amended to, among other things, extend the expiration date of the plan from November 11, 2012 to October 31, 2022 and increase the exercise price of the stock purchase rights from $80 per unit to $220 per unit. In connection with the amendments to the shareholders’ rights plan, the Board of Directors of the Company also amended the Company’s Articles of Incorporation to increase the number of shares designated under the rights plan as Series A Participating Preferred Stock from 100,000 shares to 200,000 shares. There were 1,000,000 shares of Preferred Stock authorized as of December 31, 2017 and 2016, with 200,000, being designated Class A Junior Participating Preferred Stock.

14. Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company invests its cash and cash equivalents into high credit quality security instruments. Deposits which exceed $250,000 at each institution are not insured by the Federal Deposit Insurance Corporation (“FDIC”). Of the $20.2 million in cash and cash equivalents at December 31, 2017, $19.3 million was not insured by the FDIC. Of the $27.9 million in cash and cash equivalents at December 31, 2016, $27.1 million was not insured by the FDIC. The Company mitigates the risk of having cash and cash equivalents not insured by the FDIC by monitoring the credit quality of the financial institutions in which the funds are held.

15. Business Concentration
The Company generates a significant amount of title insurance premiums in North Carolina, Texas and South Carolina. In 2017, 2016 and 2015, North Carolina accounted for 38.3%, 35.5% and 32.5% of total title premiums, respectively. In 2017, 2016 and 2015, Texas accounted for 19.1%, 20.0% and 22.5% of total title premiums, respectively. In 2017, 2016 and 2015, South Carolina accounted for 10.3%, 10.1% and 10.1% of total title premiums, respectively.

16. Related Party Transactions
The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investments in these limited liability companies. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	2017	2016
Consolidated Balance Sheets
Other investments	$6,594,000	$6,437,000
Premiums and fees receivable	$720,000	$56,000

Financial Statement Classification,
Consolidated Statements of Income	2017	2016	2015
Net premiums written	$14,355,000	$15,016,000	$14,015,000
Other income	$2,240,000	$2,317,000	$2,618,000
Commissions to agents	$9,864,000	$10,394,000	$9,700,000

17. Business Combinations, Intangible Assets and Goodwill

Recent Business Combinations

In October 2016, National Investors Holdings, LLC ("NIH"), a subsidiary of the Company, acquired all of the outstanding shares of a title insurance agency doing business in Texas. NIH paid $10 million plus a $918,000 adjustment for the title insurance agency’s net cash position at closing.

Intangible Assets

 The fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from a third party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that certain events and changes in circumstances occurred during 2017 that indicated a portion of the carrying amount of the Company’s intangible assets may not be recoverable. Therefore, net identifiable intangible assets of $153,667 were impaired during 2017.

Identifiable intangible assets consist of the following as of December 31:

Year Ended:	2017	2016
Referral relationships	$6,416,215	$6,416,215
Non-complete agreements	1,405,685	1,405,685
Tradename	560,000	560,000
Total	8,381,900	8,381,900
Accumulated amortization	(1,374,461)	(475,110)
Identifiable intangible assets, net	$7,007,439	$7,906,790

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended:
2018	$642,253
2019	568,920
2020	568,920
2021	561,587
2022	524,920
Thereafter	4,140,839
Total	$7,007,439

Goodwill and Title Plant

As of December 31, 2017 and 2016, the Company recognized $4,349,851 in goodwill and $690,000 in a title plant, net of impairments, as the result of title agency acquisitions. The fair values of goodwill and the title plant, both Level 3 inputs, are principally based on values obtained from a third party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that certain events and changes in circumstances occurred during 2017 that indicated a portion of the carrying amount of the Company’s goodwill may not be recoverable. Therefore, goodwill of $29,000 was impaired during 2017.

18. Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended December 31, 2017, 2016 and 2015:

2017	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,870,647	$(109,200)	$11,761,447
Other comprehensive income before reclassifications	4,922,796	45,958	4,968,754
Amounts reclassified from accumulated other comprehensive income	(791,061)	5,686	(785,375)
Net current-period other comprehensive income	4,131,735	51,644	4,183,379
Ending balance	$16,002,382	$(57,556)	$15,944,826

2016	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,597,741	$(114,726)	$11,483,015
Other comprehensive income (loss) before reclassifications	758,021	(374)	757,647
Amounts reclassified from accumulated other comprehensive income	(485,115)	5,900	(479,215)
Net current-period other comprehensive income	272,906	5,526	278,432
Ending balance	$11,870,647	$(109,200)	$11,761,447

2015	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$12,934,497	$(77,988)	$12,856,509
Other comprehensive loss before reclassifications	(1,355,316)	(41,954)	(1,397,270)
Amounts reclassified from accumulated other comprehensive income	18,560	5,216	23,776
Net current-period other comprehensive loss	(1,336,756)	(36,738)	(1,373,494)
Ending balance	$11,597,741	$(114,726)	$11,483,015

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended December 31, 2017, 2016 and 2015:

2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$1,227,265
Other-than-temporary impairments	(25,411)
Total	$1,201,854	Net realized gain (loss) on investments
Tax	(410,793)	Provision for Income Taxes
Net of Tax	$791,061
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(8,612)
Total	$(8,612)	(a)
Tax	2,926	Provision for Income Taxes
Net of Tax	$(5,686)
Reclassifications for the period	$785,375

2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$972,672
Other-than-temporary impairments	(233,941)
Total	$738,731	Net realized gain (loss) on investments
Tax	(253,616)	Provision for Income Taxes
Net of Tax	$485,115
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(8,941)
Total	$(8,941)	(a)
Tax	3,041	Provision for Income Taxes
Net of Tax	$(5,900)
Reclassifications for the period	$479,215

2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$718,837
Other-than-temporary impairments	(751,059)
Total	$(32,222)	Net realized gain (loss) on investments
Tax	13,662	Provision for Income Taxes
Net of Tax	$(18,560)
Amortization related to postretirement benefit plans:
Prior year service cost	$(4,390)
Unrecognized loss	(3,514)
Total	$(7,904)	(a)
Tax	2,688	Provision for Income Taxes
Net of Tax	$(5,216)
Reclassifications for the period	$(23,776)

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
Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2017. The reports of management and Dixon Hughes Goodman LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors,” “General Information - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Board of Directors and Committees - The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2018. Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2018 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2018 and is incorporated by reference in this Annual Report on Form 10-K.
The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2017. The Company does not have any equity compensation plans that have not been approved by its shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	25,000	$93.40	223,000
Equity compensation plans not approved by shareholders	—	—	—
Total	25,000	$93.40	223,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Corporate Governance – Independent Directors” and “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” set forth in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2018 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2018 and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)  Financial Statements
The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS TITLE COMPANY
(Registrant)

	By:	/s/ J. Allen Fine
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 12, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of March, 2018.

/s/ J. Allen Fine	/s/ James A. Fine, Jr.
J. Allen Fine, Chairman of the Board and	James A. Fine, Jr., President, Treasurer, Chief
Chief Executive Officer	Financial Officer, Chief Accounting Officer and
(Principal Executive Officer)	Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ W. Morris Fine	/s/ H. Joe King, Jr.
W. Morris Fine, Executive Vice President,	H. Joe King, Jr., Director
Secretary and Director

/s/ David L. Francis	/s/ James R. Morton
David L. Francis, Director	James R. Morton, Director

/s/ Richard M. Hutson, II	/s/ James H. Speed, Jr.
Richard M. Hutson, II, Director	James H. Speed, Jr., Director

/s/ R. Horace Johnson
R. Horace Johnson, Director

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2017

Type of Investment	Cost (1)	Market Value	Amount at which shown in the Balance Sheet (2)

Fixed maturities:
Bonds:
Government obligation	$1,042,921	$1,041,970	$1,041,970
General obligations of U.S. states, territories and political subdivisions	23,979,386	24,435,873	24,435,873
Special revenue issuer obligations of U.S. states, territories and political subdivisions	45,848,032	47,470,175	47,470,175
Public utilities	16,953,592	17,383,561	17,383,561
Corporate debt securities	12,490,154	13,009,504	13,009,504
Total fixed maturities	100,314,085	103,341,083	103,341,083

Equity securities:
Common stocks:
Public utilities	312,656	459,265	459,265
Banks, trusts and insurance companies	5,213,975	9,112,321	9,112,321
Industrial, miscellaneous and all other	17,596,334	30,385,656	30,385,656
Technology	2,879,654	7,409,584	7,409,584
Total equity securities	26,002,619	47,366,826	47,366,826

Other investments:
Short-term investments	23,779,672	23,779,672	23,779,672
Other investments (3)	11,024,172	11,024,172	11,024,172
Total other investments	34,803,844	34,803,844	34,803,844

Total investments (3)	$161,120,548	$185,511,753	$185,511,753

(1) Fixed maturities are shown at amortized cost and equity securities are shown at original cost.
(2) All fixed maturities presented are classified as available-for-sale and shown at estimated fair value. Equity securities are shown at fair value.
(3) The above summary of investments does not include investments in related parties accounted for under the cost and equity methods of accounting in the amount of $1,008,254.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016

	2017	2016
Assets:
Cash and cash equivalents	$5,872,001	$10,178,219
Investments in fixed maturities, available-for-sale	22,713,771	16,505,866
Investments in equity securities, available-for-sale	3,691,564	3,193,268
Short-term investments	5,808,966	3,162,283
Investments in affiliated companies	128,580,223	113,234,094
Other investments	5,167,102	4,318,296
Premium and fees receivable	94,521	99,878
Other receivables	1,629,758	1,986,634
Income taxes recoverable	3,878,824	2,562,589
Accrued interest and dividends	198,297	86,481
Property, net	2,253,866	2,340,605
Total Assets	$179,888,893	$157,668,213

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$1,916,253	$2,370,963
Deferred income taxes, net	137,153	252,181
Total liabilities	2,053,406	2,623,144

Stockholders’ Equity:
Preferred stock (1,000,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000,000 authorized shares; 1,885,993 and 1,884,283 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively, excluding in each period 291,676 shares of common stock held by the Company)	1	1
Retained earnings	161,890,660	143,283,621
Accumulated other comprehensive income	15,944,826	11,761,447
Total stockholders’ equity	177,835,487	155,045,069
Total Liabilities and Stockholders’ Equity	$179,888,893	$157,668,213

See notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015
Revenues:
Investment income – interest and dividends	$501,653	$525,453	$535,963
Net realized gain (loss) on investments	35,834	77,895	(152,026)
Rental income	812,951	772,123	765,134
Miscellaneous income	220,497	77,074	385,058
Total	1,570,935	1,452,545	1,534,129

Operating Expenses:
Salaries, employee benefits and payroll taxes	1,004,177	664,436	651,957
Office occupancy and operations	213,547	236,954	239,176
Business development	98,562	99,229	76,684
Taxes – other than payroll and income	396,084	183,566	213,466
Professional and contract labor fees	134,659	377,738	378,265
Other expenses	269,300	246,375	198,788
Total	2,116,329	1,808,298	1,758,336

Equity in Net Income of Affiliated Companies	25,633,964	19,665,205	12,640,260

Income before Income Taxes	25,088,570	19,309,452	12,416,053

Income Tax Benefit	(612,000)	(206,000)	(133,000)

Net Income	25,700,570	19,515,452	12,549,053

Net Loss (Income) Attributable to Noncontrolling Interests	5,932	7,666	(15,148)

Net Income Attributable to the Company	$25,706,502	$19,523,118	$12,533,905

Basic Earnings per Common Share	$13.63	$10.23	$6.32

Weighted Average Shares Outstanding – Basic	1,886,354	1,907,675	1,984,360

Diluted Earnings per Common Share	$13.56	$10.19	$6.30

Weighted Average Shares Outstanding – Diluted	1,895,871	1,915,057	1,989,799

Cash Dividends Paid per Common Share	$3.75	$0.72	$0.40

See notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015
Operating Activities
Net income	$25,700,570	$19,515,452	$12,549,053
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net earnings of subsidiaries	(25,633,964)	(19,665,205)	(12,640,260)
Depreciation	97,407	93,086	112,690
Amortization, net	157,674	163,989	192,654
Share-based compensation expense related to stock appreciation rights and options	219,315	132,098	137,759
Net loss on disposals of property	2,955	—	1,683
Net realized (gain) loss on investments	(35,834)	(77,895)	152,026
Net loss (earnings) from other investments	4,994	(13,135)	(237,686)
(Benefit) provision for deferred income taxes	(211,000)	(18,000)	13,000
Decrease (increase) in receivables	362,233	1,037,423	(847,177)
(Increase) decrease in income taxes recoverable	(1,316,235)	(796,982)	169,803
(Increase) decrease in other assets	(111,816)	33,888	7,852
(Decrease) increase in accounts payable and accrued liabilities	(454,710)	(896,311)	1,192,927
Net cash (used in) provided by operating activities	(1,218,411)	(491,592)	804,324

Investing Activities
Purchase of subsidiary	—	(10,918,003)	—
Dividends received from subsidiaries	14,816,379	17,330,948	7,630,835
Purchases of available-for-sale securities	(13,178,177)	(1,783,223)	(260,044)
Purchases of short-term securities	(5,835,325)	(3,162,283)	(2,721,578)
Purchases of and net earnings from other investments	(1,049,680)	(1,552,769)	(2,007,798)
Proceeds from sales and maturities of available-for-sale securities	6,616,875	6,815,907	2,475,557
Proceeds from sales and maturities of short-term securities	3,188,641	3,005,647	—
Proceeds from sales and distributions of other investments	195,881	321,758	734,170
Purchases of property	(13,623)	(144,915)	(32,071)
Net cash provided by investing activities	4,740,971	9,913,067	5,819,071

Financing Activities
Repurchases of common stock	(244,831)	(6,219,670)	(5,483,953)
Exercise of stock appreciation rights and options	(737)	(200)	54,988
Proceeds from note payable	—	6,000,000	—
Payments on note payable	—	(6,000,000)	—
Capital contribution to subsidiary	(510,000)	—	—
Dividends paid	(7,073,210)	(1,370,390)	(789,907)
Net cash used in financing activities	(7,828,778)	(7,590,260)	(6,218,872)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,306,218)	1,831,215	404,523
Cash and Cash Equivalents, Beginning of Period	10,178,219	8,347,004	7,942,481
Cash and Cash Equivalents, End of Period	$5,872,001	$10,178,219	$8,347,004

Supplemental Disclosures:
Income tax payments, net	$11,447,000	$4,964,000	$4,598,000

See notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

1.	The accompanying Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of Investors Title Company and Subsidiaries.

2.	Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2017	2016	2015
Investors Title Insurance Company, net*	$13,236,379	$15,838,248	$7,134,823
Investors Title Exchange Corporation	300,000	100,000	245,000
Investors Title Accommodation Corporation	80,000	45,000	12,000
Investors Capital Management Company	—	—	9,012
Investors Trust Company	200,000	750,000	—
Investors Title Commercial Agency, LLC	150,000	125,000	230,000
National Investors Holdings, LLC	850,000	472,700	—
Total	$14,816,379	$17,330,948	$7,630,835

* Total dividends of $14,330,164, $16,048,255 and $7,251,493 paid to the Parent Company in 2017, 2016 and 2015, respectively, netted with dividends of $1,093,785, $210,007 and $116,670 received from the Parent Company in 2017, 2016 and 2015, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims. Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Year Ended December 31, 2017
Title Insurance	$—	$34,801,000	$—	$537,379	$138,588,877	$3,898,342	$3,311,080	$—	$120,247,790	N/A
All Other	—	—	—	—	—	546,105	—	—	7,819,856	N/A
	$—	$34,801,000	$—	$537,379	$138,588,877	$4,444,447	$3,311,080	$—	$128,067,646	N/A

Year Ended December 31, 2016
Title Insurance	$—	$35,305,000	$—	$475,700	$120,569,151	$4,119,598	$242,953	$—	$103,585,220	N/A
All Other	—	—	—	—	—	564,891	—	—	6,532,789	N/A
	$—	$35,305,000	$—	$475,700	$120,569,151	$4,684,489	$242,953	$—	$110,118,009	N/A

Year Ended December 31, 2015
Title Insurance	$—	$37,788,000	$—	$341,191	$111,909,473	$3,957,187	$4,478,494	$—	$98,417,207	N/A
All Other	—	—	—	—	—	574,132	—	—	6,527,318	N/A
	$—	$37,788,000	$—	$341,191	$111,909,473	$4,531,319	$4,478,494	$—	$104,944,525	N/A

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentages of Amount Assumed to Net
Year Ended December 31, 2017
Title Insurance	$138,850,280	$264,159	$2,756	$138,588,877	—%

Year Ended December 31, 2016
Title Insurance	$120,692,847	$140,942	$17,246	$120,569,151	0.01%

Year Ended December 31, 2015
Title Insurance	$112,090,537	$214,667	$33,603	$111,909,473	0.03%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charge to Other Accounts – Describe	Deductions – Describe		Balance at End of Period
2017
Premiums Receivable:
Valuation Provision	$372,172	$5,783,429	$—	$(5,779,869)	(a)	$375,732
Reserves for Claims	$35,305,000	$3,311,080	$—	$(3,815,080)	(b)	$34,801,000

2016
Premiums Receivable:
Valuation Provision	$3,552,779	$2,679,300	$—	$(5,859,907)	(a)	$372,172
Reserves for Claims	$37,788,000	$242,953	$—	$(2,725,953)	(b)	$35,305,000

2015
Premiums Receivable:
Valuation Provision	$3,022,731	$6,267,911	$—	$(5,737,863)	(a)	$3,552,779
Reserves for Claims	$36,677,000	$4,478,494	$—	$(3,367,494)	(b)	$37,788,000

(a)	Canceled premiums

(b)	Payments of claims, net of recoveries

INDEX TO EXHIBITS

Exhibit Number	Description	Location

2.1	Stock Purchase Agreement between National Investors Holdings, LLC, University Title Company and the sellers dated October 12, 2016	Incorporated by reference to Exhibit 2.1 to Form 10-K for the year ended December 31, 2016, File No. 11774

3.1(a)	Articles of Incorporation dated January 22, 1973	Incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973	Incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(c)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987	Incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(d)	Articles of Amendment to Articles of Incorporation, dated May 15, 2002	Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended June 30, 2002, File No. 11774

3.1(e)	Articles of Amendment to Articles of Incorporation, dated November 2, 2002	Incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended March 31, 2003, File No. 11774

3.1(f)	Articles of Amendment to Articles of Incorporation, dated October 31, 2012	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 31, 2012, File No. 11774

3.2	Amended and Restated By-laws, dated November 9, 2015	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 9, 2015, File No. 11774

4.1	Amended and Restated Rights Agreement dated October 31, 2012, between the Company and Broadridge Issuer Solutions, Inc., as Rights Agent, dated October 31, 2012	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 2, 2012, File No. 11774

10.1(a)*	2001 Stock Option and Restricted Stock Plan, as amended and restated effective May 17, 2006	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 23, 2006, File No. 11774

10.1(b)*	Form of Stock Appreciation Rights Award Agreement under 2001 Stock Option and Restricted Stock Plan	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 23, 2006, File No. 11774

10.1(c)*	Form of Stock Appreciation Rights Agreement under 2001 Stock Option and Restricted Stock Plan	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2009, File No. 11774

10.2*	Amended and Restated Employment Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.3*	Amended and Restated Employment Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.4*	Amended and Restated Employment Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.5*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.6*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.7*	Death Benefit Plan Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.8*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.9*	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.10(a)*	2009 Stock Appreciation Right Plan effective March 2, 2009	Incorporated by reference to Appendix A to the Proxy Statement dated May 26, 2009, File No. 11774

10.10(b)*	Form of Stock Appreciation Rights Agreement under 2009 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2011, File No. 11774

10.11	Business/Commercial Loan Agreement between the Company and First Citizens Bank dated October 27, 2016	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2016, File No. 11774

10.12	Promissory note between the Company and First Citizens Bank dated October 27, 2016	Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2016, File No. 11774

10.13	Commercial Security Agreement between the Company and First Citizens bank dated October 27, 2016	Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2016, File No. 11774

10.14*	Summary of Non-Employee Director Compensation	Filed herewith

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement