Form 10-Q
period 2018-03-31
INVESTORS TITLE CO
filed 2018-05-10
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 23, 2018, there were 1,886,630 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2018 and December 31, 2017
(in thousands)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$22,174	$20,214
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: March 31, 2018: $99,023; December 31, 2017: $100,314)	100,389	103,341
Equity securities, at fair value (cost: March 31, 2018: $26,530; December 31, 2017: $26,003)	47,252	47,367
Short-term investments	21,144	23,780
Other investments	11,601	12,032
Total investments	180,386	186,520

Premium and fees receivable	9,889	10,031
Accrued interest and dividends	1,359	1,100
Prepaid expenses and other receivables	7,904	7,730
Property, net	10,376	10,173
Goodwill and other intangible assets	11,176	11,357
Other assets	1,417	1,403
Current income taxes receivable	—	385
Total Assets	$244,681	$248,913

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$32,770	$34,801
Accounts payable and accrued liabilities	22,876	27,565
Current income taxes payable	215	—
Deferred income taxes, net	8,758	8,626
Total liabilities	64,619	70,992

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,887 and 1,886 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	178,971	161,891
Accumulated other comprehensive income	1,009	15,945
Total stockholders’ equity attributable to the Company	179,980	177,836
Noncontrolling interests	82	85
Total stockholders' equity	180,062	177,921
Total Liabilities and Stockholders’ Equity	$244,681	$248,913

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2018 and 2017
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net premiums written	$29,559	$32,738
Escrow and other title-related fees	1,504	2,015
Non-title services	1,592	1,363
Interest and dividends	1,118	1,097
Other investment income	269	229
Net realized investment gains	153	103
Net unrealized loss on equity investments	(642)	—
Other	223	248
Total Revenues	33,776	37,793

Operating Expenses:
Commissions to agents	14,025	16,331
(Benefit) provision for claims	(1,406)	720
Personnel expenses	11,340	9,958
Office and technology expenses	2,069	1,939
Other expenses	2,523	2,394
Total Operating Expenses	28,551	31,342

Income before Income Taxes	5,225	6,451

Provision for Income Taxes	1,052	1,985

Net Income	4,173	4,466

Net Loss Attributable to Noncontrolling Interests	3	10

Net Income Attributable to the Company	$4,176	$4,476

Basic Earnings per Common Share	$2.21	$2.37

Weighted Average Shares Outstanding – Basic	1,886	1,886

Diluted Earnings per Common Share	$2.20	$2.36

Weighted Average Shares Outstanding – Diluted	1,897	1,895

Cash Dividends Paid per Common Share	$0.40	$0.20

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2018 and 2017
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$4,173	$4,466
Other comprehensive (loss) income, before tax:
Amortization of unrecognized loss	—	2
Unrealized (losses) gains on investments arising during the period *	(1,660)	1,666
Reclassification adjustment for sales of securities included in net income *	—	(90)
Other comprehensive (loss) income, before tax	(1,660)	1,578
Income tax expense related to postretirement health benefits	—	1
Income tax (benefit) expense related to unrealized (losses) gains on investments arising during the period *	(351)	569
Income tax benefit related to reclassification adjustment for sales of securities included in net income *	—	(32)
Net income tax (benefit) expense on other comprehensive (loss) income	(351)	538
Other comprehensive (loss) income	(1,309)	1,040
Comprehensive Income	$2,864	$5,506
Comprehensive loss attributable to noncontrolling interests	3	10
Comprehensive Income Attributable to the Company	$2,867	$5,516

* Amounts related to 2018 include debt securities only. Amounts related to 2017 include both debt and equity securities.

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2018 and 2017
(in thousands)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2017	1,884	$—	$143,284	$11,761	$91	$155,136
Net income attributable to the Company			4,476			4,476
Dividends paid ($0.20 per share)			(377)			(377)
Repurchases of common stock	—		(9)			(9)
Exercise of stock appreciation rights	2		(1)			(1)
Share-based compensation expense related to stock appreciation rights			32			32
Amortization related to postretirement health benefits				2		2
Net unrealized gain on investments				1,038		1,038
Net loss attributable to noncontrolling interests					(10)	(10)
Balance, March 31, 2017	1,886	$—	$147,405	$12,801	$81	$160,287

Balance, January 1, 2018	1,886	$—	$161,891	$15,945	$85	$177,921
Net income attributable to the Company			4,176			4,176
Dividends paid ($0.40 per share)			(755)			(755)
Repurchases of common stock	—		(29)			(29)
Exercise of stock appreciation rights	1		(1)			(1)
Share-based compensation expense related to stock appreciation rights			62			62
Cumulative effect adjustment for adoption of new accounting standards			13,627	(13,627)		—
Net unrealized loss on investments				(1,309)		(1,309)
Net loss attributable to noncontrolling interests					(3)	(3)
Balance, March 31, 2018	1,887	$—	$178,971	$1,009	$82	$180,062

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$4,173	$4,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	400	334
Amortization of investments, net	235	194
Amortization related to postretirement benefits obligation	—	2
Amortization of other intangible assets, net	181	234
Share-based compensation expense related to stock appreciation rights	62	32
Net gain on disposals of property	(9)	(16)
Net realized gain on investments	(153)	(103)
Net unrealized loss on equity investments	642	—
Net earnings from other investments	(109)	(143)
(Benefit) provision for claims	(1,406)	720
Provision (benefit) for deferred income taxes	484	(235)
Changes in assets and liabilities:
Decrease (increase) in premium and fees receivables	142	(9)
Increase in other assets	(447)	(1,168)
Decrease in current income taxes receivable	385	—
Decrease in accounts payable and accrued liabilities	(4,689)	(3,569)
Increase in current income taxes payable	215	2,247
Payments of claims, net of recoveries	(625)	(579)
Net cash (used in) provided by operating activities	(519)	2,407

Investing Activities
Purchases of fixed maturity securities	—	—
Purchases of equity securities	(815)	(561)
Purchases of short-term investments	(2,457)	(7,722)
Purchases of other investments	(145)	(308)
Proceeds from sales and maturities of fixed maturity securities	1,005	3,410
Proceeds from sales of equity securities	441	284
Proceeds from sales and maturities of short-term investments	5,143	646
Proceeds from sales and distributions of other investments	686	1,050
Proceeds from sales of other assets	—	13
Purchases of property	(609)	(1,064)
Proceeds from the sale of property	15	22
Net cash provided by (used in) investing activities	3,264	(4,230)

Financing Activities
Repurchases of common stock	(29)	(9)
Exercise of stock appreciation rights	(1)	(1)
Dividends paid	(755)	(377)
Net cash used in financing activities	(785)	(387)

Net Increase (Decrease) in Cash and Cash Equivalents	1,960	(2,210)
Cash and Cash Equivalents, Beginning of Period	20,214	27,928
Cash and Cash Equivalents, End of Period	$22,174	$25,718

Consolidated Statements of Cash Flows, continued
	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax refunds, net	$(32)	$(28)
Non Cash Investing and Financing Activities:
Non cash net unrealized loss (gain) on investments, net of deferred tax benefit (provision) of $351 and $(537) for March 31, 2018 and 2017, respectively	$1,309	$(1,038)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2017 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Reclassifications – Certain prior year amounts have been reclassified for consistency with the current period presentation. The primary change was the presentation of revenue and operating expenses. Revenue other than title premiums are now presented in more detail than previously provided. Presentation of operating expenses has also been modified. These reclassifications had no effect on the reported results of operations.

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

Recently Adopted Accounting Standards

In February 2018, the FASB issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 is intended to help organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act (“TCJA”). Under the ASU, entities have the option to reclassify tax effects within other comprehensive income to retained earnings in each period in which the effect of the change in the federal corporate tax rate under the TCJA is recorded. The update is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this update on January 1, 2018 by means of a $3.1 million cumulative effect reclassification between retained earnings and accumulated other comprehensive income. The update had no material impact on the Company's financial position and results of operations.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715). This update requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost (the "other components") and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The update was effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this update on January 1, 2018 with no material impact on the Company's financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 updated guidance to enhance the reporting model for financial instruments. Among the main principles of the guidance applicable to the Company are provisions to: require equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, noting that when a qualitative assessment indicates that impairment exists that an entity is required to measure the investment at fair value; eliminate the requirement to disclose methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost; require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and financial liabilities by measuring category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The update was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this update on January 1, 2018 by means of a $16.8 million cumulative effect reclassification of the net unrealized gain related to equity securities from accumulated other comprehensive income to retained earnings. The amendments related to equity securities without readily determinable fair values were applied prospectively to equity investments that existed as of the date of adoption. As a result, the Company recognized a $642 thousand net unrealized loss on equity investments in the Consolidated Statements of Income for the period ended March 31, 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update originally became effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 updated guidance to defer the effective date of the standard by one year. The Company adopted this update using the modified retrospective transition approach on January 1, 2018 with no impact on the Company's financial position and results of operations. Refer to Note 11 for further information regarding the Company's revenue from contracts with customers.

Recently Issued Accounting Standards

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update broadens the information that an entity must consider in developing its expected credit loss estimates, and is meant to better reflect an entity’s current estimate of all expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact. Currently, the Company's potential credit losses under this accounting standard relate to fixed maturity securities. The Company does not believe that the risk of credit losses, based on current fixed maturity holdings, is material to the Company's financial statements as a whole. Refer to Note 6 for further information about the Company's investments.

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

Significant Accounting Policies – The Company has updated the following accounting policies due to the adoption of ASU 2016-01.

Investments in Equity Securities - Equity securities represent ownership interests held by the Company in entities for investment purpose.  Prior to January 1, 2018, these equity securities were classified as available-for-sale and were carried at fair value on the Company’s Consolidated Balance Sheet.  Unrealized holding gains and losses from the changes in the fair values of available-for-sale equity securities were reported in accumulated other comprehensive income.  Effective January 1, 2018, unrealized holding gains and losses are reported in the Consolidated Statement of Income as net unrealized gain or loss on equity securities.  As a result, other-than-temporary impairments will no longer be considered for equity securities.  Realized investment gains and losses from sales are recorded on the trade date and are determined using the specific identification method (see Equity Securities in Note 6 - “Investments and Estimated Fair Value”).

Investments in Fixed Maturity Securities - Fixed maturity securities are classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax and adjusted for other-than-temporary declines in fair value, and reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Realized gains and losses are determined on the specific identification method (see Fixed Maturity Securities in Note 6 - “Investments and Estimated Fair Value”).

Other Investments - Other investments consist of investments in unconsolidated affiliates typically structured as limited liability companies ("LLC's") without readily determinable fair values and are accounted for under either the equity method of accounting or the measurement alternative for investments. The measurement alternative method is used when such investment does not qualify for the equity method and does not qualify for the practical expedient in ASC Topic 820 to estimate fair value using the net asset value per share. Under the measurement alternative method, investments are recorded at cost, less any impairment, and plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

Note 2 – Reserve for Claims

Activity in the reserve for claims for the three-month period ended March 31, 2018 and the year ended December 31, 2017 are summarized as follows:

(in thousands)	March 31, 2018	December 31, 2017
Balance, beginning of period	$34,801	$35,305
(Benefit) provision, charged to operations	(1,406)	3,311
Payments of claims, net of recoveries	(625)	(3,815)
Balance, end of period	$32,770	$34,801

The total reserve for all reported and unreported losses the Company incurred through March 31, 2018 is represented by the reserve for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2018. Management continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserve, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	March 31, 2018%		December 31, 2017%
Known title claims	$3,704	11.3	$4,646	13.4
IBNR	29,066	88.7	30,155	86.6
Total loss reserves	$32,770	100.0	$34,801	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three-month period ended March 31:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Net income attributable to the Company	$4,176	$4,476
Weighted average common shares outstanding – Basic	1,886	1,886
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	11	9
Weighted average common shares outstanding – Diluted	1,897	1,895
Basic earnings per common share	$2.21	$2.37
Diluted earnings per common share	$2.20	$2.36

There were no potential shares excluded from the computation of diluted earnings per share for the three-month periods ended March 31, 2018 and 2017.

The Company historically has adopted employee stock award plans under which restricted stock, and options or stock appreciation rights ("SARs") of the Company's stock may be granted to key employees or directors of the Company at a price not less than the market value on the date of grant. There is currently one active plan from which the Company may grant share-based awards. The awards eligible to be granted under the active plan are limited to SARs, and the maximum aggregate number of shares of common stock of the Company available pursuant to the plan for the grant of SARs is 250 thousand shares.

As of March 31, 2018, the only outstanding awards under the plans were SARs, which expire in seven years from the date of grant, and all of which vest and are exercisable within one year of the date of grant. All SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

There was approximately $62 thousand and $32 thousand of compensation expense relating to SARs vesting on or before March 31, 2018 and 2017, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of March 31, 2018, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	25	$3.85	3.85	$837
SARs granted	4	93.87
SARs exercised	(4)	32.00
Outstanding as of December 31, 2017	25	$65.85	3.85	$837
SARs granted	—	—
SARs exercised	(1)	41.50
Outstanding as of March 31, 2018	24	$95.56	3.88	$2,504

Exercisable as of March 31, 2018	24	$95.56	3.88	$2,504

Unvested as of March 31, 2018	—	$—	0.00	$—

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$32,421	$1,890	$(1,433)	$32,878
Investment income	614	131	—	745
Net realized gain on investments	143	10	—	153
Total revenues	$33,178	$2,031	$(1,433)	$33,776
Operating expenses	27,792	2,058	(1,299)	28,551
Income (loss) before income taxes	$5,386	$(27)	$(134)	$5,225
Total assets	$191,396	$53,285	$—	$244,681

Three Months Ended March 31, 2017 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$35,764	$1,652	$(1,052)	$36,364
Investment income	1,162	164	—	1,326
Net realized gain on investments	63	40	—	103
Total revenues	$36,989	$1,856	$(1,052)	$37,793
Operating expenses	30,501	1,817	(976)	31,342
Income before income taxes	$6,488	$39	$(76)	$6,451
Total assets	$184,770	$48,442	$—	$233,212

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $10.8 million and $9.5 million as of March 31, 2018 and December 31, 2017, respectively. The executive employee benefits include health insurance, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets. The following sets forth the net periodic benefits cost for the executive benefits for the periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Service cost – benefits earned during the year	$—	$—
Interest cost on the projected benefit obligation	8	9
Amortization of unrecognized losses	—	2
Net periodic benefits costs	$8	$11

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturities by major classification are as follows:

As of March 31, 2018 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$22,893	$288	$227	$22,954
Special revenue issuer obligations of U.S. states, territories and political subdivisions	63,638	1,329	380	64,587
Corporate debt securities	12,492	417	61	12,848
Total	$99,023	$2,034	$668	$100,389

As of December 31, 2017 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
Government obligations	$1,043	$—	$1	$1,042
General obligations of U.S. states, territories and political subdivisions	24,189	505	50	24,644
Special revenue issuer obligations of U.S. states, territories and political subdivisions	62,592	2,218	165	64,645
Corporate debt securities	12,490	527	7	13,010
Total	$100,314	$3,250	$223	$103,341

The special revenue category for both periods presented includes approximately 60 individual bonds with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at March 31, 2018 were as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,959	$10,985
Due one year through five years	39,894	40,678
Due five years through ten years	46,032	46,113
Due after ten years	2,138	2,613
Total	$99,023	$100,389

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
As of March 31, 2018 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$9,120	$(108)	$3,430	$(119)	$12,550	$(227)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	18,979	(180)	4,412	(200)	23,391	(380)
Corporate	10,215	(61)	—	—	10,215	(61)
Total fixed income securities	$38,314	$(349)	$7,842	$(319)	$46,156	$(668)

Total temporarily impaired securities	$38,314	$(349)	$7,842	$(319)	$46,156	$(668)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2017 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,042	$(1)	$—	$—	$1,042	$(1)
General obligations of U.S. states, territories and political subdivisions	4,560	(27)	3,535	(23)	8,095	(50)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	13,551	(61)	4,023	(104)	17,574	(165)
Corporate debt securities	3,744	(7)	—	—	3,744	(7)
Total fixed income securities	$22,897	$(96)	$7,558	$(127)	$30,455	$(223)

Total temporarily impaired securities	$22,897	$(96)	$7,558	$(127)	$30,455	$(223)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 51 and 32 securities had unrealized losses at March 31, 2018 and December 31, 2017, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded no other-than-temporary impairment charges for fixed maturities for the three-month periods ended March 31, 2018 and 2017. Other-than-temporary impairment charges are included in net realized gain on investments in the Consolidated Statements of Income.

Investments in Equity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost for equity securities are as follows:

As of March 31, 2018 (in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$26,530	$20,922	$200	$47,252
Total	$26,530	$20,922	$200	$47,252

As of December 31, 2017 (in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$26,003	$21,376	$12	$47,367
Total	$26,003	$21,376	$12	$47,367

Effective January 1, 2018, unrealized holding gains and losses are reported in the consolidated statement of income as net unrealized gain or loss on equity securities.  As a result, other-than-temporary impairments will no longer be considered for equity securities. The Company did not record any other-than-temporary charges for equity securities for the three-month period ended March 31, 2017.

Realized Gains from the Sale of Investment Securities

Gross realized gains and losses on sales of investments for the three-month periods ended March 31 are summarized as follows:

(in thousands)	2018	2017
Gross realized gains from securities:
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—
Corporate debt securities	—	—
Common stocks	164	90
Total	$164	$90
Gross realized losses from securities:
General obligations of U.S. states, territories and political subdivisions	$—	$—
Special revenue issuer obligations of U.S. states, territories and political subdivisions	—	—
Common stocks	(11)	—
Other-than-temporary impairment of securities	—	—
Total	$(11)	$—
Net realized gain from securities	$153	$90
Net realized gain on other investments:
Gains on other investments	$—	$13
Total	$—	$13
Net realized gain on investments	$153	$103

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of March 31, 2018:

Type of Investment (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$548	$548	$1,325
Real estate LLCs or LPs	Other investments	5,338	5,751	7,700
Small business investment LPs	Other investments	3,836	4,228	9,400
Total		$9,722	$10,527	$18,425

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

The Level 2 category includes fixed maturity investments such as corporate bonds, U.S. government and agency bonds and municipal bonds. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of March 31, 2018 and December 31, 2017, the Company did not adjust any Level 2 fair values.

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

Measurement alternative equity investments

The measurement alternative method requires investments without readily determinable fair values to be recorded at cost, less impairments plus or minus any changes resulting from observable price changes.  The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

Accrued dividends and interest

The carrying amount for accrued dividends and interest is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturities carried at estimated fair value measured as of March 31, 2018 and December 31, 2017:

As of March 31, 2018 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	$—	$87,541	$—	$87,541
Corporate debt securities*	—	12,848	—	12,848
Total	$—	$100,389	$—	$100,389

As of December 31, 2017 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	$—	$90,331	$—	$90,331
Corporate debt securities*	—	13,010	—	13,010
Total	$—	$103,341	$—	$103,341

*Denotes fair market value obtained from pricing services.

The estimated fair values of equity investments and other financial instruments as of March 31, 2018 and December 31, 2017 are presented in the following table:

As of March 31, 2018 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$22,174	$—	$—	$22,174
Accrued interest and dividends	1,359	—	—	1,359
Equity securities, at fair value:
Common stocks	47,252	—	—	47,252
Short-term investments:
Commercial paper, money market funds and certificates of deposit	21,144	—	—	21,144
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,134	6,134
Equity investments in unconsolidated affiliates, measurement alternative	—	—	5,467	5,467
Total	$91,929	$—	$11,601	$103,530

As of December 31, 2017 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$20,214	$—	$—	$20,214
Accrued interest and dividends	1,100	—	—	1,100
Equity securities, at fair value:
Common stocks	47,367	—	—	47,367
Short-term investments:
Commercial paper, money market funds and certificates of deposit	23,780	—	—	23,780
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,593	6,593
Equity investments in unconsolidated affiliates, measurement alternative	—	—	5,439	5,439
Total	$92,461	$—	$12,032	$104,493

The Company did not hold any Level 3 category debt or marketable equity investment securities as of March 31, 2018 or December 31, 2017.

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

Certain equity investments under the measurement alternative are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the Consolidated Statements of Income. There were no impairments of such investments made during the three-month period ended March 31, 2018 or the twelve-month period ended December 31, 2017. The following table presents a rollforward of equity investments under the measurement alternative as of March 31, 2018 and December 31, 2017:

As of March 31, 2018 (in thousands)	Balance, January 1, 2018	Impairments	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, March 31, 2018
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$5,439	$—	$—	$135	$(107)	$5,467
Total	$5,439	$—	$—	$135	$(107)	$5,467

As of December 31, 2017 (in thousands)	Balance, January 1, 2017	Impairments	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2017
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$4,744	$—	$—	$1,082	$(387)	$5,439
Total	$4,744	$—	$—	$1,082	$(387)	$5,439

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $149.5 million and $185.0 million as of March 31, 2018 and December 31, 2017, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification,	As of March 31, 2018	As of December 31, 2017
Consolidated Balance Sheets
(in thousands)
Other investments	$6,134	$6,594
Premiums and fees receivable	$721	$720

Financial Statement Classification,	For the Three Months Ended March 31,
Consolidated Statements of Income
(in thousands)	2018	2017
Net premiums written	$3,191	$3,620
Non-title services and other investment income	$243	$272
Commissions to agents	$2,115	$2,404

Note 9 – Intangible Assets and Goodwill

Intangible Assets

The fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from a third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during 2018 that would indicate the carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired during the three months ended March 31, 2018. Net identifiable intangible assets of $154 thousand were impaired during 2017.

Identifiable intangible assets consist of the following as of March 31, 2018 and December 31, 2017:

(in thousands)	2018	2017
Referral relationships	$6,416	$6,416
Non-compete agreements	1,406	1,406
Tradename	560	560
Total	8,382	8,382
Accumulated amortization	(1,556)	(1,375)
Identifiable intangible assets, net	$6,826	$7,007

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2018	$397
2019	569
2020	569
2021	562
2022	525
Thereafter	4,204
Total	$6,826

Goodwill and Title Plant

As of March 31, 2018, the Company recognized $4.4 million in goodwill and $690 thousand in a title plant, net of impairments, as the result of title insurance agency acquisitions.  The title plant is included with other assets in the Consolidated Balance Sheets. The fair values of goodwill and the title plant, both Level 3 inputs, are principally based on values obtained from a third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during 2018 that would indicate the carrying amounts may not be recoverable, and therefore determined that neither goodwill nor the title plant were impaired during the three months ended March 31, 2018. Goodwill of $29 thousand was impaired during 2017.

Note 10 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$16,003	$(58)	$15,945
Cumulative effect adjustment for adoption of new accounting standards	(13,616)	(11)	(13,627)
Other comprehensive loss before reclassifications	(1,309)	—	(1,309)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive loss	(1,309)	—	(1,309)
Ending balance	$1,078	$(69)	$1,009

Three Months Ended March 31, 2017 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,870	$(109)	$11,761
Other comprehensive income before reclassifications	1,097	—	1,097
Amounts reclassified from accumulated other comprehensive income	(58)	1	(57)
Net current-period other comprehensive income	1,039	1	1,040
Ending balance	$12,909	$(108)	$12,801

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Other-than-temporary impairments	—
Total	$—	Net realized investment gains
Tax	—	Provision for Income Taxes
Net of Tax	$—
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	—
Total	$—	(a)
Tax	—	Provision for Income Taxes
Net of Tax	$—
Reclassifications for the period	$—

Three Months Ended March 31, 2017 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$90
Other-than-temporary impairments	—
Total	$90	Net realized investment gains
Tax	(32)	Provision for Income Taxes
Net of Tax	$58
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(2)
Total	$(2)	(a)
Tax	1	Provision for Income Taxes
Net of Tax	$(1)
Reclassifications for the period	$57

(a)
These accumulated other comprehensive income components are not reclassified to net income in their entirety in the same reporting period. The amounts are presented within personnel costs on the Consolidated Statements of Income as amortized. Amortization and accretion related to postretirement benefit plans is included in the computation of net periodic pension costs, as discussed in Note 5.

Note 11 – Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this update on January 1, 2018 with no impact on the Company's financial position and results of operations.

The new revenue guidance does not apply to revenue associated with insurance contracts, financial instruments and lease contracts. The new revenue standard primarily impacts the following revenue categories.

Escrow and other title-related fees: The Company’s title segment recognizes commission revenue and fees related to items such as searches, settlements, commitments and other work. Escrow and other title-related fees are recognized as revenue at the time of the related transaction as the earnings process is then considered to be complete.

Non-title services: Through various subsidiaries, the Company offers management services, tax-deferred real property exchange services, investment management and trust services. Nonrefundable exchange fees are recognized as revenue upon receipt of the funds, which is at the time of closing of the initial sale of property. All other non-title service fees are recognized as revenue as performance obligations are completed.

Other: The Company occasionally recognizes revenue from other miscellaneous contracts. These revenue streams are deemed immaterial to the operations of the Company, and revenue is recognized when, or as, performance obligations are completed.

The following table provides a breakdown of the Company’s revenue by major business activity:

(in thousands)	Three Months Ended March 31, 2018
Revenue from contracts with customers:
Escrow and other title-related fees	$1,504
Non-title services	1,592
Total revenue from contracts with customers	3,096
Other sources of revenue:
Net premiums written	29,559
Investment related revenue	898
Other	223
Total Revenues	$33,776

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's Annual Report on Form 10-K for the year ended December 31, 2017 should be read in conjunction with the following discussion since it contains information which is important for evaluating the Company's operating results and financial condition. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual results may vary.

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 94.8% of the Company's revenues for the three-month period ended March 31, 2018. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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
The Company’s volume of title insurance premiums is affected by the overall level of residential and commercial real estate activity, which includes property sales, mortgage financing and mortgage refinancing.  Real estate activity, home sales and mortgage lending are cyclical in nature. In turn, real estate activity is affected by a number of factors, including the availability of mortgage credit, the cost of real estate, consumer confidence, employment and family income levels and general United States economic conditions.  Interest rate volatility is also an important factor in the level of residential and commercial real estate activity.
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

Business Trends and Recent Conditions
The housing market is heavily influenced by government policies and overall economic conditions.  Regulatory reform and initiatives by various governmental agencies, including the Federal Reserve's monetary policy and other regulatory changes, could impact lending standards or the processes and procedures used by the Company. The current real estate environment, including interest rates and general economic activity, typically influence the demand for real estate. Changes in either of these areas would likely impact the Company's results of operations.

Regulatory Environment

In efforts to provide transparency, the Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. Since December 2015, the FOMC has voted five times to increase the federal funds rate, most recently at the March 2018 meeting to a target range between 1.50% and 1.75%. Any future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and 2.0% inflation. The FOMC anticipates future economic conditions to evolve in ways that will warrant increases and that, for some time, the federal funds rate is expected to be below long range levels. At the September 2017 meeting, the FOMC announced the reduction of securities held on the Federal Reserve's balance sheet, also known as normalization, which began in October 2017.

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

In recent years, the CFPB, Office of the Comptroller of Currency and the Federal Reserve have issued memorandums to banks reflecting a heightened focus on vetting third party providers. Such increased regulatory involvement may affect the Company's agents and approved providers. Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in state legislatures and before various insurance regulatory agencies. Although the Company regularly monitors such proposals, the likelihood and timing of passage of any such regulation, and the possible effects of any such regulation on the Company and its subsidiaries, cannot be determined at this time.

In recent months, both the President and certain members of Congress have indicated a desire for reform of the CFPB. The timing and nature of any reforms are currently unknown; however, any changes to the CFPB could affect the Company and its results of operations.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, reducing the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As required under generally accepted accounting principles, the Company’s deferred tax assets and liabilities were revalued at the new tax rate, and the impact was recognized in the provision for income taxes in the fourth quarter of 2017. The revaluation resulted in a tax benefit of approximately $5.3 million, or $2.82 per diluted share, for the year ended December 31, 2017.

Real Estate Environment

Overall, the economy is currently expanding and there has been a steady reduction in unemployment in recent years. The Mortgage Bankers Association's (“MBA”) March 2018 Economic and Mortgage Finance Commentary ("MBA Commentary") predicts that the unemployment rate will continue to decrease, reaching a low of 3.7% in the third quarter of 2018 and staying at that level through 2019. The strong job market, coupled with a forecast of gross domestic product growth, upward wage pressures and demographics bringing in another cohort of homeowners, are expected to generate increased purchase mortgage originations in 2018. The growth in purchase originations could be dampened by constraints in the availability of new and existing homes for sale. There are also indications that FOMC members are now anticipating a faster pace of interest rate hikes this year and next than had previously been communicated.

The MBA March 20, 2018 Mortgage Finance Forecast (“MBA Forecast”) projects 2018 purchase activity to increase 5.6% to $1,172 billion and refinance activity to decrease 27.0% to $438 billion, resulting in a decrease in total mortgage originations of 5.8% to $1,610 billion, all from 2017 levels. In 2017, purchase activity accounted for 64.9% of all mortgage originations and is projected in the MBA Forecast to represent 72.8% of all mortgage originations in 2018.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 4.3% and 4.2% for the three-month periods ended March 31, 2018 and 2017, respectively. Per the MBA Forecast, refinancing is expected to be lower in 2018 as mortgage interest rates continue to climb to a projected 4.9% in the fourth quarter of 2018.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three-month period ended March 31, 2018, the Company made the following changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission.

The Company has updated the following accounting policies due to the adoption of Accounting Standards Update ("ASU") 2016-01.

Investments in Equity Securities - Equity securities represent ownership interests held by the Company in entities for investment purposes.  Prior to January 1, 2018, these equity securities were classified as available-for-sale and were carried at fair value on the Company’s Consolidated Balance Sheet.  Unrealized holding gains and losses from the changes in the fair values of available-for-sale equity securities were reported in accumulated other comprehensive income.  Effective January 1, 2018, unrealized holding gains and losses are reported in the Consolidated Statement of Income as net unrealized gain/(loss) on equity securities.  As a result, other-than-temporary impairments will no longer be considered for equity securities.  Realized investment gains and losses from sales are recorded on the trade date and are determined using the specific identification method (see Equity Securities in Note 6 - “Investments and Estimated Fair Value” in the Notes to Consolidated Financial Statements herein).

Investments in Fixed Maturity Securities - Fixed maturity securities are classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax and adjusted for other-than-temporary declines in fair value, and reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Realized gains and losses are determined on the specific identification method (see Fixed Maturity Securities in Note 6 - “Investments and Estimated Fair Value” in the Notes to Consolidated Financial Statements herein).

Other Investments - Other investments consist of investments in unconsolidated affiliates typically structured as limited liability companies ("LLC's") without readily determinable fair values and are accounted for under either the equity method of accounting or the measurement alternative for investments. The measurement alternative method is used when such investment does not qualify for the equity method and does not qualify for the practical expedient in ASC Topic 820 to estimate fair value using the net asset value per share. Under the measurement alternative method, investments are recorded at cost, less any impairment plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

Results of Operations

The following table presents certain income statement data for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenues:
Net premiums written	$29,559	$32,738
Escrow and other title-related fees	1,504	2,015
Non-title services	1,592	1,363
Interest and dividends	1,118	1,097
Other investment income	269	229
Net realized investment gains	153	103
Net unrealized loss on equity investments	(642)	—
Other	223	248
Total Revenues	33,776	37,793

Operating Expenses:
Commissions to agents	14,025	16,331
(Benefit) provision for claims	(1,406)	720
Personnel expenses	11,340	9,958
Office and technology expenses	2,069	1,939
Other expenses	2,523	2,394
Total Operating Expenses	28,551	31,342

Income before Income Taxes	5,225	6,451

Provision for Income Taxes	1,052	1,985

Net Income Attributable to the Company	$4,176	$4,476

Insurance Revenues

Insurance revenues include net premiums written and other title-related income that includes escrow and settlement fees. Non-title services, investment and other income are discussed separately below.

Net Premiums Written

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands, except percentages)	2018	%	2017	%
Home and Branch	$8,617	29.2%	$9,283	28.4%
Agency	20,942	70.8%	23,455	71.6%
Total	$29,559	100.0%	$32,738	100.0%

Home and Branch Office Net Premiums: In the Company's home and branch operations, the Company issues an insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations decreased 7.2% for the three months ended March 31, 2018, compared with the prior year period. The decrease for the three-month period ended March 31, 2018 was primarily attributable to a decrease in refinance activity and a shift toward more rural markets with lower average property values.

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

Agency net premiums written decreased 10.7% for the three months ended March 31, 2018, compared with the prior year period. The decrease for the three-month period ended March 31, 2018 was primarily attributable to lower levels of refinance activity following recent increases in mortgage interest rates. The volume decreases were partially offset by a continuation of increases in real estate values in our core markets.

Following is a schedule of net premiums written for the three months ended March 31, 2018 and 2017 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended March 31,
State (in thousands)	2018	2017
North Carolina	$11,628	$12,223
Texas	5,411	6,171
South Carolina	3,545	3,625
Georgia	2,481	2,830
Virginia	1,418	1,560
All Others	5,140	6,385
Premiums	29,623	32,794
Reinsurance Assumed	2	—
Reinsurance Ceded	(66)	(56)
Net Premiums Written	$29,559	$32,738

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. Escrow and other title-related fee income was $1.5 million for the three months ended March 31, 2018, compared with $2.0 million for the same prior year period. The decrease for the three months ended March 31, 2018 was primarily due to lower commission income.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title services revenues was $1.6 million for the three months ended March 31, 2018, compared with $1.4 million for the same prior year period. The increase for the three-month period ended March 31, 2018 primarily related to increases in revenue from exchange services, trust services and agency management services.

Investment Related Revenues

Interest and Dividends

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
Interest and dividends remained virtually unchanged at $1.1 million for the three months ended March 31, 2018 and 2017.

Other Investment Income

Other Investment income consists primarily of income related to investments in unconsolidated affiliates typically structured as limited liability companies ("LLC's") and accounted for under either the equity method of accounting or the measurement alternative for investments that do not have readily determinable fair values. The measurement alternative method requires investments without readily determinable fair values to be recorded at cost, less impairments, and plus or minus any changes resulting from observable price changes. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

Other investment income was $269 thousand for the three months ended March 31, 2018, compared with $229 thousand for the same prior year period.

Net Realized Investment Gains

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
The net realized gains on investments were $153 thousand for the three months ended March 31, 2018, compared with $103 thousand for the same prior year period. The net realized gains on investments for the three months ended March 31, 2018 and 2017 did not include any impairment charges. Management believes unrealized losses on remaining fixed maturity securities at March 31, 2018 are temporary in nature.

The securities in the Company’s investment portfolio are subject to economic conditions and market risks.  The Company considers relevant facts and circumstances in evaluating whether a credit or interest-related impairment of a security is other-than-temporary.  Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.
There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the characteristics of that issuer; the risk that information obtained by the Company or changes in other facts and circumstances leads management to change its intent to sell the debt security; and the risk that management is making decisions based on misstated information in the financial statements provided by issuers.

Unrealized Loss on Equity Investments

The Company adopted Accounting Standards Update 2016-01, Financial Instruments, on January 1, 2018. Among other provisions, the update requires changes in fair value for equity securities to be recorded in net income. The net unrealized loss on equity securities for the three months ended March 31, 2018 was $642 thousand. Such losses were driven by general market conditions.
Other Revenues

Other revenues primarily include state tax credit income, gains and losses on the disposal of fixed assets and miscellaneous revenues. Other revenues were $223 thousand for the three months ended March 31, 2018, compared with $248 thousand for the same prior year period.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the (benefit) provision for claims. Operating expenses decreased 8.9% for the three months ended March 31, 2018, compared with the same prior year period. The decrease for the three-month period ended March 31, 2018 was primarily due to a decrease in commissions expense and a benefit for claims, partially offset by an increase in personnel expenses.

Following is a summary of the Company's operating expenses for the three months ended March 31, 2018 and 2017. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended March 31,
(in thousands, except percentages)	2018	%	2017	%
Title Insurance	$26,516	92.9%	$29,547	94.3%
All Other	2,035	7.1%	1,795	5.7%
Total	$28,551	100.0%	$31,342	100.0%

On a combined basis, after-tax profit margins were 12.4% for the three months ended March 31, 2018, compared with 11.8% for the three months ended March 31, 2017. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Total Company
Personnel Expenses: Personnel expenses include base salaries, benefits and payroll taxes, and bonuses paid to employees. Personnel expenses were $11.3 million for the three months ended March 31, 2018, compared with $10.0 million for the same prior year period. On a consolidated basis, personnel expenses as a percentage of total revenues were 33.6% for the three months ended March 31, 2018, compared with 26.3% for the same prior year period. The increase in personnel expenses for the three-month period ended March 31, 2018 was primarily the result of the effect of normal inflationary increases on salaries and benefits, as well as modest increases in staffing levels in support of growth and increases in contract labor expense associated with the Company's ongoing software initiatives.

Office and Technology Expenses: Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expenses, telecommunications expenses, and business insurance. Office and technology expenses were $2.1 million for the three months ended March 31, 2018, compared with $1.9 million for the same prior year period. The increase in expenses in 2018 primarily related to increases in depreciation, software and hardware expenses, facilities and telecommunications expenses.

Other Expenses: Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $2.5 million for the three months ended March 31, 2018, compared with $2.4 million for the same prior year period. The increase for the three-month period ended March 31, 2018 primarily related to an increase in other taxes and marketing expenses related to business development.

Title Insurance
Commissions: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents decreased 14.1% for the three months ended March 31, 2018, compared with the same prior year period. Commission expense as a percentage of net premiums written by agents was 67.0% for the three months ended March 31, 2018, compared with 69.6% for the same prior year period. Commission expense decreased primarily due to lower agent premium volume. Commissions expense as a percentage of net premiums written decreased primarily due to the elimination of intercompany commissions for affiliated agents upon consolidation and changes in geographic mix. Commission rates vary by market due to local practice, competition and state regulations.

(Benefit) Provision for Claims: The (benefit) provision for claims as a percentage of net premiums written was (4.8)% for the three months ended March 31, 2018, compared with 2.2% for the same prior year period. The decrease in the provision for claims for the three-month period ended March 31, 2018 compared with the same prior year period primarily related to favorable claims experience and a reduction in estimated amounts incurred related to claims previously considered to be large losses.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $625 thousand and $579 thousand for the three-month periods ended March 31, 2018 and 2017, respectively.

At March 31, 2018, the total reserve for claims was $32.8 million. Of that total, approximately $3.7 million was reserved for specific claims, and approximately $29.1 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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
Income Taxes

The provision for income taxes was $1.1 million for the three months ended March 31, 2018, compared with $2.0 million for the same prior year period. Income tax expense as a percentage of earnings before income taxes was 20.1% for the three months ended March 31, 2018, compared with 30.8% for the same prior year period. On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law, reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effective income tax rate for both 2018 and 2017 was below the U.S. federal statutory income tax rate of 21% for 2018 and 34% for 2017, primarily due to the effect of tax-exempt income. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through March 31, 2018 will be realized. However, this judgment could be impacted by further market fluctuations.

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
Cash Flows: Net cash flows (used in) provided by operating activities were $(519) thousand and $2.4 million for the three-month periods ended March 31, 2018 and 2017, respectively. Cash flows from operating activities decreased in 2018 from 2017, primarily due to a decrease in the provision for claims and changes in the timing of disbursements for income taxes and accounts payable and accrued liabilities.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the payment of dividends. In 2018, the Company had lower levels of investment purchase activity and higher levels of proceeds received from investments compared with the prior year period.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of March 31, 2018, the Company held cash and cash equivalents of $22.2 million, short-term investments of $21.1 million, available-for-sale fixed maturity securities of $100.4 million and equity securities of $47.3 million. The net effect of all activities on total cash and cash equivalents was an increase of $2.0 million in 2018.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of March 31, 2018, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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
Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased 149 shares for the three-month period ended March 31, 2018 and 70 shares for the same period in 2017 at an average per share price of $195.87 and $128.37, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.
Capital Expenditures: Capital Expenditures were approximately $609 thousand for the three-month period ended March 18, 2018. In 2018, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $149.5 million and $185.0 million as of March 31, 2018 and December 31, 2017, respectively. These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

•	the possible inadequacy of provisions for claims to cover actual claim losses;

•	the incidence of fraud-related losses;

•	unanticipated adverse changes in securities markets could result in material losses to the Company's investments;

•
significant competition that the Company’s operating subsidiaries face, including the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner and expansion into new geographic locations;

•	the Company’s reliance upon the North Carolina and Texas markets for a significant portion of its premiums;

•	compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;

•	the impact of governmental oversight of compliance of the Company's service providers, including the application of financial regulation designed to protect consumers;

•	possible downgrades from a rating agency, which could result in a loss of underwriting business;

•	the inability of the Company to manage, develop and implement technological advancements and prevent system interruptions or unauthorized system intrusions;

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

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider the possibility that actual results may differ materially from our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2018, there were no material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1.

Item 1a.    Risk Factors

There have been no material changes in risks previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)
The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended March 31, 2018 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				428,444
January 2018	124	$195.00	124	428,320
February 2018	—	$—	—	428,320
March 2018	25	$200.20	25	428,295
Total:	149	$195.87	149	428,295

 For the quarter ended March 31, 2018, the Company purchased 149 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  May 10, 2018