Form 10-Q
period 2018-06-30
INVESTORS TITLE CO
filed 2018-08-08
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 19, 2018, there were 1,886,630 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2018 and December 31, 2017
(in thousands)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$29,289	$20,214
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: June 30, 2018: $93,469; December 31, 2017: $100,314)	94,578	103,341
Equity securities, at fair value (cost: June 30, 2018: $26,956; December 31, 2017: $26,003)	48,026	47,367
Short-term investments	24,950	23,780
Other investments	11,622	12,032
Total investments	179,176	186,520

Premium and fees receivable	11,008	10,031
Accrued interest and dividends	1,015	1,100
Prepaid expenses and other receivables	7,974	7,730
Property, net	10,820	10,173
Goodwill and other intangible assets, net	11,032	11,357
Other assets	1,457	1,403
Current income taxes receivable	1,427	385
Total Assets	$253,198	$248,913

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$32,484	$34,801
Accounts payable and accrued liabilities	25,140	27,565
Deferred income taxes, net	9,461	8,626
Total liabilities	67,085	70,992

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,887 and 1,886 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	185,252	161,891
Accumulated other comprehensive income	806	15,945
Total stockholders’ equity attributable to the Company	186,058	177,836
Noncontrolling interests	55	85
Total stockholders' equity	186,113	177,921
Total Liabilities and Stockholders’ Equity	$253,198	$248,913

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2018 and 2017
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net premiums written	$35,142	$34,672	$64,701	$67,410
Escrow and other title-related fees	2,149	1,942	3,653	3,957
Non-title services	1,696	1,515	3,288	2,878
Interest and dividends	1,125	1,114	2,243	2,211
Other investment income	1,181	766	1,450	995
Net realized investment gains	288	83	441	186
Net unrealized gain (loss) on equity investments	348	—	(294)	—
Other	7	33	230	281
Total Revenues	41,936	40,125	75,712	77,918

Operating Expenses:
Commissions to agents	16,427	16,598	30,452	32,929
Provision (benefit) for claims	564	140	(842)	860
Personnel expenses	10,798	9,942	22,138	19,900
Office and technology expenses	2,326	1,984	4,395	3,923
Other expenses	3,007	3,115	5,530	5,509
Total Operating Expenses	33,122	31,779	61,673	63,121

Income before Income Taxes	8,814	8,346	14,039	14,797

Provision for Income Taxes	1,894	2,672	2,946	4,657

Net Income	6,920	5,674	11,093	10,140

Net Loss Attributable to Noncontrolling Interests	27	1	30	11

Net Income Attributable to the Company	$6,947	$5,675	$11,123	$10,151

Basic Earnings per Common Share	$3.68	$3.01	$5.90	$5.38

Weighted Average Shares Outstanding – Basic	1,887	1,887	1,886	1,886

Diluted Earnings per Common Share	$3.66	$2.99	$5.87	$5.35

Weighted Average Shares Outstanding – Diluted	1,897	1,897	1,896	1,896

Cash Dividends Paid per Common Share	$0.40	$0.35	$0.80	$0.55

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2018 and 2017
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$6,920	$5,674	$11,093	$10,140
Other comprehensive (loss) income, before tax:
Amortization of unrecognized loss	—	2	—	4
Unrealized (losses) gains on investments arising during the period*	(258)	1,396	(1,918)	3,062
Reclassification adjustment for sales of securities included in net income*	—	(83)	—	(173)
Other comprehensive (loss) income, before tax	(258)	1,315	(1,918)	2,893
Income tax expense related to postretirement health benefits	—	—	—	1
Income tax (benefit) expense related to unrealized (losses) gains on investments arising during the period*	(55)	476	(406)	1,045
Income tax benefit related to reclassification adjustment for sales of securities included in net income*	—	(28)	—	(60)
Net income tax (benefit) expense on other comprehensive (loss) income	(55)	448	(406)	986
Other comprehensive (loss) income	(203)	867	(1,512)	1,907
Comprehensive Income	$6,717	$6,541	$9,581	$12,047
Comprehensive loss attributable to noncontrolling interests	27	1	30	11
Comprehensive Income Attributable to the Company	$6,744	$6,542	$9,611	$12,058

* Amounts related to 2018 include fixed maturity securities only. Amounts related to 2017 include both fixed maturities and equity securities.

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2018 and 2017
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2017	1,884	$—	$143,284	$11,761	$91	$155,136
Net income attributable to the Company			10,151			10,151
Dividends paid ($0.55 per share)			(1,038)			(1,038)
Repurchases of common stock	—		(9)			(9)
Exercise of stock appreciation rights	3		(1)			(1)
Share-based compensation expense related to stock appreciation rights			95			95
Amortization related to postretirement health benefits				3		3
Net unrealized gain on investments				1,904		1,904
Net loss attributable to noncontrolling interests					(11)	(11)
Balance, June 30, 2017	1,887	$—	$152,482	$13,668	$80	$166,230

Balance, January 1, 2018	1,886	$—	$161,891	$15,945	$85	$177,921
Net income attributable to the Company			11,123			11,123
Dividends paid ($0.80 per share)			(1,509)			(1,509)
Repurchases of common stock	—		(29)			(29)
Exercise of stock appreciation rights	1		(1)			(1)
Share-based compensation expense related to stock appreciation rights			150			150
Cumulative effect adjustment for adoption of new accounting standards			13,627	(13,627)		—
Net unrealized loss on investments				(1,512)		(1,512)
Net loss attributable to noncontrolling interests					(30)	(30)
Balance, June 30, 2018	1,887	$—	$185,252	$806	$55	$186,113

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$11,093	$10,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	825	690
Amortization of investments, net	451	387
Amortization related to postretirement benefits obligation	—	4
Amortization of other intangible assets, net	325	467
Share-based compensation expense related to stock appreciation rights	150	95
Net loss (gain) on disposals of property	16	(13)
Net realized investment gains	(441)	(186)
Net unrealized loss on equity investments	294	—
Net earnings from other investments	(890)	(784)
(Benefit) provision for claims	(842)	860
Provision for deferred income taxes	1,241	1,155
Changes in assets and liabilities:
Increase in premium and fees receivables	(977)	(1,047)
(Increase) decrease in other assets	(213)	90
Increase in current income taxes receivable	(1,042)	(1,089)
Decrease in accounts payable and accrued liabilities	(2,425)	(1,823)
Decrease in current income taxes payable	—	(1,232)
Payments of claims, net of recoveries	(1,475)	(2,024)
Net cash provided by operating activities	6,090	5,690

Investing Activities
Purchases of fixed maturity securities	—	—
Purchases of equity securities	(1,658)	(1,414)
Purchases of short-term investments	(13,488)	(15,218)
Purchases of other investments	(610)	(987)
Proceeds from sales and maturities of fixed maturity securities	6,280	9,490
Proceeds from sales of equity securities	1,141	1,100
Proceeds from sales and maturities of short-term investments	12,431	3,931
Proceeds from sales and distributions of other investments	1,913	1,525
Proceeds from sales of other assets	3	13
Purchases of property	(1,538)	(1,964)
Proceeds from the sale of property	50	22
Net cash provided by (used in) investing activities	4,524	(3,502)

Financing Activities
Repurchases of common stock	(29)	(9)
Exercise of stock appreciation rights	(1)	(1)
Dividends paid	(1,509)	(1,038)
Net cash used in financing activities	(1,539)	(1,048)

Net Increase in Cash and Cash Equivalents	9,075	1,140
Cash and Cash Equivalents, Beginning of Period	20,214	27,928
Cash and Cash Equivalents, End of Period	$29,289	$29,068

Consolidated Statements of Cash Flows, continued
	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$2,746	$5,834
Non Cash Investing and Financing Activities:
Non cash net unrealized loss (gain) on investments, net of deferred tax benefit (provision) of $406 and $(985) for June 30, 2018 and 2017, respectively	$1,512	$(1,904)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2018
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Recently Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 is intended to help organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act (“TCJA”). Under the ASU, entities have the option to reclassify tax effects from the TCJA within other comprehensive income to retained earnings in each period in which the effect of the change in the federal corporate tax rate under the TCJA is recorded. The update is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this update on January 1, 2018 by means of a $3.1 million cumulative effect reclassification between retained earnings and accumulated other comprehensive income. The update had no material impact on the Company's financial position and results of operations.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 updated guidance to enhance the reporting model for financial instruments. Among the main principles of the guidance applicable to the Company are provisions to: (1) require equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, noting that when a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost; (4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require separate presentation of financial assets and financial liabilities by measuring category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and (6) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The update was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this update on January 1, 2018 by means of a $16.8 million cumulative effect reclassification of the net unrealized gain related to equity securities from accumulated other comprehensive income to retained earnings. The amendments related to equity securities without readily determinable fair values were applied prospectively to equity investments that existed as of the date of adoption. As a result, the Company recognized a $294 thousand net unrealized loss on equity investments in the Consolidated Statements of Income for the six-month period ended June 30, 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. As the ASU does not apply to the Company's core title insurance business, its potential effect is limited to the Company's other lines of business. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update originally became effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 updated guidance to defer the effective date of the standard by one year. The Company adopted this update using the modified retrospective transition approach on January 1, 2018 with no impact on the Company's financial position and results of operations. Refer to Note 11 for further information regarding the Company's revenue from contracts with customers.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the ASU clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. None of these amendments are expected to have a material impact on the Company's financial position or results of operations.

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

Investments in Fixed Maturity Securities – Fixed maturity securities are classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax and adjusted for other-than-temporary declines in fair value, and reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Realized gains and losses are determined on the specific identification method (refer to Note 6 for further information regarding the Company's investments).

Investments in Equity Securities – Equity securities represent ownership interests held by the Company in entities for investment purposes.  Prior to January 1, 2018, these equity securities were classified as available-for-sale and were carried at fair value on the Company’s Consolidated Balance Sheets.  Unrealized holding gains and losses from changes in the fair values of available-for-sale equity securities were reported in accumulated other comprehensive income.  Effective January 1, 2018, unrealized holding gains and losses are reported in the Consolidated Statements of Income as a net unrealized gain or loss on equity securities.  As a result, other-than-temporary impairments will no longer be considered for equity securities.  Realized investment gains and losses from sales are recorded on the trade date and are determined using the specific identification method (refer to Note 6 for further information regarding the Company's investments).

Other Investments – Other investments consist of investments in unconsolidated affiliated entities, typically structured as limited liability companies ("LLC's"), without readily determinable fair values. Other investments are accounted for under either the equity method or the measurement alternative method. The measurement alternative method is used when an investment does not qualify for the equity method or the practical expedient in Accounting Standards Codification ("ASC") Topic 820, which estimates fair value using the net asset value per share. Under the measurement alternative method, investments are recorded at cost, less any impairment and plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

Note 2 – Reserve for Claims

Activity in the reserve for claims for the six-month period ended June 30, 2018 and the year ended December 31, 2017 are summarized as follows:

(in thousands)	June 30, 2018	December 31, 2017
Balance, beginning of period	$34,801	$35,305
(Benefit) provision, charged to operations	(842)	3,311
Payments of claims, net of recoveries	(1,475)	(3,815)
Balance, end of period	$32,484	$34,801

The total reserve for all reported and unreported losses the Company incurred through June 30, 2018 is represented by the reserve for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through June 30, 2018. Management continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

A summary of the Company’s loss reserve, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	June 30, 2018%		December 31, 2017%
Known title claims	$3,927	12.1	$4,646	13.4
IBNR	28,557	87.9	30,155	86.6
Total loss reserves	$32,484	100.0	$34,801	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net income attributable to the Company	$6,947	$5,675	$11,123	$10,151
Weighted average common shares outstanding – Basic	1,887	1,887	1,886	1,886
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	10	10	10	10
Weighted average common shares outstanding – Diluted	1,897	1,897	1,896	1,896
Basic earnings per common share	$3.68	$3.01	$5.90	$5.38
Diluted earnings per common share	$3.66	$2.99	$5.87	$5.35

There were 9 thousand and 4 thousand potential shares excluded from the computation of diluted earnings per share for the three-month periods ended June 30, 2018 and 2017, respectively. There were 4 thousand potential shares excluded from the computation of diluted earnings per share for the six-month periods ended June 30, 2018 and 2017.

The Company historically has adopted employee stock award plans under which restricted stock, and options or stock appreciation rights ("SARs") exercisable for the Company's stock, may be granted to key employees or directors of the Company. There is currently one active plan from which the Company may grant share-based awards. The awards eligible to be granted under the active plan are limited to SARs, and the maximum aggregate number of shares of common stock of the Company available pursuant to the plan for the grant of SARs is 250 thousand shares.

As of June 30, 2018, the only outstanding awards under the plans were SARs, which expire in seven years from the date of grant, and all of which vest and are exercisable within one year of the date of grant. All SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

There was approximately $151 thousand and $95 thousand of compensation expense relating to SARs vesting on or before June 30, 2018 and 2017, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of June 30, 2018, there was $265 thousand of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	25	$65.85	3.85	$837
SARs granted	4	192.71
SARs exercised	(4)	36.38
Outstanding as of December 31, 2017	25	$93.40	3.98	$837
SARs granted	4	188.71
SARs exercised	(1)	41.50
Outstanding as of June 30, 2018	28	$110.27	4.15	$2,175

Exercisable as of June 30, 2018	25	$99.73	3.78	$2,175

Unvested as of June 30, 2018	3	$188.71	6.88	$—

During the second quarters of both 2018 and 2017, the Company issued 4 thousand share-settled SARs to the directors of the Company.  SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted average fair values for the SARs issued during 2018 and 2017 were $78.61 and $55.40, respectively, and were estimated using the weighted average assumptions shown in the table below.

	2018	2017
Expected Life in Years	7.0	7.0
Volatility	39.0%	26.2%
Interest Rate	3.1%	2.0%
Yield Rate	0.8%	0.8%

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

Provided below is selected financial information about the Company's operations by segment for the periods ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$38,680	$1,996	$(1,682)	$38,994
Investment income	2,125	529	—	2,654
Net realized gain on investments	264	24	—	288
Total revenues	$41,069	$2,549	$(1,682)	$41,936
Operating expenses	32,424	2,246	(1,548)	33,122
Income before income taxes	$8,645	$303	$(134)	$8,814
Total assets	$199,132	$54,066	$—	$253,198

Three Months Ended June 30, 2017 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$37,922	$1,799	$(1,559)	$38,162
Investment income	1,715	165	—	1,880
Net realized gain on investments	81	2	—	83
Total revenues	$39,718	$1,966	$(1,559)	$40,125
Operating expenses	31,176	2,043	(1,440)	31,779
Income (loss) before income taxes	$8,542	$(77)	$(119)	$8,346
Total assets	$191,182	$46,772	$—	$237,954

Six Months Ended June 30, 2018 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$71,101	$3,886	$(3,115)	$71,872
Investment income	2,739	660	—	3,399
Net realized gain on investments	407	34	—	441
Total revenues	$74,247	$4,580	$(3,115)	$75,712
Operating expenses	60,216	4,304	(2,847)	61,673
Income before income taxes	$14,031	$276	$(268)	$14,039
Total assets	$199,132	$54,066	$—	$253,198

Six Months Ended June 30, 2017 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$73,686	$3,451	$(2,611)	$74,526
Investment income	2,877	329	—	3,206
Net realized gain on investments	144	42	—	186
Total revenues	$76,707	$3,822	$(2,611)	$77,918
Operating expenses	61,677	3,860	(2,416)	63,121
Income (loss) before income taxes	$15,030	$(38)	$(195)	$14,797
Total assets	$191,182	$46,772	$—	$237,954

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $10.9 million and $9.5 million as of June 30, 2018 and December 31, 2017, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets. The following sets forth the net periodic benefits cost for the executive benefits for the periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Service cost – benefits earned during the year	$—	$—	$—	$—
Interest cost on the projected benefit obligation	8	9	16	19
Amortization of unrecognized losses	—	2	—	4
Net periodic benefits costs	$8	$11	$16	$23

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturities by major classification are as follows:

As of June 30, 2018 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
Government Obligations	$1,033	$—	$10	$1,023
General obligations of U.S. states, territories and political subdivisions	21,248	242	232	21,258
Special revenue issuer obligations of U.S. states, territories and political subdivisions	58,694	1,247	389	59,552
Corporate debt securities	12,494	327	76	12,745
Total	$93,469	$1,816	$707	$94,578

As of December 31, 2017 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
Government obligations	$1,043	$—	$1	$1,042
General obligations of U.S. states, territories and political subdivisions	24,189	505	50	24,644
Special revenue issuer obligations of U.S. states, territories and political subdivisions	62,592	2,218	165	64,645
Corporate debt securities	12,490	527	7	13,010
Total	$100,314	$3,250	$223	$103,341

The special revenue category for both periods presented includes approximately 60 individual fixed maturities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at June 30, 2018 were as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,394	$9,387
Due one year through five years	38,648	39,474
Due five years through ten years	43,289	43,184
Due after ten years	2,138	2,533
Total	$93,469	$94,578

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
As of June 30, 2018 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,023	$(10)	$—	$—	$1,023	$(10)
General obligations of U.S. states, territories and political subdivisions	8,062	(96)	3,402	(136)	11,464	(232)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	18,139	(190)	3,899	(199)	22,038	(389)
Corporate debt securities	10,696	(76)	—	—	10,696	(76)
Total temporarily impaired securities	$37,920	$(372)	$7,301	$(335)	$45,221	$(707)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2017 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,042	$(1)	$—	$—	$1,042	$(1)
General obligations of U.S. states, territories and political subdivisions	4,560	(27)	3,535	(23)	8,095	(50)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	13,551	(61)	4,023	(104)	17,574	(165)
Corporate debt securities	3,744	(7)	—	—	3,744	(7)
Total temporarily impaired securities	$22,897	$(96)	$7,558	$(127)	$30,455	$(223)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 52 and 32 securities had unrealized losses at June 30, 2018 and December 31, 2017, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded no other-than-temporary impairment charges for fixed maturities for the six-month periods ended June 30, 2018 and 2017. Other-than-temporary impairment charges are included in net realized investment gains in the Consolidated Statements of Income.

Investments in Equity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and cost for equity securities are as follows:

As of June 30, 2018 (in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$26,956	$21,283	$213	$48,026
Total	$26,956	$21,283	$213	$48,026

As of December 31, 2017 (in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$26,003	$21,376	$12	$47,367
Total	$26,003	$21,376	$12	$47,367

Effective January 1, 2018, unrealized holding gains and losses are reported in the Consolidated Statements of Income as net unrealized gain or loss on equity securities.  As a result, other-than-temporary impairments will no longer be considered for equity securities. The Company did not record any other-than-temporary charges for equity securities for the six-month period ended June 30, 2017.

Realized Gains from the Sale of Investment Securities

Gross realized gains and losses on sales of investments for the six-month periods ended June 30 are summarized as follows:

(in thousands)	2018	2017
Gross realized gains from securities:
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—
Corporate debt securities	—	—
Common stocks	484	298
Total	$484	$298
Gross realized losses from securities:
General obligations of U.S. states, territories and political subdivisions	$—	$—
Special revenue issuer obligations of U.S. states, territories and political subdivisions	—	—
Common stocks	(47)	(125)
Other-than-temporary impairment of securities	—	—
Total	$(47)	$(125)
Net realized gain from securities	$437	$173
Net realized gain on other investments:
Gains on other investments	$4	$13
Total	$4	$13
Net realized investment gains	$441	$186

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of June 30, 2018:

Type of Investment (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$628	$628	$1,325
Real estate LLCs or LPs	Other investments	4,893	5,141	7,950
Small business investment LPs	Other investments	4,142	4,261	9,400
Total		$9,663	$10,030	$18,675

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

The Level 2 category includes fixed maturity investments such as corporate debt securities, U.S. government and agency obligations, and municipal obligations. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of June 30, 2018 and December 31, 2017, the Company did not adjust any Level 2 fair values.

A number of the Company’s investment grade corporate debt securities are frequently traded in active markets, and trading prices are consequently available for these securities. However, these securities are classified as Level 2 because the pricing service from which the Company has obtained estimated fair values for these instruments uses valuation models that use observable market inputs in addition to trading prices. Substantially all of the input assumptions used in the service’s model are observable in the marketplace or can be derived or supported by observable market data.

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

Accrued dividends and interest

The carrying amount for accrued dividends and interest is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturities carried at estimated fair value measured as of June 30, 2018 and December 31, 2017:

As of June 30, 2018 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	$—	$81,833	$—	$81,833
Corporate debt securities*	—	12,745	—	12,745
Total	$—	$94,578	$—	$94,578

As of December 31, 2017 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	$—	$90,331	$—	$90,331
Corporate debt securities*	—	13,010	—	13,010
Total	$—	$103,341	$—	$103,341

*Denotes fair market value obtained from pricing services.

The estimated fair values of equity investments and other financial instruments as of June 30, 2018 and December 31, 2017 are presented in the following table:

As of June 30, 2018 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$29,289	$—	$—	$29,289
Accrued interest and dividends	1,015	—	—	1,015
Equity securities, at fair value:
Common stocks	48,026	—	—	48,026
Short-term investments:
Commercial paper and money market funds	24,950	—	—	24,950
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	5,871	5,871
Equity investments in unconsolidated affiliates, measurement alternative	—	—	5,751	5,751
Total	$103,280	$—	$11,622	$114,902

As of December 31, 2017 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$20,214	$—	$—	$20,214
Accrued interest and dividends	1,100	—	—	1,100
Equity securities, at fair value:
Common stocks	47,367	—	—	47,367
Short-term investments:
Commercial paper, money market funds and certificates of deposit	23,780	—	—	23,780
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,593	6,593
Equity investments in unconsolidated affiliates, measurement alternative	—	—	5,439	5,439
Total	$92,461	$—	$12,032	$104,493

The Company did not hold any Level 3 category debt or marketable equity investment securities as of June 30, 2018 or December 31, 2017.

There were no transfers into or out of Levels 1, 2 or 3 during the period.

To help ensure that estimated fair value determinations are consistent with ASC 820, prices from our pricing services go through multiple review processes to ensure appropriate pricing. Pricing procedures and inputs used to price each security include, but are not limited to, the following: unadjusted quoted market prices for identical securities such as stock market closing prices; non-binding quoted prices for identical securities in markets that are not active; interest rates; yield curves observable at commonly quoted intervals; volatility; prepayment speeds; loss severity; credit risks; and default rates. The Company reviews the procedures and inputs used by its pricing services, and verifies a sample of the services’ quotes by comparing them to values obtained from other pricing resources. In the event the Company disagrees with a price provided by its pricing services, the respective service reevaluates the price to corroborate the market information and then reviews inputs to the evaluation in light of potentially new market data. The Company believes that these processes and inputs result in appropriate classifications and estimated fair values consistent with ASC 820.

Certain equity investments under the measurement alternative are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the Consolidated Statements of Income. There were no impairments of such investments made during the six-month period ended June 30, 2018 or the twelve-month period ended December 31, 2017. The following table presents a rollforward of equity investments under the measurement alternative as of June 30, 2018 and December 31, 2017:

As of June 30, 2018 (in thousands)	Balance, January 1, 2018	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, June 30, 2018
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$5,439	$—	$—	$552	$(240)	$5,751
Total	$5,439	$—	$—	$552	$(240)	$5,751

As of December 31, 2017 (in thousands)	Balance, January 1, 2017	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2017
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$4,744	$—	$—	$1,082	$(387)	$5,439
Total	$4,744	$—	$—	$1,082	$(387)	$5,439

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $135.8 million and $185.0 million as of June 30, 2018 and December 31, 2017, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (in thousands)	As of June 30, 2018	As of December 31, 2017
Other investments	$5,871	$6,594
Premiums and fees receivable	$721	$720

Financial Statement Classification, Consolidated Balance Sheets (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017
Net premiums written	$3,628	$3,855	$6,819	$7,475
Non-title services and other investment income	$892	$775	$1,135	$1,047
Commissions to agents	$2,415	$2,552	$4,530	$4,956

Note 9 – Intangible Assets and Goodwill

Intangible Assets

The fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from a third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during 2018 that would indicate the carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired during the six-months ended June 30, 2018. Net identifiable intangible assets of $154 thousand were impaired during 2017.

Identifiable intangible assets consist of the following as of June 30, 2018 and December 31, 2017:

(in thousands)	2018	2017
Referral relationships	$6,416	$6,416
Non-compete agreements	1,406	1,406
Tradename	560	560
Total	8,382	8,382
Accumulated amortization	(1,700)	(1,375)
Identifiable intangible assets, net	$6,682	$7,007

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2018	$252
2019	569
2020	569
2021	562
2022	525
Thereafter	4,205
Total	$6,682

Goodwill and Title Plant

As of June 30, 2018, the Company recognized $4.4 million in goodwill and $690 thousand in a title plant, net of impairments, as the result of title insurance agency acquisitions.  The title plant is included with other assets in the Consolidated Balance Sheets. The fair values of goodwill and the title plant, both Level 3 inputs, are principally based on values obtained from a third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during 2018 that would indicate the carrying amounts may not be recoverable, and therefore determined that neither goodwill nor the title plant were impaired during the six-months ended June 30, 2018. Goodwill of $29 thousand was impaired during 2017.

Note 10 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at April 1	$1,078	$(69)	$1,009
Other comprehensive loss before reclassifications	(203)	—	(203)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive loss	(203)	—	(203)
Ending balance	$875	$(69)	$806

Three Months Ended June 30, 2017 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at April 1	$12,910	$(109)	$12,801
Other comprehensive gain before reclassifications	920	—	920
Amounts reclassified from accumulated other comprehensive income	(55)	2	(53)
Net current-period other comprehensive income	865	2	867
Ending balance	$13,775	$(107)	$13,668

Six Months Ended June 30, 2018 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$16,003	$(58)	$15,945
Cumulative effect adjustment for adoption of new accounting standards	(13,616)	(11)	(13,627)
Other comprehensive loss before reclassifications	(1,512)	—	(1,512)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive loss	(1,512)	—	(1,512)
Ending balance	$875	$(69)	$806

Six Months Ended June 30, 2017 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,871	$(110)	$11,761
Other comprehensive income before reclassifications	2,017	—	2,017
Amounts reclassified from accumulated other comprehensive income	(113)	3	(110)
Net current-period other comprehensive income	1,904	3	1,907
Ending balance	$13,775	$(107)	$13,668

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Other-than-temporary impairments	—
Total	$—	Net realized investment gains
Tax	—	Provision for Income Taxes
Net of Tax	$—
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	—
Total	$—	(a)
Tax	—	Provision for Income Taxes
Net of Tax	$—
Reclassifications for the period	$—

Three Months Ended June 30, 2017 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$83
Other-than-temporary impairments	—
Total	$83	Net realized investment gains
Tax	(28)	Provision for Income Taxes
Net of Tax	$55
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(2)
Total	$(2)	(a)
Tax	—	Provision for Income Taxes
Net of Tax	$(2)
Reclassifications for the period	$53

Six Months Ended June 30, 2018 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Other-than-temporary impairments	—
Total	$—	Net realized investment gains
Tax	—	Provision for Income Taxes
Net of Tax	$—
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	—
Total	$—	(a)
Tax	—	Provision for Income Taxes
Net of Tax	$—
Reclassifications for the period	$—

Six Months Ended June 30, 2017 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$173
Other-than-temporary impairments	—
Total	$173	Net realized investment gains
Tax	(60)	Provision for Income Taxes
Net of Tax	$113
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(4)
Total	$(4)	(a)
Tax	1	Provision for Income Taxes
Net of Tax	$(3)
Reclassifications for the period	$110

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

The new revenue guidance does not apply to revenue associated with insurance contracts (including title insurance policies), financial instruments and lease contracts. The new revenue standard therefore is primarily applicable to the following Company revenue categories.

Escrow and other title-related fees: The Company’s title segment recognizes commission revenue and fees related to items such as searches, settlements, commitments and other work. Escrow and other title-related fees are recognized as revenue at the time of the related transactions as the earnings process is then considered to be complete.

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

The following table provides a breakdown of the Company’s revenue by major business activity:

(in thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue from contracts with customers:
Escrow and other title-related fees	$2,149	$3,653
Non-title services	1,696	3,288
Total revenue from contracts with customers	3,845	6,941
Other sources of revenue:
Net premiums written	35,142	64,701
Investment related revenue	2,942	3,840
Other	7	230
Total Revenues	$41,936	$75,712

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

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 94.7% of the Company's revenues for the six-month period ended June 30, 2018. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Title insurance protects against loss or damage resulting from title defects that affect real property.

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

Historically, the title insurance business tends to be seasonal as well as cyclical. Because home sales are typically strongest in periods of favorable weather, the first calendar quarter tends to have the lowest activity levels, while the spring and summer quarters tend to be more active. Refinance activity is generally less seasonal.

Services other than title insurance provided by operating divisions of the Company are not reported separately, but rather are reported collectively in a category called “All Other.”  These other services include those offered by the Company and by its wholly owned subsidiaries, Investors Title Exchange Corporation (“ITEC”), Investors Title Accommodation Corporation (“ITAC”), Investors Trust Company (“Investors Trust”) and Investors Title Management Services, Inc. (“ITMS”).

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

Regulatory Environment

In efforts to provide transparency, the Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. Since December 2015, the FOMC has voted on several occasions to increase the federal funds rate, most recently at the June 2018 meeting to a target range between 1.75% and 2.00%. Any future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and 2.0% inflation. The FOMC anticipates future economic conditions to evolve in ways that will warrant increases and that, for some time, the federal funds rate is expected to be below long range levels. At the September 2017 meeting, the FOMC announced the reduction of securities held on the Federal Reserve's balance sheet, also known as normalization, which began in October 2017.

In 2008, the federal government took control of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) in an effort to keep these government-sponsored entities from failing. The primary functions of Fannie Mae and Freddie Mac are to provide liquidity to the nation's mortgage finance system by purchasing mortgages on the secondary market, pooling them and selling them as mortgage-backed securities. In order to securitize, Fannie Mae and Freddie Mac typically require the purchase of title insurance for loans they acquire. Since the federal takeover, there have been various discussions and proposals regarding their reform. Changes to these entities could impact the entire mortgage loan process and, as a result, could affect the demand for title insurance. The timing and results of reform are currently unknown; however, any changes to these entities could affect the Company and its results of operations.

In recent years, the Consumer Financial Protection Bureau (“CFPB”), Office of the Comptroller of Currency and the Federal Reserve have issued memorandums to banks reflecting a heightened focus on vetting third party providers. Such increased regulatory involvement may affect the Company's agents and approved providers. Further proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in state legislatures and before various insurance regulatory agencies. Although the Company regularly monitors such proposals, the likelihood and timing of passage of any such regulation, and the possible effects of any such regulation on the Company and its subsidiaries, cannot be determined at this time.

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

Real Estate Environment

Overall, the economy is currently expanding and there has been a steady reduction in unemployment in recent years. The Mortgage Bankers Association's (“MBA”) June 2018 Economic and Mortgage Finance Commentary ("MBA Commentary") predicts that the unemployment rate will continue to decrease slowly, reaching a low of 3.6% in the third quarter of 2018 and staying at that level through 2019. The MBA Commentary also anticipates an increase in purchase origination volume based on accelerated wage growth overcoming increasing mortgage rates and housing inventory shortages, and a decline in refinance volume as mortgage rates increase and fewer borrowers are able to take advantage of refinancing rates and terms.

The MBA June 15, 2018 Mortgage Finance Forecast (“MBA Forecast”) projects 2018 purchase activity to increase 5.1% to $1,167 billion and refinance activity to decrease 23.7% to $458 billion, resulting in a decrease in total mortgage originations of 5.0% to $1,625 billion, all from 2017 levels. In 2017, purchase activity accounted for 64.9% of all mortgage originations and is projected in the MBA Forecast to represent 71.8% of all mortgage originations in 2018.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 4.4% and 4.1% for the six-month periods ended June 30, 2018 and 2017, respectively. Per the MBA Forecast, refinancing is expected to be lower in 2018 as mortgage interest rates continue to climb to a projected 4.9% in the fourth quarter of 2018.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the six-month period ended June 30, 2018, the Company made the following changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission.

The Company has updated the following accounting policies due to the adoption of Accounting Standards Update 2016-01.

Investments in Fixed Maturity Securities – Fixed maturity securities are classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax and adjusted for other-than-temporary declines in fair value, and reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Realized gains and losses are determined on the specific identification method (refer to Note 6 to the Notes to Consolidated Financial Statements herein).

Investments in Equity Securities – Equity securities represent ownership interests held by the Company in entities for investment purposes.  Prior to January 1, 2018, these equity securities were classified as available-for-sale and were carried at fair value on the Company’s Consolidated Balance Sheets.  Unrealized holding gains and losses from changes in the fair values of available-for-sale equity securities were reported in accumulated other comprehensive income.  Effective January 1, 2018, unrealized holding gains and losses are reported in the Consolidated Statements of Income as a net unrealized gain or loss on equity securities.  As a result, other-than-temporary impairments will no longer be considered for equity securities.  Realized investment gains and losses from sales are recorded on the trade date and are determined using the specific identification method (refer to Note 6 to the Notes to Consolidated Financial Statements herein).

Other Investments – Other investments consist of investments in unconsolidated affiliated entities, typically structured as limited liability companies ("LLC's"), without readily determinable fair values. Other investments are accounted for under either the equity method or the measurement alternative method. The measurement alternative method is used when an investment does not qualify for the equity method or the practical expedient in Accounting Standards Codification Topic 820, which estimates fair value using the net asset value per share. Under the measurement alternative method, investments are recorded at cost, less any impairment and plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

Results of Operations

The following table presents certain income statement data for the three- and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenues:
Net premiums written	$35,142	$34,672	$64,701	$67,410
Escrow and other title-related fees	2,149	1,942	3,653	3,957
Non-title services	1,696	1,515	3,288	2,878
Interest and dividends	1,125	1,114	2,243	2,211
Other investment income	1,181	766	1,450	995
Net realized investment gains	288	83	441	186
Net unrealized gain (loss) on equity investments	348	—	(294)	—
Other	7	33	230	281
Total Revenues	41,936	40,125	75,712	77,918

Operating Expenses:
Commissions to agents	16,427	16,598	30,452	32,929
Provision (benefit) for claims	564	140	(842)	860
Personnel expenses	10,798	9,942	22,138	19,900
Office and technology expenses	2,326	1,984	4,395	3,923
Other expenses	3,007	3,115	5,530	5,509
Total Operating Expenses	33,122	31,779	61,673	63,121

Income before Income Taxes	8,814	8,346	14,039	14,797

Provision for Income Taxes	1,894	2,672	2,946	4,657

Net Income Attributable to the Company	$6,947	$5,675	$11,123	$10,151

Insurance Revenues

Insurance revenues include net premiums written and other title-related income that includes escrow and settlement fees. Non-title services, investment and other income are discussed separately below.

Net Premiums Written

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three- and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2018	%	2017	%	2018	%	2017	%
Home and Branch	$10,736	30.6%	$10,394	30.0%	$19,353	29.9%	$19,677	29.2%
Agency	24,406	69.4%	24,278	70.0%	45,348	70.1%	47,733	70.8%
Total	$35,142	100.0%	$34,672	100.0%	$64,701	100.0%	$67,410	100.0%

Home and Branch Office Net Premiums: In the Company's home and branch operations, the Company issues an insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 3.3% and decreased 1.6% for the three- and six-month periods ended June 30, 2018, respectively, compared with the same prior year periods. The increase for the three-month period ended June 30, 2018 was primarily attributable to higher real estate values, as well as a shift to higher-premium purchase activity, which offset the decline in refinance activity that has occurred over the past year. The decrease for the six-month period ended June 30, 2018 was primarily attributable to a decrease in refinance activity and a shift toward markets with lower average property values.

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

Agency net premiums written increased 0.5% and decreased 5.0% for the three- and six-month periods ended June 30, 2018, respectively, compared with the same prior year periods. The increase for the three-month period ended June 30, 2018 was primarily attributable to higher real estate values, as well as a shift to higher-premium purchase activity, which offset the decline in refinance activity that has occurred over the past year. The decrease for the six-month period ended June 30, 2018 was primarily attributable to lower levels of refinance activity following recent increases in mortgage interest rates. The volume decreases were partially offset by a continuation of increases in real estate values in our core markets.

Following is a schedule of net premiums written for the three- and six-month periods ended June 30, 2018 and 2017 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended June, 30		Six Months Ended June 30,
State (in thousands)	2018	2017	2018	2017
North Carolina	$14,570	$13,307	$26,198	$25,530
Texas	6,303	6,688	11,714	12,859
South Carolina	3,440	3,212	6,985	6,837
Georgia	3,559	3,010	6,040	5,840
Virginia	1,472	1,440	2,890	3,000
All Others	5,904	7,073	11,044	13,458
Premiums	35,248	34,730	64,871	67,524
Reinsurance Assumed	—	3	2	3
Reinsurance Ceded	(106)	(61)	(172)	(117)
Net Premiums Written	$35,142	$34,672	$64,701	$67,410

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. Escrow and other title-related fee income was $2.1 million and $3.7 million for the three- and six-month periods ended June 30, 2018, respectively, compared with $1.9 million and $4.0 million for the same prior year periods. Escrow and other title-related fees typically trend in conjunction with premiums written.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title services revenues were $1.7 million and $3.3 million for the three- and six-month periods ended June 30, 2018, respectively, compared with $1.5 million and $2.9 million for the same prior year periods. The increase for the three- and six-month periods ended June 30, 2018 primarily related to increases in revenue from exchange services, trust services and agency management services.

Investment Related Revenues

Interest and Dividends

The Company derives a substantial portion of its income from investments in municipal and corporate debt securities and equity securities. The Company's title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns.

The Company’s investment strategy emphasizes after-tax income and principal preservation.  The Company’s investments are primarily in fixed maturity securities and, to a lesser extent, equity securities.  The average effective maturity of the majority of the fixed maturity securities is less than 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable or tax-exempt fixed maturities and equity securities.  The Company also invests in short-term investments that include commercial paper, money-market funds and certificates of deposit. The Company strives to maintain a high quality investment portfolio.  Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.
Interest and dividends remained virtually unchanged at $1.1 million and $2.2 million for the three- and six-month periods ended June 30, 2018 and 2017.

Other Investment Income

Other investment income consists primarily of income related to investments in unconsolidated affiliates, typically structured as limited liability companies ("LLC's"), accounted for under either the equity method of accounting or the measurement alternative for investments that do not have readily determinable fair values. The measurement alternative method requires investments without readily determinable fair values to be recorded at cost, less impairments, and plus or minus any changes resulting from observable price changes. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

Other investment income was $1.2 million and $1.5 million for the three- and six-month periods ended June 30, 2018, respectively, compared with $766 thousand and $995 thousand for the same prior year periods.

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
The net realized gains on investments were $288 thousand and $441 thousand for the three- and six-month periods ended June 30, 2018, respectively, compared with $83 thousand and $186 thousand for the same prior year period. The net realized gains on investments for the three- and six-month periods ended June 30, 2018 and 2017 did not include any impairment charges. Management believes unrealized losses on remaining fixed maturity securities at June 30, 2018 are temporary in nature.

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

Net Unrealized Gain (Loss) on Equity Investments

The Company adopted Accounting Standards Update 2016-01, Financial Instruments, on January 1, 2018. Among other provisions, the update requires changes in fair value for equity securities to be recorded in net income. The net unrealized gain (loss) on equity securities was a $348 thousand gain and a $294 thousand loss for the three- and six-month periods ended June 30, 2018, respectively. Such gains and losses were driven by changes in general market conditions.

Other Revenues

Other revenues primarily include state tax credit income, gains and losses on the disposal of fixed assets and miscellaneous revenues. Other revenues were $7 thousand and $230 thousand for the three- and six-month periods ended June 30, 2018, respectively, compared with $33 thousand and $281 thousand for the same prior year periods.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision (benefit) for claims. Operating expenses increased 4.2% and decreased 2.3% for the three- and six-month periods ended June 30, 2018, respectively, compared with the same prior year periods. The increase for the three-month period ended June 30, 2018 was primarily due to an increase in personnel expenses and the provision claims, partially offset by a decrease in commissions expense. The decrease for the six-month period ended June 30, 2018 was primarily due to a decrease in commissions expense and a current year benefit for claims, partially offset by an increase in personnel expenses.

Following is a summary of the Company's operating expenses for the three- and six-month periods ended June 30, 2018 and 2017. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2018	%	2017	%	2018	%	2017	%
Title Insurance	$30,903	93.3%	$29,760	93.6%	$57,419	93.1%	$59,307	94.0%
All Other	2,219	6.7%	2,019	6.4%	4,254	6.9%	3,814	6.0%
Total	$33,122	100.0%	$31,779	100.0%	$61,673	100.0%	$63,121	100.0%

On a combined basis, after-tax profit margins were 16.6% and 14.7% for the three- and six-month periods ended June 30, 2018, respectively, compared with 14.1% and 13.0% for the same prior year periods. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Total Company
Personnel Expenses: Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $10.8 million and $22.1 million for the three- and six-month periods ended June 30, 2018, respectively, compared with $9.9 million and $19.9 million for the same prior year periods. On a consolidated basis, personnel expenses as a percentage of total revenues were 25.7% and 29.2% for the three- and six-month periods ended June 30, 2018, respectively, compared with 24.8% and 25.5% for the same prior year periods. The increase in personnel expenses for the three- and six-month periods ended June 30, 2018 was primarily the result of higher staffing levels related to the support of growth, increases in contract services associated with the Company's ongoing software initiatives, and normal inflationary increases on salaries and benefits.

Office and Technology Expenses: Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expenses, telecommunications expenses, and business insurance. Office and technology expenses were $2.3 million and $4.4 million for the three- and six-month periods ended June 30, 2018, respectively, compared with $2.0 million and $3.9 million for the same prior year periods. The increase in office and technology expenses in 2018 primarily related to increases in software and hardware expenses, depreciation, facilities and telecommunications expenses.

Other Expenses: Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses remained virtually unchanged and were $3.0 million and $5.5 million for the three- and six-month periods ended June 30, 2018, respectively, compared with $3.1 million and $5.5 million for the same prior year periods.

Title Insurance
Commissions: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents decreased 1.0% and 7.5% for the three- and six-month periods ended June 30, 2018, respectively, compared with the same prior year periods. Commission expense as a percentage of net premiums written by agents was 67.3% and 67.2% for the three- and six-month periods ended June 30, 2018, respectively, compared with 68.4% and 69.0% for the same prior year periods. Commission expense for the six-month period ended June 30, 2018 decreased primarily due to lower agent premium volume. Commissions expense as a percentage of net premiums written decreased primarily due to changes in geographic mix and an increase in the level of intercompany commissions as a percentage of total premiums, with intercompany commissions being eliminated for affiliated agents upon consolidation. Commission rates vary by market due to local practice, competition and state regulations.

Provision (Benefit) for Claims: The provision (benefit) for claims as a percentage of net premiums written was 1.6% and (1.3)% for the three- and six-month periods ended June 30, 2018, respectively, compared with 0.4% and 1.3% for the same prior year period. The increase in the provision (benefit) for claims for the three-month period ended June 30, 2018 was primarily due to higher levels of favorable development incurred in the prior year. The decrease in the provision (benefit) for claims for the six-month period ended June 30, 2018, compared with the same prior year period, primarily related to the current year impact of favorable claims experience and reductions to estimated amounts incurred related to claims previously considered to be large losses.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $1.5 million and $2.0 million for the six-month periods ended June 30, 2018 and 2017, respectively.

At June 30, 2018, the total reserve for claims was $32.5 million. Of that total, approximately $3.9 million was reserved for specific claims, and approximately $28.6 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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
Income Taxes

The provision for income taxes was $1.9 million and $2.9 million for the three- and six-month periods ended June 30, 2018, compared with $2.7 million and $4.7 million for the same prior year period. Income tax expense, including federal and state taxes, as a percentage of earnings before income taxes was 21.5% and 21.0% for the three- and six-month periods ended June 30, 2018, respectively, compared with 32.0% and 31.5% for the same prior year period. On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law, reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effective income tax rate for both 2018 and 2017 differs from the U.S. federal statutory income tax rate of 21% for 2018 and 34% for 2017 primarily due to the effect of tax-exempt income and prior year tax settlement adjustments. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through June 30, 2018 will be realized. However, this judgment could be impacted by further market fluctuations.

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
Cash Flows: Net cash flows provided by operating activities were $6.1 million and $5.7 million for the six-month periods ended June 30, 2018 and 2017, respectively. Cash flows from operating activities increased in 2018 from 2017, primarily due to the timing of disbursements for income taxes and an increase in net income, partially offset by the benefit in the provision for claims.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the payment of dividends. In 2018, the Company had lower levels of investment purchase activity and higher levels of proceeds received from investments compared with the prior year period.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of June 30, 2018, the Company held cash and cash equivalents of $29.3 million, short-term investments of $25.0 million, available-for-sale fixed maturity securities of $94.6 million and equity securities of $48.0 million. The net effect of all activities on total cash and cash equivalents was an increase of $9.1 million in 2018.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of June 30, 2018, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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
Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased no shares for the three-month periods ended June 2018 and 2017.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.
Capital Expenditures: Capital Expenditures were approximately $1.5 million for the six-month period ended June 30, 2018. In 2018, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $135.8 million and $185.0 million as of June 30, 2018 and December 31, 2017, respectively. These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

•	changes in interest rates and real estate values;

•	other changes in general economic, business, and political conditions, including the overall performance of the financial and real estate markets;

•	potential reform of government sponsored mortgage entities;

•
the level of real estate transaction volumes, the level of mortgage origination volumes (including refinancing), the mix of title insurance between markets with varying real estate values, and changes to the insurance requirements of the participants in the secondary mortgage market, and the effect of these factors on the demand for title insurance;

•	the possible inadequacy of provisions for claims to cover actual claim losses;

•	the incidence of fraud-related losses;

•	unanticipated adverse changes in securities markets that could result in material losses to the Company's investments;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended June 30, 2018, there were no material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 1.

Item 1a.    Risk Factors

The following updates the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Deterioration in financial markets may cause a decline in the performance of the Company’s investments and could have a material adverse impact on net income.

The Company derives a substantial portion of its income from its investment portfolio, which primarily includes fixed maturity and equity securities. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company’s investment portfolio is subject to risk from changes in general economic conditions, prices of marketable fixed maturity and equity securities, interest rates, liquidity, credit markets, and other external factors. The risk of loss is increased during periods of economic uncertainty and tight credit markets as these factors could limit the ability of some issuers to repay their debt obligations.

Fixed maturity and equity securities are carried at estimated fair value on the Company’s Consolidated Balance Sheet. Changes in the estimated fair value of securities in the Company’s investment portfolio could have a material adverse effect on the Company’s results of operations and financial condition.

Changes in the estimated fair value of fixed maturity securities are recorded as a component of accumulated other comprehensive income.  If the carrying value of the Company’s fixed maturity investments exceeds the estimated fair value, and the decline in estimated fair value is deemed to be other-than-temporary, the Company will be required to write down the value of its investments.

Effective January 1, 2018, all changes in the estimated fair value of equity securities are recognized in the Consolidated Statement of Income as a net unrealized gain or loss, without regard as to whether a decline in value is deemed to be temporary or other-than-temporary. The Company’s net income may in turn experience more variation as changes in fair value will more immediately affect the Consolidated Statement of Income.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)
The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended June 30, 2018 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				428,295
April 2018	—	$—	—	428,295
May 2018	—	$—	—	428,295
June 2018	—	$—	—	428,295
Total:	—	$—	—	428,295

 For the quarter ended June 30, 2018, the Company purchased no shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  August 8, 2018