Form 10-Q
period 2018-09-30
INVESTORS TITLE CO
filed 2018-11-07
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of October 22, 2018, there were 1,886,630 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2018 and December 31, 2017
(in thousands)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$36,862	$20,214
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: September 30, 2018: $91,336; December 31, 2017: $100,314)	91,827	103,341
Equity securities, at fair value (cost: September 30, 2018: $27,382; December 31, 2017: $26,003)	51,372	47,367
Short-term investments	27,693	23,780
Other investments	11,997	12,032
Total investments	182,889	186,520

Premium and fees receivable	12,588	10,031
Accrued interest and dividends	1,242	1,100
Prepaid expenses and other receivables	7,601	7,730
Property, net	10,454	10,173
Goodwill and other intangible assets, net	10,906	11,357
Other assets	1,459	1,403
Current income taxes receivable	2,575	385
Total Assets	$266,576	$248,913

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$32,375	$34,801
Accounts payable and accrued liabilities	27,437	27,565
Deferred income taxes, net	11,223	8,626
Total liabilities	71,035	70,992

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,887 and 1,886 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	195,220	161,891
Accumulated other comprehensive income	319	15,945
Total stockholders’ equity attributable to the Company	195,539	177,836
Noncontrolling interests	2	85
Total stockholders' equity	195,541	177,921
Total Liabilities and Stockholders’ Equity	$266,576	$248,913

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2018 and 2017
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net premiums written	$39,422	$37,428	$104,123	$104,838
Escrow and other title-related fees	1,812	1,470	5,465	5,427
Non-title services	1,795	1,620	5,083	4,498
Interest and dividends	1,138	1,087	3,381	3,298
Other investment income	829	610	2,279	1,605
Net realized investment gains	188	804	629	990
Net unrealized gain on equity investments	2,920	—	2,626	—
Other	157	116	387	397
Total Revenues	48,261	43,135	123,973	121,053

Operating Expenses:
Commissions to agents	18,490	17,641	48,942	50,570
Provision for claims	997	1,855	155	2,715
Personnel expenses	11,096	10,082	33,234	29,982
Office and technology expenses	2,208	2,062	6,603	5,985
Other expenses	2,910	2,578	8,440	8,087
Total Operating Expenses	35,701	34,218	97,374	97,339

Income before Income Taxes	12,560	8,917	26,599	23,714

Provision for Income Taxes	1,927	2,990	4,873	7,647

Net Income	10,633	5,927	21,726	16,067

Net Loss Attributable to Noncontrolling Interests	1	—	31	11

Net Income Attributable to the Company	$10,634	$5,927	$21,757	$16,078

Basic Earnings per Common Share	$5.64	$3.14	$11.53	$8.52

Weighted Average Shares Outstanding – Basic	1,887	1,887	1,886	1,886

Diluted Earnings per Common Share	$5.61	$3.13	$11.47	$8.48

Weighted Average Shares Outstanding – Diluted	1,897	1,896	1,896	1,896

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2018 and 2017
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$10,633	$5,927	$21,726	$16,067
Other comprehensive (loss) income, before tax:
Amortization of unrecognized loss	—	2	—	6
Unrealized (losses) gains on investments arising during the period*	(618)	1,879	(2,536)	4,941
Reclassification adjustment for sales of securities included in net income*	—	(804)	—	(977)
Other comprehensive (loss) income, before tax	(618)	1,077	(2,536)	3,970
Income tax expense related to postretirement health benefits	—	1	—	2
Income tax (benefit) expense related to unrealized (losses) gains on investments arising during the period*	(131)	643	(537)	1,688
Income tax benefit related to reclassification adjustment for sales of securities included in net income*	—	(274)	—	(334)
Net income tax (benefit) expense on other comprehensive (loss) income	(131)	370	(537)	1,356
Other comprehensive (loss) income	(487)	707	(1,999)	2,614
Comprehensive Income	$10,146	$6,634	$19,727	$18,681
Comprehensive loss attributable to noncontrolling interests	1	—	31	11
Comprehensive Income Attributable to the Company	$10,147	$6,634	$19,758	$18,692

* Amounts related to 2018 include fixed maturity securities only. Amounts related to 2017 include both fixed maturity and equity securities.

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2018 and 2017
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2017	1,887	$—	$152,482	$13,668	$80	$166,230
Net income attributable to the Company			5,927			5,927
Dividends paid ($0.40 per share)			(754)			(754)
Repurchases of common stock	—		(41)			(41)
Exercise of stock appreciation rights	—		—			—
Share-based compensation expense related to stock appreciation rights			62			62
Amortization related to postretirement health benefits				1		1
Net unrealized gain on investments				706		706
Net loss attributable to noncontrolling interests					—	—
Balance, September 30, 2017	1,887	$—	$157,676	$14,375	$80	$172,131

Balance, July 1, 2018	1,887	$—	$185,252	$806	$55	$186,113
Net income attributable to the Company			10,634			10,634
Dividends paid ($0.40 per share)			(755)			(755)
Repurchases of common stock	—		—			—
Exercise of stock appreciation rights	—		—			—
Share-based compensation expense related to stock appreciation rights			89			89
Cumulative effect adjustment for adoption of new accounting standards			—	—		—
Net unrealized loss on investments				(487)		(487)
Distribution of equity to noncontrolling interests					(52)	(52)
Net loss attributable to noncontrolling interests					(1)	(1)
Balance, September 30, 2018	1,887	$—	$195,220	$319	$2	$195,541

Consolidated Statements of Stockholders’ Equity, continued

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2017	1,884	$—	$143,284	$11,761	$91	$155,136
Net income attributable to the Company			16,078			16,078
Dividends paid ($0.95 per share)			(1,792)			(1,792)
Repurchases of common stock	—		(50)			(50)
Exercise of stock appreciation rights	3		(1)			(1)
Share-based compensation expense related to stock appreciation rights			157			157
Amortization related to postretirement health benefits				4		4
Net unrealized gain on investments				2,610		2,610
Net loss attributable to noncontrolling interests					(11)	(11)
Balance, September 30, 2017	1,887	$—	$157,676	$14,375	$80	$172,131

Balance, January 1, 2018	1,886	$—	$161,891	$15,945	$85	$177,921
Net income attributable to the Company			21,757			21,757
Dividends paid ($1.20 per share)			(2,264)			(2,264)
Repurchases of common stock	—		(29)			(29)
Exercise of stock appreciation rights	1		(1)			(1)
Share-based compensation expense related to stock appreciation rights			239			239
Cumulative effect adjustment for adoption of new accounting standards			13,627	(13,627)		—
Net unrealized loss on investments				(1,999)		(1,999)
Distribution of equity to noncontrolling interests					(52)	(52)
Net loss attributable to noncontrolling interests					(31)	(31)
Balance, September 30, 2018	1,887	$—	$195,220	$319	$2	$195,541

See notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$21,726	$16,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,234	1,055
Amortization of investments, net	617	573
Amortization related to postretirement benefits obligation	—	6
Amortization of other intangible assets, net	451	708
Share-based compensation expense related to stock appreciation rights	239	157
Net loss (gain) on disposals of property	12	(16)
Net realized investment gains	(629)	(990)
Net unrealized gain on equity investments	(2,626)	—
Net earnings from other investments	(1,471)	(1,252)
Provision for claims	155	2,715
Provision for deferred income taxes	3,134	1,923
Changes in assets and liabilities:
Increase in premium and fees receivables	(2,557)	(1,606)
Increase in other assets	(69)	(44)
Increase in current income taxes receivable	(2,190)	(1,641)
(Decrease) increase in accounts payable and accrued liabilities	(128)	5,254
Decrease in current income taxes payable	—	(1,232)
Payments of claims, net of recoveries	(2,581)	(2,813)
Net cash provided by operating activities	15,317	18,864

Investing Activities
Purchases of fixed maturity securities	—	(9,273)
Purchases of equity securities	(2,484)	(3,680)
Purchases of short-term investments	(44,403)	(15,668)
Purchases of other investments	(730)	(1,224)
Purchase of subsidiary	—	(175)
Proceeds from sales and maturities of fixed maturity securities	8,155	11,020
Proceeds from sales of equity securities	1,728	3,565
Proceeds from sales and maturities of short-term investments	40,697	1,536
Proceeds from sales and distributions of other investments	2,238	2,144
Proceeds from sales of other assets	3	13
Purchases of property	(1,580)	(2,343)
Proceeds from the sale of property	53	27
Net cash provided by (used in) investing activities	3,677	(14,058)

Financing Activities
Repurchases of common stock	(29)	(50)
Exercise of stock appreciation rights	(1)	(1)
Distribution of equity for noncontrolling interest	(52)	—
Dividends paid	(2,264)	(1,792)
Net cash used in financing activities	(2,346)	(1,843)

Net Increase in Cash and Cash Equivalents	16,648	2,963
Cash and Cash Equivalents, Beginning of Period	20,214	27,928
Cash and Cash Equivalents, End of Period	$36,862	$30,891

Consolidated Statements of Cash Flows, continued
	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$5,477	$9,236
Non Cash Investing and Financing Activities:
Non cash net unrealized loss (gain) on investments, net of deferred tax benefit (provision) of $537 and $(1,354) for September 30, 2018 and 2017, respectively	$1,999	$(2,610)

See notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2018 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2018 or any other interim period.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 updated guidance to enhance the reporting model for financial instruments. Among the main principles of the guidance applicable to the Company are provisions to: (1) require equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, noting that when a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost; (4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require separate presentation of financial assets and financial liabilities by measuring category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and (6) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The update was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this update on January 1, 2018 by means of a $16.8 million cumulative effect reclassification of the net unrealized gain related to equity securities from accumulated other comprehensive income to retained earnings. The amendments relating to equity securities without readily determinable fair values were applied prospectively to equity investments that existed as of the date of adoption. As a result, the Company recognized a $2.6 million net unrealized gain on equity investments in the Consolidated Statements of Income for the nine-month period ended September 30, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 updated guidance to improve financial reporting for leasing transactions. The core principle of the guidance is that lessees will be required to recognize assets and liabilities on the balance sheet for all leases with terms of more than twelve months. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from current GAAP, with some targeted improvements. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, both lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted for all entities upon issuance. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact. As of December 31, 2017, future minimum lease payments with terms of more than twelve months were approximately $3.6 million. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this update provide entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the amendments in this update provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component similar to the expedient provided to lessees. The Company is not planning to adopt the optional transition method under ASU 2018-11.

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

Note 2 – Reserve for Claims

Activity in the reserve for claims for the nine-month period ended September 30, 2018 and the year ended December 31, 2017 are summarized as follows:

(in thousands)	September 30, 2018	December 31, 2017
Balance, beginning of period	$34,801	$35,305
Provision, charged to operations	155	3,311
Payments of claims, net of recoveries	(2,581)	(3,815)
Balance, end of period	$32,375	$34,801

The total reserve for all reported and unreported losses the Company incurred through September 30, 2018 is represented by the reserve for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2018. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	September 30, 2018%		December 31, 2017%
Known title claims	$3,157	9.8	$4,646	13.4
IBNR	29,218	90.2	30,155	86.6
Total reserve for claims	$32,375	100.0	$34,801	100.0

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

Note 3 – Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, when share-based awards are exercised, (a) the exercise price of a share-based award and (b) the amount of compensation cost, if any, for future services that the Company has not yet recognized, are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net income attributable to the Company	$10,634	$5,927	$21,757	$16,078
Weighted average common shares outstanding – Basic	1,887	1,887	1,886	1,886
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	10	9	10	10
Weighted average common shares outstanding – Diluted	1,897	1,896	1,896	1,896
Basic earnings per common share	$5.64	$3.14	$11.53	$8.52
Diluted earnings per common share	$5.61	$3.13	$11.47	$8.48

There were 9 thousand and 4 thousand potential shares excluded from the computation of diluted earnings per share for the three-and nine-month periods ended September 30, 2018, respectively. There were 4 thousand potential shares excluded from the computation of diluted earnings per share for the three-and nine-month periods ended September 30, 2017, respectively.

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

As of September 30, 2018, the only outstanding awards under the plans were SARs, which expire in seven years from the date of grant, and all of which vest and are exercisable within one year of the date of grant. All SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

There was approximately $239 thousand and $157 thousand of compensation expense relating to SARs vesting on or before September 30, 2018 and 2017, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of September 30, 2018, there was $177 thousand of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	25	$65.85	3.85	$837
SARs granted	4	192.71
SARs exercised	(4)	36.38
Outstanding as of December 31, 2017	25	$93.40	3.98	$2,624
SARs granted	4	188.71
SARs exercised	(1)	41.50
Outstanding as of September 30, 2018	28	$110.27	3.90	$1,848

Exercisable as of September 30, 2018	26	$103.55	3.66	$1,848

Unvested as of September 30, 2018	2	$188.71	6.63	$—

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

Provided below is selected financial information about the Company's operations by segment for the periods ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$42,891	$2,120	$(1,825)	$43,186
Investment income	4,247	640	—	4,887
Net realized gain on investments	141	47	—	188
Total revenues	$47,279	$2,807	$(1,825)	$48,261
Operating expenses	35,359	2,033	(1,691)	35,701
Income before income taxes	$11,920	$774	$(134)	$12,560
Total assets	$212,181	$54,395	$—	$266,576

Three Months Ended September 30, 2017 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$40,658	$1,928	$(1,952)	$40,634
Investment income	1,503	194	—	1,697
Net realized gain on investments	749	55	—	804
Total revenues	$42,910	$2,177	$(1,952)	$43,135
Operating expenses	34,125	1,911	(1,818)	34,218
Income before income taxes	$8,785	$266	$(134)	$8,917
Total assets	$201,138	$52,060	$—	$253,198

Nine Months Ended September 30, 2018 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$113,992	$6,006	$(4,940)	$115,058
Investment income	6,986	1,300	—	8,286
Net realized gain on investments	548	81	—	629
Total revenues	$121,526	$7,387	$(4,940)	$123,973
Operating expenses	95,575	6,337	(4,538)	97,374
Income before income taxes	$25,951	$1,050	$(402)	$26,599
Total assets	$212,181	$54,395	$—	$266,576

Nine Months Ended September 30, 2017 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$114,344	$5,379	$(4,563)	$115,160
Investment income	4,380	523	—	4,903
Net realized gain on investments	893	97	—	990
Total revenues	$119,617	$5,999	$(4,563)	$121,053
Operating expenses	95,802	5,771	(4,234)	97,339
Income before income taxes	$23,815	$228	$(329)	$23,714
Total assets	$201,138	$52,060	$—	$253,198

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $10.9 million and $9.5 million as of September 30, 2018 and December 31, 2017, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Service cost – benefits earned during the year	$—	$—	$—	$—
Interest cost on the projected benefit obligation	8	9	24	28
Amortization of unrecognized losses	—	2	—	6
Net periodic benefit cost	$8	$11	$24	$34

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturities by major classification are as follows:

As of September 30, 2018 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
Government obligations	$1,028	$—	$14	$1,014
General obligations of U.S. states, territories and political subdivisions	20,952	170	304	20,818
Special revenue issuer obligations of U.S. states, territories and political subdivisions	56,860	970	582	57,248
Corporate debt securities	12,496	329	78	12,747
Total	$91,336	$1,469	$978	$91,827

As of December 31, 2017 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale, at fair value:
Government obligations	$1,043	$—	$1	$1,042
General obligations of U.S. states, territories and political subdivisions	24,189	505	50	24,644
Special revenue issuer obligations of U.S. states, territories and political subdivisions	62,592	2,218	165	64,645
Corporate debt securities	12,490	527	7	13,010
Total	$100,314	$3,250	$223	$103,341

The special revenue category for both periods presented includes approximately 60 individual fixed maturities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at September 30, 2018 were as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,708	$10,677
Due one year through five years	35,318	35,920
Due five years through ten years	41,648	41,217
Due after ten years	3,662	4,013
Total	$91,336	$91,827

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
As of September 30, 2018 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,014	$(14)	$—	$—	$1,014	$(14)
General obligations of U.S. states, territories and political subdivisions	9,152	(146)	3,370	(158)	12,522	(304)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	22,523	(290)	6,019	(292)	28,542	(582)
Corporate debt securities	10,194	(78)	—	—	10,194	(78)
Total temporarily impaired securities	$42,883	$(528)	$9,389	$(450)	$52,272	$(978)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2017 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,042	$(1)	$—	$—	$1,042	$(1)
General obligations of U.S. states, territories and political subdivisions	4,560	(27)	3,535	(23)	8,095	(50)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	13,551	(61)	4,023	(104)	17,574	(165)
Corporate debt securities	3,744	(7)	—	—	3,744	(7)
Total temporarily impaired securities	$22,897	$(96)	$7,558	$(127)	$30,455	$(223)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 63 and 32 securities had unrealized losses at September 30, 2018 and December 31, 2017, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded no other-than-temporary impairment charges for fixed maturities for the nine-month periods ended September 30, 2018 and 2017. Other-than-temporary impairment charges are included in net realized investment gains in the Consolidated Statements of Income.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of September 30, 2018 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$27,382	$51,372
Total	$27,382	$51,372

As of December 31, 2017 (in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$26,003	$21,376	$12	$47,367
Total	$26,003	$21,376	$12	$47,367

Effective January 1, 2018, unrealized holding gains and losses are reported in the Consolidated Statements of Income as net unrealized gain or loss on equity securities and other-than-temporary impairments will no longer be considered for equity securities. As such, unrealized holding gains and losses are excluded from the table above as of September 30, 2018. Reference the discussion under Recently Adopted Accounting Standards in Note 1. The Company did not record any other-than-temporary charges for equity securities for the nine-month period ended September 30, 2017.

Realized Gains from the Sale of Investment Securities

Gross realized gains and losses on sales of investments for the nine-month periods ended September 30 are summarized as follows:

(in thousands)	2018	2017
Gross realized gains from securities:
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—
Corporate debt securities	—	—
Common stocks	688	1,232
Total	$688	$1,232
Gross realized losses from securities:
General obligations of U.S. states, territories and political subdivisions	$—	$—
Special revenue issuer obligations of U.S. states, territories and political subdivisions	—	—
Common stocks	(63)	(255)
Other-than-temporary impairment of securities	—	—
Total	$(63)	$(255)
Net realized gains from securities	$625	$977
Net realized gains on other investments:
Gains on other investments	$4	$13
Total	$4	$13
Net realized investment gains	$629	$990

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of September 30, 2018:

Type of Investment (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$629	$629	$1,325
Real estate LLCs or LPs	Other investments	4,854	5,563	7,950
Small business investment LPs	Other investments	4,320	4,267	9,400
Total		$9,803	$10,459	$18,675

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

The Level 2 category includes fixed maturity investments such as corporate debt securities, U.S. government, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of September 30, 2018 and December 31, 2017, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued dividends and interest is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturities carried at estimated fair value measured as of September 30, 2018 and December 31, 2017:

As of September 30, 2018 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	$—	$79,080	$—	$79,080
Corporate debt securities*	—	12,747	—	12,747
Total	$—	$91,827	$—	$91,827

As of December 31, 2017 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
Obligations of U.S. states, territories and political subdivisions*	$—	$90,331	$—	$90,331
Corporate debt securities*	—	13,010	—	13,010
Total	$—	$103,341	$—	$103,341

*Denotes fair market value obtained from pricing services.

The estimated fair values of equity investments and other financial instruments as of September 30, 2018 and December 31, 2017 are presented in the following table:

As of September 30, 2018 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$36,862	$—	$—	$36,862
Accrued interest and dividends	1,242	—	—	1,242
Equity securities, at fair value:
Common stocks	51,372	—	—	51,372
Short-term investments:
Commercial paper and money market funds	27,693	—	—	27,693
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,129	6,129
Equity investments in unconsolidated affiliates, measurement alternative	—	—	5,868	5,868
Total	$117,169	$—	$11,997	$129,166

As of December 31, 2017 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$20,214	$—	$—	$20,214
Accrued interest and dividends	1,100	—	—	1,100
Equity securities, at fair value:
Common stocks	47,367	—	—	47,367
Short-term investments:
Commercial paper, money market funds and certificates of deposit	23,780	—	—	23,780
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,593	6,593
Equity investments in unconsolidated affiliates, measurement alternative	—	—	5,439	5,439
Total	$92,461	$—	$12,032	$104,493

The Company did not hold any Level 3 category debt or marketable equity investment securities as of September 30, 2018 or December 31, 2017.

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

Certain equity investments under the measurement alternative are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the Consolidated Statements of Income. There were no impairments of such investments made during the nine-month period ended September 30, 2018 or the twelve-month period ended December 31, 2017. The following table presents a rollforward of equity investments under the measurement alternative as of September 30, 2018 and December 31, 2017:

(in thousands)	Balance, January 1, 2018	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, September 30, 2018
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$5,439	$—	$—	$672	$(243)	$5,868
Total	$5,439	$—	$—	$672	$(243)	$5,868

(in thousands)	Balance, January 1, 2017	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2017
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$4,744	$—	$—	$1,082	$(387)	$5,439
Total	$4,744	$—	$—	$1,082	$(387)	$5,439

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

Regulation – The Company’s title insurance and trust subsidiaries are regulated by various federal, state and local governmental agencies and are subject to various audits, examinations, and inquiries. It is the opinion of management based on its present expectations that these audits, examinations, and inquiries will not have a material impact on the Company’s consolidated financial condition or results of operations.

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $185.9 million and $185.0 million as of September 30, 2018 and December 31, 2017, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (in thousands)	As of September 30, 2018	As of December 31, 2017
Other investments	$6,129	$6,594
Premiums and fees receivable	$233	$720

Financial Statement Classification, Consolidated Statements of Income (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017
Net premiums written	$4,148	$3,784	$10,967	$11,259
Non-title services and other investment income	$724	$642	$1,859	$1,689
Commissions to agents	$2,662	$2,501	$7,192	$7,457

Note 9 – Intangible Assets and Goodwill

Intangible Assets

The fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during 2018 that would indicate the carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired during the nine-months ended September 30, 2018. Net identifiable intangible assets of $154 thousand were impaired during 2017.

Identifiable intangible assets consist of the following as of September 30, 2018 and December 31, 2017:

(in thousands)	2018	2017
Referral relationships	$6,416	$6,416
Non-compete agreements	1,406	1,406
Tradename	560	560
Total	8,382	8,382
Accumulated amortization	(1,826)	(1,375)
Identifiable intangible assets, net	$6,556	$7,007

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2018	$126
2019	569
2020	569
2021	562
2022	525
Thereafter	4,205
Total	$6,556

Goodwill and Title Plant

As of September 30, 2018, the Company recognized $4.4 million in goodwill and $690 thousand in a title plant, net of impairments, as the result of title insurance agency acquisitions.  The title plant is included with other assets in the Consolidated Balance Sheets. The fair values of goodwill and the title plant, both Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during 2018 that would indicate the carrying amounts may not be recoverable, and therefore determined that neither goodwill nor the title plant were impaired during the nine-months ended September 30, 2018. Goodwill of $29 thousand was impaired during 2017.

Note 10 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at July 1	$875	$(69)	$806
Other comprehensive loss before reclassifications	(487)	—	(487)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive loss	(487)	—	(487)
Ending balance	$388	$(69)	$319

Three Months Ended September 30, 2017 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at July 1	$13,775	$(107)	$13,668
Other comprehensive gain before reclassifications	1,236	—	1,236
Amounts reclassified from accumulated other comprehensive income	(530)	1	(529)
Net current-period other comprehensive income	706	1	707
Ending balance	$14,481	$(106)	$14,375

Nine Months Ended September 30, 2018 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$16,003	$(58)	$15,945
Cumulative effect adjustment for adoption of new accounting standards	(13,616)	(11)	(13,627)
Other comprehensive loss before reclassifications	(1,999)	—	(1,999)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive loss	(1,999)	—	(1,999)
Ending balance	$388	$(69)	$319

Nine Months Ended September 30, 2017 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,871	$(110)	$11,761
Other comprehensive income before reclassifications	3,253	—	3,253
Amounts reclassified from accumulated other comprehensive income	(643)	4	(639)
Net current-period other comprehensive income	2,610	4	2,614
Ending balance	$14,481	$(106)	$14,375

The following tables provide amounts reclassified out of each component of accumulated other comprehensive income for the periods ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized investment gains	$—
Other-than-temporary impairments	—
Total	$—	Net realized investment gains
Tax	—	Provision for Income Taxes
Net of Tax	$—
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	—
Total	$—	(a)
Tax	—	Provision for Income Taxes
Net of Tax	$—
Reclassifications for the period	$—

Three Months Ended September 30, 2017 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized investment gains	$804
Other-than-temporary impairments	—
Total	$804	Net realized investment gains
Tax	(274)	Provision for Income Taxes
Net of Tax	$530
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(2)
Total	$(2)	(a)
Tax	1	Provision for Income Taxes
Net of Tax	$(1)
Reclassifications for the period	$529

Nine Months Ended September 30, 2018 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized investment gains	$—
Other-than-temporary impairments	—
Total	$—	Net realized investment gains
Tax	—	Provision for Income Taxes
Net of Tax	$—
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	—
Total	$—	(a)
Tax	—	Provision for Income Taxes
Net of Tax	$—
Reclassifications for the period	$—

Nine Months Ended September 30, 2017 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized investment gains	$977
Other-than-temporary impairments	—
Total	$977	Net realized investment gains
Tax	(334)	Provision for Income Taxes
Net of Tax	$643
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(6)
Total	$(6)	(a)
Tax	2	Provision for Income Taxes
Net of Tax	$(4)
Reclassifications for the period	$639

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

Note 11 – Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 updated guidance to improve the comparability of revenue recognition practices for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this update on January 1, 2018 with no impact on the Company's financial position and results of operations.

The new revenue guidance does not apply to revenue associated with insurance contracts (including title insurance policies), financial instruments and lease contracts. The new revenue standard therefore is primarily applicable to the following Company revenue categories.

Escrow and other title-related fees: The Company’s title segment recognizes commission revenue and fees related to items such as searches, settlements, commitments and other ancillary services. Escrow and other title-related fees are recognized as revenue at the time of the related transactions as the earnings process, or performance obligation, is then considered to be complete.

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

Other: The Company occasionally recognizes revenue from other miscellaneous contracts which can include, but is not limited to seminar and education registration fees and software licensing contracts. These revenue streams are deemed immaterial to the operations of the Company, and revenue is recognized when, or as, performance obligations are completed.

The following table provides a breakdown of the Company’s revenue by major business activity:

(in thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue from contracts with customers:
Escrow and other title-related fees	$1,812	$5,465
Non-title services	1,795	5,083
Total revenue from contracts with customers	3,607	10,548
Other sources of revenue:
Net premiums written	39,422	104,123
Investment related revenue	5,075	8,915
Other	157	387
Total Revenues	$48,261	$123,973

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

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 94.7% of the Company's revenues for the nine-month period ended September 30, 2018. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

Regulatory Environment

In efforts to provide transparency, the Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. Since December 2015, the FOMC has voted on several occasions to increase the federal funds rate, most recently at the September 2018 meeting to a target range between 2.00% and 2.25%. Any future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and 2.0% inflation. The FOMC anticipates future economic conditions to evolve in ways that will warrant increases and that, for some time, the federal funds rate is expected to be below long range levels. At the September 2017 meeting, the FOMC announced the reduction of securities held on the Federal Reserve's balance sheet, also known as normalization, which began in October 2017.

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

In recent periods, both the President and certain members of Congress have indicated a desire for reform of the CFPB. The timing and nature of any reforms are currently unknown; however, any changes to the CFPB could affect the Company and its results of operations.

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

Real Estate Environment

The MBA October 16, 2018 Mortgage Finance Forecast (“MBA Forecast”) projects 2018 purchase activity to increase 3.7% to $1,185 billion and refinance activity to decrease 26.8% to $451 billion, resulting in a decrease in total mortgage originations of 7.0% to $1,636 billion, all from 2017 levels. In 2017, purchase activity accounted for 64.9% of all mortgage originations and is projected in the MBA Forecast to represent 72.4% of all mortgage originations in 2018.

Overall, the economy is expanding and both the job market and wages continue to grow. The Mortgage Bankers Association's (“MBA”) October 2018 Economic and Mortgage Finance Commentary ("MBA Commentary") predicts that the unemployment rate will continue to decrease, reaching 3.5% by the end of 2019. However, the performance of the housing market has not kept pace with the strength of the broader economy, with home sales being held back by a lack of inventory and worsening affordability due to rising prices and increasing mortgage interest rates. The MBA Commentary anticipates 30-year mortgage interest rates to rise only modestly from here, averaging 5.1% for 2019 through 2021.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 4.5% and 4.0% for the nine-month periods ended September 30, 2018 and 2017, respectively. Per the MBA Forecast, refinancing activity is expected to be lower in 2018 as mortgage interest rates continue to climb to a projected 4.9% in the fourth quarter of 2018.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the nine-month period ended September 30, 2018, the Company made the following changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission.

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

Results of Operations

The following table presents certain income statement data for the three- and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenues:
Net premiums written	$39,422	$37,428	$104,123	$104,838
Escrow and other title-related fees	1,812	1,470	5,465	5,427
Non-title services	1,795	1,620	5,083	4,498
Interest and dividends	1,138	1,087	3,381	3,298
Other investment income	829	610	2,279	1,605
Net realized investment gains	188	804	629	990
Net unrealized gain on equity investments	2,920	—	2,626	—
Other	157	116	387	397
Total Revenues	48,261	43,135	123,973	121,053

Operating Expenses:
Commissions to agents	18,490	17,641	48,942	50,570
Provision for claims	997	1,855	155	2,715
Personnel expenses	11,096	10,082	33,234	29,982
Office and technology expenses	2,208	2,062	6,603	5,985
Other expenses	2,910	2,578	8,440	8,087
Total Operating Expenses	35,701	34,218	97,374	97,339

Income before Income Taxes	12,560	8,917	26,599	23,714

Provision for Income Taxes	1,927	2,990	4,873	7,647

Net Income Attributable to the Company	$10,634	$5,927	$21,757	$16,078

Insurance Revenues

Insurance revenues include net premiums written and other title-related income that includes escrow and settlement fees. Non-title services, investment and other income are discussed separately below.

Net Premiums Written

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of net premiums generated by home and branch offices and agency operations for the three- and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2018	%	2017	%	2018	%	2017	%
Home and Branch	$11,905	30.2	$11,227	30.0	$31,258	30.0	$30,904	29.5
Agency	27,517	69.8	26,201	70.0	72,865	70.0	73,934	70.5
Total	$39,422	100.0	$37,428	100.0	$104,123	100.0	$104,838	100.0

Home and Branch Office Net Premiums: In the Company's home and branch operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 6.0% and 1.1% for the three- and nine-month periods ended September 30, 2018, respectively, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2018 were primarily attributable to higher real estate values, as well as a shift to higher-premium purchase activity, which offset the decline in refinance activity that has occurred over the past year.

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

Agency net premiums written increased 5.0% and decreased 1.4% for the three- and nine-month periods ended September 30, 2018, respectively, compared with the same prior year periods. The increase for the three-month period ended September 30, 2018 was primarily attributable to higher real estate values, as well as a shift to higher-premium purchase activity and the addition of new agencies over the past year, which offset the decline in refinance activity that has occurred over the past year. The decrease for the nine-month period ended September 30, 2018 was primarily attributable to lower levels of refinance activity following recent increases in mortgage interest rates. The volume decreases were partially offset by a continuation of increases in real estate values in our core markets.

Following is a schedule of net premiums written for the three- and nine-month periods ended September 30, 2018 and 2017 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended September, 30		Nine Months Ended September 30,
State (in thousands)	2018	2017	2018	2017
North Carolina	$16,335	$14,448	$42,533	$39,978
Texas	7,048	7,295	18,762	20,154
South Carolina	3,785	3,799	10,770	10,636
Georgia	4,286	3,593	10,326	9,433
Virginia	1,457	1,677	4,347	4,677
All Others	6,589	6,693	17,633	20,151
Premiums	39,500	37,505	104,371	105,029
Reinsurance Assumed	2	—	4	3
Reinsurance Ceded	(80)	(77)	(252)	(194)
Net Premiums Written	$39,422	$37,428	$104,123	$104,838

The Company continues to monitor the impacts of Hurricanes Florence and Michael on real estate activity within the Company's operating territories, but does not currently expect a material impact on the Company’s financial position or results of operations over the long term.

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. Escrow and other title-related fee revenues were $1.8 million and $5.5 million for the three- and nine-month periods ended September 30, 2018, respectively, compared with $1.5 million and $5.4 million for the same prior year periods. Escrow and other title-related fees typically trend in conjunction with premiums written.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title services revenues were $1.8 million and $5.1 million for the three- and nine-month periods ended September 30, 2018, respectively, compared with $1.6 million and $4.5 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2018 primarily related to increases in revenue from all major components of non-title services.

Investment Related Revenues

Interest and Dividends

The Company derives a substantial portion of its income from investments in municipal and corporate fixed maturity securities and equity securities. The Company's title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns.

The Company’s investment strategy emphasizes after-tax income and principal preservation.  The Company’s investments are primarily in fixed maturity securities and, to a lesser extent, equity securities.  The average effective maturity of a majority of the fixed maturity securities is less than 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

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
Interest and dividends remained virtually unchanged at $1.1 million for the three-month periods ended September 30, 2018 and 2017 and $3.4 million and $3.3 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

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

Other investment income was $829 thousand and $2.3 million for the three- and nine-month periods ended September 30, 2018, respectively, compared with $610 thousand and $1.6 million for the same prior year periods.

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
The net realized investment gains were $188 thousand and $629 thousand for the three- and nine-month periods ended September 30, 2018, respectively, compared with $804 thousand and $990 thousand for the same prior year period. The net realized investment gains for the three- and nine-month periods ended September 30, 2018 and 2017 did not include any impairment charges. Management believes unrealized losses on remaining fixed maturity securities at September 30, 2018 are temporary in nature.

The securities in the Company’s investment portfolio are subject to economic conditions and market risks.  The Company considers relevant facts and circumstances in evaluating whether a credit or interest-related impairment of a fixed maturity security is other-than-temporary.  Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.
There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the characteristics of that issuer; the risk that information obtained by the Company or changes in other facts and circumstances leads management to change its intent to sell the fixed maturity security; and the risk that management is making decisions based on misstated information in the financial statements provided by issuers.

Net Unrealized Gain on Equity Investments

The Company adopted Accounting Standards Update 2016-01, Financial Instruments, on January 1, 2018. Among other provisions, the update requires all changes in the estimated fair value of equity securities to be recognized in the Consolidated Statement of Income as a net unrealized gain or loss, without regard as to whether a decline in value is deemed to be temporary or other-than-temporary. The Company’s net income may in turn experience more variation as changes in fair value will more immediately affect the Consolidated Statement of Income.

The net unrealized gains on equity securities were $2.9 million and $2.6 million for the three- and nine-month periods ended September 30, 2018, respectively. Such gains were driven by changes in general market conditions. Financial indexes saw significant gains during the three-month period ended September 30, 2018.

Other Revenues

Other revenues primarily include state tax credit income, gains and losses on the disposal of fixed assets and miscellaneous revenues. Other revenues were $157 thousand and $387 thousand for the three- and nine-month periods ended September 30, 2018, respectively, compared with $116 thousand and $397 thousand for the same prior year periods.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 4.3% for the three-month period ended September 30, 2018, compared with the same prior year period. The increase for the three-month period ended September 30, 2018 was primarily due to an increase in personnel expenses and commissions expense, partially offset by a decline in the provision for claims. Operating expenses for the nine-month period ended September 30, 2018 remained unchanged compared with the same prior year period.

Following is a summary of the Company's operating expenses for the three- and nine-month periods ended September 30, 2018 and 2017. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2018	%	2017	%	2018	%	2017	%
Title Insurance	$33,697	94.4	$32,330	94.5	$91,116	93.6	$91,637	94.1
All Other	2,004	5.6	1,888	5.5	6,258	6.4	5,702	5.9
Total	$35,701	100.0	$34,218	100.0	$97,374	100.0	$97,339	100.0

On a combined basis, after-tax profit margins were 22.0% and 17.5% for the three- and nine-month periods ended September 30, 2018, respectively, compared with 13.7% and 13.3% for the same prior year periods. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to reduce its operating expenses.

Total Company
Personnel Expenses: Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $11.1 million and $33.2 million for the three- and nine-month periods ended September 30, 2018, respectively, compared with $10.1 million and $30.0 million for the same prior year periods. On a consolidated basis, personnel expenses as a percentage of total revenues were 23.0% and 26.8% for the three- and nine-month periods ended September 30, 2018, respectively, compared with 23.4% and 24.8% for the same prior year periods. The increases in personnel expenses for the three- and nine-month periods ended September 30, 2018 were primarily the result of higher staffing levels related to the support of growth, increases in contract services associated with the Company's ongoing software initiatives, normal inflationary increases on salaries and benefits, and an increase in the accrual for incentive compensation.

Office and Technology Expenses: Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expenses, telecommunications expenses, and business insurance. Office and technology expenses were $2.2 million and $6.6 million for the three- and nine-month periods ended September 30, 2018, respectively, compared with $2.1 million and $6.0 million for the same prior year periods. The increase in office and technology expenses in 2018 primarily related to increases in software, hardware and facilities expenses.

Other Expenses: Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $2.9 million and $8.4 million for the three- and nine-month periods ended September 30, 2018, respectively, compared with $2.6 million and $8.1 million for the same prior year periods. In 2018, there were marginal increases in several miscellaneous expense categories, partially offset by decline in the amortization of intangible assets.

Title Insurance
Commissions: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 4.8% and decreased 3.2% for the three- and nine-month periods ended September 30, 2018, respectively, compared with the same prior year periods. Commission expense as a percentage of net premiums written by agents was 67.2% for both the three- and nine-month periods ended September 30, 2018, compared with 67.3% and 68.4% for the same prior year periods. Commission expense for the three- and nine-month periods ended September 30, 2018 moved commensurate with agent net premiums written. Commissions expense as a percentage of net premiums written decreased primarily due to changes in geographic mix and an increase in the level of intercompany commissions as a percentage of total premiums, with intercompany commissions being eliminated for affiliated agents upon consolidation. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims: The provision for claims as a percentage of net premiums written was 2.5% and 0.1% for the three- and nine-month periods ended September 30, 2018, respectively, compared with 5.0% and 2.6% for the same prior year period. The decreases in the provision for claims for the three- and nine-month periods ended September 30, 2018, compared with the same prior year periods, primarily relate to the current year impact of favorable claims experience and reductions to estimated amounts incurred related to claims previously considered to be large losses.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $2.6 million and $2.8 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

At September 30, 2018, the total reserve for claims was $32.4 million. Of that total, approximately $3.2 million was reserved for specific claims, and approximately $29.2 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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
Income Taxes

The provision for income taxes was $1.9 million and $4.9 million for the three- and nine-month periods ended September 30, 2018, compared with $3.0 million and $7.6 million for the same prior year period. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 15.3% and 18.3% for the three- and nine-month periods ended September 30, 2018, respectively, compared with 33.5% and 32.2% for the same prior year period. On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law, reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effective income tax rates for both 2018 and 2017 differ from the U.S. federal statutory income tax rates of 21% for 2018 and 35% for 2017, primarily due to the effect of tax-exempt income and prior year tax settlement adjustments. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through September 30, 2018 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

The Company’s current cash requirements include: general operating expenses, including the payment of title claims; income taxes; capital expenditures; dividends on its common stock; and repurchases of its commons stock. Cash flows from operations have historically been the primary source of financing for expanding operations, whether through organic growth or outside investments.
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
Cash Flows: Net cash flows provided by operating activities were $15.3 million and $18.9 million for the nine-month periods ended September 30, 2018 and 2017, respectively. Cash flows from operating activities decreased in 2018 from 2017, primarily due to the timing of disbursements and a lower provision for claims, partially offset by an increase in net income.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the payment of dividends. In 2018, proceeds received from investments outpaced the increase in purchase activity, compared with the prior year period.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of September 30, 2018, the Company held cash and cash equivalents of $36.9 million, short-term investments of $27.7 million, available-for-sale fixed maturity securities of $91.8 million and equity securities of $51.4 million. The net effect of all activities on total cash and cash equivalents was an increase of $16.6 million in 2018.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of September 30, 2018, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased no shares for the three-month period ended September 30, 2018 and 230 shares at an price per share of $176.60 for the three-month period ended September 30, 2017.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.
Capital Expenditures: Capital Expenditures were approximately $1.6 million for the nine-month period ended September 30, 2018. In 2018, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $185.9 million and $185.0 million as of September 30, 2018 and December 31, 2017, respectively. These exchange deposits are held at third-party financial institutions. These amounts are not considered assets of the Company for accounting purposes and, therefore, are excluded from the accompanying Consolidated Balance Sheets. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as exchange services revenue, rather than investment income. The Company remains contingently liable to customers for the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended September 30, 2018, there were no material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1.

Item 1a.    Risk Factors

There have been no material changes in risks previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended September 30, 2018, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				428,295
July 2018	—	$—	—	428,295
August 2018	—	$—	—	428,295
September 2018	—	$—	—	428,295
Total:	—	$—	—	428,295

 For the quarter ended September 30, 2018, the Company purchased no shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  November 7, 2018