Form 10-K
period 2018-12-31
INVESTORS TITLE CO
filed 2019-03-13
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [   ]     No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	X

Non-accelerated filer	Smaller reporting company

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

The aggregate market value of the shares held by non-affiliates of the registrant as of June 30, 2018 was $255,060,702 based on the closing price on the NASDAQ Stock Market LLC.

As of February 18, 2019, there were 1,886,630 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 15, 2019 are incorporated by reference in Part III hereof.

Safe Harbor and Forward-Looking Statements

This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission (“SEC”) and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “should,” “could,” “would” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Without limitation, projected developments in mortgage interest rates and the overall economic environment set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Trends and Recent Conditions” constitute forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. For a description of factors that may cause actual results to differ materially from such forward-looking statements, refer to Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

•	changes in interest rates and real estate values;

•	changes in general economic, business, and political conditions, including the performance of the financial and real estate markets;

•	potential reform of government-sponsored entities;

•
the level of real estate transaction volumes, the level of mortgage origination volumes (including refinancing), the mix of title insurance between markets with varying real estate values, changes to the insurance requirements of the participants in the secondary mortgage market, and the effect of these factors on the demand for title insurance;

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

•
the Company’s reliance upon the North Carolina, Texas and South Carolina markets for a significant portion of its premiums, comprising approximately 40.3%, 18.5% and 10.2% of premiums written, respectively;

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

Insured Risk on Policies in Force. Generally, the amount of the insured risk under a title insurance policy is equal to the purchase price, the loan amount or the fair market value of the insured property. If a claim is made against an insured property’s title, the insurer can choose to pay the cost of eliminating the covered title defects or to defend the insured party against covered title defects affecting the property. In the alternative, the insurer may opt to pay the policy limits to the insured or, if the loss is less than the policy limits, the amount of the insured’s actual loss due to such title defects, at which time the insurer’s duty to defend the claim and all other obligations of the insurer with respect to the claim are satisfied.

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

Title claims can often be complex, vary greatly in dollar amounts, are affected by economic and market conditions and may involve uncertainties as to ultimate exposure. Therefore, reserve estimates are subject to variability. For a more complete description of the Company’s reserve for claims, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

Geographic Operations. ITIC was incorporated in North Carolina in 1972, and is licensed to write title insurance in 44 states and the District of Columbia. ITIC currently writes title insurance as a primary insurer in 22 states and the District of Columbia, primarily located in the eastern half of the United States, and as a reinsurer for NITIC and third-party title insurance companies.

NITIC was incorporated in South Carolina in 1973, and is licensed to write title insurance in 20 states and the District of Columbia. In November 2014, NITIC redomesticated to Texas. NITIC currently writes title insurance as a primary insurer in Texas, and as a reinsurer for ITIC.

Premiums from title insurance written on properties located in North Carolina, Texas and South Carolina represent the largest source of revenue for the title insurance segment. In North Carolina, a majority of the Company’s title insurance commitments and policies are issued through branch offices. In Texas, South Carolina and other states, title policies are primarily issued through issuing agents. For a description of the level of net premiums written geographically for significant states, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

In 1988, the Company established ITEC to provide services in connection with tax-deferred exchanges of like-kind property pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended. ITEC acts as a qualified intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange division, ITEC and ITAC, are pursuant to provisions in the Internal Revenue Code. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange division.

Investors Trust provides investment management and trust services to individuals, companies, banks and trusts.

ITMS offers various consulting and management services to provide clients with the technical expertise to start and successfully operate a title insurance agency.

None of these other lines of business is currently a reportable segment for which separate financial information is presented; instead, they are collectively included and reported in the category “All Other” in the segment information in Note 12 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital, surplus and reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, approving related party transactions, as well as examining and auditing title insurers. At December 31, 2018, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states where they are licensed. A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various state laws to maintain assets of a defined minimum quality and amount.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”), was enacted into law. The new tax legislation, among other changes, reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As required under generally accepted accounting principles, the Company’s deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate income tax rate, and the impact was recognized in the provision for income taxes in the fourth quarter of 2017. The revaluation resulted in a benefit of approximately $5.3 million, or $2.82 per diluted share, for the year ended December 31, 2017.

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

Based on information from Mortgage Daily, published on March 26, 2018 by GlobeNewswire and titled Mortgage Daily 2017 Biggest Lender Ranking, there were five lending institutions that accounted for approximately 29% of all mortgage originations in the United States in 2017. These lending institutions benefit from title insurance policies that are purchased by borrowers on the lending institutions’ behalf as a condition to the making of loans. Refusal by major market lenders to accept our product offerings could have a material adverse effect on the Company.

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in municipal government securities and investment grade corporate fixed maturity securities and equity securities. The Company’s fixed maturity securities are classified as available for sale and carried at fair market value. Equity securities are carried at fair market value. The Company’s investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries. The Company’s investment portfolio is managed internally and via a wholly owned subsidiary. The securities in the Company’s portfolio are subject to economic conditions and normal market risks. Equity securities at December 31, 2018 and 2017 consisted of investments in various industry groups. The Company’s investment portfolio did not include any significant investments in banks, trust or insurance companies at December 31, 2018 or 2017. Short-term investments, which consist primarily of commercial paper, money market instruments and certificates of deposit which have an original maturity of one year or less, are carried at cost, which approximates fair value due to the short duration to maturity. In addition, at December 31, 2018 and 2017, the Company held investments that are accounted for using the equity method (refer to Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).

Refer to Note 3 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for the major categories of investments, scheduled maturities, fair values of investment securities and earnings by category.

ENVIRONMENTAL MATTERS

The title insurance policies ITIC and NITIC currently issue exclude any liability for environmental risks and contamination unless a notice of violation relating to an environmental protection law, ordinance or regulation is recorded prior to the date of such policy or the Company issues a specific policy endorsement providing coverage for environmental liens recorded prior to the date of such policy. The Company has not experienced, and does not anticipate that it or its subsidiaries will incur, any significant expenses related to environmental claims.

In connection with tax-deferred exchanges of like-kind property, ITAC may temporarily hold title to property pursuant to an accommodation titleholder agreement. In order for ITAC to enter into such arrangements, each person or entity for which title is being held must (a) execute an indemnification agreement under which it agrees to indemnify ITAC for any environmental or other claims which may arise as a result of the arrangement, and (b) provide due diligence materials regarding any known environmental issues, in the form of an environmental questionnaire and/or applicable environmental engineering studies, if indicated for review by ITAC, as applicable.

EMPLOYEES

The Company and its subsidiaries had 328 full-time employees and 57 part-time employees as of December 31, 2018. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

ADDITIONAL INFORMATION

The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company’s internet address is www.invtitle.com. The contents of the Company’s website are not and shall not be deemed to be a part of this document or any other SEC filing. The Company makes available free of charge through its internet website its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC, and also makes available the Section 16 reports on Forms 3, 4 and 5 of its insiders no later than the end of the business day following such filings. The information is free of charge and may be reviewed and downloaded from the website at any time. The “Investor Relations” section of the Company’s website also includes its Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating Committees of its Board of Directors.

Executive Officers of the Company
Following is information regarding the executive officers of the Company as of February 22, 2019. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	84	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	56	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	52	Executive Vice President, Secretary and Director
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

Adverse changes in economic conditions, especially those related to real estate activity, may negatively impact the Company’s results of operations and financial condition.

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

Underwriting agents and approved settlement providers, which can include issuing agents and approved attorneys, perform a significant portion of the work necessary to issue the Company’s title insurance policies. These agents and providers operate with a substantial degree of independence from the Company, and while they are subject to certain contractual limitations designed to mitigate the Company’s risk, there is no guarantee that these limitations will eliminate all associated risks. As a result, the Company’s use of title agents and approved providers could result in claims on the Company’s policies and other expenses due to fraud and negligence. Fraud, defalcation, errors and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business. Agents and approved attorneys typically handle large sums of money in trusts pursuant to the closing of real estate transactions. Misappropriation of funds by any of these parties could result in title claims, some of which could be large and have a material negative impact on the Company’s results of operations and financial condition.

The Company relies upon the North Carolina, Texas and South Carolina markets for a significant portion of its premiums. Changes in the economic or regulatory environments in North Carolina, Texas or South Carolina could have an adverse impact on the Company.

North Carolina, Texas and South Carolina are the largest sources of premium revenue for the Company’s title insurance subsidiaries. In 2018, North Carolina, Texas and South Carolina represented 40.3%, 18.5% and 10.2% of total premiums written by the Company, respectively. A decrease in the level of real estate activity in North Carolina, Texas and/or South Carolina, whether driven by weak economic conditions, changes in regulatory environments or other factors that influence demand, could have a negative impact on the Company’s financial results.

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

In addition to federal regulation, title insurance subsidiaries are subject to state regulations. The nature and extent of state regulations, which vary from state to state, typically involve, among other matters, licensing and renewal requirements and trade and marketing practices, including, but not limited to the following:

•	licensing of insurers and agents;
•	capital and surplus requirements;
•	approval, regulation or establishment of premium rates for insurance;
•	limitations on types and amounts of investments;
•	limitations on the size of risks that may be insured by a single company;
•	filing of annual and other reports with respect to financial condition;
•	the amount of dividends and other payments made by insurance subsidiaries;
•	establishing reserves;
•	accounting and financing practices;
•	deposits of securities for the benefit of policyholders;
•	trade and marketing practices;
•	regulation of reinsurance;
•	approval of policy forms; and
•	use of personal information, including cybersecurity regulations.

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

The Company relies on information technology (“IT”) systems for a wide range of activities involved in the delivery of its products and services, including, but not limited to the following:

•	process title insurance applications and policy issuances;
•	perform due diligence on land titles;
•	manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of the Company and its customers;
•	manage billing, collections and payables, including insurance premiums, agent commissions;
•	manage accounting and financial reporting; and
•	manage payroll and human resources information.

The Company’s IT systems may be disrupted or fail, and information stolen or otherwise misappropriated, for a number of reasons, including:

•	hacking, computer viruses, malware, ransomware or other cyberattacks;
•	software “bugs”, hardware defects or human error;
•	natural disasters, like fires; or
•	power loss.

Any of these events could disrupt operations both internally and externally, which may result in the loss of revenues. These events could also result in the unauthorized release of proprietary and/or non-public information, or even defalcation of corporate or client funds.

Like all companies, the Company’s IT systems have been, and likely will continue to be the target of computer viruses, cyberattacks, phishing attacks and other malicious activity. To date, the Company has not experienced a known material breach, however, the occurrence or scope of such events is not always immediately apparent. The Company invests resources in maintaining the security of its systems and adapting to evolving security threats. There is, however, no guarantee that its security measures will be adequate to prevent all cyberattacks. There is similarly no guarantee that the Company’s backup systems or disaster recovery procedures will be adequate to mitigate losses due to IT system disruptions in a timely fashion, and the Company may incur significant expense in correcting IT system emergencies. The Company’s reputation may also be damaged in the event of a serious IT breach or failure. Furthermore, as technology develops, and as cybercriminals become more capable, the difficulty and expense of maintaining IT security and redundancy may increase.

To the extent the Company’s IT systems store non-public personal information, and information about its employees, security breaches may expose the Company to other serious liabilities and reputational harm if such data is misappropriated. Non-public personal information may include, but is not limited to, names, addresses, social security numbers, and banking information.

Furthermore, the Company is required by law and by certain contracts, particularly contracts with financial institutions, to notify various parties, consumers and customers in the event that confidential or personal information may have been or was accessed by unauthorized third parties. Such an event could potentially result in a breach of contract, and any required notifications could result in, among other things, the loss of customers, negative publicity, distraction of management, fines, lawsuits for breach of contract, regulatory inquiries or involvement and a decline in sales.

The Company seeks to mitigate the financial risk associated with unauthorized disclosure of non-public information by maintaining cyber liability insurance coverage. As cybercriminals continue to become more sophisticated, the costs to insure against cyberattacks may rise.

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

The Company derives a substantial portion of its income from its investment portfolio that primarily includes fixed maturity and equity securities. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company’s investment portfolio is subject to risk from changes in general economic conditions, prices of marketable fixed maturity and equity securities, interest rates, liquidity, credit markets, and other external factors. The risk of loss is increased during periods of economic uncertainty and tight credit markets as these factors could limit the ability of some issuers to repay their debt obligations.

Fixed maturity and equity securities are carried at estimated fair value on the Company’s Consolidated Balance Sheets. Changes in the estimated fair value of securities in the Company’s investment portfolio could have a material adverse effect on the Company’s results of operations and financial condition.

Changes in the estimated fair value of fixed maturity securities are recorded as a component of accumulated other comprehensive income. If the carrying value of the Company’s fixed maturity investments exceeds the estimated fair value, and the decline in estimated fair value is deemed to be other-than-temporary, the Company will be required to write down the value of its investments.

Effective January 1, 2018, all changes in the estimated fair value of equity securities are recognized in the Consolidated Statement of Income as a net unrealized gain or loss, without regard as to whether a decline in value is deemed to be temporary or other-than-temporary. The Company’s net income may in turn experience more volatility as changes in fair value will more immediately affect the Consolidated Statement of Income.

A downgrade from a rating agency could result in a loss of underwriting business.

The competitive positions of title insurance companies rely partly on ratings published by independent rating services. Government-sponsored entities and lending institutions utilize these ratings, among other items, to evaluate a title insurer’s strength and stability. The Company’s title insurance subsidiaries are currently rated by A.M. Best Company, Kroll Bond Rating Agency and Demotech, Inc. The ratings issued by independent rating agencies are not credit ratings, but represent the opinion of the individual rating agency regarding the title insurance subsidiaries’ financial strength, operating performance, and ability to meet policyholder obligations. These insurer ratings are subject to periodic review and there can be no assurance that the Company’s insurance subsidiaries will maintain their current respective ratings. A significant downgrade in the ratings of either of the Company’s insurance subsidiaries could negatively impact the ability to compete for new business, retain existing business and maintain the necessary licenses to operate as title insurance companies in various states.

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

The Company may encounter difficulties managing growth, which could adversely affect its operating results.

The Company’s future growth plans involve expansion into new geographic locations and further penetration into established markets through new or existing agents, or through acquisitions. Such growth may subject the Company to associated risks, such as diverting management’s attention, incurring unanticipated liabilities from an acquired business, difficulty integrating an acquired entity, or retaining its employees or customers and realization of synergies. The occurrence of any of these risks may deprive the Company of some or all of the anticipated value of an acquisition or other growth initiatives, resulting in lower returns on investments and result in a negative impact on the Company’s results of operations. These risks could be particularly significant if the Company incurs significant costs in pursuing an acquisition or other initiatives.

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

According to GlobeNewswire, the five largest mortgage lenders accounted for slightly less than 30.0% of all mortgage originations in the United States in 2017. Refusal by major market lenders to accept our product offerings could have a material adverse effect on the Company. Furthermore, government-sponsored entities, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), often require the purchase of title insurance for home loans they securitize. The federal government has had discussions about the possible reform of Fannie Mae and Freddie Mac. Changes to these entities could impact the entire mortgage loan process and as a result, could impact the demand for title insurance. The timing and results of reform are currently unknown; however, changes to these entities could adversely impact the Company and its results of operations.

The Company relies on distributions from its insurance subsidiaries.

The Company is an insurance holding company and it has no substantial operations of its own. Its principal assets are investments in its operating subsidiaries, primarily its insurance subsidiaries. The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans. The Company’s insurance subsidiaries are subject to regulations that limit the amount of dividends, loans or advances they may make to the Company. The restriction on these amounts is based on the amount of the insurance subsidiaries’ unassigned surplus and net income, with certain adjustments. Additionally, these subsidiaries are required to maintain minimum amounts of capital, surplus and reserves. As of December 31, 2018, approximately $81.8 million of consolidated stockholders’ equity represented the net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior approval by the appropriate regulatory body. These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or fund growth opportunities.

Unfavorable economic or other conditions could cause the Company to record impairment charges for all or a portion of its goodwill and other intangible assets.

As a result of acquisition activity, the Company has goodwill and other intangible assets that comprise approximately 4.4% of total assets as of December 31, 2018. Quarterly, the Company performs an impairment analysis that reviews changes in events or circumstances that could lead to the carrying value not being recoverable. Economic downturns or poor performance of the acquisitions could result in the Company recognizing an impairment of a portion or all of the goodwill and intangible assets on the Company’s books and could have a material adverse effect on the Company’s results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
The Company owns two adjacent office buildings and property located on the corner of North Columbia and West Rosemary streets in Chapel Hill, North Carolina, which serve as the Company’s corporate headquarters. The main building contains approximately 23,000 square feet and has on-site parking facilities. The Company’s subsidiaries, principally ITIC and NITIC, lease office space in 37 locations throughout North Carolina, South Carolina, Texas, Michigan and Nebraska. The Company believes that each of the office facilities occupied by the Company and its subsidiaries are in good condition, adequately insured and sufficient for its present operations.

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

Common Stock Data and Dividends

The Common Stock of the Company is traded under the symbol “ITIC” on the NASDAQ Stock Market LLC. The number of record holders of common stock at December 31, 2018 was 245. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories. The following table shows, for the periods indicated, the high and low sales prices of the Company’s Common Stock as reported on the NASDAQ Global Market, and cash dividends declared.

	2018			2017
	High	Low	Dividend Paid	High	Low	Dividend Paid
First Quarter	$221.88	$162.67	$0.40	$163.34	$118.10	$0.20
Second Quarter	$200.50	$163.14	$0.40	$199.75	$153.71	$0.35
Third Quarter	$202.85	$162.03	$0.40	$196.79	$169.25	$0.40
Fourth Quarter	$198.50	$156.00	$11.00	$203.97	$178.50	$2.80
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
For the quarter ended December 31, 2018, the Company purchased no shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000. On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. During the year ended December 31, 2018, the Company purchased a total of 149 shares of the Company’s common stock at an average per share price of $195.87 under the Company’s repurchase plan. As of December 31, 2018, there was authority remaining under the plan to purchase up to an aggregate of 428,295 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Common Stock Performance Graph
Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s common stock to the cumulative return of the NASDAQ Composite Index and a peer group consisting of certain companies in the title insurance industry (SIC Code 6361) for the period commencing December 31, 2013 and ending December 31, 2018. The graph assumes that $100 was invested in the Company’s common stock, the NASDAQ Composite Index and the peer group on December 31, 2013 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

The performance graph above and the related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data, which was derived from our Consolidated Financial Statements. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(in thousands, except per share amounts and percentages)
For the Year	2018	2017	2016	2015	2014
Operating revenues	$152,773	$153,982	$131,142	$120,345	$116,860
Investment-related revenues	3,486	7,645	7,346	6,854	6,253
Total revenues	156,259	161,627	138,488	127,199	123,113
Net income attributable to the Company	21,892	25,707	19,523	12,534	9,649

Per Share Data
Basic earnings per common share	$11.60	$13.63	$10.23	$6.32	$4.75
Weighted average shares outstanding – Basic	1,887	1,886	1,908	1,984	2,032
Diluted earnings per common share	$11.54	$13.56	$10.19	$6.30	$4.74
Weighted average shares outstanding – Diluted	1,897	1,896	1,915	1,990	2,038
Cash dividends per share	$12.20	$3.75	$0.72	$0.40	$0.32

At Year-End
Total assets	$244,268	$248,913	$228,938	$211,522	$198,039
Investments	182,669	186,520	160,854	160,552	159,411
Stockholders’ equity attributable to the Company	175,639	177,836	155,045	142,670	137,564
Book value per share attributable to the Company	93.10	94.29	82.28	73.17	67.99

Performance Ratios
Net income attributable to the Company to:
Average stockholders’ equity attributable to the Company	12.39%	15.44%	13.12%	8.95%	7.27%
Total revenues	14.01%	15.90%	14.10%	9.85%	7.84%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes in this report. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual results may vary.

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 94.7% of the Company’s revenues in 2018. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

The Company’s volume of title insurance premiums is affected by the overall level of residential and commercial real estate activity, which includes property sales, mortgage financing and mortgage refinancing. Real estate activity, home sales and mortgage lending are cyclical in nature. Real estate activity is affected by a number of factors, including the availability of mortgage credit, the cost of real estate, consumer confidence, employment and family income levels, and general United States economic conditions. Interest rate volatility is also an important factor in the level of residential and commercial real estate activity.

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

The Company’s exchange services division, consisting of the operations of ITEC and ITAC, provides customer services in connection with tax-deferred real property exchanges. ITEC acts as a qualified intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange division, ITEC and ITAC, are pursuant to provisions in the Internal Revenue Code. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange division.

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

Regulatory Environment

In efforts to provide transparency, the Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. Since December 2015, the FOMC has voted on several occasions to increase the federal funds rate, most recently at the December 2018 meeting to a target range between 2.25% and 2.50%. Any future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and 2.0% inflation. In light of recent economic and financial developments, the FOMC indicated at the January 2019 meeting that it will be patient as it determines what future adjustments to the target range for the federal funds rate may be appropriate. At the September 2017 meeting, the FOMC announced the reduction of securities held on the Federal Reserve's balance sheet, also known as normalization, which began in October 2017 and continued through 2018.

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

Real Estate Environment

The Mortgage Bankers Association's (“MBA”) January 17, 2019 Mortgage Finance Forecast (“MBA Forecast”) projects 2019 purchase activity to increase 4.0% to $1,232 billion and refinance activity to decrease 16.8% to $381 billion, resulting in a decrease in total mortgage originations of 1.8% to $1,613 billion, all from 2018 levels. In 2018, purchase activity accounted for 72.1% of all mortgage originations and is projected to represent 76.4% of all mortgage originations in 2019.

Overall, during 2018 the economy expanded and there has been a steady reduction in unemployment in recent years. The MBA’s January 2019 Economic and Mortgage Finance Commentary (“MBA Commentary”) predicts that during 2019 housing demand will remain strong, wage growth will continue to increase, home price growth will moderate, and mortgage rates will likely be more stable; providing favorable conditions for growth in the home buying market. The MBA does, however, provide a list of downside risks to this outlook, including slowing global growth, trade wars and a volatile stock market. The MBA Commentary reflects an expectation that the unemployment rate will continue to decrease in 2019, but does anticipate that job growth will slow and that the unemployment rate could rise in subsequent years. The MBA Commentary forecasts moderate growth in home purchase mortgage originations in the coming years, but predicts that overall mortgage originations are expected to decrease as refinance volume continues to decline.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 4.5%, 4.0% and 3.6% for the years ended December 31, 2018, 2017 and 2016, respectively. Per the MBA Forecast, refinancing is expected to be lower in 2019 as mortgage interest rates climb to a projected 4.8% in the fourth quarter of 2019.

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

Reserve for Claim Losses

The Company’s reserve for claims is established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). The total reserve for all losses incurred but unpaid as of December 31, 2018 is represented by the reserve for claims totaling $31.7 million in the accompanying Consolidated Balance Sheets. Of that total, approximately $3.0 million was reserved for specific claims which have been reported to the Company, and approximately $28.7 million was reserved for IBNR claims.

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

The Company assumes the reported liability for known claims and IBNR, in the aggregate, will be comparable to its historical claims experience unless factors, such as loss experience and charged premium rates, change significantly. Also affecting the Company’s assumptions are large losses related to fraud and defalcation, as these can cause significant variances in loss emergence patterns. Management defines a large loss as one where incurred losses exceed $500,000. Due to the small volume of large claims, the long-tail nature of title insurance claims and the inherent uncertainty in loss emergence patterns, large claim activity can vary significantly between policy years. The estimated development of large claims by policy year is therefore subject to significant changes as experience develops. The loss provision rate is set to provide for losses on current year policies and changes in prior year estimates.

Management also considers actuarial analyses in evaluating the claims reserve. The actuarial methods used to evaluate the reserve are loss development methods, Bornhuetter-Ferguson methods and Cape Cod methods, all of which are accepted actuarial methods for estimating ultimate losses and, therefore, loss reserves. In the loss development method, each policy year’s paid or incurred losses are projected to an ultimate level using loss development factors. In the Bornhuetter-Ferguson method, a type of expected loss method, losses for each policy year are estimated based on an expected loss ratio derived directly from a previous estimate of ultimate loss for each policy year plus an additional provision for losses that have not been reported or paid as of the evaluation date. Bornhuetter-Ferguson methods produce more stable ultimate loss estimates than do loss development methods, which are more responsive to the current loss data but can lead to volatile results. The Cape Cod method, a special case of the Bornhuetter-Ferguson method, blends the results of the loss development and expected loss methods. For more recent policy years, the Cape Cod methods give more weight to the results of the expected loss methods; for older policy years, more weight is given to the loss development method results.

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

If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased three loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2018 would be as follows:

(in thousands)
Increase in loss ratio of three percentage points	$3,274
Decrease in loss ratio of three percentage points	$(3,274)

Company management believes that using a sensitivity of three loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the Company’s reserve for claims is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2018. The ultimate settlement of claims will likely vary from the reserve estimates included in the Company’s Consolidated Financial Statements. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a material adverse effect on the Company’s financial position or operating results.

Premiums Written and Commissions to Agents

Generally, title insurance premiums are recognized at the time of settlement of the related real estate transaction, as the earnings process is then considered complete, irrespective of the timing of the issuance of a title insurance policy or commitment. Expenses typically associated with premiums, including agent commissions, premium taxes, and a provision for future claims are recognized concurrent with recognition of related premium revenue.

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

Quarterly, the Company evaluates the collectability of receivables. Premiums not collected within seven months are fully reserved. Write-offs of receivables have not been material to the Company.

Valuation and Impairment of Investments in Securities

Investments in Fixed Maturity Securities – Fixed maturity securities are classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax and adjusted for other-than-temporary declines in fair value, and reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Realized gains and losses are determined on the specific identification method. Refer to Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about the Company’s investments in fixed maturity securities.

Investments in Equity Securities – Equity securities represent ownership interests held by the Company in entities for investment purposes.  Prior to January 1, 2018, these equity securities were classified as available-for-sale and were carried at fair value on the Company’s Consolidated Balance Sheets.  Unrealized holding gains and losses from changes in the fair values of available-for-sale equity securities were reported in accumulated other comprehensive income.  Effective January 1, 2018, unrealized holding gains and losses are reported in the Consolidated Statements of Income as a net unrealized gain or loss on equity securities.  As a result, other-than-temporary impairments will no longer be considered for equity securities.  Realized investment gains and losses from sales are recorded on the trade date and are determined using the specific identification method. Refer to Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about the Company’s investments in equity securities.

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

Securities are regularly evaluated and reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in estimated fair value is other-than-temporary. When, in the opinion of management, a decline in the estimated fair value of an investment is considered to be other-than-temporary, such investment is written down to its estimated fair value. Some factors considered in evaluating whether or not a decline in estimated fair value is other-than-temporary include, but are not limited to:

•	the duration and extent to which the fair value has been less than cost;

•	whether the Company’s ability and intent to retain the investment for a period of time is sufficient to allow for a recovery in value; and

•	whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery in value.

These factors are reviewed quarterly and any material degradation in the prospect for recovery will be considered in the other-than-temporary impairment analysis. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. The fair values of the majority of the Company’s investments are based on quoted market prices from independent pricing services. Refer to Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about the Company’s valuation techniques.

Deferred Taxes

The Company recorded net deferred tax liabilities at December 31, 2018 and 2017. The deferred tax liabilities recorded during both periods primarily relate to net unrealized gains on investments, the recorded reserve for claims, net of statutory premium reserves, the excess of tax over book depreciation and intangible assets. Refer to Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the Company’s deferred taxes.

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

Results of Operations
The following table presents certain income statement data for the years ended December 31, 2018, 2017 and 2016:

For the Years Ended December 31, (in thousands)	2018	2017	2016
Revenues:
Net premiums written	$138,125	$140,502	$122,522
Escrow and other title-related fees	7,096	6,892	2,532
Non-title services	7,082	6,128	5,651
Interest and dividends	4,619	4,445	4,684
Other investment income	3,107	2,159	1,894
Net realized (loss) gain on investments	(110)	1,041	768
Net unrealized loss on equity investments	(4,130)	—	—
Other	470	460	437
Total Revenues	156,259	161,627	138,488

Operating Expenses:
Commissions to agents	65,775	68,643	63,643
(Benefit) provision for claims	(332)	3,311	243
Personnel expenses	43,552	39,937	31,479
Office and technology expenses	8,813	8,172	6,446
Other expenses	11,382	11,293	8,546
Total Operating Expenses	129,190	131,356	110,357

Income before Income Taxes	27,069	30,271	28,131

Provision for Income Taxes	5,210	4,570	8,616

Net Income Attributable to the Company	$21,892	$25,707	$19,523

Insurance Revenues
Insurance revenues include net premiums written and other title-related income that includes escrow and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below. The following is a summary of the Company’s total revenue broken out between the title insurance segment and all other revenues with intersegment eliminations netted with each segment; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

(in thousands, except percentages)	2018	%	2017	%	2016	%
Title Insurance	$147,980	94.7%	$154,524	95.6%	$131,989	95.3%
All Other	8,279	5.3%	7,103	4.4%	6,499	4.7%
Total	$156,259	100.0%	$161,627	100.0%	$138,488	100.0%
Net Premiums Written
Net premiums written decreased 1.7% in 2018 to $138.1 million, compared with $140.5 million in 2017, and increased 14.7% in 2017, compared with $122.5 million in 2016. The decrease in 2018 compared with 2017 was primarily due to a decline in refinance activity, partially offset by an increase in purchase activity and higher real estate values. The increase in 2017 compared with 2016 was primarily due to higher levels of home sales in our core markets, a continuation of the multi-year trend of increases in the underlying values of real estate, and business from newly-signed agents, partially offset by a decrease in the level of refinance activity.
Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of premiums generated by branch and agency operations for the years ended December 31:

(in thousands, except percentages)	2018	%	2017	%	2016	%
Home and Branch	$41,305	29.9%	$40,405	28.8%	$33,664	27.5%
Agency	96,820	70.1%	100,097	71.2%	88,858	72.5%
Total	$138,125	100.0%	$140,502	100.0%	$122,522	100.0%
Home and Branch Office Net Premiums: In the Company’s home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 2.2% in 2018 to $41.3 million, compared with $40.4 million in 2017, and increased 20.0% in 2017, compared with $33.7 million in 2016. The increase in net premiums written from home and branch operations for 2018 was primarily due to an increase in purchase activity and higher real estate values, partially offset by a decline in refinance activity that has occurred over the past year. The increase in net premiums written from home and branch operations for 2017 compared with 2016 was primarily the result of higher levels of home sales, increases in the values of real estate and a full year of revised premium rates filed in North Carolina as 2016 only included 9 months of the revised rate.
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
Agency net premiums written decreased 3.3% in 2018 to $96.8 million, compared with $100.1 million in 2017, and increased 12.6% in 2017, compared with $88.9 million in 2016. The decrease in 2018 compared with 2017 was primarily the result of lower levels of refinance activity following recent increases in mortgage interest rates. The increase in 2017 compared with 2016 was primarily attributable to the addition of new title insurance agents in the Company's Texas and southeast markets, higher levels of real estate activity from existing agents and overall higher home prices, partially offset by lower refinance activity.

Following is a schedule of net premiums written in select states in which the Company’s two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

State (in thousands)	2018	2017	2016
North Carolina	$55,772	$53,169	$42,909
Texas	25,574	26,546	24,162
South Carolina	14,172	14,732	12,606
Georgia	13,592	13,166	11,342
Virginia	5,849	6,227	6,306
All Others	23,489	26,923	25,321
Premiums Written	138,448	140,763	122,646
Reinsurance Assumed	4	3	17
Reinsurance Ceded	(327)	(264)	(141)
Net Premiums Written	$138,125	$140,502	$122,522
Escrow and Other Title-Related Fees
Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. In 2018, escrow and other title-related fee revenue increased 3.0% to $7.1 million, compared with $6.9 million in 2017, primarily due to an increase in fee income, partially offset by a decline in commission income. In 2017, escrow and other title-related fees increased 172.2% to $6.9 million, from $2.5 million in 2016, primarily due to commission income associated with the acquisition of a title agency in late 2016 and an increase in title fees. Escrow and other title-related fees typically trend in conjunction with premiums written.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues increased 15.6% in 2018 to $7.1 million, compared with $6.1 million in 2017, and increased 8.4% in 2017, compared with $5.7 million in 2016. The increase in 2018 compared with 2017 related to increases in all major components of non-title services, particularly exchange services revenue. The increase in 2017 compared with 2016 primarily related to an increase in agency management services, partially offset by a decrease in exchange services revenue.

Investment Related Revenues
Investment related revenues include interest and dividends, other investment income, the net realized (loss) gain on investments and the net unrealized loss on equity investments.

Interest and Dividends
The Company derives a substantial portion of its income from investments in fixed maturity securities, which are primarily municipal and corporate fixed maturity securities, and equity securities. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. Fixed maturity securities totaling approximately $6.7 million and $7.1 million at December 31, 2018 and 2017, respectively, were deposited with the insurance departments of the states in which business is conducted.

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

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals. The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future. Securities purchased may include a combination of taxable or tax-exempt fixed maturity securities and equity securities. The Company also invests in short-term investments that include commercial paper and money-market funds. The Company strives to maintain a high quality investment portfolio. Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

Interest and dividends were $4.6 million in 2018, compared with $4.4 million in 2017 and $4.7 million in 2016. The increase in 2018 compared with 2017 was primarily due to an increase in dividends received from equity securities due to a higher portfolio balance. The decrease in investment income in 2017 compared with 2016 was primarily due to a decline in interest received from a lower average level of investments in fixed income securities, partially offset by an increase in dividends from equity securities due to a higher equity portfolio balance. Refer to Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized costs, estimated fair values of investment securities and earnings by security category.

Other Investment Income

Other investment income consists primarily of income related to investments in unconsolidated affiliates, typically structured as limited liability companies ("LLC's"), accounted for under either the equity method of accounting or the measurement alternative for investments that do not have readily determinable fair values. The measurement alternative method requires investments without readily determinable fair values to be recorded at cost, less impairments, and plus or minus any changes resulting from observable price changes. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair values of these investments and makes any necessary adjustments.

Other investment income was $3.1 million in 2018, compared with $2.2 million in 2017 and $1.9 million in 2016. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and or distributions received.

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
The net realized (loss) gain on investments was $(110) thousand for 2018, compared with $1.0 million for 2017 and $768 thousand for 2016. The net realized (loss) gain on investments included impairment charges of $208 thousand and $234 thousand, on certain investments and other assets that were deemed to be other-than-temporarily impaired in 2017 and 2016, respectively, offset by a net realized gain on the sales of investments and other assets of $1.2 million and $1.0 million in 2017, and 2016, respectively. There were no impairments recorded in 2018. Management believes unrealized losses on remaining fixed income and equity securities at December 31, 2018 are temporary in nature.
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

Net Unrealized Loss on Equity Investments

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

The net unrealized loss on equity securities was $4.1 million in 2018. Most major financial indexes declined from January 1, 2018 to December 31, 2018.

Other Revenues
Other revenues primarily include state tax credit income, gains and losses on the disposal of fixed assets and miscellaneous revenues. Other revenues were $470 thousand in 2018, compared with $460 thousand for 2017, and $437 thousand for 2016.

Expenses
The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the (benefit) provision for claims. Operating expenses decreased 1.6% in 2018, compared with 2017, primarily due to decreases in the (benefit) provision for claims and commissions to agents, partially offset by increases in personnel, office and technology, and other expenses. Operating expenses increased 19.0% in 2017 compared with 2016 due to increases in all major expense categories.
Following is a summary of the Company’s operating expenses for 2018, 2017 and 2016. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

(in thousands, except percentages)	2018	%	2017	%	2016	%
Title Insurance	$120,875	93.6%	$123,536	94.0%	$103,824	94.1%
All Other	8,315	6.4%	7,820	6.0%	6,533	5.9%
Total	$129,190	100.0%	$131,356	100.0%	$110,357	100.0%
On a combined basis, the after-tax profit margins were 14.0%, 15.9% and 14.1% in 2018, 2017 and 2016, respectively. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.
Total Company
Personnel Expenses:  Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $43.6 million, $39.9 million and $31.5 million for 2018, 2017 and 2016, respectively. Personnel expenses increased by approximately 9.1% in 2018 from 2017 and 26.9% in 2017 from 2016. The increase in 2018 compared with 2017 primarily related to higher staffing levels related to the support of growth and technology initiatives, and due to normal inflationary increases in salaries and benefits. The increase in 2017 compared with 2016 was primarily related to increases in salaries, benefits and payroll expenses associated with the acquisition of a title agency that was acquired in the fourth quarter of 2016 and other staffing and inflationary increases. On a consolidated personnel expenses as a percentage of total revenues were 27.9%, 24.7%, and 22.7% in 2018, 2017 and 2016, respectively.
Office and Technology Expenses: Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expenses, telecommunications expenses, and business insurance. Office and technology expenses were $8.8 million, $8.2 million and $6.4 million for 2018, 2017 and 2016, respectively. The increase in office and technology expenses in 2018 and 2017 compared with their respective prior years was primarily related to increases in software, hardware equipment, depreciation and increased facilities expenses.
Other Expenses: Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $11.4 million, $11.3 million and $8.5 million for 2018, 2017 and 2016, respectively. In 2018, there were marginal increases, compared with 2017, in several miscellaneous expense categories, partially offset by decline in the amortization of intangible assets. The increase in 2017, compared with 2016, primarily related to increases in premium-related taxes and licensing, title and service fees associated with higher premium volume and increased intangible asset amortization.
Title Insurance
After-Tax Profit Margin: The Company’s title insurance after-tax profit margin varies according to a number of factors, including the volume and type of real estate activity. After-tax profit margins for the title insurance segment were 14.9%, 16.9% and 15.0% in 2018, 2017 and 2016, respectively. The decrease in after-tax margin in 2018, compared with 2017, was primarily related to a decrease in revenues from the unrealized loss on equity investments and slightly lower premiums, partially offset by a decrease in commissions to agents and a benefit for claims. The increase in after-tax profit margin in 2017, compared with 2016, was primarily related to an increase in operating revenues and a lower provision for taxes, partially offset by increases in personnel expenses, commissions to agents and the provision for claims.
Commissions to Agents: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. In 2018, commissions to agents decreased 4.2% to $65.8 million, compared with $68.6 million in 2017, and increased 7.9% in 2017, compared with $63.6 million in 2016. Commission expense as a percentage of net premiums written by agents was 67.9%, 68.6% and 71.6% in 2018, 2017 and 2016, respectively. Commission expense for 2018 and 2017, when compared to the respective prior year periods, moved commensurate with agent net premiums written. Commissions expense as a percentage of net premiums written decreased in 2018, compared with 2017, primarily due to changes in geographic mix. Commissions expense as a percentage of net premiums written decreased in 2017, compared with 2016, primarily due to the elimination of intercompany commissions for affiliated agents upon consolidation. Commission rates vary by market due to local practice, competition and state regulations.

(Benefit) Provision for Claims: The (benefit) provision for claims as a percentage of net premiums written was (0.2)%, 2.4% and 0.2% in 2018, 2017 and 2016, respectively. A benefit for claims was recorded in 2018 primarily due to favorable loss experience. The increase in the provision for claims as a percentage of net premiums written in 2017, compared with 2016, primarily related to higher levels of favorable loss development in 2016.
The decrease in the loss provision rate in 2018, from the 2017 level, resulted in approximately $3.6 million less in reserves than would have been recorded at the higher 2017 level. Loss provision ratios are subject to variability and are reviewed and adjusted as experience develops.
Title claims are typically reported and paid within the first several years of policy issuance. The (benefit) provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $2.7 million, $3.8 million and $2.7 million in 2018, 2017 and 2016, respectively.
Reserve for Claims: At December 31, 2018, the total reserve for claims was $31.7 million. Of that total, approximately $3.0 million was reserved for specific claims, and approximately $28.7 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.
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
Income Taxes
On December 22, 2017, the TCJA, was enacted into law. The new tax legislation, among other changes, reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As required under generally accepted accounting principles, the Company’s deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate income tax rate, and the impact was recognized in the provision for income taxes in the fourth quarter of 2017. The revaluation resulted in a benefit of approximately $5.3 million recorded for the year ended December 31, 2017.

The provision for income taxes was $5.2 million, $4.6 million and $8.6 million for 2018, 2017 and 2016, respectively. Income tax expense as a percentage of earnings before income taxes was 19.2%, 15.1% and 30.6% for 2018, 2017 and 2016, respectively. The U.S. federal statutory tax rate was 21% for 2018 and 35% for 2017 and 2016. The effective income tax rates for 2018 and 2016 were below their respective federal statutory rates primarily due to the effect of tax-exempt income. The effective income tax rate for 2017 was below the federal statutory tax rate primarily due to the revaluation of deferred tax assets and liabilities, as well as tax-exempt income. Tax-exempt income lowers the effective rate.
The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through December 31, 2018 will be realized. However, this judgment could be impacted by further market fluctuations. Information regarding the components of income tax expense and the items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the accompanying Consolidated Financial Statements.

Liquidity and Capital Resources
The Company’s current cash requirements include general operating expenses (including the payment of title claims), income taxes, capital expenditures, dividends on its common stock, and repurchases of its common stock. Cash flows from operations have historically been the primary source of financing for expanding operations, whether through organic growth or outside investments.
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

Cash Flows: Net cash flows provided by operating activities were $24.4 million, $19.9 million and $22.6 million for 2018, 2017 and 2016, respectively. Cash flows from operating activities increased in 2018 from 2017 primarily due to the timing of tax payments and a net unrealized loss on equity securities, partially offset by a lower net income and a benefit for claims. Cash flows from operating activities decreased in 2017 from 2016 primarily due to a benefit in deferred income taxes, and changes in other assets and the timing of tax payments, partially offset by increases in net income and the provision for claims.
Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. In 2018, the Company had higher levels of proceeds received from investments, investment purchase activity and dividends paid compared with 2017. In 2017, the Company had higher levels of investment purchase activity, proceeds received from investments, and dividends paid and lower levels of subsidiary purchases and repurchases of common stock compared with 2016. In the fourth quarters of 2018 and 2017, the Company paid special cash dividends in the amounts of $10.60 and $2.40 per share, respectively, in addition to regular cash dividends. Total dividends paid per share were $12.20, $3.75 and $0.72 in 2018, 2017 and 2016, respectively.
The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments, and other readily marketable securities. As of December 31, 2018, the Company held cash and cash equivalents of $18.7 million, short-term investments of $32.8 million, available-for-sale fixed maturity securities of $89.0 million and equity securities of $48.5 million. The net effect of all activities on total cash and cash equivalents was a decrease of $1.5 million for 2018, a decrease of $7.7 million for 2017, and an increase of $6.1 million for 2016.
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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of December 31, 2018, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

As of December 31, 2018, approximately $81.8 million of the consolidated stockholders’ equity represented net assets of the Company’s subsidiaries that are restricted by regulation from being transferred in the form of dividends, loans or advances to the parent company without prior approval from the respective state insurance department. The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s current operating needs.
During 2019, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $45.4 million.
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

A strong financial position provides the necessary flexibility to fund potential acquisition activity, to invest in the Company's core business, and to minimize the financial impact of potential adverse developments. Adverse developments that generally require additional capital include adverse financial results, changes in statutory accounting requirements by regulators, reserve charges, investment losses or costs incurred to adapt to a changing regulatory environment, including costs related to CFPB regulation of the real estate industry.

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
Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased. Pursuant to the Company’s ongoing purchase program, the Company purchased 149 shares in the twelve months ended December 31, 2018, 1,333 shares in the twelve months ended December 31, 2017, and 66,803 shares in the twelve months ended December 31, 2016 at average per share prices of $195.87, $183.67 and $93.10, respectively. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.
Capital Expenditures: Capital expenditures were approximately $1.9 million, $2.9 million and $2.5 million during 2018, 2017 and 2016, respectively. The Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $31.6 million and $20.9 million as of December 31, 2018 and 2017, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $308.7 million and $185.0 million as of December 31, 2018 and 2017, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

External assets under management of Investors Trust Company totaled approximately $474.4 million and $490.0 million for the years ended December 31, 2018 and 2017, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.

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

The following table summarizes the Company’s future estimated cash payments under existing contractual obligations at December 31, 2018, including, payments due by period:

		Payments due by period
Contractual Obligations Including Off-Balance Sheet Arrangements (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reserve for claims	$31,729	$5,426	$8,757	$5,997	$11,549
Obligations under executive employment plans and agreements	11,399	119	29	55	11,196
Operating lease obligations	4,007	1,181	1,847	813	166
Other obligations	2,500	1,341	706	453	—
Total	$49,635	$8,067	$11,339	$7,318	$22,911
As of December 31, 2018, the Company had a claims reserve totaling $31.7 million. The amounts and timing of these obligations are estimated and not set contractually. Nonetheless, based on historical insurance claims experience, the Company anticipates the payments shown in the Contractual Obligations table. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

Recently Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 is intended to help organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the TCJA. Under the ASU, entities have the option to reclassify tax effects from the TCJA within other comprehensive income to retained earnings in each period in which the effect of the change in the federal corporate tax rate under the TCJA is recorded. The update is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this update on January 1, 2018 by means of a $3.1 million cumulative-effect reclassification between retained earnings and accumulated other comprehensive income. The update had no material impact on the Company's financial position and results of operations.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715). This update requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost (the "other components") and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The update was effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this update on January 1, 2018 with no material impact on the Company’s financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 updated guidance to enhance the reporting model for financial instruments. Among the main principles of the guidance applicable to the Company are provisions to: (1) require equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, noting that when a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost; (4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require separate presentation of financial assets and financial liabilities by measuring category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and (6) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The update was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this update on January 1, 2018 by means of a $16.8 million cumulative-effect reclassification of the net unrealized gain related to equity securities from accumulated other comprehensive income to retained earnings. The amendments relating to equity securities without readily determinable fair values were applied prospectively to equity investments that existed as of the date of adoption. As a result, the Company recognized a $4.1 million net unrealized loss on equity investments in the Consolidated Statements of Income as of December 31, 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. As the ASU does not apply to the Company's core title insurance business, its potential effect is limited to the Company's other lines of business. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update originally became effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 updated guidance to defer the effective date of the standard by one year. The Company adopted this update using the modified retrospective transition approach on January 1, 2018 with no impact on the Company's financial position and results of operations. Refer to Note 19 for further information regarding the Company's revenue from contracts with customers.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update broadens the information that an entity must consider in developing its expected credit loss estimates, and is meant to better reflect an entity’s current estimate of all expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact. Currently, the Company's potential credit losses under this accounting standard relate to fixed maturity securities. The Company does not believe that the risk of credit losses, based on current fixed maturity securities holdings, is material to the Company's financial statements as a whole. Refer to Note 3 for further information about the Company's investments.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 updated guidance to improve financial reporting for leasing transactions. The core principle of the guidance is that lessees will be required to recognize assets and liabilities on the balance sheet for all leases with terms of more than twelve months. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from current GAAP, with some targeted improvements. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, both lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted for all entities upon issuance. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations. The adoption of the new guidance is expected to increase assets and liabilities on the Company’s consolidated balance sheets by approximately $3.0 million, and will likely have an insignificant impact on the Company’s consolidated statements of income. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this update provide entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the amendments in this update provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component similar to the expedient provided to lessees. The Company is not planning to adopt the optional transition method under ASU 2018-11.

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
There were no material changes in the Company’s market risk or market strategy during the year ended December 31, 2018.
Credit Risk
Credit risk is the risk that the Company will incur economic losses due to an issuer’s inability to repay a contractual obligation. The Company’s investment portfolio, primarily municipal and corporate fixed maturity securities, and to a lesser extent, equity securities, is subject to credit risk. The Company mitigates this risk by actively monitoring changes in credit ratings, security pricing and financial reports.
The Company’s average credit quality for fixed maturity securities is A+, determined by using the lower rating reported by the credit reporting agencies.
Interest Rate Risk
Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the Company’s investments in interest-sensitive fixed maturity securities. These securities are primarily fixed-rate municipal and corporate fixed maturity securities. The Company typically does not purchase such securities for trading purposes. At December 31, 2018, the Company had approximately $89.0 million in fixed maturity securities. The Company manages the interest rate risk inherent in its assets by monitoring its liquidity needs and by targeting a specific range for the portfolio’s duration or weighted average maturity.
To determine the potential effect of interest rate risk on interest-sensitive assets, the Company calculates the effect of a 100 basis point shock in prevailing interest rates (“rate shock”) on the fair market value of these securities considering stated interest rates and time to maturity. Based upon the information and assumptions the Company uses in its calculation, management estimates that a 100 basis point increase in prevailing interest rates would decrease the net fair market value of its fixed-rate debt securities by approximately $3.8 million. The selection of a 100 basis point increase in prevailing interest rates should not be construed as a prediction by the Company’s management of future market events, but rather, to illustrate the potential impact of such an event. To the extent that actual results differ from the assumptions utilized, the Company’s rate shock measures could be significantly impacted. Additionally, the Company’s calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of nonparallel changes in the term structure of interest rates and/or large changes in interest rates.
Equity Price Risk
 The Company also holds investments in marketable equity securities, which exposes it to market volatility, as discussed in Note 3 to the accompanying Consolidated Financial Statements. The sensitivity analysis presented does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions the Company may take to mitigate its exposure. Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular common stock or stock index. The Company had approximately $48.5 million in equity securities at December 31, 2018. Equity price risk is addressed in part by varying the specific allocation of equity investments over time pursuant to management’s assessment of market and business conditions and ongoing liquidity needs analysis. The Company’s equity exposure is a decline in market prices. Based upon the information and assumptions the Company used in its calculation, management estimates that an immediate decrease in market prices of 10% would decrease the net fair value of the Company’s assets identified above by approximately $4.9 million at December 31, 2018.
The selection of a 10% immediate decrease should not be construed as a prediction by the Company’s management of future market events, but rather, to illustrate the potential impact of such an event. The Company’s exposure will change as a result of changes in its mix of common stocks. Since this calculation is based on historical performance, projecting future price volatility using this method involves an inherent assumption that historical volatility and correlation relationships will remain stable. Therefore, the results may not reflect the Company’s actual experience if future volatility and correlation relationships differ from such historical relationships.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement schedules meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

Selected Quarterly Financial Data (unaudited)

2018 (in thousands)	March 31	June 30	September 30	December 31
Net premiums written	$29,559	$35,142	$39,422	$34,002
Net income	4,173	6,920	10,633	133
Net income attributable to the Company	4,176	6,947	10,634	135
Basic earnings per common share	2.21	3.68	5.64	0.07
Diluted earnings per common share	2.20	3.66	5.61	0.07

2017 (in thousands)	March 31	June 30	September 30	December 31
Net premiums written	$32,738	$34,672	$37,428	$35,664
Net income	4,466	5,674	5,927	9,634
Net income attributable to the Company	4,476	5,675	5,927	9,629
Basic earnings per common share	2.37	3.01	3.14	5.11
Diluted earnings per common share	2.36	2.99	3.13	5.08

2016 (in thousands)	March 31	June 30	September 30	December 31
Net premiums written	$21,785	$30,163	$36,837	$33,737
Net income	1,804	4,530	8,129	5,052
Net income attributable to the Company	1,814	4,529	8,127	5,053
Basic earnings per common share	0.94	2.36	4.30	2.68
Diluted earnings per common share	0.93	2.35	4.29	2.67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Investors Title Company
Chapel Hill, North Carolina

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Investors Title Company and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related consolidated notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain equity investments as of January 1, 2018 due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

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
March 12, 2019

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Investors Title Company
Chapel Hill, North Carolina

Opinion on Internal Control Over Financial Reporting
We have audited Investors Title Company and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and our report dated March 12, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

Board of Directors and Stockholders
Investors Title Company
March 12, 2019

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

/S/ DIXON HUGHES GOODMAN, LLP

High Point, North Carolina
March 12, 2019

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
(in thousands)

As of December 31,	2018	2017
Assets
Cash and cash equivalents	$18,694	$20,214
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: December 31, 2018: $87,714; December 31, 2017: $100,314)	88,957	103,341
Equity securities, at fair value (cost: December 31, 2018: $31,255; December 31, 2017: $26,003)	48,489	47,367
Short-term investments	32,787	23,780
Other investments	12,436	12,032
Total investments	182,669	186,520

Premium and fees receivable	12,128	10,031
Accrued interest and dividends	946	1,100
Prepaid expenses and other receivables	7,288	7,730
Property, net	10,304	10,173
Goodwill and other intangible assets, net	10,780	11,357
Other assets	1,459	1,403
Current income taxes receivable	—	385
Total Assets	$244,268	$248,913

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$31,729	$34,801
Accounts payable and accrued liabilities	27,735	27,565
Current income taxes payable	4,981	—
Deferred income taxes, net	4,184	8,626
Total liabilities	68,629	70,992

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,887 and 1,886 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	174,690	161,891
Accumulated other comprehensive income	949	15,945
Total stockholders’ equity attributable to the Company	175,639	177,836
Noncontrolling interests	—	85
Total stockholders’ equity	175,639	177,921
Total Liabilities and Stockholders’ Equity	$244,268	$248,913

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share amounts)

For the Years Ended December 31,	2018	2017	2016
Revenues:
Net premiums written	$138,125	$140,502	$122,522
Escrow and other title-related fees	7,096	6,892	2,532
Non-title services	7,082	6,128	5,651
Interest and dividends	4,619	4,445	4,684
Other investment income	3,107	2,159	1,894
Net realized (loss) gain on investments	(110)	1,041	768
Net unrealized loss on equity investments	(4,130)	—	—
Other	470	460	437
Total Revenues	156,259	161,627	138,488

Operating Expenses:
Commissions to agents	65,775	68,643	63,643
(Benefit) provision for claims	(332)	3,311	243
Personnel expenses	43,552	39,937	31,479
Office and technology expenses	8,813	8,172	6,446
Other expenses	11,382	11,293	8,546
Total Operating Expenses	129,190	131,356	110,357

Income before Income Taxes	27,069	30,271	28,131

Provision for Income Taxes	5,210	4,570	8,616

Net Income	21,859	25,701	19,515

Net Loss Attributable to Noncontrolling Interests	33	6	8

Net Income Attributable to the Company	$21,892	$25,707	$19,523

Basic Earnings per Common Share	$11.60	$13.63	$10.23

Weighted Average Shares Outstanding – Basic	1,887	1,886	1,908

Diluted Earnings per Common Share	$11.54	$13.56	$10.19

Weighted Average Shares Outstanding – Diluted	1,897	1,896	1,915

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

For the Years Ended December 31,	2018	2017	2016
Net income	$21,859	$25,701	$19,515
Other comprehensive (loss) income, before tax:
Amortization of unrecognized loss	—	9	9
Accumulated postretirement expense (benefit) obligation adjustment	46	70	(1)
Unrealized (losses) gains on investments arising during the period	(1,900)	7,478	1,146
Reclassification adjustment for sale of securities included in net income	117	(1,227)	(973)
Reclassification adjustment for write-down of securities included in net income	—	26	234
Other comprehensive (loss) income, before tax	(1,737)	6,356	415
Income tax expense related to postretirement health benefits	9	27	3
Income tax (benefit) expense related to unrealized (losses) gains on investments arising during the year	(401)	2,556	388
Income tax expense (benefit) related to reclassification adjustment for sale of securities included in net income	24	(419)	(334)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	—	8	80
Net income tax (benefit) expense on other comprehensive (loss) income	(368)	2,172	137
Other comprehensive (loss) income	(1,369)	4,184	278
Comprehensive Income	$20,490	$29,885	$19,793
Comprehensive loss attributable to noncontrolling interests	33	6	8
Comprehensive Income Attributable to the Company	$20,523	$29,891	$19,801

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2016	1,950	$—	$131,187	$11,483	$107	$142,777
Net income attributable to the Company			19,523			19,523
Dividends paid ($0.72 per share)			(1,370)			(1,370)
Repurchases of common stock	(67)		(6,220)			(6,220)
Exercise of stock appreciation rights	1		—			—
Share-based compensation expense related to stock appreciation rights			132			132
Amortization related to postretirement health benefits				5		5
Net unrealized gain on investments				273		273
Purchase of noncontrolling interest of subsidiary					(8)	(8)
Net loss attributable to noncontrolling interests					(8)	(8)
Income tax benefit from share-based compensation			32			32
Balance, December 31, 2016	1,884	$—	$143,284	$11,761	$91	$155,136
Net income attributable to the Company			25,707			25,707
Dividends paid ($3.75 per share)			(7,073)			(7,073)
Repurchases of common stock	(1)		(246)			(246)
Exercise of stock appreciation rights	3		—			—
Share-based compensation expense related to stock appreciation rights			219			219
Amortization related to postretirement health benefits				6		6
Accumulated postretirement benefit obligation adjustment				46		46
Net unrealized gain on investments				4,132		4,132
Net loss attributable to noncontrolling interests					(6)	(6)
Balance, December 31, 2017	1,886	$—	$161,891	$15,945	$85	$177,921
Net income attributable to the Company			21,892			21,892
Dividends paid ($12.20 per share)			(23,017)			(23,017)
Repurchases of common stock	—		(29)			(29)
Exercise of stock appreciation rights	1		(1)			(1)
Share-based compensation expense related to stock appreciation rights			327			327
Cumulative-effect adjustment for adoption of new accounting standards			13,627	(13,627)		—
Net unrealized loss on investments				(1,406)		(1,406)
Accumulated postretirement benefit obligation adjustment				37		37
Distribution of equity to noncontrolling interest					(52)	(52)
Net loss attributable to noncontrolling interests					(33)	(33)
Balance, December 31, 2018	1,887	$—	$174,690	$949	$—	$175,639

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

For the Years Ended December 31,	2018	2017	2016
Operating Activities
Net income	$21,859	$25,701	$19,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,657	1,435	1,307
Amortization of investments, net	748	788	771
Amortization of other intangible assets, net	577	917	214
Amortization related to postretirement benefits obligation	—	9	9
Share-based compensation expense related to stock appreciation rights	327	219	132
Net loss (gain) on disposals of property	12	(23)	(12)
Net realized loss (gain) on securities	117	(1,201)	(739)
Net realized gains on other investments	(7)	(22)	(29)
Net realized loss on impairments of other assets and other investments	—	182	—
Net unrealized loss on equity securities	4,130	—	—
Net earnings from other investments	(1,913)	(1,673)	(1,750)
(Benefit) provision for claims	(332)	3,311	243
(Benefit) provision for deferred income taxes	(4,074)	(4,664)	2,790
Changes in assets and liabilities:
Increase in receivables	(2,097)	(1,505)	(261)
Decrease in other assets	540	388	2,631
Decrease (increase) in current income taxes receivable	385	(385)	—
Increase (decrease) in accounts payable and accrued liabilities	216	1,463	(582)
Increase (decrease) in current income taxes payable	4,981	(1,232)	1,054
Payments of claims, net of recoveries	(2,740)	(3,815)	(2,726)
Net cash provided by operating activities	24,386	19,893	22,567

Investing Activities
Purchases of fixed maturity securities	—	(18,420)	(15,737)
Purchase of equity securities	(13,954)	(4,646)	(3,688)
Purchases of short-term investments	(94,781)	(26,414)	(1,775)
Purchases of other investments	(1,544)	(1,873)	(2,744)
Investment in subsidiary	—	—	(9)
Proceeds from sales and maturities of fixed maturity securities	11,520	17,445	17,011
Proceeds from the sale of equity securities	8,585	4,682	3,247
Proceeds from sales and maturities of short-term investments	86,105	9,228	2,082
Proceeds from sales and distributions of other investments	3,055	2,696	3,437
Proceeds from sales of other assets	7	22	18
Purchase of subsidiary, net of cash received	—	(175)	(8,316)
Purchases of property, equipment and software	(1,859)	(2,884)	(2,457)
Proceeds from disposals of property	59	51	92
Net cash used in investing activities	(2,807)	(20,288)	(8,839)

Consolidated Statements of Cash Flows, continued
	2018	2017	2016

Financing Activities
Repurchases of common stock	(29)	(246)	(6,220)
Exercise of stock appreciation rights	(1)	—	—
Proceeds from note payable	—	—	6,000
Payments on note payable	—	—	(6,000)
Distribution of equity for noncontrolling interest	(52)	—	—
Dividends paid	(23,017)	(7,073)	(1,370)
Net cash used in financing activities	(23,099)	(7,319)	(7,590)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,520)	(7,714)	6,138
Cash and Cash Equivalents, Beginning of Period	20,214	27,928	21,790
Cash and Cash Equivalents, End of Period	$18,694	$20,214	$27,928

Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$5,462	$11,539	$5,068
Non Cash Investing and Financing Activities
Non cash net unrealized loss (gain) on investments, net of deferred tax benefit (provision) of $377, $(2,145) and $(134) for December 31, 2018, 2017 and 2016, respectively	$1,406	$(4,132)	$(273)
Adjustments to postretirement benefits obligation, net of deferred tax (provision) benefit of $(9), $(24) and $0 for December 31, 2018, 2017 and 2016, respectively	$(37)	$(46)	$—
Changes in Financial Statement Amounts Related to Purchase of Subsidiaries, Net of Cash Received
Goodwill and other intangibles acquired	$—	$(237)	$(11,250)
Title plant acquired (in prepaid expenses and other assets)	—	—	(690)
Fixed assets acquired	—	—	(534)
Prepaid and other assets acquired	—	—	(15)
Accounts payable and accrued liabilities assumed	—	62	1,684
Deferred income taxes	—	—	2,489
Purchase of subsidiary, net of cash received	$—	$(175)	$(8,316)

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business: Investors Title Company’s (the “Company”) primary business, and only reportable segment, is title insurance. The title insurance segment, through its two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies primarily through approved attorneys from underwriting offices and through independent issuing agents in 23 states and the District of Columbia, primarily in the eastern half of the United States. The majority of the Company’s business is concentrated in North Carolina, Texas, South Carolina, Georgia and Virginia.
Principles of Consolidation and Basis of Presentation: The accompanying Consolidated Financial Statements include the accounts and operations of Investors Title Company and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Earnings attributable to noncontrolling interests in majority-owned insurance agencies are recorded in the Consolidated Statements of Income. Noncontrolling interests representing the portion of equity not related to the Company's ownership interests are recorded in separate sections of the Consolidated Balance Sheets. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications: Certain prior year amounts have been reclassified for consistency with the current period presentation. The primary change was the presentation of revenue and operating expenses. Revenue other than title premiums are now presented in more detail than previously provided. Presentation of operating expenses has also been modified. These reclassifications had no effect on the reported results of operations.
Significant Accounting Policies: The significant accounting policies of the Company are summarized below.
Cash and Cash Equivalents
For the purpose of presentation in the Company’s Consolidated Statements of Cash Flows, cash equivalents are highly liquid instruments with remaining original maturities of three months or less. The carrying amount of cash and cash equivalents is a reasonable estimate of fair value due to the short-term maturity at purchase of these instruments.
Investments in Securities
Investments in Fixed Maturity Securities: Fixed maturity securities are classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax and adjusted for other-than-temporary declines in fair value, and reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Realized gains and losses are determined on the specific identification method. Refer to Note 3 for further information about the Company’s investments in fixed maturity securities.

Investments in Equity Securities: Equity securities represent ownership interests held by the Company in entities for investment purposes.  Prior to January 1, 2018, these equity securities were classified as available-for-sale and were carried at fair value on the Company’s Consolidated Balance Sheets.  Unrealized holding gains and losses from changes in the fair values of available-for-sale equity securities were reported in accumulated other comprehensive income.  Effective January 1, 2018, unrealized holding gains and losses are reported in the Consolidated Statements of Income as a net unrealized gain or loss on equity securities.  As a result, other-than-temporary impairments will no longer be considered for equity securities.  Realized investment gains and losses from sales are recorded on the trade date and are determined using the specific identification method. Refer to Note 3 for further information about the Company’s investments in equity securities.

Other Investments
Other investments consist of investments in unconsolidated affiliated entities, typically structured as limited liability companies ("LLC's"), without readily determinable fair values. Other investments are accounted for under either the equity method or the measurement alternative method. The measurement alternative method is used when an investment does not qualify for the equity method or the practical expedient in Accounting Standards Codification (“ASC”) Topic 820, which estimates fair value using the net asset value per share. Under the measurement alternative method, investments are recorded at cost, less any impairment and plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The aggregate cost of the Company’s cost method investments totaled $6.6 million and $5.4 million at December 31, 2018 and 2017, respectively. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.
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
Property Acquired in Settlement of Claims
Property acquired in settlement of claims is held for sale and valued at the lower of cost or market. Adjustments to reported estimated realizable values and realized gains or losses on dispositions are recorded as increases or decreases in claim costs. Properties acquired in settlement of claims are included in other assets in the Consolidated Balance Sheets.
Property and Equipment
Property and equipment are recorded at cost and are depreciated principally under the straight-line method over the estimated useful lives (3 to 25 years) of the respective assets. Maintenance and repairs are charged to operating expenses and improvements are capitalized.
Reserve for Claims
The total reserve for all reported and unreported losses the Company incurred through December 31, 2018 is represented by the reserve for claims. The Company’s reserve for unpaid losses and loss adjustment expenses is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). Despite the variability of such estimates, management believes that the reserve is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2018. The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

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

Premiums Written and Commissions to Agents

Generally, title insurance premiums are recognized at the time of settlement of the related real estate transaction, as the earnings process is then considered complete, irrespective of the timing of issuance of a title insurance policy or commitment. Expenses typically associated with premiums, including agent commissions, premium taxes, and a provision for future claims are recognized concurrent with recognition of related premium revenue.

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
Exchange Services Revenue
Fees are recognized at the signing of a binding agreement and investment earnings are recognized as they are earned. Exchange services revenue is included in non-title services in the Consolidated Statements of Income.
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
Comprehensive Income
The Company’s accumulated other comprehensive income is comprised of unrealized holding gains/losses on available-for-sale securities, net of tax, and unrecognized prior service cost and unrealized gains/losses associated with postretirement benefit liabilities, net of tax. Accumulated other comprehensive income as of December 31, 2018 consists of $981 thousand of unrealized holding gains on available-for-sale securities and $32 thousand of unrecognized actuarial losses associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2017 consists of $16.0 million of unrealized holding gains on available-for-sale securities and $58 thousand of unrecognized actuarial losses associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2016 consists of $11.9 million of unrealized holding gains on available-for-sale securities and $110 thousand of unrecognized actuarial losses associated with postretirement benefit liabilities.
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
Goodwill
Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. The fair value of the Company’s goodwill at acquisition is principally based on values obtained from a third-party valuation service.
Goodwill is reviewed for impairment at least annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. When evaluating whether goodwill is impaired, the Company determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that goodwill balances are impaired as of the testing date. If the qualitative analysis does not indicate that an impairment of goodwill is more likely than not, then no other specific quantitative impairment testing is required. If it is determined that it is more likely than not that an impairment exists, the Company performs a quantitative assessment whereby a discounted cash flow analysis is utilized to determine an estimated fair value. The estimated fair value is compared to the carrying value of goodwill as of the measurement date. The discounted cash flows used in estimating fair value are dependent on a number of significant assumptions, and therefore estimated fair value measurements are subject to change given the inherent uncertainty in predicting future results and cash flows.

Other Intangible Assets
The Company’s other intangible assets consist of non-compete agreements, referral relationships and a tradename resulting from agency acquisitions; all of which are recorded at the acquisition date fair value. The fair value of the Company’s other intangible assets is principally based on values obtained from a third-party valuation service. These assets are amortized on a straight-line basis over their useful lives, which range from 1 to 30 years; noting that the amortization of certain non-compete contracts will start at a future date when the related employment agreements are terminated. Other intangible assets are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable.
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
Recently Adopted Accounting Standards

In February 2018, the FASB issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 is intended to help organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act (“TCJA”). Under the ASU, entities have the option to reclassify tax effects from the TCJA within other comprehensive income to retained earnings in each period in which the effect of the change in the federal corporate tax rate under the TCJA is recorded. The update is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this update on January 1, 2018 by means of a $3.1 million cumulative-effect reclassification between retained earnings and accumulated other comprehensive income. The update had no material impact on the Company's financial position and results of operations.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715). This update requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost (the "other components") and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The update was effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this update on January 1, 2018 with no material impact on the Company’s financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 updated guidance to enhance the reporting model for financial instruments. Among the main principles of the guidance applicable to the Company are provisions to: (1) require equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, noting that when a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost; (4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require separate presentation of financial assets and financial liabilities by measuring category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and (6) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The update was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this update on January 1, 2018 by means of a $16.8 million cumulative-effect reclassification of the net unrealized gain related to equity securities from accumulated other comprehensive income to retained earnings. The amendments relating to equity securities without readily determinable fair values were applied prospectively to equity investments that existed as of the date of adoption. As a result, the Company recognized a $4.1 million net unrealized loss on equity investments in the Consolidated Statements of Income as of December 31, 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 updated guidance to improve the comparability of revenue recognition practices for entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards such as insurance contracts or lease standards. As the ASU does not apply to the Company's core title insurance business, its potential effect is limited to the Company's other lines of business. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, this update originally became effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 updated guidance to defer the effective date of the standard by one year. The Company adopted this update using the modified retrospective transition approach on January 1, 2018 with no impact on the Company's financial position and results of operations. Refer to Note 19 for further information regarding the Company's revenue from contracts with customers.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update broadens the information that an entity must consider in developing its expected credit loss estimates, and is meant to better reflect an entity’s current estimate of all expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, but does not expect it to have a material impact. Currently, the Company's potential credit losses under this accounting standard relate to fixed maturity securities. The Company does not believe that the risk of credit losses, based on current fixed maturity securities holdings, is material to the Company's financial statements as a whole. Refer to Note 3 for further information about the Company's investments.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 updated guidance to improve financial reporting for leasing transactions. The core principle of the guidance is that lessees will be required to recognize assets and liabilities on the balance sheet for all leases with terms of more than twelve months. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from current GAAP, with some targeted improvements. Disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, both lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted for all entities upon issuance. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations. The adoption of the new guidance is expected to increase assets and liabilities on the Company’s consolidated balance sheets by approximately $3.0 million, and will likely have an insignificant impact on the Company’s consolidated statements of income. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this update provide entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the amendments in this update provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component similar to the expedient provided to lessees. The Company is not planning to adopt the optional transition method under ASU 2018-11.

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

Claims: The Company’s reserve for claims is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. A provision for estimated future claims payments is recorded at the time policy revenue is recorded as a percentage of premium income. By their nature, title claims can often be complex, vary greatly in dollar amounts, vary in number due to economic and market conditions such as an increase in mortgage foreclosures, and involve uncertainties as to ultimate exposure. In addition, some claims may require a number of years to settle and determine the final liability for indemnity and loss adjustment expense. The payment experience may extend for more than 20 years after the issuance of a policy. Events such as fraud, defalcation and multiple property defects can substantially and unexpectedly cause increases in estimates of losses. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, these estimates are subject to variability.

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

The Company’s reserve for claims is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which have been incurred but not reported.

Premiums written: Premium revenues from certain agency operations include accruals for transactions which have settled but have not been reported as of the balance sheet date. These accruals are based on estimates of the typical lag time between settlement of real estate transactions and the agent’s reporting of these transactions to the Company. Reporting lag times vary by market. In certain markets, the lag time may be very short, but in others, can be as high as 100 days. The Company reviews and adjusts lag time estimates periodically, using historical experience and other factors, and reflects any adjustments in the result of operations in the period in which new information becomes available.

Impairments: Securities are regularly evaluated and reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in estimated fair value is other-than-temporary. When, in the opinion of management, a decline in the estimated fair value of an investment is considered to be other-than-temporary, such investment is written down to its estimated fair value. Some factors considered in evaluating whether or not a decline in estimated fair value is other-than-temporary include the duration and extent to which the estimated fair value has been less than cost; the probability that the Company will be unable to collect all amounts due under the contractual terms of the security; with respect to equity securities, whether the Company’s ability and intent to retain the investment for a period of time is sufficient to allow for a recovery in value; whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery in value; and the financial condition and prospects of the issuer (including credit ratings). These factors are reviewed quarterly and any material degradation in the prospect for recovery will be considered in the other-than-temporary impairment analysis. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. The estimated fair values of the majority of the Company’s investments are based on quoted market prices from independent pricing services.

2. Statutory Accounting and Restrictions on Consolidated Stockholders’ Equity and Investments
The Consolidated Financial Statements have been prepared in conformity with GAAP, which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities.
Combined capital and surplus on a statutory basis was $180.2 million and $171.9 million as of December 31, 2018 and 2017, respectively. Net income on a statutory basis was $41.0 million, $18.8 million and $17.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company has designated approximately $35.9 million and $57.3 million of retained earnings as of December 31, 2018 and 2017, respectively, as appropriated to reflect the required statutory premium and supplemental reserves. Refer to Note 8 for the tax treatment of the statutory premium reserve.
As of December 31, 2018 and 2017, approximately $81.8 million and $102.1 million, respectively, of consolidated stockholders’ equity represents net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. During 2019, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $45.4 million.
Fixed maturity securities totaling approximately $6.7 million and $7.1 million at December 31, 2018 and 2017, respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments and Estimated Fair Value
Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of December 31, 2018 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$1,023	$—	$7	$1,016
General obligations of U.S. states, territories and political subdivisions	19,518	229	143	19,604
Special revenue issuer obligations of U.S. states, territories and political subdivisions	56,675	1,237	329	57,583
Corporate debt securities	10,498	303	47	10,754
Total	$87,714	$1,769	$526	$88,957

As of December 31, 2017 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Governmental obligations	$1,043	$—	$1	$1,042
General obligations of U.S. states, territories and political subdivisions	24,189	505	50	24,644
Special revenue issuer obligations of U.S. states, territories and political subdivisions	62,592	2,218	165	64,645
Corporate debt securities	12,490	527	7	13,010
Total	$100,314	$3,250	$223	$103,341
The special revenue category for both periods presented includes approximately 60 individual fixed maturity securities with revenue sources from a variety of industry sectors.
The scheduled maturity securities of fixed maturity securities at December 31, 2018 were as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,605	$12,606
Due after one year through five years	31,988	32,808
Due five years through ten years	42,163	42,310
Due after ten years	958	1,233
Total	$87,714	$88,957

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2018 and 2017, respectively.

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2018 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,016	$(7)	$—	$—	$1,016	$(7)
General obligations of U.S. states, territories and political subdivisions	4,888	(32)	6,469	(111)	11,357	(143)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	12,326	(100)	9,720	(229)	22,046	(329)
Corporate debt securities	4,490	(28)	3,733	(19)	8,223	(47)
Total temporarily impaired securities	$22,720	$(167)	$19,922	$(359)	$42,642	$(526)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2017 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,042	$(1)	$—	$—	$1,042	$(1)
General obligations of U.S. states, territories and political subdivisions	4,560	(27)	3,535	(23)	8,095	(50)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	13,551	(61)	4,023	(104)	17,574	(165)
Corporate debt securities	3,744	(7)	—	—	3,744	(7)
Total temporarily impaired securities	$22,897	$(96)	$7,558	$(127)	$30,455	$(223)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 51 and 31 securities had unrealized losses at December 31, 2018 and 2017, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. During 2018, 2017 and 2016, the Company recorded no other-than-temporary impairment charges related to fixed maturity securities. Other-than-temporary impairment charges are included in the net realized (loss) gain on investments in the Consolidated Statements of Income.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of December 31, 2018 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$31,255	$48,489
Total	$31,255	$48,489

As of December 31, 2017 (in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$26,003	$21,376	$12	$47,367
Total	$26,003	$21,376	$12	$47,367

Effective January 1, 2018, unrealized holding gains and losses are reported in the Consolidated Statements of Income as net unrealized gain or loss on equity securities and other-than-temporary impairments will no longer be considered for equity securities. As such, unrealized holding gains and losses are excluded from the table above as of December 31, 2018. Reference the discussion under Recently Adopted Accounting Standards in Note 1. During 2017 and 2016, the Company recorded other-than-temporary impairment charges in the amount of $26 thousand and $234 thousand related to equity securities, respectively.

Interest and Dividends

Earnings on investments for the years ended December 31 were as follows:

(in thousands)	2018	2017	2016
Fixed maturity securities	$2,809	$3,037	$3,506
Equity securities	1,308	1,203	1,158
Invested cash and other short-term investments	492	202	20
Miscellaneous interest	10	3	—
Investment income	$4,619	$4,445	$4,684
Net Realized (Loss) Gain on Investments
Gross realized gains and losses on sales of investments for the years ended December 31 are summarized as follows:

(in thousands)	2018	2017	2016
Gross realized gains from securities:
Corporate debt securities	$—	$—	$119
Common stocks and nonredeemable preferred stocks	1,030	1,487	954
Auction rate securities	—	—	75
Total	1,030	1,487	1,148
Gross realized losses from securities:
General obligations of U.S. states, territories and political subdivisions	—	—	(1)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	—	—	(1)
Common stocks	(1,147)	(260)	(173)
Other-than-temporary impairment of securities	—	(26)	(234)
Total	(1,147)	(286)	(409)
Net realized (loss) gain	$(117)	$1,201	$739
Net realized gain (loss) on other investments:
Impairments on other investments	$—	$(182)	$—
Gains on other investments	7	22	29
Total	$7	$(160)	$29
Net realized (loss) gain on investments	$(110)	$1,041	$768
Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities (“VIEs”) that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of December 31, 2018:

Type of Investment (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$629	$629	$1,325
Real estate LLCs or LPs	Other investments	5,073	6,093	8,250
Small business investment LLCs or LPs	Other investments	4,642	4,364	8,910
Total		$10,344	$11,086	$18,485

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of December 31, 2018 and 2017, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued dividends and interest is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value measured as of December 31, 2018 and 2017:

As of December 31, 2018 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions*	$—	$78,203	$—	$78,203
Corporate debt securities*	—	10,754	—	10,754
Total	$—	$88,957	$—	$88,957

As of December 31, 2017 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions*	$—	$90,331	$—	$90,331
Corporate debt securities*	—	13,010	—	13,010
Total	$—	$103,341	$—	$103,341

*Denotes fair market value obtained from pricing services.

The estimated fair values of equity investments and other financial instruments as of December 31, 2018 and December 31, 2017 are presented in the following table:

As of December 31, 2018 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$18,694	$—	$—	$18,694
Accrued interest and dividends	946	—	—	946
Equity securities, at fair value:
Common stocks	48,489	—	—	48,489
Short-term investments:
Commercial paper and money market funds	32,787	—	—	32,787
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	5,847	5,847
Equity investments in unconsolidated affiliates, measurement alternative	—	—	6,589	6,589
Total	$100,916	$—	$12,436	$113,352

As of December 31, 2017 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$20,214	$—	$—	$20,214
Accrued interest and dividends	1,100	—	—	1,100
Equity securities, at fair value:
Common stocks	47,367	—	—	47,367
Short-term investments:
Commercial paper, money market funds, and certificates of deposit	23,780	—	—	23,780
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,593	6,593
Equity investments in unconsolidated affiliates, measurement alternative	—	—	5,439	5,439
Total	$92,461	$—	$12,032	$104,493

The Company did not hold any Level 3 category debt or marketable equity investment securities as of December 31, 2018 or 2017.

There were no transfers into or out of Levels 1, 2 or 3 during the periods presented.

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

Certain equity investments under the measurement alternative are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the Consolidated Statements of Income. There were no impairments of such investments made during the twelve-month period ended December 31, 2018 or 2017. The following table presents a rollforward of equity investments under the measurement alternative as of December 31, 2018 and 2017:

(in thousands)	Balance, January 1, 2018	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2018
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$5,439	$—	$—	$1,486	$(336)	$6,589
Total	$5,439	$—	$—	$1,486	$(336)	$6,589

(in thousands)	Balance, January 1, 2017	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2017
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$4,744	$—	$—	$1,082	$(387)	$5,439
Total	$4,744	$—	$—	$1,082	$(387)	$5,439

4. Property and Equipment
Property and equipment and estimated useful lives at December 31 are summarized as follows:

(in thousands)	2018	2017
Land	$1,413	$1,123
Office buildings and improvements (25 years)	4,492	4,406
Furniture, fixtures and equipment (3 to 10 years)	14,148	12,993
Automobiles (3 years)	935	891
Total	20,988	19,413
Less accumulated depreciation	(10,684)	(9,240)
Property and equipment, net	$10,304	$10,173

Included within furniture, fixtures and equipment is software developed by the Company for internal use. Capitalized costs include both direct and indirect costs, such as payroll costs of employees associated with developing software, incurred during the software development stage.

5. Reinsurance
The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Premiums assumed and ceded were approximately $4 thousand and $327 thousand, respectively, for 2018, $3 thousand and $264 thousand, respectively, for 2017 and $17 thousand and $141 thousand, respectively, for 2016. Ceded reinsurance is comprised of excess of loss treaties, which outline the conditions in which the reinsurance company will pay claims and protect against losses over certain agreed upon amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event the assuming insurance companies are unable to meet their obligations under these contracts. The Company has not paid or recovered any reinsured losses during the three years ended December 31, 2018.

6. Reserve for Claims

Changes in the reserve for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

(in thousands)	2018	2017	2016
Balance, beginning of period	$34,801	$35,305	$37,788
(Benefit) provision related to:
Current year	6,762	7,432	6,673
Prior years	(7,094)	(4,121)	(6,430)
Total (benefit) provision charged to operations	(332)	3,311	243
Claims paid, net of recoveries, related to:
Current year	(178)	(75)	(103)
Prior years	(2,562)	(3,740)	(2,623)
Total claims paid, net of recoveries	(2,740)	(3,815)	(2,726)
Balance, end of year	$31,729	$34,801	$35,305

The Company continually refines its reserve estimates as current loss experience develops and credible data emerges. Movements in the reserve related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data. The 2018 decrease in the provision for claims compared with 2017 primarily related to favorable loss experience and higher levels of favorable loss development in 2018. The favorable development in 2018 was primarily related to policy years 2011 through 2017. Due to variances between actual and expected loss payments, loss development is subject to significant variability.
The Company does not recognize claim recoveries until an actual payment has been received by the Company. The Company realized claim recoveries of approximately $1.9 million, $570 thousand and $1.0 million during 2018, 2017 and 2016, respectively.
The provision for claims as a percentage of net premiums written was (0.2)%, 2.4% and 0.2% in 2018, 2017 and 2016, respectively.
A large claim is defined as a claim with incurred losses exceeding $500 thousand. Due to the small volume of large claims, the long-tail nature of title insurance claims and the inherent uncertainty in loss emergence patterns, large claim activity can vary significantly between policy years. The estimated development of large claims by policy year is therefore subject to significant changes as experience develops.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	2018	%	2017	%
Known title claims	$3,007	9.5	$4,646	13.4
IBNR	28,722	90.5	30,155	86.6
Total reserve for claims	$31,729	100.0	$34,801	100.0

In management’s opinion, the reserve for claims is adequate to cover claim losses which might result from pending and future claims.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

(in thousands, except per share amounts)	2018	2017	2016
Net income attributable to the Company	$21,892	$25,707	$19,523
Weighted average common shares outstanding – Basic	1,887	1,886	1,908
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	10	10	7
Weighted average common shares outstanding – Diluted	1,897	1,896	1,915
Basic earnings per common share	$11.60	$13.63	$10.23
Diluted earnings per common share	$11.54	$13.56	$10.19

There were 9 thousand and 4 thousand potential shares excluded from the computation of diluted earnings per share in 2018 and 2017, respectively. There were no potential shares excluded from the computation of diluted earnings per share in 2016.

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

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	22	$57.04	3.93	$945
SARs granted	5	93.87
SARs exercised	(2)	32.00
Outstanding as of December 31, 2016	25	$65.85	3.85	$837
SARs granted	4	192.71
SARs exercised	(4)	36.38
Outstanding as of December 31, 2017	25	$93.40	3.98	$2,624
SARs granted	4	188.71
SARs exercised	(1)	41.50
Outstanding as of December 31, 2018	28	$110.27	3.64	$2,019

Exercisable as of December 31, 2018	27	$107.05	3.53	$2,019

Unvested as of December 31, 2018	1	$188.71	6.38	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2018. The intrinsic values of SARs exercised during 2018, 2017 and 2016 were approximately $153 thousand, $473 thousand and $117 thousand, respectively.

There were no options outstanding at December 31, 2018. The following table summarizes information about SARs outstanding at December 31, 2018:

(in thousands, except exercise prices and average remaining contractual term)			SARs Outstanding at Year-End			SARs Exercisable at Year-End
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$50.00	—	$59.99	3	0.37	$50.50	3	$50.50
60.00	—	69.99	4	2.39	68.70	4	68.70
70.00	—	79.99	8	2.58	72.44	8	72.44
90.00	—	99.99	4	4.38	93.87	4	93.87
150.00	—	199.99	9	5.88	190.71	8	191.00
$50.00	—	$199.99	28	3.64	$110.27	27	$107.05
In 2018, 4 thousand SARs vested with a fair value of approximately $327 thousand.

During the second quarters of 2018, 2017 and 2016, the Company issued share-settled SARs to the directors of the Company. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments. The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair values for the SARs issued during 2018, 2017 and 2016 were $78.61, $55.40 and $28.75, respectively, and were estimated using the weighted average assumptions shown in the table below.

	2018	2017	2016
Expected life in years	7.0	7.0	7.0
Volatility	39.0%	26.2%	28.9%
Interest rate	3.1%	2.0%	1.7%
Yield rate	0.8%	0.8%	0.7%

There was approximately $327 thousand, $219 thousand and $132 thousand of compensation expense relating to SARs vesting on or before December 31, 2018, 2017 and 2016, respectively, included in salaries, employee benefits and payroll taxes in the Consolidated Statements of Income. As of December 31, 2018, there was approximately $88 thousand of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately 3 months.

The estimated weighted average grant-date fair value of SARs granted for the years ended December 31, was as follows:

	2018	2017	2016
Exercise price equal to market price on date of grant:
Weighted average market price	$188.71	$192.71	$93.87
Weighted average grant-date fair value	$78.61	$55.40	$28.75

There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

8. Income Taxes
The components of income tax expense for the years ended December 31 are summarized as follows:

(in thousands)	2018	2017	2016
Current:
Federal	$9,156	$9,163	$5,745
State	128	71	81
Total current	9,284	9,234	5,826
Deferred:
Federal	(4,064)	(4,649)	2,756
State	(10)	(15)	34
Total deferred	(4,074)	(4,664)	2,790
Total	$5,210	$4,570	$8,616
For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in premium and retaliatory taxes in the Consolidated Statements of Income.
On December 22, 2017, the TCJA, was enacted into law. The new tax legislation, among other changes, reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As required under generally accepted accounting principles, the Company’s deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate income tax rate. The impact was recognized in the Company’s provision for income taxes in the fourth quarter of 2017. The revaluation resulted in a benefit of approximately $5.3 million, or $2.82 per diluted share.
At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

(in thousands)	2018	2017
Deferred income tax assets:
Accrued benefits and retirement services	$2,758	$2,449
Other-than-temporary impairment of assets	198	265
Allowance for doubtful accounts	82	102
Net operating loss carryforward	28	33
Reinsurance and commission payable	13	—
Postretirement benefit obligation	8	18
Other	359	878
Total	3,446	3,745
Deferred income tax liabilities:
Net unrealized gain on investments	3,924	5,193
Intangible assets	1,250	1,338
Excess of tax over book depreciation	1,104	1,042
Recorded reserve for claims, net of statutory premium reserves	599	4,126
Other	753	672
Total	7,630	12,371
Net deferred income tax liabilities	$(4,184)	$(8,626)
At December 31, 2018 and 2017, no valuation allowance was recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these deferred income tax assets will be realized.

As computed for the years ended December 31 at the U.S. federal statutory income tax rate of 21.0% for 2018, 35.0% for 2017 and 34.6% for 2016, respectively, to income tax expense follows:

(in thousands)	2018	2017	2016
Anticipated income tax expense	$5,684	$10,595	$9,734
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	101	46	53
Tax-exempt interest income, net of amortization	(1,026)	(1,298)	(1,075)
Tax Cuts and Jobs Act	—	(5,342)	—
Other, net	451	569	(96)
Provision for income taxes	$5,210	$4,570	$8,616
In accounting for uncertainty in income taxes, the Company is required to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. There were no unrecognized tax benefits or liabilities as of December 31, 2018.
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
The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2015.

9. Leases
The Company leases certain office facilities and equipment under operating leases. Rental expense also includes occasional rental of automobiles. Rent expense totaled approximately $1.4 million, $1.2 million, and $896 thousand in 2018, 2017 and 2016, respectively. The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018, are summarized as follows:

Year Ended (in thousands)
2019	$1,181
2020	1,009
2021	838
2022	617
2023	196
Thereafter	166
Total	$4,007

10. Retirement Agreements and Other Postretirement Benefit Plan
The Company has a 401(k) savings plan. In order to participate in the plan, individuals must have worked at the Company for at least 3 months. In order to be eligible for employer contributions, individuals must be employed for one full year and work at least 1,000 hours annually. The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution. Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code. Expenses related to the 401(k) plan were approximately $1.2 million, $1.6 million and $810 thousand for 2018, 2017 and 2016, respectively.

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
In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives. The amounts accrued for all agreements at December 31, 2018 and 2017 were approximately $10.9 million and $9.5 million, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract. Both the 2018 and 2017 accruals are included in the accounts payable and accrued liabilities line item of the Consolidated Balance Sheets. These executive contracts are accounted for on an individual contract basis. On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the Internal Revenue Code, and were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) plan.
On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The benefits are unfunded. Estimated future benefit payouts expected to be paid for each of the next five years are $12 thousand in 2019, $14 thousand in 2020, $16 thousand in 2021, $23 thousand in 2022, $32 thousand in 2023 and $192 thousand in the next five years thereafter.
Cost of the Company’s postretirement benefits included the following components and is presented in the personnel expenses line of its Consolidated Statements of Income:

(in thousands)	2018	2017	2016
Net periodic benefit cost
Service cost – benefits earned during the year	$—	$—	$10
Interest cost on the projected benefit obligation	32	37	35
Amortization of unrecognized prior service cost	—	—	—
Amortization of unrecognized loss	—	9	9
Net periodic benefits cost at end of year	$32	$46	$54

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net amount in accumulated other comprehensive income is $(41) thousand, $(32) thousand net of tax, for December 31, 2018, and $(87) thousand, $(58) thousand net of tax, for December 31, 2017, and represents the net unrecognized actuarial losses and unrecognized prior service costs. The effects of the funded status on the Company’s Consolidated Balance Sheets at December 31, 2018 and 2017 are presented in the following table:

(in thousands)	2018	2017
Funded status
Actuarial present value of future benefits:
Fully eligible active employee	$(882)	$(896)
Non-eligible active employees	—	—
Plan assets	—	—
Funded status of accumulated postretirement benefit obligation, recognized in other liabilities	$(882)	$(896)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2018 and 2017 includes the following:

(in thousands)	2018	2017
Accrued postretirement benefit obligation at beginning of year	$(896)	$(929)
Service cost – benefits earned during the year	—	—
Interest cost on projected benefit obligation	(32)	(37)
Actuarial gain	46	70
Accrued postretirement benefit obligation at end of year	$(882)	$(896)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

(in thousands)	2018	2017
Balance at beginning of year	$87	$166
Components of accumulated other comprehensive income:
Unrecognized prior service cost	—	—
Amortization of loss, net	—	(9)
Actuarial gain	(46)	(70)
Balance at end of year	$41	$87

The amounts currently in accumulated other comprehensive income, pre-tax, that will be reclassified to the Consolidated Statements of Income and recognized as components of net periodic benefit costs in 2019 are:

(in thousands)	Projected 2019
Amortization of unrecognized prior service cost	$—
Amortization of unrecognized loss	—
Net periodic benefit cost at end of year	$—

Assumed health care cost trend rates do have an effect on the amounts reported for the postretirement benefit obligations. The following illustrates the effects on the net periodic postretirement benefit cost (“NPPBC”) and the accumulated postretirement benefit obligation (“APBO”) of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate as of December 31, 2018:

(in thousands)	One Percentage Point Increase	One Percentage Point Decrease
Net periodic postretirement benefit cost
Effect on the service cost component	$—	$—
Effect on interest cost	7	(5)
Total effect on the net periodic postretirement benefit cost	$7	$(5)
Accumulated postretirement benefit obligation (including active employees who are not fully eligible)
Effect on those currently receiving benefits (retirees and spouses)	$—	$—
Effect on active fully eligible	176	(139)
Effect on actives not yet eligible	—	—
Total effect on the accumulated postretirement benefit obligation	$176	$(139)

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

Escrow and Trust Deposits. As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $31.6 million and $20.9 million as of December 31, 2018 and 2017, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchange Proceeds. In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $308.7 million and $185.0 million as of December 31, 2018 and 2017, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

12. Segment Information

The Company has one reportable segment, title insurance services. The remaining immaterial segments have been combined into a group called “All Other.”

The title insurance segment primarily issues title insurance policies through approved attorneys from underwriting offices and through independent issuing agents. Title insurance policies insure titles to real estate.

Provided below is selected financial information about the Company’s operations by segment for the periods ended December 31, 2018, 2017 and 2016:

2018 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$153,687	$8,315	$(9,229)	$152,773
Investment income	2,542	1,054	—	3,596
Net realized (loss) gain on investments	(167)	57	—	(110)
Total revenues	$156,062	$9,426	$(9,229)	$156,259
Operating expenses	126,367	8,424	(5,601)	129,190
Income before income taxes	$29,695	$1,002	$(3,628)	$27,069
Total assets	$199,531	$44,737	$—	$244,268

2017 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$153,469	$7,307	$(6,794)	$153,982
Investment income	5,834	770	—	6,604
Net realized gain on investments	932	109	—	1,041
Total revenues	$160,235	$8,186	$(6,794)	$161,627
Operating expenses	129,073	7,913	(5,630)	131,356
Income before income taxes	$31,162	$273	$(1,164)	$30,271
Total assets	$193,828	$55,085	$—	$248,913

2016 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$126,589	$6,731	$(2,178)	$131,142
Investment income	6,146	642	(210)	6,578
Net realized gain on investments	645	123	—	768
Total revenues	$133,380	$7,496	$(2,388)	$138,488
Operating expenses	105,882	6,583	(2,108)	110,357
Income before income taxes	$27,498	$913	$(280)	$28,131
Total assets	$183,764	$45,174	$—	$228,938

13. Stockholders’ Equity
On November 12, 2002, the Company’s Board of Directors amended the Company’s Articles of Incorporation, creating a series of preferred stock designated Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock is senior to common stock in dividends or distributions of assets upon liquidations, dissolutions or winding up of the Company. Dividends on the Series A Preferred Stock are cumulative and accrue from the quarterly dividend payment date. Each share of Series A Preferred Stock entitles the holder thereof to 100 votes on all matters submitted to a vote of shareholders of the Company. These shares were reserved for issuance under the Shareholder Rights Plan (the “Plan”), which was adopted on November 21, 2002, by the Company’s Board of Directors. Under the terms of the Plan, the Company’s common stock acquired by a person or a group buying 15% or more of the Company’s common stock would be diluted, except in transactions approved by the Board of Directors.
In connection with the Plan, the Company’s Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock paid on December 16, 2002, to shareholders of record at the close of business on December 2, 2002. Each Right entitles the registered holder to purchase from the Company a unit (a “Unit”) consisting of one one-hundredth of a share of Series A Preferred Stock. Under the Plan, the Rights detach and become exercisable upon the earlier of (a) 10 days following public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock, or (b) 10 business days following the commencement of, or first public announcement of the intent of a person or group to commence, a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of the Company’s common stock. The exercise price, the kind and the number of shares covered by each right are subject to adjustment upon the occurrence of certain events described in the Plan.
If any person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding common stock, each holder of a Right (other than the acquiring person or group) will have the right to buy, at the exercise price, common stock of the Company having a market value of twice the exercise price. If the Company is acquired in a merger or consolidation in which the Company is not the surviving corporation, or the Company engages in a merger or consolidation in which the Company is the surviving corporation and the Company’s common stock is changed or exchanged, or more than 50% of the Company’s assets or earning power is sold or transferred, the Rights entitle a holder (other than the acquiring person or group) to buy, at the exercise price, stock of the acquiring company having a market value equal to twice the exercise price. At any time after a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding common stock and prior to the acquisition by such person or group of 50% or more of the outstanding common stock, the Company’s Board of Directors may exchange the Rights (other than the Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of the Company’s common stock, or one one-hundredth of a share of Series A Preferred Stock, per Right.
The Rights are redeemable upon action by the Board of Directors at a price of $0.01 per right at any time before they become exercisable. Until the Rights become exercisable, they are evidenced only by the common stock certificates and are transferred with and only with such certificates.

On October 31, 2012, the Plan was amended to, among other things, extend the expiration date of the plan from November 11, 2012 to October 31, 2022 and increase the exercise price of the stock purchase rights from $80 per unit to $220 per unit. In connection with the amendments to the Plan, the Board of Directors of the Company also amended the Company’s Articles of Incorporation to increase the number of shares designated under the rights plan as Series A Preferred Stock from 100 thousand shares to 200 thousand shares. There were 1.0 million shares of Preferred Stock authorized as of December 31, 2018 and 2017, with 200 thousand being designated Series A Preferred Stock.

14. Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company invests its cash and cash equivalents into high credit quality security instruments. Deposits which exceed $250 thousand at each institution are not insured by the Federal Deposit Insurance Corporation (“FDIC”). Of the $18.7 million in cash and cash equivalents at December 31, 2018, $17.6 million was not insured by the FDIC. Of the $20.2 million in cash and cash equivalents at December 31, 2017, $19.3 million was not insured by the FDIC. The Company mitigates the risk of having cash and cash equivalents not insured by the FDIC by monitoring the credit quality of the financial institutions in which the funds are held.

15. Business Concentration
The Company generates a significant amount of title insurance premiums in North Carolina, Texas and South Carolina. In 2018, 2017 and 2016, these states generated the following percentage of total title premiums:

State	2018	2017	2016
North Carolina	40.3%	37.8%	35.0%
Texas	18.5%	18.9%	19.7%
South Carolina	10.2%	10.5%	10.3%

16. Related Party Transactions
The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investments in these limited liability companies. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (in thousands)	2018	2017
Other investments	$5,847	$6,594
Premiums and fees receivable	$409	$720

Financial Statement Classification, Consolidated Statements of Income (in thousands)	2018	2017	2016
Net premiums written	$13,960	$14,645	$15,318
Non-title services and other investment income	$2,444	$2,240	$2,317
Commissions to agents	$9,259	$9,864	$10,394

17. Business Combinations, Intangible Assets and Goodwill

Intangible Assets

 The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from a third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during 2018 that would indicate that carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired during 2018. Net identifiable intangible assets of $154 thousand were impaired during 2017.

Identifiable intangible assets consist of the following as of December 31:

Year Ended (in thousands)	2018	2017
Referral relationships	$6,416	$6,416
Non-complete agreements	1,406	1,406
Tradename	560	560
Total	8,382	8,382
Accumulated amortization	(1,952)	(1,375)
Identifiable intangible assets, net	$6,430	$7,007

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2019	$504
2020	569
2021	562
2022	525
2023	525
Thereafter	3,745
Total	$6,430

Goodwill and Title Plant

As of December 31, 2018, the Company has reported $4.4 million in goodwill and $690 thousand in a title plant, net of impairments, as the result of title agency acquisitions. The title plant is included with other assets in the Consolidated Balance Sheets. The estimated fair values of goodwill and the title plant, both Level 3 inputs, are principally based on values obtained from a third-party valuation service at the time of acquisition. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during 2018 that would indicate the carrying amounts may not be recoverable, and therefore concluded that neither goodwill nor the title plant were impaired during 2018. Goodwill of $29 thousand was impaired during 2017.

18. Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended December 31, 2018, 2017 and 2016:

2018 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$16,003	$(58)	$15,945
Cumulative-effect adjustment for adoption of new accounting standards	(13,616)	(11)	(13,627)
Other comprehensive loss before reclassifications	(1,499)	37	(1,462)
Amounts reclassified from accumulated other comprehensive income	93	—	93
Net current-period other comprehensive loss	(1,406)	37	(1,369)
Ending balance	$981	$(32)	$949

2017 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,871	$(110)	$11,761
Other comprehensive income before reclassifications	4,922	46	4,968
Amounts reclassified from accumulated other comprehensive income	(790)	6	(784)
Net current-period other comprehensive income	4,132	52	4,184
Ending balance	$16,003	$(58)	$15,945

2016 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,598	$(115)	$11,483
Other comprehensive income before reclassifications	758	—	758
Amounts reclassified from accumulated other comprehensive income	(485)	5	(480)
Net current-period other comprehensive income	273	5	278
Ending balance	$11,871	$(110)	$11,761

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended December 31, 2018, 2017 and 2016:

2018 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized loss on investment	$(117)
Other-than-temporary impairments	—
Total	$(117)	Net realized (loss) gain on investments
Tax	24	Provision for Income Taxes
Net of Tax	$(93)
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	—
Total	$—	(a)
Tax	—	Provision for Income Taxes
Net of Tax	$—
Reclassifications for the period	$(93)

2017 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$1,227
Other-than-temporary impairments	(26)
Total	$1,201	Net realized (loss) gain on investments
Tax	(411)	Provision for Income Taxes
Net of Tax	$790
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(9)
Total	$(9)	(a)
Tax	3	Provision for Income Taxes
Net of Tax	$(6)
Reclassifications for the period	$784

2016 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$973
Other-than-temporary impairments	(234)
Total	$739	Net realized (loss) gain on investments
Tax	(254)	Provision for Income Taxes
Net of Tax	$485
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(9)
Total	$(9)	(a)
Tax	4	Provision for Income Taxes
Net of Tax	$(5)
Reclassifications for the period	$480

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

19. Revenue Recognition

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

Escrow and other title-related fees. The Company’s title segment recognizes commission revenue and fees related to items such as searches, settlements, commitments and other ancillary services. Escrow and other title-related fees are recognized as revenue at the time of the related transactions as the earnings process, or performance obligation, is then considered to be complete.

Non-title services. Through various subsidiaries, the Company offers management services, tax-deferred real property exchange services, investment management and trust services. Nonrefundable exchange fees are recognized as revenue upon receipt of the funds, which is at the time of closing of the initial sale of property. All other non-title service fees are recognized as revenue as performance obligations are completed.

Other. The Company occasionally recognizes revenue from other miscellaneous contracts which can include, but is not limited to, seminar and education registration fees and software licensing contracts. These revenue streams are deemed immaterial to the operations of the Company, and revenue is recognized when, or as, performance obligations are completed.

The following table provides a breakdown of the Company’s revenue by major business activity:

(in thousands)	2018	2017	2016
Revenue from contracts with customers:
Escrow and other title-related fees	$7,096	$6,892	$2,532
Non-title services	7,082	6,128	5,651
Total revenue from contracts with customers	14,178	13,020	8,183
Other sources of revenue:
Net premiums written	138,125	140,502	122,522
Investment related revenue	3,486	7,645	7,346
Other	470	460	437
Total Revenues	$156,259	$161,627	$138,488

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
Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2018. The reports of management and Dixon Hughes Goodman LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors,” “General Information - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Board of Directors and Committees - The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2019. Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is set forth under the captions “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Report” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2019 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2019 and is incorporated by reference in this Annual Report on Form 10-K.
The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2018. The Company does not have any equity compensation plans that have not been approved by its shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	28,500	$110.27	218,500
Equity compensation plans not approved by shareholders	—	—	—
Total	28,500	$110.27	218,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Corporate Governance – Independent Directors” and “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” set forth in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2019 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 5 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2019 and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)  Financial Statements
The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 12, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of March, 2019.

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

/s/ R. Horace Johnson
R. Horace Johnson, Director

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2018

Type of Investment (in thousands)	Cost (1)	Market Value	Amount at which shown in the Balance Sheet (2)

Fixed maturity securities:
Government obligation	$1,023	$1,016	$1,016
General obligations of U.S. states, territories and political subdivisions	19,310	19,396	19,396
Special revenue issuer obligations of U.S. states, territories and political subdivisions	41,333	42,182	42,182
Public utilities	15,550	15,609	15,609
Corporate debt securities	10,498	10,754	10,754
Total fixed maturity securities	87,714	88,957	88,957

Equity securities:
Common stocks:
Public utilities	303	444	444
Banks, trusts and insurance companies	3,195	5,813	5,813
Industrial, miscellaneous and all other	24,930	35,708	35,708
Technology	2,827	6,524	6,524
Total equity securities	31,255	48,489	48,489

Other investments:
Short-term investments	32,787	32,787	32,787
Other investments (3)	11,293	11,293	11,293
Total other investments	44,080	44,080	44,080

Total investments (3)	$163,049	$181,526	$181,526

(1)	Fixed maturity securities are shown at amortized cost and equity securities are shown at original cost.

(2)	All fixed maturity securities presented are classified as available-for-sale and shown at estimated fair value. Equity securities are shown at fair value.

(3)	The above summary of investments does not include investments in related parties accounted for under the cost and equity methods of accounting in the amount of $1,143.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017

(in thousands)	2018	2017
Assets
Cash and cash equivalents	$1,540	$5,872
Fixed maturity securities, available-for-sale, at fair value	16,947	22,714
Equity securities, at fair value	3,360	3,692
Short-term investments	9,358	5,809
Investments in affiliated companies	134,551	128,580
Other investments	5,151	5,167
Prepaid expenses and other receivables	1,846	1,724
Current income taxes receivable	2,438	3,879
Accrued interest and dividends	186	198
Property, net	2,499	2,254
Total Assets	$177,876	$179,889

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$2,190	$1,916
Deferred income taxes, net	47	137
Total liabilities	2,237	2,053

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,887 and 1,886 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	174,690	161,891
Accumulated other comprehensive income	949	15,945
Total stockholders’ equity	175,639	177,836
Total Liabilities and Stockholders’ Equity	$177,876	$179,889

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(in thousands, except per share amounts)	2018	2017	2016
Revenues:
Interest and dividends	$668	$502	$525
Net realized gain on investments	27	36	78
Net unrealized loss on equity investments	(384)	—	—
Rental income	842	813	772
Miscellaneous income	930	220	77
Total Revenues	2,083	1,571	1,452

Operating Expenses:
Personnel expenses	1,085	1,004	667
Office and technology expenses	355	349	366
Other expenses	892	763	775
Total Operating Expenses	2,332	2,116	1,808

Equity in Net Income of Affiliated Companies	22,014	25,634	19,665

Income before Income Taxes	21,765	25,089	19,309

Income Tax Benefit	(94)	(612)	(206)

Net Income	21,859	25,701	19,515

Net Loss Attributable to Noncontrolling Interests	33	6	8

Net Income Attributable to the Company	$21,892	$25,707	$19,523

Basic Earnings per Common Share	$11.60	$13.63	$10.23

Weighted Average Shares Outstanding – Basic	1,887	1,886	1,908

Diluted Earnings per Common Share	$11.54	$13.56	$10.19

Weighted Average Shares Outstanding – Diluted	1,897	1,896	1,915

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(in thousands)	2018	2017	2016
Operating Activities
Net income	$21,859	$25,701	$19,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net earnings of subsidiaries	(22,014)	(25,634)	(19,665)
Depreciation	98	98	93
Amortization, net	222	158	164
Share-based compensation expense related to stock appreciation rights and options	327	219	132
Net loss on disposals of property	—	3	—
Net realized gain on investments	(27)	(36)	(78)
Net unrealized loss on equity investments	384	—	—
Net (earnings) loss from other investments	(81)	5	(13)
Benefit for deferred income taxes	(51)	(211)	(18)
(Increase) decrease in receivables	(122)	362	1,037
Decrease (increase) in income taxes receivable	1,441	(1,316)	(797)
Decrease (increase) in other assets	12	(112)	34
Increase (decrease) in accounts payable and accrued liabilities	274	(455)	(896)
Net cash provided by (used in) operating activities	2,322	(1,218)	(492)

Investing Activities
Purchase of subsidiary	—	—	(10,918)
Dividends received from subsidiaries	15,125	14,816	17,331
Purchases of debt and equity securities	(476)	(13,178)	(1,783)
Purchases of short-term securities	(33,835)	(5,835)	(3,162)
Purchases of and net earnings from other investments	(579)	(1,050)	(1,553)
Proceeds from sales and maturities of debt and equity securities	5,753	6,617	6,816
Proceeds from sales and maturities of short-term securities	30,403	3,189	3,005
Proceeds from sales and distributions of other investments	669	196	322
Proceeds from sales of other assets	1	—	—
Purchases of property	(343)	(14)	(145)
Net cash provided by investing activities	16,718	4,741	9,913

Financing Activities
Repurchases of common stock	(29)	(246)	(6,220)
Exercise of stock appreciation rights	(1)	—	—
Proceeds from note payable	—	—	6,000
Payments on note payable	—	—	(6,000)
Capital contribution to subsidiary	(325)	(510)	—
Dividends paid	(23,017)	(7,073)	(1,370)
Net cash used in financing activities	(23,372)	(7,829)	(7,590)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,332)	(4,306)	1,831
Cash and Cash Equivalents, Beginning of Period	5,872	10,178	8,347
Cash and Cash Equivalents, End of Period	$1,540	$5,872	$10,178

Supplemental Disclosures:
Income tax payments, net	$5,448	$11,447	$4,964
Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(in thousands)

1.	The accompanying Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of Investors Title Company and Subsidiaries.

2.	Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2018	2017	2016
Investors Title Insurance Company, net*	$12,749	$13,236	$15,838
Investors Title Exchange Corporation	500	300	100
Investors Title Accommodation Corporation	40	80	45
Investors Capital Management Company	—	—	—
Investors Trust Company	200	200	750
Investors Title Commercial Agency, LLC	750	150	125
National Investors Holdings, LLC	886	850	473
Total	$15,125	$14,816	$17,331

* Total dividends of $16,307, $14,330 and $16,048 paid to the Parent Company in 2018, 2017 and 2016, respectively, netted with dividends of $3,558, $1,094 and $210 received from the Parent Company in 2018, 2017 and 2016, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims. Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Year Ended December 31, 2018 (in thousands)
Title Insurance	$—	$31,729	$—	$459	$138,125	$2,542	$(332)	$—	$121,207	N/A
All Other	—	—	—	—	—	1,054	—	—	8,315	N/A
	$—	$31,729	$—	$459	$138,125	$3,596	$(332)	$—	$129,522	N/A

Year Ended December 31, 2017 (in thousands)
Title Insurance	$—	$34,801	$—	$537	$140,502	$5,834	$3,311	$—	$120,225	N/A
All Other	—	—	—	—	—	770	—	—	7,820	N/A
	$—	$34,801	$—	$537	$140,502	$6,604	$3,311	$—	$128,045	N/A

Year Ended December 31, 2016 (in thousands)
Title Insurance	$—	$35,305	$—	$476	$122,522	$5,936	$243	$—	$103,581	N/A
All Other	—	—	—	—	—	642	—	—	6,533	N/A
	$—	$35,305	$—	$476	$122,522	$6,578	$243	$—	$110,114	N/A

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentages of Amount Assumed to Net
Year Ended December 31, 2018 (in thousands)
Title Insurance	$138,448	$327	$4	$138,125	—%

Year Ended December 31, 2017 (in thousands)
Title Insurance	$140,763	$264	$3	$140,502	—%

Year Ended December 31, 2016 (in thousands)
Title Insurance	$122,646	$141	$17	$122,522	0.01%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charge to Other Accounts – Describe	Deductions – Describe		Balance at End of Period
2018 (in thousands)
Premiums receivable:
Valuation provision	$376	$4,086	$—	$(4,158)	(a)	$304
Reserves for claims	$34,801	$(332)	$—	$(2,740)	(b)	$31,729

2017 (in thousands)
Premiums receivable:
Valuation provision	$372	$5,784	$—	$(5,780)	(a)	$376
Reserves for claims	$35,305	$3,311	$—	$(3,815)	(b)	$34,801

2016 (in thousands)
Premiums receivable:
Valuation provision	$3,553	$2,679	$—	$(5,860)	(a)	$372
Reserves for claims	$37,788	$243	$—	$(2,726)	(b)	$35,305

(a)	Canceled premiums

(b)	Payments of claims, net of recoveries

INDEX TO EXHIBITS

Exhibit Number	Description	Location

3.1(a)	Articles of Incorporation dated January 22, 1973	Incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973	Incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(c)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987	Incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(d)	Articles of Amendment to Articles of Incorporation, dated May 15, 2002	Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended June 30, 2002, File No. 11774

3.1(e)	Articles of Amendment to Articles of Incorporation, dated November 2, 2002	Incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended March 31, 2003, File No. 11774

3.1(f)	Articles of Amendment to Articles of Incorporation, dated October 31, 2012	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 31, 2012, File No. 11774

3.2	Amended and Restated By-laws, dated November 9, 2015	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 9, 2015, File No. 11774

4.1	Amended and Restated Rights Agreement dated October 31, 2012, between the Company and Broadridge Issuer Solutions, Inc., as Rights Agent, dated October 31, 2012	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 2, 2012, File No. 11774

10.1*	Amended and Restated Employment Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.2*	Amended and Restated Employment Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.3*	Amended and Restated Employment Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.4*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.5*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.6*	Death Benefit Plan Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.7*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.8*	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.9(a)*	2009 Stock Appreciation Right Plan effective March 2, 2009	Incorporated by reference to Appendix A to the Proxy Statement dated May 26, 2009, File No. 11774

10.9(b)*	Form of Stock Appreciation Rights Agreement under 2009 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2011, File No. 11774

10.10*	Summary of Non-Employee Director Compensation	Filed herewith

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement