Form 10-Q
period 2019-03-31
INVESTORS TITLE CO
filed 2019-05-08
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No   X

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ITIC	The NASDAQ Stock Market LLC
Rights to Purchase Series A Junior Participating Preferred Stock		The NASDAQ Stock Market LLC

As of April 22, 2019, there were 1,888,682 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2019 and December 31, 2018
(in thousands)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$22,052	$18,694
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: March 31, 2019: $86,539; December 31, 2018: $87,714)	89,232	88,957
Equity securities, at fair value (cost: March 31, 2019: $32,055; December 31, 2018: $31,255)	53,959	48,489
Short-term investments	29,696	32,787
Other investments	11,577	12,436
Total investments	184,464	182,669

Premium and fees receivable	10,744	12,128
Accrued interest and dividends	1,368	946
Prepaid expenses and other receivables	7,216	7,288
Property, net	10,092	10,304
Goodwill and other intangible assets, net	10,654	10,780
Operating lease right-of-use assets	4,925	—
Other assets	1,475	1,459
Total Assets	$252,990	$244,268

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$31,384	$31,729
Accounts payable and accrued liabilities	22,791	27,735
Operating lease liabilities	4,927	—
Current income taxes payable	5,840	4,981
Deferred income taxes, net	5,319	4,184
Total liabilities	70,261	68,629

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,889 and 1,887 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	180,637	174,690
Accumulated other comprehensive income	2,092	949
Total stockholders' equity	182,729	175,639
Total Liabilities and Stockholders’ Equity	$252,990	$244,268

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three Months Ended March 31, 2019 and 2018
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Net premiums written	$28,795	$29,559
Escrow and other title-related fees	1,322	1,504
Non-title services	2,388	1,592
Interest and dividends	1,256	1,118
Other investment income	410	269
Net realized investment gains	790	153
Net unrealized gain (loss) on equity investments	4,670	(642)
Other	315	223
Total Revenues	39,946	33,776

Operating Expenses:
Commissions to agents	15,058	14,025
Provision (benefit) for claims	226	(1,406)
Personnel expenses	11,612	11,340
Office and technology expenses	2,223	2,069
Other expenses	2,514	2,523
Total Operating Expenses	31,633	28,551

Income before Income Taxes	8,313	5,225

Provision for Income Taxes	1,687	1,052

Net Income	6,626	4,173

Net Loss Attributable to Noncontrolling Interests	—	3

Net Income Attributable to the Company	$6,626	$4,176

Basic Earnings per Common Share	$3.51	$2.21

Weighted Average Shares Outstanding – Basic	1,887	1,886

Diluted Earnings per Common Share	$3.49	$2.20

Weighted Average Shares Outstanding – Diluted	1,896	1,897

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2019 and 2018
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$6,626	$4,173
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on investments arising during the period*	1,450	(1,660)
Other comprehensive income (loss), before tax	1,450	(1,660)
Income tax expense (benefit) related to net unrealized gain (loss) on investments arising during the period*	307	(351)
Net income tax expense (benefit) on other comprehensive income (loss)	307	(351)
Other comprehensive income (loss)	1,143	(1,309)
Comprehensive Income	$7,769	$2,864
Comprehensive loss attributable to noncontrolling interests	—	3
Comprehensive Income Attributable to the Company	$7,769	$2,867

* Amounts relate to fixed maturity securities only.

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2019 and 2018
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2018	1,886	$—	$161,891	$15,945	$85	$177,921
Net income attributable to the Company			4,176			4,176
Dividends paid ($0.40 per share)			(755)			(755)
Repurchases of common stock	—		(29)			(29)
Exercise of stock appreciation rights	1		(1)			(1)
Share-based compensation expense related to stock appreciation rights			62			62
Cumulative effect adjustment for adoption of new accounting standards			13,627	(13,627)		—
Net unrealized loss on investments				(1,309)		(1,309)
Net loss attributable to noncontrolling interests					(3)	(3)
Balance, March 31, 2018	1,887	$—	$178,971	$1,009	$82	$180,062

Balance, January 1, 2019	1,887	$—	$174,690	$949	$—	$175,639
Net income attributable to the Company			6,626			6,626
Dividends paid ($0.40 per share)			(755)			(755)
Repurchases of common stock	—		(11)			(11)
Exercise of stock appreciation rights	2		(1)			(1)
Share-based compensation expense related to stock appreciation rights			88			88
Net unrealized gain on investments				1,143		1,143
Balance, March 31, 2019	1,889	$—	$180,637	$2,092	$—	$182,729

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$6,626	$4,173
Adjustments to reconcile net income to net cash used in by operating activities:
Depreciation	433	400
Amortization of investments, net	133	235
Amortization of other intangible assets, net	126	181
Share-based compensation expense related to stock appreciation rights	88	62
Net gain on disposals of property	(3)	(9)
Net realized investment gains	(790)	(153)
Net unrealized (gain) loss on equity investments	(4,670)	642
Net earnings from other investments	(208)	(109)
Provision (benefit) for claims	226	(1,406)
Provision for deferred income taxes	828	484
Changes in assets and liabilities:
Decrease in premium and fees receivables	1,384	142
Increase in other assets	(366)	(447)
Increase in operating lease right-of-use assets	(4,925)	—
Decrease in current income taxes receivable	—	385
Decrease in accounts payable and accrued liabilities	(4,944)	(4,689)
Increase in operating lease liabilities	4,927	—
Increase in current income taxes payable	859	215
Payments of claims, net of recoveries	(571)	(625)
Net cash used in operating activities	(847)	(519)

Investing Activities
Purchases of equity securities	(1,572)	(815)
Purchases of short-term investments	(50,015)	(2,457)
Purchases of other investments	(776)	(145)
Proceeds from sales and maturities of fixed maturity securities	925	1,005
Proceeds from sales of equity securities	1,561	441
Proceeds from sales and maturities of short-term investments	53,224	5,143
Proceeds from sales and distributions of other investments	1,843	686
Purchases of property	(225)	(609)
Proceeds from the sale of property	7	15
Net cash provided by investing activities	4,972	3,264

Financing Activities
Repurchases of common stock	(11)	(29)
Exercise of stock appreciation rights	(1)	(1)
Dividends paid	(755)	(755)
Net cash used in financing activities	(767)	(785)

Net Increase in Cash and Cash Equivalents	3,358	1,960
Cash and Cash Equivalents, Beginning of Period	18,694	20,214
Cash and Cash Equivalents, End of Period	$22,052	$22,174

Consolidated Statements of Cash Flows, continued
	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$—	$(32)
Non Cash Investing and Financing Activities:
Non cash net unrealized (gain) loss on investments, net of deferred tax (provision) benefit of $(307) and $351 for March 31, 2019 and 2018, respectively	$(1,143)	$1,309

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2019
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2018 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2019 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2019 or any other interim period.

Use of Estimates and Assumptions – The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.

Subsequent Events – The Company has evaluated and concluded that there were no material subsequent events requiring adjustment or disclosure to its Consolidated Financial Statements.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). ASU 2016-02 updated guidance to improve financial reporting for leasing transactions. The core principle of the guidance is that lessees will be required to recognize assets and liabilities on the balance sheet for all leases with terms of more than twelve months. A lessee will recognize a liability to make lease payments and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term. Disclosures are required by lessees to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, with certain practical expedients available. The update was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this update on January 1, 2019 with no material impact on the Company's Consolidated Statements of Income or the Consolidated Statements of Cash Flows. The update did have a material impact on the Company's Consolidated Balance Sheets, which included the recognition of operating lease ROU assets and operating lease liabilities. Refer to Note 12 and the Significant Accounting Policies section, below, for further information regarding the Company's accounting for leases.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. Specifically, the ASU shortens the amortization period for certain investments in callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The update was effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this update on January 1, 2019 with no impact on the Company's financial position and results of operations.

Recently Issued Accounting Standards

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

Significant Accounting Policies – The Company has updated the following accounting policies due to the adoption of ASU 2016-02, Leases (Topic 842):

At inception, the Company determines if an arrangement is a lease. The Company enters into lease agreements that are primarily used for office space, and all current leases are accounted for as operating leases. Amounts related to operating leases are included in operating lease ROU assets and operating lease liabilities on the Company's Consolidated Balance Sheets. Operating lease ROU assets represent the Company’s right to use an underlying asset for the stated lease term. Operating lease liabilities represent the Company’s obligation to make lease payments arising from an operating lease. Operating lease ROU assets and liabilities are recognized at the date of the lease commencement, and are based on the present value of lease payments over the lease term. In addition, the Company elected certain practical expedients and did not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for any expired or existing leases. The Company's current leases do not provide an implicit interest rate, thus the Company utilized the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields in determining the present value of lease payments. A portion of the Company's current leases include an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The operating lease liability recorded in the Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. A lease expense is recognized on a straight-line basis over the lease term. Adjustments for straight-line rental expense for the periods presented are not material and as such, the lease expense recognized was reflected in cash used in operating activities for the respective periods. Refer to Note 12 for further information about the Company's leases.

Note 2 – Reserve for Claims

Activity in the reserve for claims for the three-month period ended March 31, 2019 and the year ended December 31, 2018 are summarized as follows:

(in thousands)	March 31, 2019	December 31, 2018
Balance, beginning of period	$31,729	$34,801
Provision (benefit), charged to operations	226	(332)
Payments of claims, net of recoveries	(571)	(2,740)
Balance, end of period	$31,384	$31,729

The total reserve for all reported and unreported losses the Company incurred through March 31, 2019 is represented by the reserve for claims. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2019. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	March 31, 2019%		December 31, 2018%
Known title claims	$3,074	9.8	$3,007	9.5
IBNR	28,310	90.2	28,722	90.5
Total reserve for claims	$31,384	100.0	$31,729	100.0

Claims and losses paid are charged to the reserve for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the Company carries assets at the lower of cost or estimated fair value, net of any indebtedness on the property.

Note 3 – Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, as share-based awards are exercised, (a) the exercise price of a share-based award and (b) the amount of compensation cost, if any, for future services that the Company has not yet recognized, are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Net income attributable to the Company	$6,626	$4,176
Weighted average common shares outstanding – Basic	1,887	1,886
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	9	11
Weighted average common shares outstanding – Diluted	1,896	1,897
Basic earnings per common share	$3.51	$2.21
Diluted earnings per common share	$3.49	$2.20

There were 9 thousand potential shares excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2019. There were no potential shares excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2018.

The Company historically has adopted employee stock award plans under which restricted stock, options or stock appreciation rights ("SARs") exercisable for the Company's stock, may be granted to key employees or directors of the Company. There are currently no active plans from which the Company may grant share-based awards.

As of March 31, 2019, the only outstanding awards under the plans were SARs, which expire seven years from the date of grant, and all of which vest and are exercisable within one year of the date of grant. All SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

There was approximately $88 thousand and $62 thousand of compensation expense relating to SARs vesting on or before March 31, 2019 and 2018, respectively, included in personnel expenses in the Consolidated Statements of Income. As of March 31, 2019, there was no unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	25	$93.40	3.98	2,624
SARs granted	4	188.71
SARs exercised	(1)	41.50
Outstanding as of December 31, 2018	28	$110.27	3.64	2,019
SARs granted	—	—
SARs exercised	(3)	50.50
Outstanding as of March 31, 2019	25	$117.30	3.78	1,331

Exercisable as of March 31, 2019	25	$117.30	3.78	1,331

Unvested as of March 31, 2019	—	$—	0.00	—

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

Provided below is selected financial information about the Company's operations by segment for the three-month periods ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$31,319	$2,691	$(1,190)	$32,820
Investment income	5,430	906	—	6,336
Net realized gain on investments	764	26	—	790
Total revenues	$37,513	$3,623	$(1,190)	$39,946
Operating expenses	30,452	2,237	(1,056)	31,633
Income before income taxes	$7,061	$1,386	$(134)	$8,313
Total assets	$200,187	$52,803	$—	$252,990

Three Months Ended March 31, 2018 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$32,421	$1,890	$(1,433)	$32,878
Investment income	614	131	—	745
Net realized gain on investments	143	10	—	153
Total revenues	$33,178	$2,031	$(1,433)	$33,776
Operating expenses	27,792	2,058	(1,299)	28,551
Income (loss) before income taxes	$5,386	$(27)	$(134)	$5,225
Total assets	$191,396	$53,285	$—	$244,681

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $12.1 million and $10.9 million as of March 31, 2019 and December 31, 2018, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Service cost – benefits earned during the year	$—	$—
Interest cost on the projected benefit obligation	8	8
Amortization of unrecognized losses	—	—
Net periodic benefit cost	$8	$8

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of March 31, 2019 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$1,018	$—	$4	$1,014
General obligations of U.S. states, territories and political subdivisions	21,627	527	11	22,143
Special revenue issuer obligations of U.S. states, territories and political subdivisions	53,894	1,827	73	55,648
Corporate debt securities	10,000	444	17	10,427
Total	$86,539	$2,798	$105	$89,232

As of December 31, 2018 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$1,023	$—	$7	$1,016
General obligations of U.S. states, territories and political subdivisions	19,518	229	143	19,604
Special revenue issuer obligations of U.S. states, territories and political subdivisions	56,675	1,237	329	57,583
Corporate debt securities	10,498	303	47	10,754
Total	$87,714	$1,769	$526	$88,957

The special revenue category for both periods presented includes approximately 60 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at March 31, 2019 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,200	$13,216
Due one year through five years	31,881	32,984
Due five years through ten years	40,650	41,872
Due after ten years	808	1,160
Total	$86,539	$89,232

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or Longer		Total
As of March 31, 2019 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$—	$—	$1,014	$(4)	$1,014	$(4)
General obligations of U.S. states, territories and political subdivisions	1,559	(2)	1,076	(9)	2,635	(11)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,464	(1)	5,828	(72)	7,292	(73)
Corporate debt securities	6,234	(17)	—	—	6,234	(17)
Total temporarily impaired securities	$9,257	$(20)	$7,918	$(85)	$17,175	$(105)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2018 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,016	$(7)	$—	$—	$1,016	$(7)
General obligations of U.S. states, territories and political subdivisions	4,888	(32)	6,469	(111)	11,357	(143)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	12,326	(100)	9,720	(229)	22,046	(329)
Corporate debt securities	4,490	(28)	3,733	(19)	8,223	(47)
Total temporarily impaired securities	$22,720	$(167)	$19,922	$(359)	$42,642	$(526)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 19 and 51 fixed maturity securities had unrealized losses at March 31, 2019 and December 31, 2018, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded no other-than-temporary impairment charges related to fixed maturity securities for the three-month periods ended March 31, 2019 and 2018. In the event the Company determines an other-than-temporary impairment charge is necessary, the expense would be recorded in net realized investment gains in the Consolidated Statements of Income when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of March 31, 2019 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$32,055	$53,959
Total	$32,055	$53,959

As of December 31, 2018 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$31,255	$48,489
Total	$31,255	$48,489

Unrealized holding gains and losses are reported in the Consolidated Statements of Income as net unrealized gain (loss) on equity securities.

Net Realized Investment Gains

Gross realized gains and losses on sales of investments for the three-month periods ended March 31 are summarized as follows:

(in thousands)	2019	2018
Gross realized gains from securities:
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—
Corporate debt securities	—	—
Common stocks	831	164
Total	$831	$164
Gross realized losses from securities:
General obligations of U.S. states, territories and political subdivisions	$—	$—
Special revenue issuer obligations of U.S. states, territories and political subdivisions	—	—
Common stocks	(41)	(11)
Other-than-temporary impairment of securities	—	—
Total	$(41)	$(11)
Net realized gains from securities	$790	$153
Net realized gains on other investments:
Gains on other investments	$—	$—
Total	$—	$—
Net realized investment gains	$790	$153

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of March 31, 2019:

Type of Investment (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$1,162	$1,129	$2,010
Real estate LLCs or LPs	Other investments	4,739	6,319	9,250
Small business investment LPs	Other investments	3,732	6,500	7,225
Total		$9,633	$13,948	$18,485

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of March 31, 2019 and December 31, 2018, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued dividends and interest is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value measured as of March 31, 2019 and December 31, 2018:

As of March 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions*	$—	$78,805	$—	$78,805
Corporate debt securities*	—	10,427	—	10,427
Total	$—	$89,232	$—	$89,232

As of December 31, 2018 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions*	$—	$78,203	$—	$78,203
Corporate debt securities*	—	10,754	—	10,754
Total	$—	$88,957	$—	$88,957

*Denotes fair market value obtained from pricing services.

The estimated fair values of equity investments and other financial instruments as of March 31, 2019 and December 31, 2018 are presented in the following table:

As of March 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$22,052	$—	$—	$22,052
Accrued interest and dividends	1,368	—	—	1,368
Equity securities, at fair value:
Common stocks	53,959	—	—	53,959
Short-term investments:
Commercial paper and money market funds	29,696	—	—	29,696
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	5,393	5,393
Equity investments in unconsolidated affiliates, measurement alternative	—	—	6,184	6,184
Total	$107,075	$—	$11,577	$118,652

As of December 31, 2018 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$18,694	$—	$—	$18,694
Accrued interest and dividends	946	—	—	946
Equity securities, at fair value:
Common stocks	48,489	—	—	48,489
Short-term investments:
Commercial paper and money market funds	32,787	—	—	32,787
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	5,847	5,847
Equity investments in unconsolidated affiliates, measurement alternative	—	—	6,589	6,589
Total	$100,916	$—	$12,436	$113,352

The Company did not hold any Level 3 category debt or marketable equity investment securities as of March 31, 2019 or December 31, 2018.

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

Certain equity investments under the measurement alternative are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the Consolidated Statements of Income. There were no impairments of such investments made during the three-month period ended March 31, 2019 or the twelve-month period ended December 31, 2018. The following table presents a rollforward of equity investments under the measurement alternative as of March 31, 2019 and December 31, 2018:

(in thousands)	Balance, January 1, 2019	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, March 31, 2019
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$6,589	$—	$—	$613	$(1,018)	$6,184
Total	$6,589	$—	$—	$613	$(1,018)	$6,184

(in thousands)	Balance, January 1, 2018	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2018
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$5,439	$—	$—	$1,486	$(336)	$6,589
Total	$5,439	$—	$—	$1,486	$(336)	$6,589

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $269.4 million and $308.7 million as of March 31, 2019 and December 31, 2018, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenues include earnings on these deposits; therefore, investment income is shown as non-title services on the Consolidated Statements of Income rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following tables set forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (in thousands)	As of March 31, 2019	As of December 31, 2018
Other investments	$5,393	$5,847
Premium and fees receivable	$422	$409

Financial Statement Classification, Consolidated Statements of Income (in thousands)	Three Months Ended March 31,

	2019	2018
Net premiums written	$3,119	$3,191
Non-title services and other investment income	$473	$243
Commissions to agents	$2,073	$2,115

Note 9 – Intangible Assets and Goodwill

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2019 and 2018 that would indicate the carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of March 31, 2019	As of December 31, 2018
Referral relationships	$6,416	$6,416
Non-compete agreements	1,406	1,406
Tradename	560	560
Total	8,382	8,382
Accumulated amortization	(2,078)	(1,952)
Identifiable intangible assets, net	$6,304	$6,430

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2019	$378
2020	569
2021	562
2022	525
2023	525
Thereafter	3,745
Total	$6,304

Goodwill and Title Plant

As of March 31, 2019, the Company recognized $4.4 million in goodwill and $690 thousand in a title plant, net of impairments, as the result of title insurance agency acquisitions.  The title plant is included with other assets in the Consolidated Balance Sheets. The fair values of goodwill and the title plant, both Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2019 and 2018 that would indicate the carrying amounts may not be recoverable, and therefore determined that neither goodwill nor the title plant were impaired.

Note 10 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$981	$(32)	$949
Cumulative effect adjustment for adoption of new accounting standards	—	—	—
Other comprehensive gain before reclassifications	1,143	—	1,143
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive gain	1,143	—	1,143
Ending balance	$2,124	$(32)	$2,092

Three Months Ended March 31, 2018 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$16,003	$(58)	$15,945
Cumulative effect adjustment for adoption of new accounting standards	(13,616)	(11)	(13,627)
Other comprehensive loss before reclassifications	(1,309)	—	(1,309)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive loss	(1,309)	—	(1,309)
Ending balance	$1,078	$(69)	$1,009

There were no amounts reclassified out of each component of accumulated other comprehensive income for the three-month periods ended March 31, 2019 and 2018.

Note 11 – Revenue from Contracts with Customers

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance does not apply to revenue associated with insurance contracts (including title insurance policies), financial instruments and lease contracts; and therefore is primarily applicable to the following Company revenue categories.

Escrow and other title-related fees – The Company’s title segment recognizes commission revenue and fees related to items such as searches, settlements, commitments and other ancillary services. Escrow and other title-related fees are recognized as revenue at the time of the related transactions as the earnings process, or performance obligation, is then considered to be complete.

Non-title services – Through various subsidiaries, the Company offers management services, tax-deferred real property exchange services, investment management and trust services. Nonrefundable exchange fees are recognized as revenue upon receipt of the funds, which is at the time of closing of the initial sale of property. All other non-title service fees are recognized as revenue as performance obligations are completed.

Other – The Company occasionally recognizes revenue from other miscellaneous contracts which can include, but is not limited to seminar and education registration fees and software licensing contracts. These revenue streams are deemed immaterial to the operations of the Company, and revenue is recognized when, or as, performance obligations are completed.

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenue from contracts with customers:
Escrow and other title-related fees	$1,322	$1,504
Non-title services	2,388	1,592
Total revenue from contracts with customers	3,710	3,096
Other sources of revenue:
Net premiums written	28,795	29,559
Investment-related revenue	7,126	898
Other	315	223
Total revenues	$39,946	$33,776

Note 12 – Leases

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease.

A portion of the Company's current leases include an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The operating lease liability recorded in the Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. The Company, in determining the present value of lease payments, utilized the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields, as explicit rates of interest were not readily determinable in the lease contracts. The Company does not carry debt, thus no incremental borrowing rate was available to the Company.

Lease expense is included in office and technology expenses in the Consolidated Statements of Income. Information regarding the Company’s operating leases is as follows:

(in thousands)	Three Months Ended March 31, 2019
Operating leases	$314
Short-term leases (b)	34
Lease expense	$348
Sub-lease income	—
Lease cost	$348

(b)	Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.

Components of the operating lease liability presented on the Consolidated Balance Sheets are as follows:

(in thousands)	As of March 31, 2019
Current:
Operating lease liabilities	$1,056
Non-current:
Operating lease liabilities	3,871
Total operating lease liabilities	$4,927

The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2019, are summarized as follows:

Year Ended (in thousands)
2019	$936
2020	1,206
2021	1,100
2022	857
2023	549
Thereafter	851
Total undiscounted payments	$5,499
Less: present value adjustment	(572)
Operating lease liabilities	$4,927

Supplemental lease information is as follows:

As of March 31, 2019
Weighted average remaining lease term (years)	5.20
Weighted average discount rate	4.2%

The Company does not have any pending operating or financing lease agreements that become effective in future periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's Annual Report on Form 10-K for the year ended December 31, 2018 should be read in conjunction with the following discussion since it contains information which is important for evaluating the Company's operating results and financial condition. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual results may vary.

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 91.6% of the Company's revenues for the three-month period ended March 31, 2019. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

Revenues for the title insurance segment primarily result from purchases of new and existing residential and commercial real estate, mortgage refinance activity and certain other types of mortgage lending such as home equity lines of credit.

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

Historically, the title insurance business tends to be seasonal as well as cyclical. Because home sales are typically strongest in periods of favorable weather, the first calendar quarter tends to have the lowest activity levels, while the spring and summer quarters tend to be more active. Mortgage refinance activity tends to be influenced less by seasonality and more by economic cycles, with activity levels increasing during times of falling interest rates.

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

Real Estate Environment

The Mortgage Bankers Association's ("MBA") March 21, 2019 Mortgage Finance Forecast (“MBA Forecast”) projects 2019 purchase activity to increase 5.0% to $1,244 billion and mortgage refinance activity to decrease 9.4% to $415 billion, resulting in a net increase in total mortgage originations of 1.0% to $1,659 billion, all from 2018 levels. In 2018, purchase activity accounted for 72.1% of all mortgage originations and is projected in the MBA Forecast to represent 75.0% of all mortgage originations in 2019.

In most parts of the country, the labor market remains strong and wages are rising. The MBA's March 2019 Economic and Mortgage Finance Commentary ("MBA Commentary") predicts that the unemployment rate will continue to decrease, and is projected to be 3.6% by the end of 2019. Mortgage rates have dropped since the fourth quarter of 2018, creating mortgage refinance opportunities and incentives for certain borrowers and leading to an expectation for less of a drop in mortgage refinance volume in 2019 compared to 2018. Along with the lower mortgage rates, prospective buyers in some markets have seen an increase in the availability of homes for sale. These factors have contributed to the MBA forecasting an increase in total mortgage originations in 2019.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 4.4% and 4.3% for the three-month periods ended March 31, 2019 and 2018, respectively. Per the MBA Forecast, mortgage interest rates are projected to increase to 4.6% in the fourth quarter of 2019, and the MBA Commentary anticipates mortgage rates topping out at 4.8% through 2021.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three-month period ended March 31, 2019, the Company made the following changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission.

The Company has updated the following accounting policies due to the adoption of ASU 2016-02, Leases (Topic 842):

At inception, the Company determines if an arrangement is a lease. The Company enters into lease agreements that are primarily used for office space, and all current leases are accounted for as operating leases. Amounts related to operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities on the Company's Consolidated Balance Sheets. Operating lease ROU assets represent the Company’s right to use an underlying asset for the stated lease term. Operating lease liabilities represent the Company’s obligation to make lease payments arising from an operating lease. Operating lease ROU assets and liabilities are recognized at the date of the lease commencement, and are based on the present value of lease payments over the lease term. In addition, the Company elected certain practical expedients and did not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for any expired or existing leases. The Company's current leases do not provide an implicit interest rate, thus the Company utilized the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields in determining the present value of lease payments. The Company's lease terms may include options to extend or terminate a lease when it is reasonably certain that the Company will exercise that option. A lease expense is recognized on a straight-line basis over the lease term. Adjustments for straight-line rental expense for the periods presented are not material and as such, the lease expense recognized was reflected in cash used in operating activities for the respective periods. Refer to Note 12 to the Notes to Consolidated Financial Statements for further information about the Company's leases.

Results of Operations

The following table presents certain income statement data for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenues:
Net premiums written	$28,795	$29,559
Escrow and other title-related fees	1,322	1,504
Non-title services	2,388	1,592
Interest and dividends	1,256	1,118
Other investment income	410	269
Net realized investment gains	790	153
Net unrealized gain (loss) on equity investments	4,670	(642)
Other	315	223
Total Revenues	39,946	33,776

Operating Expenses:
Commissions to agents	15,058	14,025
Provision (benefit) for claims	226	(1,406)
Personnel expenses	11,612	11,340
Office and technology expenses	2,223	2,069
Other expenses	2,514	2,523
Total Operating Expenses	31,633	28,551

Income before Income Taxes	8,313	5,225

Provision for Income Taxes	1,687	1,052

Net Income Attributable to the Company	$6,626	$4,176

Insurance Revenues

Insurance revenues include net premiums written and other title-related income that includes escrow and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written decreased 2.6% for the three-month periods ended March 31, 2019 to $28.8 million, compared with $29.6 million the same prior year period. The decrease was primarily driven by lower volume in certain markets, partially offset by an increase in real estate prices.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of premiums generated by branch and agency operations for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands, except percentages)	2019	%	2018	%
Home and Branch	$7,166	24.9	$8,617	29.2
Agency	21,629	75.1	20,942	70.8
Total	$28,795	100.0	$29,559	100.0

Home and Branch Office Net Premiums – In the Company's home and branch operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations decreased 16.8% for the three-month period ended March 31, 2019, compared with the same prior year period. The decrease for the three-month period ended March 31, 2019 was primarily attributable to lower volume of mortgage activity and a shift in market mix.

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

Agency net premiums written increased 3.3% for the three-month period ended March 31, 2019, compared with the same prior year period. The increase for the three-month period ended March 31, 2019 was primarily attributable to higher real estate values, partially offset by a shift in market mix.

Following is a schedule of net premiums written for the three-month periods ended March 31, 2019 and 2018 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended March 31,
State (in thousands)	2019	2018
North Carolina	$10,205	$11,628
Texas	6,115	5,411
South Carolina	3,271	3,545
Georgia	3,199	2,481
Virginia	1,178	1,418
All Others	4,982	5,140
Premiums Written	28,950	29,623
Reinsurance Assumed	—	2
Reinsurance Ceded	(155)	(66)
Net Premiums Written	$28,795	$29,559

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. Escrow and other title-related fee revenues were $1.3 million for the three-month period ended March 31, 2019 compared with $1.5 million for the same prior year period. The decline in 2019 primarily relates to a decline in commission income, partially offset by a slight increase in fee income. Escrow and other title-related fees typically trend in conjunction with premiums written.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $2.4 million for the three-month period ended March 31, 2019, compared with $1.6 million for the same prior year period. The increase for the three-month period ended March 31, 2019 primarily related to increases in revenue from exchange services.

Investment-Related Revenues

Investment-related revenues include interest and dividends, other investment income, net realized investment gains and the net unrealized gain (loss) on equity investments.

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

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable or tax-exempt fixed maturity securities and equity securities.  The Company also invests in short-term investments that include commercial paper and money market funds. The Company strives to maintain a high quality investment portfolio.  Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

Interest and dividends were $1.3 million and $1.1 million for the three-month periods ended March 31, 2019 and 2018, respectively. The increase in 2019 was primarily due to an increase in dividends received from equity securities due to a higher portfolio balance.

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

Other investment income was $410 thousand for the three-month period ended March 31, 2019, compared with $269 thousand for the same prior year period.

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

The net realized investment gains were $790 thousand for the three-month period ended March 31, 2019, compared with $153 thousand for the same prior year period. The net realized investment gains for the three-month periods ended March 31, 2019 and 2018 did not include any impairment charges. Management believes unrealized losses on remaining fixed maturity securities at March 31, 2019 are temporary in nature.

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

Net Unrealized Gain (Loss) on Equity Investments

The net unrealized gain on equity securities was $4.7 million for the three-month period ended March 31, 2019 and a net unrealized loss of $642 thousand for the three-month period ended March 31, 2018. Such fluctuations are the result of changes in general market conditions during the respective periods.

Other Revenues

Other revenues primarily include state tax credit income, gains and losses on the disposal of fixed assets and miscellaneous revenues. Other revenues were $315 thousand for the three-month period ended March 31, 2019, compared with $223 thousand for the same prior year period.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 10.8% for the three-month period ended March 31, 2019, compared with the same prior year period. The increase for the three-month period ended March 31, 2019 was primarily due to an increase in the provision for claims and commissions to agents.

Following is a summary of the Company's operating expenses for the three-month periods ended March 31, 2019 and 2018. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended March 31,
(in thousands, except percentages)	2019	%	2018	%
Title Insurance	$29,427	93.0	$26,516	92.9
All Other	2,206	7.0	2,035	7.1
Total	$31,633	100.0	$28,551	100.0

On a combined basis, after-tax profit margins were 16.6% for the three-month period ended March 31, 2019, compared with 12.4% for the same prior year period. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $11.6 million for the three-month period ended March 31, 2019, compared with $11.3 million for the same prior year period. On a consolidated basis, personnel expenses as a percentage of total revenues were 29.1% for the three-month period ended March 31, 2019, compared with 33.6% for the same prior year period. The increase in personnel expenses for the three-month period ended March 31, 2019 was primarily the result of normal inflationary increases on salaries and benefits.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $2.2 million for the three-month period ended March 31, 2019, compared with $2.1 million for the same prior year period. The increase in office and technology expenses in 2019 primarily related to increases in software, facilities and hardware expenses in conjunction with ongoing investments in client-facing technology applications.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $2.5 million for both of the three-month periods ended March 31, 2019 and 2018.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 7.4% for the three-month period ended March 31, 2019, compared with the same prior year period. Commission expense as a percentage of net premiums written by agents was 69.6% for the three-month period ended March 31, 2019, compared with 67.0% for the same prior year period. Commission expense for the three-month period ended March 31, 2019 moved commensurate with agent net premiums written. Commissions expense as a percentage of net premiums written increased primarily due to changes in geographic mix. Commission rates vary by market due to local practice, competition and state regulations.

Provision (Benefit) for Claims – The provision (benefit) for claims as a percentage of net premiums written was 0.8% for the three-month period ended March 31, 2019, compared with (4.8)% for the same prior year period. The increase in the provision for claims for the three-month period ended March 31, 2019, compared with the same prior year period, primarily relates to less favorable development in the current quarter compared with last year.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $571 thousand and $625 thousand for the three-month periods ended March 31, 2019 and 2018, respectively.

At March 31, 2019, the total reserve for claims was $31.4 million. Of that total, approximately $3.1 million was reserved for specific claims, and approximately $28.3 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

Changes from prior periods in the expected liability for claims reflect the uncertainty of the claims environment, as well as the limited predictive power of historical data. The Company continually updates and refines its reserve estimates as current experience develops and credible data emerges. Such data includes payments on claims closed during the quarter, new details that emerge on open cases that cause claims adjusters to increase or decrease the case reserves, and the impact that these types of changes have on the Company’s total loss provision. Adjustments may be required as new information develops, which often varies from past experience.

Income Taxes

The provision for income taxes was $1.7 million for the three-month period ended March 31, 2019, compared with $1.1 million for the same prior year period. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 20.3% for the three-month period ended March 31, 2019, compared with 20.1% for the same prior year period. The effective income tax rates for both 2019 and 2018 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairment and unrecognized losses recorded through March 31, 2019 will be realized. However, this judgment could be impacted by further market fluctuations.

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

Cash Flows – Net cash flows used in operating activities were $847 thousand and $519 thousand for the three-month periods ended March 31, 2019 and 2018, respectively. Cash flows used in operating activities increased in 2019 from 2018, primarily due to the timing of disbursements included in accounts payable and accrued liabilities.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the payment of dividends. In 2019, proceeds received from investments outpaced the increase in purchase activity, compared with the prior year period.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of March 31, 2019, the Company held cash and cash equivalents of $22.1 million, short-term investments of $29.7 million, available-for-sale fixed maturity securities of $89.2 million and equity securities of $54.0 million. The net effect of all activities on total cash and cash equivalents was an increase of $3.4 million in 2019.

Capital Resources – The amount of capital resources the Company maintains is influenced by state regulation, the need to maintain superior financial ratings from third-party rating agencies and other marketing and operational considerations.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of March 31, 2019, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased 66 and 149 shares for the three-month periods ended March 31, 2019 and 2018, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital Expenditures were approximately $225 thousand for the three-month period ended March 31, 2019. In 2019, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $269.4 million and $308.7 million as of March 31, 2019 and December 31, 2018, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

External assets under management of Investors Trust Company are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.

It is not the general practice of the Company to enter into off-balance sheet arrangements or issue guarantees to third parties. The Company does not have any material source of liquidity or financing that involves off-balance sheet arrangements. Other than items noted above, off-balance sheet arrangements are generally limited to the future payments due under various agreements with third-party service providers.

Recent Accounting Standards

For a description of recent accounting pronouncements, please refer to Note 1 in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

•	changes in interest rates and real estate values;

•	changes in general economic, business, and political conditions, including the performance of the financial and real estate markets;

•	potential reform of government sponsored entities;

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

•	the Company’s reliance upon the North Carolina, Texas, South Carolina and Georgia markets for a significant portion of its premiums;

•	compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;

•	the impact of governmental oversight of compliance of the Company's service providers, including the application of financial regulation designed to protect consumers;

•	possible downgrades from a rating agency, which could result in a loss of underwriting business;

•	the inability of the Company to manage, develop and implement technological advancements and prevent system interruptions or unauthorized system intrusions;

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

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider the possibility that actual results may differ materially from our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2019, there were no material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1.

Item 1a.    Risk Factors

There have been no material changes in risks previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended March 31, 2019, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				428,295
January 2019	—	$—	—	428,295
February 2019	—	$—	—	428,295
March 2019	66	$168.50	66	428,229
Total	66	$168.50	66	428,229

For the quarter ended March 31, 2019, the Company purchased 66 shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  May 8, 2019