Form 10-Q
period 2019-09-30
INVESTORS TITLE CO
filed 2019-11-07
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 18, 2019, there were 1,888,672 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2019 and December 31, 2018
(in thousands)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$43,992	$18,694
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: September 30, 2019: $80,947; December 31, 2018: $87,714)	85,037	88,957
Equity securities, at fair value (cost: September 30, 2019: $32,332; December 31, 2018: $31,255)	55,785	48,489
Short-term investments	21,714	32,787
Other investments	12,689	12,436
Total investments	175,225	182,669

Premium and fees receivable	12,630	12,128
Accrued interest and dividends	1,161	946
Prepaid expenses and other receivables	6,676	7,288
Property, net	9,914	10,304
Goodwill and other intangible assets, net	10,401	10,780
Operating lease right-of-use assets	4,619	—
Other assets	1,496	1,459
Total Assets	$266,114	$244,268

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$31,805	$31,729
Accounts payable and accrued liabilities	27,530	27,735
Operating lease liabilities	4,622	—
Current income taxes payable	142	4,981
Deferred income taxes, net	6,125	4,184
Total liabilities	70,224	68,629

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,889 and 1,887 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	192,695	174,690
Accumulated other comprehensive income	3,195	949
Total stockholders' equity	195,890	175,639
Total Liabilities and Stockholders’ Equity	$266,114	$244,268

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2019 and 2018
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net premiums written	$40,169	$39,422	$103,942	$104,123
Escrow and other title-related fees	2,393	1,812	5,616	5,465
Non-title services	2,539	1,795	7,444	5,083
Interest and dividends	1,156	1,138	3,605	3,381
Other investment income	708	829	2,044	2,279
Net realized investment gains	423	188	1,199	629
Changes in the estimated fair value of equity security investments	406	2,920	6,218	2,626
Other	145	157	550	387
Total Revenues	47,939	48,261	130,618	123,973

Operating Expenses:
Commissions to agents	19,928	18,490	51,261	48,942
Provision for claims	987	997	3,610	155
Personnel expenses	11,576	11,096	34,871	33,234
Office and technology expenses	2,350	2,208	6,803	6,603
Other expenses	3,079	2,910	8,821	8,440
Total Operating Expenses	37,920	35,701	105,366	97,374

Income before Income Taxes	10,019	12,560	25,252	26,599

Provision for Income Taxes	2,067	1,927	5,174	4,873

Net Income	7,952	10,633	20,078	21,726

Net Loss Attributable to Noncontrolling Interests	—	1	—	31

Net Income Attributable to the Company	$7,952	$10,634	$20,078	$21,757

Basic Earnings per Common Share	$4.21	$5.64	$10.63	$11.53

Weighted Average Shares Outstanding – Basic	1,889	1,887	1,888	1,886

Diluted Earnings per Common Share	$4.20	$5.61	$10.59	$11.47

Weighted Average Shares Outstanding – Diluted	1,895	1,897	1,896	1,896

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2019 and 2018
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$7,952	$10,633	$20,078	$21,726
Other comprehensive income (loss), before tax:
Net unrealized gain (loss) on investments arising during the period	431	(618)	2,847	(2,536)
Other comprehensive income (loss), before tax	431	(618)	2,847	(2,536)
Income tax expense (benefit) related to net unrealized gain (loss) on investments arising during the period	90	(131)	601	(537)
Net income tax expense (benefit) on other comprehensive income (loss)	90	(131)	601	(537)
Other comprehensive income (loss)	341	(487)	2,246	(1,999)
Comprehensive Income	$8,293	$10,146	$22,324	$19,727
Comprehensive loss attributable to noncontrolling interests	—	1	—	31
Comprehensive Income Attributable to the Company	$8,293	$10,147	$22,324	$19,758

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2019 and 2018
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2018	1,887	$—	$185,252	$806	$55	$186,113
Net income attributable to the Company			10,634			10,634
Dividends paid ($0.40 per share)			(755)			(755)
Repurchases of common stock	—		—			—
Exercise of stock appreciation rights	—		—			—
Share-based compensation expense related to stock appreciation rights			89			89
Cumulative effect adjustment for adoption of new accounting standards			—	—		—
Other comprehensive loss				(487)		(487)
Distribution of equity to noncontrolling interests					(52)	(52)
Net loss attributable to noncontrolling interests					(1)	(1)
Balance, September 30, 2018	1,887	$—	$195,220	$319	$2	$195,541

Balance, July 1, 2019	1,889	$—	$185,441	$2,854	$—	$188,295
Net income attributable to the Company			7,952			7,952
Dividends paid ($0.40 per share)			(755)			(755)
Repurchases of common stock	—		—			—
Exercise of stock appreciation rights	—		—			—
Share-based compensation expense related to stock appreciation rights			57			57
Other comprehensive income				341		341
Balance, September 30, 2019	1,889	$—	$192,695	$3,195	$—	$195,890

Consolidated Statements of Stockholders' Equity, continued

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2018	1,886	$—	$161,891	$15,945	$85	$177,921
Net income attributable to the Company			21,757			21,757
Dividends paid ($1.20 per share)			(2,264)			(2,264)
Repurchases of common stock	—		(29)			(29)
Exercise of stock appreciation rights	1		(1)			(1)
Share-based compensation expense related to stock appreciation rights			239			239
Cumulative effect adjustment for adoption of new accounting standards			13,627	(13,627)		—
Other comprehensive loss				(1,999)		(1,999)
Distribution of equity to noncontrolling interests					(52)	(52)
Net loss attributable to noncontrolling interests					(31)	(31)
Balance, September 30, 2018	1,887	$—	$195,220	$319	$2	$195,541

Balance, January 1, 2019	1,887	$—	$174,690	$949	$—	$175,639
Net income attributable to the Company			20,078			20,078
Dividends paid ($1.20 per share)			(2,266)			(2,266)
Repurchases of common stock	—		(11)			(11)
Exercise of stock appreciation rights	2		—			—
Share-based compensation expense related to stock appreciation rights			204			204
Other comprehensive income				2,246		2,246
Balance, September 30, 2019	1,889	$—	$192,695	$3,195	$—	$195,890

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2019 and 2018
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$20,078	$21,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,298	1,234
Amortization of investments, net	492	617
Amortization of other intangible assets, net	379	451
Share-based compensation expense related to stock appreciation rights	204	239
Net (gain) loss on disposals of property	(28)	12
Net realized investment gains	(1,199)	(629)
Net change in estimated fair value of equity security investments	(6,218)	(2,626)
Net earnings from other investments	(1,286)	(1,471)
Provision for claims	3,610	155
Provision for deferred income taxes	1,340	3,134
Changes in assets and liabilities:
Increase in premium and fees receivables	(502)	(2,557)
Decrease (increase) in other assets	360	(69)
Increase in operating lease right-of-use assets	(4,619)	—
Increase in current income taxes receivable	—	(2,190)
Decrease in accounts payable and accrued liabilities	(205)	(128)
Increase in operating lease liabilities	4,622	—
Decrease in current income taxes payable	(4,839)	—
Payments of claims, net of recoveries	(3,534)	(2,581)
Net cash provided by operating activities	9,953	15,317

Investing Activities
Purchases of fixed maturities	(1,235)	—
Purchases of equity securities	(3,921)	(2,484)
Purchases of short-term investments	(89,519)	(44,403)
Purchases of other investments	(1,456)	(730)
Proceeds from sales and maturities of fixed maturity securities	7,280	8,155
Proceeds from sales of equity securities	4,040	1,728
Proceeds from sales and maturities of short-term investments	100,821	40,697
Proceeds from sales and distributions of other investments	2,490	2,238
Proceeds from sales of other assets	2	3
Purchases of property	(1,020)	(1,580)
Proceeds from the sale of property	140	53
Net cash provided by investing activities	17,622	3,677

Financing Activities
Repurchases of common stock	(11)	(29)
Exercise of stock appreciation rights	—	(1)
Distribution of equity for noncontrolling interest	—	(52)
Dividends paid	(2,266)	(2,264)
Net cash used in financing activities	(2,277)	(2,346)

Net Increase in Cash and Cash Equivalents	25,298	16,648
Cash and Cash Equivalents, Beginning of Period	18,694	20,214
Cash and Cash Equivalents, End of Period	$43,992	$36,862

Consolidated Statements of Cash Flows, continued
	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$9,150	$5,477
Non Cash Investing and Financing Activities:
Non cash net unrealized (gain) loss on investments, net of deferred tax (provision) benefit of $(601) and $537 for September 30, 2019 and 2018, respectively	$(2,246)	$1,999

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2019
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2019 or any other interim period.

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

Significant Accounting Policies – The Company has updated the following accounting policies due to the adoption of ASU 2016-02, Leases (Topic 842):

At inception, the Company determines if an arrangement is a lease. The Company enters into lease agreements that are primarily used for office space, and all current leases are accounted for as operating leases. Amounts related to operating leases are included in operating lease ROU assets and operating lease liabilities on the Company's Consolidated Balance Sheets. Operating lease ROU assets represent the Company’s right to use an underlying asset for the stated lease term. Operating lease liabilities represent the Company’s obligation to make lease payments arising from an operating lease. Operating lease ROU assets and liabilities are recognized at the date of the lease commencement, and are based on the present value of lease payments over the lease term. In addition, the Company elected certain practical expedients and therefore (a) chose not to reassess whether any expired or existing contracts are, or contain, leases, (b) chose not to reassess the lease classification for any expired or existing leases, and (c) chose not to reassess initial direct costs for any expired or existing leases. The Company's current leases do not provide an implicit interest rate, thus the Company utilized the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields in determining the present value of lease payments. A portion of the Company's current leases includes an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The operating lease liability recorded in the Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. A lease expense is recognized on a straight-line basis over the lease term. Adjustments for straight-line rental expense for the periods presented are not material and as such, the lease expense recognized was reflected in cash used in operating activities for the respective periods. Refer to Note 12 for further information about the Company's leases.

Note 2 – Reserve for Claims

Activity in the reserve for claims for the nine-month period ended September 30, 2019 and the year ended December 31, 2018 are summarized as follows:

(in thousands)	September 30, 2019	December 31, 2018
Balance, beginning of period	$31,729	$34,801
Provision (benefit), charged to operations	3,610	(332)
Payments of claims, net of recoveries	(3,534)	(2,740)
Balance, end of period	$31,805	$31,729

The total reserve for all reported and unreported losses the Company incurred through September 30, 2019 is represented by the reserve for claims on the Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2019. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	September 30, 2019%		December 31, 2018%
Known title claims	$3,587	11.3	$3,007	9.5
IBNR	28,218	88.7	28,722	90.5
Total reserve for claims	$31,805	100.0	$31,729	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income attributable to the Company	$7,952	$10,634	$20,078	$21,757
Weighted average common shares outstanding – Basic	1,889	1,887	1,888	1,886
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	6	10	8	10
Weighted average common shares outstanding – Diluted	1,895	1,897	1,896	1,896
Basic earnings per common share	$4.21	$5.64	$10.63	$11.53
Diluted earnings per common share	$4.20	$5.61	$10.59	$11.47

There were 14 thousand potential shares excluded from the computation of diluted earnings per share for the three- and nine-month periods ended September 30, 2019, respectively. There were 9 thousand and 4 thousand potential shares excluded from the computation of diluted earnings per share for the three- and nine-month periods ended September 30, 2018, respectively.

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

As of September 30, 2019, the only outstanding awards under the plans were SARs, which expire seven years from the date of grant, and all of which vest and are exercisable within one year of the date of grant. All SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

There was approximately $205 thousand and $239 thousand of compensation expense relating to SARs vesting on or before September 30, 2019 and 2018, respectively, included in personnel expenses in the Consolidated Statements of Income. As of September 30, 2019, there was $117 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	25	$93.40	3.98	2,624
SARs granted	4	188.71
SARs exercised	(1)	41.50
Outstanding as of December 31, 2018	28	$110.27	3.64	2,019
SARs granted	4	162.81
SARs exercised	(2)	50.50
Outstanding as of September 30, 2019	30	$124.13	3.78	1,367

Exercisable as of September 30, 2019	28	$120.99	3.55	1,367

Unvested as of September 30, 2019	2	$162.81	6.63	—

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

Provided below is selected financial information about the Company's operations by segment for the periods ended September 30, 2019 and 2018:

Three Months Ended September 30, 2019 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$44,079	$2,851	$(1,684)	$45,246
Investment income	1,879	391	—	2,270
Net realized gain on investments	346	77	—	423
Total revenues	$46,304	$3,319	$(1,684)	$47,939
Operating expenses	37,201	2,269	(1,550)	37,920
Income before income taxes	$9,103	$1,050	$(134)	$10,019
Total assets	$191,436	$74,678	$—	$266,114

Three Months Ended September 30, 2018 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$42,891	$2,120	$(1,825)	$43,186
Investment income	4,247	640	—	4,887
Net realized gain on investments	141	47	—	188
Total revenues	$47,279	$2,807	$(1,825)	$48,261
Operating expenses	35,359	2,033	(1,691)	35,701
Income before income taxes	$11,920	$774	$(134)	$12,560
Total assets	$212,181	$54,395	$—	$266,576

Nine Months Ended September 30, 2019 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$113,999	$8,373	$(4,820)	$117,552
Investment income	9,780	2,087	—	11,867
Net realized gain on investments	1,102	97	—	1,199
Total revenues	$124,881	$10,557	$(4,820)	$130,618
Operating expenses	102,792	6,991	(4,417)	105,366
Income before income taxes	$22,089	$3,566	$(403)	$25,252
Total assets	$191,436	$74,678	$—	$266,114

Nine Months Ended September 30, 2018 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$113,992	$6,006	$(4,940)	$115,058
Investment income	6,986	1,300	—	8,286
Net realized gain on investments	548	81	—	629
Total revenues	$121,526	$7,387	$(4,940)	$123,973
Operating expenses	95,575	6,337	(4,538)	97,374
Income before income taxes	$25,951	$1,050	$(402)	$26,599
Total assets	$212,181	$54,395	$—	$266,576

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $12.1 million and $10.9 million as of September 30, 2019 and December 31, 2018, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Service cost – benefits earned during the year	$—	$—	$—	$—
Interest cost on the projected benefit obligation	8	8	25	24
Amortization of unrecognized losses	—	—	—	—
Net periodic benefit cost	$8	$8	$25	$24

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of September 30, 2019 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$1,008	$—	$2	$1,006
General obligations of U.S. states, territories and political subdivisions	19,946	859	—	20,805
Special revenue issuer obligations of U.S. states, territories and political subdivisions	53,240	2,626	13	55,853
Corporate debt securities	6,753	620	—	7,373
Total	$80,947	$4,105	$15	$85,037

As of December 31, 2018 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$1,023	$—	$7	$1,016
General obligations of U.S. states, territories and political subdivisions	19,518	229	143	19,604
Special revenue issuer obligations of U.S. states, territories and political subdivisions	56,675	1,237	329	57,583
Corporate debt securities	10,498	303	47	10,754
Total	$87,714	$1,769	$526	$88,957

The special revenue category for both periods presented includes approximately 60 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at September 30, 2019 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$12,677	$12,728
Due one year through five years	34,842	36,646
Due five years through ten years	32,505	34,274
Due after ten years	923	1,389
Total	$80,947	$85,037

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or Longer		Total
As of September 30, 2019 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,006	$(2)	$—	$—	$1,006	$(2)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	2,160	(12)	1,126	(1)	3,286	(13)
Total temporarily impaired securities	$3,166	$(14)	$1,126	$(1)	$4,292	$(15)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2018 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,016	$(7)	$—	$—	$1,016	$(7)
General obligations of U.S. states, territories and political subdivisions	4,888	(32)	6,469	(111)	11,357	(143)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	12,326	(100)	9,720	(229)	22,046	(329)
Corporate debt securities	4,490	(28)	3,733	(19)	8,223	(47)
Total temporarily impaired securities	$22,720	$(167)	$19,922	$(359)	$42,642	$(526)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 6 and 51 fixed maturity securities had unrealized losses at September 30, 2019 and December 31, 2018, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded no other-than-temporary impairment charges related to fixed maturity securities for the nine-month periods ended September 30, 2019 and 2018. In the event the Company determines an other-than-temporary impairment charge is necessary, the expense would be recorded in net realized investment gains in the Consolidated Statements of Income when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of September 30, 2019 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$32,332	$55,785
Total	$32,332	$55,785

As of December 31, 2018 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$31,255	$48,489
Total	$31,255	$48,489

Unrealized holding gains and losses are reported in the Consolidated Statements of Income as changes in the estimated fair value of equity security investments.

Net Realized Investment Gains

Gross realized gains and losses on sales of investments for the nine-month periods ended September 30 are summarized as follows:

(in thousands)	2019	2018
Gross realized gains from securities:
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—
Corporate debt securities	—	—
Common stocks	1,385	688
Total	$1,385	$688
Gross realized losses from securities:
General obligations of U.S. states, territories and political subdivisions	$—	$—
Special revenue issuer obligations of U.S. states, territories and political subdivisions	—	—
Common stocks	(188)	(63)
Other-than-temporary impairment of securities	—	—
Total	$(188)	$(63)
Net realized gains from securities	$1,197	$625
Net realized gains on other investments:
Gains on other investments	$2	$4
Total	$2	$4
Net realized investment gains	$1,199	$629

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of September 30, 2019:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$228	$228	$1,325
Real estate LLCs or LPs	Other investments	5,048	5,766	7,075
Small business investment LPs	Other investments	5,296	5,090	8,955
Total		$10,572	$11,084	$17,355

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of September 30, 2019 and December 31, 2018, the Company did not adjust any Level 2 fair values.

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

The following table presents, by level, fixed maturity securities carried at estimated fair value measured as of September 30, 2019 and December 31, 2018:

As of September 30, 2019 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions*	$—	$77,664	$—	$77,664
Corporate debt securities*	—	7,373	—	7,373
Total	$—	$85,037	$—	$85,037

As of December 31, 2018 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions*	$—	$78,203	$—	$78,203
Corporate debt securities*	—	10,754	—	10,754
Total	$—	$88,957	$—	$88,957

*Denotes fair market value obtained from pricing services.

The estimated fair values of equity investments and other financial instruments as of September 30, 2019 and December 31, 2018 are presented in the following table:

As of September 30, 2019 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$43,992	$—	$—	$43,992
Accrued interest and dividends	1,161	—	—	1,161
Equity securities, at fair value:
Common stocks	55,785	—	—	55,785
Short-term investments:
Commercial paper and money market funds	21,714	—	—	21,714
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	5,629	5,629
Equity investments in unconsolidated affiliates, measurement alternative	—	—	7,060	7,060
Total	$122,652	$—	$12,689	$135,341

As of December 31, 2018 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$18,694	$—	$—	$18,694
Accrued interest and dividends	946	—	—	946
Equity securities, at fair value:
Common stocks	48,489	—	—	48,489
Short-term investments:
Commercial paper and money market funds	32,787	—	—	32,787
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	5,847	5,847
Equity investments in unconsolidated affiliates, measurement alternative	—	—	6,589	6,589
Total	$100,916	$—	$12,436	$113,352

The Company did not hold any Level 3 category debt or marketable equity investment securities as of September 30, 2019 or December 31, 2018.

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

Certain equity investments under the measurement alternative are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the Consolidated Statements of Income. There were no impairments of such investments made during the nine-month period ended September 30, 2019 or the twelve-month period ended December 31, 2018. The following table presents a rollforward of equity investments under the measurement alternative as of September 30, 2019 and December 31, 2018:

(in thousands)	Balance, January 1, 2019	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, September 30, 2019
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$6,589	$—	$—	$1,306	$(835)	$7,060
Total	$6,589	$—	$—	$1,306	$(835)	$7,060

(in thousands)	Balance, January 1, 2018	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2018
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$5,439	$—	$—	$1,486	$(336)	$6,589
Total	$5,439	$—	$—	$1,486	$(336)	$6,589

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $197.8 million and $308.7 million as of September 30, 2019 and December 31, 2018, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon interest rate. Exchange services revenues include earnings on these deposits; therefore, investment income is included as a component of non-title services on the Consolidated Statements of Income rather than other investment income. Like-kind exchange funds are primarily invested in money market and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following tables set forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (in thousands)	As of September 30, 2019	As of December 31, 2018
Other investments	$5,630	$5,847
Premium and fees receivable	$614	$409

Financial Statement Classification, Consolidated Statements of Income (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Net premiums written	$4,626	$4,148	$11,674	$10,967
Non-title services and other investment income	$779	$724	$1,866	$1,859
Commissions to agents	$3,056	$2,662	$7,702	$7,192

Note 9 – Intangible Assets, Goodwill and Title Plant

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the nine-month periods ended September 30, 2019 and 2018 that would indicate the carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of September 30, 2019	As of December 31, 2018
Referral relationships	$6,416	$6,416
Non-compete agreements	1,406	1,406
Tradename	560	560
Total	8,382	8,382
Accumulated amortization	(2,330)	(1,952)
Identifiable intangible assets, net	$6,052	$6,430

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2019	$126
2020	569
2021	562
2022	525
2023	525
Thereafter	3,745
Total	$6,052

Goodwill and Title Plant

As of September 30, 2019, the Company recognized $4.4 million in goodwill and $690 thousand in a title plant, net of impairments, as the result of title insurance agency acquisitions.  The title plant is included with other assets in the Consolidated Balance Sheets. The fair values of goodwill and the title plant, both Level 3 inputs, are principally based on values obtained from an independent third-party valuation service as of the date of acquisition. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the nine-month periods ended September 30, 2019 and 2018 that would indicate the carrying amounts may not be recoverable, and therefore determined that neither goodwill nor the title plant were impaired.

Note 10 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended September 30, 2019 and 2018:

Three Months Ended September 30, 2019 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at July 1	$2,886	$(32)	$2,854
Other comprehensive income before reclassifications	341	—	341
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	341	—	341
Ending balance	$3,227	$(32)	$3,195

Three Months Ended September 30, 2018 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at July 1	$875	$(69)	$806
Other comprehensive loss before reclassifications	(487)	—	(487)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive loss	(487)	—	(487)
Ending balance	$388	$(69)	$319

Nine Months Ended September 30, 2019 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$981	$(32)	$949
Other comprehensive income before reclassifications	2,246	—	2,246
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	2,246	—	2,246
Ending balance	$3,227	$(32)	$3,195

Nine Months Ended September 30, 2018 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$16,003	$(58)	$15,945
Cumulative effect adjustment for adoption of new accounting standards	(13,616)	(11)	(13,627)
Other comprehensive loss before reclassifications	(1,999)	—	(1,999)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive loss	(1,999)	—	(1,999)
Ending balance	$388	$(69)	$319

There were no amounts reclassified out of accumulated other comprehensive income for the nine-month periods ended September 30, 2019 and 2018.

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue from contracts with customers:
Escrow and other title-related fees	$2,393	$1,812	$5,616	$5,465
Non-title services	2,539	1,795	7,444	5,083
Total revenue from contracts with customers	4,932	3,607	13,060	10,548
Other sources of revenue:
Net premiums written	40,169	39,422	103,942	104,123
Investment-related revenue	2,693	5,075	13,066	8,915
Other	145	157	550	387
Total revenues	$47,939	$48,261	$130,618	$123,973

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

Lease expense is included in office and technology expenses in the Consolidated Statements of Income. Information regarding the Company’s operating leases follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating leases	$312	$944
Short-term leases (b)	30	103
Lease expense	$342	$1,047
Sub-lease income	—	—
Lease cost	$342	$1,047

(b)	Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.

Components of the operating lease liability presented on the Consolidated Balance Sheets are as follows:

(in thousands)	As of September 30, 2019
Current:
Operating lease liabilities	$1,045
Non-current:
Operating lease liabilities	3,577
Total operating lease liabilities	$4,622

The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2019, are summarized as follows:

Year Ended (in thousands)
2019	$308
2020	1,208
2021	1,122
2022	893
2023	585
Thereafter	1,029
Total undiscounted payments	$5,145
Less: present value adjustment	(523)
Operating lease liabilities	$4,622

Supplemental lease information is as follows:

As of September 30, 2019
Weighted average remaining lease term (years)	5.09
Weighted average discount rate	4.2%

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

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 92.6% of the Company's revenues for the nine-month period ended September 30, 2019. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

Regulatory Environment

In efforts to provide transparency, the Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. Since December 2015, the FOMC has voted on several occasions to increase the federal funds rate, most recently at the December 2018 meeting to a target range between 2.25% and 2.50%. However, due to developments impacting the economic outlook, as well as muted inflation pressures, at the July 2019 meeting, the FOMC reversed course and decided to lower the target range for the federal funds rate to between 2.00% and 2.25%. At the September and October 2019 meetings, the FOMC voted again to lower the rate, most recently to a target range between 1.50% and 1.75%. Any future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and 2.0% inflation.

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

Real Estate Environment

The Mortgage Bankers Association's ("MBA") September 19, 2019 Mortgage Finance Forecast (“MBA Forecast”) projects 2019 purchase activity to increase 6.7% to $1,264 billion and mortgage refinance activity to increase 46.9% to $673 billion, resulting in a net increase in total mortgage originations of 17.9% to $1,937 billion, all from 2018 levels. In 2018, purchase activity accounted for 72.1% of all mortgage originations and is projected in the MBA Forecast to represent 65.3% of all mortgage originations in 2019. The MBA's August 2019 Economic and Mortgage Finance Commentary ("MBA Commentary") predicts that mortgage originations will increase in 2019, compared to 2018 levels, primarily due to increased refinance activity as homeowners take advantage of the drop in mortgage interest rates.

In the MBA Forecast, the MBA projects that mortgage originations will decline in 2020, compared with 2019 levels. Refinance activity is expected to decline, but will be slightly offset by moderate growth in home purchase mortgage originations.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 4.0% and 4.5% for the nine-month periods ended September 30, 2019 and 2018, respectively. Per the MBA Forecast, mortgage interest rates are projected to be 3.8% in the fourth quarter of 2019 and gradually increase to 4.0% by 2021.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the nine-month period ended September 30, 2019, the Company made the following changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission.

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

Results of Operations

The following table presents certain income statement data for the three- and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues:
Net premiums written	$40,169	$39,422	$103,942	$104,123
Escrow and other title-related fees	2,393	1,812	5,616	5,465
Non-title services	2,539	1,795	7,444	5,083
Interest and dividends	1,156	1,138	3,605	3,381
Other investment income	708	829	2,044	2,279
Net realized investment gains	423	188	1,199	629
Changes in the estimated fair value of equity security investments	406	2,920	6,218	2,626
Other	145	157	550	387
Total Revenues	47,939	48,261	130,618	123,973

Operating Expenses:
Commissions to agents	19,928	18,490	51,261	48,942
Provision for claims	987	997	3,610	155
Personnel expenses	11,576	11,096	34,871	33,234
Office and technology expenses	2,350	2,208	6,803	6,603
Other expenses	3,079	2,910	8,821	8,440
Total Operating Expenses	37,920	35,701	105,366	97,374

Income before Income Taxes	10,019	12,560	25,252	26,599

Provision for Income Taxes	2,067	1,927	5,174	4,873

Net Income Attributable to the Company	$7,952	$10,634	$20,078	$21,757

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 1.9% and decreased 0.2% for the three- and nine-month periods ended September 30, 2019, respectively, to $40.2 million and $103.9 million, compared with $39.4 million and $104.1 million for the same prior year periods. The increase for the three-months ended September 30, 2019 was primarily driven by lower average mortgage interest rates leading to an increase in refinance activity, while purchase transactions remained strong. Net premiums written remained virtually flat for the nine-month periods ended September 30, 2019 and 2018.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of premiums generated by branch and agency operations for the three- and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	%	2018	%	2019	%	2018	%
Home and Branch	$11,557	28.8	$11,905	30.2	$29,111	28.0	$31,258	30.0
Agency	28,612	71.2	27,517	69.8	74,831	72.0	72,865	70.0
Total	$40,169	100.0	$39,422	100.0	$103,942	100.0	$104,123	100.0

Home and Branch Office Net Premiums – In the Company's home and branch operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations decreased 2.9% and 6.9% for the three- and nine-month periods ended September 30, 2019, respectively, compared with the same prior year periods. The decreases for the three- and nine-month periods ended September 30, 2019 were primarily attributable to lower volume of mortgage activity and a shift in market mix from purchase transactions to refinance transactions.

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

Agency net premiums written increased 4.0% and 2.7% for the three- and nine-month periods ended September 30, 2019, respectively, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2019 were primarily attributable to higher refinance activity due to lower average mortgage interest rates.

Following is a schedule of net premiums written for the three- and nine-month periods ended September 30, 2019 and 2018 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State (in thousands)	2019	2018	2019	2018
North Carolina	$16,129	$16,335	$40,790	$42,533
Texas	7,579	7,048	19,929	18,762
Georgia	4,535	4,286	11,306	10,326
South Carolina	3,212	3,785	9,551	10,770
Virginia	1,686	1,457	4,316	4,347
All Others	7,113	6,589	18,385	17,633
Premiums Written	40,254	39,500	104,277	104,371
Reinsurance Assumed	—	2	—	4
Reinsurance Ceded	(85)	(80)	(335)	(252)
Net Premiums Written	$40,169	$39,422	$103,942	$104,123

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. Escrow and other title-related fee revenues were $2.4 million and $5.6 million for the three- and nine-month periods ended September 30, 2019, respectively, compared with $1.8 million and $5.5 million for the same prior year periods. The increases in 2019 primarily related to increased fee income associated with other title-related fees.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $2.5 million and $7.4 million for the three- and nine-month periods ended September 30, 2019, respectively, compared with $1.8 million and $5.1 million for the same prior year period. The increases for the three- and nine-month periods ended September 30, 2019 primarily related to increased revenue from exchange services.

Investment-Related Revenues

Investment-related revenues include interest and dividends, other investment income, net realized investment gains and changes in the estimated fair value of equity security investments.

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

Interest and dividends were $1.2 million and $3.6 million for the three- and nine-month periods ended September 30, 2019, respectively, compared with $1.1 million and $3.4 million for the same prior year periods. The increases in 2019 were primarily due to increases in dividends received from equity securities due to a higher portfolio balances.

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

Other investment income was $708 thousand and $2.0 million for the three- and nine-month periods ended September 30, 2019, respectively, compared with $829 thousand and $2.3 million for the same prior year periods.

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

The net realized investment gains were $423 thousand and $1.2 million for the three- and nine-month periods ended September 30, 2019, respectively, compared with $188 thousand and $629 thousand for the same prior year periods. The net realized investment gains for the three- and nine-month periods ended September 30, 2019 and 2018 did not include any impairment charges. Management believes unrealized losses on remaining fixed maturity securities at September 30, 2019 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments

Changes in the estimated fair value of equity security investments were $406 thousand and $6.2 million for the three- and nine-month periods ended September 30, 2019, respectively, compared with $2.9 million and $2.6 million for the same prior year periods. Such fluctuations are the result of changes in general market conditions during the respective periods.

Other Revenues

Other revenues primarily include state tax credit income, gains and losses on the disposal of fixed assets and miscellaneous revenues. Other revenues were $145 thousand and $550 thousand for the three- and nine-month periods ended September 30, 2019, respectively, compared with $157 thousand and $387 thousand for the same prior year periods.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 6.2% and 8.2% for the three- and nine-month periods ended September 30, 2019, respectively, compared with the same prior year periods. The increase for the three-month period ended September 30, 2019 was primarily due to increases in commissions to agents and personnel expenses. The increase for the nine-month period ended September 30, 2019 was primarily due to increases in the provision for claims, commissions to agents and personnel expenses.

Following is a summary of the Company's operating expenses for the three- and nine-month periods ended September 30, 2019 and 2018. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	%	2018	%	2019	%	2018	%
Title Insurance	$35,682	94.1	$33,697	94.4	$98,468	93.5	$91,116	93.6
All Other	2,238	5.9	2,004	5.6	6,898	6.5	6,258	6.4
Total	$37,920	100.0	$35,701	100.0	$105,366	100.0	$97,374	100.0

On a combined basis, after-tax profit margins were 16.6% and 15.4% for the three- and nine-month periods ended September 30, 2019, respectively, compared with 22.0% and 17.5% for the same prior year periods. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $11.6 million and $34.9 million for the three- and nine-month periods ended September 30, 2019, respectively, compared with $11.1 million and $33.2 million for the same prior year periods. On a consolidated basis, personnel expenses as a percentage of total revenues were 24.1% and 26.7% for the three- and nine-month periods ended September 30, 2019, respectively, compared with 23.0% and 26.8% for the same prior year periods. The increases in personnel expenses for the three- and nine-month periods ended September 30, 2019 were primarily the result of normal inflationary increases in salaries and benefits.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $2.4 million and $6.8 million for the three- and nine-month periods ended September 30, 2019, respectively, compared with $2.2 million and $6.6 million for the same prior year periods. The increases in 2019 were primarily related to ongoing investments in software and technology related initiatives.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $3.1 million and $8.8 million for the three- and nine-month periods ended September 30, 2019, respectively, compared with $2.9 million and $8.4 million for the same prior year periods. The increases in 2019 were primarily related to increases in title and service fees and other general expenses, partially offset by a decline in professional services.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 7.8% and 4.7% for the three- and nine-month periods ended September 30, 2019, respectively, compared with the same prior year periods. Commission expense as a percentage of net premiums written by agents was 69.6% and 68.5% for the three- and nine-month periods ended September 30, 2019, respectively, compared with 67.2% and 67.2% for the same prior year periods. Changes in commission expense, and commission expense as a percentage of net premiums written, were primarily related to changes in geographic mix for the three- and nine-month periods ended September 30, 2019. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims as a percentage of net premiums written was 2.5% and 3.5% for the three- and nine-month periods ended September 30, 2019, respectively, compared with 2.5% and 0.1% for the same prior year periods. The increase in the provision for claims for the nine-month period ended September 30, 2019, compared with the same prior year period, primarily related to more favorable claims experience in the prior year period.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $3.5 million and $2.6 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

At September 30, 2019, the total reserve for claims was $31.8 million. Of that total, approximately $3.6 million was reserved for specific claims, and approximately $28.2 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $2.1 million and $5.2 million for the three- and nine-month periods ended September 30, 2019, respectively, compared with $1.9 million and $4.9 million for the same prior year periods. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 20.6% and 20.5% for the three- and nine-month periods ended September 30, 2019, compared with 15.3% and 18.3% for the same prior year periods. The effective income tax rates for both 2019 and 2018 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income and prior year tax settlement adjustments recorded in 2018. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through September 30, 2019 will be realized. However, this judgment could be impacted by further market fluctuations.

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

Cash Flows – Net cash flows provided by operating activities were $10.0 million and $15.3 million for the nine-month periods ended September 30, 2019 and 2018, respectively. Cash flows provided by operating activities decreased in 2019 from 2018, primarily due to net income declining when adjusted for non-cash items, such as changes in the estimated fair value of equity security investments, and the timing of income tax disbursements. This was partially offset by an increase in the provision for claims, net of payments of claims, and the timing of premium and fees receivable collections.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, repurchases of common stock and the payment of dividends. Net cash provided by investing activities increased in 2019, compared with the prior year period, due to the increase in proceeds received from investments outpacing the increase in purchase activity.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of September 30, 2019, the Company held cash and cash equivalents of $44.0 million, short-term investments of $21.7 million, available-for-sale fixed maturity securities of $85.0 million and equity securities of $55.8 million. The net effect of all activities on total cash and cash equivalents was an increase of $25.3 million in 2019.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of September 30, 2019, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased 66 and 149 shares for the nine-month periods ended September 30, 2019 and 2018, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $1.0 million for the nine-month period ended September 30, 2019. In 2019, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $197.8 million and $308.7 million as of September 30, 2019 and December 31, 2018, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

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

•	the possible inadequacy of the provision for claims to cover actual claim losses;

•	the incidence of fraud-related losses;

•	unanticipated adverse changes in securities markets could result in material losses to the Company's investments;

•
significant competition that the Company’s operating subsidiaries face, including the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner and expansion into new geographic locations;

•	the Company’s reliance upon the North Carolina, Texas and Georgia markets for a significant portion of its premiums;

•	compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;

•	the impact of governmental oversight of compliance of the Company's service providers, including the application of financial regulation designed to protect consumers;

•	possible downgrades from a rating agency, which could result in a loss of underwriting business;

•	the inability of the Company to manage, develop and implement technological advancements and prevent system interruptions or unauthorized system intrusions;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended September 30, 2019, there were no material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

(c)
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended September 30, 2019, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				428,229
July 2019	—	$—	—	428,229
August 2019	—	—	—	428,229
September 2019	—	—	—	428,229
Total	—	$—	—	428,229

For the quarter ended September 30, 2019, the Company purchased no shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  November 7, 2019