Form 10-K
period 2019-12-31
INVESTORS TITLE CO
filed 2020-03-11
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2019

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from __to __

Commission file number  0-11774

INVESTORS TITLE COMPANY
(Exact name of registrant as specified in its charter)

North Carolina	56-1110199
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

121 North Columbia Street
Chapel Hill, North Carolina  27514
(919) 968-2200
(Address and telephone number of principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered:
Common Stock, no par value	ITIC	The NASDAQ Stock Market LLC
Rights to Purchase Series A Junior Participating Preferred Stock		The NASDAQ Stock Market LLC

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

The aggregate market value of the shares held by non-affiliates of the registrant as of June 30, 2019 was $230,808,529 based on the closing price on the NASDAQ Stock Market LLC.

As of February 17, 2020, there were 1,890,065 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 20, 2020 are incorporated by reference in Part III hereof.

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

•
the Company’s reliance upon the North Carolina, Texas, Georgia and South Carolina markets for a significant portion of its premiums, comprising approximately 39.1%, 18.2%, 11.2% and 9.4% of premiums written, respectively;

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

OVERVIEW OF THE BUSINESS

The Company’s primary business activity, and its only reportable operating segment, is the issuance of residential and commercial title insurance through ITIC and NITIC. Additionally, the Company provides tax-deferred real property exchange services through its subsidiaries, Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”); investment management and trust services to individuals, trusts and other entities through its subsidiary Investors Trust Company (“Investors Trust”); and management services to title insurance agencies through its subsidiary, Investors Title Management Services (“ITMS”). Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to the revenues, income and assets attributable to the Company’s primary operating segment.

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

Insured Risk on Policies in Force. Generally, the amount of the insured risk under a title insurance policy is equal to the purchase price, the loan amount or the fair market value of the insured property. If a claim is made against an insured property’s title, the insurer can choose to pay the cost of eliminating the covered title defects or to defend the insured party against the covered title defects affecting the property. In the alternative, the insurer may opt to pay the policy limits to the insured or, if the loss is less than the policy limits, the amount of the insured’s actual loss due to such title defects, at which time the insurer’s duty to defend the claim and all other obligations of the insurer with respect to the claim are satisfied.

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

Geographic Operations. ITIC was incorporated in North Carolina in 1972, and is licensed to write title insurance in 44 states and the District of Columbia. ITIC currently writes title insurance as a primary insurer in 23 states and the District of Columbia, primarily located in the eastern half of the United States, and as a reinsurer for NITIC and third-party title insurance companies.

NITIC was incorporated in South Carolina in 1973, and is licensed to write title insurance in 20 states and the District of Columbia. In November 2014, NITIC redomesticated to Texas. NITIC currently writes title insurance as a primary insurer in Texas, and as a reinsurer for ITIC.

Premiums from title insurance written on properties located in North Carolina, Texas, Georgia and South Carolina represent the largest source of revenue for the title insurance segment. In North Carolina, a majority of the Company’s title insurance commitments and policies are issued through branch offices. In Texas, Georgia, South Carolina and other states, title policies are primarily issued through issuing agents. For a description of the level of net premiums written geographically for significant states, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

In 1988, the Company established ITEC to provide services in connection with tax-deferred exchanges of like-kind property pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended. ITEC acts as a qualified intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange services division, ITEC and ITAC, are pursuant to provisions in the Internal Revenue Code. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange services division.

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

CYCLICALITY AND SEASONALITY

Real estate activity, home sales and mortgage lending are cyclical in nature. Title insurance premiums are closely related to the level of real estate activity and the average price of real estate sales. The availability of funds to finance purchases directly affects real estate sales. Other factors include mortgage interest rates, consumer confidence, economic conditions, supply, demand and family income levels. The Company’s premiums in future periods are likely to fluctuate due to these and other factors which are beyond management’s control.

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

Title Insurance

The Company is an insurance holding company and therefore, it is subject to regulation in the states in which its insurance subsidiaries do business. These regulations, among other things, require insurance holding companies to register and file certain reports, and require prior regulatory approval of the payment of extraordinary dividends and other intercompany distributions or transfers.

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital, surplus and reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, approving related party transactions, as well as examining and auditing title insurers. At December 31, 2019, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states where they are licensed. A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various state laws to maintain assets of a defined minimum quality and amount.

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

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in municipal government securities and investment grade corporate fixed maturity securities and equity securities. The Company’s fixed maturity securities are classified as available for sale and carried at estimated fair value. Equity securities are also carried at estimated fair value. The Company’s investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries. The Company’s investment portfolio is managed internally and via a wholly owned subsidiary. The securities in the Company’s portfolio are subject to economic conditions and normal market risks. Equity securities at December 31, 2019 and 2018 consisted of investments in various industry groups. The Company’s investment portfolio did not include any significant investments in banks, trust or insurance companies at December 31, 2019 or 2018. Short-term investments, which consist primarily of commercial paper, money market instruments and certificates of deposit which have an original maturity of one year or less, are carried at cost, which approximates fair value due to the short duration to maturity. In addition, at December 31, 2019 and 2018, the Company held investments that are accounted for using the equity method and measurement alternative method (refer to Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).

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

EMPLOYEES

The Company and its subsidiaries had 340 full-time employees and 62 part-time employees as of December 31, 2019. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

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

Information About Our Executive Officers

Following is information regarding the executive officers of the Company as of February 21, 2020. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	85	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	57	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	53	Executive Vice President, Secretary and Director

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

The demand for the Company’s title insurance and other real estate transaction products and services varies from year to year and is dependent upon, among other factors, the volume of residential and commercial real estate transactions and mortgage financing transactions. The volume of these transactions has historically been influenced by factors such as the overall state of the economy, the average price level of real estate sales, housing inventory, and the availability and pricing of mortgage financing. Real estate activity generally decreases when the economy is weak or uncertain, home prices are increasing, housing inventory is limited, the availability of mortgage credit is limited, or mortgage interest rates are increasing. The cyclical nature of the Company’s business has caused volatility in revenue and profitability in the past and could do so in the future.

Demand for title insurance also depends in part upon the requirement by mortgage lenders and other participants in the secondary mortgage market that title insurance policies be obtained on residential and commercial real property.

The Company may experience material losses resulting from fraud, defalcation or misconduct.

Underwriting agents and approved settlement providers, which can include issuing agents and approved attorneys, perform a significant portion of the work necessary to issue the Company’s title insurance policies. These agents and providers operate with a substantial degree of independence from the Company, and while they are subject to certain contractual limitations designed to mitigate the Company’s risk, there is no guarantee that these limitations will eliminate all associated risks. As a result, the Company’s use of title agents and approved providers could result in claims on the Company’s policies and other expenses due to fraud and negligence. Fraud, defalcation, errors and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business. Agents and approved attorneys typically handle large sums of money in trust pursuant to the closing of real estate transactions. Misappropriation of funds by any of these parties could result in title claims, some of which could be large and have a material negative impact on the Company’s results of operations and financial condition.

The Company relies upon the North Carolina, Texas, Georgia and South Carolina markets for a significant portion of its premiums. Changes in the economic or regulatory environments in these states could have an adverse impact on the Company.

North Carolina, Texas, Georgia and South Carolina are the largest sources of premium revenue for the Company’s title insurance subsidiaries. In 2019, these states represented 39.1%, 18.2%, 11.2% and 9.4% of total premiums written by the Company, respectively. A decrease in the level of real estate activity in these states, whether driven by weak economic conditions, changes in regulatory environments or other factors that influence demand, could have a negative impact on the Company’s financial results.

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

The Company relies on information technology (“IT”) systems for a wide range of activities involved in the delivery of its products and services, including, but not limited to the following:

•	process title insurance applications and policy issuances;
•	perform due diligence on land titles;
•	manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of the Company and its customers;
•	manage billing, collections and payables, including insurance premiums and agent commissions;
•	manage accounting and financial reporting; and
•	manage payroll and human resources information.

The Company’s IT systems may be disrupted or fail, and information stolen or otherwise misappropriated, for a number of reasons, including:

•	hacking, computer viruses, malware, ransomware or other cyberattacks;
•	software “bugs”, hardware defects or human error;
•	natural disasters, like fires, or pandemics; or
•	power loss.

Any of these events could disrupt operations both internally and externally, which may result in the loss of revenues. These events could also result in the unauthorized release of proprietary and/or non-public information, or even defalcation of corporate or client funds.

Like all companies, the Company’s IT systems have been, and likely will continue to be the target of computer viruses, cyberattacks, phishing attacks and other malicious activity. To date, the Company has not experienced a known material breach; however, the occurrence or scope of such events is not always immediately apparent. The Company invests resources in maintaining the security of its systems and adapting to evolving security threats. There is, however, no guarantee that its security measures will be adequate to prevent all cyberattacks. There is similarly no guarantee that the Company’s backup systems or disaster recovery procedures will be adequate to mitigate losses due to IT system disruptions in a timely fashion, and the Company may incur significant expense in correcting IT system emergencies. The Company’s reputation may also be damaged in the event of a serious IT breach or failure. Furthermore, as technology develops, and as cybercriminals become more capable, the difficulty and expense of maintaining IT security and redundancy may increase.

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

The Company derives a substantial portion of its income from its investment portfolio that primarily includes fixed maturity securities and equity securities. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company’s investment portfolio is subject to risk from changes in general economic conditions, prices of marketable fixed maturity securities and equity securities, interest rates, liquidity, credit markets, and other external factors. The risk of loss is increased during periods of economic uncertainty and tight credit markets as these factors could limit the ability of some issuers to repay their debt obligations.

Fixed maturity securities and equity securities are carried at estimated fair value on the Company’s Consolidated Balance Sheets. Changes in the estimated fair value of securities in the Company’s investment portfolio could have a material adverse effect on the Company’s results of operations and financial condition.

Changes in the estimated fair value of fixed maturity securities are recorded as a component of accumulated other comprehensive income. If the carrying value of the Company’s fixed maturity securities exceeds the estimated fair value, and the decline in estimated fair value is deemed to be other-than-temporary, the Company will be required to write down the value of its investments.

Effective January 1, 2018, unrealized holding gains and losses are reported in the Consolidated Statements of Income as changes in the estimated fair value of equity security investments, without regard as to whether a decline in value is deemed to be temporary or other-than-temporary. The Company’s net income may in turn experience more volatility as changes in fair value will more immediately affect the Consolidated Statement of Income.

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

The Company has policies and procedures in place to help identify, analyze, and measure the risks associated with the issuance of title insurance policies, investment risks, interest rate risks and legal risks, among others. In evaluating risks, the Company considers enterprise risk management, information technology risk management, disaster recovery, business continuity, and vendor risk management. Because a significant degree of judgment is involved with the establishment of policies and processes as well as the measurement of risks, it is possible not all risks have been identified or anticipated. Misidentified or unanticipated risks could adversely impact the Company and its results of operations.

Regulatory investigations of the title insurance industry by governmental entities could adversely impact the Company’s results of operations.

The title insurance industry is subject to scrutiny by both federal and state regulators focusing on violations of state insurance codes, RESPA and similar state and federal laws, among others. The Company’s insurance subsidiaries occasionally receive inquiries from regulators involving market conduct. Future inquiries could lead to fines for violations, settlements with regulating authorities that could result in fines or requirements to pay claims, and the potential for further regulation. The results of future inquiries could adversely affect the Company’s results of operations and financial condition.

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

The Company is an insurance holding company and it has no substantial operations of its own. Its principal assets are investments in its operating subsidiaries, primarily its insurance subsidiaries. The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans. The Company’s insurance subsidiaries are subject to regulations that limit the amount of dividends, loans or advances they may make to the Company. The restriction on these amounts is based on the amount of the insurance subsidiaries’ unassigned surplus and net income, with certain adjustments. Additionally, these subsidiaries are required to maintain minimum amounts of capital, surplus and reserves. As of December 31, 2019, approximately $103.5 million of consolidated stockholders’ equity represented the net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior approval by the appropriate regulatory body. In addition, the Company’s ability to pay dividends may be constrained by business considerations, such as the impact of dividends on insurer ratings or competitive position. These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or fund growth opportunities.

Unfavorable economic or other conditions could cause the Company to record impairment charges for all or a portion of its goodwill and other intangible assets.

As a result of acquisition activity, the Company has goodwill and other intangible assets that comprise approximately 3.9% of total assets as of December 31, 2019. Quarterly, the Company performs an impairment analysis that reviews changes in events or circumstances that could lead to the carrying value not being recoverable. Economic downturns or poor performance of the acquisitions could result in the Company recognizing an impairment of a portion or all of the goodwill and intangible assets on the Company’s books and could have a material adverse effect on the Company’s results of operations.

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

Common Stock Data and Dividends

The Common Stock of the Company is traded under the symbol “ITIC” on the NASDAQ Stock Market LLC. The number of record holders of common stock at December 31, 2019 was 235. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories.

The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of the Board of Directors and will be dependent upon the Company’s future earnings, financial condition and capital requirements. The Company’s ability to pay dividends is also subject to certain regulatory restrictions on the payment of dividends by its insurance subsidiaries as described in the “Liquidity and Capital Resources” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended December 31, 2019 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Additional Shares Approved For Repurchase Under the Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period					428,229
October 2019	10	$160.30	10	—	428,219
November 2019	—	—	—	—	428,219
December 2019	33	159.68	33	—	428,186
Total	43	$159.82	43	—	428,186

For the quarter ended December 31, 2019, the Company purchased 43 shares of the Company’s common stock at an average price of $159.82 pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000. On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. During the year ended December 31, 2019, the Company purchased a total of 109 shares of the Company’s common stock at an average per share price of $165.08 under the Company’s repurchase plan. As of December 31, 2019, there was authority remaining under the plan to purchase up to an aggregate of 428,186 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Common Stock Performance Graph
Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s common stock to the cumulative return of the NASDAQ Composite Index and a peer group consisting of certain companies in the title insurance industry (SIC Code 6361) for the period commencing December 31, 2014 and ending December 31, 2019. The graph assumes that $100 was invested in the Company’s common stock, the NASDAQ Composite Index and the peer group on December 31, 2014 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

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

(in thousands, except per share amounts and percentages)
For the Year	2019	2018	2017	2016	2015
Results of Operations:
Operating revenues	$163,916	$152,773	$153,982	$131,142	$120,345
Investment-related revenues	19,586	3,486	7,645	7,346	6,854
Total revenues	183,502	156,259	161,627	138,488	127,199
Net income attributable to the Company	31,458	21,892	25,707	19,523	12,534

Per Share Data:
Basic earnings per common share	$16.66	$11.60	$13.63	$10.23	$6.32
Weighted average shares outstanding – Basic	1,888	1,887	1,886	1,908	1,984
Diluted earnings per common share	$16.59	$11.54	$13.56	$10.19	$6.30
Weighted average shares outstanding – Diluted	1,896	1,897	1,896	1,915	1,990
Cash dividends per share	$9.60	$12.20	$3.75	$0.72	$0.40

Financial Position:
Total assets	$263,893	$244,268	$248,913	$228,938	$211,522
Total investments	192,862	182,669	186,520	160,854	160,552
Stockholders’ equity attributable to the Company	191,362	175,639	177,836	155,045	142,670
Book value per share attributable to the Company	101.32	93.10	94.29	82.28	73.17

Performance Ratios:
Net income attributable to the Company to:
Average stockholders’ equity attributable to the Company	17.14%	12.39%	15.44%	13.12%	8.95%
Total revenues	17.14%	14.01%	15.90%	14.10%	9.85%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes in this report. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual results may vary.

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 92.8% of the Company’s revenues in 2019. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

The Company’s exchange services division, consisting of the operations of ITEC and ITAC, provides customer services in connection with tax-deferred real property exchanges. ITEC acts as a qualified intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange services division, ITEC and ITAC, are pursuant to provisions in the Internal Revenue Code. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange services division.

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

Regulatory Environment

In efforts to provide transparency, the Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. Since December 2015, the FOMC has voted on several occasions to increase the federal funds rate, most recently at the December 2018 meeting to a target range between 2.25% and 2.50%. However, due to developments impacting the economic outlook, as well as muted inflation pressures, at the July 2019 meeting, the FOMC reversed course and decided to lower the target range for the federal funds rate to between 2.00% and 2.25%. The FOMC has elected to lower the target rate at subsequent meetings, most recently to a target range between 1.00% and 1.25%. Any future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC’s symmetric 2.0% objective.

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

Real Estate Environment

The Mortgage Bankers Association's (“MBA”) January 17, 2020 Mortgage Finance Forecast (“MBA Forecast”) projects 2020 purchase activity to increase 2.6% to $1,305 billion and refinance activity to decrease 23.5% to $609 billion, resulting in a decrease in total mortgage originations of 7.4% to $1,914 billion, all from 2019 levels. In 2019, purchase activity accounted for 61.5% of all mortgage originations and is projected to represent 68.2% of all mortgage originations in 2020.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rate in the United States was 3.9%, 4.5% and 4.0% for the years ended December 31, 2019, 2018 and 2017, respectively. Per the MBA Forecast, refinancing is expected to be lower over the next 3-year period as mortgage interest rates gradually climb to a projected 4.1% by the fourth quarter of 2022.

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

Reserve for Claim Losses

The Company’s reserve for claims is established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). The total reserve for all losses incurred but unpaid as of December 31, 2019 is represented by the reserve for claims totaling $31.3 million in the accompanying Consolidated Balance Sheets. Of that total, approximately $3.8 million was reserved for specific claims which have been reported to the Company, and approximately $27.5 million was reserved for IBNR claims.

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

If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased three loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2019 would be as follows:

(in thousands)
Increase in loss ratio of three percentage points	$3,456
Decrease in loss ratio of three percentage points	$(3,456)

Company management believes that using a sensitivity of three loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the Company’s reserve for claims is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2019. The ultimate settlement of claims will likely vary from the reserve estimates included in the Company’s Consolidated Financial Statements. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a material adverse effect on the Company’s financial position or operating results.

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

Valuation and Impairment of Investments in Securities

Investments in Fixed Maturity Securities – Fixed maturity securities are classified as available-for-sale and reported at estimated fair value with unrealized gains and losses, net of tax and adjusted for other-than-temporary declines in fair value, and reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Realized gains and losses are determined on the specific identification method. Refer to Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about the Company’s investments in fixed maturity securities.

Investments in Equity Securities – Equity securities represent ownership interests held by the Company in entities for investment purposes.  Prior to January 1, 2018, these equity securities were classified as available-for-sale and were carried at estimated fair value on the Company’s Consolidated Balance Sheets.  Unrealized holding gains and losses from changes in the estimated fair values of available-for-sale equity securities were reported in accumulated other comprehensive income.  Effective January 1, 2018, unrealized holding gains and losses are reported in the Consolidated Statements of Income as changes in the estimated fair value of equity security investments.  As a result, other-than-temporary impairments will no longer be considered for equity securities.  Realized investment gains and losses from sales are recorded on the trade date and are determined using the specific identification method. Refer to Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about the Company’s investments in equity securities.

Other Investments – Other investments consist of investments in unconsolidated affiliated entities, typically structured as limited liability companies ("LLC's"), without readily determinable fair values. Other investments are accounted for under either the equity method or the measurement alternative method. The measurement alternative method is used when an investment does not qualify for the equity method or the practical expedient in Accounting Standards Codification Topic 820, which estimates fair value using the net asset value per share. Under the measurement alternative method, investments are recorded at cost, less any impairment and plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the estimated fair value of these investments and makes any necessary adjustments.

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

Deferred Taxes

The Company recorded net deferred tax liabilities at December 31, 2019 and 2018. The deferred tax liabilities recorded during both periods primarily relate to net unrealized gains on investments, the excess of tax over book depreciation, intangible assets, and the recorded reserve for claims, net of statutory premium reserves. Refer to Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information on the Company’s deferred taxes.

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

Results of Operations

The following table presents certain income statement data for the years ended December 31, 2019, 2018 and 2017:

For the Years Ended December 31, (in thousands)	2019	2018	2017
Revenues:
Net premiums written	$145,842	$138,125	$140,502
Escrow and other title-related fees	7,474	7,096	6,892
Non-title services	9,922	7,082	6,128
Interest and dividends	4,752	4,619	4,445
Other investment income	3,191	3,107	2,159
Net realized investment gains (losses)	1,340	(110)	1,041
Changes in the estimated fair value of equity security investments	10,303	(4,130)	—
Other	678	470	460
Total Revenues	183,502	156,259	161,627

Operating Expenses:
Commissions to agents	72,780	65,775	68,643
Provision (benefit) for claims	3,532	(332)	3,311
Personnel expenses	46,058	43,552	39,937
Office and technology expenses	9,254	8,813	8,172
Other expenses	12,055	11,382	11,293
Total Operating Expenses	143,679	129,190	131,356

Income before Income Taxes	39,823	27,069	30,271

Provision for Income Taxes	8,365	5,210	4,570

Net Income Attributable to the Company	$31,458	$21,892	$25,707

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

(in thousands, except percentages)	2019	%	2018	%	2017	%
Title Insurance	$170,374	92.8%	$147,980	94.7%	$154,524	95.6%
All Other	13,128	7.2%	8,279	5.3%	7,103	4.4%
Total	$183,502	100.0%	$156,259	100.0%	$161,627	100.0%

Net Premiums Written

Net premiums written increased 5.6% in 2019 to $145.8 million, compared with $138.1 million in 2018, and decreased 1.7% in 2018, compared with $140.5 million in 2017. The increase in 2019, compared with 2018, was primarily due to favorable interest rates, higher home prices, and higher levels of both refinance and refinance activity. The decrease in 2018, compared with 2017, was primarily due to a decline in refinance activity, partially offset by an increase in purchase activity and higher real estate values.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of premiums generated by branch and agency operations for the years ended December 31:

(in thousands, except percentages)	2019	%	2018	%	2017	%
Home and Branch	$40,638	27.9%	$41,305	29.9%	$40,405	28.8%
Agency	105,204	72.1%	96,820	70.1%	100,097	71.2%
Total	$145,842	100.0%	$138,125	100.0%	$140,502	100.0%

Home and Branch Office Net Premiums: In the Company’s home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations decreased 1.6% in 2019 to $40.6 million, compared with $41.3 million in 2018, and increased 2.2% in 2018, compared with $40.4 million in 2017. The decrease in net premiums written from home and branch operations for 2019, compared with 2018, was primarily due to a shift in market mix from purchase transactions to refinance transactions. The increase in net premiums written from home and branch operations for 2018, compared with 2017, was primarily due to an increase in purchase activity and higher real estate values, partially offset by a decline in refinance activity.

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

Agency net premiums written increased 8.7% in 2019 to $105.2 million, compared with $96.8 million in 2018, and decreased 3.3% in 2018, compared with $100.1 million in 2017. The increase in 2019, compared with 2018, was primarily the result of favorable interest rates increasing refinancing levels. The decrease in 2018, compared with 2017, was primarily attributable to lower levels of refinance activity following increases in mortgage interest rates.

The following is a schedule of net premiums written in select states in which the Company’s two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

State (in thousands)	2019	2018	2017
North Carolina	$57,132	$55,772	$53,169
Texas	26,652	25,574	26,546
Georgia	16,422	13,592	13,166
South Carolina	13,796	14,172	14,732
Virginia	5,753	5,849	6,227
All Others	26,496	23,489	26,923
Premiums Written	146,251	138,448	140,763
Reinsurance Assumed	2	4	3
Reinsurance Ceded	(411)	(327)	(264)
Net Premiums Written	$145,842	$138,125	$140,502

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. In 2019, escrow and other title-related fee revenue increased 5.3% to $7.5 million, compared with $7.1 million in 2018, primarily due to an increase in fee income, partially offset by a decline in commission income. In 2018, escrow and other title-related fees increased 3.0%, from $6.9 million in 2017, primarily due to an increase in fee income, partially offset by a decline in commission income.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues increased 40.1% in 2019 to $9.9 million, compared with $7.1 million in 2018, and increased 15.6% in 2018, compared with $6.1 million in 2017. The increases in 2019 and 2018, compared with the respective prior years, related to increases in all major components of non-title services, particularly exchange services revenue.

Investment Related Revenues

Investment related revenues include interest and dividends, other investment income, net realized investment gains (losses) and changes in the estimated fair value of equity security investments.

Interest and Dividends

The Company derives a substantial portion of its income from investments in fixed maturity securities, which are primarily municipal and corporate fixed maturity securities, and equity securities. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. Fixed maturity securities totaling approximately $7.1 million and $6.7 million at December 31, 2019 and 2018, respectively, were deposited with the insurance departments of the states in which business is conducted.

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

Interest and dividends were $4.8 million in 2019, compared with $4.6 million in 2018 and $4.4 million in 2017. The increases in 2019 and 2018, compared with the respective prior years, were primarily due to increases in dividends received from equity securities due to higher portfolio balances. Refer to Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized costs, estimated fair values of investment securities and earnings by security category.

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

Other investment income was $3.2 million in 2019, compared with $3.1 million in 2018 and $2.2 million in 2017. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and or distributions received.

Net Realized Investment Gains (Losses)

Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers’ business prospects and tax planning considerations. As a result of the interaction of these factors and considerations, the net realized investment gain or loss can vary significantly from period to period.

The net realized investment gains (losses) were $1.3 million for 2019, $(110) thousand for 2018 and $1.0 million for 2017. The net realized investment gains (losses) in 2017 included impairment charges of $208 thousand, on certain equity investments and other assets that were deemed to be other-than-temporarily impaired , offset by a net realized gain on the sales of investments and other assets of $1.2 million. There were no impairments recorded in 2019 and 2018. Management believes unrealized losses on remaining fixed maturity securities at December 31, 2019 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments

The Company adopted Accounting Standards Update 2016-01, Financial Instruments, on January 1, 2018. Among other provisions, the update requires all changes in the estimated fair value of equity securities to be recognized in the Consolidated Statement of Income, without regard as to whether a decline in value is deemed to be temporary or other-than-temporary. The Company’s net income may in turn experience more variation as changes in the estimated fair value will impact the Consolidated Statement of Income.

The changes in estimated fair value of equity security investments were $10.3 million in 2019 and $(4.1) million in 2018. Fluctuations are the result of changes in general market conditions during the respective periods.

Other Revenues

Other revenues primarily include state tax credit income, gains and losses on the disposal of fixed assets and miscellaneous revenues. Other revenues were $678 thousand in 2019, compared with $470 thousand for 2018, and $460 thousand for 2017.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision (benefit) for claims. Operating expenses increased 11.2% in 2019, compared with 2018, primarily due to increases in commissions to agents, the provision (benefit) for claims and personnel expenses. Operating expenses decreased 1.6% in 2018, compared with 2017, due to decreases in the provision (benefit) for claims and commissions to agents, partially offset by increases in personnel, office and technology, and other expenses.

Following is a summary of the Company’s operating expenses for 2019, 2018 and 2017. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

(in thousands, except percentages)	2019	%	2018	%	2017	%
Title Insurance	$134,667	93.7%	$120,875	93.6%	$123,536	94.0%
All Other	9,012	6.3%	8,315	6.4%	7,820	6.0%
Total	$143,679	100.0%	$129,190	100.0%	$131,356	100.0%

On a combined basis, the after-tax profit margins were 17.1%, 14.0% and 15.9% in 2019, 2018 and 2017, respectively. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses:  Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $46.1 million, $43.6 million and $39.9 million for 2019, 2018 and 2017, respectively. Personnel expenses increased by approximately 5.8% in 2019, from 2018, and 9.1% in 2018, from 2017. The increases in 2019, compared with 2018, and 2018, compared with 2017, were primarily related to normal inflationary increases in salaries and benefits, growth in staffing levels associated with higher activity levels and targeted investments in key areas of our business, and continued support of multi-year technology initiatives. On a consolidated basis, personnel expenses as a percentage of total revenues were 25.1%, 27.9%, and 24.7% in 2019, 2018 and 2017, respectively.

Office and Technology Expenses: Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expenses, telecommunications expenses, and business insurance. Office and technology expenses were $9.3 million, $8.8 million and $8.2 million for 2019, 2018 and 2017, respectively. The increases in office and technology expenses in 2019 and 2018, compared with their respective prior years, were primarily related to increases in software, depreciation and increased facilities expenses.

Other Expenses: Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $12.1 million, $11.4 million and $11.3 million for 2019, 2018 and 2017, respectively. The increase in 2019, compared with 2018, was primarily related to an increase in title and service fees associated with the increase in insurance revenues. In 2018, there were marginal increases, compared with 2017, in several miscellaneous expense categories, partially offset by a decline in the amortization of intangible assets.

Title Insurance

After-Tax Profit Margin: The Company’s title insurance after-tax profit margin varies according to a number of factors, including the volume and type of real estate activity. After-tax profit margins for the title insurance segment were 16.7%, 14.9% and 16.9% in 2019, 2018 and 2017, respectively. The increase in after-tax margin in 2019, compared with 2018, was primarily related to increases in revenues from changes in the estimated fair value of equity security investments and net premiums written, partially offset by increases in commissions to agents, the provision (benefit) for claims and personnel expenses. The decrease in after-tax margin in 2018, compared with 2017, was primarily related to a decrease in revenues from changes in the estimated fair value of equity security investments, slightly lower premiums and increased personnel expenses, partially offset by a decrease in commissions to agents and a benefit for claims.

Commissions to Agents: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. In 2019, commissions to agents increased 10.6% to $72.8 million, compared with $65.8 million in 2018, and decreased 4.2% in 2018, compared with $68.6 million in 2017. Commission expense as a percentage of net premiums written by agents was 69.2%, 67.9% and 68.6% in 2019, 2018 and 2017, respectively. Commission expense for 2019 and 2018, when compared to the respective prior year periods, moved commensurate with agent net premiums written. Commissions expense as a percentage of net premiums changed in 2019 and 2018, when compared to the respective prior year periods, primarily due to changes in geographic mix. Commission rates vary by market due to local practice, competition and state regulations.

Provision (Benefit) for Claims: The provision (benefit) for claims as a percentage of net premiums written was 2.4%, (0.2)% and 2.4% in 2019, 2018 and 2017, respectively. The increase in the provision (benefit) for claims in 2019, compared with 2018, was due to less favorable loss development and higher incurred claims in the current year period. A benefit for claims was recorded in 2018, primarily due to favorable loss experience, which resulted in the decrease in the provision (benefit) for claims in 2018, compared with 2017.

The increase in the loss provision rate in 2019, from the 2018 level, resulted in approximately $3.9 million more in reserves than would have been recorded at the lower 2018 level. Loss provision rates are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance. The provision (benefit) for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $3.9 million, $2.7 million and $3.8 million in 2019, 2018 and 2017, respectively.

Reserve for Claims: At December 31, 2019, the total reserve for claims was $31.3 million. Of that total, approximately $3.8 million was reserved for specific claims, and approximately $27.5 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

Changes from prior periods in the expected liability for claims reflect the uncertainty of the claims environment, as well as the limited predictive power of historical data. The Company continually updates and refines its reserve estimates as current experience develops and credible data emerges. Such data includes payments on claims closed during the quarter, new details that emerge on open cases that cause claims adjusters to increase or decrease the case reserves, and the impact that these types of changes have on the Company’s total loss provision (benefit). Adjustments may be required as new information develops which often varies from past experience.

Income Taxes

The provision for income taxes was $8.4 million, $5.2 million and $4.6 million for 2019, 2018 and 2017, respectively. Income tax expense as a percentage of earnings before income taxes was 21.0%, 19.2% and 15.1% for 2019, 2018 and 2017, respectively. The U.S. federal statutory tax rate for 2019 and 2018 was 21%, and 35% for 2017. On December 22, 2017, the TCJA, was enacted into law. That legislation, among other changes, reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As required under generally accepted accounting principles, the Company’s deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate income tax rate, and the impact was recognized in the provision for income taxes in the fourth quarter of 2017. The revaluation resulted in a benefit of approximately $5.3 million recorded for the year ended December 31, 2017.

The effective income tax rates for 2019 and 2018 were primarily impacted by changes in tax-exempt income, as tax exempt lowers the effective tax rate. The effective income tax rate for 2017 was below the federal statutory tax rate primarily due to the revaluation of deferred tax assets and liabilities, as well as tax-exempt income.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through December 31, 2019 will be realized. However, this judgment could be impacted by further market fluctuations. Information regarding the components of income tax expense and the items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the accompanying Consolidated Financial Statements.

Liquidity and Capital Resources

The Company’s current cash requirements primarily include general operating expenses (including the payment of title claims), income taxes, capital expenditures and dividends on its common stock. Cash flows from operations have historically been the primary source of financing for expanding operations, whether through organic growth or outside investments.

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

Cash Flows: Net cash flows provided by operating activities were $20.9 million, $24.4 million and $19.9 million for 2019, 2018 and 2017, respectively. Cash flows from operating activities decreased in 2019, from 2018, primarily due to net income declining when adjusted for non-cash items, such as changes in the estimated fair value of equity security investments, and the timing of income tax disbursements, partially offset by an increase in the provision for claims, net of payments of claims. Cash flows from operating activities increased in 2018, from 2017, primarily due to the timing of tax payments and changes in the estimated fair value of equity security investments, partially offset by a lower net income and a benefit for claims.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. In 2019, the Company had higher levels of proceeds received from investments and investment purchase activity, with less dividends paid, compared with 2018. In 2018, the Company had higher levels of proceeds received from investments, investment purchase activity and dividends paid, compared with 2017. In the fourth quarters of 2019, 2018 and 2017, the Company paid special cash dividends in the amounts of $8.00, $10.60 and $2.40 per share, respectively, in addition to regular cash dividends. Total dividends paid per share were $9.60, $12.20 and $3.75 in 2019, 2018 and 2017, respectively.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments, and other readily marketable securities. As of December 31, 2019, the Company held cash and cash equivalents of $25.9 million, short-term investments of $13.1 million, available-for-sale fixed maturity securities of $104.6 million and equity securities of $61.1 million. The net effect of all activities on total cash and cash equivalents was an increase of $7.3 million for 2019, a decrease of $1.5 million for 2018, and a decrease of $7.7 million for 2017.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of December 31, 2019, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

As of December 31, 2019, approximately $103.5 million of the consolidated stockholders’ equity represented net assets of the Company’s subsidiaries that are restricted by regulation from being transferred in the form of dividends, loans or advances to the parent company without prior approval from the respective state insurance department. The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s current operating needs.

During 2020, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $20.4 million.

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

Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased. Pursuant to the Company’s ongoing purchase program, the Company purchased 109 shares in the twelve months ended December 31, 2019, 149 shares in the twelve months ended December 31, 2018, and 1,333 shares in the twelve months ended December 31, 2017, at average per share prices of $165.08, $195.87 and $183.67, respectively. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures: Capital expenditures were approximately $1.5 million, $1.9 million and $2.9 million during 2019, 2018 and 2017, respectively. The Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $21.5 million and $31.6 million as of December 31, 2019 and 2018, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $214.6 million and $308.7 million as of December 31, 2019 and 2018, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

External assets under management of Investors Trust Company totaled approximately $568.6 million and $474.4 million as of December 31, 2019 and 2018, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets.

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

The following table summarizes the Company’s future estimated cash payments under existing contractual obligations at December 31, 2019, including, payments due by period:

		Payments due by period
Contractual Obligations Including Off-Balance Sheet Arrangements (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reserve for claims	$31,333	$6,047	$8,429	$4,637	$12,220
Obligations under executive employment plans and agreements	12,676	128	39	60	12,449
Operating lease obligations	5,022	1,229	2,089	1,127	577
Other obligations	3,035	1,588	929	518	—
Total	$52,066	$8,992	$11,486	$6,342	$25,246

As of December 31, 2019, the Company had a claims reserve totaling $31.3 million. The amounts and timing of these obligations are estimated and not set contractually. Nonetheless, based on historical insurance claims experience, the Company anticipates the payments shown in the Contractual Obligations table. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

Recent Accounting Standards

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). ASU 2016-02 updated guidance to improve financial reporting for leasing transactions. The core principle of the guidance is that lessees will be required to recognize assets and liabilities on the balance sheet for all leases with terms of more than twelve months. A lessee will recognize a liability to make lease payments and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term. Disclosures are required by lessees to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, with certain practical expedients available. The update was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this update on January 1, 2019 with no material impact on the Company's Consolidated Statements of Income or the Consolidated Statements of Cash Flows. The update did have a material impact on the Company's Consolidated Balance Sheets, which included the recognition of operating lease ROU assets and operating lease liabilities. Refer to Note 1 and Note 9 to the accompanying Consolidated Financial Statements for further information regarding the Company's accounting for leases.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update broadens the information that an entity must consider in developing its expected credit loss estimates, and is meant to better reflect an entity’s current estimate of all expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has evaluated the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, and does not expect it to have a material impact. Currently, the Company's potential credit losses under this accounting standard relate to fixed maturity securities. The Company does not believe that the risk of credit losses, based on current fixed maturity securities holdings, is material to the Company's consolidated financial statements as a whole. Refer to Note 3 to the accompanying Consolidated Financial Statements for further information about the Company's investments.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the ASU clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has evaluated the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, and does not expect it to have a material impact.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to reduce the complexity in accounting for income taxes during interim and annual periods and is expected to provide clarity on income tax situations where a diversity in practice has developed. The update is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual periods for which financial statements have not yet been issued. None of these amendments are expected to have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary exposure to market risk relates to the impact of adverse changes in the fair value of financial instruments as a result of changes in interest rates and equity market prices of its investment portfolio. Increases in interest rates diminish the value of fixed maturity securities and preferred stock, and decreases in stock market values diminish the value of common stocks held. The fair value of the majority of marketable securities is determined based on quoted market prices.
Although the Company monitors its risks associated with fluctuations in interest rates, it does not currently use derivative financial instruments to hedge these risks.
There were no material changes in the Company’s market risk or market strategy during the year ended December 31, 2019.
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
The Company’s average credit quality for fixed maturity securities is AA-, determined by using the lower rating reported by the credit reporting agencies.
Interest Rate Risk
Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the Company’s investments in interest-sensitive fixed maturity securities. These securities are primarily fixed-rate municipal and corporate fixed maturity securities. The Company typically does not purchase such securities for trading purposes. At December 31, 2019, the Company had approximately $104.6 million in fixed maturity securities. The Company manages the interest rate risk inherent in its assets by monitoring its liquidity needs and by targeting a specific range for the portfolio’s duration or weighted average maturity.
To determine the potential effect of interest rate risk on interest-sensitive assets, the Company calculates the effect of a 100 basis point shock in prevailing interest rates (“rate shock”) on the fair market value of these securities considering stated interest rates and time to maturity. Based upon the information and assumptions the Company uses in its calculation, management estimates that a 100 basis point increase in prevailing interest rates would decrease the net fair market value of its fixed maturity securities by approximately $3.3 million.
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
Equity Price Risk
 The Company also holds investments in marketable equity securities, which exposes it to market volatility, as discussed in Note 3 to the accompanying Consolidated Financial Statements. The sensitivity analysis presented does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions the Company may take to mitigate its exposure. Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular common stock or stock index. The Company had approximately $61.1 million in equity securities at December 31, 2019. Equity price risk is addressed in part by varying the specific allocation of equity investments over time pursuant to management’s assessment of market and business conditions and ongoing liquidity needs analysis. The Company’s equity exposure is a decline in market prices. Based upon the information and assumptions the Company used in its calculation, management estimates that an immediate decrease in market prices of 10% would decrease the net fair value of the Company’s assets identified above by approximately $6.1 million at December 31, 2019.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement schedules meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

Selected Quarterly Financial Data (unaudited)

2019 (in thousands)	March 31	June 30	September 30	December 31
Net premiums written	$28,795	$34,978	$40,169	$41,900
Net income	6,626	5,500	7,952	11,380
Net income attributable to the Company	6,626	5,500	7,952	11,380
Basic earnings per common share	3.51	2.91	4.21	6.03
Diluted earnings per common share	3.49	2.90	4.20	6.00

2018 (in thousands)	March 31	June 30	September 30	December 31
Net premiums written	$29,559	$35,142	$39,422	$34,002
Net income	4,173	6,920	10,633	133
Net income attributable to the Company	4,176	6,947	10,634	135
Basic earnings per common share	2.21	3.68	5.64	0.07
Diluted earnings per common share	2.20	3.66	5.61	0.07

2017 (in thousands)	March 31	June 30	September 30	December 31
Net premiums written	$32,738	$34,672	$37,428	$35,664
Net income	4,466	5,674	5,927	9,634
Net income attributable to the Company	4,476	5,675	5,927	9,629
Basic earnings per common share	2.37	3.01	3.14	5.11
Diluted earnings per common share	2.36	2.99	3.13	5.08

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders Investors Title Company
Chapel Hill, North Carolina

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Investors Title Company and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related consolidated notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2020 expressed an unqualified opinion thereon.

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
March 11, 2020

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders Investors Title Company
Chapel Hill, North Carolina

Opinion on Internal Control Over Financial Reporting
We have audited Investors Title Company and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and our report dated March 11, 2020, expressed an unqualified opinion on those consolidated financial statements.

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
March 11, 2020

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

/S/ DIXON HUGHES GOODMAN, LLP

High Point, North Carolina
March 11, 2020

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
(in thousands)

As of December 31,	2019	2018
Assets
Cash and cash equivalents	$25,949	$18,694
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: December 31, 2019: $100,667; December 31, 2018: $87,714)	104,638	88,957
Equity securities, at fair value (cost: December 31, 2019: $33,570; December 31, 2018: $31,255)	61,108	48,489
Short-term investments	13,134	32,787
Other investments	13,982	12,436
Total investments	192,862	182,669

Premium and fees receivable	12,523	12,128
Accrued interest and dividends	1,033	946
Prepaid expenses and other receivables	5,519	7,288
Property, net	9,776	10,304
Goodwill and other intangible assets, net	10,275	10,780
Operating lease right-of-use assets	4,469	—
Other assets	1,487	1,459
Total Assets	$263,893	$244,268

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$31,333	$31,729
Accounts payable and accrued liabilities	28,318	27,735
Operating lease liabilities	4,502	—
Current income taxes payable	1,340	4,981
Deferred income taxes, net	7,038	4,184
Total liabilities	72,531	68,629

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,889 and 1,887 shares issued and outstanding as of December 31, 2019 and 2018, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	188,262	174,690
Accumulated other comprehensive income	3,100	949
Total stockholders’ equity	191,362	175,639
Total Liabilities and Stockholders’ Equity	$263,893	$244,268

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share amounts)

For the Years Ended December 31,	2019	2018	2017
Revenues:
Net premiums written	$145,842	$138,125	$140,502
Escrow and other title-related fees	7,474	7,096	6,892
Non-title services	9,922	7,082	6,128
Interest and dividends	4,752	4,619	4,445
Other investment income	3,191	3,107	2,159
Net realized investment gains (losses)	1,340	(110)	1,041
Changes in the estimated fair value of equity security investments	10,303	(4,130)	—
Other	678	470	460
Total Revenues	183,502	156,259	161,627

Operating Expenses:
Commissions to agents	72,780	65,775	68,643
Provision (benefit) for claims	3,532	(332)	3,311
Personnel expenses	46,058	43,552	39,937
Office and technology expenses	9,254	8,813	8,172
Other expenses	12,055	11,382	11,293
Total Operating Expenses	143,679	129,190	131,356

Income before Income Taxes	39,823	27,069	30,271

Provision for Income Taxes	8,365	5,210	4,570

Net Income	31,458	21,859	25,701

Net Loss Attributable to Noncontrolling Interests	—	33	6

Net Income Attributable to the Company	$31,458	$21,892	$25,707

Basic Earnings per Common Share	$16.66	$11.60	$13.63

Weighted Average Shares Outstanding – Basic	1,888	1,887	1,886

Diluted Earnings per Common Share	$16.59	$11.54	$13.56

Weighted Average Shares Outstanding – Diluted	1,896	1,897	1,896

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

For the Years Ended December 31,	2019	2018	2017
Net income	$31,458	$21,859	$25,701
Other comprehensive income (loss), before tax:
Amortization of unrecognized loss	—	—	9
Accumulated postretirement expense obligation adjustment	—	46	70
Unrealized gains (losses) on investments arising during the period	2,727	(1,900)	7,478
Reclassification adjustment for sale of securities included in net income	—	117	(1,227)
Reclassification adjustment for write-down of securities included in net income	—	—	26
Other comprehensive income (loss), before tax	2,727	(1,737)	6,356
Income tax expense related to postretirement health benefits	—	9	27
Income tax expense (benefit) related to unrealized gains (losses) on investments arising during the year	576	(401)	2,556
Income tax expense (benefit) related to reclassification adjustment for sale of securities included in net income	—	24	(419)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	—	—	8
Net income tax expense (benefit) on other comprehensive income (loss)	576	(368)	2,172
Other comprehensive income (loss)	2,151	(1,369)	4,184
Comprehensive Income	$33,609	$20,490	$29,885
Comprehensive loss attributable to noncontrolling interests	—	33	6
Comprehensive Income Attributable to the Company	$33,609	$20,523	$29,891

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2017	1,884	$—	$143,284	$11,761	$91	$155,136
Net income attributable to the Company			25,707			25,707
Dividends paid ($3.75 per share)			(7,073)			(7,073)
Repurchases of common stock	(1)		(246)			(246)
Exercise of stock appreciation rights	3		—			—
Share-based compensation expense related to stock appreciation rights			219			219
Amortization related to postretirement health benefits				6		6
Accumulated postretirement benefit obligation adjustment				46		46
Net unrealized gain on investments				4,132		4,132
Net loss attributable to noncontrolling interests					(6)	(6)
Balance, December 31, 2017	1,886	$—	$161,891	$15,945	$85	$177,921
Net income attributable to the Company			21,892			21,892
Dividends paid ($12.20 per share)			(23,017)			(23,017)
Repurchases of common stock	—		(29)			(29)
Exercise of stock appreciation rights	1		(1)			(1)
Share-based compensation expense related to stock appreciation rights			327			327
Cumulative-effect adjustment for adoption of new accounting standards			13,627	(13,627)		—
Accumulated postretirement benefit obligation adjustment				37		37
Net unrealized loss on investments				(1,406)		(1,406)
Distribution of equity to noncontrolling interest					(52)	(52)
Net loss attributable to noncontrolling interests					(33)	(33)
Balance, December 31, 2018	1,887	$—	$174,690	$949	$—	$175,639
Net income attributable to the Company			31,458			31,458
Dividends paid ($9.60 per share)			(18,131)			(18,131)
Repurchases of common stock	—		(19)			(19)
Exercise of stock appreciation rights	2		—			—
Share-based compensation expense related to stock appreciation rights			264			264
Net unrealized gain on investments				2,151		2,151
Balance, December 31, 2019	1,889	$—	$188,262	$3,100	$—	$191,362

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

For the Years Ended December 31,	2019	2018	2017
Operating Activities
Net income	$31,458	$21,859	$25,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,759	1,657	1,435
Amortization of investments, net	712	748	788
Amortization of other intangible assets, net	505	577	917
Amortization related to postretirement benefits obligation	—	—	9
Share-based compensation expense related to stock appreciation rights	264	327	219
Net (gain) loss on disposals of property	(46)	12	(23)
Net realized (gain) loss on securities	(1,343)	117	(1,201)
Net realized loss (gain) on other investments	3	(7)	(22)
Net realized loss on impairments of other assets and other investments	—	—	182
Changes in the estimated fair value of equity security investments	(10,303)	4,130	—
Net earnings from other investments	(2,209)	(1,913)	(1,673)
Provision (benefit) for claims	3,532	(332)	3,311
Provision (benefit) for deferred income taxes	2,278	(4,074)	(4,664)
Changes in assets and liabilities:
Increase in receivables	(395)	(2,097)	(1,505)
Decrease in other assets	1,654	540	388
Increase in operating lease right-of-use assets	(4,469)	—	—
Decrease (increase) in current income taxes receivable	—	385	(385)
Increase in operating lease liabilities	4,502	—	—
Increase in accounts payable and accrued liabilities	583	216	1,463
(Decrease) increase in current income taxes payable	(3,641)	4,981	(1,232)
Payments of claims, net of recoveries	(3,928)	(2,740)	(3,815)
Net cash provided by operating activities	20,916	24,386	19,893

Investing Activities
Purchases of fixed maturity securities	(26,431)	—	(18,420)
Purchases of equity securities	(6,374)	(13,954)	(4,646)
Purchases of short-term investments	(98,476)	(94,781)	(26,414)
Purchases of other investments	(2,536)	(1,544)	(1,873)
Proceeds from sales and maturities of fixed maturity securities	12,530	11,520	17,445
Proceeds from the sale of equity securities	5,402	8,585	4,682
Proceeds from sales and maturities of short-term investments	118,364	86,105	9,228
Proceeds from sales and distributions of other investments	3,192	3,055	2,696
Proceeds from sales of other assets	3	7	22
Purchase of subsidiary, net of cash received	—	—	(175)
Purchases of property, equipment and software	(1,486)	(1,859)	(2,884)
Proceeds from disposals of property	301	59	51
Net cash provided by (used in) investing activities	4,489	(2,807)	(20,288)

Consolidated Statements of Cash Flows, continued
	2019	2018	2017

Financing Activities
Repurchases of common stock	(19)	(29)	(246)
Exercise of stock appreciation rights	—	(1)	—
Distribution of equity for noncontrolling interest	—	(52)	—
Dividends paid	(18,131)	(23,017)	(7,073)
Net cash used in financing activities	(18,150)	(23,099)	(7,319)

Net Increase (Decrease) in Cash and Cash Equivalents	7,255	(1,520)	(7,714)
Cash and Cash Equivalents, Beginning of Period	18,694	20,214	27,928
Cash and Cash Equivalents, End of Period	$25,949	$18,694	$20,214

Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$9,734	$5,462	$11,539
Non Cash Investing and Financing Activities
Non cash net unrealized (gain) loss on investments, net of deferred tax (provision) benefit of $(576), $377 and $(2,145) for December 31, 2019, 2018 and 2017, respectively	$(2,151)	$1,406	$(4,132)
Adjustments to postretirement benefits obligation, net of deferred tax provision of $0, $(9) and $(24) for December 31, 2019, 2018 and 2017, respectively	$—	$(37)	$(46)
Changes in Financial Statement Amounts Related to Purchase of Subsidiaries, Net of Cash Received
Goodwill and other intangibles acquired	$—	$—	$(237)
Accounts payable and accrued liabilities assumed	—	—	62
Purchase of subsidiary, net of cash received	$—	$—	$(175)

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business: Investors Title Company’s (the “Company”) primary business, and only reportable segment, is title insurance. The title insurance segment, through its two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies primarily through approved attorneys from underwriting offices and through independent issuing agents in 23 states and the District of Columbia, primarily in the eastern half of the United States. The majority of the Company’s business is concentrated in North Carolina, Texas, Georgia and South Carolina.

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

Investments in Securities

Investments in Fixed Maturity Securities: Fixed maturity securities are classified as available-for-sale and reported at estimated fair value with unrealized gains and losses, net of tax and adjusted for other-than-temporary declines in fair value, reported in accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value for factors that may indicate that a decline in fair value is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include the duration and extent to which the fair value has been less than cost and the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Realized gains and losses are determined on the specific identification method. Refer to Note 3 for further information about the Company’s investments in fixed maturity securities.

Investments in Equity Securities: Equity securities represent ownership interests held by the Company in entities for investment purposes.  Prior to January 1, 2018, these equity securities were classified as available-for-sale and were carried at estimated fair value on the Company’s Consolidated Balance Sheets.  Unrealized holding gains and losses from changes in the fair values of available-for-sale equity securities were reported in accumulated other comprehensive income.  Effective January 1, 2018, changes in the estimated fair value of equity security investments are reported in the Consolidated Statements of Income.  As a result, other-than-temporary impairments will no longer be considered for equity securities.  Realized investment gains and losses from sales are recorded on the trade date and are determined using the specific identification method. Refer to Note 3 for further information about the Company’s investments in equity securities.

Other Investments

Other investments consist of investments in unconsolidated affiliated entities, typically structured as limited liability companies ("LLC's"), without readily determinable fair values. Other investments are accounted for under either the equity method or the measurement alternative method. The measurement alternative method is used when an investment does not qualify for the equity method or the practical expedient in Accounting Standards Codification (“ASC”) Topic 820, which estimates fair value using the net asset value per share. Under the measurement alternative method, investments are recorded at cost, less any impairment and plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The aggregate cost of the Company’s cost method investments totaled $7.9 million and $6.6 million at December 31, 2019 and 2018, respectively. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

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

Reserve for Claims

The total reserve for all reported and unreported losses the Company incurred through December 31, 2019 is represented by the reserve for claims. The Company’s reserve for unpaid losses and loss adjustment expenses is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). Despite the variability of such estimates, management believes that the reserve is adequate to cover claims losses resulting from pending and future claims for policies issued through December 31, 2019. The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

Claims losses paid are charged to the reserve for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries assets at the lower of cost or estimated realizable value, net of any indebtedness on the property.

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

Comprehensive Income

The Company’s accumulated other comprehensive income is comprised of unrealized holding gains or losses on available-for-sale securities, net of tax, and unrealized gains or losses associated with postretirement benefit liabilities, net of tax. Accumulated other comprehensive income as of December 31, 2019 consists of $3.1 million of unrealized holding gains on available-for-sale securities and $32 thousand of unrecognized actuarial losses associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2018 consists of $981 thousand of unrealized holding gains on available-for-sale securities and $32 thousand of unrecognized actuarial losses associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2017 consists of $16.0 million of unrealized holding gains on available-for-sale securities and $58 thousand of unrecognized actuarial losses associated with postretirement benefit liabilities.

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

Leases

At inception, the Company determines if an arrangement is a lease. The Company enters into lease agreements that are primarily used for office space, and all current leases are accounted for as operating leases. Amounts related to operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities on the Company's Consolidated Balance Sheets. Operating lease ROU assets represent the Company’s right to use an underlying asset for the stated lease term. Operating lease liabilities represent the Company’s obligation to make lease payments arising from an operating lease. Operating lease ROU assets and liabilities are recognized at the date of the lease commencement, and are based on the present value of lease payments over the lease term. In addition, the Company elected certain practical expedients and therefore (a) chose not to reassess whether any expired or existing contracts are, or contain, leases, (b) chose not to reassess the lease classification for any expired or existing leases, and (c) chose not to reassess initial direct costs for any expired or existing leases. The Company's current leases do not provide an implicit interest rate, thus the Company utilized the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields in determining the present value of lease payments. A portion of the Company's current leases includes an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The operating lease liability recorded in the Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. A lease expense is recognized on a straight-line basis over the lease term. Adjustments for straight-line rental expense for the periods presented are not material and as such, the lease expense recognized was reflected in cash used in operating activities for the respective periods. Refer to Note 9 for further information about the Company's leases.

Subsequent Events

The Company has evaluated and concluded that there were no material subsequent events requiring adjustment or disclosure to its Consolidated Financial Statements.

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). ASU 2016-02 updated guidance to improve financial reporting for leasing transactions. The core principle of the guidance is that lessees will be required to recognize assets and liabilities on the balance sheet for all leases with terms of more than twelve months. A lessee will recognize a liability to make lease payments and a ROU asset representing its right to use the underlying asset for the lease term. Disclosures are required by lessees to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, with certain practical expedients available. The update was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this update on January 1, 2019 with no material impact on the Company's Consolidated Statements of Income or the Consolidated Statements of Cash Flows. The update did have a material impact on the Company's Consolidated Balance Sheets, which included the recognition of operating lease ROU assets and operating lease liabilities. Refer to Note 9 and the Significant Accounting Policies section, above, for further information regarding the Company's accounting for leases.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update broadens the information that an entity must consider in developing its expected credit loss estimates, and is meant to better reflect an entity’s current estimate of all expected credit losses. In addition, this update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has evaluated the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, and does not expect it to have a material impact. Currently, the Company's potential credit losses under this accounting standard relate to fixed maturity securities. The Company does not believe that the risk of credit losses, based on current fixed maturity securities holdings, is material to the Company's consolidated financial statements as a whole. Refer to Note 3 for further information about the Company's investments.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the ASU clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has evaluated the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, and does not expect it to have a material impact.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to reduce the complexity in accounting for income taxes during interim and annual periods and is expected to provide clarity on income tax situations where a diversity in practice has developed. The update is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual periods for which financial statements have not yet been issued. None of these amendments are expected to have a material impact on the Company's financial position or results of operations.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period and accompanying consolidated notes. Actual results could differ materially from those estimates and assumptions used. The more significant of these estimates and assumptions include the following:

Claims: The Company’s reserve for claims is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which have been incurred but not reported. A provision for estimated future claims payments is recorded at the time policy revenue is recorded as a percentage of net premiums written. By their nature, title claims can often be complex, vary greatly in dollar amounts, vary in number due to economic and market conditions such as an increase in mortgage foreclosures, and involve uncertainties as to ultimate exposure. In addition, some claims may require a number of years to settle and determine the final liability for indemnity and loss adjustment expense. The payment experience may extend for more than 20 years after the issuance of a policy. Events such as fraud, defalcation and multiple property defects can substantially and unexpectedly cause increases in estimates of losses. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, these estimates are subject to variability.

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

Combined capital and surplus on a statutory basis was $194.0 million and $180.2 million as of December 31, 2019 and 2018, respectively. Net income on a statutory basis was $21.3 million, $41.0 million and $18.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company has designated approximately $37.3 million and $35.9 million of retained earnings as of December 31, 2019 and 2018, respectively, as appropriated to reflect the required statutory premium and supplemental reserves. Refer to Note 8 for the tax treatment of the statutory premium reserve.

As of December 31, 2019 and 2018, approximately $103.5 million and $81.8 million, respectively, of consolidated stockholders’ equity represents net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. During 2020, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $20.4 million.

Fixed maturity securities totaling approximately $7.1 million and $6.7 million at December 31, 2019 and 2018, respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of December 31, 2019 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$25,161	$6	$4	$25,163
General obligations of U.S. states, territories and political subdivisions	18,887	843	—	19,730
Special revenue issuer obligations of U.S. states, territories and political subdivisions	51,188	2,530	20	53,698
Corporate debt securities	5,431	621	5	6,047
Total	$100,667	$4,000	$29	$104,638

As of December 31, 2018 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Governmental obligations	$1,023	$—	$7	$1,016
General obligations of U.S. states, territories and political subdivisions	19,518	229	143	19,604
Special revenue issuer obligations of U.S. states, territories and political subdivisions	56,675	1,237	329	57,583
Corporate debt securities	10,498	303	47	10,754
Total	$87,714	$1,769	$526	$88,957

The special revenue category for both periods presented includes approximately 60 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at December 31, 2019 were as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$9,695	$9,740
Due after one year through five years	62,699	64,756
Due five years through ten years	27,461	28,847
Due after ten years	812	1,295
Total	$100,667	$104,638

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2019 and 2018, respectively.

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2019 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$12,045	$(4)	$—	$—	$12,045	$(4)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,101	(17)	1,118	(3)	2,219	(20)
Corporate debt securities	413	(5)	—	—	413	(5)
Total temporarily impaired securities	$13,559	$(26)	$1,118	$(3)	$14,677	$(29)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2018 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,016	$(7)	$—	$—	$1,016	$(7)
General obligations of U.S. states, territories and political subdivisions	4,888	(32)	6,469	(111)	11,357	(143)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	12,326	(100)	9,720	(229)	22,046	(329)
Corporate debt securities	4,490	(28)	3,733	(19)	8,223	(47)
Total temporarily impaired securities	$22,720	$(167)	$19,922	$(359)	$42,642	$(526)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which the estimated fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 6 and 51 fixed maturity securities had unrealized losses at December 31, 2019 and 2018, respectively. Reviews of the values of securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. During 2019, 2018 and 2017, the Company recorded no other-than-temporary impairment charges related to fixed maturity securities. If the Company determines an other-than-temporary impairment charge is necessary, the expense would be recorded in net realized investment gains (losses) in the Consolidated Statements of Income when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of December 31, 2019 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$33,570	$61,108
Total	$33,570	$61,108

As of December 31, 2018 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$31,255	$48,489
Total	$31,255	$48,489

Unrealized holding gains and losses are reported in the Consolidated Statements of Income as changes in the estimated fair value of equity security investments.

Interest and Dividends

Earnings on investments for the years ended December 31 were as follows:

(in thousands)	2019	2018	2017
Fixed maturity securities	$2,540	$2,809	$3,037
Equity securities	1,586	1,308	1,203
Invested cash and other short-term investments	624	492	202
Miscellaneous interest	2	10	3
Investment income	$4,752	$4,619	$4,445

Net Realized Investment Gains (Losses)

Gross realized gains and losses on sales of investments for the years ended December 31 are summarized as follows:

(in thousands)	2019	2018	2017
Gross realized gains from securities:
Common stocks	$1,725	$1,030	$1,487
Total	$1,725	$1,030	$1,487
Gross realized losses from securities:
Common stocks	$(382)	$(1,147)	$(260)
Other-than-temporary impairment of securities	—	—	(26)
Total	$(382)	$(1,147)	$(286)
Net realized gains (losses) from securities	$1,343	$(117)	$1,201
Net realized other investment (losses) gains:
Impairments on other investments	$—	$—	$(182)
Gains on other investments	3	7	22
Losses on other investments	(6)	—	—
Total	$(3)	$7	$(160)
Net realized investment gains (losses)	$1,340	$(110)	$1,041

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities (“VIEs”) that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of December 31, 2019:

Type of Investment (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$228	$228	$1,325
Real estate LLCs or LPs	Other investments	5,405	5,898	7,075
Small business investment LLCs or LPs	Other investments	6,183	5,984	8,955
Total		$11,816	$12,110	$17,355

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

The Level 1 category includes equity securities and U.S. Treasury securities that are measured at estimated fair value using quoted active market prices.

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of December 31, 2019 and 2018, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of December 31, 2019 and 2018:

As of December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions*	$24,160	$74,431	$—	$98,591
Corporate debt securities*	—	6,047	—	6,047
Total	$24,160	$80,478	$—	$104,638

As of December 31, 2018 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions*	$—	$78,203	$—	$78,203
Corporate debt securities*	—	10,754	—	10,754
Total	$—	$88,957	$—	$88,957

*Denotes fair market value obtained from pricing services.

The following table presents, by level, equity investments and other financial instruments at estimated fair values as of December 31, 2019 and December 31, 2018:

As of December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$25,949	$—	$—	$25,949
Accrued interest and dividends	1,033	—	—	1,033
Equity securities, at fair value:
Common stocks	61,108	—	—	61,108
Short-term investments:
Money market funds and certificates of deposit	13,134	—	—	13,134
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,083	6,083
Equity investments in unconsolidated affiliates, measurement alternative	—	—	7,899	7,899
Total	$101,224	$—	$13,982	$115,206

As of December 31, 2018 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$18,694	$—	$—	$18,694
Accrued interest and dividends	946	—	—	946
Equity securities, at fair value:
Common stocks	48,489	—	—	48,489
Short-term investments:
Commercial paper and money market funds	32,787	—	—	32,787
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	5,847	5,847
Equity investments in unconsolidated affiliates, measurement alternative	—	—	6,589	6,589
Total	$100,916	$—	$12,436	$113,352

The Company did not hold any Level 3 category debt or marketable equity investment securities as of December 31, 2019 or 2018.

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

Certain equity investments under the measurement alternative are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the Consolidated Statements of Income. There were no impairments of such investments made during the twelve-month periods ended December 31, 2019 or 2018. The following table presents a rollforward of equity investments under the measurement alternative as of December 31, 2019 and 2018:

(in thousands)	Balance, January 1, 2019	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2019
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$6,589	$—	$—	$2,241	$(931)	$7,899
Total	$6,589	$—	$—	$2,241	$(931)	$7,899

(in thousands)	Balance, January 1, 2018	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2018
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$5,439	$—	$—	$1,486	$(336)	$6,589
Total	$5,439	$—	$—	$1,486	$(336)	$6,589

4. Property and Equipment

Property and equipment and estimated useful lives at December 31 are summarized as follows:

(in thousands)	2019	2018
Land	$1,413	$1,413
Office buildings and improvements (25 years)	4,511	4,492
Furniture, fixtures and equipment (3 to 10 years)	14,982	14,148
Automobiles (3 years)	1,048	935
Total	21,954	20,988
Less accumulated depreciation	(12,178)	(10,684)
Property and equipment, net	$9,776	$10,304

Included within furniture, fixtures and equipment is software developed by the Company for internal use. Capitalized costs include both direct and indirect costs, such as payroll costs of employees associated with developing software, incurred during the software development stage.

5. Reinsurance

The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Premiums assumed and ceded were approximately $2 thousand and $411 thousand, respectively, for 2019, $4 thousand and $327 thousand, respectively, for 2018, and $3 thousand and $264 thousand, respectively, for 2017. Ceded reinsurance is comprised of excess of loss treaties, which outline the conditions in which the reinsurance company will pay claims and protect against losses over certain agreed upon amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event the assuming insurance companies are unable to meet their obligations under these contracts. The Company has not paid or recovered any reinsured losses during the three years ended December 31, 2019.

6. Reserve for Claims

Changes in the reserve for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

(in thousands)	2019	2018	2017
Balance, beginning of period	$31,729	$34,801	$35,305
Provision (benefit) related to:
Current year	8,610	6,762	7,432
Prior years	(5,078)	(7,094)	(4,121)
Total provision (benefit) charged to operations	3,532	(332)	3,311
Claims paid, net of recoveries, related to:
Current year	(2,057)	(178)	(75)
Prior years	(1,871)	(2,562)	(3,740)
Total claims paid, net of recoveries	(3,928)	(2,740)	(3,815)
Balance, end of year	$31,333	$31,729	$34,801

The Company continually refines its reserve estimates as current loss experience develops and credible data emerges. Movements in the reserve related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data. The increase in the provision for claims in 2019, compared to 2018, primarily related to less favorable loss development and higher incurred claims in the current period. The favorable development in 2019 was primarily related to policy years 2012 through 2018. Due to variances between actual and expected loss payments, loss development is subject to significant variability.
The Company does not recognize claim recoveries until an actual payment has been received by the Company. The Company realized claim recoveries of approximately $815 thousand, $1.9 million and $570 thousand during 2019, 2018 and 2017, respectively.

The provision (benefit) for claims as a percentage of net premiums written was 2.4%, (0.2)% and 2.4% in 2019, 2018 and 2017, respectively.

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

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	2019	%	2018	%
Known title claims	$3,799	12.1	$3,007	9.5
IBNR	27,534	87.9	28,722	90.5
Total reserve for claims	$31,333	100.0	$31,729	100.0

In management’s opinion, the reserve for claims is adequate to cover claims losses which might result from pending and future claims.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

(in thousands, except per share amounts)	2019	2018	2017
Net income attributable to the Company	$31,458	$21,892	$25,707
Weighted average common shares outstanding – Basic	1,888	1,887	1,886
Incremental shares outstanding assuming the exercise of dilutive stock options and SARs (share-settled)	8	10	10
Weighted average common shares outstanding – Diluted	1,896	1,897	1,896
Basic earnings per common share	$16.66	$11.60	$13.63
Diluted earnings per common share	$16.59	$11.54	$13.56

There were 14 thousand, 9 thousand and 4 thousand potential shares excluded from the computation of diluted earnings per share in 2019, 2018 and 2017, respectively.

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

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	25	$65.85	3.85	$837
SARs granted	4	192.71
SARs exercised	(4)	36.38
Outstanding as of December 31, 2017	25	$93.40	3.98	$2,624
SARs granted	4	188.71
SARs exercised	(1)	41.50
Outstanding as of December 31, 2018	28	$110.27	3.64	$2,019
SARs granted	4	162.81
SARs exercised	(2)	50.50
Outstanding as of December 31, 2019	30	$124.13	3.53	$1,352

Exercisable as of December 31, 2019	29	$122.62	3.42	$1,352

Unvested as of December 31, 2019	1	$162.81	6.38	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31. The intrinsic values of SARs exercised during 2019, 2018 and 2017 were approximately $364 thousand, $153 thousand and $473 thousand, respectively.

There were no options outstanding at December 31, 2019. The following table summarizes information about SARs outstanding at December 31, 2019:

(in thousands, except exercise prices and average remaining contractual term)			SARs Outstanding at Year-End			SARs Exercisable at Year-End
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$60.00	—	$69.99	4	1.39	$68.70	4	$68.70
70.00	—	79.99	8	1.58	72.44	8	72.44
90.00	—	99.99	4	3.38	93.87	4	93.87
150.00	—	199.99	14	5.38	181.41	13	183.10
$60.00	—	$199.99	30	3.53	$124.13	29	$122.62

In 2019, 4 thousand SARs vested with a fair value of approximately $264 thousand.

During the second quarters of 2019, 2018 and 2017, the Company issued share-settled SARs to the directors of the Company. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments. The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair values for the SARs issued during 2019, 2018 and 2017 were $51.88, $78.61 and $55.40, respectively, and were estimated using the weighted average assumptions shown in the table below.

	2019	2018	2017
Expected life in years	7.0	7.0	7.0
Volatility	30.2%	39.0%	26.2%
Interest rate	2.3%	3.1%	2.0%
Yield rate	1.0%	0.8%	0.8%

There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

There was approximately $264 thousand, $327 thousand and $219 thousand of compensation expense relating to SARs vesting on or before December 31, 2019, 2018 and 2017, respectively, included in personnel expenses in the Consolidated Statements of Income. As of December 31, 2019, there was approximately $58 thousand of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately 3 months.

8. Income Taxes

The components of income tax expense for the years ended December 31 are summarized as follows:

(in thousands)	2019	2018	2017
Current:
Federal	$5,945	$9,156	$9,163
State	142	128	71
Total current	6,087	9,284	9,234
Deferred:
Federal	2,280	(4,064)	(4,649)
State	(2)	(10)	(15)
Total deferred	2,278	(4,074)	(4,664)
Total	$8,365	$5,210	$4,570

For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in other expenses in the Consolidated Statements of Income.

At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

(in thousands)	2019	2018
Deferred income tax assets:
Accrued benefits and retirement services	$3,049	$2,758
Other-than-temporary impairment of assets	178	198
Allowance for doubtful accounts	91	82
Net operating loss carryforward	77	28
Reinsurance and commission payable	36	13
Postretirement benefit obligation	9	8
Other	1,329	359
Total	4,769	3,446
Deferred income tax liabilities:
Net unrealized gain on investments	6,691	3,924
Intangible assets	1,168	1,250
Recorded reserve for claims, net of statutory premium reserves	1,096	599
Excess of tax over book depreciation	947	1,104
Other	1,905	753
Total	11,807	7,630
Net deferred income tax liabilities	$(7,038)	$(4,184)

At December 31, 2019 and 2018, there were no valuation allowances recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these deferred income tax assets will be realized.

As computed for the years ended December 31 at the U.S. federal statutory income tax rate of 21.0% for 2019, 21.0% for 2018 and 35.0% for 2017, respectively, to income tax expense follows:

(in thousands)	2019	2018	2017
Anticipated income tax expense	$8,362	$5,684	$10,595
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	112	101	46
Tax-exempt interest income, net of amortization	(900)	(1,026)	(1,298)
Tax Cuts and Jobs Act*	—	—	(5,342)
Other, net	791	451	569
Provision for income taxes	$8,365	$5,210	$4,570

* On December 22, 2017, the TCJA, was enacted into law. This tax legislation, among other changes, reduced the federal corporate income tax rate from 35.0% to 21.0%, effective January 1, 2018. As required under generally accepted accounting principles, the Company’s deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate income tax rate. The impact was recognized in the Company’s provision for income taxes in the fourth quarter of 2017. The revaluation resulted in a benefit of approximately $5.3 million, or $2.82 per diluted share.

In accounting for uncertainty in income taxes, the Company is required to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. There were no unrecognized tax benefits or liabilities as of December 31, 2019.

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

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2016.

9. Leases

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

Lease expense is included in office and technology expenses in the Consolidated Statements of Income. Information regarding the Company’s operating leases is as follows:

(in thousands)	2019
Operating leases	$1,273
Short-term leases (b)	139
Lease expense	$1,412
Sub-lease income	—
Lease cost	$1,412

(b)	Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.

Components of the operating lease liability presented on the Consolidated Balance Sheets are as follows:

(in thousands)	2019
Current:
Operating lease liabilities	$1,048
Non-current:
Operating lease liabilities	3,454
Total operating lease liabilities	$4,502

The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2019, are summarized as follows:

Year Ended (in thousands)
2020	$1,229
2021	1,150
2022	939
2023	649
2024	478
Thereafter	577
Total undiscounted payments	$5,022
Less: present value adjustment	(520)
Operating lease liabilities	$4,502

Supplemental lease information is as follows:

2019
Weighted average remaining lease term (years)	4.84
Weighted average discount rate	4.6%

The Company does not have any material pending operating or financing lease agreements that become effective in future periods.

10. Retirement Agreements and Other Postretirement Benefit Plan

The Company has a 401(k) savings plan. In order to participate in the plan, individuals must have worked at the Company for at least 3 months. In order to be eligible for employer contributions, individuals must be employed for one full year and work at least 1,000 hours annually. The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution. Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code. Expenses related to the 401(k) plan were approximately $1.2 million, $1.2 million and $1.6 million for 2019, 2018 and 2017, respectively.

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

In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives. The amounts accrued for all agreements at December 31, 2019 and 2018 were approximately $12.2 million and $10.9 million, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract. Both the 2019 and 2018 accruals are included in the accounts payable and accrued liabilities line item of the Consolidated Balance Sheets. These executive contracts are accounted for on an individual contract basis. On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the Internal Revenue Code, and were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) plan.

On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The benefits are unfunded. Estimated future benefit payouts expected to be paid for each of the next five years are $14 thousand in 2020, $16 thousand in 2021, $23 thousand in 2022, $32 thousand in 2023, $28 thousand in 2024 and $204 thousand in the next five years thereafter.

Cost of the Company’s postretirement benefits included the following components and is presented in the personnel expenses line of its Consolidated Statements of Income:

(in thousands)	2019	2018	2017
Net periodic benefit cost
Service cost – benefits earned during the year	$—	$—	$—
Interest cost on the projected benefit obligation	33	32	37
Amortization of unrecognized prior service cost	—	—	—
Amortization of unrecognized loss	—	—	9
Net periodic benefits cost at end of year	$33	$32	$46

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net amount in accumulated other comprehensive income is $(82) thousand, $(32) thousand net of tax, for December 31, 2019, and $(41) thousand, $(32) thousand net of tax, for December 31, 2018, and represents the net unrecognized actuarial losses and unrecognized prior service costs. The effects of the funded status on the Company’s Consolidated Balance Sheets at December 31, 2019 and 2018 are presented in the following table:

(in thousands)	2019	2018
Funded status
Actuarial present value of future benefits:
Fully eligible active employee	$(956)	$(882)
Non-eligible active employees	—	—
Plan assets	—	—
Funded status of accumulated postretirement benefit obligation, recognized in other liabilities	$(956)	$(882)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2019 and 2018 includes the following:

(in thousands)	2019	2018
Accrued postretirement benefit obligation at beginning of year	$(882)	$(896)
Service cost – benefits earned during the year	—	—
Interest cost on projected benefit obligation	(33)	(32)
Actuarial (loss) gain	(41)	46
Accrued postretirement benefit obligation at end of year	$(956)	$(882)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

(in thousands)	2019	2018
Balance at beginning of year	$41	$87
Components of accumulated other comprehensive income:
Unrecognized prior service cost	—	—
Amortization of loss, net	—	—
Actuarial loss (gain)	41	(46)
Balance at end of year	$82	$41

The amounts currently in accumulated other comprehensive income, pre-tax, that will be reclassified to the Consolidated Statements of Income and recognized as components of net periodic benefit costs in 2020 are:

(in thousands)	Projected 2020
Amortization of unrecognized prior service cost	$—
Amortization of unrecognized loss	—
Net periodic benefit cost at end of year	$—

Assumed health care cost trend rates do have an effect on the amounts reported for the postretirement benefit obligations. The following illustrates the effects on the net periodic postretirement benefit cost (“NPPBC”) and the accumulated postretirement benefit obligation (“APBO”) of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate as of December 31, 2019:

(in thousands)	One Percentage Point Increase	One Percentage Point Decrease
Net periodic postretirement benefit cost
Effect on the service cost component	$—	$—
Effect on interest cost	6	(5)
Total effect on the net periodic postretirement benefit cost	$6	$(5)
Accumulated postretirement benefit obligation (including active employees who are not fully eligible)
Effect on those currently receiving benefits (retirees and spouses)	$—	$—
Effect on active fully eligible	191	(150)
Effect on actives not yet eligible	—	—
Total effect on the accumulated postretirement benefit obligation	$191	$(150)

11. Commitments and Contingencies

Legal Proceedings: The Company and its subsidiaries are involved in legal proceedings that are incidental to their business. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings, will not, in the aggregate, be material to the Company’s consolidated financial condition or operations.

Regulation: The Company’s title insurance and trust subsidiaries are regulated by various federal, state and local governmental agencies and are subject to various audits and inquiries. It is the opinion of management based on its present expectations that these audits and inquiries will not have a material impact on the Company’s consolidated financial condition or operations.

Escrow and Trust Deposits: As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, escrowed funds received under escrow agreements, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $21.5 million and $31.6 million as of December 31, 2019 and 2018, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchange Proceeds: In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $214.6 million and $308.7 million as of December 31, 2019 and 2018, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

12. Segment Information

The Company has one reportable segment, title insurance services. The remaining immaterial segments have been combined into a group called “All Other.”

The title insurance segment primarily issues title insurance policies through approved attorneys from underwriting offices and through independent issuing agents. Title insurance policies insure titles to real estate.

Provided below is selected financial information about the Company’s operations by segment for the periods ended December 31, 2019, 2018 and 2017:

2019 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$161,463	$11,157	$(8,704)	$163,916
Investment income	15,210	3,036	—	18,246
Net realized gain on investments	1,251	89	—	1,340
Total revenues	$177,924	$14,282	$(8,704)	$183,502
Operating expenses	140,376	9,137	(5,834)	143,679
Income before income taxes	$37,548	$5,145	$(2,870)	$39,823
Total assets	$196,825	$67,068	$—	$263,893

2018 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$153,687	$8,315	$(9,229)	$152,773
Investment income	2,542	1,054	—	3,596
Net realized (loss) gain on investments	(167)	57	—	(110)
Total revenues	$156,062	$9,426	$(9,229)	$156,259
Operating expenses	126,367	8,424	(5,601)	129,190
Income before income taxes	$29,695	$1,002	$(3,628)	$27,069
Total assets	$199,531	$44,737	$—	$244,268

2017 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$153,469	$7,307	$(6,794)	$153,982
Investment income	5,834	770	—	6,604
Net realized gain on investments	932	109	—	1,041
Total revenues	$160,235	$8,186	$(6,794)	$161,627
Operating expenses	129,073	7,913	(5,630)	131,356
Income before income taxes	$31,162	$273	$(1,164)	$30,271
Total assets	$193,828	$55,085	$—	$248,913

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

On October 31, 2012, the Plan was amended to, among other things, extend the expiration date of the plan from November 11, 2012 to October 31, 2022 and increase the exercise price of the stock purchase rights from $80 per unit to $220 per unit. In connection with the amendments to the Plan, the Board of Directors of the Company also amended the Company’s Articles of Incorporation to increase the number of shares designated under the rights plan as Series A Preferred Stock from 100 thousand shares to 200 thousand shares. There were 1.0 million shares of Preferred Stock authorized as of December 31, 2019 and 2018, with 200 thousand being designated Series A Preferred Stock.

14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company invests its cash and cash equivalents into high credit quality security instruments. Deposits which exceed $250 thousand at each institution are not insured by the Federal Deposit Insurance Corporation (“FDIC”).  Of the $25.9 million in cash and cash equivalents at December 31, 2019, $24.6 million was not insured by the FDIC. Of the $18.7 million in cash and cash equivalents at December 31, 2018, $17.6 million was not insured by the FDIC. The Company mitigates the risk of having cash and cash equivalents not insured by the FDIC by monitoring the credit quality of the financial institutions in which the funds are held.

15. Business Concentration

The Company generates a significant amount of title insurance premiums in North Carolina, Texas, Georgia and South Carolina. In 2019, 2018 and 2017, these states generated the following percentage of total premiums written:

State	2019	2018	2017
North Carolina	39.1%	40.3%	37.8%
Texas	18.2%	18.5%	18.9%
Georgia	11.2%	9.8%	9.4%
South Carolina	9.4%	10.2%	10.5%

16. Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investments in these limited liability companies. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (in thousands)	2019	2018
Other investments	$6,083	$5,847
Premium and fees receivable	$410	$409

Financial Statement Classification, Consolidated Statements of Income (in thousands)	2019	2018	2017
Net premiums written	$16,040	$13,960	$14,645
Non-title services and other investment income	$2,974	$2,444	$2,240
Commissions to agents	$10,879	$9,259	$9,864

17. Business Combinations, Intangible Assets and Goodwill

Intangible Assets

 The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from a third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the periods ended December 31, 2019 and 2018 that would indicate that carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following as of December 31:

Year Ended (in thousands)	2019	2018
Referral relationships	$6,416	$6,416
Non-complete agreements	1,406	1,406
Tradename	560	560
Total	8,382	8,382
Accumulated amortization	(2,456)	(1,952)
Identifiable intangible assets, net	$5,926	$6,430

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2020	$504
2021	562
2022	525
2023	525
2024	473
Thereafter	3,337
Total	$5,926

Goodwill and Title Plant

As of December 31, 2019, the Company has reported $4.4 million in goodwill and $690 thousand in a title plant, net of impairments, as the result of title agency acquisitions. The title plant is included with other assets in the Consolidated Balance Sheets. The estimated fair values of goodwill and the title plant, both Level 3 inputs, are principally based on values obtained from a third-party valuation service at the time of acquisition. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the periods ended December 31, 2019 and 2018 that would indicate the carrying amounts may not be recoverable, and therefore concluded that neither goodwill nor the title plant were impaired.

18. Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended December 31, 2019, 2018 and 2017:

2019 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$981	$(32)	$949
Other comprehensive income before reclassifications	2,151	—	2,151
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	2,151	—	2,151
Ending balance	$3,132	$(32)	$3,100

2018 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$16,003	$(58)	$15,945
Cumulative-effect adjustment for adoption of new accounting standards	(13,616)	(11)	(13,627)
Other comprehensive (loss) income before reclassifications	(1,499)	37	(1,462)
Amounts reclassified from accumulated other comprehensive income	93	—	93
Net current-period other comprehensive (loss) income	(1,406)	37	(1,369)
Ending balance	$981	$(32)	$949

2017 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$11,871	$(110)	$11,761
Other comprehensive income before reclassifications	4,922	46	4,968
Amounts reclassified from accumulated other comprehensive income	(790)	6	(784)
Net current-period other comprehensive income	4,132	52	4,184
Ending balance	$16,003	$(58)	$15,945

The following tables provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended December 31, 2019, 2018 and 2017:

2019 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain (loss) on investment	$—
Other-than-temporary impairments	—
Total	$—	Net realized investment gains (losses)
Tax	—	Provision for Income Taxes
Net of Tax	$—
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	—
Total	$—	(a)
Tax	—	Provision for Income Taxes
Net of Tax	$—
Reclassifications for the period	$—

2018 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized loss on investment	$(117)
Other-than-temporary impairments	—
Total	$(117)	Net realized investment gains (losses)
Tax	24	Provision for Income Taxes
Net of Tax	$(93)
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	—
Total	$—	(a)
Tax	—	Provision for Income Taxes
Net of Tax	$—
Reclassifications for the period	$(93)

2017 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investment	$1,227
Other-than-temporary impairments	(26)
Total	$1,201	Net realized investment gains (losses)
Tax	(411)	Provision for Income Taxes
Net of Tax	$790
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	(9)
Total	$(9)	(a)
Tax	3	Provision for Income Taxes
Net of Tax	$(6)
Reclassifications for the period	$784

(a)
These accumulated other comprehensive income components are not reclassified to net income in their entirety in the same reporting period. The amounts are presented within personnel expenses on the Consolidated Statements of Income as amortized. Amortization related to postretirement benefit plans is included in the computation of net periodic pension costs, as discussed in Note 10.

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

Escrow and other title-related fees - The Company’s title segment recognizes commission revenue and fees related to items such as searches, settlements, commitments and other ancillary services. Escrow and other title-related fees are recognized as revenue at the time of the related transactions as the earnings process, or performance obligation, is then considered to be complete.

Non-title services - Through various subsidiaries, the Company offers management services, tax-deferred real property exchange services, investment management and trust services. Nonrefundable exchange fees are recognized as revenue upon receipt of the funds, which is at the time of closing of the initial sale of property. All other non-title service fees are recognized as revenue as performance obligations are completed.

Other - The Company occasionally recognizes revenue from other miscellaneous contracts which can include, but is not limited to seminar and education registration fees and software licensing contracts. These revenue streams are deemed immaterial to the operations of the Company, and revenue is recognized when, or as, performance obligations are completed.

The following table provides a breakdown of the Company’s revenue by major business activity:

(in thousands)	2019	2018	2017
Revenue from contracts with customers:
Escrow and other title-related fees	$7,474	$7,096	$6,892
Non-title services	9,922	7,082	6,128
Total revenue from contracts with customers	17,396	14,178	13,020
Other sources of revenue:
Net premiums written	145,842	138,125	140,502
Investment related revenue	19,586	3,486	7,645
Other	678	470	460
Total Revenues	$183,502	$156,259	$161,627

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Management has assessed, and the Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2019. The reports of management and Dixon Hughes Goodman LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors,” “Corporate Governance – Board of Directors and Committees – The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2020. Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2020 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2020 and is incorporated by reference in this Annual Report on Form 10-K.

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2019. The Company does not have any equity compensation plans that have not been approved by its shareholders.

Equity Compensation Plan Information (unrounded)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	30,000	(a)	$124.13	245,500	(b)
Equity compensation plans not approved by shareholders	—		—	—
Total	30,000		$124.13	245,500

(a)
Includes 25,500 shares issuable upon exercise of outstanding stock appreciation rights (“SARs”) under the 2009 Stock Appreciation Rights Plan (the “2009 Plan”), and 4,500 shares issuable upon exercise of SARs under the 2019 Stock Appreciation Rights Plan (the “2019 Plan”).

(b)	Includes shares remaining for future issuance under the 2019 Plan. The 2009 Plan expired in March 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Corporate Governance – Independent Directors” and “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” set forth in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2020 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2020 and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 11, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March, 2020.

/s/ J. Allen Fine	/s/ James A. Fine, Jr.
J. Allen Fine, Chairman of the Board and	James A. Fine, Jr., President, Treasurer, Chief
Chief Executive Officer	Financial Officer, Chief Accounting Officer and
(Principal Executive Officer)	Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ W. Morris Fine	/s/ James R. Morton
W. Morris Fine, Executive Vice President,	James R. Morton, Director
Secretary and Director

/s/ Tammy F. Coley	/s/ Elton C. Parker, Jr.
Tammy F. Coley, Director	Elton C. Parker, Jr., Director

/s/ David L. Francis	/s/ James H. Speed, Jr.
David L. Francis, Director	James H. Speed, Jr., Director

/s/ Richard M. Hutson II
Richard M. Hutson II, Director

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2019

Type of Investment (in thousands)	Cost (3)	Market Value	Amount at which shown in the Balance Sheet (1)

Fixed maturity securities:
Government obligations	$25,161	$25,163	$25,163
General obligations of U.S. states, territories and political subdivisions	18,682	19,516	19,516
Special revenue issuer obligations of U.S. states, territories and political subdivisions	36,293	38,235	38,235
Public utilities	15,100	15,677	15,677
Corporate debt securities	5,431	6,047	6,047
Total fixed maturity securities	100,667	104,638	104,638

Equity securities:
Common stocks:
Public utilities	303	480	480
Banks, trusts and insurance companies	3,238	7,113	7,113
Industrial, miscellaneous and all other	27,317	44,815	44,815
Technology	2,712	8,700	8,700
Total equity securities	33,570	61,108	61,108

Other investments:
Short-term investments	13,134	13,134	13,134
Other investments (2)	12,534	12,534	12,534
Total other investments	25,668	25,668	25,668

Total investments (2)	$159,905	$191,414	$191,414

(1)	All fixed maturity securities presented are classified as available-for-sale and shown at estimated fair value. Equity securities are shown at fair value.

(2)	The above summary of investments does not include investments in related parties accounted for under the cost and equity methods of accounting in the amount of $1,448.

(3)	Fixed maturity securities are shown at amortized cost and equity securities are shown at original cost.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018

(in thousands)	2019	2018
Assets
Cash and cash equivalents	$9,651	$1,540
Fixed maturity securities, available-for-sale, at fair value	33,244	16,947
Equity securities, at fair value	4,141	3,360
Short-term investments	3,806	9,358
Investments in affiliated companies	133,053	134,551
Other investments	4,468	5,151
Prepaid expenses and other receivables	2,306	1,846
Current income taxes receivable	786	2,438
Accrued interest and dividends	321	186
Property, net	2,412	2,499
Total Assets	$194,188	$177,876

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$2,471	$2,190
Deferred income taxes, net	355	47
Total liabilities	2,826	2,237

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,889 and 1,887 shares issued and outstanding as of December 31, 2019 and 2018, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	188,262	174,690
Accumulated other comprehensive income	3,100	949
Total stockholders’ equity	191,362	175,639
Total Liabilities and Stockholders’ Equity	$194,188	$177,876

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(in thousands, except per share amounts)	2019	2018	2017
Revenues:
Interest and dividends	$707	$668	$502
Net realized investment gains	37	27	36
Changes in the estimated fair value of equity security investments	797	(384)	—
Rental income	853	842	813
Miscellaneous income	882	930	220
Total Revenues	3,276	2,083	1,571

Operating Expenses:
Personnel expenses	1,160	1,085	1,004
Office and technology expenses	375	355	349
Other expenses	1,024	892	763
Total Operating Expenses	2,559	2,332	2,116

Equity in Net Income of Affiliated Companies	30,804	22,014	25,634

Income before Income Taxes	31,521	21,765	25,089

Provision (Benefit) for Income Taxes	63	(94)	(612)

Net Income	31,458	21,859	25,701

Net Loss Attributable to Noncontrolling Interests	—	33	6

Net Income Attributable to the Company	$31,458	$21,892	$25,707

Basic Earnings per Common Share	$16.66	$11.60	$13.63

Weighted Average Shares Outstanding – Basic	1,888	1,887	1,886

Diluted Earnings per Common Share	$16.59	$11.54	$13.56

Weighted Average Shares Outstanding – Diluted	1,896	1,897	1,896

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(in thousands)	2019	2018	2017
Operating Activities
Net income	$31,458	$21,859	$25,701
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net earnings of subsidiaries	(30,804)	(22,014)	(25,634)
Depreciation	99	98	98
Amortization, net	139	222	158
Share-based compensation expense related to stock appreciation rights	264	327	219
Net loss on disposals of property	—	—	3
Net realized investment gains	(37)	(27)	(36)
Changes in the estimated fair value of equity security investments	(797)	384	—
Net (earnings) loss from other investments	(226)	(81)	5
Provision (benefit) for deferred income taxes	269	(51)	(211)
(Increase) decrease in receivables	(460)	(122)	362
Decrease (increase) in income taxes receivable	1,652	1,441	(1,316)
(Increase) decrease in other assets	(135)	12	(112)
Increase (decrease) in accounts payable and accrued liabilities	281	274	(455)
Net cash provided by (used in) operating activities	1,703	2,322	(1,218)

Investing Activities
Dividends received from subsidiaries	34,925	15,125	14,816
Purchases of fixed maturity and equity securities	(24,503)	(476)	(13,178)
Purchases of short-term securities	(39,635)	(33,835)	(5,835)
Purchases of and net earnings from other investments	—	(579)	(1,050)
Proceeds from sales and maturities of fixed maturity and equity securities	8,200	5,753	6,617
Proceeds from sales and maturities of short-term securities	45,279	30,403	3,189
Proceeds from sales and distributions of other investments	904	669	196
Proceeds from sales of other assets	—	1	—
Purchases of property	(12)	(343)	(14)
Net cash provided by investing activities	25,158	16,718	4,741

Financing Activities
Repurchases of common stock	(19)	(29)	(246)
Exercise of stock appreciation rights	—	(1)	—
Capital contribution to subsidiaries	(600)	(325)	(510)
Dividends paid	(18,131)	(23,017)	(7,073)
Net cash used in financing activities	(18,750)	(23,372)	(7,829)

Net Increase (Decrease) in Cash and Cash Equivalents	8,111	(4,332)	(4,306)
Cash and Cash Equivalents, Beginning of Period	1,540	5,872	10,178
Cash and Cash Equivalents, End of Period	$9,651	$1,540	$5,872

Supplemental Disclosures:
Income tax payments, net	$9,472	$5,448	$11,447
Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(in thousands)

1.	The accompanying Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of Investors Title Company and Subsidiaries.

2.	Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2019	2018	2017
Investors Title Insurance Company, net*	$32,150	$12,749	$13,236
Investors Title Exchange Corporation	600	500	300
Investors Title Accommodation Corporation	25	40	80
Investors Trust Company	—	200	200
Investors Title Commercial Agency, LLC	600	750	150
National Investors Holdings, LLC	1,550	886	850
Total	$34,925	$15,125	$14,816

* Total dividends of $34,950, $16,307 and $14,330 paid to the Parent Company in 2019, 2018 and 2017, respectively, netted with dividends of $2,800, $3,558 and $1,094 received from the Parent Company in 2019, 2018 and 2017, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims. Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Year Ended December 31, 2019 (in thousands)
Title Insurance	$—	$31,333	$—	$695	$145,842	$15,210	$3,532	$—	$131,134	N/A
All Other	—	—	—	—	—	3,036	—	—	9,013	N/A
	$—	$31,333	$—	$695	$145,842	$18,246	$3,532	$—	$140,147	N/A

Year Ended December 31, 2018 (in thousands)
Title Insurance	$—	$31,729	$—	$459	$138,125	$2,542	$(332)	$—	$121,207	N/A
All Other	—	—	—	—	—	1,054	—	—	8,315	N/A
	$—	$31,729	$—	$459	$138,125	$3,596	$(332)	$—	$129,522	N/A

Year Ended December 31, 2017 (in thousands)
Title Insurance	$—	$34,801	$—	$537	$140,502	$5,834	$3,311	$—	$120,225	N/A
All Other	—	—	—	—	—	770	—	—	7,820	N/A
	$—	$34,801	$—	$537	$140,502	$6,604	$3,311	$—	$128,045	N/A

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentages of Amount Assumed to Net
Year Ended December 31, 2019 (in thousands)
Title Insurance	$146,251	$411	$2	$145,842	—%

Year Ended December 31, 2018 (in thousands)
Title Insurance	$138,448	$327	$4	$138,125	—%

Year Ended December 31, 2017 (in thousands)
Title Insurance	$140,763	$264	$3	$140,502	—%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charge to Other Accounts – Describe	Deductions – Describe		Balance at End of Period
2019 (in thousands)
Premiums receivable:
Valuation provision	$304	$4,004	$—	$(4,047)	(a)	$261
Reserves for claims	$31,729	$3,532	$—	$(3,928)	(b)	$31,333

2018 (in thousands)
Premiums receivable:
Valuation provision	$376	$4,086	$—	$(4,158)	(a)	$304
Reserves for claims	$34,801	$(332)	$—	$(2,740)	(b)	$31,729

2017 (in thousands)
Premiums receivable:
Valuation provision	$372	$5,784	$—	$(5,780)	(a)	$376
Reserves for claims	$35,305	$3,311	$—	$(3,815)	(b)	$34,801

(a)	Canceled premiums

(b)	Payments of claims, net of recoveries

INDEX TO EXHIBITS

Exhibit Number	Description	Location

3.1(a)	Articles of Incorporation dated January 22, 1973	Incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973	Incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(c)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987	Incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(d)	Articles of Amendment to Articles of Incorporation, dated May 15, 2002	Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended June 30, 2002, File No. 11774

3.1(e)	Articles of Amendment to Articles of Incorporation, dated November 12, 2002	Incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended March 31, 2003, File No. 11774

3.1(f)	Articles of Amendment to Articles of Incorporation, dated October 31, 2012	Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 31, 2012, File No. 11774

3.2	Amended and Restated By-laws, dated November 9, 2015	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 9, 2015, File No. 11774

4.1	Description of the Company’s Securities	Filed herewith

4.2	Amended and Restated Rights Agreement dated October 31, 2012, between the Company and Broadridge Issuer Solutions, Inc., as Rights Agent, dated October 31, 2012	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 2, 2012, File No. 11774

10.1*	Amended and Restated Employment Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.2*	Amended and Restated Employment Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.3*	Amended and Restated Employment Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.4*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.5*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.6*	Death Benefit Plan Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.7*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.8*	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.9(a)*	2009 Stock Appreciation Right Plan effective March 2, 2009	Incorporated by reference to Appendix A to the Proxy Statement dated May 26, 2009, File No. 11774

10.9(b)*	Form of Stock Appreciation Rights Agreement under 2009 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2011, File No. 11774

10.10(a)*	2019 Stock Appreciation Rights Plan effective March 11, 2019	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on May 15, 2019, File No. 333-231486

10.10(b)*	Form of Stock Appreciation Rights Agreement under 2019 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 16, 2019, File No. 11774

10.11*	Summary of Non-Employee Director Compensation	Filed herewith

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement