Form 10-Q
period 2020-03-31
INVESTORS TITLE CO
filed 2020-05-08
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 21, 2020, there were 1,891,181 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2020 and December 31, 2019
(in thousands)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$25,324	$25,949
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: March 31, 2020: $97,390; December 31, 2019: $100,667)	101,421	104,638
Equity securities, at fair value (cost: March 31, 2020: $34,903; December 31, 2019: $33,570)	47,983	61,108
Short-term investments	15,641	13,134
Other investments	14,229	13,982
Total investments	179,274	192,862

Premium and fees receivable	12,330	12,523
Accrued interest and dividends	1,243	1,033
Prepaid expenses and other receivables	10,026	5,519
Property, net	9,959	9,776
Goodwill and other intangible assets, net	10,149	10,275
Operating lease right-of-use assets	4,300	4,469
Other assets	1,513	1,487
Total Assets	$254,118	$263,893

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$31,407	$31,333
Accounts payable and accrued liabilities	27,816	28,318
Operating lease liabilities	4,337	4,502
Current income taxes payable	2,921	1,340
Deferred income taxes, net	3,990	7,038
Total liabilities	70,471	72,531

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,891 and 1,889 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	180,535	188,262
Accumulated other comprehensive income	3,112	3,100
Total stockholders' equity	183,647	191,362
Total Liabilities and Stockholders’ Equity	$254,118	$263,893

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2020 and 2019
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net premiums written	$38,627	$28,795
Escrow and other title-related fees	1,842	1,322
Non-title services	2,547	2,388
Interest and dividends	1,177	1,256
Other investment income	440	410
Net realized investment (losses) gains	(412)	790
Changes in the estimated fair value of equity security investments	(14,458)	4,670
Other	138	315
Total Revenues	29,901	39,946

Operating Expenses:
Commissions to agents	20,187	15,058
Provision for claims	906	226
Personnel expenses	11,809	11,612
Office and technology expenses	2,415	2,223
Other expenses	3,113	2,514
Total Operating Expenses	38,430	31,633

(Loss) Income before Income Taxes	(8,529)	8,313

(Benefit) Provision for Income Taxes	(1,518)	1,687

Net (Loss) Income	$(7,011)	$6,626

Basic (Loss) Earnings per Common Share	$(3.71)	$3.51

Weighted Average Shares Outstanding – Basic	1,890	1,887

Diluted (Loss) Earnings per Common Share	$(3.71)	$3.49

Weighted Average Shares Outstanding – Diluted	1,890	1,896

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2020 and 2019
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(7,011)	$6,626
Other comprehensive income, before tax:
Accumulated postretirement benefit obligation adjustment	(41)	—
Net unrealized (loss) gain on investments arising during the period	(391)	1,450
Reclassification adjustment for sale of securities included in net loss	(30)	—
Reclassification adjustment for write-down of securities included in net loss	482	—
Other comprehensive income, before tax	20	1,450
Income tax benefit related to postretirement health benefits	(9)	—
Income tax (benefit) expense related to net unrealized (loss) gain on investments arising during the period	(87)	307
Income tax benefit related to reclassification adjustment for sale of securities included in net loss	(6)	—
Income tax expense related to reclassification adjustment for write-down of securities included in net loss	110	—
Net income tax expense on other comprehensive income	8	307
Other comprehensive income	12	1,143
Comprehensive (Loss) Income	$(6,999)	$7,769

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2020 and 2019
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	1,887	$—	$174,690	$949	$175,639
Net income			6,626		6,626
Dividends paid ($0.40 per share)			(755)		(755)
Repurchases of common stock	—		(11)		(11)
Exercise of stock appreciation rights	2		(1)		(1)
Share-based compensation expense related to stock appreciation rights			88		88
Net unrealized gain on investments				1,143	1,143
Balance, March 31, 2019	1,889	$—	$180,637	$2,092	$182,729

Balance, January 1, 2020	1,889	$—	$188,262	$3,100	$191,362
Net loss			(7,011)		(7,011)
Dividends paid ($0.44 per share)			(832)		(832)
Exercise of stock appreciation rights	2		(1)		(1)
Share-based compensation expense related to stock appreciation rights			117		117
Accumulated postretirement benefit obligation adjustment				(32)	(32)
Net unrealized gain on investments				44	44
Balance, March 31, 2020	1,891	$—	$180,535	$3,112	$183,647

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net (loss) income	$(7,011)	$6,626
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	457	433
Amortization of investments, net	248	133
Amortization of other intangible assets, net	126	126
Share-based compensation expense related to stock appreciation rights	117	88
Net gain on disposals of property	(2)	(3)
Net realized investment losses (gains)	412	(790)
Net change in estimated fair value of equity security investments	14,458	(4,670)
Net earnings from other investments	(315)	(208)
Provision for claims	906	226
(Benefit) provision for deferred income taxes	(3,057)	828
Changes in assets and liabilities:
Decrease in premium and fees receivables	193	1,384
Increase in other assets	(4,743)	(366)
Decrease (increase) in operating lease right-of-use assets	169	(4,925)
Decrease in accounts payable and accrued liabilities	(543)	(4,944)
(Decrease) increase in operating lease liabilities	(165)	4,927
Increase in current income taxes payable	1,581	859
Payments of claims, net of recoveries	(832)	(571)
Net cash provided by (used in) operating activities	1,999	(847)

Investing Activities
Purchases of equity securities	(5,866)	(1,572)
Purchases of short-term investments	(3,540)	(50,015)
Purchases of other investments	(328)	(776)
Proceeds from sales and maturities of fixed maturity securities	2,579	925
Proceeds from sales of equity securities	4,557	1,561
Proceeds from sales and maturities of short-term investments	1,034	53,224
Proceeds from sales and distributions of other investments	401	1,843
Proceeds from sales of other assets	10	—
Purchases of property	(643)	(225)
Proceeds from the sale of property	5	7
Net cash (used in) provided by investing activities	(1,791)	4,972

Financing Activities
Repurchases of common stock	—	(11)
Exercise of stock appreciation rights	(1)	(1)
Dividends paid	(832)	(755)
Net cash used in financing activities	(833)	(767)

Net (Decrease) Increase in Cash and Cash Equivalents	(625)	3,358
Cash and Cash Equivalents, Beginning of Period	25,949	18,694
Cash and Cash Equivalents, End of Period	$25,324	$22,052

Consolidated Statements of Cash Flows, continued
	Three Months Ended March 31,
	2020	2019
Supplemental Disclosures:
Cash (Received) Paid During the Year for:
Income tax refunds, net	$(42)	$—
Non Cash Investing and Financing Activities:
Non cash net unrealized gain on investments, net of deferred tax provision of $(17) and $(307) for March 31, 2020 and 2019, respectively	$(44)	$(1,143)
Adjustments to postretirement benefits obligation, net of deferred tax benefit of $9 and $0 for March 31, 2020 and 2019, respectively	$32	$—

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2019 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2020 or any other interim period.

Use of Estimates and Assumptions – The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.

Subsequent Events – The Company has evaluated and concluded that there were no material subsequent events requiring adjustment or disclosure to its Consolidated Financial Statements.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 updated guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update broadened the information that an entity must consider in developing its expected credit loss estimates, and was meant to better reflect an entity’s current estimate of all expected credit losses. In addition, this update amended the accounting for credit losses on available-for-sale fixed maturity securities and purchased financial assets with credit deterioration. The update was effective for the Company for annual periods beginning after December 15, 2019, and interim periods within those fiscal years.  The Company adopted this update on January 1, 2020 with no material impact on the Company's financial position and results of operations. Refer to Note 6 for further information about the Company's investments.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update removed the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity is required to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and must recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized must not exceed the total amount of goodwill allocated to that reporting unit. In addition, the ASU clarified that an entity is required to consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The update was effective for the Company for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this update on January 1, 2020 with no impact on the Company's financial position and results of operations.

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

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This update clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative immediately before applying or upon discontinuing the equity method. In addition, this update clarifies that, when determining the accounting for certain forward contracts and purchased options, a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted, including early adoption in an interim period, for periods for which financial statements have not yet been issued. The Company is currently evaluating the impact that the recently issued accounting standard will have on the Company's financial position and results of operations, and does not expect it to have a material impact.

Significant Accounting Policies – The Company has updated the following accounting policies due to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326):

Allowance for Credit Losses – Available-for-Sale Securities

For available-for-sale fixed maturity securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the estimated fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the Consolidated Balance Sheets, limited to the amount by which the amortized cost basis exceeds the estimated fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to the Consolidated Statements of Operations may be reversed if conditions change. However, if the Company intends to sell an impaired available-for-sale fixed maturity security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to estimated fair value, there is no ACL in this situation.

In evaluating available-for-sale fixed maturity securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which estimated fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available-for-sale fixed maturity security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable is excluded from the estimate of credit losses.

Note 2 – Reserve for Claims

Activity in the reserve for claims for the three-month period ended March 31, 2020 and the year ended December 31, 2019 are summarized as follows:

(in thousands)	March 31, 2020	December 31, 2019
Balance, beginning of period	$31,333	$31,729
Provision charged to operations	906	3,532
Payments of claims, net of recoveries	(832)	(3,928)
Balance, end of period	$31,407	$31,333

The total reserve for all reported and unreported losses the Company incurred through March 31, 2020 is represented by the reserve for claims on the Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2020. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	March 31, 2020%		December 31, 2019%
Known title claims	$3,596	11.4	$3,799	12.1
IBNR	27,811	88.6	27,534	87.9
Total reserve for claims	$31,407	100.0	$31,333	100.0

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

Note 3 – Earnings Per Common Share and Share Awards

Basic (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) earnings per common share is computed by dividing net (loss) income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, as share-based awards are exercised, (a) the exercise price of a share-based award and (b) the amount of compensation cost, if any, for future services that the Company has not yet recognized, are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted (loss) earnings per share for the three-month periods ended March 31:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Net (loss) income	$(7,011)	$6,626
Weighted average common shares outstanding – Basic	1,890	1,887
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	—	9
Weighted average common shares outstanding – Diluted	1,890	1,896
Basic (loss) earnings per common share	$(3.71)	$3.51
Diluted (loss) earnings per common share	$(3.71)	$3.49

There were 15 thousand and 9 thousand potential shares excluded from the computation of diluted (loss) earnings per share for the three-month periods ended March 31, 2020 and 2019, respectively, due to the out-of-the-money status of the related share-based awards. Diluted loss per share is comparable to basic loss per share when an organization is in a net loss situation, like the Company was for the three-month period ended March 31, 2020, as the impact to loss per share from share awards is antidilutive.

The Company historically has adopted employee stock award plans under which restricted stock, options or stock appreciation rights ("SARs") exercisable for the Company's stock may be granted to key employees or directors of the Company. There is currently one active plan from which the Company may grant share-based awards. The awards eligible to be granted under the active plan are limited to SARs, and the maximum aggregate number of shares of common stock of the Company available pursuant to the plan for the grant of SARs is 250 thousand shares.

As of March 31, 2020, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. Most outstanding SARs vest and are exercisable within one year of the date of grant, with the exception of a one-time grant where the SARs vest over a five-year period. All SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

There was approximately $118 thousand and $88 thousand of compensation expense relating to SARs vesting on or before March 31, 2020 and 2019, respectively, included in personnel expenses in the Consolidated Statements of Operations. As of March 31, 2020, there was $171 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	28	$110.27	3.64	$2,019
SARs granted	4	162.81
SARs exercised	(2)	50.50
Outstanding as of December 31, 2019	30	$124.13	3.53	$1,352
SARs granted	7	143.53
SARs exercised	(5)	74.87
Outstanding as of March 31, 2020	32	$135.47	4.33	$585

Exercisable as of March 31, 2020	27	$135.02	3.83	$585

Unvested as of March 31, 2020	5	$137.90	6.96	$—

During the first quarter of 2020 the Company issued 7 thousand share-settled SARs to directors and employees of the Company. There were no such issuances in the first quarter of 2019, as all 2019 issuances of share-settled SARs were made in the second quarter. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted average fair value for the SARs issued during first quarter 2020 was $35.49 and was estimated using the weighted average assumptions shown in the table below.

2020
Expected Life in Years	6.2 - 7.0
Volatility	27.2%
Interest Rate	0.8%
Yield Rate	1.0%

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$41,853	$2,805	$(1,504)	$43,154
Investment loss	(11,460)	(1,381)	—	(12,841)
Net realized gain (loss) on investments	63	(475)	—	(412)
Total revenues	$30,456	$949	$(1,504)	$29,901
Operating expenses	37,443	2,345	(1,358)	38,430
Loss before income taxes	$(6,987)	$(1,396)	$(146)	$(8,529)
Total assets	$187,236	$66,882	$—	$254,118

Three Months Ended March 31, 2019 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$31,319	$2,691	$(1,190)	$32,820
Investment income	5,430	906	—	6,336
Net realized gain on investments	764	26	—	790
Total revenues	$37,513	$3,623	$(1,190)	$39,946
Operating expenses	30,452	2,237	(1,056)	31,633
Income before income taxes	$7,061	$1,386	$(134)	$8,313
Total assets	$200,187	$52,803	$—	$252,990

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $12.3 million and $12.2 million as of March 31, 2020 and December 31, 2019, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Service cost – benefits earned during the year	$—	$—
Interest cost on the projected benefit obligation	8	8
Amortization of unrecognized losses	—	—
Net periodic benefit cost	$8	$8

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of March 31, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$24,126	$335	$—	$24,461
General obligations of U.S. states, territories and political subdivisions	18,565	835	—	19,400
Special revenue issuer obligations of U.S. states, territories and political subdivisions	50,758	2,455	12	53,201
Corporate debt securities	3,941	451	33	4,359
Total	$97,390	$4,076	$45	$101,421

As of December 31, 2019 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$25,161	$6	$4	$25,163
General obligations of U.S. states, territories and political subdivisions	18,887	843	—	19,730
Special revenue issuer obligations of U.S. states, territories and political subdivisions	51,188	2,530	20	53,698
Corporate debt securities	5,431	621	5	6,047
Total	$100,667	$4,000	$29	$104,638

The special revenue category for both periods presented includes approximately 50 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at March 31, 2020 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,293	$20,465
Due one year through five years	51,783	53,970
Due five years through ten years	24,501	25,772
Due after ten years	813	1,214
Total	$97,390	$101,421

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2020 and December 31, 2019:

	Less than 12 Months		12 Months or Longer		Total
As of March 31, 2020 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$1,573	$(10)	$1,114	$(2)	$2,687	$(12)
Corporate debt securities	640	(33)	—	—	640	(33)
Total temporarily impaired securities	$2,213	$(43)	$1,114	$(2)	$3,327	$(45)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2019 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$12,045	$(4)	$—	$—	$12,045	$(4)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,101	(17)	1,118	(3)	2,219	(20)
Corporate debt securities	413	(5)	—	—	413	(5)
Total temporarily impaired securities	$13,559	$(26)	$1,118	$(3)	$14,677	$(29)

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

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 9 and 6 fixed maturity securities had unrealized losses without an allowance for credit losses at March 31, 2020 and December 31, 2019, respectively. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded $482 thousand and $0 other-than-temporary impairment charges related to fixed maturity securities for the three-month periods ended March 31, 2020 and 2019, respectively. Expenses related to other-than-temporary impairments are recorded in net realized investment (losses) gains in the Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of March 31, 2020 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$34,903	$47,983
Total	$34,903	$47,983

As of December 31, 2019 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$33,570	$61,108
Total	$33,570	$61,108

Unrealized holding gains and losses are reported in the Consolidated Statements of Operations as changes in the estimated fair value of equity security investments.

Net Realized Investment (Losses) Gains

Gross realized gains and losses on sales of investments for the three-month periods ended March 31 are summarized as follows:

(in thousands)	2020	2019
Gross realized gains from securities:
Corporate debt securities	$30	$—
Common stocks	747	831
Total	$777	$831
Gross realized losses from securities:
Common stocks	$(722)	$(41)
Other-than-temporary impairment of securities	(482)	—
Total	$(1,204)	$(41)
Net realized (losses) gains from securities	$(427)	$790
Net realized gains on other investments:
Gains on other investments	$20	$—
Net loss on other assets and investments	(5)	—
Total	$15	$—
Net realized investment (losses) gains	$(412)	$790

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of March 31, 2020:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$223	$223	$1,768
Real estate LLCs or LPs	Other investments	5,390	6,231	6,675
Small business investment LPs	Other investments	6,516	6,311	8,955
Total		$12,129	$12,765	$17,398

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of March 31, 2020 and December 31, 2019, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of March 31, 2020 and December 31, 2019:

As of March 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions*	$24,461	$72,601	$—	$97,062
Corporate debt securities*	—	4,359	—	4,359
Total	$24,461	$76,960	$—	$101,421

As of December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions*	$24,160	$74,431	$—	$98,591
Corporate debt securities*	—	6,047	—	6,047
Total	$24,160	$80,478	$—	$104,638

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of March 31, 2020 and December 31, 2019:

As of March 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$25,324	$—	$—	$25,324
Accrued interest and dividends	1,243	—	—	1,243
Equity securities, at fair value:
Common stocks	47,983	—	—	47,983
Short-term investments:
Money market funds and certificates of deposit	15,641	—	—	15,641
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,080	6,080
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,149	8,149
Total	$90,191	$—	$14,229	$104,420

As of December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$25,949	$—	$—	$25,949
Accrued interest and dividends	1,033	—	—	1,033
Equity securities, at fair value:
Common stocks	61,108	—	—	61,108
Short-term investments:
Money market funds and certificates of deposit	13,134	—	—	13,134
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,083	6,083
Equity investments in unconsolidated affiliates, measurement alternative	—	—	7,899	7,899
Total	$101,224	$—	$13,982	$115,206

The Company did not hold any Level 3 category debt or marketable equity investment securities as of March 31, 2020 or December 31, 2019.

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

Certain equity investments under the measurement alternative are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the Consolidated Statements of Operations. There were no impairments of such investments made during the three-month period ended March 31, 2020 or the twelve-month period ended December 31, 2019. The following table presents a rollforward of equity investments under the measurement alternative as of March 31, 2020 and December 31, 2019:

(in thousands)	Balance, January 1, 2020	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, March 31, 2020
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$7,899	$—	$—	$250	$—	$8,149
Total	$7,899	$—	$—	$250	$—	$8,149

(in thousands)	Balance, January 1, 2019	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2019
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$6,589	$—	$—	$2,241	$(931)	$7,899
Total	$6,589	$—	$—	$2,241	$(931)	$7,899

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $223.6 million and $214.6 million as of March 31, 2020 and December 31, 2019, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon interest rate. Exchange services revenues include earnings on these deposits; therefore, investment income is included as a component of non-title services on the Consolidated Statements of Operations rather than other investment income. Like-kind exchange funds are primarily invested in money market and other short-term investments.

COVID-19 – An outbreak of a coronavirus ("COVID-19" or "the virus") has emerged and in March 2020 the World Health Organization declared it a pandemic.  This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. The pandemic has had a negative impact on the real estate market and the value of marketable securities, including those held by the Company. In response, the U.S. government and its agencies have taken a number of significant measures to provide monetary stimulus. Such actions include an unscheduled cut to the federal funds rate, the introduction of new programs to preserve market liquidity, extended unemployment and sick leave benefits, low-interest loans for working capital access and payroll assistance, and other relief measures for both workers and businesses. The Company is fully operational and has not had any reductions in workforce. A large portion of the Company's workforce is performing their job functions remotely.  The Company has not taken stimulus relief funding or added any other forms of debt.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following tables set forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (in thousands)	As of March 31, 2020	As of December 31, 2019
Other investments	$6,080	$6,083
Premium and fees receivable	$434	$410

Financial Statement Classification, Consolidated Statements of Operations (in thousands)	Three Months Ended March 31,

	2020	2019
Net premiums written	$4,057	$3,119
Non-title services and other investment income	$502	$473
Commissions to agents	$2,679	$2,073

Note 9 – Intangible Assets, Goodwill and Title Plant

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2020 and 2019 that would indicate the carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of March 31, 2020	As of December 31, 2019
Referral relationships	$6,416	$6,416
Non-compete agreements	1,406	1,406
Tradename	560	560
Total	8,382	8,382
Accumulated amortization	(2,583)	(2,456)
Identifiable intangible assets, net	$5,799	$5,926

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2020	$378
2021	562
2022	525
2023	525
2024	473
Thereafter	3,336
Total	$5,799

Goodwill and Title Plant

As of March 31, 2020, the Company recognized $4.4 million in goodwill and $690 thousand in a title plant, net of impairments, as the result of title insurance agency acquisitions.  The title plant is included with other assets in the Consolidated Balance Sheets. The fair values of goodwill and the title plant, both Level 3 inputs, are principally based on values obtained from an independent third-party valuation service as of the date of acquisition. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2020 and 2019 that would indicate the carrying amounts may not be recoverable, and therefore determined that neither goodwill nor the title plant were impaired.

Note 10 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$3,132	$(32)	$3,100
Other comprehensive loss before reclassifications	(304)	(32)	(336)
Amounts reclassified from accumulated other comprehensive income	348	—	348
Net current-period other comprehensive income (loss)	44	(32)	12
Ending balance	$3,176	$(64)	$3,112

Three Months Ended March 31, 2019 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$981	$(32)	$949
Other comprehensive income before reclassifications	1,143	—	1,143
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	1,143	—	1,143
Ending balance	$2,124	$(32)	$2,092

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three-month period ended March 31, 2020:

Three Months Ended March 31, 2020
Details about Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on investments	$30
Other-than-temporary impairments	(482)
Total	$(452)	Net realized investment (losses) gains
Tax	104	(Benefit) provision for income taxes
Net of Tax	$(348)
Reclassifications for the period	$(348)

There were no amounts reclassified out of each component of accumulated other comprehensive income for the three-month period ended March 31, 2019.

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenue from contracts with customers:
Escrow and other title-related fees	$1,842	$1,322
Non-title services	2,547	2,388
Total revenue from contracts with customers	4,389	3,710
Other sources of revenue:
Net premiums written	38,627	28,795
Investment-related (loss) revenue	(13,253)	7,126
Other	138	315
Total revenues	$29,901	$39,946

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

Lease expense is included in office and technology expenses in the Consolidated Statements of Operations. Information regarding the Company’s operating leases follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating leases	$320	$314
Short-term leases (b)	30	34
Lease expense	$350	$348
Sub-lease income	—	—
Lease cost	$350	$348

(b)	Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.

Components of the operating lease liability presented on the Consolidated Balance Sheets are as follows:

(in thousands)	As of March 31, 2020	As of December 31, 2019
Current:
Operating lease liabilities	$1,071	$1,048
Non-current:
Operating lease liabilities	3,266	3,454
Total operating lease liabilities	$4,337	$4,502

The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2020, are summarized as follows:

Year Ended (in thousands)
2020	$940
2021	1,166
2022	955
2023	666
2024	495
Thereafter	596
Total undiscounted payments	$4,818
Less: present value adjustment	(481)
Operating lease liabilities	$4,337

Supplemental lease information is as follows:

	As of March 31, 2020	As of December 31, 2019
Weighted average remaining lease term (years)	4.67	4.84
Weighted average discount rate	4.6%	4.6%

The Company does not have any material pending operating or financing lease agreements that become effective in future periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's Annual Report on Form 10-K for the year ended December 31, 2019 should be read in conjunction with the following discussion since it contains information which is important for evaluating the Company's operating results and financial condition.

In addition, the Company may make forward-looking statements in the following discussion and analysis. Forward looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual results may vary. See "Safe Harbor for Forward Looking Statements" at the end of this discussion and analysis, as well as the sections titled "Risk Factors" in Part I, Item 1A of the Company's Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q for factors that could affect forward-looking statements.

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 97.7% of the Company's revenues for the three-month period ended March 31, 2020. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

Business Trends and Recent Conditions; COVID-19 Pandemic
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

An outbreak of a coronavirus ("COVID-19" or "the virus") has emerged and in March 2020 the World Health Organization declared it a pandemic.  This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. The pandemic has had a negative impact on the real estate market and the value of marketable securities, including those held by the Company. In response, the U.S. government and its agencies have taken a number of significant measures to provide monetary stimulus. Such actions include an unscheduled cut to the federal funds rate, the introduction of new programs to preserve market liquidity, extended unemployment and sick leave benefits, low-interest loans for working capital access and payroll assistance, and other relief measures for both workers and businesses. The Company is fully operational and has not had any reductions in workforce. A large portion of the Company's workforce is performing their job functions remotely.  The Company has not taken stimulus relief funding or added any other forms of debt.

The primary impact of the COVID-19 pandemic on the Company’s first quarter results was a reduction in value of the investment portfolio. The Company did experience a slowdown in purchase activity towards the end of the first quarter and continuing on into the beginning of the second quarter, as the pandemic worsened and states and municipalities in which the Company conducts business implemented “stay at home” orders. The impact of the slowing purchase activity has been somewhat offset by lower average mortgage interest rates leading to an increase in the volume of refinance activity, although it is unclear if refinance activity will remain elevated in future periods. It is possible that net premiums written will decline in the second quarter, versus both the prior year period and the first quarter of 2020, due to the pandemic and the economic disruption it is causing. Because of the inherent uncertainty regarding the duration and severity of the COVID-19 pandemic and its effects on the economy, as well as uncertainty regarding the effects of government measures to combat the spread of the virus, the Company is currently unable to predict what the ultimate impact of the pandemic on its business will be, or when real estate activity may return to normal.

The Company has implemented a number of measures to protect the health of its employees, to provide for the continuity of its business and to take prudent cost-saving actions during this unpredictable time of crisis, including moving its workforce to telecommuting and restricting business travel. To help get mortgage transactions closed during the pandemic, temporary guidelines have been issued by several entities allowing certain technologies to be used to facilitate what would otherwise be traditional, in-person paper-based closings. Entities involved in the real estate industry, including the Company, are expected to continue to evaluate the evolving COVID-19 situation and may take additional measures to adapt as the situation developments.

Regulatory Environment

The Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. At the December 2015 meeting, the FOMC voted to raise the federal funds rate for the first time since December 2008 to a target range between 0.25% and 0.50%. Since December 2015, the FOMC has voted on several occasions to increase the federal funds rate, most recently at the December 2018 meeting to a target range between 2.25% and 2.50%. However, due to developments impacting the economic outlook, as well as muted inflation pressures, at the July 2019 meeting, the FOMC reversed course and decided to lower the target range for the federal funds rate to between 2.00% and 2.25%. The FOMC has elected to lower rates at subsequent meetings. In normal economic situations, future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric 2.0% objective. However, in response to risk posed to economic activity by COVID-19, on March 15, 2020 the FOMC lowered the target range between 0.00% and 0.25%.

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

Real Estate Environment

The Mortgage Bankers Association's ("MBA") April 2, 2020 Mortgage Finance Forecast (“MBA Forecast”), which includes COVID-19 considerations, projects 2020 purchase activity to decrease 2.4% to $1,242 billion and mortgage refinance activity to increase 31.4% to $1,184 billion, resulting in a net increase in total mortgage originations of 11.6% to $2,426 billion, all from 2019 levels. In 2019, purchase activity accounted for 58.5% of all mortgage originations and is projected in the MBA Forecast to represent 51.2% of all mortgage originations in 2020. Due to the rapidly changing environment brought on by COVID-19, these projections and the impact of actual future developments on the Company could be subject to material change.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 3.5% and 4.4% for the three-month periods ended March 31, 2020 and 2019, respectively. Per the MBA Forecast, mortgage interest rates are projected to be 3.5% in the fourth quarter of 2020, and then will gradually increase to 3.8% by 2022.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three-month period ended March 31, 2020, the Company made the following changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission.

The Company has updated the following accounting policies due to the adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326):

Allowance for Credit Losses – Available-for-Sale Securities

For available-for-sale fixed maturity securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the estimated fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the Consolidated Balance Sheets, limited to the amount by which the amortized cost basis exceeds the estimated fair value, with a corresponding adjustment to the Consolidated Statements of Operations. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available-for-sale fixed maturity security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to estimated fair value, there is no ACL in this situation.

In evaluating available-for-sale fixed maturity securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which estimated fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available-for-sale fixed maturity security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable is excluded from the estimate of credit losses.

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenues:
Net premiums written	$38,627	$28,795
Escrow and other title-related fees	1,842	1,322
Non-title services	2,547	2,388
Interest and dividends	1,177	1,256
Other investment income	440	410
Net realized investment (losses) gains	(412)	790
Changes in the estimated fair value of equity security investments	(14,458)	4,670
Other	138	315
Total Revenues	29,901	39,946

Operating Expenses:
Commissions to agents	20,187	15,058
Provision for claims	906	226
Personnel expenses	11,809	11,612
Office and technology expenses	2,415	2,223
Other expenses	3,113	2,514
Total Operating Expenses	38,430	31,633

(Loss) Income before Income Taxes	(8,529)	8,313

(Benefit) Provision for Income Taxes	(1,518)	1,687

Net (Loss) Income	$(7,011)	$6,626

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 34.1% for the three-month period ended March 31, 2020 to $38.6 million, compared with $28.8 million for the same prior year period. The increase for the three-months ended March 31, 2020 was primarily driven by strong purchase volume throughout most of the quarter and lower average mortgage interest rates leading to an increase in the volume of refinance activity.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of premiums generated by branch and agency operations for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands, except percentages)	2020	%	2019	%
Home and Branch	$9,895	25.6	$7,166	24.9
Agency	28,732	74.4	21,629	75.1
Total	$38,627	100.0	$28,795	100.0

Home and Branch Office Net Premiums – In the Company's home and branch operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 38.1% for the three-month period ended March 31, 2020, compared with the same prior year period. The increase for the three-month period ended March 31, 2020 was primarily attributable to strong purchase volume throughout most of the quarter and lower average mortgage interest rates driving an increase in the volume of refinance transactions.

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

Agency net premiums written increased 32.8% for the three-month period ended March 31, 2020, compared with the same prior year period. The increase for the three-month period ended March 31, 2020 was primarily attributable to strong purchase volume throughout most of the quarter and a higher volume of refinance activity due to lower average mortgage interest rates.

Following is a schedule of net premiums written for the three-month periods ended March 31, 2020 and 2019 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended March 31,
State (in thousands)	2020	2019
North Carolina	$13,943	$10,205
Texas	7,517	6,115
Georgia	4,505	3,199
South Carolina	3,481	3,271
Virginia	1,652	1,178
All Others	7,649	4,982
Premiums Written	38,747	28,950
Reinsurance Assumed	3	—
Reinsurance Ceded	(123)	(155)
Net Premiums Written	$38,627	$28,795

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. Escrow and other title-related fee revenues were $1.8 million for the three-month period ended March 31, 2020, compared with $1.3 million for the same prior year period. The increase in 2020 primarily related to increased fee and commission income.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $2.5 million for the three-month period ended March 31, 2020, compared with $2.4 million for the same prior year period. The increase in 2020 related to increased revenue from all major components of non-title services, particularly exchange and agency management services revenue.

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

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable or tax-exempt fixed maturity securities and equity securities.  The Company also invests in short-term investments that include money market funds and certificates of deposit. The Company strives to maintain a high quality investment portfolio.  Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

Interest and dividends were $1.2 million for the three-month period ended March 31, 2020, compared with $1.3 million for the same prior year period. The decrease in 2020 was primarily related to less interest earned due to a lower portfolio balance of fixed maturity securities and lower interest rates.

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

Other investment income was $440 thousand for the three-month period ended March 31, 2020, compared with $410 thousand for the same prior year period. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and or distributions received.

Net Realized Investment (Losses) Gains

Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers’ business prospects and tax planning considerations.  Additionally, the amounts of net realized investment (losses) gains are affected by assessments of securities’ valuation for other-than-temporary impairment.  As a result of the interaction of these factors and considerations, the net realized investment gain or loss can vary significantly from period to period.

The net realized investment (losses) gains were $(412) thousand for the three-month period ended March 31, 2020, compared with $790 thousand for the same prior year period. The net realized investment (losses) gains for the three-month period ended March 31, 2020 included impairment charges of $482 thousand of certain fixed maturity securities the Company determined were other-than-temporarily impaired. There were no impairment charges recorded in 2019. Management believes unrealized losses on remaining fixed maturity securities at March 31, 2020 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments

Changes in the estimated fair value of equity security investments were $(14.5) million for the three-month period ended March 31, 2020, compared with $4.7 million for the same prior year period. Such fluctuations are the result of changes in general market conditions during the respective periods. In the first quarter of 2020, all major U.S. stock market indices substantially declined due to economic slowdowns and uncertainty resulting from COVID-19.

Other Revenues

Other revenues primarily include state tax credit income, gains and losses on the disposal of fixed assets and miscellaneous revenues. Other revenues were $138 thousand for the three-month period ended March 31, 2020, compared with $315 thousand for the same prior year period. The decrease in 2020 primarily related to a decline in state tax credit income.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 21.5% for the three-month period ended March 31, 2020, compared with the same prior year period. The increase for the three-month period ended March 31, 2020 was primarily due to increases in commissions to agents, the provision for claims and other expenses.

Following is a summary of the Company's operating expenses for the three-month periods ended March 31, 2020 and 2019. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended March 31,
(in thousands, except percentages)	2020	%	2019	%
Title Insurance	$36,118	94.0	$29,427	93.0
All Other	2,312	6.0	2,206	7.0
Total	$38,430	100.0	$31,633	100.0

On a combined basis, the after-tax profit margin was (23.4)% for the three-month period ended March 31, 2020, compared with 16.6% for the same prior year period. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $11.8 million for the three-month period ended March 31, 2020, compared with $11.6 million for the same prior year period. On a consolidated basis, personnel expenses as a percentage of total revenues was 39.5% for the three-month period ended March 31, 2020, compared with 29.1% for the same prior year period. The increase in personnel expenses for the three-month period ended March 31, 2020 was primarily related to normal inflationary increases in salaries and benefits, growth in staffing levels associated with higher activity levels and targeted investments in key areas of our business, and continued support of multi-year technology initiatives. The increase in expense as a percentage of total revenues related to the significant decrease in revenues due to the changes in the estimated fair value of equity security investments.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $2.4 million for the three-month period ended March 31, 2020, compared with $2.2 million for the same prior year period. The increase in 2020 was primarily related to ongoing investments in software and technology related initiatives.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $3.1 million for the three-month period ended March 31, 2020, compared with $2.5 million for the same prior year period. The increase in 2020 was primarily related to increases in premium-related taxes and licensing, title and service fees and professional services.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 34.1% for the three-month period ended March 31, 2020, compared with the same prior year period. Commission expense as a percentage of net premiums written by agents was 70.3% for the three-month period ended March 31, 2020, compared with 69.6% for the same prior year period. The change in commission expense, and commission expense as a percentage of net premiums written, was primarily related to increased premiums written by agents and changes in geographic mix for the three-month period ended March 31, 2020. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims as a percentage of net premiums written was 2.3% for the three-month period ended March 31, 2020, compared with 0.8% for the same prior year period. The increase in the provision for claims for the three-month period ended March 31, 2020, compared with the same prior year period, primarily related to the increase in premium volume and less favorable loss development in the current period.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $832 thousand and $571 thousand for the three-month periods ended March 31, 2020 and 2019, respectively.

At March 31, 2020, the total reserve for claims was $31.4 million. Of that total, approximately $3.6 million was reserved for specific claims, and approximately $27.8 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The (benefit) provision for income taxes was $(1.5) million for the three-month period ended March 31, 2020, compared with $1.7 million for the same prior year period. Income tax benefit, including federal and state taxes, as a percentage of loss before income taxes was 17.8% for the three-month period ended March 31, 2020, compared with income tax expense as a percentage of income before income taxes of 20.3% for the same prior year period. The effective income tax rates for both 2020 and 2019 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through March 31, 2020 will be realized. However, this judgment could be impacted by further market fluctuations.

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

The extent to which COVID-19 impacts the Company's future operations will depend on future developments which cannot be predicted with certainty at this time; including the duration and severity of the pandemic, actions taken to contain the spread of the virus, and regulatory actions taken as a result of the outbreak.  Currently, the Company is fully operational and has not had any reductions in workforce. A large portion of the Company's workforce is performing their job functions remotely.  The Company has not taken stimulus relief funding or added any other forms of debt.

Cash Flows – Net cash flows provided by (used in) operating activities were $2.0 million and $(847) thousand for the three-month periods ended March 31, 2020 and 2019, respectively. Cash flows provided by operating activities increased in 2020 from 2019, primarily due to net income increasing when adjusted for non-cash items, such as changes in the estimated fair value of equity security investments, and the timing of payable disbursements. This was partially offset by changes in other assets and deferred income taxes.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities and the payment of dividends. Net cash was used in investing activities in 2020, compared with net cash being provided by investing activities in the prior year period, due to purchase activity of investments outpacing proceeds received from investments.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of March 31, 2020, the Company held cash and cash equivalents of $25.3 million, short-term investments of $15.6 million, available-for-sale fixed maturity securities of $101.4 million and equity securities of $48.0 million. The net effect of all activities on total cash and cash equivalents was a decrease of $625 thousand in 2020.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of March 31, 2020, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, especially with the onset of COVID-19, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is carefully monitoring the COVID-19 situation and any other trends that are likely to result in material adverse liquidity changes, and will continually assess its capital allocation strategy, including decisions relating to payment of dividends, repurchasing the Company’s stock and/or conserving cash.

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased 0 and 66 shares for the three-month periods ended March 31, 2020 and 2019, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $643 thousand for the three-month period ended March 31, 2020. In 2020, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $223.6 million and $214.6 million as of March 31, 2020 and December 31, 2019, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

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

Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

•	the impact of the coronavirus, or other pandemics;

•	changes in interest rates and real estate values;

•	changes in general economic, business, and political conditions, including the performance of the financial and real estate markets;

•	potential reform of government sponsored entities;

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

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including under the heading "Risk Factors", as well as the additional risk factor set forth in Part II, Item 1A of this Quarterly Report. The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider the possibility that actual results may differ materially from our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended March 31, 2020, there were no material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

The following updates the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has impacted the Company's business, and the duration and extent to which this will impact our future results of operations and financial condition remains uncertain.

An outbreak of a coronavirus ("COVID-19" or "the virus") has emerged and in March 2020, the World Health Organization declared it a pandemic.  This contagious disease has spread across the globe and created significant uncertainties by negatively impacting worldwide economic activity and financial markets. The extent to which COVID-19 impacts the Company's future operations will depend on uncertain developments; including the duration and severity of the pandemic, actions taken to contain the spread of the virus, and regulatory actions taken as a result of the outbreak.  COVID-19 could impact the availability of key Company personnel and cause disruptions to the real estate environment, financial markets or the Company's information technology systems.  In addition, this situation is continually changing, and additional impacts may arise that the Company is not aware of currently. This pandemic has already had a negative impact on the value of marketable securities, including those held by the Company, and could continue to do so in future periods. It has also impacted the real estate market and is expected to impair the process for showing homes, purchasing and closing on the sale of homes for the foreseeable future. It is not currently possible to predict the extent that COVID-19 will impact the Company's financial position or results of operation, although it is possible that it could have a material adverse effect on the Company's business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended March 31, 2020, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Beginning of period				428,186
January 2020	—	$—	—	428,186
February 2020	—	—	—	428,186
March 2020	—	—	—	428,186
Total	—	$—	—	428,186

For the quarter ended March 31, 2020, the Company purchased no shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  May 8, 2020