Form 10-Q
period 2020-09-30
INVESTORS TITLE CO
filed 2020-11-09
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 20, 2020, there were 1,892,411 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2020 and December 31, 2019
(in thousands)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$41,534	$25,949
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: September 30, 2020: $92,912; December 31, 2019: $100,667)	98,428	104,638
Equity securities, at fair value (cost: September 30, 2020: $34,180; December 31, 2019: $33,570)	58,851	61,108
Short-term investments	22,516	13,134
Other investments	14,829	13,982
Total investments	194,624	192,862

Premium and fees receivable	17,291	12,523
Accrued interest and dividends	1,187	1,033
Prepaid expenses and other receivables	9,185	5,519
Property, net	10,669	9,776
Goodwill and other intangible assets, net	9,897	10,275
Operating lease right-of-use assets	3,798	4,469
Other assets	1,560	1,487
Total Assets	$289,745	$263,893

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$33,532	$31,333
Accounts payable and accrued liabilities	31,565	28,318
Operating lease liabilities	3,937	4,502
Current income taxes payable	813	1,340
Deferred income taxes, net	6,971	7,038
Total liabilities	76,818	72,531

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,892 and 1,889 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	208,647	188,262
Accumulated other comprehensive income	4,280	3,100
Total stockholders' equity	212,927	191,362
Total Liabilities and Stockholders’ Equity	$289,745	$263,893

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2020 and 2019
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net premiums written	$57,205	$40,169	$143,311	$103,942
Escrow and other title-related fees	2,154	2,393	6,014	5,616
Non-title services	1,954	2,539	6,476	7,444
Interest and dividends	1,060	1,156	3,342	3,605
Other investment income	1,270	708	2,236	2,044
Net realized investment gains	186	423	327	1,199
Changes in the estimated fair value of equity security investments	3,619	406	(2,867)	6,218
Other	185	145	443	550
Total Revenues	67,633	47,939	159,282	130,618

Operating Expenses:
Commissions to agents	29,068	19,928	73,344	51,261
Provision for claims	1,552	987	4,452	3,610
Personnel expenses	12,575	11,576	36,632	34,871
Office and technology expenses	2,456	2,350	7,328	6,803
Other expenses	3,125	3,079	9,276	8,821
Total Operating Expenses	48,776	37,920	131,032	105,366

Income before Income Taxes	18,857	10,019	28,250	25,252

Provision for Income Taxes	3,556	2,067	5,465	5,174

Net Income	$15,301	$7,952	$22,785	$20,078

Basic Earnings per Common Share	$8.09	$4.21	$12.04	$10.63

Weighted Average Shares Outstanding – Basic	1,892	1,889	1,892	1,888

Diluted Earnings per Common Share	$8.07	$4.20	$12.02	$10.59

Weighted Average Shares Outstanding – Diluted	1,895	1,895	1,896	1,896

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2020 and 2019
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$15,301	$7,952	$22,785	$20,078
Other comprehensive income, before tax:
Accumulated postretirement benefit obligation adjustment	—	—	(41)	—
Net unrealized gain on investments arising during the period	61	431	1,093	2,847
Reclassification adjustment for sale of securities included in net income	—	—	(30)	—
Reclassification adjustment for write-down of securities included in net income	—	—	482	—
Other comprehensive income, before tax	61	431	1,504	2,847
Income tax benefit related to postretirement health benefits	—	—	(9)	—
Income tax expense related to net unrealized gain on investments arising during the period	11	90	229	601
Income tax benefit related to reclassification adjustment for sale of securities included in net income	—	—	(6)	—
Income tax expense related to reclassification adjustment for write-down of securities included in net income	—	—	110	—
Net income tax expense on other comprehensive income	11	90	324	601
Other comprehensive income	50	341	1,180	2,246
Comprehensive Income	$15,351	$8,293	$23,965	$22,324

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2020 and 2019
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2019	1,889	$—	$185,441	$2,854	$188,295
Net income			7,952		7,952
Dividends paid ($0.40 per share)			(755)		(755)
Exercise of stock appreciation rights	—		—		—
Share-based compensation expense related to stock appreciation rights			57		57
Net unrealized gain on investments				341	341
Balance, September 30, 2019	1,889	$—	$192,695	$3,195	$195,890

Balance, June 30, 2020	1,892	$—	$194,235	$4,230	$198,465
Net income			15,301		15,301
Dividends paid ($0.44 per share)			(833)		(833)
Exercise of stock appreciation rights	—		—		—
Share-based compensation expense related to stock appreciation rights			38		38
Net unrealized gain on investments				50	50
Other			(94)		(94)
Balance, September 30, 2020	1,892	$—	$208,647	$4,280	$212,927

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	1,887	$—	$174,690	$949	$175,639
Net income			20,078		20,078
Dividends paid ($1.20 per share)			(2,266)		(2,266)
Repurchases of common stock	—		(11)		(11)
Exercise of stock appreciation rights	2		—		—
Share-based compensation expense related to stock appreciation rights			204		204
Net unrealized gain on investments				2,246	2,246
Balance, September 30, 2019	1,889	$—	$192,695	$3,195	$195,890

Balance, December 31, 2019	1,889	$—	$188,262	$3,100	$191,362
Net income			22,785		22,785
Dividends paid ($1.32 per share)			(2,497)		(2,497)
Exercise of stock appreciation rights	3		(1)		(1)
Share-based compensation expense related to stock appreciation rights			192		192
Accumulated postretirement benefit obligation adjustment				(32)	(32)
Net unrealized gain on investments				1,212	1,212
Other			(94)		(94)
Balance, September 30, 2020	1,892	$—	$208,647	$4,280	$212,927

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$22,785	$20,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,320	1,298
Amortization of investments, net	678	492
Amortization of other intangible assets, net	378	379
Share-based compensation expense related to stock appreciation rights	192	204
Net gain on disposals of property	(26)	(28)
Net realized investment gains	(327)	(1,199)
Net change in estimated fair value of equity security investments	2,867	(6,218)
Net earnings from other investments	(1,764)	(1,286)
Provision for claims	4,452	3,610
(Benefit) provision for deferred income taxes	(391)	1,340
Changes in assets and liabilities:
Increase in premium and fees receivables	(4,768)	(502)
(Increase) decrease in other assets	(3,893)	360
Decrease (increase) in operating lease right-of-use assets	577	(4,619)
Increase (decrease) in accounts payable and accrued liabilities	3,206	(205)
(Decrease) increase in operating lease liabilities	(565)	4,622
Decrease in current income taxes payable	(527)	(4,839)
Payments of claims, net of recoveries	(2,253)	(3,534)
Net cash provided by operating activities	21,941	9,953

Investing Activities
Purchases of fixed maturities	(517)	(1,235)
Purchases of equity securities	(9,270)	(3,921)
Purchases of short-term investments	(13,668)	(89,519)
Purchases of other investments	(1,090)	(1,456)
Proceeds from sales and maturities of fixed maturity securities	7,139	7,280
Proceeds from sales of equity securities	9,412	4,040
Proceeds from sales and maturities of short-term investments	4,291	100,821
Proceeds from sales and distributions of other investments	2,010	2,490
Proceeds from sales of other assets	22	2
Purchases of property	(2,245)	(1,020)
Proceeds from the sale of property	58	140
Net cash (used in) provided by investing activities	(3,858)	17,622

Financing Activities
Repurchases of common stock	—	(11)
Exercise of stock appreciation rights	(1)	—
Dividends paid	(2,497)	(2,266)
Net cash used in financing activities	(2,498)	(2,277)

Net Increase in Cash and Cash Equivalents	15,585	25,298
Cash and Cash Equivalents, Beginning of Period	25,949	18,694
Cash and Cash Equivalents, End of Period	$41,534	$43,992

Consolidated Statements of Cash Flows, continued
	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$6,889	$9,150
Non-Cash Investing and Financing Activities:
Non-cash net unrealized gain on investments, net of deferred tax provision of $(333) and $(601) for September 30, 2020 and 2019, respectively	$(1,212)	$(2,246)
Adjustments to postretirement benefits obligation, net of deferred tax benefit of $9 and $0 for September 30, 2020 and 2019, respectively	$32	$—
Adjustments to operating lease right-of-use assets for September 30, 2020 and 2019, respectively	$94	$—

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2020
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2020 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2020 or any other interim period.

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

Accrued interest receivable is excluded from the estimate of credit losses.

Note 2 – Reserve for Claims

Activity in the reserve for claims for the nine-month period ended September 30, 2020 and the year ended December 31, 2019 are summarized as follows:

(in thousands)	September 30, 2020	December 31, 2019
Balance, beginning of period	$31,333	$31,729
Provision charged to operations	4,452	3,532
Payments of claims, net of recoveries	(2,253)	(3,928)
Balance, end of period	$33,532	$31,333

The total reserve for all reported and unreported losses the Company incurred through September 30, 2020 is represented by the reserve for claims on the Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2020. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	September 30, 2020	%	December 31, 2019	%
Known title claims	$3,993	11.9	$3,799	12.1
IBNR	29,539	88.1	27,534	87.9
Total reserve for claims	$33,532	100.0	$31,333	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net income	$15,301	$7,952	$22,785	$20,078
Weighted average common shares outstanding – Basic	1,892	1,889	1,892	1,888
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	3	6	4	8
Weighted average common shares outstanding – Diluted	1,895	1,895	1,896	1,896
Basic earnings per common share	$8.09	$4.21	$12.04	$10.63
Diluted earnings per common share	$8.07	$4.20	$12.02	$10.59

There were 20 thousand and 14 thousand potential shares excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2020 and 2019, respectively, due to the out-of-the-money status of the related share-based awards. There were 20 thousand and 14 thousand potential shares excluded from the computation of diluted earnings per share for the nine-month periods ended September 30, 2020 and 2019, respectively.

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

As of September 30, 2020, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. Most outstanding SARs vest and are exercisable within one year of the date of grant, with the exception of one grant where the SARs vest over five years. All SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

There was approximately $192 thousand and $205 thousand of compensation expense relating to SARs vesting on or before September 30, 2020 and 2019, respectively, included in personnel expenses in the Consolidated Statements of Operations. As of September 30, 2020, there was $246 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	28	$110.27	3.64	$2,019
SARs granted	4	162.81
SARs exercised	(2)	50.50
Outstanding as of December 31, 2019	30	$124.13	3.53	$1,352
SARs granted	11	135.05
SARs exercised	(8)	75.75
Outstanding as of September 30, 2020	33	$138.55	4.41	$496

Exercisable as of September 30, 2020	26	$140.02	3.83	$480

Unvested as of September 30, 2020	7	$133.21	6.52	$16

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

Provided below is selected financial information about the Company's operations by segment for the periods ended September 30, 2020 and 2019:

Three Months Ended September 30, 2020 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$61,809	$2,176	$(2,487)	$61,498
Investment income	5,627	322	—	5,949
Net realized (loss) gain on investments	(263)	449	—	186
Total revenues	$67,173	$2,947	$(2,487)	$67,633
Operating expenses	49,260	1,858	(2,342)	48,776
Income before income taxes	$17,913	$1,089	$(145)	$18,857
Total assets	$213,152	$76,593	$—	$289,745

Three Months Ended September 30, 2019 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$44,079	$2,851	$(1,684)	$45,246
Investment income	1,879	391	—	2,270
Net realized gain on investments	346	77	—	423
Total revenues	$46,304	$3,319	$(1,684)	$47,939
Operating expenses	37,201	2,269	(1,550)	37,920
Income before income taxes	$9,103	$1,050	$(134)	$10,019
Total assets	$191,436	$74,678	$—	$266,114

Nine Months Ended September 30, 2020 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$154,820	$7,149	$(5,725)	$156,244
Investment income	2,525	186	—	2,711
Net realized gain on investments	327	—	—	327
Total revenues	$157,672	$7,335	$(5,725)	$159,282
Operating expenses	129,777	6,543	(5,288)	131,032
Income before income taxes	$27,895	$792	$(437)	$28,250
Total assets	$213,152	$76,593	$—	$289,745

Nine Months Ended September 30, 2019 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$113,999	$8,373	$(4,820)	$117,552
Investment income	9,780	2,087	—	11,867
Net realized gain on investments	1,102	97	—	1,199
Total revenues	$124,881	$10,557	$(4,820)	$130,618
Operating expenses	102,792	6,991	(4,417)	105,366
Income before income taxes	$22,089	$3,566	$(403)	$25,252
Total assets	$191,436	$74,678	$—	$266,114

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $12.4 million and $12.2 million as of September 30, 2020 and December 31, 2019, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Service cost – benefits earned during the year	$—	$—	$—	$—
Interest cost on the projected benefit obligation	7	8	23	25
Amortization of unrecognized losses	—	—	—	—
Net periodic benefit cost	$7	$8	$23	$25

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of September 30, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$24,060	$152	$—	$24,212
General obligations of U.S. states, territories and political subdivisions	17,569	1,245	—	18,814
Special revenue issuer obligations of U.S. states, territories and political subdivisions	47,305	3,098	3	50,400
Corporate debt securities	3,978	1,024	—	5,002
Total	$92,912	$5,519	$3	$98,428

As of December 31, 2019 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$25,161	$6	$4	$25,163
General obligations of U.S. states, territories and political subdivisions	18,887	843	—	19,730
Special revenue issuer obligations of U.S. states, territories and political subdivisions	51,188	2,530	20	53,698
Corporate debt securities	5,431	621	5	6,047
Total	$100,667	$4,000	$29	$104,638

The special revenue category for both periods presented includes approximately 50 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at September 30, 2020 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,052	$31,253
Due one year through five years	42,795	46,050
Due five years through ten years	18,250	19,741
Due after ten years	815	1,384
Total	$92,912	$98,428

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2020 and December 31, 2019:

	Less than 12 Months		12 Months or Longer		Total
As of September 30, 2020 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—	$1,103	$(3)	$1,103	$(3)
Total temporarily impaired securities	$—	$—	$1,103	$(3)	$1,103	$(3)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2019 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$12,045	$(4)	$—	$—	$12,045	$(4)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,101	(17)	1,118	(3)	2,219	(20)
Corporate debt securities	413	(5)	—	—	413	(5)
Total temporarily impaired securities	$13,559	$(26)	$1,118	$(3)	$14,677	$(29)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 1 and 6 fixed maturity securities had unrealized losses without an allowance for credit losses at September 30, 2020 and December 31, 2019, respectively. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded $482 thousand and $0 of other-than-temporary impairment charges related to fixed maturity securities for the nine-month periods ended September 30, 2020 and 2019, respectively. Expenses related to other-than-temporary impairments are recorded in net realized investment gains in the Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of September 30, 2020 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$34,180	$58,851
Total	$34,180	$58,851

As of December 31, 2019 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$33,570	$61,108
Total	$33,570	$61,108

Unrealized holding gains and losses are reported in the Consolidated Statements of Operations as changes in the estimated fair value of equity security investments.

Net Realized Investment Gains

Gross realized gains and losses on sales of investments for the nine-month period ended September 30 are summarized as follows:

(in thousands)	2020	2019
Gross realized gains from securities:
Corporate debt securities	$30	$—
Common stocks	2,520	1,385
Total	$2,550	$1,385
Gross realized losses from securities:
Common stocks	$(1,768)	$(188)
Other-than-temporary impairment of securities	(482)	—
Total	$(2,250)	$(188)
Net realized gains from securities	$300	$1,197
Gross realized gains (losses) on other investments:
Gains on other investments	$32	$2
Losses on other investments	(5)	—
Total	$27	$2
Net realized investment gains	$327	$1,199

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of September 30, 2020:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$267	$267	$1,768
Real estate LLCs or LPs	Other investments	5,090	6,680	6,675
Small business investment LPs	Other investments	7,125	6,667	12,955
Total		$12,482	$13,614	$21,398

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of September 30, 2020 and December 31, 2019, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of September 30, 2020 and December 31, 2019:

As of September 30, 2020 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$24,212	$69,214	$—	$93,426
Corporate debt securities	—	5,002	—	5,002
Total	$24,212	$74,216	$—	$98,428

As of December 31, 2019 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$24,160	$74,431	$—	$98,591
Corporate debt securities	—	6,047	—	6,047
Total	$24,160	$80,478	$—	$104,638

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of September 30, 2020 and December 31, 2019:

As of September 30, 2020 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$41,534	$—	$—	$41,534
Accrued interest and dividends	1,187	—	—	1,187
Equity securities, at fair value:
Common stocks	58,851	—	—	58,851
Short-term investments:
Money market funds, Treasury bills and certificates of deposit	22,516	—	—	22,516
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,541	6,541
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,288	8,288
Total	$124,088	$—	$14,829	$138,917

As of December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$25,949	$—	$—	$25,949
Accrued interest and dividends	1,033	—	—	1,033
Equity securities, at fair value:
Common stocks	61,108	—	—	61,108
Short-term investments:
Money market funds and certificates of deposit	13,134	—	—	13,134
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,083	6,083
Equity investments in unconsolidated affiliates, measurement alternative	—	—	7,899	7,899
Total	$101,224	$—	$13,982	$115,206

The Company did not hold any Level 3 category debt or marketable equity investment securities as of September 30, 2020 or December 31, 2019.

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

Certain equity investments under the measurement alternative are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the Consolidated Statements of Operations. There were no impairments of such investments made during the nine-month period ended September 30, 2020 or the twelve-month period ended December 31, 2019. The following table presents a rollforward of equity investments under the measurement alternative as of September 30, 2020 and December 31, 2019:

(in thousands)	Balance, December 31, 2019	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, September 30, 2020
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$7,899	$—	$—	$642	$(253)	$8,288
Total	$7,899	$—	$—	$642	$(253)	$8,288

(in thousands)	Balance, December 31, 2018	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2019
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$6,589	$—	$—	$2,241	$(931)	$7,899
Total	$6,589	$—	$—	$2,241	$(931)	$7,899

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

Like-Kind Exchanges Proceeds – In administering tax-deferred property exchanges, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $179.5 million and $214.6 million as of September 30, 2020 and December 31, 2019, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon interest rate. Exchange services revenues include earnings on these deposits; therefore, investment income is included as a component of non-title services on the Consolidated Statements of Operations rather than other investment income. Like-kind exchange funds are primarily invested in money market and other short-term investments.

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

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following tables set forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (in thousands)	As of September 30, 2020	As of December 31, 2019
Other investments	$6,541	$6,083
Premium and fees receivable	$635	$410

Financial Statement Classification, Consolidated Statements of Operations (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net premiums written	$6,615	$4,626	$16,725	$11,674
Non-title services and other investment income	$1,104	$779	$2,241	$1,866
Commissions to agents	$4,486	$3,056	$11,279	$7,702

Note 9 – Intangible Assets, Goodwill and Title Plant

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the nine-month periods ended September 30, 2020 and 2019 that would indicate the carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of September 30, 2020	As of December 31, 2019
Referral relationships	$6,416	$6,416
Non-compete agreements	1,406	1,406
Tradename	560	560
Total	8,382	8,382
Accumulated amortization	(2,835)	(2,456)
Identifiable intangible assets, net	$5,547	$5,926

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2020	$126
2021	562
2022	525
2023	525
2024	473
Thereafter	3,336
Total	$5,547

Goodwill and Title Plant

As of September 30, 2020, the Company recognized $4.4 million in goodwill and $690 thousand in a title plant, net of impairments, as the result of title insurance agency acquisitions.  The title plant is included with other assets in the Consolidated Balance Sheets. The fair values of goodwill and the title plant as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the nine-month periods ended September 30, 2020 and 2019 that would indicate the carrying amounts may not be recoverable, and therefore determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended September 30, 2020 and 2019:

Three Months Ended September 30, 2020 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at June 30	$4,294	$(64)	$4,230
Other comprehensive income before reclassifications	50	—	50
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	50	—	50
Ending balance	$4,344	$(64)	$4,280

Three Months Ended September 30, 2019 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at June 30	$2,886	$(32)	$2,854
Other comprehensive income before reclassifications	341	—	341
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	341	—	341
Ending balance	$3,227	$(32)	$3,195

Nine Months Ended September 30, 2020 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$3,132	$(32)	$3,100
Other comprehensive income (loss) before reclassifications	864	(32)	832
Amounts reclassified from accumulated other comprehensive income	348	—	348
Net current-period other comprehensive income (loss)	1,212	(32)	1,180
Ending balance	$4,344	$(64)	$4,280

Nine Months Ended September 30, 2019 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$981	$(32)	$949
Other comprehensive income before reclassifications	2,246	—	2,246
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	2,246	—	2,246
Ending balance	$3,227	$(32)	$3,195

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three- and nine-month periods ended September 30, 2020:

Three Months Ended September 30, 2020 (in thousands)
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

Nine Months Ended September 30, 2020 (in thousands)
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

There were no amounts reclassified out of each component of accumulated other comprehensive income for either the three- or nine-month periods ended September 30, 2019.

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue from contracts with customers:
Escrow and other title-related fees	$2,154	$2,393	$6,014	$5,616
Non-title services	1,954	2,539	6,476	7,444
Total revenue from contracts with customers	4,108	4,932	12,490	13,060
Other sources of revenue:
Net premiums written	57,205	40,169	143,311	103,942
Investment-related revenue	6,135	2,693	3,038	13,066
Other	185	145	443	550
Total revenues	$67,633	$47,939	$159,282	$130,618

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

Lease expense is included in office and technology expenses in the Consolidated Statements of Operations. Information regarding the Company’s operating leases follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating leases	$327	$312	$968	$944
Short-term leases (b)	44	30	110	103
Lease expense	$371	$342	$1,078	$1,047
Sub-lease income	—	—	—	—
Lease cost	$371	$342	$1,078	$1,047

(b)	Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.

Components of the operating lease liability presented on the Consolidated Balance Sheets are as follows:

(in thousands)	As of September 30, 2020	As of December 31, 2019
Current:
Operating lease liabilities	$1,097	$1,048
Non-current:
Operating lease liabilities	2,840	3,454
Total operating lease liabilities	$3,937	$4,502

The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2020, are summarized as follows:

Year Ended (in thousands)
2020	$324
2021	1,195
2022	975
2023	685
2024	515
Thereafter	649
Total undiscounted payments	$4,343
Less: present value adjustment	(406)
Operating lease liabilities	$3,937

Supplemental lease information is as follows:

	As of September 30, 2020	As of December 31, 2019
Weighted average remaining lease term (years)	4.40	4.84
Weighted average discount rate	4.6%	4.6%

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

In addition, the Company may make forward-looking statements in the following discussion and analysis. Forward looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual results may vary. See "Safe Harbor for Forward-Looking Statements" at the end of this discussion and analysis, as well as the sections titled "Risk Factors" in Part I, Item 1A of the Company's Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q for factors that could affect forward-looking statements.

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 95.9% of the Company's revenues for the nine-month period ended September 30, 2020. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

The primary impact of the COVID-19 pandemic on the Company’s first quarter results of operations was a reduction in value of the investment portfolio. In the second and third quarters, the Company recognized income from changes in the estimated fair value of equity securities as the Company's equity holdings partially rebounded. Purchase volume and refinance activity were strong in the third quarter, as lower average mortgage interest rates, a tight real estate supply and pent-up demand spurred real estate activity and prices. It is unclear if real estate activity will remain as resilient in future periods. It is possible that net premiums written could decline in the future due to the pandemic and the economic disruption it is causing. Because of the inherent uncertainty regarding the duration and severity of the COVID-19 pandemic and its effects on the economy, as well as uncertainty regarding the effects of government measures already taken, and which may be taken or continued in the future, to combat the spread of the virus, the Company is currently unable to predict what the ultimate impact of the pandemic on its business will be.

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

Regulatory Environment

The Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. Starting in December 2015, the FOMC has voted on several occasions to increase the federal funds rate, most recently at the December 2018 meeting to a target range between 2.25% and 2.50%. However, due to developments impacting the economic outlook, as well as muted inflation pressures, at the July 2019 meeting, the FOMC reversed course and decided to lower the target range for the federal funds rate to between 2.00% and 2.25%. The FOMC has elected to lower rates at subsequent meetings. In normal economic situations, future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective. However, in response to risk posed to economic activity by COVID-19, on March 15, 2020, the FOMC lowered the target range between 0.00% and 0.25%. The FOMC has maintained this target range, and expects to continue to do so until it is confident that the U.S. economy has weathered recent events and is on track to meet its goals.

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

Real Estate Environment

The Mortgage Bankers Association's ("MBA") October 21, 2020 Mortgage Finance Forecast (“MBA Forecast”), which includes COVID-19 considerations, projects 2020 purchase activity to increase 15.8% to $1,418 billion and mortgage refinance activity to increase 70.9% to $1,757 billion, resulting in a net increase in total mortgage originations of 40.9% to $3,175 billion, all from 2019 levels. In 2019, purchase activity accounted for 54.4% of all mortgage originations and is projected in the MBA Forecast to represent 44.7% of all mortgage originations in 2020. The MBA Forecast is, however, projecting decreases in mortgage originations for 2021 and 2022. Due to the rapidly changing environment brought on by COVID-19, these projections and the impact of actual future developments on the Company could be subject to material change.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 3.2% and 4.0% for the nine-month periods ended September 30, 2020 and 2019, respectively. Per the MBA Forecast, mortgage interest rates are projected to be 3.0% in the fourth quarter of 2020, and then increase to 3.6% by 2022.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the nine-month period ended September 30, 2020, the Company made the following changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission.

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

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues:
Net premiums written	$57,205	$40,169	$143,311	$103,942
Escrow and other title-related fees	2,154	2,393	6,014	5,616
Non-title services	1,954	2,539	6,476	7,444
Interest and dividends	1,060	1,156	3,342	3,605
Other investment income	1,270	708	2,236	2,044
Net realized investment gains	186	423	327	1,199
Changes in the estimated fair value of equity security investments	3,619	406	(2,867)	6,218
Other	185	145	443	550
Total Revenues	67,633	47,939	159,282	130,618

Operating Expenses:
Commissions to agents	29,068	19,928	73,344	51,261
Provision for claims	1,552	987	4,452	3,610
Personnel expenses	12,575	11,576	36,632	34,871
Office and technology expenses	2,456	2,350	7,328	6,803
Other expenses	3,125	3,079	9,276	8,821
Total Operating Expenses	48,776	37,920	131,032	105,366

Income before Income Taxes	18,857	10,019	28,250	25,252

Provision for Income Taxes	3,556	2,067	5,465	5,174

Net Income	$15,301	$7,952	$22,785	$20,078

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 42.4% and 37.9% for the three- and nine-month periods ended September 30, 2020 to $57.2 million and $143.3 million, compared with $40.2 million and $103.9 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2020 were primarily driven by increased refinance activity and strong purchase volume, as lower average mortgage interest rates continued to spur real estate activity.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of premiums generated by branch and agency operations for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	%	2019	%	2020	%	2019	%
Home and Branch	$15,496	27.1	$11,557	28.8	$38,364	26.8	$29,111	28.0
Agency	41,709	72.9	28,612	71.2	104,947	73.2	74,831	72.0
Total	$57,205	100.0	$40,169	100.0	$143,311	100.0	$103,942	100.0

Home and Branch Office Net Premiums – In the Company's home and branch operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 34.1% and 31.8% for the three- and nine-month periods ended September 30, 2020, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2020 were primarily attributable to increased refinance activity and strong purchase volume, as lower average mortgage interest rates continued to spur real estate activity.

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

Agency net premiums written increased 45.8% and 40.2% for the three- and nine-month periods ended September 30, 2020, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2020 were primarily attributable to increased refinance activity and strong purchase volume, as lower average mortgage interest rates continued to spur real estate activity.

Following is a schedule of net premiums written for the three- and nine-month periods ended September 30, 2020 and 2019 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State (in thousands)	2020	2019	2020	2019
North Carolina	$21,524	$16,129	$53,565	$40,790
Texas	10,956	7,579	26,935	19,929
Georgia	6,347	4,535	15,751	11,306
South Carolina	4,646	3,212	12,285	9,551
Virginia	2,122	1,686	5,725	4,316
All Others	11,782	7,113	29,421	18,385
Premiums Written	57,377	40,254	143,682	104,277
Reinsurance Assumed	—	—	3	—
Reinsurance Ceded	(172)	(85)	(374)	(335)
Net Premiums Written	$57,205	$40,169	$143,311	$103,942

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. Escrow and other title-related fee revenues were $2.2 million and $6.0 million for the three- and nine-month periods ended September 30, 2020, respectively, compared with $2.4 million and $5.6 million for the same prior year periods. The decrease for the three-month period ended September 30, 2020 primarily related to lower commission income. The increase for the nine-month period ended September 30, 2020 primarily related to higher fee income.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $2.0 million and $6.5 million for the three- and nine-month periods ended September 30, 2020, compared with $2.5 million and $7.4 million for the same prior year periods. The decreases in 2020 primarily related to decreased exchange services income due to the impact of changes in the interest rate environment.

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

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable or tax-exempt fixed maturity securities and equity securities.  The Company also invests in short-term investments that include money market funds, certificates of deposit and Treasury bills. The Company strives to maintain a high quality investment portfolio.  Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

Interest and dividends were $1.1 million and $3.3 million for the three- and nine-month periods ended September 30, 2020, respectively, compared with $1.2 million and $3.6 million for the same prior year periods. The decreases in 2020 were primarily related to lower interest rates on fixed maturity securities.

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

Other investment income was $1.3 million and $2.2 million for the three- and nine-month periods ended September 30, 2020, respectively, compared with $708 thousand and $2.0 million for the same prior year periods. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and or distributions received.

Net Realized Investment Gains

Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers’ business prospects and tax planning considerations.  Additionally, the amounts included in net realized investment gains are affected by assessments of securities’ valuation for other-than-temporary impairment.  As a result of the interaction of these factors and considerations, the net realized investment gain or loss can vary significantly from period to period.

The net realized investment gains were $186 thousand and $327 thousand for the three- and nine-month periods ended September 30, 2020, respectively, compared with $423 thousand and $1.2 million for the same prior year periods. The net realized investment gains for the nine-month period ended September 30, 2020 included impairment charges of $482 thousand for certain fixed maturity securities the Company determined were other-than-temporarily impaired. There were no impairment charges recorded in 2019. Management believes unrealized losses on the remaining fixed maturity securities at September 30, 2020 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments

Changes in the estimated fair value of equity security investments were $3.6 million and $(2.9) million for the three- and nine-month periods ended September 30, 2020, respectively, compared with $406 thousand and $6.2 million for the same prior year periods. Such fluctuations are the result of changes in general market conditions during the respective periods. In the first quarter of 2020, all major U.S. stock market indices substantially declined due to economic slowdowns and uncertainty resulting from COVID-19. The major stock market indices partially recovered the first quarter losses during the second and third quarters of 2020.

Other Revenues

Other revenues primarily include state tax credit income, gains and losses on the disposal of fixed assets and miscellaneous revenues. Other revenues were $185 thousand and $443 thousand for the three- and nine-month periods ended September 30, 2020, respectively, compared with $145 thousand and $550 thousand for the same prior year periods. The decrease for the nine-month period ended September 30, 2020 primarily related to a decline in state tax credit income.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 28.6% and 24.4% for the three- and nine-month periods ended September 30, 2020, respectively, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2020 were primarily due to increases in commissions to agents, claims expense and personnel expenses.

Following is a summary of the Company's operating expenses for the three- and nine-month periods ended September 30, 2020 and 2019. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying Consolidated Financial Statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	%	2019	%	2020	%	2019	%
Title Insurance	$46,951	96.3	$35,682	94.1	$124,588	95.1	$98,468	93.5
All Other	1,825	3.7	2,238	5.9	6,444	4.9	6,898	6.5
Total	$48,776	100.0	$37,920	100.0	$131,032	100.0	$105,366	100.0

On a combined basis, after-tax profit margins were 22.6% and 14.3% for the three- and nine-month periods ended September 30, 2020, respectively, compared with 16.6% and 15.4% for the same prior year periods. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $12.6 million and $36.6 million for the three- and nine-month periods ended September 30, 2020, respectively, compared with $11.6 million and $34.9 million for the same prior year periods. On a consolidated basis, personnel expenses as a percentage of total revenues were 18.6% and 23.0% for the three- and nine-month periods ended September 30, 2020, respectively, compared with 24.1% and 26.7% for the same prior year period. The increases in personnel expenses for the three- and nine-month periods ended September 30, 2020 were primarily related to normal inflationary increases in salaries, benefits and higher staffing levels to accommodate volume growth and targeted staffing increases to support growth initiatives.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $2.5 million and $7.3 million for the three- and nine-month periods ended September 30, 2020, respectively, compared with $2.4 million and $6.8 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2020 were primarily related to ongoing investments in software and technology related initiatives.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $3.1 million and $9.3 million for the three- and nine-month periods ended September 30, 2020, respectively, compared with $3.1 million and $8.8 million for the same prior year periods. The increase for the nine-month period ended September 30, 2020 was primarily related to increases in premium-related taxes and licensing and professional services, partially offset by a decline in business development expenses.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 45.9% and 43.1% for the three- and nine-month periods ended September 30, 2020, respectively, compared with the same prior year periods. Commission expense as a percentage of net premiums written by agents was 69.7% and 69.9% for the three- and nine-month periods ended September 30, 2020, respectively, compared with 69.6% and 68.5% for the same prior year periods. The changes in commission expense, and commission expense as a percentage of net premiums written, were primarily related to increased premiums written by agents and changes in geographic mix for the three- and nine-month periods ended September 30, 2020. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims increased 57.2% and 23.3% for the three- and nine-month periods ended September 30, 2020, respectively, compared with the same prior year periods. The provision for claims as a percentage of net premiums written was 2.7% and 3.1% for the three- and nine-month periods ended September 30, 2020, respectively, compared with 2.5% and 3.5% for the same prior year periods. The increases in the provision for claims expenses for the three- and nine-month periods ended September 30, 2020 were primarily due to additional underwriting risks caused by the increase in premiums written. A reduction in favorable loss development, compared to the prior year period, also impacted the nine-month period ended September 30, 2020.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $2.3 million and $3.5 million for the nine-month periods ended September 30, 2020 and 2019, respectively.

At September 30, 2020, the total reserve for claims was $33.5 million. Of that total, approximately $4.0 million was reserved for specific claims, and approximately $29.5 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $3.6 million and $5.5 million for the three- and nine-month periods ended September 30, 2020, respectively, compared with $2.1 million and $5.2 million for the same prior year periods. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 18.9% and 19.3% for the three- and nine-month periods ended September 30, 2020, compared with 20.6% and 20.5% for the same prior year periods. The effective income tax rates for both 2020 and 2019 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through September 30, 2020 will be realized. However, this judgment could be impacted by further market fluctuations.

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

The extent to which COVID-19 impacts the Company's future operations will depend on future developments which cannot be predicted with certainty at this time, including the duration and severity of the pandemic, actions taken to contain the spread of the virus, and regulatory actions taken as a result of the outbreak.  Currently, the Company is fully operational and has not had any reductions in workforce during 2020. A large portion of the Company's workforce is performing their job functions remotely.  The Company has not taken stimulus relief funding or incurred any other forms of debt.

Cash Flows – Net cash flows provided by operating activities were $21.9 million and $10.0 million for the nine-month periods ended September 30, 2020 and 2019, respectively. Cash flows provided by operating activities increased in 2020 from 2019, primarily due to net income increasing when adjusted for non-cash items, such as changes in the estimated fair value of equity security investments, and the timing of tax and payable disbursements. This was partially offset by changes in other assets and the timing of the collection of receivables.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities and the payment of dividends. Net cash was used in investing activities in 2020, compared with net cash being provided by investing activities in the prior year period, due to purchase activity of investments outpacing proceeds received from investments.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of September 30, 2020, the Company held cash and cash equivalents of $41.5 million, short-term investments of $22.5 million, available-for-sale fixed maturity securities of $98.4 million and equity securities of $58.9 million. The net effect of all activities on total cash and cash equivalents was an increase of $15.6 million in 2020.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of September 30, 2020, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased 0 and 66 shares for the nine-month periods ended September 30, 2020 and 2019, respectively.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $2.2 million for the nine-month period ended September 30, 2020. In 2020, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

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

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $179.5 million and $214.6 million as of September 30, 2020 and December 31, 2019, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

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

Safe Harbor for Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission (the "SEC") and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “should,” “could,” “would” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Without limitation, projected developments in mortgage interest rates and the overall economic environment set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Trends and Recent Conditions; COVID-19 Pandemic” constitute forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

•the impact of COVID-19, or other pandemics;
•changes in interest rates and real estate values;
•changes in general economic, business, and political conditions, including the performance of the financial and real estate markets and the impact of the 2020 U.S. presidential election;
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

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the SEC. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including under the heading "Risk Factors", as well as the further updated risk factor set forth in Part II, Item 1A of this Quarterly Report. The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider the possibility that actual results may differ materially from our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the quarter ended September 30, 2020, there were no material changes in the Company’s market risks as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this Part II, Item 1.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended September 30, 2020, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				428,186
July 1 through July 31, 2020	—	$—	—	428,186
August 1 through August 31, 2020	—	—	—	428,186
September 1 through September 30, 2020	—	—	—	428,186
Total	—	$—	—	428,186

(1) For the quarter ended September 30, 2020, the Company purchased no shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

On November 9, 2020, the Company’s Board of Directors (the “Board”) approved amendments to the Company’s Amended and Restated Bylaws (as amended and restated, the “Restated Bylaws”), effective November 9, 2020.

The Restated Bylaws include certain technical, stylistic, and conforming changes, among other things:

•Updating and clarifying provisions relating to the conduct of shareholder meetings, including the means of providing and waiving notice, the posting of shareholder lists, expanding who may preside over such meetings, the role of voting inspectors at the meeting, and the individuals authorized to call a special meeting of shareholders on behalf of the Company; and
•Updating and clarifying provisions related to the operations of the Board, including the term of office for directors who have filled vacancies on the Board, the process for establishing an executive committee of the Board, the method for informal action by the Board, and certain operational flexibility permitted in the event of emergencies.

The Restated Bylaws also enhance the Company’s existing exclusive forum provision, including by (i) clarifying that the provision will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction, (ii) unless the Company consents in writing to the selection of an alternative forum, establishing the federal district courts as the exclusive forum for the resolution of any cause of action against the Company or any director, officer, employee or agent of the Company and arising under the Securities Act of 1933, as amended, (iii) providing that, to the fullest extent permitted by applicable law, any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Company shall be deemed to have notice of and consented to the exclusive forum provision, and (iv) adding a severability clause.

The foregoing description of the amendments in the Restated Bylaws is qualified in its entirety by reference to the full text of the Restated Bylaws, which is filed as Exhibit 3.1 and incorporated by reference herein.

Item 6.  Exhibits

3.1	Amended and Restated Bylaws, dated November 9, 2020

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Dated:  November 9, 2020