Form 10-K
period 2020-12-31
INVESTORS TITLE CO
filed 2021-03-15
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the shares held by non-affiliates of the registrant as of June 30, 2020 was $170,768,212 based on the closing price on the Nasdaq Stock Market LLC.

As of February 19, 2021, there were 1,894,122 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 19, 2021 are incorporated by reference in Part III hereof.

Safe Harbor and Forward-Looking Statements

This Annual Report on Form 10-K, as well as information included in future filings by Investors Title Company (the “Company”) with the Securities and Exchange Commission (“SEC”) and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “should,” “could,” “would” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Without limitation, projected developments in mortgage interest rates and the overall economic environment set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Trends and Recent Conditions” constitute forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. For a description of factors that may cause actual results to differ materially from such forward-looking statements, refer to “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

•the impact of COVID-19, or other pandemics;
•changes in interest rates and real estate values;
•changes in general economic, business, and political conditions, including the performance of the financial and real estate markets;
•potential reform of government-sponsored entities;
•the level of real estate transaction volumes, the level of mortgage origination volumes (including refinancing), the mix of title insurance between markets with varying real estate values, changes to the insurance requirements of the participants in the secondary mortgage market, and the effect of these factors on the demand for title insurance;
•the possible inadequacy of provisions for claims to cover actual claim losses;
•the incidence of fraud-related losses;
•unanticipated adverse changes in securities markets that could result in material losses to the Company’s investments;
•significant competition that the Company’s operating subsidiaries face, including the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner and expansion into new geographic locations;
•the Company’s reliance upon the North Carolina, Texas, Georgia and South Carolina markets for a significant portion of its premiums, comprising approximately 36.8%, 18.6%, 11.4% and 9.1% of premiums written, respectively;
•compliance with government regulation, including pricing regulation, and significant changes to applicable regulations or in their application by regulators;
•the impact of governmental oversight of compliance of the Company’s service providers, including the application of financial regulation designed to protect consumers;
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

INVESTORS TITLE COMPANY AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

GENERAL

Investors Title Company (the “Company”) is a holding company that operates through its subsidiaries and was incorporated as a corporation under the laws of the state of North Carolina in 1973. The Company became operational in 1976, when it acquired Investors Title Insurance Company (“ITIC”), which had itself been operating since 1972, as a wholly owned subsidiary under a plan of exchange of shares of common stock. In 1983, the Company acquired National Investors Title Insurance Company (“NITIC”), formerly Northeast Investors Title Insurance Company, which had itself been operating since 1973, as a wholly owned subsidiary under a plan of exchange of shares of common stock. The Company’s executive offices are located at 121 North Columbia Street, Chapel Hill, North Carolina 27514 and its telephone number is (919) 968-2200. The Company maintains a website at www.invtitle.com. The contents of the Company’s website are not and shall not be a part of this Annual Report on Form 10-K or any other SEC filing.

OVERVIEW OF THE BUSINESS

The Company’s primary business activity, and its only reportable operating segment, is the issuance of residential and commercial title insurance through ITIC and NITIC. Additionally, the Company provides (i) tax-deferred real property exchange services through its subsidiaries, Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”); (ii) investment management and trust services to individuals, trusts and other entities through its subsidiary Investors Trust Company (“Investors Trust”); and (iii) management services to title insurance agencies through its subsidiary, Investors Title Management Services (“ITMS”). Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”) for additional information related to the revenues, income and assets attributable to the Company’s primary operating segment.

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

Title Insurance Policies: The Company issues title insurance policies based on a search of public records. The title search documents the current status of title to the property. There are two basic types of title insurance policies – one for the mortgage lender and one for the real property owner. A lender often requires property owners to purchase title insurance to protect the priority of its mortgage loan, but the lender’s title insurance policy does not protect the property owner. The property owner has to purchase a separate owner’s title insurance policy to protect its investment.

Insured Risk on Policies in Force: Generally, the amount of the insured risk under a title insurance policy is equal to the purchase price, the loan amount or the fair market value of the insured property. If a claim is made against an insured property’s title, the insurer can choose to pay the cost of eliminating the covered title defects or to defend the insured party against the covered title defects affecting the property. In the alternative, the insurer may opt to pay the policy limits to the insured or, if the loss is less than the policy limits, the amount of the insured’s actual loss due to such title defects, at which time the insurer’s duty to defend the claim and all other obligations of the insurer with respect to the claim are satisfied.

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

Losses and Reserves: While most other forms of insurance provide for the assumption of risk of loss arising from unforeseen events, title insurance is based upon a process of loss avoidance. Title insurance generally serves to protect the policyholder from the risk of loss from events that predate the issuance of the policy. Losses on policies typically occur when a title defect is not discovered during the examination and settlement process or upon the occurrence of certain hidden risks which cannot be determined from an accurate search of public land records. The maximum amount of liability under a title insurance policy is generally the face amount of the policy plus the cost of defending the insured’s title against an adverse claim, if agreed to by the insurer prior to payment of loss under the policy, and any inflation protection clause associated with the policy. The reserve for claim losses is established from known claims, as well as estimated losses incurred but not yet reported to the Company based upon historical experience and other factors.

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

Title Insurance Underwriting Operations: ITIC and NITIC issue title insurance through the Company’s home and branch offices and through a network of agents. Issuing agents are typically real estate attorneys, independent agents or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory. The Company’s title insurance subsidiaries determine the terms and conditions upon which they will insure title to real property according to the Company’s underwriting standards, policies and procedures. Title insurance premiums written reflect a one-time premium payment, with no recurring premiums.

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

Geographic Operations: ITIC was incorporated in North Carolina in 1972, and is licensed to write title insurance in 44 states and the District of Columbia. ITIC currently writes title insurance as a primary insurer in 21 states and the District of Columbia, primarily located in the eastern half of the United States, and as a reinsurer for NITIC and third-party title insurance companies.

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

Ratings: The Company’s title insurance subsidiaries are regularly assigned ratings by independent agencies designed to indicate their financial condition and/or their claims paying ability. The rating agencies determine ratings primarily by analyzing financial data.

Reinsurance: The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Reinsurance is a contractual arrangement whereby one insurer assumes some or all of the risk exposure written by another insurer. Ceded reinsurance is comprised of excess of loss treaties, which outline the conditions in which the reinsurance company will pay claims and protect the ceding insurer against losses over certain agreed amounts.

In the ordinary course of business, ITIC and NITIC reinsure certain risks with other title insurers to limit their risk exposure and to comply with state insurance regulations. They also assume reinsurance for certain risks of other title insurers for which they receive additional income in the form of reinsurance premiums. For each of the last two years, revenues from reinsurance activities accounted for less than 1% of total premium volume.

Exchange Services, Investment Management and Trust Services, and Management Services

The Company’s other lines of business include services offered by wholly owned subsidiaries ITEC, ITAC, Investors Trust, and ITMS.

In 1988, the Company established ITEC to provide services in connection with tax-deferred exchanges of like-kind property pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended. ITEC acts as a qualified intermediary in tax-deferred exchanges of real property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange services division, ITEC and ITAC, are pursuant to provisions in the Internal Revenue Code. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange services division.

Investors Trust provides investment management and trust services to individuals, companies, banks and trusts.

ITMS offers various consulting and management services to provide clients with the technical expertise to start and successfully operate a title insurance agency.

None of these other lines of business is currently a reportable segment for which separate financial information is presented; instead, they are collectively included and reported in the category “All Other” in the segment information in Note 12 of the Notes to the Consolidated Financial Statements.

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

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital, surplus and reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, approving related party transactions, as well as examining and auditing title insurers. At December 31, 2020, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states where they are licensed. A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various state laws to maintain assets of a defined minimum quality and amount.

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

Exchange Services, Investment Management and Trust Services, and Management Services

Investors Trust is regulated by the North Carolina Commissioner of Banks.

COMPETITION

The title insurance industry is highly competitive. The four largest title insurance companies typically maintain greater than 80% of the market for title insurance in the United States, with smaller regional companies holding the balance of the market. The number and size of competing companies varies in the respective geographic areas in which the Company conducts business. Key competitive factors in the title insurance industry are the financial strength and size of the insurer, timeliness and quality of service, price and expertise in certain transactions. Title insurance underwriters also compete for agents based upon service and commission levels. Some title insurers currently have greater financial resources, larger distribution networks and more extensive computerized databases of property records and related information than the Company. In addition, there are numerous industry-related regulations and statutes that set out conditions and requirements to conduct business. Changes to or the removal of such regulations and statutes could result in additional competition from alternative title insurance products or new entrants into the industry that could materially affect the Company’s business operations and financial condition.

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

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in municipal government securities and investment grade corporate fixed maturity securities and equity securities. The Company’s fixed maturity securities are classified as available for sale and carried at estimated fair value. Equity securities are also carried at estimated fair value. The Company’s investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries. The Company’s investment portfolio is managed internally and via a wholly owned subsidiary. The securities in the Company’s portfolio are subject to economic conditions and normal market risks. Equity securities at December 31, 2020 and 2019 consisted of investments in various industry groups. The Company’s investment portfolio did not include any significant investments in banks, trust or insurance companies at December 31, 2020 or 2019. Short-term investments, which consist primarily of U.S. Treasury securities, commercial paper, money market instruments and certificates of deposit which have an original maturity of one year or less, are carried at cost, which approximates fair value due to the short duration to maturity. In addition, at December 31, 2020 and 2019, the Company held investments that are accounted for using the equity method and measurement alternative method (refer to Note 1 of the Notes to the Consolidated Financial Statements).

Refer to Note 3 of the Notes to the Consolidated Financial Statements for the major categories of investments, scheduled maturities, fair values of investment securities and earnings by category.

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

EMPLOYEES AND HUMAN CAPITAL

The Company and its subsidiaries had 396 full-time employees and 60 part-time employees as of December 31, 2020. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

Recruiting and retaining qualified personnel and key talent is important to the Company’s success. The Company’s business results depend in part on its ability to successfully manage its human capital resources. Factors that may affect the Company’s ability to attract and retain qualified employees include employee morale, competition from other employers and availability of qualified individuals.

Compensation and Benefits

The Company strives to provide robust compensation and benefits to its employees. In addition to competitive salaries, compensation and benefit programs include annual bonuses, a generous 401(k) plan, employer paid healthcare, life insurance, long and short term disability benefits, flexible spending accounts, an employee assistance program, and paid time off. The Company’s ability to attract and retain key personnel who are necessary to the operation of the business is critical to its success.

COVID-19 Pandemic

The health and wellness of the Company’s employees is also critical to its success. In an effort to keep the Company’s employees safe during the COVID-19 pandemic, the Company has implemented a number of new health-related measures, including protocols governing social distancing and the use of face masks while on company property, a flexible policy for working from home, cleaning procedures at the Company’s corporate headquarters, and limitations on in-person meeting and other gatherings.

ADDITIONAL INFORMATION

The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company’s internet address is www.invtitle.com. The contents of the Company’s website, including the “Investor Relations” section, are not and shall not be deemed to be a part of this Annual Report on Form 10-K or any other SEC filing. The Company makes available free of charge through its internet website its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC, and also makes available the Section 16 reports on Forms 3, 4 and 5 of its insiders no later than the end of the business day following such filings. The information is free of charge and may be reviewed and downloaded from the website at any time. The “Investor Relations” section of the Company’s website also includes its Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating Committees of its Board of Directors.

Executive Officers of the Company

Following is information regarding the executive officers of the Company as of February 21, 2021. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	86	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	58	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	54	Executive Vice President, Secretary and Director

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

RISKS RELATED TO THE EFFECTS OF COVID-19 AND OTHER POTENTIAL PANDEMICS, HEALTH CRISES OR OTHER CATASTROPHIC EVENTS

Our business could be adversely affected by the COVID-19 pandemic or the occurrence of another catastrophic event.

The U.S. and other countries continue to experience an outbreak of COVID-19. This contagious disease outbreak has continued to spread globally and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have impacted and may continue to impact the Company’s workforce and operations. The spread of COVID-19 has caused the Company to modify its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and the Company may take further actions as may be required by government authorities or that the Company believes is in the best interests of its employees. The extent to which COVID-19 impacts the Company's future operations will depend on uncertain developments, including the duration and severity of the pandemic, actions taken to contain the spread of the virus, regulatory actions taken as a result of the outbreak and any deterioration in economic conditions. This situation is continually changing, and additional impacts may arise that the Company is not aware of currently. It is not currently possible to predict the extent that COVID-19 will impact the Company's financial position or results of operation, although it is possible that it could have a material adverse effect on the Company's business.

Any other catastrophic events, such as future pandemic diseases, natural disasters and terrorist attacks, could have a material adverse effect on our future results of operations and financial condition. The Company’s business operations could be impacted, including availability of key Company personnel and disruptions to the real estate environment, financial markets or the Company's information technology systems.

RISKS RELATED TO THE COMPANY’S BUSINESS

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

Underwriting agents and approved settlement providers, which can include issuing agents and approved attorneys, perform a significant portion of the work necessary to issue the Company’s title insurance policies. These agents and providers operate with a substantial degree of independence from the Company, subject to certain contractual limitations and reinsurance agreements. As a result, the Company’s use of title agents and approved providers could result in claims on the Company’s policies and other expenses due to fraud and negligence. Fraud, defalcation, errors and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business. Agents and approved attorneys typically handle large sums of money in trust pursuant to the closing of real estate transactions. Misappropriation of funds by any of these parties could result in title claims, some of which could be large and have a material negative impact on the Company’s results of operations and financial condition.

The Company relies upon the North Carolina, Texas, Georgia and South Carolina markets for a significant portion of its premiums. Changes in the economic or regulatory environments in these states could have an adverse impact on the Company.

North Carolina, Texas, Georgia and South Carolina are the largest sources of premium revenue for the Company’s title insurance subsidiaries. In 2020, these states represented 36.8%, 18.6%, 11.4% and 9.1% of total premiums written by the Company, respectively. A decrease in the level of real estate activity in these states, whether driven by weak economic conditions, changes in regulatory environments or other factors that influence demand, could have a negative impact on the Company’s financial results.

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

As a result of acquisition activity, the Company has goodwill and other intangible assets that comprise approximately 3.5% of total assets as of December 31, 2020. Quarterly, the Company performs an impairment analysis that reviews changes in events or circumstances that could lead to the carrying value not being recoverable. Economic downturns or poor performance of the acquisitions could result in the Company recognizing an impairment of a portion or all of the goodwill and intangible assets on the Company’s books and could have a material adverse effect on the Company’s results of operations.

RISKS RELATED TO REGULATORY AND COMPLIANCE MATTERS

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

The competitive positions of title insurance companies rely partly on ratings published by independent rating services. Government-sponsored entities and lending institutions utilize these ratings, among other items, to evaluate a title insurer’s strength and stability. The Company’s title insurance subsidiaries are currently rated by A.M. Best Company and Demotech, Inc. The ratings issued by independent rating agencies are not credit ratings, but represent the opinion of the individual rating agency regarding the title insurance subsidiaries’ financial strength, operating performance, and ability to meet policyholder obligations. These insurer ratings are subject to periodic review and there can be no assurance that the Company’s insurance subsidiaries will maintain their current respective ratings. A significant downgrade in the ratings of either of the Company’s insurance subsidiaries could negatively impact the ability to compete for new business, retain existing business and maintain the necessary licenses to operate as title insurance companies in various states.

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

The Company is an insurance holding company and it has no substantial operations of its own. Its principal assets are investments in its operating subsidiaries, primarily its insurance subsidiaries. The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans. The Company’s insurance subsidiaries are subject to regulations that limit the amount of dividends, loans or advances they may make to the Company. The restriction on these amounts is based on the amount of the insurance subsidiaries’ unassigned surplus and net income, with certain adjustments. Additionally, these subsidiaries are required to maintain minimum amounts of capital, surplus and reserves. As of December 31, 2020, approximately $104.1 million of consolidated shareholders’ equity represented the net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior approval by the appropriate regulatory body. In addition, the Company’s ability to pay dividends may be constrained by business considerations, such as the impact of dividends on insurer ratings or competitive position. These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or fund growth opportunities.

RISKS RELATED TO INVESTMENTS AND DEPOSITS

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

Fixed maturity securities and equity securities are carried at estimated fair value on the Company’s Consolidated Balance Sheets. Changes in the estimated fair value of fixed maturity securities are recorded as a component of accumulated other comprehensive income. If the carrying value of the Company’s fixed maturity securities exceeds the estimated fair value, and the decline in estimated fair value is deemed to be other-than-temporary, the Company will be required to write down the value of its investments. Unrealized holding gains and losses on equity securities are reported in the Consolidated Statements of Operations as changes in the estimated fair value of equity security investments, without regard as to whether a decline in value is deemed to be temporary or other-than-temporary. Changes in the estimated fair value of securities in the Company’s investment portfolio could have a material adverse effect on the Company’s results of operations and financial condition.

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

RISKS RELATED TO CYBERSECURITY, TECHNOLOGY AND RISK MANAGEMENT

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

RISKS RELATED TO OWNING THE COMPANY’S COMMON STOCK

Certain provisions in the Company’s organizational law, North Carolina law, organizational documents, and the Company’s shareholder rights plan may deter or discourage a takeover of the Company.

The Company’s articles of incorporation and bylaws contain certain provisions that could delay, prevent or discourage transactions involving actual or potential changes of control, including transactions that may involve payment of a premium over prevailing market prices to the Company’s common shareholders. In addition, the Company has adopted a shareholder rights plan (the “Plan”). The provisions in the Company’s organizational documents and the rights set forth in the Plan are not intended to prevent a takeover of the Company, and the Company believes these protective measures are beneficial to the Company and its shareholders in the event of negotiations with a potential acquirer. These provisions are described in further detail in “Description of the Company’s Securities” incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES

The Company owns two adjacent office buildings and property located on the corner of North Columbia and West Rosemary streets in Chapel Hill, North Carolina, which serve as the Company’s corporate headquarters. The main building contains approximately 23,000 square feet and has on-site parking facilities. The Company’s subsidiaries, principally ITIC and NITIC, lease office space throughout North Carolina, South Carolina, Texas, Michigan and Nebraska. The Company believes that each of the office facilities occupied by the Company and its subsidiaries are in good condition, adequately insured and sufficient for its present operations.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in legal proceedings that are incidental to their business. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings, will not, in the aggregate, be material to the Company’s consolidated financial condition or operations. Additional information about the Company’s legal proceedings is included in Note 11 of the Notes to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data and Dividends

The common stock of the Company is traded under the symbol “ITIC” on the Nasdaq Stock Market LLC. The number of record holders of common stock at December 31, 2020 was 229. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories.

The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of the Board of Directors and will be dependent upon the Company’s future earnings, financial condition and capital requirements. The Company’s ability to pay dividends is also subject to certain regulatory restrictions on the payment of dividends by its insurance subsidiaries as described in the “Liquidity and Capital Resources” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to the Consolidated Financial Statements.
The following table provides information about purchases by the Company (and all affiliated purchasers) during the quarter ended December 31, 2020 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Additional Shares Approved for Repurchase Under the Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan *
Beginning of period					428,186
October 1 through October 31, 2020	—	$—	—	—	428,186
November 1 through November 30, 2020	25	173.44	25	—	428,161
December 1 through December 31, 2020	—	—	—	—	428,161
Total	25	$173.44	25	—	428,161

*For the quarter ended December 31, 2020, the Company purchased 25 shares of the Company’s common stock at an average price of $173.44 pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000. On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. During the year ended December 31, 2020, the Company purchased a total of 25 shares of the Company’s common stock at an average per share price of $173.44 under the Company’s repurchase plan. As of December 31, 2020, there was authority remaining under the plan to purchase up to an aggregate of 428,161 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

ITEM 6. SELECTED FINANCIAL DATA

Item not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes in this report. The following discussion may contain forward-looking statements. These forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual results may vary. See the sections in this Annual Report on Form 10-K titled “Safe Harbor and Forward-Looking Statements” and “Risk Factors” included in Part I, Item 1A that could affect forward-looking statements.

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 95.8% of the Company’s revenues in 2020. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

The Company’s exchange services division, consisting of the operations of ITEC and ITAC, provides customer services in connection with tax-deferred real property exchanges. ITEC acts as a qualified intermediary in tax-deferred exchanges of real property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange services division, ITEC and ITAC, are pursuant to provisions in the Internal Revenue Code. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange services division.

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

The U.S. and other countries continue to experience the outbreak of the COVID-19 pandemic.  This contagious disease outbreak has continued to spread across the globe, including in U.S. states where the Company conducts business, and is impacting worldwide economic activity and financial markets. In response, the U.S. government and its agencies have taken a number of significant measures to provide fiscal and monetary stimulus. Such actions include an unscheduled cut to the federal funds rate, the introduction of new programs to preserve market liquidity, extended unemployment and sick leave benefits, mortgage loan forbearance actions, low-interest loans for working capital access and payroll assistance, and other relief measures for both workers and businesses. The Company is fully operational and did not have any reductions in workforce during 2020. A large portion of the Company's workforce is performing their job functions remotely.  The Company has not taken stimulus relief funding or incurred any other forms of debt.

The primary impact of the COVID-19 pandemic on the Company’s first quarter results of operations was a reduction in value of the investment portfolio. In the last three quarters and the full-year 2020, the Company recognized income from changes in the estimated fair value of equity securities as the Company's equity holdings rebounded. Purchase volume and refinance activity were strong in the third and fourth quarters, as lower average mortgage interest rates, a tight real estate supply and pent-up demand spurred real estate activity and prices. It is unclear if real estate activity will remain as resilient in future periods. It is possible that net premiums written could decline in the future due to the pandemic and the economic disruption it is causing. Because of the inherent uncertainty regarding the duration and severity of the COVID-19 pandemic and its effects on the economy, as well as uncertainty regarding the effects of government measures already taken, and which may be taken or continued in the future, to combat the spread of the virus, and/or provide additional economic stimulus, the Company is currently unable to predict what the ultimate impact of the pandemic on its business will be.

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

The Supreme Court of the United States has ruled that the structure of the CFPB is unconstitutional, but has allowed the work of the agency to continue. The timing and nature of any reforms are currently unknown, especially with the changes in the presidential administration and Congress in January 2021; however, any changes to the CFPB could affect the Company and its results of operations.

Real Estate Environment

The Mortgage Bankers Association's (“MBA”) January 20, 2021 Mortgage Finance Forecast (“MBA Forecast”) projects 2021 purchase activity to increase 10.5% to $1,574 billion and refinance activity to decrease 46.7% to $1,145 billion, resulting in a decrease in total mortgage originations of 23.9% to $2,719 billion, all from 2020 levels. In 2020, purchase activity accounted for 39.9% of all mortgage originations and is projected in the MBA Forecast to represent 57.9% of all mortgage originations in 2021. The MBA Forecast is projecting continued decreases in total mortgage originations for 2022 and 2023. Due to the rapidly changing environment brought on by COVID-19, these projections and the impact of actual future developments on the Company could be subject to material change.

    According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 3.1% and 3.9% for the years ended December 31, 2020 and 2019, respectively. Per the MBA Forecast, mortgage interest rates are projected to increase over the subsequent 3-year period, reaching 4.4% by 2023.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

This discussion and analysis of the Company’s financial condition and results of operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s management makes various estimates and judgments when applying policies affecting the preparation of the Consolidated Financial Statements. Actual results could differ from those estimates. Significant accounting policies of the Company are discussed in Note 1 to the Consolidated Financial Statements. Following are the accounting estimates and policies considered critical to the Company.

Reserve for Claim Losses

The Company’s reserve for claims is established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). The total reserve for all losses incurred but unpaid as of December 31, 2020 is represented by the reserve for claims totaling $33.6 million in the Consolidated Balance Sheets included in Item 8 of this Annual Report on Form 10-K (the “Consolidated Balance Sheets”). Of that total, approximately $3.6 million was reserved for specific claims which have been reported to the Company, and approximately $30.0 million was reserved for IBNR claims.

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

Management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims, actuarial projections and other relevant factors in determining its loss provision rates and the aggregate recorded expected liability for claims. In establishing the reserve, actuarial projections are compared with recorded reserves to evaluate the adequacy of such recorded claims reserves and any necessary adjustments are then recorded in the current period’s Consolidated Statement of Operations. As the most recent claims experience develops and new information becomes available, the loss reserve estimate related to prior periods will change to more accurately reflect updated and improved emerging data. The Company reflects any adjustments to the reserve in the results of operations in the period in which new information (principally claims experience) becomes available.

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

The Company assumes the reported liability for known claims and IBNR, in the aggregate, will be comparable to its historical claims experience unless factors, such as loss experience and charged premium rates, change significantly. Also affecting the Company’s assumptions are large losses related to fraud and defalcation, as these can cause significant variances in loss emergence patterns. Management defines a large loss as one where incurred losses exceed $500,000. Due to the small volume of large claims, the long-tail nature of title insurance claims and the inherent uncertainty in loss emergence patterns, large claim activity can vary significantly between policy years. The estimated development of large claims by policy year is therefore, subject to significant changes as experience develops. The loss provision rate is set to provide for losses on current year policies and changes in prior year estimates.

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

If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased three loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2020 would be as follows:

(in thousands)
Increase in loss ratio of three percentage points	$4,868
Decrease in loss ratio of three percentage points	$(4,868)

Company management believes that using a sensitivity of three loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the Company’s reserve for claims is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2020. The ultimate settlement of claims will likely vary from the reserve estimates included in the accompanying Consolidated Financial Statements. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a material adverse effect on the Company’s financial position or operating results.

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

Valuation and Impairment of Investments in Securities

Investments in Fixed Maturity Securities – Fixed maturity securities are classified as available-for-sale and reported at estimated fair value with unrealized gains and losses, net of tax and adjusted for other-than-temporary declines in fair value, reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. In evaluating available-for-sale fixed maturity securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which estimated fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. If the Company intends to sell an available-for-sale security in an unrealized loss position, or determines that it is more likely than not that the Company will be required to sell the security before it recovers its amortized cost basis, the security is impaired and it is written down to estimated fair value with all losses recognized in earnings. For available-for-sale fixed maturity securities in an unrealized loss position for which the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company evaluates the securities to determine whether the decline in the estimated fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the Consolidated Balance Sheets, limited to the amount by which the amortized cost basis exceeds the estimated fair value, with a corresponding adjustment to earnings.

Both the ACL and the adjustment to the Consolidated Statements of Operations may be reversed if conditions change. Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available-for-sale fixed maturity security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable is excluded from the estimate of credit losses. Impairment reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Realized gains and losses are determined on the specific identification method. Refer to Note 3 to the Consolidated Financial Statements for further information about the Company’s investments in fixed maturity securities.

Investments in Equity Securities – Equity securities represent ownership interests held by the Company in entities for investment purposes.  Unrealized holding gains and losses are reported in the Consolidated Statements of Operations as changes in the estimated fair value of equity security investments. Realized investment gains and losses from sales are recorded on the trade date and are determined using the specific identification method. Refer to Note 3 to the Consolidated Financial Statements for further information about the Company’s investments in equity securities.

Other Investments – Other investments consist of investments in unconsolidated affiliated entities, typically structured as limited liability companies (“LLCs”), without readily determinable fair values. Other investments are accounted for under either the equity method or the measurement alternative method. The measurement alternative method is used when an investment does not qualify for the equity method or the practical expedient in Accounting Standards Codification Topic 820, which estimates fair value using the net asset value per share. Under the measurement alternative method, investments are recorded at cost, less any impairment and plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the estimated fair value of these investments and makes any necessary adjustments.

The fair values of the majority of the Company’s investments are based on quoted market prices from independent pricing services. Refer to Note 3 to the Consolidated Financial Statements for further information about the Company’s valuation techniques.

Deferred Taxes

The Company recorded net deferred tax liabilities at December 31, 2020 and 2019. The deferred tax liabilities recorded during both periods primarily relate to net unrealized gains on investments, the excess of tax over book depreciation, intangible assets, and the recorded reserve for claims, net of statutory premium reserves. Refer to Note 8 to the Consolidated Financial Statements for further information on the Company’s deferred taxes.

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

Results of Operations

The following table presents certain Consolidated Statement of Operations data for the years ended December 31, 2020 and 2019:

For the Years Ended December 31, (in thousands)	2020	2019
Revenues:
Net premiums written	$205,418	$145,842
Escrow and other title-related fees	8,321	7,474
Non-title services	8,693	9,922
Interest and dividends	4,393	4,752
Other investment income	3,723	3,191
Net realized investment gains	333	1,340
Changes in the estimated fair value of equity security investments	4,904	10,303
Other	623	678
Total Revenues	236,408	183,502

Operating Expenses:
Commissions to agents	106,807	72,780
Provision for claims	5,204	3,532
Personnel expenses	51,929	46,058
Office and technology expenses	9,951	9,254
Other expenses	12,856	12,055
Total Operating Expenses	186,747	143,679

Income before Income Taxes	49,661	39,823

Provision for Income Taxes	10,241	8,365

Net Income	$39,420	$31,458

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

(in thousands, except percentages)	2020	%	2019	%
Title Insurance	$226,480	95.8	$170,374	92.8
All Other	9,928	4.2	13,128	7.2
Total	$236,408	100.0	$183,502	100.0

Net Premiums Written

Net premiums written increased 40.8% in 2020 to $205.4 million, compared with $145.8 million in 2019. The increase in 2020, compared with 2019, was primarily driven by increased refinance activity and strong purchase volume, as lower average mortgage interest rates continued to spur real estate activity.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of premiums generated by branch and agency operations for the years ended December 31:

(in thousands, except percentages)	2020	%	2019	%
Home and Branch	$53,204	25.9	$40,638	27.9
Agency	152,214	74.1	105,204	72.1
Total	$205,418	100.0	$145,842	100.0

Home and Branch Office Net Premiums: In the Company’s home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 30.9% in 2020 to $53.2 million, compared with $40.6 million in 2019. The increase in net premiums written from home and branch operations for 2020, compared with 2019, was primarily attributable to increased refinance activity and strong purchase volume, as lower average mortgage interest rates continued to spur real estate activity.

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

Agency net premiums written increased 44.7% in 2020 to $152.2 million, compared with $105.2 million in 2019. The increase in 2020, compared with 2019, was primarily attributable to increased refinance activity and strong purchase volume, as lower average mortgage interest rates continued to spur real estate activity.

The following is a schedule of net premiums written in select states in which the Company’s two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

State (in thousands)	2020	2019
North Carolina	$75,697	$57,132
Texas	38,350	26,652
Georgia	23,502	16,422
South Carolina	18,752	13,796
All Others	49,410	32,249
Premiums Written	205,711	146,251
Reinsurance Assumed	3	2
Reinsurance Ceded	(296)	(411)
Net Premiums Written	$205,418	$145,842

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. In 2020, escrow and other title-related fee revenue increased 11.3% to $8.3 million, compared with $7.5 million in 2019, primarily due to an increase in fee income, partially offset by a decline in commission income.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues decreased 12.4% in 2020 to $8.7 million, compared with $9.9 million in 2019. The decrease in 2020, compared with 2019, primarily related to decreased exchange services income due to the impact of lower interest rates, partially offset by increased agency management and trust services income.

Investment Related Revenues

Investment related revenues include interest and dividends, other investment income, net realized investment gains and changes in the estimated fair value of equity security investments.

Interest and Dividends

The Company derives a substantial portion of its income from investments in fixed maturity securities, which are primarily municipal and corporate fixed maturity securities, and equity securities. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. Fixed maturity securities totaling approximately $7.2 million and $7.1 million at December 31, 2020 and 2019, respectively, were deposited with the insurance departments of the states in which business is conducted.

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

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals. The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future. Securities purchased may include a combination of taxable or tax-exempt fixed maturity securities and equity securities. The Company also invests in short-term investments that include money market funds, U.S. Treasury bills, commercial paper and certificates of deposit. The Company strives to maintain a high quality investment portfolio. Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

Interest and dividends were $4.4 million in 2020, compared with $4.8 million in 2019. The decrease in 2020, compared with 2019, was primarily due to lower interest rates on fixed maturity securities. Refer to Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized costs, estimated fair values of investment securities and earnings by security category.

Other Investment Income

Other investment income consists primarily of income related to investments in unconsolidated affiliates, typically structured as LLCs, accounted for under either the equity method of accounting or the measurement alternative for investments that do not have readily determinable fair values. The measurement alternative method requires investments without readily determinable fair values to be recorded at cost, less impairments, and plus or minus any changes resulting from observable price changes. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair values of these investments and makes any necessary adjustments.

Other investment income was $3.7 million in 2020, compared with $3.2 million in 2019. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and or distributions received.

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

The net realized investment gains were $333 thousand for 2020, compared with $1.3 million for 2019. The net realized investment gains in 2020 included impairment charges of $482 thousand for certain fixed maturity securities the Company determined were other-than-temporarily impaired, offset by a net realized gain on the sales of investments and other assets of $815 thousand. There were no impairments recorded in 2019. Management believes unrealized losses on remaining fixed maturity securities at December 31, 2020 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments

Changes in the estimated fair value of equity security investments were $4.9 million in 2020 and $10.3 million in 2019. Such fluctuations are the result of changes in general market conditions during the respective periods.

Other Revenues

Other revenues primarily include miscellaneous revenues, gains and losses on the disposal of fixed assets and state tax credit income. Other revenues were $623 thousand in 2020, compared with $678 thousand for 2019. The decrease in 2020, compared with 2019, primarily related to a decline in state tax credit income, partially offset by an increase in miscellaneous revenues.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 30.0% in 2020, compared with 2019, primarily due to increases in commissions to agents, personnel expenses and the provision for claims.

Following is a summary of the Company’s operating expenses for 2020 and 2019. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

(in thousands, except percentages)	2020	%	2019	%
Title Insurance	$177,784	95.2	$134,667	93.7
All Other	8,963	4.8	9,012	6.3
Total	$186,747	100.0	$143,679	100.0

The Company’s after-tax profit margin varies according to a number of factors, including the volume and type of real estate activity. On a combined basis, the after-tax profit margins were 16.7% and 17.1% in 2020 and 2019, respectively. The decrease in after-tax margin in 2020, compared with 2019, was primarily related to increases in expenses from commissions to agents, personnel expenses and the provision for claims, partially offset by an increase in revenue from net premiums written. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses:  Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $51.9 million and $46.1 million for 2020 and 2019, respectively. Personnel expenses increased by approximately 12.7% in 2020, compared with 2019, primarily due to additions to staffing in support of strategic growth initiatives, additional staffing required to support volume increases, and increased levels of incentive compensation. On a consolidated basis, personnel expenses as a percentage of total revenues were 22.0% and 25.1% in 2020 and 2019, respectively.

Office and Technology Expenses: Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $10.0 million and $9.3 million for 2020 and 2019, respectively. The increase in office and technology expenses in 2020, compared with 2019, was primarily related to ongoing investments in software and technology related initiatives.

Other Expenses: Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $12.9 million and $12.1 million for 2020 and 2019, respectively. The increase in 2020, compared with 2019, was primarily related to increases in premium-related taxes and licensing, title and service fees and professional services, partially offset by a decline in business development expenses.

Title Insurance

Commissions to Agents: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. In 2020, commissions to agents increased 46.8% to $106.8 million, compared with $72.8 million in 2019. Commission expense as a percentage of net premiums written by agents was 70.2% and 69.2% in 2020 and 2019, respectively. The increases in commission expense, and commission expense as a percentage of net premiums written, when comparing 2020 with 2019, were primarily related to increased premiums written by agents and changes in geographic mix. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims: The provision for claims as a percentage of net premiums written was 2.5% and 2.4% in 2020 and 2019, respectively. The increase in the provision for claims in 2020, compared with 2019, was primarily due to additional underwriting risks caused by the increase in premiums written and a reduction in favorable loss development.

The increase in the loss provision rate in 2020, from the 2019 level, resulted in approximately $229 thousand more in reserves than would have been recorded at the lower 2019 level. Loss provision rates are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $3.0 million and $3.9 million in 2020 and 2019, respectively.

Reserve for Claims: At December 31, 2020, the total reserve for claims was $33.6 million. Of that total, approximately $3.6 million was reserved for specific claims, and approximately $30.0 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $10.2 million and $8.4 million for 2020 and 2019, respectively. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 20.6% and 21.0% for 2020 and 2019, respectively. The effective income tax rate for 2020 differs from the U.S. federal statutory income tax rate of 21% primarily due to changes in tax-exempt income, as tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through December 31, 2020 will be realized. However, this judgment could be impacted by further market fluctuations. Information regarding the components of income tax expense and the items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the Consolidated Financial Statements.

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

Cash Flows: Net cash flows provided by operating activities were $34.1 million and $20.9 million for 2020 and 2019, respectively. Cash flows from operating activities increased in 2020, from 2019, primarily due to net income increasing before and after adjustments for non-cash items, such as changes in the estimated fair value of equity security investments, and the timing of tax and payable disbursements. This was partially offset by changes in other assets and the timing of the collection of receivables.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. In 2020, the Company had more dividends paid and a net shift to investment purchases outpacing investment proceeds, compared with net investment proceeds outpacing investment purchases in 2019. In the fourth quarters of 2020 and 2019, the Company paid special cash dividends in the amounts of $15.00 and $8.00 per share, respectively, in addition to regular cash dividends. Total dividends paid per share were $16.76 and $9.60 in 2020 and 2019, respectively.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments, and other readily marketable securities. As of December 31, 2020, the Company held cash and cash equivalents of $13.7 million, short-term investments of $15.2 million, available-for-sale fixed maturity securities of $117.7 million and equity securities of $64.9 million. The net effect of all activities on total cash and cash equivalents was a decrease of $12.2 million for 2020.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of December 31, 2020, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

As of December 31, 2020, approximately $104.1 million of the consolidated shareholders’ equity represented net assets of the Company’s subsidiaries that are restricted by regulation from being transferred in the form of dividends, loans or advances to the parent company without prior approval from the respective state insurance department. The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s current operating needs.

During 2021, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $37.2 million.

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

Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased. Pursuant to the Company’s ongoing purchase program, the Company purchased 25 shares in 2020 and 109 shares in 2019, at average per share prices of $173.44 and $165.08, respectively. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures: Capital expenditures were approximately $3.2 million and $1.5 million during 2020 and 2019, respectively. The Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations: As of December 31, 2020, the Company had a claims reserve totaling $33.6 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at December 31, 2020 and 2019 were approximately $12.5 million and $12.2 million, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 10 to the Consolidated Financial Statements.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases. A portion of the Company's current leases include an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2020 is $2.8 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information leases can be found in Note 9 to the Consolidated Financial Statements.

In the normal course of business, the Company enters into other contractual commitments for goods and services needed for operations. Such commitments are not expected to have a material adverse effect on the Company’s liquidity.

Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $16.5 million and $21.5 million as of December 31, 2020 and 2019, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred property exchanges, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $237.9 million and $214.6 million as of December 31, 2020 and 2019, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

External assets under management of Investors Trust Company totaled approximately $640.1 million and $568.6 million as of December 31, 2020 and 2019, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets.

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

Recently Adopted Accounting Standards

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update removed the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under the ASU, an entity is required to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and must recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized must not exceed the total amount of goodwill allocated to that reporting unit. In addition, the ASU clarified that an entity is required to consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The update was effective for the Company for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this update on January 1, 2020 with no impact on the Company's financial position and results of operations.

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

Item not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement schedules meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

Selected Quarterly Financial Data

Selected quarterly financial data not required for smaller reporting companies.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Investors Title Company
Chapel Hill, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Investors Title Company and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows, for each of the years then ended, and the related notes and schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2021, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserve for Claims

As described in notes 1 and 6 to the Company’s consolidated financial statements, the Company’s reserve for unpaid losses and loss adjustment expenses is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). As of December 31, 2020, the Company had approximately $33.6 million in reserve for claims. Management records a provision for future claim payments at the time the related premium revenue is recognized by applying a loss provision rate against net premiums written. Management determines its loss provision rate through the consideration of factors such as the Company’s historical claim experience, case reserve estimates on reported claims, large claims, actuarial projections and other relevant factors. The Company utilizes accepted actuarial methodologies when performing the actuarial projections.

We identified the reserve for claims as a critical audit matter. The principal considerations for our determination of the reserve for claims as a critical audit matter included management’s significant actuarial estimates and assumptions used to estimate the reserve for claims, including the selection of actuarial methods, loss development factors and expected loss ratios. This required a high degree of judgment, subjectivity and effort in auditing the reasonableness of the actuarial methodologies and assumptions used in determining the reserve for claims, including the use of an auditor-engaged specialist.

Our audit procedures related to the reserve for claims included the following, among others:

•We obtained an understanding, evaluated the design and implementation, and tested the operating effectiveness of the Company’s controls over the reserve for claims development process. This included the controls over the determination of the actuarial methods and assumptions utilized to support the reserve for claims calculations, and controls over the completeness and accuracy of historical loss data utilized in the reserve for claims calculations.
•We engaged a third-party actuary with specialized skill and knowledge to assist in evaluating the reasonableness of the reserving methodologies utilized by the Company’s specialist and evaluating the reasonableness of the assumptions related to loss development factors and expected loss ratios.

•We tested the inputs utilized by the Company’s specialist in developing the reserve for claims. This included testing the accuracy and completeness of the data provided to the Company’s specialist.
•We evaluated the reasonableness of the significant assumptions utilized by the Company in developing the reserve for claims.

/S/ DIXON HUGHES GOODMAN LLP

We have served as the Company's auditor since 2004.

High Point, North Carolina
March 15, 2021

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Investors Title Company
Chapel Hill, North Carolina

Opinion on Internal Control Over Financial Reporting

We have audited Investors Title Company and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company for each of the two years in the period ended December 31, 2020, and our report dated March 15, 2021, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ DIXON HUGHES GOODMAN LLP

High Point, North Carolina
March 15, 2021

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
(in thousands)

As of December 31,	2020	2019
Assets
Cash and cash equivalents	$13,723	$25,949
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: December 31, 2020: $112,037; December 31, 2019: $100,667)	117,713	104,638
Equity securities, at fair value (cost: December 31, 2020: $32,478; December 31, 2019: $33,570)	64,919	61,108
Short-term investments	15,170	13,134
Other investments	15,493	13,982
Total investments	213,295	192,862

Premium and fees receivable	19,427	12,523
Accrued interest and dividends	1,038	1,033
Prepaid expenses and other receivables	9,418	5,519
Property, net	11,160	9,776
Goodwill and other intangible assets, net	9,771	10,275
Operating lease right-of-use assets	3,533	4,469
Other assets	1,560	1,487
Total Assets	$282,925	$263,893

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for claims	$33,584	$31,333
Accounts payable and accrued liabilities	36,020	28,318
Operating lease liabilities	3,669	4,502
Current income taxes payable	638	1,340
Deferred income taxes, net	8,592	7,038
Total liabilities	82,503	72,531

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,892 and 1,889 shares issued and outstanding as of December 31, 2020 and 2019, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	196,096	188,262
Accumulated other comprehensive income	4,326	3,100
Total shareholders’ equity	200,422	191,362
Total Liabilities and Shareholders’ Equity	$282,925	$263,893

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

For the Years Ended December 31,	2020	2019
Revenues:
Net premiums written	$205,418	$145,842
Escrow and other title-related fees	8,321	7,474
Non-title services	8,693	9,922
Interest and dividends	4,393	4,752
Other investment income	3,723	3,191
Net realized investment gains	333	1,340
Changes in the estimated fair value of equity security investments	4,904	10,303
Other	623	678
Total Revenues	236,408	183,502

Operating Expenses:
Commissions to agents	106,807	72,780
Provision for claims	5,204	3,532
Personnel expenses	51,929	46,058
Office and technology expenses	9,951	9,254
Other expenses	12,856	12,055
Total Operating Expenses	186,747	143,679

Income before Income Taxes	49,661	39,823

Provision for Income Taxes	10,241	8,365

Net Income	$39,420	$31,458

Basic Earnings per Common Share	$20.84	$16.66

Weighted Average Shares Outstanding – Basic	1,892	1,888

Diluted Earnings per Common Share	$20.80	$16.59

Weighted Average Shares Outstanding – Diluted	1,896	1,896

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

For the Years Ended December 31,	2020	2019
Net income	$39,420	$31,458
Other comprehensive income, before tax:
Accumulated postretirement benefit obligation adjustment	(143)	—
Unrealized gains on investments arising during the period	1,253	2,727
Reclassification adjustment for sale of securities included in net income	(30)	—
Reclassification adjustment for write-down of securities included in net income	482	—
Other comprehensive income, before tax	1,562	2,727
Income tax benefit related to postretirement health benefits	(31)	—
Income tax expense related to unrealized gains on investments arising during the year	262	576
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(6)	—
Income tax expense related to reclassification adjustment for write-down of securities included in net income	111	—
Net income tax expense on other comprehensive income	336	576
Other comprehensive income	1,226	2,151
Comprehensive Income	$40,646	$33,609

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2019	1,887	$—	$174,690	$949	$175,639
Net income			31,458		31,458
Dividends paid ($9.60 per share)			(18,131)		(18,131)
Repurchases of common stock	—		(19)		(19)
Exercise of stock appreciation rights	2		—		—
Share-based compensation expense related to stock appreciation rights			264		264
Net unrealized gain on investments				2,151	2,151
Balance, December 31, 2019	1,889	$—	$188,262	$3,100	$191,362
Net income			39,420		39,420
Dividends paid ($16.76 per share)			(31,716)		(31,716)
Repurchases of common stock	—		(6)		(6)
Exercise of stock appreciation rights	3		1		1
Share-based compensation expense related to stock appreciation rights			229		229
Accumulated postretirement benefit obligation adjustment				(112)	(112)
Net unrealized gain on investments				1,338	1,338
Other			(94)		(94)
Balance, December 31, 2020	1,892	$—	$196,096	$4,326	$200,422

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

For the Years Ended December 31,	2020	2019
Operating Activities
Net income	$39,420	$31,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,759	1,759
Amortization of investments, net	872	712
Amortization of other intangible assets, net	504	505
Share-based compensation expense related to stock appreciation rights	229	264
Net gain on disposals of property	(26)	(46)
Net realized gain on securities	(311)	(1,343)
Net realized (gain) loss on other investments	(22)	3
Changes in the estimated fair value of equity security investments	(4,904)	(10,303)
Net earnings from other investments	(2,880)	(2,209)
Provision for claims	5,204	3,532
Provision for deferred income taxes	1,218	2,278
Changes in assets and liabilities:
Increase in receivables	(6,904)	(395)
(Increase) decrease in other assets	(3,977)	1,654
Decrease (increase) in operating lease right-of-use assets	842	(4,469)
(Decrease) increase in operating lease liabilities	(833)	4,502
Increase in accounts payable and accrued liabilities	7,559	583
Decrease in current income taxes payable	(702)	(3,641)
Payments of claims, net of recoveries	(2,953)	(3,928)
Net cash provided by operating activities	34,095	20,916

Investing Activities
Purchases of fixed maturity securities	(22,209)	(26,431)
Purchases of equity securities	(11,379)	(6,374)
Purchases of short-term investments	(16,427)	(98,476)
Purchases of other investments	(1,714)	(2,536)
Proceeds from sales and maturities of fixed maturity securities	9,509	12,530
Proceeds from the sale of equity securities	13,234	5,402
Proceeds from sales and maturities of short-term investments	14,398	118,364
Proceeds from sales and distributions of other investments	3,083	3,192
Proceeds from sales of other assets	22	3
Purchases of property, equipment and software	(3,202)	(1,486)
Proceeds from disposals of property	85	301
Net cash (used in) provided by investing activities	(14,600)	4,489

Consolidated Statements of Cash Flows, continued
For the Years Ended December 31,	2020	2019
Financing Activities
Repurchases of common stock	(6)	(19)
Exercise of stock appreciation rights	1	—
Dividends paid	(31,716)	(18,131)
Net cash used in financing activities	(31,721)	(18,150)

Net (Decrease) Increase in Cash and Cash Equivalents	(12,226)	7,255
Cash and Cash Equivalents, Beginning of Period	25,949	18,694
Cash and Cash Equivalents, End of Period	$13,723	$25,949

Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$10,226	$9,734
Non Cash Investing and Financing Activities
Non cash net unrealized gain on investments, net of deferred tax provision of $(367) and $(576) for December 31, 2020 and 2019, respectively	$(1,338)	$(2,151)
Adjustments to postretirement benefits obligation, net of deferred tax benefit of $31 and $0 for December 31, 2020 and 2019, respectively	$112	$—
Adjustments to operating lease right-of-use assets for December 31, 2020 and 2019, respectively	$94	$—

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business: Investors Title Company’s (the “Company”) primary business, and only reportable segment, is title insurance. The title insurance segment, through its two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies primarily through approved attorneys from underwriting offices and through independent issuing agents in 21 states and the District of Columbia, primarily in the eastern half of the United States. The majority of the Company’s business is concentrated in North Carolina, Texas, Georgia and South Carolina.

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

Cash and Cash Equivalents

For the purpose of presentation in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, cash equivalents are highly liquid instruments with remaining original maturities of three months or less. The carrying amount of cash and cash equivalents is a reasonable estimate of fair value due to the short-term maturity at purchase of these instruments.

Investments in Securities

Investments in Fixed Maturity Securities: Fixed maturity securities are classified as available-for-sale and reported at estimated fair value with unrealized gains and losses, net of tax and adjusted for other-than-temporary declines in fair value, reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is other-than-temporary. In evaluating available-for-sale fixed maturity securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which estimated fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. If the Company intends to sell an available-for-sale security in an unrealized loss position, or determines that it is more likely than not that the Company will be required to sell the security before it recovers its amortized cost basis, the security is impaired and it is written down to estimated fair value with all losses recognized in earnings. For available-for-sale fixed maturity securities in an unrealized loss position for which the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company evaluates the securities to determine whether the decline in the estimated fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the Consolidated Balance Sheets, limited to the amount by which the amortized cost basis exceeds the estimated fair value, with a corresponding adjustment to earnings.

Both the ACL and the adjustment to the Consolidated Statements of Operations may be reversed if conditions change. Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available-for-sale fixed maturity security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable is excluded from the estimate of credit losses. Impairment reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Realized gains and losses are determined on the specific identification method. Refer to Note 3 for further information about the Company’s investments in fixed maturity securities.

Investments in Equity Securities: Equity securities represent ownership interests held by the Company in entities for investment purposes.  Changes in the estimated fair value of equity security investments are reported in the Consolidated Statements of Operations.  Realized investment gains and losses from sales are recorded on the trade date and are determined using the specific identification method. Refer to Note 3 for further information about the Company’s investments in equity securities.

Other Investments

Other investments consist of investments in unconsolidated affiliated entities, typically structured as limited liability companies ("LLCs"), without readily determinable fair values. Other investments are accounted for under either the equity method or the measurement alternative method. The measurement alternative method is used when an investment does not qualify for the equity method or the practical expedient in Accounting Standards Codification (“ASC”) Topic 820, which estimates fair value using the net asset value per share. Under the measurement alternative method, investments are recorded at cost, less any impairment and plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The aggregate cost of the Company’s cost method investments totaled $8.7 million and $7.9 million at December 31, 2020 and 2019, respectively. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

Short-term Investments

Short-term investments are comprised of money market accounts which are invested in short-term funds, U.S. Treasury bills, commercial paper, certificates of deposit, and other investments expected to have maturities or redemptions greater than three months and less than twelve months. The Company monitors any events or changes in circumstances that may have a significant adverse effect on the fair value of these investments.

Property Acquired in Settlement of Claims

Property acquired in settlement of claims is held for sale and valued at the lower of cost or estimated realizable value. Adjustments to reported estimated realizable values and realized gains or losses on dispositions are recorded as increases or decreases in claim costs. Properties acquired in settlement of claims are included in other assets in the Consolidated Balance Sheets.

Property and Equipment

Property and equipment are recorded at cost and are depreciated principally under the straight-line method over the estimated useful lives (3 to 25 years) of the respective assets. Maintenance and repairs are charged to operating expenses and improvements are capitalized.

Reserve for Claims

The total reserve for all reported and unreported losses the Company incurred through December 31, 2020 is represented by the reserve for claims. The Company’s reserve for unpaid losses and loss adjustment expenses is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). Despite the variability of such estimates, management believes that the reserve is adequate to cover claims losses resulting from pending and future claims for policies issued through December 31, 2020. The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

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

Allowance for Doubtful Accounts

Company management continually evaluates the collectability of receivables and provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of premiums and fees receivable. Changes to the allowance for doubtful accounts are reflected within net premiums written in the Consolidated Statements of Operations. Amounts are charged off in the period they are deemed to be uncollectible.

Quarterly, the Company evaluates the collectability of receivables. Write-offs of receivables have not been material to the Company.

Exchange Services Revenue

Fees are recognized at the signing of a binding agreement and investment earnings are recognized as they are earned. Exchange services revenue is included in non-title services in the Consolidated Statements of Operations.

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

Comprehensive Income

The Company’s accumulated other comprehensive income is comprised of unrealized holding gains or losses on available-for-sale securities, net of tax, and unrealized gains or losses associated with postretirement benefit liabilities, net of tax. Accumulated other comprehensive income as of December 31, 2020 consists of $4.5 million of unrealized holding gains on available-for-sale securities and $144 thousand of unrecognized actuarial losses associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2019 consists of $3.1 million of unrealized holding gains on available-for-sale securities and $32 thousand of unrecognized actuarial losses associated with postretirement benefit liabilities.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value based principles required by the Financial Accounting Standards Board (“FASB”). Share-based compensation cost is generally measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period.

As the share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. The fair value of the Company’s goodwill at acquisition is principally based on values obtained from a third-party valuation service.

Goodwill was reviewed for impairment as of December 31, 2020, and is reviewed at least annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. When evaluating whether goodwill is impaired, the Company determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that goodwill balances are impaired as of the testing date. If the qualitative analysis does not indicate that an impairment of goodwill is more likely than not, then no other specific quantitative impairment testing is required. If it is determined that it is more likely than not that an impairment exists, the Company performs a quantitative assessment whereby a discounted cash flow analysis is utilized to determine an estimated fair value. The estimated fair value is compared to the carrying value of goodwill as of the measurement date. The discounted cash flows used in estimating fair value are dependent on a number of significant assumptions, and therefore estimated fair value measurements are subject to change given the inherent uncertainty in predicting future results and cash flows.

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

Leases

At inception, the Company determines if an arrangement is a lease. The Company enters into lease agreements that are primarily used for office space, and all current leases are accounted for as operating leases. Amounts related to operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities on the Consolidated Balance Sheets. Operating lease ROU assets represent the Company’s right to use an underlying asset for the stated lease term. Operating lease liabilities represent the Company’s obligation to make lease payments arising from an operating lease. Operating lease ROU assets and liabilities are recognized at the date of the lease commencement, and are based on the present value of lease payments over the lease term. In addition, the Company elected certain practical expedients and therefore (a) chose not to reassess whether any expired or existing contracts are, or contain, leases, (b) chose not to reassess the lease classification for any expired or existing leases, and (c) chose not to reassess initial direct costs for any expired or existing leases. The Company's current leases do not provide an implicit interest rate, thus the Company utilized the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields in determining the present value of lease payments. A portion of the Company's current leases includes an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The operating lease liability recorded in the Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. A lease expense is recognized on a straight-line basis over the lease term. Adjustments for straight-line rental expense for the periods presented are not material and as such, the lease expense recognized was reflected in cash used in operating activities for the respective periods. Refer to Note 9 for further information about the Company's leases.

Subsequent Events

The Company has evaluated and concluded that there were no material subsequent events requiring adjustment or disclosure to its Consolidated Financial Statements.

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 updated guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The update broadened the information that an entity must consider in developing its expected credit loss estimates, and was meant to better reflect an entity’s current estimate of all expected credit losses. In addition, this update amended the accounting for credit losses on available-for-sale fixed maturity securities and purchased financial assets with credit deterioration. The update was effective for the Company for annual periods beginning after December 15, 2019, and interim periods within those fiscal years.  The Company adopted this update on January 1, 2020 with no material impact on the Company's financial position and results of operations. Refer to Note 3 for further information about the Company's investments.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update removed the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under the ASU, an entity is required to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and must recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized must not exceed the total amount of goodwill allocated to that reporting unit. In addition, the ASU clarified that an entity is required to consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The update was effective for the Company for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this update on January 1, 2020 with no impact on the Company's financial position and results of operations.

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

Management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims, actuarial projections and other relevant factors in determining its loss provision rates and the aggregate recorded expected liability for claims. In establishing the reserve, actuarial projections are compared with recorded reserves to evaluate the adequacy of such recorded claims reserves and any necessary adjustments are then recorded in the current period’s statements of operations. As the most recent claims experience develops and new information becomes available, the loss reserve estimate related to prior periods will change to more accurately reflect updated and improved emerging data. The Company reflects any adjustments to the reserve in the results of operations in the period in which new information (principally claims experience) becomes available.

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

2. Statutory Accounting and Restrictions on Consolidated Shareholders’ Equity and Investments

The Consolidated Financial Statements have been prepared in conformity with GAAP, which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities.

Combined capital and surplus on a statutory basis was $196.1 million and $194.0 million as of December 31, 2020 and 2019, respectively. Net income on a statutory basis was $33.3 million and $21.3 million and for the years ended December 31, 2020 and 2019, respectively.

The Company has designated approximately $42.0 million and $37.3 million of retained earnings as of December 31, 2020 and 2019, respectively, as appropriated to reflect the required statutory premium and supplemental reserves. Refer to Note 8 for the tax treatment of the statutory premium reserve.

As of December 31, 2020 and 2019, approximately $104.1 million and $103.5 million, respectively, of consolidated shareholders’ equity represents net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. During 2021, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $37.2 million.

Fixed maturity securities totaling approximately $7.2 million and $7.1 million at December 31, 2020 and 2019, respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of December 31, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$24,026	$57	$—	$24,083
General obligations of U.S. states, territories and political subdivisions	17,391	1,262	—	18,653
Special revenue issuer obligations of U.S. states, territories and political subdivisions	44,939	3,270	3	48,206
Corporate debt securities	25,681	1,114	24	26,771
Total	$112,037	$5,703	$27	$117,713

As of December 31, 2019 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Governmental obligations	$25,161	$6	$4	$25,163
General obligations of U.S. states, territories and political subdivisions	18,887	843	—	19,730
Special revenue issuer obligations of U.S. states, territories and political subdivisions	51,188	2,530	20	53,698
Corporate debt securities	5,431	621	5	6,047
Total	$100,667	$4,000	$29	$104,638

The special revenue category for both periods presented includes approximately 50 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at December 31, 2020 were as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$38,775	$38,861
Due after one year through five years	56,388	59,930
Due five years through ten years	16,058	17,521
Due after ten years	816	1,401
Total	$112,037	$117,713

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2020 and 2019, respectively.

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2020 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—	$1,103	$(3)	$1,103	$(3)
Corporate debt securities	20,630	(24)	—	—	20,630	(24)
Total temporarily impaired securities	$20,630	$(24)	$1,103	$(3)	$21,733	$(27)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2019 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$12,045	$(4)	$—	$—	$12,045	$(4)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,101	(17)	1,118	(3)	2,219	(20)
Corporate debt securities	413	(5)	—	—	413	(5)
Total temporarily impaired securities	$13,559	$(26)	$1,118	$(3)	$14,677	$(29)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which the estimated fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 12 and six fixed maturity securities had unrealized losses at December 31, 2020 and 2019, respectively. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded $482 thousand and $0 of other-than-temporary impairment charges related to fixed maturity securities for the twelve-month periods ended December 31, 2020 and 2019, respectively. Expenses related to other-than-temporary impairments are recorded in net realized investment gains in the Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of December 31, 2020 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$32,478	$64,919
Total	$32,478	$64,919

As of December 31, 2019 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$33,570	$61,108
Total	$33,570	$61,108

Unrealized holding gains and losses are reported in the Consolidated Statements of Operations as changes in the estimated fair value of equity security investments.

Interest and Dividends

Earnings on investments for the years ended December 31 were as follows:

(in thousands)	2020	2019
Fixed maturity securities	$2,688	$2,540
Equity securities	1,569	1,586
Invested cash and other short-term investments	133	624
Miscellaneous interest	3	2
Investment income	$4,393	$4,752

Net Realized Investment Gains

Gross realized gains and losses on sales of investments for the years ended December 31 are summarized as follows:

(in thousands)	2020	2019
Gross realized gains from securities:
Corporate debt securities	$30	$—
Common stocks	3,428	1,725
Total	$3,458	$1,725
Gross realized losses from securities:
Common stocks	$(2,665)	$(382)
Other-than-temporary impairment of securities	(482)	—
Total	$(3,147)	$(382)
Net realized gains from securities	$311	$1,343
Net realized other investment gains (losses):
Gains on other investments	$31	$3
Losses on other investments	(9)	(6)
Total	$22	$(3)
Net realized investment gains	$333	$1,340

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities (“VIEs”) that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or LLCs, as of December 31, 2020:

Type of Investment (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss *
Tax credit LPs	Other investments	$267	$267	$1,768
Real estate LLCs or LPs	Other investments	5,152	6,535	7,000
Small business investment LLCs or LPs	Other investments	7,535	7,204	13,295
Total		$12,954	$14,006	$22,063

*	Maximum potential loss is calculated as the total investment in the LLC or LP including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of December 31, 2020 and 2019, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of December 31, 2020 and 2019:

As of December 31, 2020 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$24,083	$66,859	$—	$90,942
Corporate debt securities	—	26,771	—	26,771
Total	$24,083	$93,630	$—	$117,713

As of December 31, 2019 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$24,160	$74,431	$—	$98,591
Corporate debt securities	—	6,047	—	6,047
Total	$24,160	$80,478	$—	$104,638

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of December 31, 2020 and 2019:

As of December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$13,723	$—	$—	$13,723
Accrued interest and dividends	1,038	—	—	1,038
Equity securities, at fair value:
Common stocks	64,919	—	—	64,919
Short-term investments:
Money market funds, Treasury bills, commercial paper and certificates of deposit	15,170	—	—	15,170
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,752	6,752
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,741	8,741
Total	$94,850	$—	$15,493	$110,343

As of December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$25,949	$—	$—	$25,949
Accrued interest and dividends	1,033	—	—	1,033
Equity securities, at fair value:
Common stocks	61,108	—	—	61,108
Short-term investments:
Money market funds and certificates of deposit	13,134	—	—	13,134
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,083	6,083
Equity investments in unconsolidated affiliates, measurement alternative	—	—	7,899	7,899
Total	$101,224	$—	$13,982	$115,206

The Company did not hold any Level 3 category debt or marketable equity investment securities as of December 31, 2020 or 2019.

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

Certain equity investments under the measurement alternative are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the Consolidated Statements of Operations. There were no impairments of such investments made during the twelve-month periods ended December 31, 2020 or 2019. The following table presents a rollforward of equity investments under the measurement alternative as of December 31, 2020 and 2019:

(in thousands)	Balance, January 1, 2020	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2020
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$7,899	$—	$—	$1,227	$(385)	$8,741
Total	$7,899	$—	$—	$1,227	$(385)	$8,741

(in thousands)	Balance, January 1, 2019	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2019
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$6,589	$—	$—	$2,241	$(931)	$7,899
Total	$6,589	$—	$—	$2,241	$(931)	$7,899

4. Property and Equipment

Property and equipment and estimated useful lives at December 31 are summarized as follows:

(in thousands)	2020	2019
Land	$1,413	$1,413
Office buildings and improvements (25 years)	4,621	4,511
Furniture, fixtures and equipment (3 to 10 years)	17,902	14,982
Automobiles (3 years)	1,058	1,048
Total	24,994	21,954
Less accumulated depreciation	(13,834)	(12,178)
Property and equipment, net	$11,160	$9,776

Included within furniture, fixtures and equipment is software developed by the Company for internal use. Capitalized costs include both direct and indirect costs, such as payroll costs of employees associated with developing software, incurred during the software development stage.

5. Reinsurance

The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Premiums assumed and ceded were approximately $3 thousand and $296 thousand, respectively, for 2020, and $2 thousand and $411 thousand, respectively, for 2019. Ceded reinsurance is comprised of excess of loss treaties, which outline the conditions in which the reinsurance company will pay claims and protect against losses over certain agreed upon amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event the assuming insurance companies are unable to meet their obligations under these contracts. The Company did not pay or recover any reinsured losses during 2020 and 2019.

6. Reserve for Claims

Changes in the reserve for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

(in thousands)	2020	2019
Balance, beginning of period	$31,333	$31,729
Provision related to:
Current year	8,877	8,610
Prior years	(3,673)	(5,078)
Total provision charged to operations	5,204	3,532
Claims paid, net of recoveries, related to:
Current year	(249)	(2,057)
Prior years	(2,704)	(1,871)
Total claims paid, net of recoveries	(2,953)	(3,928)
Balance, end of year	$33,584	$31,333

The Company continually refines its reserve estimates as current loss experience develops and credible data emerges. Movements in the reserve related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data. The increase in the provision for claims in 2020, compared to 2019, primarily related to higher premium levels in the current year period. Due to variances between actual and expected loss payments, loss development is subject to significant variability.
The Company does not recognize claim recoveries until an actual payment has been received by the Company. The Company realized claim recoveries of approximately $308 thousand and $815 thousand during 2020 and 2019, respectively.

The provision for claims as a percentage of net premiums written was 2.5% and 2.4% in 2020 and 2019, respectively.

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

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	2020	%	2019	%
Known title claims	$3,585	10.7	$3,799	12.1
IBNR	29,999	89.3	27,534	87.9
Total reserve for claims	$33,584	100.0	$31,333	100.0

In management’s opinion, the reserve for claims is adequate to cover claims losses which might result from pending and future claims.

7. Earnings Per Common Share and Share Awards

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, when share-based awards are assumed to be exercised, (a) the exercise price of a share-based award and (b) the amount of compensation cost, if any, for future services that the Company has not yet recognized, are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

(in thousands, except per share amounts)	2020	2019
Net income	$39,420	$31,458
Weighted average common shares outstanding – Basic	1,892	1,888
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	4	8
Weighted average common shares outstanding – Diluted	1,896	1,896
Basic earnings per common share	$20.84	$16.66
Diluted earnings per common share	$20.80	$16.59

There were 18 thousand and 14 thousand potential shares excluded from the computation of diluted earnings per share in 2020 and 2019, respectively, due to the out-of-the-money status of the related share-based awards rendering them anti-dilutive.

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

As of December 31, 2020, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	28	$110.27	3.64	$2,019
SARs granted	4	162.81
SARs exercised	(2)	50.50
Outstanding as of December 31, 2019	30	$124.13	3.53	$1,352
SARs granted	14	137.40
SARs exercised	(8)	75.75
Outstanding as of December 31, 2020	36	$139.16	4.38	$903

Exercisable as of December 31, 2020	27	$139.31	3.69	$772

Unvested as of December 31, 2020	9	$138.70	6.44	$131

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31. The intrinsic values of SARs exercised during 2020 and 2019 were approximately $583 thousand and $364 thousand, respectively.

There were no options outstanding at December 31, 2020. The following table summarizes information about SARs outstanding at December 31, 2020:

(in thousands, except exercise prices and average remaining contractual term)			SARs Outstanding at Year-End			SARs Exercisable at Year-End
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$60.00	—	$99.99	9	1.38	$78.52	9	$78.52
100.00	—	149.99	12	6.43	134.41	3	122.80
150.00	—	199.99	15	4.48	179.50	15	179.50
$60.00	—	$199.99	36	4.38	$139.16	27	$139.31

In 2020, 6 thousand SARs vested with a fair value of approximately $229 thousand.

During both 2020 and 2019, the Company issued share-settled SARs to directors of the Company. During 2020, the Company also issued share-settled SARs to certain non-executive employees of the Company. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments. The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair values for the SARs issued during 2020 and 2019 were $36.30 and $51.88, respectively, and were estimated using the weighted average assumptions shown in the table below.

	2020			2019
Expected life in years	6.2	-	7.0	7.0	-	7.0
Volatility	29.4%			30.2%
Interest rate	0.7%			2.3%
Yield rate	1.2%			1.0%

There was approximately $229 thousand and $264 thousand of compensation expense relating to SARs vesting on or before December 31, 2020 and 2019, respectively, included in personnel expenses in the Consolidated Statements of Operations. As of December 31, 2020, there was approximately $338 thousand of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately two years.

8. Income Taxes

The components of income tax expense for the years ended December 31 are summarized as follows:

(in thousands)	2020	2019
Current:
Federal	$8,886	$5,945
State	137	142
Total current	9,023	6,087
Deferred:
Federal	1,236	2,280
State	(18)	(2)
Total deferred	1,218	2,278
Total	$10,241	$8,365

For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in other expenses in the Consolidated Statements of Operations.

At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

(in thousands)	2020	2019
Deferred income tax assets:
Accrued benefits and retirement services	$3,189	$3,049
Other-than-temporary impairment of assets	167	178
Net operating loss carryforward	118	77
Allowance for doubtful accounts	65	91
Postretirement benefit obligation	39	9
Reinsurance and commission payable	9	36
Other	1,129	1,329
Total	4,716	4,769
Deferred income tax liabilities:
Net unrealized gain on investments	8,090	6,691
Recorded reserve for claims, net of statutory premium reserves	1,199	1,096
Excess of tax over book depreciation	1,149	947
Intangible assets	1,086	1,168
Other	1,784	1,905
Total	13,308	11,807
Net deferred income tax liabilities	$(8,592)	$(7,038)

At December 31, 2020 and 2019, there were no valuation allowances recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these deferred income tax assets will be realized.

As computed for the years ended December 31 at the U.S. federal statutory income tax rate of 21.0% for 2020 and 2019, to income tax expense follows:

(in thousands)	2020	2019
Anticipated income tax expense	$10,429	$8,362
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	108	112
Tax-exempt interest income, net of amortization	(1,199)	(900)
Other, net	903	791
Provision for income taxes	$10,241	$8,365

In accounting for uncertainty in income taxes, the Company is required to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. There were no unrecognized tax benefits or liabilities as of December 31, 2020.

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

The Company’s policy is to report interest and penalties related to income taxes in the Other Expenses line item in the Consolidated Statements of Operations.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2017.

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

Lease expense is included in office and technology expenses in the Consolidated Statements of Operations. Information regarding the Company’s operating leases for the years ended December 31 is as follows:

(in thousands)	2020	2019
Operating leases	$1,293	$1,273
Short-term leases (a)	159	139
Lease expense	$1,452	$1,412
Sub-lease income	—	—
Lease cost	$1,452	$1,412

(a)	Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.

Components of the operating lease liability presented on the Consolidated Balance Sheets for the years ended December 31 are as follows:

(in thousands)	2020	2019
Current:
Operating lease liabilities	$1,068	$1,048
Non-current:
Operating lease liabilities	2,601	3,454
Total operating lease liabilities	$3,669	$4,502

The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2020, are summarized as follows:

Year Ended (in thousands)
2021	$1,208
2022	974
2023	686
2024	515
2025	327
Thereafter	322
Total undiscounted payments	$4,032
Less: present value adjustment	(363)
Operating lease liabilities	$3,669

Supplemental lease information for the years ended December 31 is as follows:

	2020	2019
Weighted average remaining lease term (years)	4.24	4.84
Weighted average discount rate	4.6%	4.6%

The Company does not have any material pending operating or financing lease agreements that become effective in future periods.

10. Retirement Agreements and Other Postretirement Benefit Plan

The Company has a 401(k) savings plan. In order to participate in the plan, individuals must have worked at the Company for at least three months. In order to be eligible for employer contributions, individuals must be employed for a period of one year and work at least 1,000 hours annually. The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution. Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code. Expenses related to the 401(k) plan were approximately $1.8 million and $1.2 million for 2020 and 2019, respectively.

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

In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives. The amounts accrued for all agreements at December 31, 2020 and 2019 were approximately $12.5 million and $12.2 million, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract. Both the 2020 and 2019 accruals are included in the accounts payable and accrued liabilities line item of the Consolidated Balance Sheets. These executive contracts are accounted for on an individual contract basis. On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the Internal Revenue Code, and were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) plan.

On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The benefits are unfunded. Estimated future benefit payouts expected to be paid for each of the next five years are $15 thousand in 2021, $23 thousand in 2022, $31 thousand in 2023, $28 thousand in 2024, $34 thousand in 2025 and $217 thousand in the next five years thereafter.

Cost of the Company’s postretirement benefits included the following components and is presented in the personnel expenses line of its Consolidated Statements of Operations:

(in thousands)	2020	2019
Net periodic benefit cost
Service cost – benefits earned during the year	$—	$—
Interest cost on the projected benefit obligation	31	33
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized loss	—	—
Net periodic benefits cost at end of year	$31	$33

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net amount in accumulated other comprehensive income is $(184) thousand, $(144) thousand net of tax, for December 31, 2020, and $(82) thousand, $(32) thousand net of tax, for December 31, 2019, and represents the net unrecognized actuarial losses and unrecognized prior service costs. The effects of the funded status on the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019 are presented in the following table:

(in thousands)	2020	2019
Funded status
Actuarial present value of future benefits:
Fully eligible active employees	$(1,089)	$(956)
Non-eligible active employees	—	—
Plan assets	—	—
Funded status of accumulated postretirement benefit obligation, recognized in other liabilities	$(1,089)	$(956)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2020 and 2019 includes the following:

(in thousands)	2020	2019
Accrued postretirement benefit obligation at beginning of year	$(956)	$(882)
Service cost – benefits earned during the year	—	—
Interest cost on projected benefit obligation	(31)	(33)
Actuarial loss	(102)	(41)
Accrued postretirement benefit obligation at end of year	$(1,089)	$(956)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

(in thousands)	2020	2019
Balance at beginning of year	$82	$41
Components of accumulated other comprehensive income:
Unrecognized prior service cost	—	—
Amortization of loss, net	—	—
Actuarial loss	102	41
Balance at end of year	$184	$82

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

Escrow and Trust Deposits: As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, escrowed funds received under escrow agreements, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $16.5 million and $21.5 million as of December 31, 2020 and 2019, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchange Proceeds: In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $237.9 million and $214.6 million as of December 31, 2020 and 2019, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

12. Segment Information

The Company has one reportable segment, title insurance services. The remaining immaterial segments have been combined into a group called “All Other.”

The title insurance segment primarily issues title insurance policies through approved attorneys from underwriting offices and through independent issuing agents. Title insurance policies insure titles to real estate.

Provided below is selected financial information about the Company’s operations by segment for the periods ended December 31, 2020 and 2019.

2020 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$225,781	$9,606	$(12,332)	$223,055
Investment income	11,622	1,398	—	13,020
Net realized gain (loss) on investments	334	(1)	—	333
Total revenues	$237,737	$11,003	$(12,332)	$236,408
Operating expenses	185,026	9,095	(7,374)	186,747
Income before income taxes	$52,711	$1,908	$(4,958)	$49,661
Total assets	$225,974	$56,951	$—	$282,925

2019 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$161,463	$11,157	$(8,704)	$163,916
Investment income	15,210	3,036	—	18,246
Net realized gain on investments	1,251	89	—	1,340
Total revenues	$177,924	$14,282	$(8,704)	$183,502
Operating expenses	140,376	9,137	(5,834)	143,679
Income before income taxes	$37,548	$5,145	$(2,870)	$39,823
Total assets	$196,825	$67,068	$—	$263,893

13. Shareholders’ Equity

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

On October 31, 2012, the Plan was amended to, among other things, extend the expiration date of the plan from November 11, 2012 to October 31, 2022 and increase the exercise price of the stock purchase rights from $80 per unit to $220 per unit. In connection with the amendments to the Plan, the Board of Directors of the Company also amended the Company’s Articles of Incorporation to increase the number of shares designated under the rights plan as Series A Preferred Stock from 100 thousand shares to 200 thousand shares. There were 1.0 million shares of Preferred Stock authorized as of December 31, 2020 and 2019, with 200 thousand being designated Series A Preferred Stock.

14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company invests its cash and cash equivalents into high credit quality security instruments. Deposits which exceed $250 thousand at each institution are not insured by the Federal Deposit Insurance Corporation (“FDIC”).  Of the $13.7 million in cash and cash equivalents at December 31, 2020, $12.3 million was not insured by the FDIC. Of the $25.9 million in cash and cash equivalents at December 31, 2019, $24.6 million was not insured by the FDIC. The Company mitigates the risk of having cash and cash equivalents not insured by the FDIC by monitoring the credit quality of the financial institutions in which the funds are held.

15. Business Concentration

The Company generates a significant amount of title insurance premiums in North Carolina, Texas, Georgia and South Carolina. In 2020 and 2019, these states generated the following percentage of total premiums written:

State	2020	2019
North Carolina	36.8%	39.1%
Texas	18.6%	18.2%
Georgia	11.4%	11.2%
South Carolina	9.1%	9.4%

16. Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investments in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (in thousands)	2020	2019
Other investments	$6,752	$6,083
Premium and fees receivable	$753	$410

Financial Statement Classification, Consolidated Statements of Operations (in thousands)	2020	2019
Net premiums written	$24,186	$16,040
Non-title services and other investment income	$3,543	$2,974
Commissions to agents	$16,573	$10,879

17. Business Combinations, Intangible Assets and Goodwill

Intangible Assets

 The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from a third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the periods ended December 31, 2020 and 2019 that would indicate that carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following as of December 31:

Year Ended (in thousands)	2020	2019
Referral relationships	$6,416	$6,416
Non-complete agreements	1,406	1,406
Tradename	560	560
Total	8,382	8,382
Accumulated amortization	(2,961)	(2,456)
Identifiable intangible assets, net	$5,421	$5,926

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2021	$497
2022	525
2023	525
2024	473
2025	455
Thereafter	2,946
Total	$5,421

Goodwill and Title Plant

As of December 31, 2020, the Company has reported $4.4 million in goodwill and $690 thousand in a title plant, net of historical impairments, as the result of title agency acquisitions. The title plant is included with other assets in the Consolidated Balance Sheets. The estimated fair values of goodwill and the title plant, both Level 3 inputs, are principally based on values obtained from a third-party valuation service at the time of acquisition. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the periods ended December 31, 2020 and 2019 that would indicate the carrying amounts may not be recoverable, and therefore concluded that neither goodwill nor the title plant were impaired.

18. Accumulated Other Comprehensive Income

The following table provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended December 31, 2020 and 2019:

2020 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$3,132	$(32)	$3,100
Other comprehensive income (loss) before reclassifications	991	(112)	879
Amounts reclassified from accumulated other comprehensive income	347	—	347
Net current-period other comprehensive income (loss)	1,338	(112)	1,226
Ending balance	$4,470	$(144)	$4,326

2019 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$981	$(32)	$949
Other comprehensive income before reclassifications	2,151	—	2,151
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	2,151	—	2,151
Ending balance	$3,132	$(32)	$3,100

The following table provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended December 31, 2020 and 2019:

2020 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$30
Other-than-temporary impairments	(482)
Total	$(452)	Net realized investment gains
Tax	105	Provision for Income Taxes
Net of Tax	$(347)
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	—
Total	$—	(b)
Tax	—	Provision for Income Taxes
Net of Tax	$—
Reclassifications for the period	$(347)

2019 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Other-than-temporary impairments	—
Total	$—	Net realized investment gains
Tax	—	Provision for Income Taxes
Net of Tax	$—
Amortization related to postretirement benefit plans:
Prior year service cost	$—
Unrecognized loss	—
Total	$—	(b)
Tax	—	Provision for Income Taxes
Net of Tax	$—
Reclassifications for the period	$—
(b)These accumulated other comprehensive income components are not reclassified to net income in their entirety in the same reporting period. The amounts are presented within personnel expenses on the Consolidated Statements of Operations as amortized. Amortization related to postretirement benefit plans is included in the computation of net periodic pension costs, as discussed in Note 10.

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

The following table provides a breakdown of the Company’s revenue by major business activity:

(in thousands)	2020	2019
Revenue from contracts with customers:
Escrow and other title-related fees	$8,321	$7,474
Non-title services	8,693	9,922
Total revenue from contracts with customers	17,014	17,396
Other sources of revenue:
Net premiums written	205,418	145,842
Investment-related revenue	13,353	19,586
Other	623	678
Total revenues	$236,408	$183,502

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Management has assessed, and the Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2020. The reports of management and Dixon Hughes Goodman LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

Effective January 1, 2021, the Company’s Board of Directors approved amendments to the amended and restated death benefit plan agreement with J. Allen Fine. The amendments updated the beneficiaries under the death benefit plan agreement and simplified the death benefit provision to eliminate outdated thresholds that were no longer meaningful in light of increases to Mr. Fine’s base salary and bonus compensation over the past decade. The amendments did not result in any changes to Mr. Fine’s compensation. The foregoing description of the amendments to the death benefit plan agreement is not complete and is qualified in its entirety by reference to the full text of the agreement, a copy of which is attached as Exhibit 10.4 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors,” “Corporate Governance – Board of Directors and Committees – The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2021, to be filed by the Company with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the year ended December 31, 2020 (the “2021 Proxy Statement”). Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in the 2021 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2020. The Company does not have any equity compensation plans that have not been approved by its shareholders.

Equity Compensation Plan Information (unrounded)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	36,500	(a)	$139.16	231,500	(b)
Equity compensation plans not approved by shareholders	—		—	—
Total	36,500		$139.16	231,500

(a)	Includes 18,000 shares issuable upon exercise of outstanding stock appreciation rights (“SARs”) under the 2009 Stock Appreciation Rights Plan (the “2009 Plan”), and 18,500 shares issuable upon exercise of SARs under the 2019 Stock Appreciation Rights Plan (the “2019 Plan”).
(b)	Includes shares remaining for future issuance under the 2019 Plan. The 2009 Plan expired in March 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Corporate Governance – Independent Directors” and “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” set forth in the Company’s 2021 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
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

All other schedules are omitted, as the required information either is not applicable, is not required, or is presented in the accompanying Consolidated Financial Statements or the notes thereto.

(a)(3)  Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description	Location

3.1(a)	Articles of Incorporation dated January 22, 1973	Incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973	Incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(c)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987	Incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(d)	Articles of Amendment to Articles of Incorporation, dated May 15, 2002	Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended June 30, 2002, File No. 11774

3.1(e)	Articles of Amendment to Articles of Incorporation, dated November 12, 2002	Incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended March 31, 2003, File No. 11774

3.1(f)	Articles of Amendment to Articles of Incorporation, dated October 31, 2012	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on October 31, 2012, File No. 11774

3.2	Amended and Restated By-laws, dated November 9, 2020	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 9, 2020, File No. 11774

4.1	Description of the Company’s Securities	Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2019, File No. 11774

4.2	Amended and Restated Rights Agreement dated October 31, 2012, between the Company and Broadridge Issuer Solutions, Inc., as Rights Agent, dated October 31, 2012	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 2, 2012, File No. 11774

10.1*	Amended and Restated Employment Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.2*	Amended and Restated Employment Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.3*	Amended and Restated Employment Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.4*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2021 for J. Allen Fine	Filed herewith

10.5*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.6*	Death Benefit Plan Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.7*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.8*	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.9(a)*	2009 Stock Appreciation Right Plan effective March 2, 2009	Incorporated by reference to Appendix A to the Proxy Statement dated May 26, 2009, File No. 11774

10.9(b)*	Form of Stock Appreciation Rights Agreement under 2009 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2011, File No. 11774

10.10(a)*	2019 Stock Appreciation Rights Plan effective March 11, 2019	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on May 15, 2019, File No. 333-231486

10.10(b)*	Form of Stock Appreciation Rights Agreement under 2019 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 16, 2019, File No. 11774

10.11*	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2019, File No. 11774

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

*	Management contract or compensatory plan or arrangement

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2020

Type of Investment (in thousands)	Cost (1)	Market Value	Amount at which shown in the Balance Sheet (3)

Fixed maturity securities:
Government obligations	$24,026	$24,083	$24,083
General obligations of U.S. states, territories and political subdivisions	17,186	18,439	18,439
Special revenue issuer obligations of U.S. states, territories and political subdivisions	33,635	36,134	36,134
Public utilities	11,509	12,286	12,286
Corporate debt securities	25,681	26,771	26,771
Total fixed maturity securities	112,037	117,713	117,713

Equity securities:
Common stocks:
Public utilities	323	486	486
Banks, trusts and insurance companies	2,640	5,938	5,938
Industrial, miscellaneous and all other	26,144	46,802	46,802
Technology	3,371	11,693	11,693
Total equity securities	32,478	64,919	64,919

Other investments:
Short-term investments	15,170	15,170	15,170
Other investments (2)	12,921	12,921	12,921
Total other investments	28,091	28,091	28,091

Total investments (2)	$172,606	$210,723	$210,723

(1)Fixed maturity securities are shown at amortized cost and equity securities are shown at original cost.
(2)The above summary of investments does not include investments in related parties accounted for under the cost and equity methods of accounting in the amount of $2,572.
(3)All fixed maturity securities presented are classified as available-for-sale and shown at estimated fair value. Equity securities are shown at fair value.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND 2019

(in thousands)	2020	2019
Assets
Cash and cash equivalents	$3,680	$9,651
Fixed maturity securities, available-for-sale, at fair value	27,311	33,244
Equity securities, at fair value	4,554	4,141
Short-term investments	5,318	3,806
Investments in affiliated companies	150,620	133,053
Other investments	4,215	4,468
Prepaid expenses and other receivables	2,453	2,306
Current income taxes receivable	2,487	786
Accrued interest and dividends	207	321
Property, net	2,410	2,412
Total Assets	$203,255	$194,188

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$2,313	$2,471
Deferred income taxes, net	520	355
Total liabilities	2,833	2,826

Shareholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,892 and 1,889 shares issued and outstanding as of December 31, 2020 and 2019, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	196,096	188,262
Accumulated other comprehensive income	4,326	3,100
Total shareholders’ equity	200,422	191,362
Total Liabilities and Shareholders’ Equity	$203,255	$194,188

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands, except per share amounts)	2020	2019
Revenues:
Interest and dividends	$768	$707
Net realized investment (losses) gains	(473)	37
Changes in the estimated fair value of equity security investments	265	797
Rental income	702	853
Miscellaneous income	392	882
Total Revenues	1,654	3,276

Operating Expenses:
Personnel expenses	908	1,160
Office and technology expenses	360	375
Other expenses	1,003	1,024
Total Operating Expenses	2,271	2,559

Equity in Net Income of Affiliated Companies	39,685	30,804

Income before Income Taxes	39,068	31,521

(Benefit) Provision for Income Taxes	(352)	63

Net Income	$39,420	$31,458

Basic Earnings per Common Share	$20.84	$16.66

Weighted Average Shares Outstanding – Basic	1,892	1,888

Diluted Earnings per Common Share	$20.80	$16.59

Weighted Average Shares Outstanding – Diluted	1,896	1,896

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands)	2020	2019
Operating Activities
Net income	$39,420	$31,458
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net earnings of subsidiaries	(39,685)	(30,804)
Depreciation	99	99
Amortization, net	198	139
Share-based compensation expense related to stock appreciation rights	229	264
Net realized investment losses (gains)	495	(37)
Net realized gain on other investments	(22)	—
Changes in the estimated fair value of equity security investments	(265)	(797)
Net earnings from other investments	(90)	(226)
Provision for deferred income taxes	73	269
Increase in receivables	(147)	(460)
(Increase) decrease in income taxes receivable	(1,701)	1,652
Decrease (increase) in other assets	114	(135)
(Decrease) increase in accounts payable and accrued liabilities	(158)	281
Net cash (used in) provided by operating activities	(1,440)	1,703

Investing Activities
Dividends received from subsidiaries	24,043	34,925
Purchases of fixed maturity and equity securities	(691)	(24,503)
Purchases of short-term securities	(7,590)	(39,635)
Purchases of and net earnings from other investments	(97)	—
Proceeds from sales and maturities of fixed maturity and equity securities	6,179	8,200
Proceeds from sales and maturities of short-term securities	6,081	45,279
Proceeds from sales and distributions of other investments	440	904
Proceeds from sales of other assets	22	—
Purchases of property	(97)	(12)
Net cash provided by investing activities	28,290	25,158

Financing Activities
Repurchases of common stock	(6)	(19)
Exercise of stock appreciation rights	1	—
Capital contribution to subsidiaries	(1,100)	(600)
Dividends paid	(31,716)	(18,131)
Net cash used in financing activities	(32,821)	(18,750)

Net (Decrease) Increase in Cash and Cash Equivalents	(5,971)	8,111
Cash and Cash Equivalents, Beginning of Period	9,651	1,540
Cash and Cash Equivalents, End of Period	$3,680	$9,651

Supplemental Disclosures:
Income tax payments, net	$10,113	$9,472

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(in thousands)

1.The accompanying Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of Investors Title Company and Subsidiaries.

2.Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2020	2019
Investors Title Insurance Company, net*	$20,443	$32,150
Investors Title Exchange Corporation	2,000	600
Investors Title Accommodation Corporation	—	25
Investors Trust Company	500	—
Investors Title Commercial Agency, LLC	700	600
National Investors Holdings, LLC	400	1,550
Total	$24,043	$34,925

* Total dividends of $25,331 and $34,950 paid to the Parent Company in 2020 and 2019, respectively, netted with dividends of $4,888 and $2,800 received from the Parent Company in 2020 and 2019, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Year Ended December 31, 2020 (in thousands)
Title Insurance	$—	$33,584	$—	$1,139	$205,418	$11,622	$5,204	$—	$172,580	N/A
All Other	—	—	—	—	—	1,398	—	—	8,963	N/A
	$—	$33,584	$—	$1,139	$205,418	$13,020	$5,204	$—	$181,543	N/A

Year Ended December 31, 2019 (in thousands)
Title Insurance	$—	$31,333	$—	$695	$145,842	$15,210	$3,532	$—	$131,134	N/A
All Other	—	—	—	—	—	3,036	—	—	9,013	N/A
	$—	$31,333	$—	$695	$145,842	$18,246	$3,532	$—	$140,147	N/A

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentages of Amount Assumed to Net
Year Ended December 31, 2020 (in thousands)
Title Insurance	$205,711	$296	$3	$205,418	—%

Year Ended December 31, 2019 (in thousands)
Title Insurance	$146,251	$411	$2	$145,842	—%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charge to Other Accounts – Describe	Deductions – Describe		Balance at End of Period
2020 (in thousands)
Premiums receivable:
Valuation provision	$261	$5,208	$—	$(5,296)	(a)	$173
Reserves for claims	$31,333	$5,204	$—	$(2,953)	(b)	$33,584

2019 (in thousands)
Premiums receivable:
Valuation provision	$304	$4,004	$—	$(4,047)	(a)	$261
Reserves for claims	$31,729	$3,532	$—	$(3,928)	(b)	$31,333

(a)Canceled premiums
(b)Payments of claims, net of recoveries

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS TITLE COMPANY
(Registrant)

	By:	/s/ J. Allen Fine
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 15, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2021.

/s/ J. Allen Fine	/s/ James A. Fine, Jr.
J. Allen Fine, Chairman of the Board and	James A. Fine, Jr., President, Treasurer, Chief
Chief Executive Officer	Financial Officer, Chief Accounting Officer and
(Principal Executive Officer)	Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ W. Morris Fine	/s/ Tammy F. Coley
W. Morris Fine, Executive Vice President,	Tammy F. Coley, Director
Secretary and Director

/s/ David L. Francis	/s/ Richard M. Hutson II
David L. Francis, Director	Richard M. Hutson II, Director

/s/ James R. Morton	/s/ Elton C. Parker, Jr.
James R. Morton, Director	Elton C. Parker, Jr., Director

/s/ James H. Speed, Jr.
James H. Speed, Jr., Director