Form 10-Q
period 2021-03-31
INVESTORS TITLE CO
filed 2021-05-10
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 21, 2021, there were 1,894,122 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2021 and December 31, 2020
(in thousands)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$22,964	$13,723
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: March 31, 2021: $98,068; December 31, 2020: $112,037)	102,970	117,713
Equity securities, at fair value (cost: March 31, 2021: $28,967; December 31, 2020: $32,478)	64,646	64,919
Short-term investments	30,498	15,170
Other investments	14,840	15,493
Total investments	212,954	213,295

Premium and fees receivable	20,188	19,427
Accrued interest and dividends	1,232	1,038
Prepaid expenses and other receivables	10,622	9,418
Property, net	12,338	11,160
Goodwill and other intangible assets, net	10,119	9,771
Operating lease right-of-use assets	3,379	3,533
Other assets	1,744	1,560
Total Assets	$295,540	$282,925

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$34,562	$33,584
Accounts payable and accrued liabilities	32,038	36,020
Operating lease liabilities	3,509	3,669
Current income taxes payable	3,377	638
Deferred income taxes, net	9,181	8,592
Total liabilities	82,667	82,503

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,894 and 1,892 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	209,157	196,096
Accumulated other comprehensive income	3,716	4,326
Total stockholders' equity	212,873	200,422
Total Liabilities and Stockholders’ Equity	$295,540	$282,925

Refer to notes to the Consolidated Financial Statements (unaudited).

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2021 and 2020
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Net premiums written	$61,477	$38,627
Escrow and other title-related fees	2,798	1,842
Non-title services	2,078	2,547
Interest and dividends	1,016	1,177
Other investment income	941	440
Net realized investment gains (losses)	321	(412)
Changes in the estimated fair value of equity security investments	3,239	(14,458)
Other	208	138
Total Revenues	72,078	29,901

Operating Expenses:
Commissions to agents	30,542	20,187
Provision for claims	1,591	906
Personnel expenses	16,153	11,809
Office and technology expenses	2,742	2,415
Other expenses	3,735	3,113
Total Operating Expenses	54,763	38,430

Income (Loss) before Income Taxes	17,315	(8,529)

Provision (Benefit) for Income Taxes	3,492	(1,518)

Net Income (Loss)	$13,823	$(7,011)

Basic Earnings (Loss) per Common Share	$7.30	$(3.71)

Weighted Average Shares Outstanding – Basic	1,894	1,890

Diluted Earnings (Loss) per Common Share	$7.29	$(3.71)

Weighted Average Shares Outstanding – Diluted	1,897	1,890

Refer to notes to the Consolidated Financial Statements (unaudited).

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2021 and 2020
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$13,823	$(7,011)
Other comprehensive (loss) income, before tax:
Accumulated postretirement benefit obligation adjustment	—	(41)
Net unrealized loss on investments arising during the period	(750)	(391)
Reclassification adjustment for sale of securities included in net income (loss)	(23)	(30)
Reclassification adjustment for write-down of securities included in net income (loss)	—	482
Other comprehensive (loss) income, before tax	(773)	20
Income tax benefit related to postretirement health benefits	—	(9)
Income tax benefit related to net unrealized loss on investments arising during the period	(158)	(87)
Income tax benefit related to reclassification adjustment for sale of securities included in net income (loss)	(5)	(6)
Income tax expense related to reclassification adjustment for write-down of securities included in net income (loss)	—	110
Net income tax (benefit) expense on other comprehensive (loss) income	(163)	8
Other comprehensive (loss) income	(610)	12
Comprehensive Income (Loss)	$13,213	$(6,999)

Refer to notes to the Consolidated Financial Statements (unaudited).

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2021 and 2020
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	1,889	$—	$188,262	$3,100	$191,362
Net loss			(7,011)		(7,011)
Dividends paid ($0.44 per share)			(832)		(832)
Exercise of stock appreciation rights	2		(1)		(1)
Share-based compensation expense related to stock appreciation rights			117		117
Accumulated postretirement benefit obligation adjustment				(32)	(32)
Net unrealized gain on investments				44	44
Balance, March 31, 2020	1,891	$—	$180,535	$3,112	$183,647

Balance, January 1, 2021	1,892	$—	$196,096	$4,326	$200,422
Net income			13,823		13,823
Dividends paid ($0.44 per share)			(832)		(832)
Exercise of stock appreciation rights	2		(1)		(1)
Share-based compensation expense related to stock appreciation rights			71		71
Net unrealized loss on investments				(610)	(610)
Balance, March 31, 2021	1,894	$—	$209,157	$3,716	$212,873

Refer to notes to the Consolidated Financial Statements (unaudited).

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2021 and 2020
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2019
Operating Activities
Net income (loss)	$13,823	$(7,011)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	430	457
Amortization of investments, net	285	248
Amortization of other intangible assets, net	134	126
Share-based compensation expense related to stock appreciation rights	71	117
Net gain on disposals of property	(8)	(2)
Net realized investment (gains) losses	(321)	412
Net change in estimated fair value of equity security investments	(3,239)	14,458
Net earnings from other investments	(594)	(315)
Provision for claims	1,591	906
Provision (benefit) for deferred income taxes	753	(3,057)
Changes in assets and liabilities:
(Increase) decrease in premium and fees receivables	(761)	193
Increase in other assets	(2,064)	(4,743)
Decrease in operating lease right-of-use assets	154	169
Decrease in accounts payable and accrued liabilities	(3,982)	(543)
Decrease in operating lease liabilities	(160)	(165)
Increase in current income taxes payable	2,739	1,581
Payments of claims, net of recoveries	(613)	(832)
Net cash provided by operating activities	8,238	1,999

Investing Activities
Purchases of equity securities	(976)	(5,866)
Purchases of short-term investments	(16,578)	(3,540)
Purchases of other investments	(286)	(328)
Proceeds from sales and maturities of fixed maturity securities	13,660	2,579
Proceeds from sales of equity securities	4,831	4,557
Proceeds from sales and maturities of short-term investments	1,251	1,034
Proceeds from sales and distributions of other investments	1,534	401
Proceeds from sales of other assets	—	10
Purchases of property	(1,613)	(643)
Proceeds from the sale of property	13	5
Net cash provided by (used in) investing activities	1,836	(1,791)

Financing Activities
Exercise of stock appreciation rights	(1)	(1)
Dividends paid	(832)	(832)
Net cash used in financing activities	(833)	(833)

Net Increase (Decrease) in Cash and Cash Equivalents	9,241	(625)
Cash and Cash Equivalents, Beginning of Period	13,723	25,949
Cash and Cash Equivalents, End of Period	$22,964	$25,324

Consolidated Statements of Cash Flows, continued
	Three Months Ended March 31,
	2021	2020
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$—	$(42)
Non-Cash Investing and Financing Activities:
Non-cash net unrealized loss (gain) on investments, net of deferred tax benefit (provision) of $163 and $(17) for March 31, 2021 and 2020, respectively	$610	$(44)
Adjustments to postretirement benefits obligation, net of deferred tax benefit of $— and $9 for March 31, 2021 and 2020, respectively	$—	$32

Refer to notes to the Consolidated Financial Statements (unaudited).

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2020 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2021 or any other interim period.

Use of Estimates and Assumptions – The preparation of the Company’s unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.

Subsequent Events – The Company has evaluated and concluded that there were no material subsequent events requiring adjustment or disclosure to its unaudited Consolidated Financial Statements.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 was intended to reduce the complexity in accounting for income taxes during interim and annual periods and provided clarity on income tax situations where a diversity in practice had developed. The update was effective for annual and interim periods in fiscal years beginning after December 15, 2020. The Company adopted this update on January 1, 2021, with no material impact on the Company's financial position and results of operations.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This update clarified that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative immediately before applying or upon discontinuing the equity method. In addition, this update clarified that, when determining the accounting for certain forward contracts and purchased options, a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The update was effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  The Company adopted this update on January 1, 2021, with no material impact on the Company's financial position and results of operations.

Note 2 – Reserve for Claims

Activity in the reserve for claims for the three-month period ended March 31, 2021 and the year ended December 31, 2020 are summarized as follows:

(in thousands)	March 31, 2021	December 31, 2020
Balance, beginning of period	$33,584	$31,333
Provision charged to operations	1,591	5,204
Payments of claims, net of recoveries	(613)	(2,953)
Balance, end of period	$34,562	$33,584

The total reserve for all reported and unreported losses the Company incurred through March 31, 2021 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2021. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	March 31, 2021	%	December 31, 2020	%
Known title claims	$3,452	10.0	$3,585	10.7
IBNR	31,110	90.0	29,999	89.3
Total reserve for claims	$34,562	100.0	$33,584	100.0

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

Note 3 – Earnings Per Common Share and Share Awards

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the combination of dilutive potential common stock, comprised of shares issuable under the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share-based awards, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, when share-based awards are assumed to be exercised, (a) the exercise price of a share-based award and (b) the amount of compensation cost, if any, for future services that the Company has not yet recognized, are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended March 31:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Net income (loss)	$13,823	$(7,011)
Weighted average common shares outstanding – Basic	1,894	1,890
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	3	—
Weighted average common shares outstanding – Diluted	1,897	1,890
Basic earnings (loss) per common share	$7.30	$(3.71)
Diluted earnings (loss) per common share	$7.29	$(3.71)

There were 15 thousand potential shares excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2021, due to the out-of-the-money status of the related share-based awards. Diluted loss per share is the same as basic loss per share for the three-month period ended March 31, 2020 because potential dilutive securities would have an antidilutive effect.

The Company historically has adopted employee stock award plans under which restricted stock, options or stock appreciation rights ("SARs") exercisable for the Company's common stock may be granted to key employees or directors of the Company. There is currently one active plan from which the Company may grant share-based awards. The awards eligible to be granted under the active plan are limited to SARs, and the maximum aggregate number of shares of common stock of the Company available pursuant to the plan for the grant of SARs is 250 thousand shares.

As of March 31, 2021, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	30	$124.13	3.53	$1,352
SARs granted	14	137.40
SARs exercised	(8)	75.75
Outstanding as of December 31, 2020	36	$139.16	4.38	$903
SARs granted	—	—
SARs exercised	(3)	68.70
Outstanding as of March 31, 2021	33	$145.47	4.49	$910

Exercisable as of March 31, 2021	26	$146.55	4.03	$738

Unvested as of March 31, 2021	7	$141.37	6.24	$172

During the first quarter of 2020, the Company issued 7 thousand share-settled SARs to directors and employees of the Company. There were no such issuances in the first quarter of 2021. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s common stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted average fair value for the SARs issued during first quarter 2020 was $35.49 and was estimated using the weighted average assumptions shown in the table below.

	2020
Expected Life in Years	6.2	-	7.0
Volatility	27.2%
Interest Rate	0.8%
Yield Rate	1.0%

There was approximately $71 thousand and $118 thousand of compensation expense relating to SARs vesting on or before March 31, 2021 and 2020, respectively, included in personnel expenses in the unaudited Consolidated Statements of Operations. As of March 31, 2021, there was $266 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$66,521	$2,338	$(2,298)	$66,561
Investment income	4,396	800	—	5,196
Net realized gain on investments	232	89	—	321
Total revenues	$71,149	$3,227	$(2,298)	$72,078
Operating expenses	54,530	2,385	(2,152)	54,763
Income before income taxes	$16,619	$842	$(146)	$17,315
Total assets	$237,082	$58,458	$—	$295,540

Three Months Ended March 31, 2020 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$41,853	$2,805	$(1,504)	$43,154
Investment loss	(11,460)	(1,381)	—	(12,841)
Net realized gain (loss) on investments	63	(475)	—	(412)
Total revenues	$30,456	$949	$(1,504)	$29,901
Operating expenses	37,443	2,345	(1,358)	38,430
Loss before income taxes	$(6,987)	$(1,396)	$(146)	$(8,529)
Total assets	$187,236	$66,882	$—	$254,118

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $13.3 million and $12.5 million as of March 31, 2021 and December 31, 2020, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Service cost – benefits earned during the year	$—	$—
Interest cost on the projected benefit obligation	7	8
Amortization of unrecognized losses	—	—
Net periodic benefit cost	$7	$8

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of March 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$12,003	$7	$—	$12,010
General obligations of U.S. states, territories and political subdivisions	17,333	1,053	—	18,386
Special revenue issuer obligations of U.S. states, territories and political subdivisions	44,671	2,816	3	47,484
Corporate debt securities	24,061	1,067	38	25,090
Total	$98,068	$4,943	$41	$102,970

As of December 31, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$24,026	$57	$—	$24,083
General obligations of U.S. states, territories and political subdivisions	17,391	1,262	—	18,653
Special revenue issuer obligations of U.S. states, territories and political subdivisions	44,939	3,270	3	48,206
Corporate debt securities	25,681	1,114	24	26,771
Total	$112,037	$5,703	$27	$117,713

The special revenue category for both periods presented includes approximately 50 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at March 31, 2021 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$34,295	$34,374
Due one year through five years	48,397	51,577
Due five years through ten years	14,558	15,674
Due after ten years	818	1,345
Total	$98,068	$102,970

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2021 and December 31, 2020:

	Less than 12 Months		12 Months or Longer		Total
As of March 31, 2021 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—	$1,102	$(3)	$1,102	$(3)
Corporate debt securities	20,005	(38)	—	—	20,005	(38)
Total temporarily impaired securities	$20,005	$(38)	$1,102	$(3)	$21,107	$(41)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2020 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—	$1,103	$(3)	$1,103	$(3)
Corporate debt securities	20,630	(24)	—	—	20,630	(24)
Total temporarily impaired securities	$20,630	$(24)	$1,103	$(3)	$21,733	$(27)

The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities. Because the Company does not intend to sell these securities and will likely not be compelled to sell them before it can recover its cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which the estimated fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 12 fixed maturity securities had unrealized losses at March 31, 2021 and December 31, 2020. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded $0 and $482 thousand of other-than-temporary impairment charges related to fixed maturity securities for the three-month periods ended March 31, 2021 and 2020, respectively. Expenses related to other-than-temporary impairments are recorded in net realized investment gains (losses) in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of March 31, 2021 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$28,967	$64,646
Total	$28,967	$64,646

As of December 31, 2020 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$32,478	$64,919
Total	$32,478	$64,919

Unrealized holding gains and losses are reported in the unaudited Consolidated Statements of Operations as changes in the estimated fair value of equity security investments.

Net Realized Investment Gains (Losses)

Gross realized gains and losses on sales of investments for the three-month periods ended March 31 are summarized as follows:

(in thousands)	2021	2020
Gross realized gains from securities:
Corporate debt securities	$—	$30
Common stocks	940	747
Total	$940	$777
Gross realized losses from securities:
Corporate debt securities	$(23)	$—
Common stocks	(596)	(722)
Other-than-temporary impairment of securities	—	(482)
Total	$(619)	$(1,204)
Net realized gains (losses) from securities	$321	$(427)
Gross realized gains (losses) on other investments:
Gains on other investments	$—	$20
Losses on other investments	—	(5)
Total	$—	$15
Net realized investment gains (losses)	$321	$(412)

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of March 31, 2021:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$267	$267	$1,768
Real estate LLCs or LPs	Other investments	5,091	5,310	7,750
Small business investment LPs	Other investments	7,269	7,458	13,295
Total		$12,627	$13,035	$22,813

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of March 31, 2021 and December 31, 2020, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of March 31, 2021 and December 31, 2020:

As of March 31, 2021 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$12,010	$65,870	$—	$77,880
Corporate debt securities	—	25,090	—	25,090
Total	$12,010	$90,960	$—	$102,970

As of December 31, 2020 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$24,083	$66,859	$—	$90,942
Corporate debt securities	—	26,771	—	26,771
Total	$24,083	$93,630	$—	$117,713

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of March 31, 2021 and December 31, 2020:

As of March 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$22,964	$—	$—	$22,964
Accrued interest and dividends	1,232	—	—	1,232
Equity securities, at fair value:
Common stocks	64,646	—	—	64,646
Short-term investments:
Money market funds and commercial paper	30,498	—	—	30,498
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,080	6,080
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,760	8,760
Total	$119,340	$—	$14,840	$134,180

As of December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,723	$—	$—	$13,723
Accrued interest and dividends	1,038	—	—	1,038
Equity securities, at fair value:
Common stocks	64,919	—	—	64,919
Short-term investments:
Money market funds, Treasury bills, commercial paper and certificates of deposit	15,170	—	—	15,170
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,752	6,752
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,741	8,741
Total	$94,850	$—	$15,493	$110,343

The Company did not hold any Level 3 category debt or marketable equity investment securities as of March 31, 2021 or December 31, 2020.

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

Certain equity investments under the measurement alternative are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. There were no impairments of such investments made during the three-month period ended March 31, 2021 or the twelve-month period ended December 31, 2020. The following table presents a rollforward of equity investments under the measurement alternative as of March 31, 2021 and December 31, 2020:

(in thousands)	Balance, January 1, 2021	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, March 31, 2021
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$8,741	$—	$—	$211	$(192)	$8,760
Total	$8,741	$—	$—	$211	$(192)	$8,760

(in thousands)	Balance, January 1, 2020	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2020
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$7,899	$—	$—	$1,227	$(385)	$8,741
Total	$7,899	$—	$—	$1,227	$(385)	$8,741

Note 7 – Commitments and Contingencies

Legal Proceedings – The Company and its subsidiaries are involved in legal proceedings that are incidental to their business. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings, is not expected to be, in the aggregate, material to the Company’s unaudited consolidated financial condition or operations.

Regulation – The Company’s title insurance and trust subsidiaries are regulated by various federal, state and local governmental agencies and are subject to various audits, examinations, and inquiries. It is the opinion of management based on its present expectations that findings from these audits, examinations, and inquiries will not have a material impact on the Company’s unaudited consolidated financial condition or operations.

Escrow and Trust Deposits: As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, escrowed funds received under escrow agreements, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchanges Proceeds – In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $247.9 million and $237.9 million as of March 31, 2021 and December 31, 2020, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

COVID-19 – While certain COVID-19 vaccines have been approved in recent months and are now available for use, the U.S. and other countries continue to be affected by the COVID-19 pandemic.  Despite increasing availability of vaccines, COVID-19 has continued to spread across the globe, including in U.S. states where the Company conducts business. The COVID-19 pandemic has negatively impacted worldwide economic activity and created significant volatility and disruption of financial markets. In response, the U.S. government and its agencies have taken a number of significant measures to provide fiscal and monetary stimulus. Such actions include an unscheduled cut to the federal funds rate, the introduction of new programs to preserve market liquidity, extended unemployment and sick leave benefits, mortgage loan forbearance actions, low-interest loans for working capital access and payroll assistance, and other relief measures for both workers and businesses. The Company is fully operational and did not have any reductions in workforce during 2020 or the first quarter of 2021. A large portion of the Company's workforce is performing their job functions remotely.  The Company has not taken stimulus relief funding or incurred any other forms of debt.

The primary impact of the COVID-19 pandemic on the Company’s 2020 results of operations was a reduction in value of the investment portfolio during the first quarter of 2020. Purchase volume, refinance activity and the overall stock market were strong in the latter half of 2020, which continued into the first quarter of 2021. Lower average mortgage interest rates, a tight real estate supply and pent-up demand spurred real estate activity and prices. It is unclear if real estate activity will remain as resilient in future periods. It is possible that net premiums written could decline in the future due to the pandemic and the economic disruption it is causing. The COVID-19 pandemic continues to evolve and any recovery could be slowed or reversed by a number of factors, including, but not limited to, a widespread resurgence in COVID-19 infections, whether due to spread of variants of the virus or otherwise and the availability and rate of vaccinations. Because of the inherent uncertainty regarding the duration and severity of the COVID-19 pandemic and its effects on the economy, as well as uncertainty regarding the effects of government measures already taken, and which may be taken or continued in the future, to combat the spread of the virus, and/or provide additional economic stimulus, the Company is currently unable to predict what the ultimate impact of the pandemic on its business will be.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated limited liability companies that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these limited liability companies. The following tables set forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of March 31, 2021	As of December 31, 2020
Other investments	$6,080	$6,752
Premium and fees receivable	$776	$753

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended March 31,
	2021	2020
Net premiums written	$6,769	$4,057
Non-title services and other investment income	$752	$502
Commissions to agents	$4,474	$2,679

Note 9 – Intangible Assets, Goodwill and Title Plants

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2021 and 2020 that would indicate the carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Referral relationships	$6,708	$6,416
Non-compete agreements	1,409	1,406
Tradenames	747	560
Total	8,864	8,382
Accumulated amortization	(3,095)	(2,961)
Identifiable intangible assets, net	$5,769	$5,421

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2021	$409
2022	574
2023	574
2024	522
2025	504
Thereafter	2,999
Total	$5,582

Goodwill and Title Plants

As of March 31, 2021, the Company recognized $4.4 million in goodwill and $690 thousand in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2021 and 2020 that would indicate the carrying amounts may not be recoverable, and therefore determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$4,470	$(144)	$4,326
Other comprehensive loss before reclassifications	(592)	—	(592)
Amounts reclassified from accumulated other comprehensive income	(18)	—	(18)
Net current-period other comprehensive loss	(610)	—	(610)
Ending balance	$3,860	$(144)	$3,716

Three Months Ended March 31, 2020 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$3,132	$(32)	$3,100
Other comprehensive loss before reclassifications	(304)	(32)	(336)
Amounts reclassified from accumulated other comprehensive income	348	—	348
Net current-period other comprehensive income (loss)	44	(32)	12
Ending balance	$3,176	$(64)	$3,112

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three-month periods ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021 (in thousands)
Details about Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations (unaudited)
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on investments	$23
Other-than-temporary impairments	—
Total	$23	Net realized investment gains (losses)
Tax	(5)	Provision (benefit) for income taxes
Net of Tax	$18
Reclassifications for the period	$18

Three Months Ended March 31, 2020 (in thousands)
Details about Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations (unaudited)
Unrealized gains (losses) on available-for-sale securities:
Net realized gain on investments	$30
Other-than-temporary impairments	(482)
Total	$(452)	Net realized investment gains (losses)
Tax	104	Provision (benefit) for income taxes
Net of Tax	$(348)
Reclassifications for the period	$(348)

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue from contracts with customers:
Escrow and other title-related fees	$2,798	$1,842
Non-title services	2,078	2,547
Total revenue from contracts with customers	4,876	4,389
Other sources of revenue:
Net premiums written	61,477	38,627
Investment-related revenue	5,517	(13,253)
Other	208	138
Total revenues	$72,078	$29,901

Note 12 – Leases

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease.

A portion of the Company's current leases include an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The operating lease liability recorded in the unaudited Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. The Company, in determining the present value of lease payments, utilized the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields, as explicit rates of interest were not readily determinable in the lease contracts. The Company does not carry debt; thus no incremental borrowing rate was available to the Company.

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s operating leases follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating leases	$326	$320
Short-term leases (b)	64	30
Lease expense	$390	$350
Sub-lease income	—	—
Lease cost	$390	$350

(b)	Leases with an initial term of twelve months or less are not recorded on the unaudited Consolidated Balance Sheets.

Components of the operating lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Current:
Operating lease liabilities	$819	$1,068
Non-current:
Operating lease liabilities	2,690	2,601
Total operating lease liabilities	$3,509	$3,669

The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2021, are summarized as follows:

Year Ended (in thousands)
2021	$923
2022	989
2023	698
2024	526
2025	338
Thereafter	375
Total undiscounted payments	$3,849
Less: present value adjustment	(340)
Operating lease liabilities	$3,509

Supplemental lease information is as follows:

	As of March 31, 2021	As of December 31, 2020
Weighted average remaining lease term (years)	4.20	4.24
Weighted average discount rate	4.5%	4.6%

The Company does not have any material pending operating or financing lease agreements that become effective in future periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Investors Title Company's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2020 should be read in conjunction with the following discussion since it contains information which is important for evaluating the Company's operating results and financial condition.

In addition, the Company may make forward-looking statements in the following discussion and analysis. Forward looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual results may vary. See "Safe Harbor for Forward-Looking Statements" at the end of this discussion and analysis, as well as the section titled "Risk Factors" in Part I, Item 1A of the Company's Annual Report on Form 10-K for factors that could affect forward-looking statements.

Overview

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 95.9% of the Company's revenues for the three-month period ended March 31, 2021. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

Business Trends and Recent Conditions; COVID-19 Pandemic
The housing market is heavily influenced by government policies and overall economic conditions.  Regulatory reform and initiatives by various governmental agencies, including the Federal Reserve's monetary policy and other regulatory changes, could impact lending standards or the processes and procedures used by the Company. The current real estate environment, including interest rates and general economic activity, typically influence the demand for real estate. Purchase volume and refinance activity were strong in the latter half of 2020, which continued into the first quarter of 2021. For example, in 2020, sales of previously-owned U.S. homes increased to their highest level in over a decade and the average rate on the benchmark 30-year fixed-rate home fell to record lows in January 2021. These conditions have contributed to a housing market where demand currently exceeds supply. It is unclear if real estate activity will remain as resilient in future periods.

While certain COVID-19 vaccines have been approved in recent months and are now available for use in the United States and certain other countries, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume. Despite increasing availability of vaccines, COVID-19 has continued to spread across the globe, including in U.S. states where the Company conducts business. The COVID-19 pandemic has negatively impacted worldwide economic activity and created significant volatility and disruptions of financial markets. In response, the U.S. government and its agencies have taken a number of significant measures to provide fiscal and monetary stimulus. Such actions include an unscheduled cut to the federal funds rate, the introduction of new programs to preserve market liquidity, extended unemployment and sick leave benefits, mortgage loan forbearance actions, low-interest loans for working capital access and payroll assistance, and other relief measures for both workers and businesses. The Company is fully operational and did not have any reductions in workforce during 2020 or the first quarter of 2021. A large portion of the Company's workforce is performing their job functions remotely.  The Company has not taken stimulus relief funding or incurred any other forms of debt.

The COVID-19 pandemic has caused the Company to modify its business practices (including employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences). The COVID-19 pandemic and any of its variants could continue to affect the Company in a number of ways including, but not limited to, the impact on employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, potential decreases in net premiums written in the future, and future fluctuations in the Company's investment portfolio due to the pandemic and the economic disruption it is causing. Because of the inherent uncertainty regarding the duration and severity of the COVID-19 pandemic (including any of its variants) and its effects on the economy, as well as uncertainty regarding the effects of government measures already taken, and which may be taken or continued in the future, to combat the spread of the virus and any of its variants, and/or provide additional economic stimulus, the Company is currently unable to predict the ultimate impact of the pandemic.

Regulatory Environment

The Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. In response to risk posed to economic activity by COVID-19, the FOMC in March 2020 lowered the target federal funds rate twice by a total of 150 basis points. As a result of these actions, the target federal funds rate now ranges between 0.00% and 0.25%. The FOMC has maintained this target range, and expects to continue to do so until it is confident that the U.S. economy has weathered recent events and is on track to meet its goals. In normal economic situations, future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

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

The timing and nature of any reforms are currently unknown; however, the CFPB is expected to take a significantly more aggressive approach to using its rulemaking, supervision, and enforcement authorities under President Biden’s administration, and any changes to the CFPB could affect the Company and its results of operations.

Real Estate Environment

The Mortgage Bankers Association's ("MBA") March 19, 2021 Mortgage Finance Forecast (“MBA Forecast”) projects 2021 purchase activity to increase 16.4% to $1,668 billion and mortgage refinance activity to decrease 36.7% to $1,516 billion, resulting in a net decrease in total mortgage originations of 16.8% to $3,184 billion, all from 2020 levels. In 2020, purchase activity accounted for 37.4% of all mortgage originations and is projected in the MBA Forecast to represent 52.4% of all mortgage originations in 2021. The MBA Forecast is projecting continued decreases in total mortgage originations for 2022 and 2023. Due to the rapidly changing environment brought on by COVID-19, these projections and the impact of actual future developments on the Company could be subject to material change.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 2.9% and 3.5% for the three-month periods ended March 31, 2021 and 2020, respectively. Per the MBA Forecast, mortgage interest rates are projected to reach 3.6% in the fourth quarter of 2021, and then will further increase to 5.0% by 2023.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three-month period ended March 31, 2021, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (the "SEC").

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenues:
Net premiums written	$61,477	$38,627
Escrow and other title-related fees	2,798	1,842
Non-title services	2,078	2,547
Interest and dividends	1,016	1,177
Other investment income	941	440
Net realized investment gains (losses)	321	(412)
Changes in the estimated fair value of equity security investments	3,239	(14,458)
Other	208	138
Total Revenues	72,078	29,901

Operating Expenses:
Commissions to agents	30,542	20,187
Provision for claims	1,591	906
Personnel expenses	16,153	11,809
Office and technology expenses	2,742	2,415
Other expenses	3,735	3,113
Total Operating Expenses	54,763	38,430

Income (Loss) before Income Taxes	17,315	(8,529)

Provision (Benefit) for Income Taxes	3,492	(1,518)

Net Income (Loss)	$13,823	$(7,011)

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 59.2% for the three-month period ended March 31, 2021 to $61.5 million, compared with $38.6 million for the same prior year period. The increase for the three-month period ended March 31, 2021 was primarily driven by increased refinance activity and strong purchase volume, as lower average mortgage interest rates continued to spur real estate activity.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. The following table includes a breakdown of premiums generated by branch and agency operations for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands, except percentages)	2021	%	2020	%
Home and Branch	$17,360	28.2	$9,895	25.6
Agency	44,117	71.8	28,732	74.4
Total	$61,477	100.0	$38,627	100.0

Home and Branch Office Net Premiums – In the Company's home and branch operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 75.4% for the three-month period ended March 31, 2021, compared with the same prior year period. The increase for the three-month period ended March 31, 2021 was primarily attributable to increased refinance activity and strong purchase volume, as lower average mortgage interest rates continued to spur real estate activity.

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

Agency net premiums written increased 53.5% for the three-month period ended March 31, 2021, compared with the same prior year period. The increase for the three-month period ended March 31, 2021 was primarily attributable to increased refinance activity and strong purchase volume, as lower average mortgage interest rates continued to spur real estate activity.

The following table contains a schedule of net premiums written for the three-month periods ended March 31, 2021 and 2020 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended March 31,
State (in thousands)	2021	2020
North Carolina	$25,247	$13,943
Texas	11,352	7,517
Georgia	6,890	4,505
South Carolina	5,348	3,481
All Others	12,773	9,301
Premiums Written	61,610	38,747
Reinsurance Assumed	—	3
Reinsurance Ceded	(133)	(123)
Net Premiums Written	$61,477	$38,627

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. Escrow and other title-related fee revenues were $2.8 million for the three-month period ended March 31, 2021, compared with $1.8 million for the same prior year period. The increase for the three-month period ended March 31, 2021 was commensurate with the growth in premiums.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $2.1 million for the three-month period ended March 31, 2021, compared with $2.5 million for the same prior year period. The decrease in 2021 was primarily due to the impact of low interest rates on exchange services income.

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

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable or tax-exempt fixed maturity securities and equity securities.  The Company also invests in short-term investments that include money market funds, commercial paper, certificates of deposit and Treasury bills. The Company strives to maintain a high quality investment portfolio.  Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

Interest and dividends were $1.0 million for the three-month period ended March 31, 2021, compared with $1.2 million for the same prior year period. The decrease in 2021 was primarily related to lower interest rates on fixed maturity securities and lower levels of dividends received.

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

Other investment income was $941 thousand for the three-month period ended March 31, 2021, compared with $440 thousand for the same prior year period. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and or distributions received.

Net Realized Investment Gains (Losses)

Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers’ business prospects and tax planning considerations.  Additionally, the amounts included in net realized investment gains (losses) are affected by assessments of securities’ valuation for other-than-temporary impairment.  As a result of the interaction of these factors and considerations, the net realized investment gain or loss can vary significantly from period to period.

The net realized investment gains were $321 thousand for the three-month period ended March 31, 2021, compared with net realized investment losses of $412 thousand for the same prior year period. The net realized investment losses for the three-month period ended March 31, 2020 included impairment charges of $482 thousand for certain fixed maturity securities the Company determined were other-than-temporarily impaired. There were no impairment charges recorded in 2021. Management believes unrealized losses on the remaining fixed maturity securities at March 31, 2021 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments

Changes in the estimated fair value of equity security investments were $3.2 million for the three-month period ended March 31, 2021, compared with $(14.5) million for the same prior year period. Such fluctuations are the result of changes in general market conditions during the respective periods. In the first quarter of 2020, all major U.S. stock market indices substantially declined due to economic slowdowns and uncertainty resulting from COVID-19.

Other Revenues

Other revenues primarily include miscellaneous revenues and gains and losses on the disposal of fixed assets. Other revenues were $208 thousand for the three-month period ended March 31, 2021, compared with $138 thousand for the same prior year period. The increase for the three-month period ended March 31, 2021 primarily related to an increase in miscellaneous revenues.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 42.5% for the three-month period ended March 31, 2021, compared with the same prior year period. The increase for the three-month period ended March 31, 2021 was primarily due to increases in commissions to agents, personnel expenses and claims expense.

Following is a summary of the Company's operating expenses for the three-month periods ended March 31, 2021 and 2020. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying unaudited Consolidated Financial Statements.

	Three Months Ended March 31,
(in thousands, except percentages)	2021	%	2020	%
Title Insurance	$52,412	95.7	$36,118	94.0
All Other	2,351	4.3	2,312	6.0
Total	$54,763	100.0	$38,430	100.0

On a combined basis, the after-tax profit margin was 19.2% for the three-month period ended March 31, 2021, compared with (23.4)% for the same prior year period. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $16.2 million for the three-month period ended March 31, 2021, compared with $11.8 million for the same prior year period. On a consolidated basis, personnel expenses as a percentage of total revenues were 22.4% for the three-month period ended March 31, 2021, compared with 39.5% for the same prior year period. The increase in personnel expenses for the three-month period ended March 31, 2021 was primarily due to additions to staffing in support of strategic growth initiatives, additional staffing required to support volume increases, and increased levels of incentive compensation.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $2.7 million for the three-month period ended March 31, 2021, compared with $2.4 million for the same prior year period. The increase for the three-month period ended March 31, 2021 was primarily related to ongoing investments in software and technology related initiatives.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $3.7 million for the three-month period ended March 31, 2021, compared with $3.1 million for the same prior year period. The increase for the three-month period ended March 31, 2021 was primarily related to increases in premium-related taxes and licensing, and title and service fees, partially offset by a decline in business development expenses.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 51.3% for the three-month period ended March 31, 2021, compared with the same prior year period. Commission expense as a percentage of net premiums written by agents was 69.2% for the three-month period ended March 31, 2021, compared with 70.3% for the same prior year period. The changes in commission expense, and commission expense as a percentage of net premiums written, were primarily related to increased premiums written by agents and changes in geographic mix for the three-month period ended March 31, 2021. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims increased 75.6% for the three-month period ended March 31, 2021, compared with the same prior year period. The provision for claims as a percentage of net premiums written was 2.6% for the three-month period ended March 31, 2021, compared with 2.3% for the same prior year period. The increase in the provision for claims for the three-month period ended March 31, 2021 was primarily due to additional underwriting risks caused by the increase in premiums written, partially offset by a higher level of favorable loss development related to recent policy years.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $613 thousand and $832 thousand for the three-month periods ended March 31, 2021 and 2020, respectively.

At March 31, 2021, the total reserve for claims was $34.6 million. Of that total, approximately $3.5 million was reserved for specific claims, and approximately $31.1 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision (benefit) for income taxes was $3.5 million for the three-month period ended March 31, 2021, compared with $(1.5) million for the same prior year period. Income tax expense (benefit), including federal and state taxes, as a percentage of income (loss) before income taxes was 20.2% for the three-month period ended March 31, 2021, compared with 17.8% for the same prior year period. The increase in the income tax expense (benefit) as a percentage of income (loss) before income taxes primarily relates to a higher percentage of taxable, relative to tax exempt, income. The effective income tax rates for both 2021 and 2020 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through March 31, 2021 will be realized. However, this judgment could be impacted by further market fluctuations.

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

The extent to which COVID-19 impacts the Company's future operations will depend on future developments which cannot be predicted with certainty at this time, including the duration and severity of the pandemic, actions taken to contain the spread of the virus and its variants, regulatory actions taken as a result of the outbreak and the availability and rate of vaccinations.  Currently, the Company is fully operational and has not had any reductions in workforce during 2021 or 2020. A large portion of the Company's workforce is performing their job functions remotely.  The Company has not taken stimulus relief funding or incurred any other forms of debt.

Cash Flows – Net cash flows provided by operating activities were $8.2 million and $2.0 million for the three-month periods ended March 31, 2021 and 2020, respectively. Cash flows provided by operating activities increased in the first quarter of 2021 from the comparable period in 2020, primarily due to net income increasing before and after adjustments for non-cash items, such as changes in the estimated fair value of equity security investments and the provision for deferred income taxes, and changes in other assets; partially offset by the timing of payable disbursements.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities and the payment of dividends. Net cash was provided by investing activities in the first quarter of 2021, compared with net cash being used in investing activities in the prior year period, due to proceeds received from investments outpacing purchases of investments.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of March 31, 2021, the Company held cash and cash equivalents of $23.0 million, short-term investments of $30.5 million, available-for-sale fixed maturity securities of $103.0 million and equity securities of $64.6 million. The net effect of all activities on total cash and cash equivalents was an increase of $9.2 million in 2021.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of March 31, 2021, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, especially with the onset and continued spread of COVID-19, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is carefully monitoring the COVID-19 situation and any other trends that are likely to result in material adverse liquidity changes, and will continually assess its capital allocation strategy, including decisions relating to payment of dividends, repurchasing the Company’s common stock and/or conserving cash.

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company did not purchase any shares in either of the three-month periods ended March 31, 2021 and 2020.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $1.6 million for the three-month period ended March 31, 2021. In 2021, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations: As of March 31, 2021, the Company had a claims reserve totaling $34.6 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at March 31, 2021 and December 31, 2020 were approximately $13.3 million and $12.5 million, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases. A portion of the Company's current leases include an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2021 is $2.9 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements.

In the normal course of business, the Company enters into other contractual commitments for goods and services needed for operations. Such commitments are not expected to have a material adverse effect on the Company’s liquidity.

Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through limited liability companies that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $247.9 million and $237.9 million as of March 31, 2021 and December 31, 2020, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

External assets under management of Investors Trust Company are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets.

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

Recent Accounting Standards

For a description of recent accounting pronouncements, please refer to Note 1 in Notes to unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

•the impact of COVID-19, including its variants, or other pandemics;
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

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the SEC. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, including under the heading "Risk Factors". The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider the possibility that actual results may differ materially from our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2021.

The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended March 31, 2021, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (*)
Beginning of period				428,161
January 1 through January 31, 2021	—	$—	—	428,161
February 1 through February 28, 2021	—	—	—	428,161
March 1 through March 31, 2021	—	—	—	428,161
Total	—	$—	—	428,161

(*) For the quarter ended March 31, 2021, the Company purchased no shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

10.1
Amended and Restated Death Benefit Plan Agreement effective January 1, 2021 for J. Allen Fine (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2021)

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

Dated:  May 10, 2021