Form 10-Q
period 2021-06-30
INVESTORS TITLE CO
filed 2021-08-09
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 21, 2021, there were 1,894,122 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2021 and December 31, 2020
(in thousands)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$31,583	$13,723
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: June 30, 2021: $83,968; December 31, 2020: $112,037)	88,982	117,713
Equity securities, at fair value (cost: June 30, 2021: $29,406; December 31, 2020: $32,478)	69,915	64,919
Short-term investments	44,446	15,170
Other investments	15,031	15,493
Total investments	218,374	213,295

Premium and fees receivable	21,388	19,427
Accrued interest and dividends	850	1,038
Prepaid expenses and other receivables	13,800	9,418
Property, net	15,010	11,160
Goodwill and other intangible assets, net	9,980	9,771
Operating lease right-of-use assets	3,383	3,533
Other assets	1,767	1,560
Current income taxes receivable	804	—
Total Assets	$316,939	$282,925

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$35,303	$33,584
Accounts payable and accrued liabilities	34,724	36,020
Operating lease liabilities	3,510	3,669
Current income taxes payable	—	638
Deferred income taxes, net	11,464	8,592
Total liabilities	85,001	82,503

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,894 and 1,892 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	228,133	196,096
Accumulated other comprehensive income	3,805	4,326
Total stockholders' equity	231,938	200,422
Total Liabilities and Stockholders’ Equity	$316,939	$282,925

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2021 and 2020
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net premiums written	$67,527	$47,479	$129,004	$86,106
Escrow and other title-related fees	3,487	2,018	6,285	3,860
Non-title services	2,408	1,975	4,486	4,522
Interest and dividends	898	1,105	1,914	2,282
Other investment income	1,483	526	2,424	966
Net realized investment gains	182	553	503	141
Changes in the estimated fair value of equity security investments	4,829	7,972	8,068	(6,486)
Other	4,147	120	4,355	258
Total Revenues	84,961	61,748	157,039	91,649

Operating Expenses:
Commissions to agents	34,346	24,089	64,888	44,276
Provision for claims	1,436	1,994	3,027	2,900
Personnel expenses	15,914	12,248	32,067	24,057
Office and technology expenses	3,211	2,457	5,953	4,872
Other expenses	4,766	3,038	8,501	6,151
Total Operating Expenses	59,673	43,826	114,436	82,256

Income before Income Taxes	25,288	17,922	42,603	9,393

Provision for Income Taxes	5,506	3,427	8,998	1,909

Net Income	$19,782	$14,495	$33,605	$7,484

Basic Earnings per Common Share	$10.44	$7.66	$17.74	$3.96

Weighted Average Shares Outstanding – Basic	1,894	1,892	1,894	1,891

Diluted Earnings per Common Share	$10.42	$7.65	$17.70	$3.95

Weighted Average Shares Outstanding – Diluted	1,899	1,895	1,898	1,895

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2021 and 2020
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$19,782	$14,495	$33,605	$7,484
Other comprehensive income (loss), before tax:
Accumulated postretirement benefit obligation adjustment	—	—	—	(41)
Net unrealized gain (loss) on investments arising during the period	59	1,423	(691)	1,032
Reclassification adjustment for sale of securities included in net income	53	—	30	(30)
Reclassification adjustment for write-down of securities included in net income	—	—	—	482
Other comprehensive income (loss), before tax	112	1,423	(661)	1,443
Income tax benefit related to postretirement health benefits	—	—	—	(9)
Income tax expense (benefit) related to net unrealized gain (loss) on investments arising during the period	12	305	(146)	218
Income tax expense (benefit) related to reclassification adjustment for sale of securities included in net income	11	—	6	(6)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	—	—	—	110
Net income tax expense (benefit) on other comprehensive income (loss)	23	305	(140)	313
Other comprehensive income (loss)	89	1,118	(521)	1,130
Comprehensive Income	$19,871	$15,613	$33,084	$8,614

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2021 and 2020
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2020	1,891	$—	$180,535	$3,112	$183,647
Net income			14,495		14,495
Dividends paid ($0.44 per share)			(832)		(832)
Exercise of stock appreciation rights	1		—		—
Share-based compensation expense related to stock appreciation rights			37		37
Net unrealized gain on investments				1,118	1,118
Balance, June 30, 2020	1,892	$—	$194,235	$4,230	$198,465

Balance, March 31, 2021	1,894	$—	$209,157	$3,716	$212,873
Net income			19,782		19,782
Dividends paid ($0.46 per share)			(873)		(873)
Share-based compensation expense related to stock appreciation rights			67		67
Net unrealized gain on investments				89	89
Balance, June 30, 2021	1,894	$—	$228,133	$3,805	$231,938

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	1,889	$—	$188,262	$3,100	$191,362
Net income			7,484		7,484
Dividends paid ($0.88 per share)			(1,664)		(1,664)
Exercise of stock appreciation rights	3		(1)		(1)
Share-based compensation expense related to stock appreciation rights			154		154
Accumulated postretirement benefit obligation adjustment				(32)	(32)
Net unrealized gain on investments				1,162	1,162
Balance, June 30, 2020	1,892	$—	$194,235	$4,230	$198,465

Balance, December 31, 2020	1,892	$—	$196,096	$4,326	$200,422
Net income			33,605		33,605
Dividends paid ($0.90 per share)			(1,705)		(1,705)
Exercise of stock appreciation rights	2		(1)		(1)
Share-based compensation expense related to stock appreciation rights			138		138
Net unrealized loss on investments				(521)	(521)
Balance, June 30, 2021	1,894	$—	$228,133	$3,805	$231,938

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2021 and 2020
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$33,605	$7,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	880	933
Amortization of investments, net	535	475
Amortization of other intangible assets, net	273	252
Share-based compensation expense related to stock appreciation rights	138	154
Net gain on disposals of property	(3,991)	(17)
Net realized investment gains	(503)	(141)
Net change in estimated fair value of equity security investments	(8,068)	6,486
Net earnings from other investments	(1,522)	(806)
Provision for claims	3,027	2,900
Provision (benefit) for deferred income taxes	3,013	(1,285)
Changes in assets and liabilities:
Increase in premium and fees receivable	(1,961)	(2,735)
Increase in other assets	(4,883)	(5,013)
Decrease in operating lease right-of-use assets	150	414
Increase in current income taxes receivable	(804)	—
(Decrease) increase in accounts payable and accrued liabilities	(1,296)	9,110
Decrease in operating lease liabilities	(159)	(409)
Decrease in current income taxes payable	(638)	(219)
Payments of claims, net of recoveries	(1,308)	(1,539)
Net cash provided by operating activities	16,488	16,044

Investing Activities
Purchases of equity securities	(1,468)	(7,633)
Purchases of short-term investments	(31,612)	(13,528)
Purchases of other investments	(414)	(750)
Proceeds from sales and maturities of fixed maturity securities	27,562	3,079
Proceeds from sales of equity securities	5,013	6,991
Proceeds from sales and maturities of short-term investments	2,338	1,939
Proceeds from sales and distributions of other investments	2,397	664
Proceeds from sales of other assets	1	22
Purchases of property	(6,060)	(1,446)
Proceeds from the sale of property	5,321	43
Net cash provided by (used in) investing activities	3,078	(10,619)

Financing Activities
Exercise of stock appreciation rights	(1)	(1)
Dividends paid	(1,705)	(1,664)
Net cash used in financing activities	(1,706)	(1,665)

Net Increase in Cash and Cash Equivalents	17,860	3,760
Cash and Cash Equivalents, Beginning of Period	13,723	25,949
Cash and Cash Equivalents, End of Period	$31,583	$29,709

Consolidated Statements of Cash Flows, continued
	Six Months Ended June 30,
	2021	2020
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$7,423	$3,413
Non-Cash Investing and Financing Activities:
Non-cash net unrealized loss (gain) on investments, net of deferred tax benefit (provision) of $140 and $(322) for June 30, 2021 and 2020, respectively	$521	$(1,162)
Adjustments to postretirement benefits obligation, net of deferred tax benefit of $— and $9 for June 30, 2021 and 2020, respectively	$—	$32

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2021
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2021 or any other interim period.

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

Note 2 – Reserve for Claims

Activity in the reserve for claims for the six-month period ended June 30, 2021 and the year ended December 31, 2020 are summarized as follows:

(in thousands)	June 30, 2021	December 31, 2020
Balance, beginning of period	$33,584	$31,333
Provision charged to operations	3,027	5,204
Payments of claims, net of recoveries	(1,308)	(2,953)
Balance, end of period	$35,303	$33,584

The total reserve for all reported and unreported losses the Company incurred through June 30, 2021 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through June 30, 2021. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	June 30, 2021	%	December 31, 2020	%
Known title claims	$3,222	9.1	$3,585	10.7
IBNR	32,081	90.9	29,999	89.3
Total reserve for claims	$35,303	100.0	$33,584	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income	$19,782	$14,495	$33,605	$7,484
Weighted average common shares outstanding – Basic	1,894	1,892	1,894	1,891
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	5	3	4	4
Weighted average common shares outstanding – Diluted	1,899	1,895	1,898	1,895
Basic earnings per common share	$10.44	$7.66	$17.74	$3.96
Diluted earnings per common share	$10.42	$7.65	$17.70	$3.95

There were 14 thousand and 20 thousand potential shares excluded from the computation of diluted earnings per share for the three-month periods ended June 30, 2021 and 2020, respectively, due to the out-of-the-money status of the related share-based awards. There were 14 thousand and 15 thousand potential shares excluded from the computation of diluted earnings per share for the six-month periods ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	30	$124.13	3.53	$1,352
SARs granted	14	137.40
SARs exercised	(8)	75.75
Outstanding as of December 31, 2020	36	$139.16	4.38	$903
SARs granted	5	184.26
SARs exercised	(3)	68.70
Outstanding as of June 30, 2021	38	$150.06	4.56	$1,122

Exercisable as of June 30, 2021	28	$148.09	3.91	$889

Unvested as of June 30, 2021	10	$155.32	6.28	$233

During the second quarters of 2021 and 2020, the Company issued 5 thousand and 4 thousand share-settled SARs, respectively, to directors of the Company. During the first quarter of 2020, the Company also issued 7 thousand share-settled SARs to directors and employees of the Company. There were no such first quarter issuances in 2021, as all 2021 issuances of share-settled SARs were made in the second quarter. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.  The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted average fair values for the SARs issued during 2021 and 2020 were $59.83 and $34.45, respectively, and were estimated using the weighted average assumptions shown in the table below.

	2021			2020
Expected Life in Years	7.0	-	7.0	6.2	-	7.0
Volatility	33.9%			28.5%
Interest Rate	1.3%			0.7%
Yield Rate	1.1%			1.2%

There was approximately $139 thousand and $154 thousand of compensation expense relating to SARs vesting on or before June 30, 2021 and 2020, respectively, included in personnel expenses in the unaudited Consolidated Statements of Operations. As of June 30, 2021, there was $468 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$74,599	$6,655	$(3,685)	$77,569
Investment income	6,504	706	—	7,210
Net realized gain on investments	161	21	—	182
Total revenues	$81,264	$7,382	$(3,685)	$84,961
Operating expenses	60,521	2,686	(3,534)	59,673
Income before income taxes	$20,743	$4,696	$(151)	$25,288
Total assets	$239,572	$77,367	$—	$316,939

Three Months Ended June 30, 2020 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$51,158	$2,168	$(1,734)	$51,592
Investment income	8,358	1,245	—	9,603
Net realized gain on investments	527	26	—	553
Total revenues	$60,043	$3,439	$(1,734)	$61,748
Operating expenses	43,074	2,340	(1,588)	43,826
Income before income taxes	$16,969	$1,099	$(146)	$17,922
Total assets	$204,523	$75,385	$—	$279,908

Six Months Ended June 30, 2021 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$141,120	$8,993	$(5,983)	$144,130
Investment income	10,900	1,506	—	12,406
Net realized gain on investments	393	110	—	503
Total revenues	$152,413	$10,609	$(5,983)	$157,039
Operating expenses	115,051	5,071	(5,686)	114,436
Income before income taxes	$37,362	$5,538	$(297)	$42,603
Total assets	$239,572	$77,367	$—	$316,939

Six Months Ended June 30, 2020 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$93,011	$4,973	$(3,238)	$94,746
Investment loss	(3,102)	(136)	—	(3,238)
Net realized gain (loss) on investments	590	(449)	—	141
Total revenues	$90,499	$4,388	$(3,238)	$91,649
Operating expenses	80,517	4,685	(2,946)	82,256
Income (loss) before income taxes	$9,982	$(297)	$(292)	$9,393
Total assets	$204,523	$75,385	$—	$279,908

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $13.4 million and $12.5 million as of June 30, 2021 and December 31, 2020, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Service cost – benefits earned during the year	$—	$—	$—	$—
Interest cost on the projected benefit obligation	7	8	14	16
Amortization of unrecognized losses	—	—	—	—
Net periodic benefit cost	$7	$8	$14	$16

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of June 30, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$17,274	$1,083	$—	$18,357
Special revenue issuer obligations of U.S. states, territories and political subdivisions	43,468	2,900	2	46,366
Corporate debt securities	23,226	1,050	17	24,259
Total	$83,968	$5,033	$19	$88,982

As of December 31, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$24,026	$57	$—	$24,083
General obligations of U.S. states, territories and political subdivisions	17,391	1,262	—	18,653
Special revenue issuer obligations of U.S. states, territories and political subdivisions	44,939	3,270	3	48,206
Corporate debt securities	25,681	1,114	24	26,771
Total	$112,037	$5,703	$27	$117,713

The special revenue category for both periods presented includes approximately 50 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at June 30, 2021 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,443	$24,586
Due one year through five years	47,393	50,670
Due five years through ten years	11,313	12,338
Due after ten years	819	1,388
Total	$83,968	$88,982

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2021 and December 31, 2020:

	Less than 12 Months		12 Months or Longer		Total
As of June 30, 2021 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—	$1,103	$(2)	$1,103	$(2)
Corporate debt securities	17,887	(17)	—	—	17,887	(17)
Total temporarily impaired securities	$17,887	$(17)	$1,103	$(2)	$18,990	$(19)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2020 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—	$1,103	$(3)	$1,103	$(3)
Corporate debt securities	20,630	(24)	—	—	20,630	(24)
Total temporarily impaired securities	$20,630	$(24)	$1,103	$(3)	$21,733	$(27)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which the estimated fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 10 and 6 fixed maturity securities had unrealized losses at June 30, 2021 and December 31, 2020, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded $0 and $482 thousand of other-than-temporary impairment charges related to fixed maturity securities for the six-month periods ended June 30, 2021 and 2020, respectively. Expenses related to other-than-temporary impairments are recorded in net realized investment gains in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of June 30, 2021 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$29,406	$69,915
Total	$29,406	$69,915

As of December 31, 2020 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$32,478	$64,919
Total	$32,478	$64,919

Unrealized holding gains and losses are reported in the unaudited Consolidated Statements of Operations as changes in the estimated fair value of equity security investments.

Net Realized Investment Gains

Gross realized gains and losses on sales of investments for the six-month periods ended June 30 are summarized as follows:

(in thousands)	2021	2020
Gross realized gains from securities:
Corporate debt securities	$53	$30
Common stocks	1,079	1,574
Total	$1,132	$1,604
Gross realized losses from securities:
Corporate debt securities	$(24)	$—
Common stocks	(606)	(1,008)
Other-than-temporary impairment of securities	—	(482)
Total	$(630)	$(1,490)
Net realized gains from securities	$502	$114
Gross realized gains (losses) on other investments:
Gains on other investments	$1	$32
Losses on other investments	—	(5)
Total	$1	$27
Net realized investment gains	$503	$141

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of June 30, 2021:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$276	$276	$1,768
Real estate LLCs or LPs	Other investments	5,034	5,177	7,750
Small business investment LPs	Other investments	7,427	7,177	13,295
Total		$12,737	$12,630	$22,813

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of June 30, 2021 and December 31, 2020, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of June 30, 2021 and December 31, 2020:

As of June 30, 2021 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$—	$64,723	$—	$64,723
Corporate debt securities	—	24,259	—	24,259
Total	$—	$88,982	$—	$88,982

As of December 31, 2020 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$24,083	$66,859	$—	$90,942
Corporate debt securities	—	26,771	—	26,771
Total	$24,083	$93,630	$—	$117,713

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of June 30, 2021 and December 31, 2020:

As of June 30, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$31,583	$—	$—	$31,583
Accrued interest and dividends	850	—	—	850
Equity securities, at fair value:
Common stocks	69,915	—	—	69,915
Short-term investments:
Money market funds and commercial paper	44,446	—	—	44,446
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,209	6,209
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,822	8,822
Total	$146,794	$—	$15,031	$161,825

As of December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,723	$—	$—	$13,723
Accrued interest and dividends	1,038	—	—	1,038
Equity securities, at fair value:
Common stocks	64,919	—	—	64,919
Short-term investments:
Money market funds, Treasury bills, commercial paper and certificates of deposit	15,170	—	—	15,170
Other investments:
Equity investments in unconsolidated affiliates, equity method	—	—	6,752	6,752
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,741	8,741
Total	$94,850	$—	$15,493	$110,343

The Company did not hold any Level 3 category debt or marketable equity investment securities as of June 30, 2021 or December 31, 2020.

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

Certain equity investments under the measurement alternative are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. There were no impairments of such investments made during the six-month period ended June 30, 2021 or the twelve-month period ended December 31, 2020. The following table presents a rollforward of equity investments under the measurement alternative as of June 30, 2021 and December 31, 2020:

(in thousands)	Balance, December 31, 2020	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, June 30, 2021
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$8,741	$—	$—	$345	$(264)	$8,822
Total	$8,741	$—	$—	$345	$(264)	$8,822

(in thousands)	Balance, December 31, 2019	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2020
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$7,899	$—	$—	$1,227	$(385)	$8,741
Total	$7,899	$—	$—	$1,227	$(385)	$8,741

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

Like-Kind Exchanges Proceeds – In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $370.5 million and $237.9 million as of June 30, 2021 and December 31, 2020, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other revenue rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

COVID-19 – While certain COVID-19 vaccines have been approved and are now generally available for use in the United States and certain other countries, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume. In light of the increasing percentage of vaccinated individuals, many previously implemented restrictions have gradually been lifted. While the number of new cases is significantly below the levels witnessed at the height of the pandemic, there has been a recent uptick in the number of new cases. Despite the availability of vaccines, COVID-19 continues to spread across the globe, including in U.S. states where the Company conducts business. The COVID-19 pandemic has negatively impacted worldwide economic activity and created significant volatility and disruptions of financial markets. In response, the U.S. government and its agencies have taken a number of significant measures to provide fiscal and monetary stimulus. Such actions included an unscheduled cut to the federal funds rate, the introduction of new programs to preserve market liquidity, extended unemployment and sick leave benefits, mortgage loan forbearance actions, low-interest loans for working capital access and payroll assistance, and other relief measures for both workers and businesses. The Company has remained fully operational throughout the pandemic and did not have any reductions in workforce during 2020 or the first half of 2021. A large portion of the Company's workforce is performing their job functions remotely. The Company has not taken stimulus relief funding or incurred any other forms of debt.

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

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these LLCs. The following tables set forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of June 30, 2021	As of December 31, 2020
Other investments	$6,209	$6,752
Premium and fees receivable	$848	$753

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net premiums written	$7,165	$6,053	$13,934	$10,110
Non-title services and other investment income	$1,078	$636	$1,830	$1,137
Commissions to agents	$4,789	$4,114	$9,263	$6,793

Note 9 – Intangible Assets, Goodwill and Title Plants

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the six-month periods ended June 30, 2021 and 2020 that would indicate the carrying amounts may not be recoverable, and therefore determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Referral relationships	$6,708	$6,416
Non-compete agreements	1,409	1,406
Tradename	747	560
Total	8,864	8,382
Accumulated amortization	(3,234)	(2,961)
Identifiable intangible assets, net	$5,630	$5,421

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2021	$270
2022	574
2023	574
2024	522
2025	504
Thereafter	2,999
Total	$5,443

Goodwill and Title Plants

As of June 30, 2021, the Company recognized $4.4 million in goodwill and $857 thousand in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, management determined that no events or changes in circumstances occurred during the six-month periods ended June 30, 2021 and 2020 that would indicate the carrying amounts may not be recoverable, and therefore determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive Income

The following tables provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at March 31	$3,860	$(144)	$3,716
Other comprehensive income before reclassifications	47	—	47
Amounts reclassified from accumulated other comprehensive income	42	—	42
Net current-period other comprehensive income	89	—	89
Ending balance	$3,949	$(144)	$3,805

Three Months Ended June 30, 2020 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at March 31	$3,176	$(64)	$3,112
Other comprehensive income before reclassifications	1,118	—	1,118
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	1,118	—	1,118
Ending balance	$4,294	$(64)	$4,230

Six Months Ended June 30, 2021 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$4,470	$(144)	$4,326
Other comprehensive loss before reclassifications	(545)	—	(545)
Amounts reclassified from accumulated other comprehensive income	24	—	24
Net current-period other comprehensive loss	(521)	—	(521)
Ending balance	$3,949	$(144)	$3,805

Six Months Ended June 30, 2020 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$3,132	$(32)	$3,100
Other comprehensive income (loss) before reclassifications	814	(32)	782
Amounts reclassified from accumulated other comprehensive income	348	—	348
Net current-period other comprehensive income (loss)	1,162	(32)	1,130
Ending balance	$4,294	$(64)	$4,230

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three- and six-month periods ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021 (in thousands)
Details about Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$(53)
Other-than-temporary impairments	—
Total	$(53)	Net realized investment gains
Tax	11	Provision for income taxes
Net of Tax	$(42)
Reclassifications for the period	$(42)

Three Months Ended June 30, 2020 (in thousands)
Details about Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Other-than-temporary impairments	—
Total	$—	Net realized investment gains
Tax	—	Provision for income taxes
Net of Tax	$—
Reclassifications for the period	$—

Six Months Ended June 30, 2021 (in thousands)
Details about Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$(30)
Other-than-temporary impairments	—
Total	$(30)	Net realized investment gains
Tax	6	Provision for income taxes
Net of Tax	$(24)
Reclassifications for the period	$(24)

Six Months Ended June 30, 2020 (in thousands)
Details about Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized loss on investments	$30
Other-than-temporary impairments	(482)
Total	$(452)	Net realized investment gains
Tax	104	Provision for income taxes
Net of Tax	$(348)
Reclassifications for the period	$(348)

Note 11 – Revenue from Contracts with Customers

ASC 606, Revenue from Contracts with Customers requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance does not apply to revenue associated with insurance contracts (including title insurance policies), financial instruments and lease contracts; and therefore is primarily applicable to the following Company revenue categories.

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue from contracts with customers:
Escrow and other title-related fees	$3,487	$2,018	$6,285	$3,860
Non-title services	2,408	1,975	4,486	4,522
Total revenue from contracts with customers	5,895	3,993	10,771	8,382
Other sources of revenue:
Net premiums written	67,527	47,479	129,004	86,106
Investment-related revenue	7,392	10,156	12,909	(3,097)
Other	4,147	120	4,355	258
Total revenues	$84,961	$61,748	$157,039	$91,649

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

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s operating leases follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating leases	$326	$321	$652	$641
Short-term leases (b)	92	36	156	66
Lease expense	$418	$357	$808	$707
Sub-lease income	—	—	—	—
Lease cost	$418	$357	$808	$707

(b)	Leases with an initial term of twelve months or less are not recorded on the unaudited Consolidated Balance Sheets.

Components of the operating lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Current:
Operating lease liabilities	$1,027	$1,068
Non-current:
Operating lease liabilities	2,483	2,601
Total operating lease liabilities	$3,510	$3,669

The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2021, are summarized as follows:

Year Ended (in thousands)
2021	$626
2022	1,043
2023	752
2024	580
2025	393
Thereafter	450
Total undiscounted payments	$3,844
Less: present value adjustment	(334)
Operating lease liabilities	$3,510

Supplemental lease information is as follows:

	As of June 30, 2021	As of December 31, 2020
Weighted average remaining lease term (years)	4.22	4.24
Weighted average discount rate	4.5%	4.6%

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

Overview

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 93.6% of the Company's revenues for the six-month period ended June 30, 2021. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

Business Trends and Recent Conditions; COVID-19 Pandemic
The housing market is heavily influenced by government policies and overall economic conditions. Regulatory reform and initiatives by various governmental agencies, including the Federal Reserve's monetary policy and other regulatory changes, could impact lending standards or the processes and procedures used by the Company. The current real estate environment, including interest rates and general economic activity, typically influence the demand for real estate. Purchase volume and refinance activity were strong in the latter half of 2020, which continued into the first half of 2021. However, variability of interest rates combined with ongoing supply constraints and volatility in the cost and availability of building materials in recent months could result in reduced purchase volumes during the second half of 2021.

While certain COVID-19 vaccines have been approved and are now generally available for use in the United States and certain other countries, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume. In light of the increasing percentage of vaccinated individuals, many previously implemented restrictions have gradually been lifted. While the number of new cases is significantly below the levels witnessed at the height of the pandemic, there has been a recent uptick in the number of new cases. Despite the availability of vaccines, COVID-19 continues to spread across the globe, including in U.S. states where the Company conducts business. The COVID-19 pandemic has negatively impacted worldwide economic activity and created significant volatility and disruptions of financial markets. In response, the U.S. government and its agencies have taken a number of significant measures to provide fiscal and monetary stimulus. Such actions included an unscheduled cut to the federal funds rate, the introduction of new programs to preserve market liquidity, extended unemployment and sick leave benefits, mortgage loan forbearance actions, low-interest loans for working capital access and payroll assistance, and other relief measures for both workers and businesses. The Company has remained fully operational throughout the pandemic and did not have any reductions in workforce during 2020 or the first half of 2021. A large portion of the Company's workforce is performing their job functions remotely. The Company has not taken stimulus relief funding or incurred any other forms of debt.

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

Regulatory Environment

The Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. In response to risk posed to economic activity by COVID-19, the FOMC in March 2020 lowered the target federal funds rate twice by a total of 150 basis points. As a result of these actions, the target federal funds rate now ranges between 0.00% and 0.25%. The FOMC has maintained this target range, although recent comments by several members of the FOMC have indicated the potential for future rate increases. In normal economic situations, future adjustments to the rate are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

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

The timing and nature of any reforms are currently unknown; however, the CFPB is expected to take a significantly more aggressive approach to using its rulemaking, supervision, and enforcement authorities under President Biden’s administration, and any changes to the CFPB or other governmental entities could affect the Company and its results of operations.

Real Estate Environment

The Mortgage Bankers Association's ("MBA") June 18, 2021 Mortgage Finance Forecast (“MBA Forecast”) projects 2021 purchase activity to increase 15.6% to $1,656 billion and mortgage refinance activity to decrease 24.5% to 1,809 billion, resulting in a net decrease in total mortgage originations of 9.5% to $3,465 billion, all from 2020 levels. In 2020, purchase activity accounted for 37.4% of all mortgage originations and is projected in the MBA Forecast to represent 47.8% of all mortgage originations in 2021. The MBA Forecast is projecting fewer total mortgage originations in 2022 and 2023, compared with 2021 levels. Due to the rapidly changing environment brought on by COVID-19, these projections and the impact of actual future developments on the Company could be subject to material change.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 2.9% and 3.4% for the six-month periods ended June 30, 2021 and 2020, respectively. Per the MBA Forecast, mortgage interest rates are projected to be 3.5% in the fourth quarter of 2021, and then further increase to 4.9% by 2023.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the six-month period ended June 30, 2021, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (the "SEC").

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three- and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenues:
Net premiums written	$67,527	$47,479	$129,004	$86,106
Escrow and other title-related fees	3,487	2,018	6,285	3,860
Non-title services	2,408	1,975	4,486	4,522
Interest and dividends	898	1,105	1,914	2,282
Other investment income	1,483	526	2,424	966
Net realized investment gains	182	553	503	141
Changes in the estimated fair value of equity security investments	4,829	7,972	8,068	(6,486)
Other	4,147	120	4,355	258
Total Revenues	84,961	61,748	157,039	91,649

Operating Expenses:
Commissions to agents	34,346	24,089	64,888	44,276
Provision for claims	1,436	1,994	3,027	2,900
Personnel expenses	15,914	12,248	32,067	24,057
Office and technology expenses	3,211	2,457	5,953	4,872
Other expenses	4,766	3,038	8,501	6,151
Total Operating Expenses	59,673	43,826	114,436	82,256

Income before Income Taxes	25,288	17,922	42,603	9,393

Provision for Income Taxes	5,506	3,427	8,998	1,909

Net Income	$19,782	$14,495	$33,605	$7,484

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 42.2% and 49.8% for the three- and six-month periods ended June 30, 2021 to $67.5 million and $129.0 million, compared with $47.5 million and $86.1 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2021 were primarily driven by lower average mortgage interest rates and an ongoing economic recovery continuing to drive strong levels of refinance activity and home sales.

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of premiums generated by branch and agency operations for the three- and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	%	2020	%	2021	%	2020	%
Home and Branch	$17,048	25.2	$12,973	27.3	$34,408	26.7	$22,868	26.6
Agency	50,479	74.8	34,506	72.7	94,596	73.3	63,238	73.4
Total	$67,527	100.0	$47,479	100.0	$129,004	100.0	$86,106	100.0

Home and Branch Office Net Premiums – In the Company's home and branch operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 31.4% and 50.5% for the three- and six-month periods ended June 30, 2021, respectively, compared with the same prior year periods. The increases for the three- and six-month periods ended June 30, 2021 were primarily attributable to lower average mortgage interest rates and an ongoing economic recovery continuing to drive strong levels of refinance activity and home sales.

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

Agency net premiums written increased 46.3% and 49.6% for the three- and six-month periods ended June 30, 2021, respectively, compared with the same prior year periods. The increases for the three- and six-month periods ended June 30, 2021 were primarily attributable to lower average mortgage interest rates and an ongoing economic recovery continuing to drive strong levels of refinance activity and home sales.

Following is a schedule of net premiums written for the three- and six-month periods ended June 30, 2021 and 2020 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State (in thousands)	2021	2020	2021	2020
North Carolina	$24,162	$18,098	$49,409	$32,041
Texas	12,886	8,462	24,238	15,979
Georgia	10,971	4,899	17,860	9,404
South Carolina	5,333	4,158	10,682	7,639
All Others	14,289	11,941	27,061	21,242
Premiums Written	67,641	47,558	129,250	86,305
Reinsurance Assumed	—	—	—	3
Reinsurance Ceded	(114)	(79)	(246)	(202)
Net Premiums Written	$67,527	$47,479	$129,004	$86,106

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. Escrow and other title-related fee revenues were $3.5 million and $6.3 million for the three- and six-month periods ended June 30, 2021, respectively, compared with $2.0 million and $3.9 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2021 were mainly due to growth in premiums.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $2.4 million and $4.5 million for the three- and six-month periods ended June 30, 2021, respectively, compared with $2.0 million and $4.5 million for the same prior year periods. The increase for the three-month period ended June 30, 2021 was primarily related to increases in exchange services income, trust fee income and agency management services income. For the six-month period ended June 30, 2021, revenue was virtually unchanged from the same prior year period as increases in trust fee income and agency management services income was partially offset by a decline in exchange services income.

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

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable or tax-exempt fixed maturity securities and equity securities.  The Company also invests in short-term investments that include money market funds and commercial paper. The Company strives to maintain a high quality investment portfolio.  Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

Interest and dividends were $898 thousand and $1.9 million for the three- and six-month periods ended June 30, 2021, respectively, compared with $1.1 million and $2.3 million for the same prior year periods. The decreases in 2021 were primarily related to lower interest rates on fixed maturity securities and lower levels of dividends received.

Other Investment Income

Other investment income consists primarily of income related to investments in unconsolidated affiliates, typically structured as limited liability companies ("LLCs"), accounted for under either the equity method of accounting or the measurement alternative for investments that do not have readily determinable fair values. The measurement alternative method requires investments without readily determinable fair values to be recorded at cost, less impairments, and plus or minus any changes resulting from observable price changes. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

Other investment income was $1.5 million and $2.4 million for the three- and six-month periods ended June 30, 2021, respectively, compared with $526 thousand and $966 thousand for the same prior year periods. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and or distributions received.

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

The net realized investment gains were $182 thousand and $503 thousand for the three- and six-month periods ended June 30, 2021, respectively, compared with $553 thousand and $141 thousand for the same prior year periods. The net realized investment gains for the six-month period ended June 30, 2020 included impairment charges of $482 thousand for certain fixed maturity securities the Company determined were other-than-temporarily impaired. There were no impairment charges recorded in 2021. Management believes unrealized losses on the remaining fixed maturity securities at June 30, 2021 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments

Changes in the estimated fair value of equity security investments were $4.8 million and $8.1 million for the three- and six-month periods ended June 30, 2021, respectively, compared with $8.0 million and $(6.5) million for the same prior year periods. Such fluctuations are the result of changes in general market conditions during the respective periods. In the first quarter of 2020, all major U.S. stock market indices substantially declined due to economic slowdowns and uncertainty resulting from COVID-19.

Other Revenues

Other revenues primarily include gains and losses on the disposal of fixed assets and miscellaneous revenues. Other revenues were $4.1 million and $4.4 million for the three- and six-month periods ended June 30, 2021, respectively, compared with $120 thousand and $258 thousand for the same prior year periods. The increase for the three- and six-month periods ended June 30, 2021 primarily related to a gain on the sale of a property.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 36.2% and 39.1% for the three- and six-month periods ended June 30, 2021, respectively, compared with the same prior year periods. The increases for the three- and six-month periods ended June 30, 2021 were primarily due to increases in commissions to agents and personnel expenses.

Following is a summary of the Company's operating expenses for the three- and six-month periods ended June 30, 2021 and 2020. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying unaudited Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	%	2020	%	2021	%	2020	%
Title Insurance	$57,021	95.6	$41,519	94.7	$109,433	95.6	$77,637	94.4
All Other	2,652	4.4	2,307	5.3	5,003	4.4	4,619	5.6
Total	$59,673	100.0	$43,826	100.0	$114,436	100.0	$82,256	100.0

On a combined basis, after-tax profit margins were 23.3% and 21.4% for the three- and six-month periods ended June 30, 2021, respectively, compared with 23.5% and 8.2% for the same prior year periods. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $15.9 million and $32.1 million for the three- and six-month periods ended June 30, 2021, respectively, compared with $12.2 million and $24.1 million for the same prior year periods. On a consolidated basis, personnel expenses as a percentage of total revenues were 18.7% and 20.4% for the three- and six-month periods ended June 30, 2021, respectively, compared with 19.8% and 26.2% for the same prior year period. The increases in personnel expenses for the three- and six-month periods ended June 30, 2021 were primarily due to staffing additions in support of strategic growth initiatives and volume increases.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $3.2 million and $6.0 million for the three- and six-month periods ended June 30, 2021, respectively, compared with $2.5 million and $4.9 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2021 were primarily related to ongoing investments in software and technology related initiatives.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $4.8 million and $8.5 million for the three- and six-month periods ended June 30, 2021, respectively, compared with $3.0 million and $6.2 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2021 were primarily related to increases in premium-related taxes and licensing, professional services, and title and service fees.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 42.6% and 46.6% for the three- and six-month periods ended June 30, 2021, respectively, compared with the same prior year periods. Commission expense as a percentage of net premiums written by agents was 68.0% and 68.6% for the three- and six-month periods ended June 30, 2021, respectively, compared with 69.8% and 70.0% for the same prior year periods. The changes in commission expense, and commission expense as a percentage of net premiums written, were primarily related to increased premiums written by agents and changes in geographic mix for the three- and six-month periods ended June 30, 2021. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims decreased 28.0% and increased 4.4% for the three- and six-month periods ended June 30, 2021, respectively, compared with the same prior year periods. The provision for claims as a percentage of net premiums written was 2.1% and 2.3% for the three- and six-month periods ended June 30, 2021, respectively, compared with 4.2% and 3.4% for the same prior year periods. The decrease in the provision for claims for the three-month period ended June 30, 2021 was driven by improved incurred claims experience and higher levels of favorable loss development related to prior policy years. The increase in the provision for claims for the six-month period ended June 30, 2021 was primarily due to additional underwriting risks caused by the increase in premiums written.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $1.3 million and $1.5 million for the six-month periods ended June 30, 2021 and 2020, respectively.

At June 30, 2021, the total reserve for claims was $35.3 million. Of that total, approximately $3.2 million was reserved for specific claims, and approximately $32.1 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $5.5 million and $9.0 million for the three- and six-month periods ended June 30, 2021, respectively, compared with $3.4 million and $1.9 million for the same prior year periods. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 21.8% and 21.1% for the three- and six-month periods ended June 30, 2021, compared with 19.1% and 20.3% for the same prior year periods. The increases in income tax expense as a percentage of income before income taxes primarily relate to a higher percentage of taxable, relative to tax exempt, income. The effective income tax rates for both 2021 and 2020 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through June 30, 2021 will be realized. However, this judgment could be impacted by further market fluctuations.

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

The extent to which COVID-19 impacts the Company's future operations will depend on future developments which cannot be predicted with certainty at this time, including the duration and severity of the pandemic, actions taken to contain the spread of the virus and its variants, regulatory actions taken as a result of the outbreak and the availability and rate of vaccinations. Throughout the pandemic, the Company has remained fully operational and has not had any reductions in workforce during 2021 or 2020. A large portion of the Company's workforce is performing their job functions remotely. The Company has not taken stimulus relief funding or incurred any other forms of debt.

Cash Flows – Net cash flows provided by operating activities was $16.5 million and $16.0 million for the six-month periods ended June 30, 2021 and 2020, respectively. Cash flows provided by operating activities differs from net income due to adjustments for non-cash items, such as changes in the estimated fair value of equity security investments, gains and losses on investments and property, the timing of disbursements for taxes and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities and the payment of dividends. Net cash was provided by investing activities in the first half of 2021, compared with net cash being used in investing activities in the prior year period, due to proceeds received from investments outpacing purchase activity.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of June 30, 2021, the Company held cash and cash equivalents of $31.6 million, short-term investments of $44.4 million, available-for-sale fixed maturity securities of $89.0 million and equity securities of $69.9 million. The net effect of all activities on total cash and cash equivalents was an increase of $17.9 million in 2021.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of June 30, 2021, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, especially with the continued spread of COVID-19 and its variants, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is carefully monitoring the COVID-19 situation and any other trends that are likely to result in material adverse liquidity changes, and will continually assess its capital allocation strategy, including decisions relating to payment of dividends, repurchasing the Company’s common stock and/or conserving cash.

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company did not purchase any shares in either the six-month period ended June 30, 2021 or 2020.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $6.1 million for the six-month period ended June 30, 2021. In 2021, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations: As of June 30, 2021, the Company had a claims reserve totaling $35.3 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at June 30, 2021 and December 31, 2020, were $13.4 million and $12.5 million, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases. A portion of the Company's current leases include an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2021 is $3.2 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $370.5 million and $237.9 million as of June 30, 2021 and December 31, 2020, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

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

Recent Accounting Standards

For a description of recent accounting pronouncements, please refer to Note 1 in the unaudited Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the SEC. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, including under the heading "Risk Factors", as well as the additional risk factor set forth in Part II, Item 1A of this Quarterly Report. The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider the possibility that actual results may differ materially from our forward-looking statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Like all companies, the Company’s IT systems have been, and likely will continue to be, the target of computer viruses, cyberattacks, phishing attacks and other malicious activity. For example, during the third quarter of 2021, the Company detected a ransomware attack believed to be limited to one entity that required a temporary interruption to the impacted entity’s computer network as the issue is being remediated. Promptly upon detection, the Company launched an investigation and initiated response protocols, including the engagement of external cybersecurity professionals and legal counsel. Although the Company is in the early stages of assessing the incident, based on the information currently known, the Company does not believe the ransomware attack will have a material impact on the Company's business, financial position and results of operations. While the Company has not experienced a known material breach to date, the occurrence or scope of such events is not always immediately apparent and there can be no assurance that we will not suffer additional attacks or incur more serious financial consequences or expense in the future. The Company invests resources in maintaining the security of its systems and adapting to evolving security threats. There is, however, no guarantee that its security measures will be adequate to prevent all cyberattacks. There is similarly no guarantee that the Company’s backup systems or disaster recovery procedures will be adequate to mitigate losses due to IT system disruptions in a timely fashion, and the Company may incur significant expense in correcting IT system emergencies. The Company’s reputation may also be damaged in the event of a serious IT breach or failure. Furthermore, as technology develops, and as cybercriminals become more capable, the difficulty and expense of maintaining IT security and redundancy may increase.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended June 30, 2021, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (*)
Beginning of period				428,161
April 1 through April 30, 2021	—	$—	—	428,161
May 1 through May 31, 2021	—	—	—	428,161
June 1 through June 30, 2021	—	—	—	428,161
Total	—	$—	—	428,161

(*) For the quarter ended June 30, 2021, the Company purchased no shares of the Company’s common stock pursuant to the Company’s ongoing purchase program that was initially announced on June 5, 2000.  On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board) have been purchased.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

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

Dated:  August 9, 2021