Form 10-K
period 2021-12-31
INVESTORS TITLE CO
filed 2022-03-14
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2021

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

☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the shares held by non-affiliates of the registrant as of June 30, 2021 was $245,803,076 based on the closing price on the Nasdaq Stock Market LLC.

As of February 17, 2022, there were 1,896,470 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 18, 2022 are incorporated by reference in Part III hereof.

Safe Harbor and Forward-Looking Statements

This Annual Report on Form 10-K, as well as information included in future filings by Investors Title Company (the “Company”) with the Securities and Exchange Commission (“SEC”) and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “should,” “could,” “would” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Without limitation, projected developments in mortgage interest rates and the overall economic environment set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Trends and Recent Conditions; COVID-19 Pandemic” constitute forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. For a description of factors that may cause actual results to differ materially from such forward-looking statements, refer to “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

•the impact of COVID-19, including its variants, or other pandemics, climate change, severe weather conditions or the occurrence of another catastrophic event;
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
•the Company’s reliance upon the North Carolina, Texas, Georgia and South Carolina markets for a significant portion of its premiums, comprising approximately 36.1%, 22.8%, 12.6% and 9.1% of premiums written, respectively;
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
•statutory requirements applicable to the Company’s insurance subsidiaries that require them to maintain minimum levels of capital, surplus and reserves and restrict the dividend amounts they may pay the Company without prior regulatory approval;
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

In 1988, the Company established ITEC to provide services in connection with tax-deferred exchanges of like-kind property pursuant to § 1031 of the Internal Revenue Code of 1986, as amended. ITEC acts as a qualified intermediary in tax-deferred exchanges of real property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange services division, ITEC and ITAC, are pursuant to provisions in the Internal Revenue Code. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange services division.

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

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital, surplus and reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, approving related party transactions, as well as examining and auditing title insurers. At December 31, 2021, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states where they are licensed. A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various state laws to maintain assets of a defined minimum quality and amount.

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

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in municipal government securities and investment grade corporate fixed maturity securities and equity securities. The Company’s fixed maturity securities are classified as available for sale and carried at estimated fair value. Equity securities are also carried at estimated fair value. The Company’s investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries. The Company’s investment portfolio is managed internally and via a wholly owned subsidiary. The securities in the Company’s portfolio are subject to economic conditions and normal market risks. Equity securities at December 31, 2021 and 2020 consisted of investments in various industry groups. The Company’s investment portfolio did not include any significant investments in banks, trust or insurance companies at December 31, 2021 or 2020. Short-term investments, which consist primarily of money market instruments, have an original maturity of one year or less, are carried at cost, which approximates fair value due to the short duration to maturity. In addition, at December 31, 2021 and 2020, the Company held investments that are accounted for using the equity method and measurement alternative method (refer to Note 1 of the Notes to the Consolidated Financial Statements).

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

EMPLOYEES AND HUMAN CAPITAL

The Company and its subsidiaries had 539 full-time employees and 23 part-time employees as of December 31, 2021. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

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

The Company is an equal opportunity employer, committed to creating an inclusive culture that supports all employees and is free of discrimination based on gender, race, ethnicity, religion, disability or other legally protected characteristic. The current makeup of the Company's Board of Directors satisfies the Nasdaq Stock Market LLC's rules related to board diversity, prior to the Company’s compliance period for such rules.

Compensation and Benefits

The Company strives to provide robust compensation and benefits to its employees. In addition to competitive salaries, compensation and benefit programs include annual bonuses, an employer-sponsored 401(k) plan, employer paid healthcare, life insurance, long and short term disability benefits, flexible spending accounts, an employee assistance program, and paid time off. The Company’s ability to attract and retain key personnel who are necessary to the operation of the business is critical to its success.

COVID-19 Pandemic

The health and wellness of the Company’s employees is also critical to its success. In an effort to keep the Company’s employees safe during the COVID-19 pandemic, the Company has implemented a number of health-related measures, including protocols governing social distancing and the use of face masks while on company property, a flexible policy for working from home, cleaning procedures at the Company’s corporate headquarters, and limitations on in-person meeting and other gatherings.

ADDITIONAL INFORMATION

The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company’s internet address is www.invtitle.com. The contents of the Company’s website, including the “Investor Relations” section, are not and shall not be deemed to be a part of this Annual Report on Form 10-K or any other SEC filing. The Company makes available free of charge through its internet website its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC, and also makes available the Section 16 reports on Forms 3, 4 and 5 of its insiders no later than the end of the business day following such filings. The information is free of charge and may be reviewed and downloaded from the website at any time. The “Investor Relations” section of the Company’s website also includes its Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating Committees of its Board of Directors.

Executive Officers of the Company

Following is information regarding the executive officers of the Company as of February 21, 2022. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	87	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	59	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	55	Executive Vice President, Secretary and Director

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

RISKS RELATED TO THE EFFECTS OF COVID-19 AND OTHER POTENTIAL PANDEMICS, HEALTH CRISES, CLIMATE CHANGE, SEVERE WEATHER CONDITIONS OR OTHER CATASTROPHIC EVENTS

Our business could be adversely affected by the COVID-19 pandemic, climate change, severe weather conditions or the occurrence of another catastrophic event.

The U.S. and other countries continue to experience an outbreak of COVID-19. The COVID-19 pandemic has negatively impacted worldwide economic activity and created significant volatility and disruptions of financial markets. In response, the U.S. government and its agencies have taken a number of significant measures to provide fiscal and monetary stimulus, and authorities have implemented numerous measures to try to contain the virus. These measures have impacted and may continue to impact the Company’s workforce and operations. The COVID-19 pandemic has caused the Company to modify its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and the Company may take further actions as may be required by government authorities or that the Company believes is in the best interests of its employees. The extent to which COVID-19 impacts the Company's future operations will depend on uncertain developments, including the duration and severity of the pandemic (including any of its variants), as well as uncertainty regarding the effects of government measures already taken, and which may be taken or continued in the future, to combat the spread of the virus and any of its variants, and/or provide additional economic stimulus. This situation is continually changing, and additional impacts may arise that the Company is not aware of currently. It is not currently possible to predict the extent that COVID-19 will impact the Company's financial position or results of operation, although it is possible that it could have a material adverse effect on the Company's business.

Climate change, extreme weather conditions and catastrophic events, such as future pandemic diseases, natural disasters and terrorist attacks, could have a material adverse effect on the Company’s future results of operations and financial condition. The Company’s business operations could be impacted, including availability of key Company personnel or the Company’s information technology systems, by volatility of real estate prices, significant climate migration, and disruptions to the real estate environment or financial markets. Given the unpredictable nature of these events with respect to size, severity, duration and geographic location, it is not currently possible to quantify the ultimate impact that they may have on the Company’s business.

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

Underwriting agents and approved settlement providers, which can include issuing agents and approved attorneys, perform a significant portion of the work necessary to issue the Company’s title insurance policies. These agents and providers operate with a substantial degree of independence from the Company, subject to certain contractual limitations. As a result, the Company’s use of title agents and approved providers could result in claims on the Company’s policies and other expenses due to fraud and negligence. Fraud, defalcation, errors and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business. Agents and approved attorneys typically handle large sums of money in trust pursuant to the closing of real estate transactions. Misappropriation of funds by any of these parties could result in title claims, some of which could be large and have a material negative impact on the Company’s results of operations and financial condition.

The Company relies upon the North Carolina, Texas, Georgia and South Carolina markets for a significant portion of its premiums. Changes in the economic or regulatory environments in these states could have an adverse impact on the Company.

North Carolina, Texas, Georgia and South Carolina are the largest sources of premium revenue for the Company’s title insurance subsidiaries. In 2021, these states represented 36.1%, 22.8%, 12.6% and 9.1% of total premiums written by the Company, respectively. A decrease in the level of real estate activity in these states, whether driven by weak economic conditions, changes in regulatory environments or other factors that influence demand, could have a negative impact on the Company’s financial results.

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

Refusal by major market lenders to accept the Company’s product offerings could have a material adverse effect on the Company. Furthermore, government-sponsored entities, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), often require the purchase of title insurance for home loans they securitize. The federal government has had discussions about the possible reform of Fannie Mae and Freddie Mac. Changes to these entities could impact the entire mortgage loan process and as a result, could impact the demand for title insurance. The timing and results of reform are currently unknown; however, changes to these entities could adversely impact the Company and its results of operations.

Unfavorable economic or other conditions could cause the Company to record impairment charges for all or a portion of its goodwill and other intangible assets.

As a result of acquisition activity, the Company has goodwill and other intangible assets that comprise approximately 4.8% of total assets as of December 31, 2021. Quarterly, the Company performs an impairment analysis that reviews changes in events or circumstances that could lead to the carrying value not being recoverable. Economic downturns or poor performance of the acquisitions could result in the Company recognizing an impairment of a portion or all of the goodwill and intangible assets on the Company’s books and could have a material adverse effect on the Company’s results of operations.

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

In addition to federal regulation, title insurance subsidiaries are subject to state regulations. The nature and extent of state regulations, which vary from state to state, typically involve, among other matters, licensing and renewal requirements and trade and marketing practices, including, but not limited to, the following:

•licensing of insurers and agents;
•capital and surplus requirements;
•approval, regulation or establishment of premium rates for insurance;
•limitations on types and amounts of investments;
•limitations on the size of risks that may be insured by a single company;
•filing of annual and other reports with respect to financial condition;
•the amount of dividends and other payments made by insurance subsidiaries;
•establishing reserves;
•accounting and financing practices;
•deposits of securities for the benefit of policyholders;
•trade and marketing practices;
•regulation of reinsurance;
•approval of policy forms; and
•use of personal information, including cybersecurity regulations.

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

The Company is an insurance holding company and it has no substantial operations of its own. Its principal assets are investments in its operating subsidiaries, primarily its insurance subsidiaries. The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans. The Company’s insurance subsidiaries are subject to regulations that limit the amount of dividends, loans or advances they may make to the Company. The restriction on these amounts is based on the amount of the insurance subsidiaries’ unassigned surplus and net income, with certain adjustments. Additionally, these subsidiaries are required to maintain minimum amounts of capital, surplus and reserves. As of December 31, 2021, approximately $117.9 million of consolidated shareholders’ equity represented the net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior approval by the appropriate regulatory body. In addition, the Company’s ability to pay dividends may be constrained by business considerations, such as the impact of dividends on insurer ratings or competitive position. These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or fund growth opportunities.

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

The Company relies on information technology (“IT”) systems for a wide range of activities involved in the delivery of its products and services, including, but not limited to, the following:

•process title insurance applications and policy issuances;
•perform due diligence on land titles;
•manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of the Company and its customers;
•manage billing, collections and payables, including insurance premiums and agent commissions;
•manage accounting and financial reporting; and
•manage payroll and human resources information.

The Company’s IT systems may be disrupted or fail, and information stolen or otherwise misappropriated, for a number of reasons, including:

•hacking, computer viruses, malware, ransomware or other cyberattacks;
•software “bugs”, hardware defects or human error;
•natural disasters, like fires, or pandemics; or
•power loss.

Any of these events could disrupt operations both internally and externally, which may result in the loss of revenues. These events could also result in the unauthorized release of proprietary and/or non-public information, or even defalcation of corporate or client funds.

Like all companies, the Company’s IT systems have been, and likely will continue to be, the target of computer viruses, cyberattacks, phishing attacks and other malicious activity. For example, during the third quarter of 2021, the Company detected a ransomware attack limited to one entity that required a temporary interruption to the impacted entity’s computer network as the issue was being remediated. Promptly upon detection, the Company launched an investigation and initiated response protocols, including the engagement of external cybersecurity professionals and legal counsel. Based on the information developed in the course of the investigation, the ransomware attack has not had, and is not expected to have, a material impact on the Company's business, financial position and results of operations. While the Company has not experienced a known material breach to date, the occurrence or scope of such events is not always immediately apparent and there can be no assurance that the Company will not suffer additional attacks or incur more serious financial consequences or expense in the future. The Company invests resources in maintaining the security of its systems and adapting to evolving security threats. There is, however, no guarantee that its security measures will be adequate to prevent all cyberattacks. There is similarly no guarantee that the Company’s backup systems or disaster recovery procedures will be adequate to mitigate losses due to IT system disruptions in a timely fashion, and the Company may incur significant expense in correcting IT system emergencies. The Company’s reputation may also be damaged in the event of a serious IT breach or failure. Furthermore, as technology develops, and as cybercriminals become more capable, the difficulty and expense of maintaining IT security and redundancy may increase.

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

The Company seeks to mitigate the financial risk associated with unauthorized disclosure of non-public information by maintaining cyber liability insurance coverage. As cybercriminals continue to become more sophisticated, the costs to insure against cyberattacks have risen and may continue to rise in the future.

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

The Company’s articles of incorporation, as amended (the “Articles”) and amended and restated bylaws (the “Bylaws” contain certain provisions that could delay, prevent or discourage transactions involving actual or potential changes of control, including transactions that may involve payment of a premium over prevailing market prices to the Company’s common shareholders. In addition, the Company has adopted a shareholder rights plan (the “Plan”). The provisions in the Company’s organizational documents and the rights set forth in the Plan are not intended to prevent a takeover of the Company, and the Company believes these protective measures are beneficial to the Company and its shareholders in the event of negotiations with a potential acquirer. These provisions are described in further detail in “Description of the Company’s Securities” incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Company’s Bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the state courts of North Carolina will be the sole and exclusive forum for substantially all disputes between the Company’s and its shareholders.

The Bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought in the name or right of the Company or on its behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Company to the Company or its shareholders, (iii) any action asserting a claim arising pursuant to any provision of the North Carolina Business Corporation Act (the “NCBCA”), the Articles, or the Bylaws, (iv) any action to interpret, apply, enforce, or determine the validity of the Articles or the Bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of the Articles or the Bylaws, shall be the state courts of North Carolina in and for Orange County, North Carolina, subject to designation or assignment to the North Carolina Business Court (or, if no state court located within the State of North Carolina has jurisdiction, the United States District Court for the Middle District of North Carolina). The Bylaws also provide that, notwithstanding the foregoing, (a) the provisions described above will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and (b) unless the Company consents in writing to the selection of an alternative forum, the federal district courts shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action against the Company or any director, officer, employee, or agent of the Company and arising under the Securities Act (however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder). The choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees and may also result in increased costs for shareholders to bring any such claim, which may discourage such lawsuits against the Company and its directors, officers, and other employees.

If a court were to find the choice of forum provision contained in the Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could harm the Company’s business, results of operations, and financial condition. Even if the Company is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data and Dividends

The common stock of the Company is traded under the symbol “ITIC” on the Nasdaq Stock Market LLC. The number of record holders of common stock at December 31, 2021 was 224. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories.

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
On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. No repurchases of the Company’s common stock under the plan were conducted during the quarter ended December 31, 2021. As of December 31, 2021, there was authority remaining under the plan to purchase up to an aggregate of 428,161 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. the Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

ITEM 6. [Reserved]

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

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 94.3% of the Company’s revenues in 2021. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

Business Trends and Recent Conditions; COVID-19 Pandemic

    The housing market is heavily influenced by government policies and overall economic conditions. Regulatory reform and initiatives by various governmental agencies, including the Federal Reserve's monetary policy and other regulatory changes, could impact lending standards or the processes and procedures used by the Company. The current real estate environment, including interest rates and general economic activity, typically influence the demand for real estate. Changes in either of these areas would likely impact the Company's results of operations. Purchase volume and refinance activity were strong in 2021 and 2020, however, variability of interest rates combined with ongoing supply constraints and volatility in the cost and availability of building materials in recent months could result in reductions in future periods.

Despite the widespread availability of vaccines, COVID-19 (including its variant strains) continues to impact U.S. states where the Company conducts business. The COVID-19 pandemic has negatively impacted worldwide economic activity and created significant volatility and disruptions of financial markets. In response, the U.S. government and its agencies have taken a number of significant measures to provide fiscal and monetary stimulus. Such actions have included an unscheduled cut to the federal funds rate, the introduction of new programs to preserve market liquidity, extended unemployment and sick leave benefits, mortgage loan forbearance actions, low-interest loans for working capital access and payroll assistance, and other relief measures for both workers and businesses. Many such actions have lapsed or otherwise been reduced as time has passed since the onset of the pandemic. The Company has remained fully operational throughout the pandemic and did not have any reductions in workforce during 2021 or 2020. A large number of the Company's employees are performing their job functions remotely. The Company has not taken stimulus relief funding or incurred any other forms of debt.

The COVID-19 pandemic has caused the Company to modify its business practices (including employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences). The COVID-19 pandemic and any of its variants could continue to affect the Company in a number of ways including, but not limited to, the impact of employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, potential decreases in net premiums written in the future, and future fluctuations in the Company's investment portfolio due to the pandemic and the economic disruption it is causing. Because of the inherent uncertainty regarding the duration and severity of the COVID-19 pandemic (including any of its variants) and its effects on the economy, as well as uncertainty regarding the effects of government measures already taken, and which may be taken or continued in the future, to combat the spread of the virus and any of its variants, and/or provide additional economic stimulus, the Company is currently unable to predict the ultimate impact of the pandemic.

Regulatory Environment

    The Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. In March 2020, the FOMC lowered the target federal funds rate twice by a total of 150 basis points in response to risk posed to economic activity by COVID-19. As a result of these actions, the target federal funds rate now ranges between 0.00% and 0.25%. The FOMC has maintained this target range, although the Federal Reserve disclosure issued on January 26, 2022 indicated that the FOMC expects that it will soon be appropriate to raise the target range. Further, the FOMC decided that it will continue to taper ongoing asset purchases, potentially bringing these purchases to an end in March 2022. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

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

Real Estate Environment

The Mortgage Bankers Association's (“MBA”) January 21, 2022 Mortgage Finance Forecast (“MBA Forecast”) projects 2022 purchase activity to increase 5.7% to $1,739 billion and refinance activity to decrease 63.3% to $861 billion, resulting in a decrease in total mortgage originations of 34.9% to $2,600 billion, all from 2021 levels. In 2021, purchase activity accounted for 41.2% of all mortgage originations and is projected in the MBA Forecast to represent 66.9% of all mortgage originations in 2022. Due to the rapidly changing environment brought on by COVID-19, as well as other potential factors, these projections and the impact of actual future developments on the Company could be subject to material change.

    According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 3.0% and 3.1% for the years ended December 31, 2021 and 2020, respectively. Per the MBA Forecast, mortgage interest rates are projected to increase over the subsequent 3-year period, reaching 4.3% in 2024.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The Consolidated Financial Statements of the Company are prepared in conformity with U.S. GAAP and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions, that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates and assumptions reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following estimates are both important to the portrayal of the Company’s financial condition and results of operations and require subjective or complex judgments and, therefore, management considers the following to be critical accounting estimates.

Reserve for Claim Losses

The Company’s reserve for claims is established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). The total reserve for all losses incurred but unpaid as of December 31, 2021 is represented by the reserve for claims totaling $36.8 million in the Consolidated Balance Sheets included in Item 8 of this Annual Report on Form 10-K (the “Consolidated Balance Sheets”). Of that total, approximately $3.3 million was reserved for specific claims which have been reported to the Company, and approximately $33.4 million was reserved for IBNR claims.

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

If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased three loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2021 would be as follows:

(in thousands)
Increase in loss ratio of three percentage points	$(6,491)
Decrease in loss ratio of three percentage points	$6,491

Company management believes that using a sensitivity of three loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the Company’s reserve for claims is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2021. The ultimate settlement of claims will likely vary from the reserve estimates included in the accompanying Consolidated Financial Statements. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a material adverse effect on the Company’s financial position or operating results.

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

Valuation, Impairment and Credit Losses of Investments in Securities

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

Other Investments: Other investments consist of investments in real estate and unconsolidated affiliated entities, typically structured as limited liability companies ("LLCs"), without readily determinable fair values.

Real estate investments are reported at amortized cost. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of real estate investments and makes any necessary adjustments, with any reductions in the carrying amount of these investments recorded in net realized investment gains in the Consolidated Statement of Operations when recognized.

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

Deferred Taxes

The Company recorded net deferred tax liabilities at December 31, 2021 and 2020. The deferred tax liabilities recorded during both periods primarily relate to net unrealized gains on investments, the excess of tax over book depreciation, intangible assets, and the recorded statutory premium reserve, net of reserve for claims. Refer to Note 8 to the Consolidated Financial Statements for further information on the Company’s deferred taxes.

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

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the years ended December 31, 2021 and 2020:

For the Years Ended December 31, (in thousands)	2021	2020
Revenues:
Net premiums written	$273,885	$205,418
Escrow and other title-related fees	13,678	8,321
Non-title services	9,667	8,693
Interest and dividends	3,773	4,393
Other investment income	6,920	3,723
Net realized investment gains	1,869	333
Changes in the estimated fair value of equity security investments	14,934	4,904
Other	4,772	623
Total Revenues	329,498	236,408

Operating Expenses:
Commissions to agents	142,815	106,807
Provision for claims	5,686	5,204
Personnel expenses	64,193	51,929
Office and technology expenses	13,059	9,951
Other expenses	18,813	12,856
Total Operating Expenses	244,566	186,747

Income before Income Taxes	84,932	49,661

Provision for Income Taxes	17,912	10,241

Net Income	$67,020	$39,420

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other income are discussed separately below. The following is a summary of the Company’s total revenue broken out between the title insurance segment and all other income with intersegment eliminations netted with each segment; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

(in thousands, except percentages)	2021	%	2020	%
Title Insurance	$310,592	94.3	$226,480	95.8
All Other	18,906	5.7	9,928	4.2
Total	$329,498	100.0	$236,408	100.0

Net Premiums Written

Net premiums written increased 33.3% in 2021 to $273.9 million, compared with $205.4 million in 2020. The increase in 2021, compared with 2020, was primarily driven by higher average home prices and continued low mortgage interest rates.

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

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of premiums generated by branch and agency operations for the years ended December 31:

(in thousands, except percentages)	2021	%	2020	%
Home and Branch	$68,585	25.0	$53,204	25.9
Agency	205,300	75.0	152,214	74.1
Total	$273,885	100.0	$205,418	100.0

Home and Branch Office Net Premiums: In the Company’s home and branch operations, the Company issues the insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 28.9% in 2021 to $68.6 million, compared with $53.2 million in 2020. The increase in net premiums written from home and branch operations for 2021, compared with 2020, was primarily attributable to higher average home prices and continued low mortgage interest rates.

All of the Company’s home office operations and the majority of branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina title insurance policies.

Agency Net Premiums: When a policy is written through a title agency, the premium is shared between the agency and the underwriter. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written increased 34.9% in 2021 to $205.3 million, compared with $152.2 million in 2020. The increase in 2021, compared with 2020, was primarily attributable to higher average home prices and continued low mortgage interest rates.

The following is a schedule of net premiums written in select states in which the Company’s two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

State (in thousands)	2021	2020
North Carolina	$99,049	$75,697
Texas	62,557	38,350
Georgia	34,619	23,502
South Carolina	24,981	18,752
All Others	53,197	49,410
Premiums Written	274,403	205,711
Reinsurance Assumed	—	3
Reinsurance Ceded	(518)	(296)
Net Premiums Written	$273,885	$205,418

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. In 2021, escrow and other title-related fee revenue increased 64.4% to $13.7 million, compared with $8.3 million in 2020, primarily due to increases in title ancillary services and commission income.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues increased 11.2% in 2021 to $9.7 million, compared with $8.7 million in 2020. The increase in 2021, compared with 2020, primarily related to increases in exchange services income, trust fee income and agency management services income.

Investment Related Revenues

Investment related revenues include interest and dividends, other investment income, net realized investment gains and changes in the estimated fair value of equity security investments.

Interest and Dividends

The Company derives a substantial portion of its income from investments in fixed maturity securities, which are primarily municipal and corporate fixed maturity securities, and equity securities. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. Fixed maturity securities totaling approximately $7.0 million and $7.2 million at December 31, 2021 and 2020, respectively, were deposited with the insurance departments of the states in which business is conducted.

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

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals. The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future. Securities purchased may include a combination of taxable or tax-exempt fixed maturity securities and equity securities. The Company also invests in short-term investments that typically include money market funds, and at times, the Company has or could invest in U.S. Treasury bills, commercial paper and certificates of deposit. The Company strives to maintain a high quality investment portfolio. Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

Interest and dividends were $3.8 million in 2021, compared with $4.4 million in 2020. The decrease in 2021, compared with 2020, was primarily due to lower interest rates, lower average balances of fixed maturity securities and lower levels of dividends received. Refer to Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized costs, estimated fair values of investment securities and earnings by security category.

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

Other investment income was $6.9 million in 2021, compared with $3.7 million in 2020. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and or distributions received.

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

The net realized investment gains were $1.9 million for 2021, compared with $333 thousand for 2020. The net realized investment gains in 2020 included impairment charges of $482 thousand for certain fixed maturity securities the Company determined were other-than-temporarily impaired, offset by a net realized gain on the sales of investments and other assets of $815 thousand. There were no impairment charges recorded in 2021. Management believes unrealized losses on the remaining fixed maturity securities at December 31, 2021 are not credit related and are temporary in nature.

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

There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the characteristics of that issuer; the risk that information obtained by the Company or changes in other facts and circumstances leads management to change its intent to sell the fixed maturity security; and the risk that management is making decisions based on inaccurate information in the financial statements provided by issuers.

Changes in the Estimated Fair Value of Equity Security Investments

Changes in the estimated fair value of equity security investments were $14.9 million in 2021 and $4.9 million in 2020. Such fluctuations are the result of changes in general market conditions during the respective periods.

Other Income

Other income primarily include gains and losses on the disposal of assets, rental income from real estate investments and miscellaneous revenues. Other income was $4.8 million in 2021, compared with $623 thousand for 2020. The increase in 2021, compared with 2020, primarily related to a gain on the sale of a property.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 31.0% in 2021, compared with 2020, primarily due to increases in commissions to agents and personnel expenses.

Following is a summary of the Company’s operating expenses for 2021 and 2020. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

(in thousands, except percentages)	2021	%	2020	%
Title Insurance	$234,573	95.9	$177,784	95.2
All Other	9,993	4.1	8,963	4.8
Total	$244,566	100.0	$186,747	100.0

The Company’s after-tax profit margin varies according to a number of factors, including the volume and type of real estate activity. On a combined basis, the after-tax profit margins were 20.3% and 16.7% in 2021 and 2020, respectively. The increase in after-tax margin in 2021, compared with 2020, was primarily related to an increase in total revenue that outpaced the increase in expenses. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses: Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $64.2 million and $51.9 million for 2021 and 2020, respectively. Personnel expenses increased by approximately 23.6% in 2021, compared with 2020, primarily due to staffing additions in support of strategic growth initiatives and volume increases. On a consolidated basis, personnel expenses as a percentage of total revenues were 19.5% and 22.0% in 2021 and 2020, respectively.

Office and Technology Expenses:  Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $13.1 million and $10.0 million for 2021 and 2020, respectively. The increase in office and technology expenses in 2021, compared with 2020, was primarily related to ongoing investments in software and technology related initiatives.

Other Expenses: Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $18.8 million and $12.9 million for 2021 and 2020, respectively. The increase in 2021, compared with 2020, was primarily related to higher premiums increasing premium-related taxes, licensing, title and service fees, increased professional services fees related to ongoing investments in software and technology initiatives and increased travel-related expenses.

Title Insurance

Commissions to Agents: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. In 2021, commissions to agents increased 33.7% to $142.8 million, compared with $106.8 million in 2020. Commission expense as a percentage of net premiums written by agents was 69.6% and 70.2% in 2021 and 2020, respectively. The increase in commission expense, when comparing 2021 with 2020, was primarily related to increased premiums written by agents and changes in geographic mix. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims: The provision for claims increased 9.3% in 2021, compared to 2020. The provision for claims as a percentage of net premiums written was 2.1% and 2.5% in 2021 and 2020, respectively. The dollar increase in the provision for claims in 2021, compared with 2020, was primarily due to additional underwriting risks resulting from premium increases.

The decrease in the loss provision rate in 2021, from the 2020 level, resulted in approximately $1.3 million less in reserves than would have been recorded at the higher 2020 level. Loss provision rates are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $2.5 million and $3.0 million in 2021 and 2020, respectively.

Reserve for Claims: At December 31, 2021, the total reserve for claims was $36.8 million. Of that total, approximately $3.3 million was reserved for specific claims, and approximately $33.4 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $17.9 million and $10.2 million for 2021 and 2020, respectively. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 21.1% and 20.6% for 2021 and 2020, respectively. The effective income tax rates for both 2021 and 2020 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income and state taxes. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through December 31, 2021 will be realized. However, this judgment could be impacted by further market fluctuations. Information regarding the components of income tax expense and the items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the Consolidated Financial Statements.

Liquidity and Capital Resources

The Company’s material cash requirements include general operating expenses, contractual and other obligations for the future payment of title claims, employment agreements, lease agreements, income taxes, capital expenditures, dividends on its common stock and other contractual commitments for goods and services needed for operations. All other arrangements entered into by the Company are not reasonably likely to have a material effect on liquidity or the availability of capital resources. Cash flows from operations have historically been the primary source of financing for expanding operations, whether through organic growth or outside investments. The Company believes its balances of cash, short-term investments and other readily marketable securities, along with cash flows generated by ongoing operations, will be sufficient to satisfy its cash requirements over the next 12 months and thereafter, including the funding of operating activities and commitments for investing and financing activities. There are currently no known trends that the Company believes will materially impact the Company’s capital resources, nor is the Company anticipating any material changes in the mix or relative cost of such resources.

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

The extent to which COVID-19 impacts the Company's future operations will depend on future developments which cannot be predicted with certainty at this time, including the duration and severity of the pandemic, actions taken to contain the spread of the virus and its variants, and regulatory actions taken as a result of the outbreak and the availability and rate of vaccinations.  Throughout the pandemic, the Company has remained fully operational and has not had any reductions in workforce during 2021 or 2020. A large number of the Company's employees are performing their job functions remotely.  The Company has not taken stimulus relief funding or incurred any other forms of debt.

Cash Flows: Net cash flows provided by operating activities were $51.9 million and $34.1 million for 2021 and 2020, respectively. Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as changes in the estimated fair value of equity security investments, gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. In 2021, the Company received more investment proceeds, had lower investment purchase activity and more dividends paid when compared to 2020. In the fourth quarters of 2021 and 2020, the Company paid special cash dividends in the amounts of $18.00 and $15.00 per share, respectively, in addition to regular cash dividends. Total dividends paid per share were $19.82 and $16.76 in 2021 and 2020, respectively.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments, and other readily marketable securities. As of December 31, 2021, the Company held cash and cash equivalents of $37.2 million, short-term investments of $45.9 million, available-for-sale fixed maturity securities of $79.8 million and equity securities of $76.9 million. The net effect of all activities on total cash and cash equivalents was an increase of $23.4 million for 2021.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of December 31, 2021, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

As of December 31, 2021, approximately $117.9 million of the consolidated shareholders’ equity represented net assets of the Company’s subsidiaries that are restricted by regulation from being transferred in the form of dividends, loans or advances to the parent company without prior approval from the respective state insurance department. The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s current operating needs.

During 2022, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $53.2 million.

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

Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased. Pursuant to the Company’s ongoing purchase program, the Company purchased no shares in 2021. In 2020, the Company purchased 25 shares at an average per share prices of $173.44. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures: Capital expenditures were approximately $6.5 million and $3.2 million during 2021 and 2020, respectively. The increase in 2021 related primarily to system development initiative expenses. The Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations: As of December 31, 2021, the Company had a claims reserve totaling $36.8 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at December 31, 2021 and 2020 were approximately $13.4 million and $12.5 million, respectively, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 10 to the Consolidated Financial Statements.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases. A portion of the Company's current leases include an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2021 is $4.1 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information regarding leases can be found in Note 9 to the Consolidated Financial Statements.

In the normal course of business, the Company enters into other contractual commitments for goods and services needed for operations. Such commitments are not expected to have a material adverse effect on the Company’s liquidity.

Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $27.5 million and $16.5 million as of December 31, 2021 and 2020, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $763.9 million and $237.9 million as of December 31, 2021 and 2020, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

External assets under management of Investors Trust Company totaled approximately $728.2 million and $640.1 million as of December 31, 2021 and 2020, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets.

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

Recent Accounting Standards

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 was intended to reduce the complexity in accounting for income taxes during interim and annual periods and provide clarity on income tax situations where a diversity in practice had developed. The update was effective for annual and interim periods in fiscal years beginning after December 15, 2020. The Company adopted this update on January 1, 2021, with no material impact on the Company's financial position and results of operations.

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
Chapel Hill, NC

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Investors Title Company and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows, for each of the years then ended, and the related notes and schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2022, expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Reserve for Claims
As described in notes 1 and 6 to the Company’s consolidated financial statements, the Company’s unpaid loss and losses adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). As of December 31, 2021, the Company had approximately $36.8 million in reserve for claims. Management records a provision for future claim payments at the time the related premium revenue is recognized by applying a loss provision rate against net premiums written. Management determines its loss provision rate through the consideration of factors such as the Company’s historical claim experience, case reserve estimates on reported claims, large claims, actuarial projections, and other relevant factors. The Company’s specialist utilizes accepted actuarial methodologies when performing the actuarial projections. Management’s assumptions include assumed comparability to its historical claims experience unless factors, such as loss experience and charged premium rates, change significantly, as well as assumptions around large losses related to fraud and defalcation.

We identified the reserve for claims as a critical audit matter. The principal considerations for our determination of the reserve for claims as a critical audit matter were management’s use of significant actuarial estimates and assumptions to estimate the reserve for claims, including the selection of actuarial methods, loss development factors, and expected loss ratios, as well as the high degree of auditor judgment, subjectivity, and effort in determining the reasonableness of the actuarial assumptions and methodologies utilized, and our use of an auditor’s specialist.

Our audit procedures related to the reserve for claims included the following, among others:

•We obtained an understanding, evaluated the design and implementation, and tested the operating effectiveness of the Company’s controls over the process for developing its reserve for claims. This included, among others, the controls over the determination of the actuarial methods and assumptions utilized to support the reserve for claims calculations and controls over the completeness and accuracy of historical loss data utilized in the reserve for claims calculations.

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

We have served as the Company's auditor since 2004.

/s/ Dixon Hughes Goodman LLP
High Point, NC
March 14, 2022

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Investors Title Company
Chapel Hill, NC

Opinion on Internal Control Over Financial Reporting
We have audited Investors Title Company and Subsidiaries’ (the “Company”) internal control over financial reporting of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2021 and 2020, and for each of the years then ended, and our report dated March 14, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Dixon Hughes Goodman LLP
High Point, NC
March 14, 2022

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
(in thousands)

As of December 31,	2021	2020
Assets
Cash and cash equivalents	$37,168	$13,723
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: December 31, 2021: $75,511; December 31, 2020: $112,037)	79,791	117,713
Equity securities, at fair value (cost: December 31, 2021: $29,478; December 31, 2020: $32,478)	76,853	64,919
Short-term investments	45,930	15,170
Other investments	20,298	15,493
Total investments	222,872	213,295

Premium and fees receivable	22,953	19,427
Accrued interest and dividends	817	1,038
Prepaid expenses and other receivables	11,721	9,418
Property, net	13,033	11,160
Goodwill and other intangible assets, net	15,951	9,771
Operating lease right-of-use assets	5,202	3,533
Other assets	1,771	1,560
Total Assets	$331,488	$282,925

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for claims	$36,754	$33,584
Accounts payable and accrued liabilities	43,868	36,020
Operating lease liabilities	5,329	3,669
Current income taxes payable	3,329	638
Deferred income taxes, net	13,121	8,592
Total liabilities	102,401	82,503

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,895 and 1,892 shares issued and outstanding as of December 31, 2021 and 2020, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	225,861	196,096
Accumulated other comprehensive income	3,226	4,326
Total shareholders’ equity	229,087	200,422
Total Liabilities and Shareholders’ Equity	$331,488	$282,925

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

For the Years Ended December 31,	2021	2020
Revenues:
Net premiums written	$273,885	$205,418
Escrow and other title-related fees	13,678	8,321
Non-title services	9,667	8,693
Interest and dividends	3,773	4,393
Other investment income	6,920	3,723
Net realized investment gains	1,869	333
Changes in the estimated fair value of equity security investments	14,934	4,904
Other	4,772	623
Total Revenues	329,498	236,408

Operating Expenses:
Commissions to agents	142,815	106,807
Provision for claims	5,686	5,204
Personnel expenses	64,193	51,929
Office and technology expenses	13,059	9,951
Other expenses	18,813	12,856
Total Operating Expenses	244,566	186,747

Income before Income Taxes	84,932	49,661

Provision for Income Taxes	17,912	10,241

Net Income	$67,020	$39,420

Basic Earnings per Common Share	$35.38	$20.84

Weighted Average Shares Outstanding – Basic	1,894	1,892

Diluted Earnings per Common Share	$35.28	$20.80

Weighted Average Shares Outstanding – Diluted	1,900	1,896

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

For the Years Ended December 31,	2021	2020
Net income	$67,020	$39,420
Other comprehensive (loss) income, before tax:
Accumulated postretirement benefit obligation adjustment	—	(143)
Unrealized (losses) gains on investments arising during the period	(1,376)	1,253
Reclassification adjustment for sale of securities included in net income	(19)	(30)
Reclassification adjustment for write-down of securities included in net income	—	482
Other comprehensive (loss) income, before tax	(1,395)	1,562
Income tax benefit related to postretirement health benefits	—	(31)
Income tax (benefit) expense related to unrealized (losses) gains on investments arising during the year	(291)	262
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(4)	(6)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	—	111
Net income tax (benefit) expense on other comprehensive (loss) income	(295)	336
Other comprehensive (loss) income	(1,100)	1,226
Comprehensive Income	$65,920	$40,646

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	1,889	$—	$188,262	$3,100	$191,362
Net income			39,420		39,420
Dividends paid ($16.76 per share)			(31,716)		(31,716)
Repurchases of common stock	—		(6)		(6)
Exercise of stock appreciation rights	3		1		1
Share-based compensation expense related to stock appreciation rights			229		229
Accumulated postretirement benefit obligation adjustment				(112)	(112)
Net unrealized gain on investments				1,338	1,338
Other			(94)		(94)
Balance, December 31, 2020	1,892	$—	$196,096	$4,326	$200,422
Net income			67,020		67,020
Dividends paid ($19.82 per share)			(37,553)		(37,553)
Exercise of stock appreciation rights	3		(1)		(1)
Share-based compensation expense related to stock appreciation rights			299		299
Net unrealized loss on investments				(1,100)	(1,100)
Balance, December 31, 2021	1,895	$—	$225,861	$3,226	$229,087

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

For the Years Ended December 31,	2021	2020
Operating Activities
Net income	$67,020	$39,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,892	1,759
Amortization of investments, net	994	872
Amortization of other intangible assets, net	544	504
Share-based compensation expense related to stock appreciation rights	299	229
Net gain on disposals of property	(3,957)	(26)
Net realized gain on securities	(911)	(311)
Net realized gain on other investments	(958)	(22)
Changes in the estimated fair value of equity security investments	(14,934)	(4,904)
Net earnings from other investments	(4,040)	(2,880)
Provision for claims	5,686	5,204
Provision for deferred income taxes	4,825	1,218
Changes in assets and liabilities:
Increase in premium and fees receivable	(3,526)	(6,904)
Increase in other assets	(9,017)	(3,977)
(Increase) decrease in operating lease right-of-use assets	(1,669)	842
Increase (decrease) in operating lease liabilities	1,660	(833)
Increase in accounts payable and accrued liabilities	7,848	7,559
Increase (decrease) in current income taxes payable	2,691	(702)
Payments of claims, net of recoveries	(2,516)	(2,953)
Net cash provided by operating activities	51,931	34,095

Investing Activities
Purchases of fixed maturity securities	—	(22,209)
Purchases of equity securities	(4,688)	(11,379)
Purchases of short-term investments	(34,015)	(16,427)
Purchases of other investments	(6,616)	(1,714)
Proceeds from sales and maturities of fixed maturity securities	35,550	9,509
Proceeds from the sale of equity securities	8,577	13,234
Proceeds from sales and maturities of short-term investments	3,257	14,398
Proceeds from sales and distributions of other investments	5,838	3,083
Proceeds from sales of other assets	960	22
Purchases of property, equipment and software	(6,534)	(3,202)
Proceeds from disposals of property	6,739	85
Net cash provided by (used in) investing activities	9,068	(14,600)

Consolidated Statements of Cash Flows, continued
For the Years Ended December 31,	2021	2020
Financing Activities
Repurchases of common stock	—	(6)
Exercise of stock appreciation rights	(1)	1
Dividends paid	(37,553)	(31,716)
Net cash used in financing activities	(37,554)	(31,721)

Net Increase (Decrease) in Cash and Cash Equivalents	23,445	(12,226)
Cash and Cash Equivalents, Beginning of Period	13,723	25,949
Cash and Cash Equivalents, End of Period	$37,168	$13,723

Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$10,410	$10,226
Non Cash Investing and Financing Activities:
Non cash net unrealized loss (gain) on investments, net of deferred tax benefit (provision) of $295 and $(367) for December 31, 2021 and 2020, respectively	$1,100	$(1,338)
Adjustments to postretirement benefits obligation, net of deferred tax benefit of $— and $31 for December 31, 2021 and 2020, respectively	$—	$112
Adjustments to operating lease right-of-use assets for December 31, 2021 and 2020, respectively	$—	$94

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business: Investors Title Company’s (the “Company”) primary business, and only reportable segment, is title insurance. The title insurance segment, through its two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies primarily through approved attorneys from underwriting offices and through independent issuing agents in 24 states and the District of Columbia, primarily in the eastern half of the United States. The majority of the Company’s business is concentrated in North Carolina, Texas, Georgia and South Carolina.

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

Other Investments

Other investments consist of investments in real estate and unconsolidated affiliated entities, typically structured as limited liability companies ("LLCs"), without readily determinable fair values.

Real estate investments are reported at amortized cost. Depreciation and other related expenses are recorded as an offset to investment income. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of real estate investments and makes any necessary adjustments, with any reductions in the carrying amount of these investments recorded in net realized investment gains in the Consolidated Statement of Operations when recognized. Lease rental income earned by the Company, which does not have a material impact on the Company's results of operations, is included with other income on the Consolidated Statements of Operations.

Other investments are accounted for under either the equity method or the measurement alternative method. The measurement alternative method is used when an investment does not qualify for either the equity method or the practical expedient in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, which estimates fair value using the net asset value per share. Under the measurement alternative method, investments are recorded at cost, less any impairment and plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

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

Property Acquired in Settlement of Claims

Property acquired in settlement of claims is held for sale and valued at the lower of cost or estimated realizable value, net of any indebtedness on the property. Adjustments to reported estimated realizable values and realized gains or losses on dispositions are recorded as increases or decreases in claim costs. Properties acquired in settlement of claims are included in other assets in the Consolidated Balance Sheets.

Property and Equipment

Property and equipment are recorded at cost and are depreciated principally under the straight-line method over the estimated useful lives (3 to 25 years) of the respective assets. Maintenance and repairs are charged to operating expenses and improvements are capitalized.

Reserve for Claims

The total reserve for all reported and unreported losses the Company incurred through December 31, 2021 is represented by the reserve for claims. The Company’s reserve for unpaid losses and loss adjustment expenses is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). Despite the variability of such estimates, management believes that the reserve is adequate to cover claims losses resulting from pending and future claims for policies issued through December 31, 2021. The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

Claims losses paid are charged to the reserve for claims. Although claims losses are typically paid in cash, occasionally claims are settled by purchasing the interest of the insured or the claimant in the real property. When this event occurs, the acquiring company carries the assets as property acquired in the settlement of claims.

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

Exchange Services Revenue

Fees are recognized at the signing of a binding agreement, as the earnings process, or performance obligation, is then considered to be complete. Investment earnings are recognized as they are earned. Exchange services revenue is included in non-title services in the Consolidated Statements of Operations.

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

Comprehensive Income

The Company’s accumulated other comprehensive income is comprised of unrealized holding gains or losses on available-for-sale securities, net of tax, and unrealized gains or losses associated with postretirement benefit liabilities, net of tax. Accumulated other comprehensive income as of December 31, 2021 consists of $3.4 million of unrealized holding gains on available-for-sale securities and $144 thousand of unrecognized actuarial losses associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2020 consists of $4.5 million of unrealized holding gains on available-for-sale securities and $144 thousand of unrecognized actuarial losses associated with postretirement benefit liabilities.

Share-Based Compensation

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

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. The fair value of the Company’s goodwill at acquisition is principally based on values obtained from an independent third-party valuation service.

Goodwill was reviewed for impairment as of December 31, 2021, and is reviewed at least annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. When evaluating whether goodwill is impaired, the Company determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that goodwill balances are impaired as of the testing date. If the qualitative analysis does not indicate that an impairment of goodwill is more likely than not, then no other specific quantitative impairment testing is required. If it is determined that it is more likely than not that an impairment exists, the Company performs a quantitative assessment whereby a discounted cash flow analysis is utilized to determine an estimated fair value. The estimated fair value is compared to the carrying value of goodwill as of the measurement date. The discounted cash flows used in estimating fair value are dependent on a number of significant assumptions, and therefore estimated fair value measurements are subject to change given the inherent uncertainty in predicting future results and cash flows.

Other Intangible Assets

The Company’s other intangible assets consist of non-compete agreements, referral relationships and a tradename resulting from agency acquisitions; all of which are recorded at the acquisition date fair value. The fair value of the Company’s other intangible assets is principally based on values obtained from an independent third-party valuation service. These assets are amortized on a straight-line basis over their useful lives, which range from 5 months to 30 years; noting that the amortization of certain non-compete contracts will start at a future date when the related employment agreements are terminated. Other intangible assets are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable.

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

Recently Adopted Accounting Standards

In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 was intended to reduce the complexity in accounting for income taxes during interim and annual periods and provide clarity on income tax situations where a diversity in practice had developed. The update was effective for annual and interim periods in fiscal years beginning after December 15, 2020. The Company adopted this update on January 1, 2021, with no material impact on the Company's financial position and results of operations.

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

Use of Estimates and Assumptions

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period and the accompanying Notes to Consolidated Financial Statements. Actual results could differ materially from those estimates and assumptions used. The more significant of these estimates and assumptions include the following:

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

Combined capital and surplus on a statutory basis was $223.3 million and $196.1 million as of December 31, 2021 and 2020, respectively. Net income on a statutory basis was $54.4 million and $33.3 million and for the years ended December 31, 2021 and 2020, respectively.

The Company has designated approximately $49.5 million and $42.0 million of retained earnings as of December 31, 2021 and 2020, respectively, as appropriated to reflect the required statutory premium and supplemental reserves. Refer to Note 8 for the tax treatment of the statutory premium reserve.

As of December 31, 2021 and 2020, approximately $117.9 million and $104.1 million, respectively, of consolidated shareholders’ equity represents net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. During 2022, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $53.2 million.

Fixed maturity securities with fair market values totaling approximately $7.0 million and $7.2 million at December 31, 2021 and 2020, respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$—	$—	$—	$—
General obligations of U.S. states, territories and political subdivisions	16,669	922	—	17,591
Special revenue issuer obligations of U.S. states, territories and political subdivisions	41,753	2,453	2	44,204
Corporate debt securities	17,089	955	48	17,996
Total	$75,511	$4,330	$50	$79,791

As of December 31, 2020 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Governmental obligations	$24,026	$57	$—	$24,083
General obligations of U.S. states, territories and political subdivisions	17,391	1,262	—	18,653
Special revenue issuer obligations of U.S. states, territories and political subdivisions	44,939	3,270	3	48,206
Corporate debt securities	25,681	1,114	24	26,771
Total	$112,037	$5,703	$27	$117,713

The special revenue category for both periods presented includes approximately 50 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at December 31, 2021 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$17,573	$17,736
Due after one year through five years	52,158	55,253
Due after five years through ten years	4,958	5,436
Due after ten years	822	1,366
Total	$75,511	$79,791

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2021 and 2020, respectively:

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2021 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—	$1,102	$(2)	$1,102	$(2)
Corporate debt securities	8,493	(13)	6,203	(35)	14,696	(48)
Total temporarily impaired securities	$8,493	$(13)	$7,305	$(37)	$15,798	$(50)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2020 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—	$1,103	$(3)	$1,103	$(3)
Corporate debt securities	20,630	(24)	—	—	20,630	(24)
Total temporarily impaired securities	$20,630	$(24)	$1,103	$(3)	$21,733	$(27)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which the estimated fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 9 and 12 fixed maturity securities had unrealized losses at December 31, 2021 and 2020, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded $0 and $482 thousand of other-than-temporary impairment charges related to fixed maturity securities for the twelve-month periods ended December 31, 2021 and 2020, respectively. Expenses related to other-than-temporary impairments are recorded in net realized investment gains in the Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of December 31, 2021 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$29,478	$76,853
Total	$29,478	$76,853

As of December 31, 2020 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$32,478	$64,919
Total	$32,478	$64,919

Unrealized holding gains and losses are reported in the Consolidated Statements of Operations as changes in the estimated fair value of equity security investments.

Interest and Dividends

Earnings on investments for the years ended December 31 are as follows:

(in thousands)	2021	2020
Fixed maturity securities	$2,337	$2,688
Equity securities	1,413	1,569
Invested cash and other short-term investments	21	133
Miscellaneous interest	2	3
Interest and dividends	$3,773	$4,393

Net Realized Investment Gains

Gross realized gains and losses on sales of investments for the years ended December 31 are summarized as follows:

(in thousands)	2021	2020
Gross realized gains from securities:
Corporate debt securities	$52	$30
Common stocks	1,900	3,428
Total	$1,952	$3,458
Gross realized losses from securities:
Corporate debt securities	$(33)	$—
Common stocks	(1,008)	(2,665)
Other-than-temporary impairment of securities	—	(482)
Total	$(1,041)	$(3,147)
Net realized gains from securities	$911	$311
Net realized other investment gains (losses):
Gains on other investments	$958	$31
Losses on other investments	—	(9)
Total	$958	$22
Net realized investment gains	$1,869	$333

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities (“VIEs”) that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or LLCs, as of December 31, 2021:

Type of Investment (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss *
Tax credit LPs	Other investments	$276	$276	$1,768
Real estate LLCs or LPs	Other investments	4,567	5,286	7,750
Small business investment LLCs or LPs	Other investments	8,336	8,254	13,295
Total		$13,179	$13,816	$22,813

*	Maximum potential loss is calculated as the total investment in the LLC or LP including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of December 31, 2021 and 2020, the Company did not adjust any Level 2 fair values.

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

Investments in real estate

Real estate investments are reported at amortized cost. Depreciation and other related expenses are recorded as an offset to investment income. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of real estate investments and makes any necessary adjustments, with any reductions in the carrying amount of these investments recorded in net realized investment gains in the Consolidated Statement of Operations when recognized.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of December 31, 2021 and 2020:

As of December 31, 2021 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$—	$61,795	$—	$61,795
Corporate debt securities	—	17,996	—	17,996
Total	$—	$79,791	$—	$79,791

As of December 31, 2020 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$24,083	$66,859	$—	$90,942
Corporate debt securities	—	26,771	—	26,771
Total	$24,083	$93,630	$—	$117,713

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of December 31, 2021 and 2020:

As of December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$37,168	$—	$—	$37,168
Accrued interest and dividends	817	—	—	817
Equity securities, at fair value:
Common stocks	76,853	—	—	76,853
Short-term investments:
Money market funds	45,930	—	—	45,930
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,688	8,688
Total	$160,768	$—	$8,688	$169,456

As of December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$13,723	$—	$—	$13,723
Accrued interest and dividends	1,038	—	—	1,038
Equity securities, at fair value:
Common stocks	64,919	—	—	64,919
Short-term investments:
Money market funds, Treasury bills, commercial paper and certificates of deposit	15,170	—	—	15,170
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,741	8,741
Total	$94,850	$—	$8,741	$103,591

The Company did not hold any Level 3 category debt or marketable equity investment securities as of December 31, 2021 or 2020.

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

Certain equity investments under the measurement alternative and real estate investments are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the Consolidated Statements of Operations. There were no impairments of such investments made during the twelve-month periods ended December 31, 2021 or 2020. The following table presents a rollforward of equity investments under the measurement alternative and real estate investments as of December 31, 2021 and 2020:

(in thousands)	Balance, January 1, 2021	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2021
Other investments:
Real estate	$—	$—	$—	$5,000	$(13)	$4,987
Equity investments in unconsolidated affiliates, measurement alternative	8,741	—	—	1,543	(1,596)	8,688
Total	$8,741	$—	$—	$6,543	$(1,609)	$13,675

(in thousands)	Balance, January 1, 2020	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2020
Other investments:
Real estate	$—	$—	$—	$—	$—	$—
Equity investments in unconsolidated affiliates, measurement alternative	7,899	—	—	1,227	(385)	8,741
Total	$7,899	$—	$—	$1,227	$(385)	$8,741

4. Property and Equipment

Property and equipment and estimated useful lives at December 31 are summarized as follows:

(in thousands)	2021	2020
Land	$805	$1,413
Office buildings and improvements (25 years)	4,808	4,621
Furniture, fixtures and equipment (3 to 10 years)	20,656	17,902
Automobiles (3 years)	1,017	1,058
Total	27,286	24,994
Less accumulated depreciation	(14,253)	(13,834)
Property and equipment, net	$13,033	$11,160

Included within furniture, fixtures and equipment is software developed by the Company for internal use. Capitalized costs include both direct and indirect costs, such as payroll costs of employees associated with developing software, incurred during the software development stage.

5. Reinsurance

The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. Premiums assumed and ceded were approximately $0 thousand and $518 thousand, respectively, for 2021, and $3 thousand and $296 thousand, respectively, for 2020. Ceded reinsurance is comprised of excess of loss treaties, which outline the conditions in which the reinsurance company will pay claims and protect against losses over certain agreed upon amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event the assuming insurance companies are unable to meet their obligations under these contracts. The Company did not pay or recover any reinsured losses during 2021 and 2020.

6. Reserve for Claims

Changes in the reserve for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

(in thousands)	2021	2020
Balance, beginning of period	$33,584	$31,333
Provision related to:
Current year	11,450	8,877
Prior years	(5,764)	(3,673)
Total provision charged to operations	5,686	5,204
Claims paid, net of recoveries, related to:
Current year	(146)	(249)
Prior years	(2,370)	(2,704)
Total claims paid, net of recoveries	(2,516)	(2,953)
Balance, end of year	$36,754	$33,584

The Company continually refines its reserve estimates as current loss experience develops and credible data emerges. Movements in the reserve related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data. The increase in the provision for claims in 2021, compared to 2020, primarily related to higher premium levels in the current year period. Due to variances between actual and expected loss payments, loss development is subject to significant variability.
The Company does not recognize claim recoveries until an actual payment has been received by the Company. The Company realized claim recoveries of approximately $793 thousand and $308 thousand during 2021 and 2020, respectively.

The provision for claims as a percentage of net premiums written was 2.1% and 2.5% in 2021 and 2020, respectively.

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

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	2021	%	2020	%
Known title claims	$3,317	9.0	$3,585	10.7
IBNR	33,437	91.0	29,999	89.3
Total reserve for claims	$36,754	100.0	$33,584	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

(in thousands, except per share amounts)	2021	2020
Net income	$67,020	$39,420
Weighted average common shares outstanding – Basic	1,894	1,892
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	6	4
Weighted average common shares outstanding – Diluted	1,900	1,896
Basic earnings per common share	$35.38	$20.84
Diluted earnings per common share	$35.28	$20.80

There were 14 thousand and 18 thousand potential shares excluded from the computation of diluted earnings per share in 2021 and 2020, respectively, due to the out-of-the-money status of the related share-based awards rendering them anti-dilutive.

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

As of December 31, 2021, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

During both 2021 and 2020, the Company issued share-settled SARs to directors of the Company. During 2020, the Company also issued share-settled SARs to certain non-executive employees of the Company. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments. A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	30	$124.13	3.53	$1,352
SARs granted	14	137.40
SARs exercised	(8)	75.75
Outstanding as of December 31, 2020	36	$139.16	4.38	$903
SARs granted	5	184.26
SARs exercised	(6)	106.71
Outstanding as of December 31, 2021	35	$150.36	3.96	$1,643

Exercisable as of December 31, 2021	28	$151.17	3.51	$1,269

Unvested as of December 31, 2021	7	$147.41	5.59	$374

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31. The intrinsic values of SARs exercised during 2021 and 2020 were approximately $484 thousand and $583 thousand, respectively.

There were no options outstanding at December 31, 2021. The following table summarizes information about SARs outstanding at December 31, 2021:

(in thousands, except exercise prices and average remaining contractual term)			SARs Outstanding at Year-End			SARs Exercisable at Year-End
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$60.00	—	$99.99	6	0.88	$83.44	6	$83.44
100.00	—	149.99	11	5.45	134.89	5	126.00
150.00	—	199.99	18	4.09	181.27	17	181.07
$60.00	—	$199.99	35	3.96	$150.36	28	$151.17

In 2021, 6 thousand SARs vested with a fair value of approximately $299 thousand.

The fair value of each SAR is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair values for the SARs issued during 2021 and 2020 were $59.83 and $36.30, respectively, and were estimated using the weighted average assumptions shown in the table below:

	2021			2020
Expected life in years	7.0	-	7.0	6.2	-	7.0
Volatility	33.9%			29.4%
Interest rate	1.3%			0.7%
Yield rate	1.1%			1.2%

There was approximately $299 thousand and $229 thousand of compensation expense relating to SARs vesting on or before December 31, 2021 and 2020, respectively, included in personnel expenses in the Consolidated Statements of Operations. As of December 31, 2021, there was approximately $308 thousand of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately two years.

8. Income Taxes

The components of income tax expense for the years ended December 31 are summarized as follows:

(in thousands)	2021	2020
Current:
Federal	$12,911	$8,886
State	176	137
Total current	13,087	9,023
Deferred:
Federal	4,740	1,236
State	85	(18)
Total deferred	4,825	1,218
Total	$17,912	$10,241

For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in other expenses in the Consolidated Statements of Operations.

At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

(in thousands)	2021	2020
Deferred income tax assets:
Accrued benefits and retirement services	$3,382	$3,189
Net operating loss carryforward	186	118
Other-than-temporary impairment of assets	161	167
Allowance for doubtful accounts	66	65
Postretirement benefit obligation	39	39
Reinsurance and commission payable	39	9
Other	1,550	1,129
Total	5,423	4,716
Deferred income tax liabilities:
Net unrealized gain on investments	10,964	8,090
Recorded statutory premium reserve, net of reserves for claims	1,835	1,199
Excess of tax over book depreciation	1,662	1,149
Intangible assets	1,002	1,086
Other	3,081	1,784
Total	18,544	13,308
Net deferred income tax liabilities	$(13,121)	$(8,592)

At December 31, 2021 and 2020, there were no valuation allowances recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these deferred income tax assets will be realized.

A reconciliation of the U.S. federal statutory income tax rate of 21.0% for the years ended December 31, 2021 and 2020, to income tax expense, is as follows:

(in thousands)	2021	2020
Anticipated income tax expense	$17,836	$10,429
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	139	108
Tax-exempt interest income, net of amortization	(1,310)	(1,199)
Other, net	1,247	903
Provision for income taxes	$17,912	$10,241

In accounting for uncertainty in income taxes, the Company is required to recognize in its Consolidated Financial Statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. There were no unrecognized tax benefits or liabilities as of December 31, 2021.

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

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2018.

9. Leases

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease.

A portion of the Company's current leases include an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The operating lease liability recorded in the Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determines at the inception date that the lease is expected to be renewed or extended. The Company, in determining the present value of lease payments, utilizes the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields, as explicit rates of interest are not readily determinable in the lease contracts. The Company does not carry debt; thus no incremental borrowing rate is available to the Company.

Lease expense is included in office and technology expenses in the Consolidated Statements of Operations. Information regarding the Company’s operating leases for the years ended December 31 is as follows:

(in thousands)	2021	2020
Operating leases	$1,376	$1,293
Short-term leases (a)	323	159
Lease expense	$1,699	$1,452
Sub-lease income	—	—
Lease cost	$1,699	$1,452

(a)	Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.

Components of the operating lease liability presented on the Consolidated Balance Sheets for the years ended December 31 are as follows:

(in thousands)	2021	2020
Current:
Operating lease liabilities	$1,547	$1,068
Non-current:
Operating lease liabilities	3,782	2,601
Total operating lease liabilities	$5,329	$3,669

The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2021, are summarized as follows:

Year Ended (in thousands)
2022	$1,732
2023	1,390
2024	1,075
2025	736
2026	588
Thereafter	266
Total undiscounted payments	$5,787
Less: present value adjustment	(458)
Operating lease liabilities	$5,329

Supplemental lease information for the years ended December 31 is as follows:

	2021	2020
Weighted average remaining lease term (years)	4.13	4.24
Weighted average discount rate	4.2%	4.6%

The Company does not have any material pending operating or financing lease agreements that become effective in future periods.

10. Retirement Agreements and Other Postretirement Benefit Plan

The Company has a 401(k) savings plan. In order to participate in the plan, individuals must have worked at the Company for at least three months. In order to be eligible for employer contributions, individuals must be employed for a period of one year and work at least 1,000 hours annually. The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution. Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code. Expenses related to the 401(k) plan were approximately $2.0 million and $1.8 million for 2021 and 2020, respectively.

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

In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives. The amounts accrued for all agreements at December 31, 2021 and 2020 were approximately $13.4 million and $12.5 million, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract. Both the 2021 and 2020 accruals are included in the accounts payable and accrued liabilities line item of the Consolidated Balance Sheets. These executive contracts are accounted for on an individual contract basis. On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the Internal Revenue Code, and were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) plan.

On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The benefits are unfunded. Estimated future benefit payouts expected to be paid for each of the next five years are $19 thousand in 2022, $26 thousand in 2023, $31 thousand in 2024, $38 thousand in 2025, $43 thousand in 2026 and $181 thousand in the next five years thereafter.

Cost of the Company’s postretirement benefits included the following components and is presented in the personnel expenses line of its Consolidated Statements of Operations:

(in thousands)	2021	2020
Net periodic benefit cost
Service cost – benefits earned during the year	$—	$—
Interest cost on the projected benefit obligation	29	31
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized loss	—	—
Net periodic benefits cost at end of year	$29	$31

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net amount in accumulated other comprehensive income is $(184) thousand, $(144) thousand net of tax, for December 31, 2021, and $(184) thousand, $(144) thousand net of tax, for December 31, 2020, and represents the net unrecognized actuarial losses and unrecognized prior service costs. The effects of the funded status on the Company’s Consolidated Balance Sheets at December 31, 2021 and 2020 are presented in the following table:

(in thousands)	2021	2020
Funded status
Actuarial present value of future benefits:
Fully eligible active employees	$(1,118)	$(1,089)
Non-eligible active employees	—	—
Plan assets	—	—
Funded status of accumulated postretirement benefit obligation, recognized in accounts payable and accrued liabilities	$(1,118)	$(1,089)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2021 and 2020 includes the following:

(in thousands)	2021	2020
Accrued postretirement benefit obligation at beginning of year	$(1,089)	$(956)
Service cost – benefits earned during the year	—	—
Interest cost on projected benefit obligation	(29)	(31)
Actuarial loss	—	(102)
Accrued postretirement benefit obligation at end of year	$(1,118)	$(1,089)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

(in thousands)	2021	2020
Balance at beginning of year	$184	$82
Components of accumulated other comprehensive income:
Unrecognized prior service cost	—	—
Amortization of loss, net	—	—
Actuarial loss	—	102
Balance at end of year	$184	$184

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

Escrow and Trust Deposits: As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, escrowed funds received under escrow agreements, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $27.5 million and $16.5 million as of December 31, 2021 and 2020, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchange Proceeds: In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company wholly owned subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $763.9 million and $237.9 million as of December 31, 2021 and 2020, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other income rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

COVID-19: Despite the widespread availability of vaccines, COVID-19 (including its variant strains) continues to impact U.S. states where the Company conducts business. The COVID-19 pandemic has negatively impacted worldwide economic activity and created significant volatility and disruptions of financial markets. In response, the U.S. government and its agencies have taken a number of significant measures to provide fiscal and monetary stimulus. Such actions have included an unscheduled cut to the federal funds rate, the introduction of new programs to preserve market liquidity, extended unemployment and sick leave benefits, mortgage loan forbearance actions, low-interest loans for working capital access and payroll assistance, and other relief measures for both workers and businesses. Many such actions have lapsed or otherwise been reduced as time has passed since the onset of the pandemic. The Company has remained fully operational throughout the pandemic and did not have any reductions in workforce during 2021 or 2020. A large number of the Company's employees are performing their job functions remotely. The Company has not taken stimulus relief funding or incurred any other forms of debt.

12. Segment Information

The Company has one reportable segment, title insurance services. The remaining immaterial segments have been combined into a group called “All Other.”

The title insurance segment primarily issues title insurance policies through approved attorneys from underwriting offices and through independent issuing agents. Title insurance policies insure titles to real estate.

Provided below is selected financial information about the Company’s operations by segment for the periods ended December 31, 2021 and 2020:

2021 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$305,615	$14,821	$(18,434)	$302,002
Investment income	21,460	4,167	—	25,627
Net realized gain on investments	779	1,090	—	1,869
Total revenues	$327,854	$20,078	$(18,434)	$329,498
Operating expenses	247,018	10,131	(12,583)	244,566
Income before income taxes	$80,836	$9,947	$(5,851)	$84,932
Total assets	$279,597	$51,891	$—	$331,488

2020 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$225,781	$9,606	$(12,332)	$223,055
Investment income	11,622	1,398	—	13,020
Net realized gain (loss) on investments	334	(1)	—	333
Total revenues	$237,737	$11,003	$(12,332)	$236,408
Operating expenses	185,026	9,095	(7,374)	186,747
Income before income taxes	$52,711	$1,908	$(4,958)	$49,661
Total assets	$225,974	$56,951	$—	$282,925

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

On October 31, 2012, the Plan was amended to, among other things, extend the expiration date of the plan from November 11, 2012 to October 31, 2022 and increase the exercise price of the stock purchase rights from $80 per unit to $220 per unit. In connection with the amendments to the Plan, the Board of Directors of the Company also amended the Company’s Articles of Incorporation to increase the number of shares designated under the rights plan as Series A Preferred Stock from 100 thousand shares to 200 thousand shares. There were 1.0 million shares of Preferred Stock authorized as of December 31, 2021 and 2020, with 200 thousand being designated Series A Preferred Stock.

14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company invests its cash and cash equivalents into high credit quality security instruments. Deposits which exceed $250 thousand at each institution are not insured by the Federal Deposit Insurance Corporation (“FDIC”).  Of the $37.2 million in cash and cash equivalents at December 31, 2021, $35.7 million was not insured by the FDIC. Of the $13.7 million in cash and cash equivalents at December 31, 2020, $12.3 million was not insured by the FDIC. The Company mitigates the risk of having cash and cash equivalents not insured by the FDIC by monitoring the credit quality of the financial institutions in which the funds are held.

15. Business Concentration

The Company generates a significant amount of title insurance premiums in North Carolina, Texas, Georgia and South Carolina. In 2021 and 2020, these states generated the following percentage of total premiums written:

State	2021	2020
North Carolina	36.1%	36.8%
Texas	22.8%	18.6%
Georgia	12.6%	11.4%
South Carolina	9.1%	9.1%

16. Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investments in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (in thousands)	2021	2020
Other investments	$6,623	$6,752
Premium and fees receivable	$882	$753

Financial Statement Classification, Consolidated Statements of Operations (in thousands)	2021	2020
Net premiums written	$28,945	$24,186
Non-title services and other investment income	$4,677	$3,543
Commissions to agents	$20,249	$16,573

17. Business Combinations, Intangible Assets, Goodwill and Title Plants

Intangible Assets

 The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the periods ended December 31, 2021 and 2020 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following as of December 31:

Year Ended (in thousands)	2021	2020
Referral relationships	$8,567	$6,416
Non-complete agreements	2,938	1,406
Tradename	747	560
Total	12,252	8,382
Accumulated amortization	(3,505)	(2,961)
Identifiable intangible assets, net	$8,747	$5,421

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2022	$1,282
2023	1,290
2024	1,107
2025	1,024
2026	1,024
Thereafter	2,833
Total	$8,560

Goodwill and Title Plants

As of December 31, 2021, the Company recognized $7.2 million in goodwill and $857 thousand in title plants, net of impairments, as the result of title insurance agency acquisitions. The title plants are included with other assets in the Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, management determined that no events or changes in circumstances occurred during the periods ended December 31, 2021 and 2020 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

18. Accumulated Other Comprehensive Income

The following table provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended December 31, 2021 and 2020:

2021 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$4,470	$(144)	$4,326
Other comprehensive loss before reclassifications	(1,085)	—	(1,085)
Amounts reclassified from accumulated other comprehensive income	(15)	—	(15)
Net current-period other comprehensive loss	(1,100)	—	(1,100)
Ending balance	$3,370	$(144)	$3,226

2020 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$3,132	$(32)	$3,100
Other comprehensive income (loss) before reclassifications	991	(112)	879
Amounts reclassified from accumulated other comprehensive income	347	—	347
Net current-period other comprehensive income (loss)	1,338	(112)	1,226
Ending balance	$4,470	$(144)	$4,326

The following table provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended December 31, 2021 and 2020:

2021 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$19
Other-than-temporary impairments	—
Total	$19	Net realized investment gains
Tax	(4)	Provision for Income Taxes
Net of Tax	$15
Reclassifications for the period	$15

2020 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$30
Other-than-temporary impairments	(482)
Total	$(452)	Net realized investment gains
Tax	105	Provision for Income Taxes
Net of Tax	$(347)
Reclassifications for the period	$(347)

19. Revenue from Contracts with Customers

ASC 606, Revenue from Contracts with Customers, requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance does not apply to revenue associated with insurance contracts (including title insurance policies), financial instruments and lease contracts; and therefore is primarily applicable to the following Company revenue categories.

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

The following table provides a breakdown of the Company’s revenue by major business activity:

(in thousands)	2021	2020
Revenue from contracts with customers:
Escrow and other title-related fees	$13,678	$8,321
Non-title services	9,667	8,693
Total revenue from contracts with customers	23,345	17,014
Other sources of revenue:
Net premiums written	273,885	205,418
Investment-related revenue	27,496	13,353
Other	4,772	623
Total revenues	$329,498	$236,408

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Management has assessed, and the Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2021. The reports of management and Dixon Hughes Goodman LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors,” “Corporate Governance – Board of Directors and Committees – The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2022, to be filed by the Company with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the year ended December 31, 2021 (the “2022 Proxy Statement”). Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in the 2022 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2021. The Company does not have any equity compensation plans that have not been approved by its shareholders.

Equity Compensation Plan Information (unrounded)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	35,125	(a)	$150.36	227,000	(b)
Equity compensation plans not approved by shareholders	—		—	—
Total	35,125		$150.36	227,000

(a)	Includes 15,000 shares issuable upon exercise of outstanding stock appreciation rights (“SARs”) under the 2009 Stock Appreciation Rights Plan (the “2009 Plan”), and 20,125 shares issuable upon exercise of SARs under the 2019 Stock Appreciation Rights Plan (the “2019 Plan”).
(b)	Includes shares remaining for future issuance under the 2019 Plan. The 2009 Plan expired in March 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Corporate Governance – Independent Directors” and “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” set forth in the Company’s 2022 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 57)
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020
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

(a)(3)  Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description	Location

3.1(a)	Articles of Incorporation dated January 22, 1973	Incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973	Incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(c)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987	Incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(d)	Articles of Amendment to Articles of Incorporation, dated May 15, 2002	Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended June 30, 2002, File No. 11774

3.1(e)	Articles of Amendment to Articles of Incorporation, dated November 12, 2002	Incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended March 31, 2003, File No. 11774

3.1(f)	Articles of Amendment to Articles of Incorporation, dated October 31, 2012	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on October 31, 2012, File No. 11774

3.2	Amended and Restated By-laws, dated November 9, 2020	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 9, 2020, File No. 11774

4.1	Description of the Company’s Securities	Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2019, File No. 11774

4.2	Amended and Restated Rights Agreement dated October 31, 2012, between the Company and Broadridge Issuer Solutions, Inc., as Rights Agent, dated October 31, 2012	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 2, 2012, File No. 11774

10.1*	Amended and Restated Employment Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.2*	Amended and Restated Employment Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.3*	Amended and Restated Employment Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.4*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2021 for J. Allen Fine	Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2020, File No. 11774

10.5*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.6*	Death Benefit Plan Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.7*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.8*	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.9(a)*	2009 Stock Appreciation Right Plan effective March 2, 2009	Incorporated by reference to Appendix A to the Proxy Statement dated May 26, 2009, File No. 11774

10.9(b)*	Form of Stock Appreciation Rights Agreement under 2009 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2011, File No. 11774

10.10(a)*	2019 Stock Appreciation Rights Plan effective March 11, 2019	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on May 15, 2019, File No. 333-231486

10.10(b)*	Form of Stock Appreciation Rights Agreement under 2019 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 16, 2019, File No. 11774

10.11*	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2019, File No. 11774

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

*	Management contract or compensatory plan or arrangement

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2021

Type of Investment (in thousands)	Cost (1)	Market Value	Amount at which shown in the Balance Sheet (3)

Fixed maturity securities:
Government obligations	$—	$—	$—
General obligations of U.S. states, territories and political subdivisions	16,467	17,383	17,383
Special revenue issuer obligations of U.S. states, territories and political subdivisions	31,695	33,573	33,573
Public utilities	10,260	10,839	10,839
Corporate debt securities	17,089	17,996	17,996
Total fixed maturity securities	75,511	79,791	79,791

Equity securities:
Common stocks:
Public utilities	286	506	506
Banks, trusts and insurance companies	2,785	7,578	7,578
Industrial, miscellaneous and all other	23,540	53,581	53,581
Technology	2,867	15,188	15,188
Total equity securities	29,478	76,853	76,853

Other investments:
Short-term investments	45,930	45,930	45,930
Other investments (2)	17,759	17,759	17,759
Total other investments	63,689	63,689	63,689

Total investments (2)	$168,678	$220,333	$220,333

(1)Fixed maturity securities are shown at amortized cost and equity securities are shown at original cost.
(2)The above summary of investments does not include investments in related parties accounted for under the cost and equity methods of accounting in the amount of $2,539.
(3)All fixed maturity securities presented are classified as available-for-sale and shown at estimated fair value. Equity securities are shown at fair value.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2021 AND 2020

(in thousands)	2021	2020
Assets
Cash and cash equivalents	$584	$3,680
Fixed maturity securities, available-for-sale, at fair value	2,222	27,311
Equity securities, at fair value	5,946	4,554
Short-term investments	23,637	5,318
Investments in affiliated companies	188,698	150,620
Other investments	7,840	4,215
Prepaid expenses and other receivables	5,113	2,453
Current income taxes receivable	—	2,487
Accrued interest and dividends	32	207
Property, net	1,665	2,410
Total Assets	$235,737	$203,255

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$4,514	$2,313
Current income taxes payable	433	—
Deferred income taxes, net	1,703	520
Total liabilities	6,650	2,833

Shareholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,895 and 1,892 shares issued and outstanding as of December 31, 2021 and 2020, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	225,861	196,096
Accumulated other comprehensive income	3,226	4,326
Total shareholders’ equity	229,087	200,422
Total Liabilities and Shareholders’ Equity	$235,737	$203,255

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except per share amounts)	2021	2020
Revenues:
Interest and dividends	$376	$768
Net realized investment gains (losses)	1,050	(473)
Changes in the estimated fair value of equity security investments	1,182	265
Rental income	734	702
Gain on disposals of property	3,937	—
Miscellaneous income	2,015	392
Total Revenues	9,294	1,654

Operating Expenses:
Personnel expenses	1,039	908
Office and technology expenses	407	360
Other expenses	882	1,003
Total Operating Expenses	2,328	2,271

Equity in Net Income of Affiliated Companies	61,372	39,685

Income before Income Taxes	68,338	39,068

Provision (Benefit) for Income Taxes	1,318	(352)

Net Income	$67,020	$39,420

Basic Earnings per Common Share	$35.38	$20.84

Weighted Average Shares Outstanding – Basic	1,894	1,892

Diluted Earnings per Common Share	$35.28	$20.80

Weighted Average Shares Outstanding – Diluted	1,900	1,896

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands)	2021	2020
Operating Activities
Net income	$67,020	$39,420
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net earnings of subsidiaries	(61,372)	(39,685)
Depreciation	110	99
Amortization, net	(51)	198
Share-based compensation expense related to stock appreciation rights	299	229
Net gain on disposals of property	(3,937)	—
Net realized investment (gains) losses	(92)	495
Net realized gain on other investments	(958)	(22)
Changes in the estimated fair value of equity security investments	(1,182)	(265)
Net earnings from other investments	(238)	(90)
Provision for deferred income taxes	1,214	73
Increase in receivables	(2,660)	(147)
Decrease (increase) in income taxes receivable	2,487	(1,701)
Decrease in other assets	175	114
Increase in current income taxes payable	433	—
Increase (decrease) in accounts payable and accrued liabilities	2,201	(158)
Net cash provided by (used in) operating activities	3,449	(1,440)

Investing Activities
Dividends received from subsidiaries	30,651	24,043
Purchases of fixed maturity and equity securities	(631)	(691)
Purchases of short-term securities	(21,345)	(7,590)
Purchases of and net earnings from other investments	(5,050)	(97)
Proceeds from sales and maturities of fixed maturity and equity securities	25,512	6,179
Proceeds from sales and maturities of short-term securities	3,028	6,081
Proceeds from sales and distributions of other investments	1,651	440
Proceeds from sales of other assets	958	22
Purchases of property	—	(97)
Proceeds from disposals of property	4,585	—
Net cash provided by investing activities	39,359	28,290

Financing Activities
Repurchases of common stock	—	(6)
Exercise of stock appreciation rights	(1)	1
Capital contribution to subsidiaries	(8,350)	(1,100)
Dividends paid	(37,553)	(31,716)
Net cash used in financing activities	(45,904)	(32,821)

Net Decrease in Cash and Cash Equivalents	(3,096)	(5,971)
Cash and Cash Equivalents, Beginning of Period	3,680	9,651
Cash and Cash Equivalents, End of Period	$584	$3,680

Supplemental Disclosures:
Income tax payments, net	$10,156	$10,113

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(in thousands)

1.The accompanying Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of Investors Title Company and Subsidiaries.

2.Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2021	2020
Investors Title Insurance Company, net*	$28,401	$20,443
Investors Title Exchange Corporation	1,350	2,000
Investors Title Accommodation Corporation	50	—
Investors Trust Company	500	500
Investors Title Commercial Agency, LLC	350	700
National Investors Holdings, LLC	—	400
Total	$30,651	$24,043

* Total dividends of $34,182 and $25,331 paid to the Parent Company in 2021 and 2020, respectively, netted with dividends of $5,781 and $4,888 received from the Parent Company in 2021 and 2020, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Year Ended December 31, 2021 (in thousands)
Title Insurance	$—	$36,754	$—	$2,215	$273,885	$21,461	$5,686	$—	$228,887	N/A
All Other	—	—	—	—	—	4,166	—	—	9,993	N/A
	$—	$36,754	$—	$2,215	$273,885	$25,627	$5,686	$—	$238,880	N/A

Year Ended December 31, 2020 (in thousands)
Title Insurance	$—	$33,584	$—	$1,139	$205,418	$11,622	$5,204	$—	$172,580	N/A
All Other	—	—	—	—	—	1,398	—	—	8,963	N/A
	$—	$33,584	$—	$1,139	$205,418	$13,020	$5,204	$—	$181,543	N/A

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentages of Amount Assumed to Net
Year Ended December 31, 2021 (in thousands)
Title Insurance	$274,403	$518	$—	$273,885	—%

Year Ended December 31, 2020 (in thousands)
Title Insurance	$205,711	$296	$3	$205,418	—%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period
2021 (in thousands)
Premiums receivable:
Valuation provision	$173	$264	$—	$(247)	(a)	$190
Reserves for claims	$33,584	$5,686	$—	$(2,516)	(b)	$36,754

2020 (in thousands)
Premiums receivable:
Valuation provision	$261	$5,208	$—	$(5,296)	(a)	$173
Reserves for claims	$31,333	$5,204	$—	$(2,953)	(b)	$33,584

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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2022.

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