Form 10-Q
period 2022-03-31
INVESTORS TITLE CO
filed 2022-05-10
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 27, 2022, there were 1,897,255 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2022 and December 31, 2021
(in thousands)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$37,310	$37,168
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: March 31, 2022: $66,209; December 31, 2021: $75,511)	67,725	79,791
Equity securities, at fair value (cost: March 31, 2022: $28,484; December 31, 2021: $29,478)	69,945	76,853
Short-term investments	58,555	45,930
Other investments	20,217	20,298
Total investments	216,442	222,872

Premiums and fees receivable	23,850	22,953
Accrued interest and dividends	1,000	817
Prepaid expenses and other receivables	11,618	11,721
Property, net	13,413	13,033
Goodwill and other intangible assets, net	15,621	15,951
Operating lease right-of-use assets	7,321	5,202
Other assets	1,822	1,771
Total Assets	$328,397	$331,488

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$36,366	$36,754
Accounts payable and accrued liabilities	34,486	43,868
Operating lease liabilities	7,453	5,329
Current income taxes payable	6,164	3,329
Deferred income taxes, net	11,436	13,121
Total liabilities	95,905	102,401

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,897 and 1,895 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	231,274	225,861
Accumulated other comprehensive income	1,218	3,226
Total stockholders' equity	232,492	229,087
Total Liabilities and Stockholders’ Equity	$328,397	$331,488

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2022 and 2021
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Net premiums written	$63,125	$61,477
Escrow and other title-related fees	5,064	2,798
Non-title services	2,426	2,078
Interest and dividends	915	1,016
Other investment income	1,337	941
Net realized investment gains	1,747	321
Changes in the estimated fair value of equity security investments	(5,915)	3,239
Other	299	208
Total Revenues	68,998	72,078

Operating Expenses:
Commissions to agents	29,857	30,542
Provision for claims	176	1,591
Personnel expenses	21,254	16,153
Office and technology expenses	4,368	2,742
Other expenses	5,550	3,735
Total Operating Expenses	61,205	54,763

Income before Income Taxes	7,793	17,315

Provision for Income Taxes	1,608	3,492

Net Income	$6,185	$13,823

Basic Earnings per Common Share	$3.26	$7.30

Weighted Average Shares Outstanding – Basic	1,896	1,894

Diluted Earnings per Common Share	$3.25	$7.29

Weighted Average Shares Outstanding – Diluted	1,903	1,897

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2022 and 2021
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$6,185	$13,823
Other comprehensive loss, before tax:
Accumulated postretirement benefit obligation adjustment	219	—
Net unrealized losses on investments arising during the period	(2,764)	(750)
Reclassification adjustment for sale of securities included in net income	—	(23)
Other comprehensive loss, before tax	(2,545)	(773)
Income tax expense related to postretirement health benefits	46	—
Income tax benefit related to net unrealized losses on investments arising during the period	(583)	(158)
Income tax benefit related to reclassification adjustment for sale of securities included in net income	—	(5)
Net income tax benefit on other comprehensive loss	(537)	(163)
Other comprehensive loss	(2,008)	(610)
Comprehensive Income	$4,177	$13,213

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2022 and 2021
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	1,892	$—	$196,096	$4,326	$200,422
Net income			13,823		13,823
Dividends paid ($0.44 per share)			(832)		(832)
Exercise of stock appreciation rights	2		(1)		(1)
Share-based compensation expense related to stock appreciation rights			71		71
Net unrealized loss on investments				(610)	(610)
Balance, March 31, 2021	1,894	$—	$209,157	$3,716	$212,873

Balance, December 31, 2021	1,895	$—	$225,861	$3,226	$229,087
Net income			6,185		6,185
Dividends paid ($0.46 per share)			(873)		(873)
Exercise of stock appreciation rights	2		(1)		(1)
Share-based compensation expense related to stock appreciation rights			102		102
Accumulated postretirement benefit obligation adjustment				173	173
Net unrealized loss on investments				(2,181)	(2,181)
Balance, March 31, 2022	1,897	$—	$231,274	$1,218	$232,492

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$6,185	$13,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	524	430
Amortization of investments, net	162	285
Amortization of other intangible assets, net	330	134
Share-based compensation expense related to stock appreciation rights	102	71
Net gain on disposals of property	(28)	(8)
Net realized investment gains	(1,747)	(321)
Net change in estimated fair value of equity security investments	5,915	(3,239)
Net earnings from other investments	(1,207)	(594)
Provision for claims	176	1,591
(Benefit) provision for deferred income taxes	(1,148)	753
Changes in assets and liabilities:
Increase in premium and fees receivable	(897)	(761)
Increase in other assets	(131)	(2,064)
(Increase) decrease in operating lease right-of-use assets	(2,119)	154
Decrease in accounts payable and accrued liabilities	(9,163)	(3,982)
Increase (decrease) in operating lease liabilities	2,124	(160)
Increase in current income taxes payable	2,835	2,739
Payments of claims, net of recoveries	(564)	(613)
Net cash provided by operating activities	1,349	8,238

Investing Activities
Purchases of equity securities	(102)	(976)
Purchases of short-term investments	(12,624)	(16,578)
Purchases of other investments	(275)	(286)
Proceeds from sales and maturities of fixed maturity securities	9,140	13,660
Proceeds from sales of equity securities	2,842	4,831
Proceeds from sales and maturities of short-term investments	—	1,251
Proceeds from sales and distributions of other investments	1,562	1,534
Purchases of property	(908)	(1,613)
Proceeds from the sale of property	32	13
Net (used in) provided by investing activities	(333)	1,836

Financing Activities
Exercise of stock appreciation rights	(1)	(1)
Dividends paid	(873)	(832)
Net cash used in financing activities	(874)	(833)

Net Increase in Cash and Cash Equivalents	142	9,241
Cash and Cash Equivalents, Beginning of Period	37,168	13,723
Cash and Cash Equivalents, End of Period	$37,310	$22,964

Consolidated Statements of Cash Flows, continued
	Three Months Ended March 31,
	2022	2021
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax refund, net	$(79)	$—
Non-Cash Investing and Financing Activities:
Non-cash net unrealized loss on investments, net of deferred tax benefit of $583 and $163 for March 31, 2022 and 2021, respectively	$2,181	$610
Adjustments to postretirement benefits obligation, net of deferred tax expense of $(46) and $0 for March 31, 2022 and 2021, respectively	$(173)	$—

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2022
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2021 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

Principles of Consolidation – The accompanying unaudited Consolidated Financial Statements include the accounts and operations of Investors Title Company and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements have been condensed or omitted. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2022 or any other interim period.

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

Note 2 – Reserve for Claims

Activity in the reserve for claims for the three-month period ended March 31, 2022 and the year ended December 31, 2021 are summarized as follows:

(in thousands)	March 31, 2022	December 31, 2021
Balance, beginning of period	$36,754	$33,584
Provision charged to operations	176	5,686
Payments of claims, net of recoveries	(564)	(2,516)
Balance, end of period	$36,366	$36,754

The total reserve for all reported and unreported losses the Company incurred through March 31, 2022 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2022. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	March 31, 2022	%	December 31, 2021	%
Known title claims	$3,910	10.8	$3,317	9.0
IBNR	32,456	89.2	33,437	91.0
Total reserve for claims	$36,366	100.0	$36,754	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Net income	$6,185	$13,823
Weighted average common shares outstanding – Basic	1,896	1,894
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	7	3
Weighted average common shares outstanding – Diluted	1,903	1,897
Basic earnings per common share	$3.26	$7.30
Diluted earnings per common share	$3.25	$7.29

There were 0 and 15 thousand potential shares excluded from the computation of diluted earnings per share for the three-month periods ended March 31, 2022 and 2021, respectively, due to the out-of-the-money status of the related share-based awards.

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

As of March 31, 2022, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	36	$139.16	4.38	$903
SARs granted	5	184.26
SARs exercised	(6)	106.71
Outstanding as of December 31, 2021	35	$150.36	3.96	$1,643
SARs granted	—	—
SARs exercised	(4)	89.23
Outstanding as of March 31, 2022	31	$158.22	4.02	$1,400

Exercisable as of March 31, 2022	26	$161.73	3.76	$1,067

Unvested as of March 31, 2022	5	$141.50	5.25	$333

There was approximately $102 thousand and $71 thousand of compensation expense relating to SARs vesting on or before March 31, 2022 and 2021, respectively, included in personnel expenses in the unaudited Consolidated Statements of Operations. As of March 31, 2022, there was $206 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$73,065	$2,737	$(4,888)	$70,914
Investment loss	(1,628)	(2,035)	—	(3,663)
Net realized gain on investments	51	1,696	—	1,747
Total revenues	$71,488	$2,398	$(4,888)	$68,998
Operating expenses	63,188	2,753	(4,736)	61,205
Income (loss) before income taxes	$8,300	$(355)	$(152)	$7,793
Total assets	$275,729	$52,668	$—	$328,397

Three Months Ended March 31, 2021 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$66,521	$2,338	$(2,298)	$66,561
Investment income	4,396	800	—	5,196
Net realized gain on investments	232	89	—	321
Total revenues	$71,149	$3,227	$(2,298)	$72,078
Operating expenses	54,530	2,385	(2,152)	54,763
Income before income taxes	$16,619	$842	$(146)	$17,315
Total assets	$237,082	$58,458	$—	$295,540

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $14.2 million and $13.4 million as of March 31, 2022 and December 31, 2021, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Service cost – benefits earned during the year	$—	$—
Interest cost on the projected benefit obligation	6	7
Amortization of unrecognized losses	—	—
Net periodic benefit cost	$6	$7

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of March 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$15,011	$224	$—	$15,235
Special revenue issuer obligations of U.S. states, territories and political subdivisions	40,620	806	56	41,370
Corporate debt securities	10,578	707	165	11,120
Total	$66,209	$1,737	$221	$67,725

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$16,669	$922	$—	$17,591
Special revenue issuer obligations of U.S. states, territories and political subdivisions	41,753	2,453	2	44,204
Corporate debt securities	17,089	955	48	17,996
Total	$75,511	$4,330	$50	$79,791

The special revenue category for both periods presented includes approximately 45 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at March 31, 2022 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$15,104	$15,165
Due one year through five years	46,535	47,521
Due five years through ten years	3,747	3,811
Due after ten years	823	1,228
Total	$66,209	$67,725

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2022 and December 31, 2021:

	Less than 12 Months		12 Months or Longer		Total
As of March 31, 2022 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$2,383	$(53)	$1,101	$(3)	$3,484	$(56)
Corporate debt securities	2,633	(69)	6,111	(96)	8,744	(165)
Total temporarily impaired securities	$5,016	$(122)	$7,212	$(99)	$12,228	$(221)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2021 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—	$1,102	$(2)	$1,102	$(2)
Corporate debt securities	8,493	(13)	6,203	(35)	14,696	(48)
Total temporarily impaired securities	$8,493	$(13)	$7,305	$(37)	$15,798	$(50)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which the estimated fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 13 and 9 fixed maturity securities had unrealized losses at March 31, 2022 and December 31, 2021, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date, or repricing date, or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company has not recorded any other-than-temporary impairment charges related to fixed maturity securities for the three-month periods ended March 31, 2022 and 2021. Expenses related to other-than-temporary impairments are recorded in net realized investment gains in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of March 31, 2022 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$28,484	$69,945
Total	$28,484	$69,945

As of December 31, 2021 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$29,478	$76,853
Total	$29,478	$76,853

Unrealized holding gains and losses are reported in the unaudited Consolidated Statements of Operations as changes in the estimated fair value of equity security investments.

Net Realized Investment Gains

Gross realized gains and losses on sales of investments for the three-month periods ended March 31, 2022 and 2021 are summarized as follows:

(in thousands)	2022	2021
Gross realized gains from securities:
Common stocks	$1,747	$940
Total	$1,747	$940
Gross realized losses from securities:
Corporate debt securities	$—	(23)
Common stocks	—	(596)
Total	$—	$(619)
Net realized gains from securities	$1,747	$321
Gross realized gains (losses) on other investments:
Gains on other investments	$—	$—
Losses on other investments	—	—
Total	$—	$—
Net realized investment gains	$1,747	$321

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of March 31, 2022:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Tax credit LPs	Other investments	$276	$276	$1,768
Real estate LLCs or LPs	Other investments	3,887	5,098	5,408
Small business investment LPs	Other investments	8,764	8,805	14,320
Total		$12,927	$14,179	$21,496

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

Valuation of Financial Assets

The Financial Accounting Standards Board has established a valuation hierarchy for disclosure of the inputs used to measure estimated fair value of financial assets and liabilities, such as securities. This hierarchy categorizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurement. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of March 31, 2022 and December 31, 2021, the Company did not adjust any Level 2 fair values.

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

In the measurement of the estimated fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, ASC 825, Financial Instruments, excludes from its scope certain financial instruments, including those related to insurance contracts, pension and other postretirement benefits, and equity method investments.

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash and cash equivalents

The carrying amount for cash and cash equivalents is a reasonable estimate of fair value due to the short-term maturity of these investments.

Investments in real estate

Real estate investments are reported at amortized cost. Depreciation and other related expenses are recorded as an offset to investment income. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of real estate investments and makes any necessary adjustments, with any reductions in the carrying amount of these investments recorded in net realized investment gains in the unaudited Consolidated Statement of Operations when recognized.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of March 31, 2022 and December 31, 2021:

As of March 31, 2022 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$—	$56,605	$—	$56,605
Corporate debt securities	—	11,120	—	11,120
Total	$—	$67,725	$—	$67,725

As of December 31, 2021 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$—	$61,795	$—	$61,795
Corporate debt securities	—	17,996	—	17,996
Total	$—	$79,791	$—	$79,791

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of March 31, 2022 and December 31, 2021:

As of March 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$37,310	$—	$—	$37,310
Accrued interest and dividends	1,000	—	—	1,000
Equity securities, at fair value:
Common stocks	69,945	—	—	69,945
Short-term investments:
Money market funds	58,555	—	—	58,555
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,908	8,908
Total	$166,810	$—	$8,908	$175,718

As of December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$37,168	$—	$—	$37,168
Accrued interest and dividends	817	—	—	817
Equity securities, at fair value:
Common stocks	76,853	—	—	76,853
Short-term investments:
Money market funds	45,930	—	—	45,930
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,688	8,688
Total	$160,768	$—	$8,688	$169,456

The Company did not hold any Level 3 category debt or marketable equity investment securities as of March 31, 2022 or December 31, 2021.

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

Certain equity investments under the measurement alternative and real estate investments are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. There were no impairments of such investments made during the three-month period ended March 31, 2022 or the twelve-month period ended December 31, 2021. The following table presents a rollforward of equity investments under the measurement alternative and real estate investments as of March 31, 2022 and December 31, 2021:

(in thousands)	Balance, January 1, 2022	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, March 31, 2022
Other investments:
Real Estate	$4,987	$—	$—	$—	$—	$4,987
Equity investments in unconsolidated affiliates, measurement alternative	8,688	—	—	250	(30)	8,908
Total	$13,675	$—	$—	$250	$(30)	$13,895

(in thousands)	Balance, January 1, 2021	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2021
Other investments:
Real Estate	$—	$—	$—	$5,000	$(13)	$4,987
Equity investments in unconsolidated affiliates, measurement alternative	8,741	—	—	1,543	(1,596)	8,688
Total	$8,741	$—	$—	$6,543	$(1,609)	$13,675

Note 7 – Commitments and Contingencies

Legal Proceedings – The Company and its subsidiaries are involved in legal proceedings that are incidental to their business. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings, is not expected to, in the aggregate, be material to the Company’s consolidated financial condition or operations.

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

Like-Kind Exchanges Proceeds – In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company wholly owned subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $571.4 million and $763.9 million as of March 31, 2022 and December 31, 2021, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other income rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

COVID-19 – Despite the widespread availability of vaccines, COVID-19 (including its variant strains) continues to impact U.S. states where the Company conducts business. The COVID-19 pandemic has negatively impacted worldwide economic activity and created significant volatility and disruptions of financial markets. In response, the U.S. government and its agencies took a number of significant measures to provide fiscal and monetary stimulus. Such actions included an unscheduled cut to the federal funds rate, the introduction of new programs to preserve market liquidity, extended unemployment and sick leave benefits, mortgage loan forbearance actions, low-interest loans for working capital access and payroll assistance, and other relief measures for both workers and businesses. Many such actions have lapsed or otherwise been reduced as time has passed since the onset of the pandemic. The Company has remained fully operational throughout the pandemic and did not have any reductions in workforce during 2022 or 2021. A large number of the Company's employees are performing their job functions remotely. The Company has not taken stimulus relief funding or incurred any other forms of debt.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of March 31, 2022	As of December 31, 2021
Other investments	$6,322	$6,623
Premium and fees receivable	$853	$882

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended March 31,
	2022	2021
Net premiums written	$6,584	$6,769
Non-title services and other investment income	$1,370	$752
Commissions to agents	$4,465	$4,474

Note 9 – Intangible Assets, Goodwill and Title Plants

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2022 and 2021 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Referral relationships	$8,567	$8,567
Non-compete agreements	2,938	2,938
Tradename	747	747
Total	12,252	12,252
Accumulated amortization	(3,835)	(3,505)
Identifiable intangible assets, net	$8,417	$8,747

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2022	$953
2023	1,290
2024	1,107
2025	1,024
2026	1,024
Thereafter	2,833
Total	$8,231

Goodwill and Title Plants

As of March 31, 2022, the Company recognized $7.2 million in goodwill and $857 thousand in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, management determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2022 and 2021 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$3,370	$(144)	$3,226
Other comprehensive (loss) income before reclassifications	(2,181)	173	(2,008)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive loss (income)	(2,181)	173	(2,008)
Ending balance	$1,189	$29	$1,218

Three Months Ended March 31, 2021 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$4,470	$(144)	$4,326
Other comprehensive loss before reclassifications	(592)	—	(592)
Amounts reclassified from accumulated other comprehensive income	(18)	—	(18)
Net current-period other comprehensive loss	(610)	—	(610)
Ending balance	$3,860	$(144)	$3,716

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three-month periods ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022 (in thousands)
Details about Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain (loss) on investments	$—
Other-than-temporary impairments	—
Total	$—	Net realized investment gains
Tax	—	Provision for income taxes
Net of Tax	$—
Reclassifications for the period	$—

Three Months Ended March 31, 2021 (in thousands)
Details about Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$23
Other-than-temporary impairments	—
Total	$23	Net realized investment gains
Tax	(5)	Provision for income taxes
Net of Tax	$18
Reclassifications for the period	$18

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue from contracts with customers:
Escrow and other title-related fees	$5,064	$2,798
Non-title services	2,426	2,078
Total revenue from contracts with customers	7,490	4,876
Other sources of revenue:
Net premiums written	63,125	61,477
Investment-related revenue	(1,916)	5,517
Other	299	208
Total revenues	$68,998	$72,078

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

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s operating leases follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating leases	$563	$326
Short-term leases (b)	67	64
Lease expense	$630	$390
Sub-lease income	—	—
Lease cost	$630	$390

(b)	Leases with an initial term of twelve months or less are not recorded on the unaudited Consolidated Balance Sheets.

Components of the operating lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Current:
Operating lease liabilities	$2,021	$1,547
Non-current:
Operating lease liabilities	5,432	3,782
Total operating lease liabilities	$7,453	$5,329

The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2022, are summarized as follows:

Year Ended (in thousands)
2022	$2,211
2023	1,892
2024	1,571
2025	1,127
2026	934
Thereafter	284
Total undiscounted payments	$8,019
Less: present value adjustment	(566)
Operating lease liabilities	$7,453

Supplemental lease information is as follows:

	As of March 31, 2022	As of December 31, 2021
Weighted average remaining lease term (years)	4.14	4.13
Weighted average discount rate	4.0%	4.2%

The Company does not have any material pending operating or financing lease agreements that become effective in future periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Investors Title Company's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2021 should be read in conjunction with the following discussion since it contains information which is important for evaluating the Company's operating results and financial condition.

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

Overview

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 96.9% of the Company's revenues for the three-month period ended March 31, 2022. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

Services other than title insurance provided by operating divisions of the Company are not reported separately, but rather are reported collectively in a segment called “All Other”.  These other services include those offered by the Company and by its wholly owned subsidiaries, Investors Title Exchange Corporation (“ITEC”), Investors Title Accommodation Corporation (“ITAC”), Investors Trust Company (“Investors Trust”) and Investors Title Management Services, Inc. (“ITMS”).

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

Business Trends and Recent Conditions; COVID-19 Pandemic
The housing market is heavily influenced by government policies and overall economic conditions. Regulatory reform and initiatives by various governmental agencies, including the Federal Reserve's monetary policy and other regulatory changes, could impact lending standards or the processes and procedures used by the Company. The current real estate environment, including interest rates and general economic activity, typically influence the demand for real estate. Changes in either of these areas, in addition to ongoing supply constraints and volatility in the cost and availability of building materials, could impact the Company's results of operations in future periods.

Despite the widespread availability of vaccines, COVID-19 (including its variant strains) continues to impact U.S. states where the Company conducts business. The COVID-19 pandemic has negatively impacted worldwide economic activity and created significant volatility and disruptions of financial markets. In response, the U.S. government and its agencies took a number of significant measures to provide fiscal and monetary stimulus. Such actions included an unscheduled cut to the federal funds rate, the introduction of new programs to preserve market liquidity, extended unemployment and sick leave benefits, mortgage loan forbearance actions, low-interest loans for working capital access and payroll assistance, and other relief measures for both workers and businesses. Many such actions have lapsed or otherwise been reduced as time has passed since the onset of the pandemic. The Company has remained fully operational throughout the pandemic and did not have any reductions in workforce. A large number of the Company's employees are performing their job functions remotely. The Company has not taken stimulus relief funding or incurred any other forms of debt.

The COVID-19 pandemic has caused the Company to modify its business practices (including employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences). The COVID-19 pandemic and any of its variants could continue to affect the Company in a number of ways including, but not limited to, the impact of employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, potential decreases in net premiums written in the future, and future fluctuations in the Company's investment portfolio due to the pandemic and the economic disruption it is causing. Because of the inherent uncertainty regarding the duration and severity of the COVID-19 pandemic and its effects on the economy, as well as uncertainty regarding the effects of government measures already taken, and which may be taken or continued in the future, to combat the spread of the virus and any of its variants, the Company is currently unable to predict the ultimate impact of the pandemic.

The ongoing military conflict between Russia and Ukraine has created additional volatile market conditions and uncertainties in the global economy.

Regulatory Environment

The Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. In March 2020, the FOMC lowered the target federal funds rate twice by a total of 150 basis points in response to risk posed to economic activity by COVID-19, resulting in a target federal funds rate range between 0.00% and 0.25%. The FOMC had maintained this target range until March 2022, when the target federal funds rate range was increased to between 0.25% and 0.50%. The target federal funds rate range was raised again in May 2022, when the FOMC increased the target range to between 0.75% and 1.00%. Further, the FOMC noted in the May 2022 meeting that it anticipates that ongoing increases in the target range will be appropriate, and announced steps to begin reducing its balance sheet holdings. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

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

Real Estate Environment

The Mortgage Bankers Association's ("MBA") March 21, 2022 Mortgage Finance Forecast (“MBA Forecast”) projects 2022 purchase activity to increase 7.7% to $1,773 billion and mortgage refinance activity to decrease 63.3% to $861 billion, resulting in a net decrease in total mortgage originations of 34.0% to $2,634 billion, all from 2021 levels. In 2021, purchase activity accounted for 41.2% of all mortgage originations and is projected in the MBA Forecast to represent 67.3% of all mortgage originations in 2022. The MBA Forecast is projecting fewer total mortgage originations in 2023 and 2024, compared with 2022 levels. Due to the rapidly changing environment brought on by COVID-19, supply constraints and geopolitical conflicts, these projections and the impact of actual future developments on the Company could be subject to material change.

According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 3.8% and 2.9% for the three-month periods ended March 31, 2022 and 2021, respectively. Per the MBA Forecast, mortgage interest rates are projected to increase to 4.5% in the fourth quarter of 2022.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three-month period ended March 31, 2022, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (the "SEC").

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenues:
Net premiums written	$63,125	$61,477
Escrow and other title-related fees	5,064	2,798
Non-title services	2,426	2,078
Interest and dividends	915	1,016
Other investment income	1,337	941
Net realized investment gains	1,747	321
Changes in the estimated fair value of equity security investments	(5,915)	3,239
Other	299	208
Total Revenues	68,998	72,078

Operating Expenses:
Commissions to agents	29,857	30,542
Provision for claims	176	1,591
Personnel expenses	21,254	16,153
Office and technology expenses	4,368	2,742
Other expenses	5,550	3,735
Total Operating Expenses	61,205	54,763

Income before Income Taxes	7,793	17,315

Provision for Income Taxes	1,608	3,492

Net Income	$6,185	$13,823

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 2.7% for the three-month period ended March 31, 2022 to $63.1 million, compared with $61.5 million for the same prior year period. The increase for the three-month period ended March 31, 2022 was primarily driven by higher average home prices and a higher level of purchase activity.

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

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of premiums generated by branch and agency operations for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands, except percentages)	2022	%	2021	%
Home and Branch	$17,418	27.6	$17,360	28.2
Agency	45,707	72.4	44,117	71.8
Total	$63,125	100.0	$61,477	100.0

Home and Branch Office Net Premiums – In the Company's home and branch operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations increased 0.3% for the three-month period ended March 31, 2022, compared with the same prior year period. The increase for the three-month period ended March 31, 2022 was primarily driven by higher average home prices and a higher level of purchase activity.

All of the Company's home office operations and the majority of branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina title insurance policies.

Agency Net Premiums – When a policy is written through a title agency, the premium is shared between the agency and the underwriter. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written increased 3.6% for the three-month period ended March 31, 2022, compared with the same prior year period. The increase for the three-month period ended March 31, 2022 was primarily driven by higher average home prices and a higher level of purchase activity.

Following is a schedule of net premiums written for the three-month periods ended March 31, 2022 and 2021 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended March 31,
State (in thousands)	2022	2021
North Carolina	$24,339	$25,247
Texas	15,762	11,352
Georgia	6,972	6,890
South Carolina	5,388	5,348
All Others	10,894	12,773
Premiums Written	63,355	61,610
Reinsurance Assumed	—	—
Reinsurance Ceded	(230)	(133)
Net Premiums Written	$63,125	$61,477

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of title insurance policies including settlement, examination and closing fees. Escrow and other title-related fee revenues were $5.1 million for the three-month period ended March 31, 2022, compared with $2.8 million for the same prior year period. The increase for the three-month period ended March 31, 2022 was mainly due to growth in independent agent markets and products which support title insurance.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $2.4 million for the three-month period ended March 31, 2022, compared with $2.1 million for the same prior year period. The increase for the three-month period ended March 31, 2022 was primarily related to increases in like-kind exchange activity and trust management fee income.

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

The Company’s investment strategy emphasizes after-tax income and principal preservation.  The Company’s investments are primarily in fixed maturity securities and equity securities.  The average effective maturity of the majority of the fixed maturity securities is less than 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable or tax-exempt fixed maturity securities and equity securities.  The Company also invests in short-term investments that typically include money market funds, and, at times, the Company has or could invest in U.S. Treasury bills, commercial paper and certificates of deposit. The Company strives to maintain a high quality investment portfolio.  Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment.

Interest and dividends were $915 thousand for the three-month period ended March 31, 2022, compared with $1.0 million for the same prior year period. The decrease in 2022 was primarily related to lower interest income received due to lower average balances of fixed maturity securities and lower levels of dividends received.

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

Other investment income was $1.3 million for the three-month period ended March 31, 2022, compared with $0.9 million for the same prior year period. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and/or distributions received.

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

The net realized investment gains were $1.7 million for the three-month period ended March 31, 2022, compared with $321 thousand for the same prior year period. There were no impairment charges recorded in 2022 or 2021. Management believes unrealized losses on the remaining fixed maturity securities at March 31, 2022 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments

Changes in the estimated fair value of equity security investments were $(5.9) million for the three-month period ended March 31, 2022, compared with $3.2 million for the same prior year period. Such fluctuations are the result of changes in general market conditions during the respective periods.

Other Revenues

Other revenues primarily include gains and losses on the disposal of fixed assets and miscellaneous revenues. Other revenues were $299 thousand for the three-month period ended March 31, 2022, compared with $208 thousand for the same prior year period.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 11.8% for the three-month period ended March 31, 2022, compared with the same prior year period. The increase for the three-month period ended March 31, 2022 was primarily due to increases in personnel expenses, partially offset by a decrease in claims expense. Other categories of operating expenses were 7.4% higher than the prior period, primarily to support expansion of our geographic footprint as well as ongoing strategic technology initiatives.

Following is a summary of the Company's operating expenses for the three-month periods ended March 31, 2022 and 2021. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying unaudited Consolidated Financial Statements.

	Three Months Ended March 31,
(in thousands, except percentages)	2022	%	2021	%
Title Insurance	$58,487	95.6	$52,412	95.7
All Other	2,718	4.4	2,351	4.3
Total	$61,205	100.0	$54,763	100.0

On a combined basis, the after-tax profit margin was 9.0% for the three-month period ended March 31, 2022, compared with 19.2% for the same prior year period. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $21.3 million for the three-month period ended March 31, 2022, compared with $16.2 million for the same prior year period. On a consolidated basis, personnel expenses as a percentage of total revenues were 30.8% for the three-month period ended March 31, 2022, compared with 22.4% for the same prior year period. The increase in personnel expenses for the three-month period ended March 31, 2022 was primarily due to expansion of our presence in key markets, overall staff growth to support higher transaction volumes, and increased employee benefit and contract labor costs.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $4.4 million for the three-month period ended March 31, 2022, compared with $2.7 million for the same prior year period. The increase for the three-month period ended March 31, 2022 was primarily related to ongoing investments in software and technology related initiatives and increased facilities expenses associated with staffing additions.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $5.6 million for the three-month period ended March 31, 2022, compared with $3.7 million for the same prior year period. The increase for the three-month period ended March 31, 2022 was primarily related to increases in title and service fees, travel-related expenses and professional service fees.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents decreased 2.2% for the three-month period ended March 31, 2022, compared with the same prior year period. Commission expense as a percentage of net premiums written by agents was 65.3% for the three-month period ended March 31, 2022, compared with 69.2% for the same prior year period. The changes in commission expense, and commission expense as a percentage of net premiums written, were primarily related to changes in geographic mix and an increase in the level of intercompany commissions as a percentage of total premiums, with intercompany commissions being eliminated for wholly owned affiliated agents upon consolidation. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims decreased 88.9% for the three-month period ended March 31, 2022, compared with the same prior year period. The provision for claims as a percentage of net premiums written was 0.3% for the three-month period ended March 31, 2022, compared with 2.6% for the same prior year period. The decrease in the provision for claims for the three-month period ended March 31, 2022 was primarily due to a higher level of favorable loss development in the current period.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $564 thousand and $613 thousand for the three-month periods ended March 31, 2022 and 2021, respectively.

At March 31, 2022, the total reserve for claims was $36.4 million. Of that total, approximately $3.9 million was reserved for specific claims, and approximately $32.5 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $1.6 million for the three-month period ended March 31, 2022, compared with $3.5 million for the same prior year period. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 20.6% for the three-month period ended March 31, 2022, compared with 20.2% for the same prior year period. The effective income tax rates for both 2022 and 2021 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income and state taxes. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through March 31, 2022 will be realized. However, this judgment could be impacted by further market fluctuations.

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

The extent to which COVID-19 impacts the Company's future operations will depend on future developments which cannot be predicted with certainty at this time, including the duration and severity of the pandemic, actions taken to contain the spread of the virus and its variants, and regulatory actions taken as a result of the outbreak and the availability and rate of vaccinations. Throughout the entirety of the pandemic, the Company has remained fully operational and has not had any reductions in workforce. A large number of the Company's employees are performing their job functions remotely. The Company has not taken stimulus relief funding or incurred any other forms of debt.

Cash Flows – Net cash flows provided by operating activities were $1.3 million and $8.2 million for the three-month periods ended March 31, 2022 and 2021, respectively. Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as changes in the estimated fair value of equity security investments, gains and losses on investments, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. Net cash was used in investing activities for the three-month period ended March 31, 2022, compared with net cash being provided by investing activities in the prior year period, due to a decline in proceeds received from investment sales and maturities during the current year period.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of March 31, 2022, the Company held cash and cash equivalents of $37.3 million, short-term investments of $58.6 million, available-for-sale fixed maturity securities of $67.7 million and equity securities of $69.9 million. The net effect of all activities on total cash and cash equivalents was an increase of $142 thousand in 2022.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of March 31, 2022, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, especially with the continued impact of COVID-19 and the ongoing military conflict between Russia and Ukraine, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is carefully monitoring the COVID-19 situation, the conflict in Ukraine, and other trends that could potentially result in material adverse liquidity changes, and will continually assess its capital allocation strategy, including decisions relating to payment of dividends, repurchasing the Company’s common stock and/or conserving cash.

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company did not purchase any shares in the three-month periods ended March 31, 2022 or 2021.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $908 thousand for the three-month period ended March 31, 2022. In 2022, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations - As of March 31, 2022, the Company had a claims reserve totaling $36.4 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at March 31, 2022 and December 31, 2021, were $14.2 million and $13.4 million, respectively, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases. A portion of the Company's current leases include an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2022 is $5.8 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $571.4 million and $763.9 million as of March 31, 2022 and December 31, 2021, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

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

Recent Accounting Standards

No recent accounting pronouncements are expected to have a material impact on the Company’s financial position and results of operations. Please refer to Note 1 in the unaudited Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information regarding the Company’s basis of presentation and significant accounting policies.

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
•the potential impact of inflation;
•the impact of the ongoing military conflict between Russia and Ukraine;
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

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the SEC. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, including under the heading "Risk Factors". The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider the possibility that actual results may differ materially from our forward-looking statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. No repurchases of the Company’s common stock under the plan were conducted during the quarter ended March 31, 2022. As of March 31, 2022, there was authority remaining under the plan to purchase up to an aggregate of 428,161 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

On May 4, 2022, the Company’s wholly owned subsidiary ITIC entered into a Second Amended and Restated Employment Agreement (collectively, the “Restated Employment Agreements”) with each of J. Allen Fine, Chief Executive Officer and Chairman of the Board of Directors, James A. Fine, Jr., President, Treasurer, Chief Financial Officer, Chief Accounting Officer, and Director, and W. Morris Fine, Executive Vice President, Secretary and Director (each, an “Executive” and collectively, the “Executives”). The Restated Employment Agreements amend and restate the Amended and Restated Employment Agreements (the “Existing Employment Agreements”) previously entered into with the executive officers. The Restated Employment Agreements include the following changes as compared to the Existing Employment Agreements:

1.Term. The Restated Employment Agreements introduce an indefinite term that extends until terminated by the parties in accordance with the provisions therein, eliminating the prior approach which included five-year terms followed by automatic monthly extensions.

2.Compensation. The Restated Employment Agreements update all compensation terms, including base salary and payments upon termination, where applicable, based on each Executive’s previously disclosed current annual base salary. In addition, in the event of a “change in control” (as defined in the Restated Employment Agreements and consistent with the Existing Employment Agreements), each Executive will be entitled to a bonus in an amount equal to three times the amount of the highest rate of base salary such Executive has received during Executive’s employment with the Company, plus an amount equal to three times the average of the three highest annual bonuses Executive has received from the Company, to be paid in one lump sum on the effective date of the closing of the transaction that constitutes a change in control.

3.Termination and Severance:

a.Good Reason. The Restated Employment Agreements set forth the following events qualifying as “good reason” (previously defined to mean a material breach by the Company that is not cured within 30 days of written notice): (i) a material reduction in the Executive’s base salary; (ii) a relocation of the Executive’s principal place of employment by more than 50 miles; (iii) any material breach by the Company of any material provision of this Agreement; (iv) the Company’s failure to obtain an agreement from any successor to the Company to assume and agree to perform the applicable Restated Employment Agreement in the same manner and to the same extent that the Company would be required to perform if no succession had taken place, except where such assumption occurs by operation of law; (v) a material, adverse change in the Executive’s title, authority, duties, or responsibilities (other than temporarily while the Executive is physically or mentally incapacitated or as required by applicable law); or (vi) a material adverse change in the reporting structure applicable to the Executive. Under the Restated Employment Agreements, an Executive may not terminate his employment for Good Reason unless he has provided written notice to the Company’s Board of Directors of the existence of the circumstances providing grounds for termination for Good Reason within 90 days of the initial existence of such grounds and the Company has had at least 30 days from the date on which such notice is provided to cure such circumstances.

b.Payments of Severance Benefits. The Restated Employment Agreements require that cash payments due to the applicable Executive in connection with a termination of employment due to death, disability, or retirement, without cause or for good reason, or in connection with a change of control, in each case be made within 60 days of such termination.

c.Amount of Severance Pay. The Restated Employment Agreements revised the manner of calculating payments due upon termination in connection with a termination of employment due to death, disability, or retirement, without cause or for good reason, or in connection with a change of control to provide that the base salary component will be based on the highest base salary paid to Executive, and the bonus component will be based on the average of the highest three years of annual bonuses paid by the Company.

d.Release of Claims. The Restated Employment Agreements add a requirement that the applicable Executive execute a release of claims as a condition to the receipt of severance benefits.

4.Restrictive Covenants. The Restated Employment Agreements expand the provisions covering confidentiality and noncompetition and nonsolicitation, and add standard provisions on intellectual property and Company property.

5.Tax Matters. The Restated Employment Agreements provide that, if any of the payments or benefits due to one of the Executives under the Restated Employment Agreements, or in connection with any other payments or benefits, in connection with a change in control constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed under Section 4999 of the Code, then the Company will either pay the full amount due or reduce the amount that is due to avoid the excise taxes, depending on which alternative would be more advantageous to such Executive.

6.Other Changes. The Restated Employment Agreements consolidate, streamline, and modernize other existing provisions consistent with customary terms for executive employment arrangements.

On May 4, 2022, ITIC entered into an Amended and Restated Death Benefit Plan Agreement (collective, the “Restated Employment Agreements”) with each Executive. The Restated Death Benefit Plan Agreements amend and restate the Amended and Restated Death Benefit Plan Agreements (the “Existing Death Benefit Plan Agreements”) previously entered into with the executive officers. In addition to updating references to the Restated Employment Agreements, the Amended and Restated Death Plan Agreements provide that the base salary component of the benefit due to the Executive’s beneficiary(ies) thereunder will be based on the highest base salary paid to Executive, and the bonus component will be based on the average of the highest three years of annual bonuses paid by the Company.

This foregoing description of the Restated Employment Agreements and the Restated Death Benefit Plan Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Restated Employment Agreements and the Restated Death Benefit Plan Agreements, copies of which are filed herewith as Exhibits 10.1 through 10.6 to this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

10.1	Second Amended and Restated Employment Agreement, by and between Investors Title Insurance Company and J. Allen Fine, dated May 4, 2022

10.2	Second Amended and Restated Employment Agreement, by and between Investors Title Insurance Company and James A. Fine, Jr., dated May 4, 2022

10.3	Second Amended and Restated Employment Agreement, by and between Investors Title Insurance Company and W. Morris Fine, Jr., dated May 4, 2022

10.4	Amended and Restated Death Benefit Plan Agreement, by and between Investors Title Insurance Company and J. Allen Fine, dated May 4, 2022

10.5	Amended and Restated Death Benefit Plan Agreement, by and between Investors Title Insurance Company and James A. Fine, Jr., dated May 4, 2022

10.6	Amended and Restated Death Benefit Plan Agreement, by and between Investors Title Insurance Company and W. Morris Fine, Jr., dated May 4, 2022

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Dated:  May 10, 2022