Form 10-Q
period 2022-06-30
INVESTORS TITLE CO
filed 2022-08-09
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 26, 2022, there were 1,897,255 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2022 and December 31, 2021
(in thousands)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$35,486	$37,168
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: June 30, 2022: $60,874; December 31, 2021: $75,511)	61,385	79,791
Equity securities, at fair value (cost: June 30, 2022: $25,613; December 31, 2021: $29,478)	54,901	76,853
Short-term investments	71,319	45,930
Other investments	19,693	20,298
Total investments	207,298	222,872

Premiums and fees receivable	25,377	22,953
Accrued interest and dividends	733	817
Prepaid expenses and other receivables	13,002	11,721
Property, net	15,698	13,033
Goodwill and other intangible assets, net	18,325	15,951
Operating lease right-of-use assets	6,561	5,202
Other assets	2,322	1,771
Current income taxes receivable	390	—
Total Assets	$325,192	$331,488

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$36,603	$36,754
Accounts payable and accrued liabilities	40,044	43,868
Operating lease liabilities	6,704	5,329
Current income taxes payable	—	3,329
Deferred income taxes, net	8,662	13,121
Total liabilities	92,013	102,401

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,897 and 1,895 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	232,759	225,861
Accumulated other comprehensive income	420	3,226
Total stockholders' equity	233,179	229,087
Total Liabilities and Stockholders’ Equity	$325,192	$331,488

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2022 and 2021
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net premiums written	$69,626	$67,527	$132,751	$129,004
Escrow and other title-related fees	6,209	3,487	11,273	6,285
Non-title services	2,836	2,408	5,262	4,486
Interest and dividends	911	898	1,826	1,914
Other investment income	1,106	1,483	2,443	2,424
Net realized investment gains	2,038	182	3,785	503
Changes in the estimated fair value of equity security investments	(12,172)	4,829	(18,087)	8,068
Other	348	4,147	647	4,355
Total Revenues	$70,902	$84,961	$139,900	$157,039

Operating Expenses:
Commissions to agents	33,826	34,346	63,683	64,888
Provision for claims	1,310	1,436	1,486	3,027
Personnel expenses	20,898	15,914	42,152	32,067
Office and technology expenses	4,288	3,211	8,656	5,953
Other expenses	7,627	4,766	13,177	8,501
Total Operating Expenses	67,949	59,673	129,154	114,436

Income before Income Taxes	2,953	25,288	10,746	42,603

Provision for Income Taxes	674	5,506	2,282	8,998

Net Income	$2,279	$19,782	$8,464	$33,605

Basic Earnings per Common Share	$1.20	$10.44	$4.46	$17.74

Weighted Average Shares Outstanding – Basic	1,897	1,894	1,897	1,894

Diluted Earnings per Common Share	$1.20	$10.42	$4.45	$17.70

Weighted Average Shares Outstanding – Diluted	1,899	1,899	1,900	1,898

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2022 and 2021
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$2,279	$19,782	$8,464	$33,605
Other comprehensive (loss) income, before income tax:
Accumulated postretirement benefit obligation adjustment	(8)	—	211	—
Net unrealized (losses) gains on investments arising during the period	(1,178)	59	(3,942)	(691)
Reclassification adjustment for sale of securities included in net income	46	53	46	30
Reclassification adjustment for write-down of securities included in net income	127	—	127	—
Other comprehensive (loss) income, before income tax	(1,013)	112	(3,558)	(661)
Income tax (benefit) expense related to postretirement health benefits	(2)	—	44	—
Income tax (benefit) expense related to net unrealized (losses) gains on investments arising during the period	(252)	12	(835)	(146)
Income tax expense related to reclassification adjustment for sale of securities included in net income	10	11	10	6
Income tax expense related to reclassification adjustment for write-down of securities included in net income	29	—	29	—
Net income tax (benefit) expense on other comprehensive (loss) income	(215)	23	(752)	(140)
Other comprehensive (loss) income	(798)	89	(2,806)	(521)
Comprehensive Income	$1,481	$19,871	$5,658	$33,084

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2022 and 2021
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2021	1,894	$—	$209,157	$3,716	$212,873
Net income			19,782		19,782
Dividends paid ($0.46 per share)			(873)		(873)
Share-based compensation expense related to stock appreciation rights			67		67
Net unrealized gain on investments				89	89
Balance, June 30, 2021	1,894	$—	$228,133	$3,805	$231,938

Balance, March 31, 2022	1,897	$—	$231,274	$1,218	$232,492
Net income			2,279		2,279
Dividends paid ($0.46 per share)			(872)		(872)
Share-based compensation expense related to stock appreciation rights			78		78
Accumulated postretirement benefit obligation adjustment				(6)	(6)
Net unrealized loss on investments				(792)	(792)
Balance, June 30, 2022	1,897	$—	$232,759	$420	$233,179

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	1,892	$—	$196,096	$4,326	$200,422
Net income			33,605		33,605
Dividends paid ($0.90 per share)			(1,705)		(1,705)
Exercise of stock appreciation rights	2		(1)		(1)
Share-based compensation expense related to stock appreciation rights			138		138
Net unrealized loss on investments				(521)	(521)
Balance, June 30, 2021	1,894	$—	$228,133	$3,805	$231,938

Balance, December 31, 2021	1,895	$—	$225,861	$3,226	$229,087
Net income			8,464		8,464
Dividends paid ($0.92 per share)			(1,745)		(1,745)
Exercise of stock appreciation rights	2		(1)		(1)
Share-based compensation expense related to stock appreciation rights			180		180
Accumulated postretirement benefit obligation adjustment				167	167
Net unrealized loss on investments				(2,973)	(2,973)
Balance, June 30, 2022	1,897	$—	$232,759	$420	$233,179

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$8,464	$33,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,109	880
Amortization of investments, net	310	535
Amortization of other intangible assets, net	653	273
Share-based compensation expense related to stock appreciation rights	180	138
Net gain on disposals of property	(36)	(3,991)
Net realized investment gains	(3,785)	(503)
Net change in estimated fair value of equity security investments	18,087	(8,068)
Net earnings from other investments	(1,918)	(1,522)
Provision for claims	1,486	3,027
(Benefit) provision for deferred income taxes	(3,708)	3,013
Changes in assets and liabilities:
Increase in premium and fees receivable	(2,424)	(1,961)
Increase in other assets	(1,171)	(4,883)
(Increase) decrease in operating lease right-of-use assets	(1,359)	150
Increase in current income taxes receivable	(390)	(804)
Decrease in accounts payable and accrued liabilities	(3,613)	(1,296)
Increase (decrease) in operating lease liabilities	1,375	(159)
Decrease in current income taxes payable	(3,329)	(638)
Payments of claims, net of recoveries	(1,637)	(1,308)
Net cash provided by operating activities	8,294	16,488

Investing Activities
Purchases of fixed maturities	(350)	—
Purchases of equity securities	(1,146)	(1,468)
Purchases of short-term investments	(47,890)	(31,612)
Purchases of other investments	(939)	(414)
Purchases of subsidiary, net of cash	(4,927)	—
Proceeds from sales and maturities of fixed maturity securities	14,496	27,562
Proceeds from sales of equity securities	9,378	5,013
Proceeds from sales and maturities of short-term investments	22,509	2,338
Proceeds from sales and distributions of other investments	3,054	2,397
Proceeds from sales of other assets	—	1
Purchases of property	(2,452)	(6,060)
Proceeds from the sale of property	37	5,321
Net cash (used in) provided by investing activities	(8,230)	3,078

Financing Activities
Exercise of stock appreciation rights	(1)	(1)
Dividends paid	(1,745)	(1,705)
Net cash used in financing activities	(1,746)	(1,706)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,682)	17,860
Cash and Cash Equivalents, Beginning of Period	37,168	13,723
Cash and Cash Equivalents, End of Period	$35,486	$31,583

Consolidated Statements of Cash Flows, continued
	Six Months Ended June 30,
	2022	2021
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$9,709	$7,423
Non-Cash Investing and Financing Activities:
Non-cash net unrealized loss on investments, net of deferred tax benefit of $835 and $140 for June 30, 2022 and 2021, respectively	$2,973	$521
Adjustments to postretirement benefits obligation, net of deferred tax expense of $(44) and $0 for June 30, 2022 and 2021, respectively	$(167)	$—
Changes in Financial Statement Amounts Related to Purchase of Subsidiaries, Net of Cash Received:
Goodwill and other intangibles acquired	$(3,028)	$—
Title plant acquired	(500)	—
Prepaid and other assets acquired	(77)	—
Fixed assets acquired	(1,322)	—
Purchase of subsidiary, net of cash received	$(4,927)	$—

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2022 or any other interim period.

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

Note 2 – Reserve for Claims

Activity in the reserve for claims for the six-month period ended June 30, 2022 and the year ended December 31, 2021 is summarized as follows:

(in thousands)	June 30, 2022	December 31, 2021
Balance, beginning of period	$36,754	$33,584
Provision charged to operations	1,486	5,686
Payments of claims, net of recoveries	(1,637)	(2,516)
Balance, end of period	$36,603	$36,754

The total reserve for all reported and unreported losses the Company incurred through June 30, 2022 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through June 30, 2022. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	June 30, 2022	%	December 31, 2021	%
Known title claims	$3,380	9.2	$3,317	9.0
IBNR	33,223	90.8	33,437	91.0
Total reserve for claims	$36,603	100.0	$36,754	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income	$2,279	$19,782	$8,464	$33,605
Weighted average common shares outstanding – Basic	1,897	1,894	1,897	1,894
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	2	5	3	4
Weighted average common shares outstanding – Diluted	1,899	1,899	1,900	1,898
Basic earnings per common share	$1.20	$10.44	$4.46	$17.74
Diluted earnings per common share	$1.20	$10.42	$4.45	$17.70

There were 13 thousand and 14 thousand potential shares excluded from the computation of diluted earnings per share for the three-month periods ended June 30, 2022 and 2021, respectively, due to the out-of-the-money status of the related share-based awards. There were 13 thousand and 14 thousand potential shares excluded from the computation of diluted earnings per share for the six-month periods ended June 30, 2022 and 2021, respectively, due to the out-of-the-money status of the related share-based awards.

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

As of June 30, 2022, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	36	$139.16	4.38	$903
SARs granted	5	184.26
SARs exercised	(6)	106.71
Outstanding as of December 31, 2021	35	$150.36	3.96	$1,643
SARs granted	5	166.90
SARs exercised	(4)	89.23
Outstanding as of June 30, 2022	36	$159.32	4.16	$407

Exercisable as of June 30, 2022	27	$161.95	3.65	$324

Unvested as of June 30, 2022	9	$151.27	5.73	$83

During the second quarters of both 2022 and 2021, the Company issued 5 thousand share-settled SARs to directors of the Company. The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair value for the SARs issued during 2022 and 2021 were $69.64 and $59.83, respectively, and were estimated using the weighted average assumptions shown in the table below:

	2022	2021
Expected Life in Years	7.0	7.0
Volatility	35.0%	33.9%
Interest Rate	2.9%	1.3%
Yield Rate	0.1%	1.1%

There was approximately $180 thousand and $139 thousand of compensation expense relating to SARs vesting on or before June 30, 2022 and 2021, respectively, included in personnel expenses in the unaudited Consolidated Statements of Operations. As of June 30, 2022, there was $441 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$83,478	$3,242	$(7,701)	$79,019
Investment loss	(9,544)	(611)	—	(10,155)
Net realized gain (loss) on investments	2,460	(422)	—	2,038
Total revenues	$76,394	$2,209	$(7,701)	$70,902
Operating expenses	72,234	3,265	(7,550)	67,949
Income (loss) before income taxes	$4,160	$(1,056)	$(151)	$2,953
Total assets	$249,160	$76,032	$—	$325,192

Three Months Ended June 30, 2021 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$74,599	$6,655	$(3,685)	$77,569
Investment income	6,504	706	—	7,210
Net realized gain on investments	161	21	—	182
Total revenues	$81,264	$7,382	$(3,685)	$84,961
Operating expenses	60,521	2,686	(3,534)	59,673
Income before income taxes	$20,743	$4,696	$(151)	$25,288
Total assets	$239,572	$77,367	$—	$316,939

Six Months Ended June 30, 2022 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$156,543	$5,979	$(12,589)	$149,933
Investment loss	(11,172)	(2,646)	—	(13,818)
Net realized gain on investments	2,511	1,274	—	3,785
Total revenues	$147,882	$4,607	$(12,589)	$139,900
Operating expenses	135,422	6,018	(12,286)	129,154
Income (loss) before income taxes	$12,460	$(1,411)	$(303)	$10,746
Total assets	$249,160	$76,032	$—	$325,192

Six Months Ended June 30, 2021 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$141,120	$8,993	$(5,983)	$144,130
Investment income	10,900	1,506	—	12,406
Net realized gain on investments	393	110	—	503
Total revenues	$152,413	$10,609	$(5,983)	$157,039
Operating expenses	115,051	5,071	(5,686)	114,436
Income before income taxes	$37,362	$5,538	$(297)	$42,603
Total assets	$239,572	$77,367	$—	$316,939

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $14.2 million and $13.4 million as of June 30, 2022 and December 31, 2021, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Service cost – benefits earned during the year	$—	$—	$—	$—
Interest cost on the projected benefit obligation	8	7	14	14
Amortization of unrecognized gain	(4)	—	(4)	—
Net periodic benefit cost	$4	$7	$10	$14

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of June 30, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$13,731	$97	$43	$13,785
Special revenue issuer obligations of U.S. states, territories and political subdivisions	38,164	305	325	38,144
Corporate debt securities	8,979	527	50	9,456
Total	$60,874	$929	$418	$61,385

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$16,669	$922	$—	$17,591
Special revenue issuer obligations of U.S. states, territories and political subdivisions	41,753	2,453	2	44,204
Corporate debt securities	17,089	955	48	17,996
Total	$75,511	$4,330	$50	$79,791

The special revenue category for both periods presented includes approximately 40 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at June 30, 2022 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,766	$13,811
Due one year through five years	43,360	43,538
Due five years through ten years	1,304	1,343
Due after ten years	2,444	2,693
Total	$60,874	$61,385

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2022 and December 31, 2021:

	Less than 12 Months		12 Months or Longer		Total
As of June 30, 2022 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$5,582	$(43)	$—	$—	$5,582	$(43)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	14,083	(322)	1,101	(3)	$15,184	$(325)
Corporate debt securities	650	(7)	2,746	(43)	3,396	(50)
Total temporarily impaired securities	$20,315	$(372)	$3,847	$(46)	$24,162	$(418)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2021 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—	$1,102	$(2)	$1,102	$(2)
Corporate debt securities	8,493	(13)	6,203	(35)	14,696	(48)
Total temporarily impaired securities	$8,493	$(13)	$7,305	$(37)	$15,798	$(50)

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

Factors considered in determining whether a loss is temporary include the length of time and extent to which the estimated fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 41 and 9 fixed maturity securities had unrealized losses at June 30, 2022 and December 31, 2021, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date, or repricing date, or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded $127 thousand in other-than-temporary impairment charges related to fixed maturity securities for the six-month period ended June 30, 2022 and had no recorded other-than-temporary impairment charges for six-month period ended June 30, 2021. Expenses related to other-than-temporary impairments are recorded in net realized investment gains in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of June 30, 2022 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$25,613	$54,901
Total	$25,613	$54,901

As of December 31, 2021 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$29,478	$76,853
Total	$29,478	$76,853

Unrealized holding gains and losses are reported in the unaudited Consolidated Statements of Operations as changes in the estimated fair value of equity security investments.

Net Realized Investment Gains

Gross realized gains and losses on sales of investments for the six-month periods ended June 30, 2022 and 2021 are summarized as follows:

(in thousands)	2022	2021
Gross realized gains from securities:
Corporate debt securities	$—	$53
Common stocks	4,556	1,079
Total	$4,556	$1,132
Gross realized losses from securities:
Corporate debt securities	$(46)	$(24)
Common stocks	(189)	(606)
Other-than-temporary impairment of securities	(127)	—
Total	$(362)	$(630)
Net realized gains from securities	$4,194	$502
Gross realized gains (losses) on other investments:
Gains on other investments	$—	$1
Losses on other investments	(409)	—
Total	$(409)	$1
Net realized investment gains	$3,785	$503

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of June 30, 2022:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$3,528	$4,648	$5,408
Small business investment LPs	Other investments	9,019	9,107	14,320
Total		$12,547	$13,755	$19,728

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of June 30, 2022 and December 31, 2021, the Company did not adjust any Level 2 fair values.

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

In the measurement of the estimated fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, certain financial instruments, including those related to insurance contracts, pension and other postretirement benefits, and equity method investments are excluded from the scope of disclosures.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of June 30, 2022 and December 31, 2021:

As of June 30, 2022 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$—	$51,929	$—	$51,929
Corporate debt securities	—	9,456	—	9,456
Total	$—	$61,385	$—	$61,385

As of December 31, 2021 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$—	$61,795	$—	$61,795
Corporate debt securities	—	17,996	—	17,996
Total	$—	$79,791	$—	$79,791

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of June 30, 2022 and December 31, 2021:

As of June 30, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$35,486	$—	$—	$35,486
Accrued interest and dividends	733	—	—	733
Equity securities, at fair value:
Common stocks	54,901	—	—	54,901
Short-term investments:
Money market funds and US treasury bills	71,319	—	—	71,319
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	—	—	9,273	9,273
Total	$162,439	$—	$9,273	$171,712

As of December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$37,168	$—	$—	$37,168
Accrued interest and dividends	817	—	—	817
Equity securities, at fair value:
Common stocks	76,853	—	—	76,853
Short-term investments:
Money market funds	45,930	—	—	45,930
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,688	8,688
Total	$160,768	$—	$8,688	$169,456

The Company did not hold any Level 3 category debt or marketable equity investment securities as of June 30, 2022 or December 31, 2021.

There were no transfers into or out of Levels 1, 2 or 3 during the periods presented.

To help ensure that estimated fair value determinations are consistent with GAAP, prices from our pricing services go through multiple review processes to ensure appropriate pricing. Pricing procedures and inputs used to price each security include, but are not limited to, the following: unadjusted quoted market prices for identical securities such as stock market closing prices; non-binding quoted prices for identical securities in markets that are not active; interest rates; yield curves observable at commonly quoted intervals; volatility; prepayment speeds; loss severity; credit risks; and default rates. The Company reviews the procedures and inputs used by its pricing services, and verifies a sample of the services’ quotes by comparing them to values obtained from other pricing resources. In the event the Company disagrees with a price provided by its pricing services, the respective service reevaluates the price to corroborate the market information and then reviews inputs to the evaluation in light of potentially new market data.

Certain equity investments under the measurement alternative and real estate investments are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. There were no impairments of such investments made during the six-month period ended June 30, 2022 or the twelve-month period ended December 31, 2021. The following table presents a rollforward of equity investments under the measurement alternative and real estate investments as of June 30, 2022 and December 31, 2021:

(in thousands)	Balance, January 1, 2022	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, June 30, 2022
Other investments:
Real Estate	$4,987	$—	$—	$—	$—	$4,987
Equity investments in unconsolidated affiliates, measurement alternative	8,688	—	—	722	(137)	9,273
Total	$13,675	$—	$—	$722	$(137)	$14,260

(in thousands)	Balance, January 1, 2021	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2021
Other investments:
Real Estate	$—	$—	$—	$5,000	$(13)	$4,987
Equity investments in unconsolidated affiliates, measurement alternative	8,741	—	—	1,543	(1,596)	8,688
Total	$8,741	$—	$—	$6,543	$(1,609)	$13,675

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

Like-Kind Exchanges Proceeds – In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company wholly owned subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $484.4 million and $763.9 million as of June 30, 2022 and December 31, 2021, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other income rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

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

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of June 30, 2022	As of December 31, 2021
Other investments	$5,433	$6,623
Premium and fees receivable	$860	$882

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net premiums written	$7,402	$7,165	$13,986	$13,934
Non-title services and other investment income	$886	$1,078	$2,256	$1,830
Commissions to agents	$5,067	$4,789	$9,532	$9,263

Note 9 – Intangible Assets, Goodwill and Title Plants

The Company evaluates nonorganic growth opportunities, such as acquisitions of title insurance agencies, from time to time in the ordinary course of business. During the six-month period ended June 30, 2022, a subsidiary of the Company acquired a title insurance agency doing business in the state of Texas.

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the six-month periods ended June 30, 2022 and 2021 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Referral relationships	$8,898	$8,567
Non-compete agreements	3,155	2,938
Tradename	747	747
Total	12,800	12,252
Accumulated amortization	(4,158)	(3,505)
Identifiable intangible assets, net	$8,642	$8,747

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2022	$656
2023	1,345
2024	1,162
2025	1,079
2026	1,079
Thereafter	3,134
Total	$8,455

Goodwill and Title Plants

As of June 30, 2022, the Company recognized $9.7 million in goodwill and $1.4 million in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, management determined that no events or changes in circumstances occurred during the six-month periods ended June 30, 2022 and 2021 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three- and six-month periods ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at March 31	$1,189	$29	$1,218
Other comprehensive loss before reclassifications	(926)	(6)	(932)
Amounts reclassified from accumulated other comprehensive income	134	—	134
Net current-period other comprehensive loss	(792)	(6)	(798)
Ending balance	$397	$23	$420

Three Months Ended June 30, 2021 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at March 31	$3,860	$(144)	$3,716
Other comprehensive income before reclassifications	47	—	47
Amounts reclassified from accumulated other comprehensive income	42	—	42
Net current-period other comprehensive income	89	—	89
Ending balance	$3,949	$(144)	$3,805

Six Months Ended June 30, 2022 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$3,370	$(144)	$3,226
Other comprehensive (loss) income before reclassifications	(3,107)	167	(2,940)
Amounts reclassified from accumulated other comprehensive income	134	—	134
Net current-period other comprehensive (loss) income	(2,973)	167	(2,806)
Ending balance	$397	$23	$420

Six Months Ended June 30, 2021 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$4,470	$(144)	$4,326
Other comprehensive loss before reclassifications	(545)	—	(545)
Amounts reclassified from accumulated other comprehensive income	24	—	24
Net current-period other comprehensive loss	(521)	—	(521)
Ending balance	$3,949	$(144)	$3,805

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three- and six-month periods ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022 (in thousands)
Details about Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized loss on investments	$(46)
Other-than-temporary impairments	(127)
Total	$(173)	Net realized investment gains
Tax	39	Provision for income taxes
Net of Tax	$(134)
Reclassifications for the period	$(134)

Three Months Ended June 30, 2021 (in thousands)
Details about Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized loss on investments	$(53)
Other-than-temporary impairments	—
Total	$(53)	Net realized investment gains
Tax	11	Provision for income taxes
Net of Tax	$(42)
Reclassifications for the period	$(42)

Six Months Ended June 30, 2022 (in thousands)
Details about Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized loss on investments	$(46)
Other-than-temporary impairments	(127)
Total	$(173)	Net realized investment gains
Tax	39	Provision for income taxes
Net of Tax	$(134)
Reclassifications for the period	$(134)

Six Months Ended June 30, 2021 (in thousands)
Details about Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized loss on investments	$(30)
Other-than-temporary impairments	—
Total	$(30)	Net realized investment gains
Tax	6	Provision for income taxes
Net of Tax	$(24)
Reclassifications for the period	$(24)

Note 11 – Revenue from Contracts with Customers

GAAP requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance does not apply to revenue associated with insurance contracts (including title insurance policies), financial instruments and lease contracts; and therefore is primarily applicable to the following Company revenue categories.

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue from contracts with customers:
Escrow and other title-related fees	$6,209	$3,487	$11,273	$6,285
Non-title services	2,836	2,408	5,262	4,486
Total revenue from contracts with customers	9,045	5,895	16,535	10,771
Other sources of revenue:
Net premiums written	69,626	67,527	132,751	129,004
Investment-related (loss) revenue	(8,117)	7,392	(10,033)	12,909
Other	348	4,147	647	4,355
Total revenues	$70,902	$84,961	$139,900	$157,039

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

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s operating leases follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating leases	$616	$326	$1,179	$652
Short-term leases (b)	46	92	113	156
Lease expense	$662	$418	$1,292	$808
Sub-lease income	—	—	—	—
Lease cost	$662	$418	$1,292	$808

(b)	Leases with an initial term of twelve months or less are not recorded on the unaudited Consolidated Balance Sheets.

Components of the operating lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Current:
Operating lease liabilities	$1,182	$1,547
Non-current:
Operating lease liabilities	5,522	3,782
Total operating lease liabilities	$6,704	$5,329

The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2022, are summarized as follows:

Year Ended (in thousands)
2022	$1,305
2023	1,967
2024	1,582
2025	1,105
2026	933
Thereafter	316
Total undiscounted payments	$7,208
Less: present value adjustment	(504)
Operating lease liabilities	$6,704

Supplemental lease information is as follows:

	As of June 30, 2022	As of December 31, 2021
Weighted average remaining lease term (years)	3.87	4.13
Weighted average discount rate	3.9%	4.2%

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

Overview

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 97.1% of the Company's revenues for the six-month period ended June 30, 2022. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

Services other than title insurance provided by operating divisions of the Company are not reported separately, but rather are reported collectively in a group called “All Other”.  These other services include those offered by the Company and by its wholly owned subsidiaries, Investors Title Exchange Corporation (“ITEC”), Investors Title Accommodation Corporation (“ITAC”), Investors Trust Company (“Investors Trust”) and Investors Title Management Services, Inc. (“ITMS”).

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

COVID-19 (including its variant strains) continues to impact U.S. states where the Company conducts business. The COVID-19 pandemic has negatively impacted worldwide economic activity and created significant volatility and disruptions of financial markets. In response, the U.S. government and its agencies took a number of significant measures to provide fiscal and monetary stimulus. Such actions included an unscheduled cut to the federal funds rate, the introduction of new programs to preserve market liquidity, extended unemployment and sick leave benefits, mortgage loan forbearance actions, low-interest loans for working capital access and payroll assistance, and other relief measures for both workers and businesses. Many such actions have lapsed or otherwise been reduced as time has passed since the onset of the pandemic and with the widespread availability of vaccines. The Company has remained fully operational throughout the pandemic and did not have any reductions in workforce. A large number of the Company's employees are performing their job functions remotely. The Company has not taken stimulus relief funding or incurred any other forms of debt.

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

The current period of inflation, as well as ongoing military conflict between Russia and Ukraine, has created additional volatile market conditions and uncertainties in the global economy.

Regulatory Environment

The Federal Open Market Committee (“FOMC”) of the Federal Reserve issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. In March 2020, the FOMC lowered the target federal funds rate twice by a total of 150 basis points in response to risk posed to economic activity by COVID-19, resulting in a target federal funds rate range between 0.00% and 0.25%. The FOMC had maintained this target range until March 2022, when the target federal funds rate range was increased to between 0.25% and 0.50%. The target federal funds rate range was further raised at subsequent meetings, with the FOMC's most recent change increasing the target range in July 2022 to between 2.25% and 2.50%. The FOMC has noted that it anticipates that ongoing increases in the target range will be appropriate and, in addition, decided to continue with balance sheet holdings reductions that began in May of 2022. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

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

Real Estate Environment

The Mortgage Bankers Association's ("MBA") June 10, 2022 Mortgage Finance Forecast (“MBA Forecast”) projects 2022 purchase activity to increase 2.1% to $1,681 billion and mortgage refinance activity to decrease 68.9% to $730 billion, resulting in a net decrease in total mortgage originations of 39.6% to $2,411 billion, all from 2021 levels. In 2021, purchase activity accounted for 41.2% of all mortgage originations and is projected in the MBA Forecast to represent 69.7% of all mortgage originations in 2022. In addition, according to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 4.5% and 2.9% for the six-month periods ended June 30, 2022 and 2021, respectively. The FOMC has noted that it anticipates that ongoing increases in the federal funds rate will be appropriate in response to the current inflationary environment, with mortgage rates typically moving in conjunction with the federal funds rate. Per the MBA Forecast, mortgage interest rates are projected to be at or over 5.0% for the remainder of 2022, before decreasing in both 2023 and 2024. Due to the rapidly changing environment brought on by COVID-19, supply constraints, inflationary pressures and geopolitical conflicts, these projections and the impact of actual future developments on the Company could be subject to material change.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the six-month period ended June 30, 2022, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (the "SEC").

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three- and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues:
Net premiums written	$69,626	$67,527	$132,751	$129,004
Escrow and other title-related fees	6,209	3,487	11,273	6,285
Non-title services	2,836	2,408	5,262	4,486
Interest and dividends	911	898	1,826	1,914
Other investment income	1,106	1,483	2,443	2,424
Net realized investment gains	2,038	182	3,785	503
Changes in the estimated fair value of equity security investments	(12,172)	4,829	(18,087)	8,068
Other	348	4,147	647	4,355
Total Revenues	70,902	84,961	139,900	157,039

Operating Expenses:
Commissions to agents	33,826	34,346	63,683	64,888
Provision for claims	1,310	1,436	1,486	3,027
Personnel expenses	20,898	15,914	42,152	32,067
Office and technology expenses	4,288	3,211	8,656	5,953
Other expenses	7,627	4,766	13,177	8,501
Total Operating Expenses	67,949	59,673	129,154	114,436

Income before Income Taxes	2,953	25,288	10,746	42,603

Provision for Income Taxes	674	5,506	2,282	8,998

Net Income	$2,279	$19,782	$8,464	$33,605

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 3.1% and 2.9% for the three- and six-month periods ended June 30, 2022 to $69.6 million and $132.8 million, respectively, compared with $67.5 million and $129.0 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2022 were primarily driven by higher average home prices and increased premiums in our Texas market.

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

Title insurance companies typically issue title insurance policies directly through home and branch offices or through title agencies. Following is a breakdown of premiums generated by branch and agency operations for the three- and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	%	2021	%	2022	%	2021	%
Home and Branch	$16,161	23.2	$17,048	25.2	$33,579	25.3	$34,408	26.7
Agency	53,465	76.8	50,479	74.8	99,172	74.7	94,596	73.3
Total	$69,626	100.0	$67,527	100.0	$132,751	100.0	$129,004	100.0

Home and Branch Office Net Premiums – In the Company's home and branch operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are paid in connection with these policies. Net premiums written from home and branch operations decreased 5.2% and 2.4% for the three- and six-month periods ended June 30, 2022, respectively, compared with the same prior year periods. The decreases for the three- and six-month periods ended June 30, 2022, were primarily driven by lower levels of purchase and refinance activity, partially offset by higher average home prices.

All of the Company's home office operations and the majority of branch offices are located in North Carolina; as a result, the home and branch office net premiums written are primarily for North Carolina title insurance policies.

Agency Net Premiums – When a policy is written through a title agency, the premium is shared between the agency and the underwriter. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written increased 5.9% and 4.8% for the three- and six-month periods ended June 30, 2022, compared with the same prior year periods. The increases for the three- and six-month periods ended June 30, 2022 were primarily driven by higher average home prices and increased premiums in our Texas market.

Following is a schedule of net premiums written for the three- and six-month periods ended June 30, 2022 and 2021 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State (in thousands)	2022	2021	2022	2021
North Carolina	$23,431	$24,162	$47,770	$49,409
Texas	23,614	12,886	39,376	24,238
Georgia	5,753	10,971	12,725	17,860
South Carolina	5,554	5,333	10,942	10,682
All Others	11,542	14,289	22,436	27,061
Premiums Written	69,894	67,641	133,249	129,250
Reinsurance Assumed	—	—	—	—
Reinsurance Ceded	(268)	(114)	(498)	(246)
Net Premiums Written	$69,626	$67,527	$132,751	$129,004

The increases in net premiums written in the state of Texas for the three- and six-month periods ended June 30, 2022 were impacted by recent acquisitions of title insurance agencies doing business in the state of Texas. The Company evaluates nonorganic growth opportunities, such as acquisitions of title insurance agencies, from time to time in the ordinary course of business.

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of title insurance policies including settlement, examination and closing fees. Escrow and other title-related fee revenues were $6.2 million and $11.3 million for the three- and six-month periods ended June 30, 2022, respectively, compared with $3.5 million and $6.3 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2022 were mainly due to a larger share of business that generates escrow income, and fee income associated with commercial activity.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $2.8 million and $5.3 million for the three- and six-month periods ended June 30, 2022, respectively, compared with $2.4 million and $4.5 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2022 were primarily related to higher levels of property exchange transaction volumes.

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

Interest and dividends were $911 thousand and $1.8 million for the three- and six-month periods ended June 30, 2022, respectively, compared with $898 thousand and $1.9 million for the same prior year periods.

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

Other investment income was $1.1 million and $2.4 million for the three- and six-month periods ended June 30, 2022, respectively, compared with $1.5 million and $2.4 million for the same prior year periods. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and/or distributions received.

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

The net realized investment gains were $2.0 million and $3.8 million for the three- and six-month periods ended June 30, 2022, respectively, compared with $182 thousand and $503 thousand for the same prior year periods. The Company recorded impairment charges of $127 thousand on certain fixed maturity securities where the intent to hold has changed in the three-month period ended June 30, 2022. There were no impairment charges recorded in 2021. Management believes unrealized losses on the remaining fixed maturity securities at June 30, 2022 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments

Changes in the estimated fair value of equity security investments were $(12.2) million and $(18.1) million for the three- and six-month periods ended June 30, 2022, respectively, compared with $4.8 million and $8.1 million for the same prior year period. Such fluctuations are the result of changes in general market conditions during the respective periods. All major indices have experienced significant declines in 2022.

Other Revenues

Other revenues primarily include miscellaneous income and gains and losses on the disposal of fixed assets and real estate. Other revenues were $348 thousand and $647 thousand for the three- and six-month periods ended June 30, 2022, respectively, compared with $4.1 million and $4.4 million for the same prior year periods. The decreases for the three- and six-month periods ended June 30, 2022 were primarily related to a gain on the sale of a property recorded in 2021.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 13.9% and 12.9% for the three- and six-month periods ended June 30, 2022, compared with the same prior year periods. The increases for the three- and six-month periods ended June 30, 2022 were primarily due to increases in personnel expenses, title fees, and office and technology expenses.

Following is a summary of the Company's operating expenses for the three- and six-month periods ended June 30, 2022 and 2021. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 in the accompanying unaudited Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	%	2021	%	2022	%	2021	%
Title Insurance	$64,734	95.3	$57,021	95.6	$123,221	95.4	$109,433	95.6
All Other	3,215	4.7	2,652	4.4	5,933	4.6	5,003	4.4
Total	$67,949	100.0	$59,673	100.0	$129,154	100.0	$114,436	100.0

On a combined basis, the after-tax profit margins were 3.2% and 6.1% for the three- and six-month periods ended June 30, 2022, respectively, compared with 23.3% and 21.4% for the same prior year periods. The decreases for the three- and six-month periods ended June 30, 2022 were primarily due to negative changes in the estimated fair value of equity security investments during the current year periods and a gain on the sale of property in the same prior year periods. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $20.9 million and $42.2 million for the three- and six-month periods ended June 30, 2022, respectively, compared with $15.9 million and $32.1 million for the same prior year periods. On a consolidated basis, personnel expenses as a percentage of total revenues were 29.5% and 30.1% for the three- and six-month periods ended June 30, 2022, respectively, compared with 18.7% and 20.4% for the same prior year periods. The increases in personnel expenses for the three- and six-month periods ended June 30, 2022 were primarily due to staffing of new offices, hiring to support growth initiatives, and increased employee benefit costs.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $4.3 million and $8.7 million for the three- and six-month periods ended June 30, 2022, respectively, compared with $3.2 million and $6.0 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2022 were primarily in support of expanding the Company's geographic footprint and various ongoing technology initiatives.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $7.6 million and $13.2 million for the three- and six-month periods ended June 30, 2022, respectively, compared with $4.8 million and $8.5 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2022 were primarily related to increases in title and service fees, business development expenses and professional service fees.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents decreased 1.5% and 1.9% for the three- and six-month periods ended June 30, 2022, respectively, compared with the same prior year periods. Commission expense as a percentage of net premiums written by agents was 63.3% and 64.2% for the three- and six-month periods ended June 30, 2022, compared with 68.0% and 68.6% for the same prior year periods. The changes in commission expense, and commission expense as a percentage of net premiums written, were primarily related to changes in geographic mix and an increase in the level of intercompany commissions as a percentage of total premiums, with intercompany commissions being eliminated for wholly owned affiliated agents upon consolidation. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims decreased 8.8% and 50.9% for the three- and six-month periods ended June 30, 2022, respectively, compared with the same prior year periods. The provision for claims as a percentage of net premiums written was 1.9% and 1.1% for the three- and six-month periods ended June 30, 2022, compared with 2.1% and 2.3% for the same prior year periods. The decreases in the provision for claims for the three- and six-month periods ended June 30, 2022 were primarily due to changes in the geographic mix for underwriting risk and higher levels of favorable loss development in the six-month period ended June 30, 2022.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $1.6 million and $1.3 million for the six-month periods ended June 30, 2022 and 2021, respectively.

At June 30, 2022, the total reserve for claims was $36.6 million. Of that total, approximately $3.4 million was reserved for specific claims, and approximately $33.2 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $674 thousand and $2.3 million for the three- and six-month periods ended June 30, 2022, respectively, compared with $5.5 million and $9.0 million for the same prior year periods. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 22.8% and 21.2% for the three- and six-month periods ended June 30, 2022, respectively, compared with 21.8% and 21.1% for the same prior year periods. The effective income tax rates for both 2022 and 2021 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income and state taxes. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through June 30, 2022 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

The Company’s material cash requirements include general operating expenses, contractual and other obligations for the future payment of title claims, employment agreements, lease agreements, income taxes, capital expenditures, dividends on its common stock and other contractual commitments for goods and services needed for operations. All other arrangements entered into by the Company are not reasonably likely to have a material effect on liquidity or the availability of capital resources. Cash flows from operations have historically been the primary source of financing for expanding operations, whether through organic growth or outside investments. The Company believes its balances of cash, short-term investments and other readily marketable securities, along with cash flows generated by ongoing operations, will be sufficient to satisfy its cash requirements over the next 12 months and thereafter, including the funding of operating activities and commitments for investing and financing activities. There are currently no known trends that the Company believes will materially impact the Company’s capital resources, nor is the Company anticipating any material changes in the mix or relative cost of such resources except as otherwise disclosed in the Business Trends and Recent Conditions; COVID-19 Pandemic section of this Management's Discussion and Analysis.

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

Cash Flows – Net cash flows provided by operating activities were $8.3 million and $16.5 million for the six-month periods ended June 30, 2022 and 2021, respectively. Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as changes in the estimated fair value of equity security investments, gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. Net cash was used in investing activities for the six-month period ended June 30, 2022, compared with net cash being provided by investing activities in the prior year period, due primarily to the purchase of a subsidiary, a decrease in proceeds from the sale of property, and an increase in purchases of investments, net of proceeds from investment sales and maturities.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of June 30, 2022, the Company held cash and cash equivalents of $35.5 million, short-term investments of $71.3 million, available-for-sale fixed maturity securities of $61.4 million and equity securities of $54.9 million. The net effect of all activities on total cash and cash equivalents was a decrease of $1.7 million in 2022.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of June 30, 2022, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, especially with the continued impact of COVID-19, ongoing inflationary pressures and the ongoing military conflict between Russia and Ukraine, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is carefully monitoring the COVID-19 situation, inflation, the conflict in Ukraine, and other trends that could potentially result in material adverse liquidity changes, and will continually assess its capital allocation strategy, including decisions relating to payment of dividends, repurchasing the Company’s common stock and/or conserving cash.

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company did not purchase any shares in the six-month periods ended June 30, 2022 or 2021.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $2.5 million for the six-month period ended June 30, 2022. In 2022, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations - As of June 30, 2022, the Company had a claims reserve totaling $36.6 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at June 30, 2022 and December 31, 2021, were $14.2 million and $13.4 million, respectively, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases. A portion of the Company's current leases include an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2022 is $5.9 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $484.4 million and $763.9 million as of June 30, 2022 and December 31, 2021, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. No repurchases of the Company’s common stock under the plan were conducted during the quarter ended June 30, 2022. As of June 30, 2022, there was authority remaining under the plan to purchase up to an aggregate of 428,161 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

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

Dated:  August 9, 2022