Form 10-Q
period 2022-09-30
INVESTORS TITLE CO
filed 2022-11-08
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 25, 2022, there were 1,896,982 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2022 and December 31, 2021
(in thousands)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$41,380	$37,168
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: September 30, 2022: $56,299; December 31, 2021: $75,511)	55,307	79,791
Equity securities, at fair value (cost: September 30, 2022: $28,004; December 31, 2021: $29,478)	52,657	76,853
Short-term investments	80,785	45,930
Other investments	19,673	20,298
Total investments	208,422	222,872

Premiums and fees receivable	23,194	22,953
Accrued interest and dividends	971	817
Prepaid expenses and other receivables	12,527	11,721
Property, net	16,613	13,033
Goodwill and other intangible assets, net	17,954	15,951
Operating lease right-of-use assets	6,258	5,202
Other assets	2,320	1,771
Current income taxes recoverable	3,164	—
Total Assets	$332,803	$331,488

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$37,630	$36,754
Accounts payable and accrued liabilities	41,938	43,868
Operating lease liabilities	6,389	5,329
Current income taxes payable	—	3,329
Deferred income taxes, net	7,805	13,121
Total liabilities	93,762	102,401

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,897 and 1,895 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	239,792	225,861
Accumulated other comprehensive (loss) income	(751)	3,226
Total stockholders' equity	239,041	229,087
Total Liabilities and Stockholders’ Equity	$332,803	$331,488

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2022 and 2021
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net premiums written	$66,658	$72,345	$199,409	$201,349
Escrow and other title-related fees	5,963	3,863	17,236	10,148
Non-title services	3,852	2,446	9,114	6,932
Interest and dividends	1,229	893	3,055	2,807
Other investment income	2,173	2,186	4,616	4,610
Net realized investment gains	2,481	268	6,266	771
Changes in the estimated fair value of equity security investments	(4,635)	(802)	(22,722)	7,266
Other	277	217	924	4,572
Total Revenues	77,998	81,416	217,898	238,455

Operating Expenses:
Commissions to agents	33,478	37,570	97,161	102,458
Provision for claims	1,966	1,993	3,452	5,020
Personnel expenses	21,586	15,457	63,738	47,524
Office and technology expenses	4,274	3,175	12,930	9,128
Other expenses	6,606	4,784	19,783	13,285
Total Operating Expenses	67,910	62,979	197,064	177,415

Income before Income Taxes	10,088	18,437	20,834	61,040

Provision for Income Taxes	2,175	3,934	4,457	12,932

Net Income	$7,913	$14,503	$16,377	$48,108

Basic Earnings per Common Share	$4.17	$7.66	$8.63	$25.40

Weighted Average Shares Outstanding – Basic	1,897	1,894	1,897	1,894

Diluted Earnings per Common Share	$4.17	$7.63	$8.63	$25.34

Weighted Average Shares Outstanding – Diluted	1,897	1,900	1,898	1,899

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2022 and 2021
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$7,913	$14,503	$16,377	$48,108
Other comprehensive loss, before income tax:
Accumulated postretirement benefit obligation adjustment	17	—	228	—
Net unrealized losses on investments arising during the period	(1,595)	(433)	(5,537)	(1,064)
Reclassification adjustment for sale of securities included in net income	58	11	104	(19)
Reclassification adjustment for write-down of securities included in net income	35	—	162	—
Other comprehensive loss, before income tax	(1,485)	(422)	(5,043)	(1,083)
Income tax expense related to postretirement health benefits	4	—	48	—
Income tax benefit related to net unrealized losses on investments arising during the period	(338)	(91)	(1,173)	(225)
Income tax expense (benefit) related to reclassification adjustment for sale of securities included in net income	12	2	22	(4)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	8	—	37	—
Net income tax benefit on other comprehensive loss	(314)	(89)	(1,066)	(229)
Other comprehensive loss	(1,171)	(333)	(3,977)	(854)
Comprehensive Income	$6,742	$14,170	$12,400	$47,254

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2022 and 2021
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2021	1,894	$—	$228,133	$3,805	$231,938
Net income			14,503		14,503
Dividends paid ($0.46 per share)			(871)		(871)
Share-based compensation expense related to stock appreciation rights			68		68
Net unrealized loss on investments				(333)	(333)
Balance, September 30, 2021	1,894	$—	$241,833	$3,472	$245,305

Balance, June 30, 2022	1,897	$—	$232,759	$420	$233,179
Net income			7,913		7,913
Dividends paid ($0.46 per share)			(873)		(873)
Repurchases of common stock	—		(86)		(86)
Share-based compensation expense related to stock appreciation rights			79		79
Accumulated postretirement benefit obligation adjustment				13	13
Net unrealized loss on investments				(1,184)	(1,184)
Balance, September 30, 2022	1,897	$—	$239,792	$(751)	$239,041

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	1,892	$—	$196,096	$4,326	$200,422
Net income			48,108		48,108
Dividends paid ($1.36 per share)			(2,576)		(2,576)
Exercise of stock appreciation rights	2		(1)		(1)
Share-based compensation expense related to stock appreciation rights			206		206
Net unrealized loss on investments				(854)	(854)
Balance, September 30, 2021	1,894	$—	$241,833	$3,472	$245,305

Balance, December 31, 2021	1,895	$—	$225,861	$3,226	$229,087
Net income			16,377		16,377
Dividends paid ($1.38 per share)			(2,618)		(2,618)
Repurchases of common stock	—		(86)		(86)
Exercise of stock appreciation rights	2		(1)		(1)
Share-based compensation expense related to stock appreciation rights			259		259
Accumulated postretirement benefit obligation adjustment				180	180
Net unrealized loss on investments				(4,157)	(4,157)
Balance, September 30, 2022	1,897	$—	$239,792	$(751)	$239,041

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$16,377	$48,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,679	1,298
Amortization of investments, net	270	776
Amortization of other intangible assets, net	967	412
Share-based compensation expense related to stock appreciation rights	259	206
Net gain on disposals of property	(50)	(3,991)
Net realized investment gains	(6,266)	(771)
Net change in estimated fair value of equity security investments	22,722	(7,266)
Net earnings from other investments	(2,976)	(2,678)
Provision for claims	3,452	5,020
(Benefit) provision for deferred income taxes	(4,250)	2,953
Changes in assets and liabilities:
Increase in premium and fees receivable	(241)	(3,512)
Increase in other assets	(873)	(4,971)
(Increase) decrease in operating lease right-of-use assets	(1,056)	227
Increase in current income taxes receivable	(3,164)	—
(Decrease) increase in accounts payable and accrued liabilities	(1,702)	1,907
Increase (decrease) in operating lease liabilities	1,060	(245)
(Decrease) increase in current income taxes payable	(3,329)	66
Payments of claims, net of recoveries	(2,576)	(1,849)
Net cash provided by operating activities	20,303	35,690

Investing Activities
Purchases of fixed maturities	(350)	—
Purchases of equity securities	(5,585)	(2,663)
Purchases of short-term investments	(59,072)	(39,370)
Purchases of other investments	(1,300)	(1,084)
Purchases of subsidiary, net of cash	(4,927)	—
Proceeds from sales and maturities of fixed maturity securities	18,870	33,565
Proceeds from sales of equity securities	13,970	6,073
Proceeds from sales and maturities of short-term investments	24,372	3,311
Proceeds from sales and distributions of other investments	4,493	3,298
Proceeds from sales of other assets	30	1
Purchases of property	(3,980)	(6,778)
Proceeds from the sale of property	93	5,321
Net cash (used in) provided by investing activities	(13,386)	1,674

Financing Activities
Repurchases of common stock	(86)	—
Exercise of stock appreciation rights	(1)	(1)
Dividends paid	(2,618)	(2,576)
Net cash used in financing activities	(2,705)	(2,577)

Net Increase in Cash and Cash Equivalents	4,212	34,787
Cash and Cash Equivalents, Beginning of Period	37,168	13,723
Cash and Cash Equivalents, End of Period	$41,380	$48,510

Consolidated Statements of Cash Flows, continued
	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$15,200	$9,913
Non-Cash Investing and Financing Activities:
Non-cash net unrealized loss on investments, net of deferred tax benefit of $1,114 and $229 for September 30, 2022 and 2021, respectively	$4,157	$854
Adjustments to postretirement benefits obligation, net of deferred tax expense of $(48) and $0 for September 30, 2022 and 2021, respectively	$(180)	$—
Changes in Financial Statement Amounts Related to Purchase of Subsidiaries, Net of Cash Received:
Goodwill and other intangibles acquired	$(2,984)	$—
Title plant acquired	(500)	—
Prepaid and other assets acquired	(121)	—
Fixed assets acquired	(1,322)	—
Purchase of subsidiary, net of cash received	$(4,927)	$—

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2022 or any other interim period.

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

Note 2 – Reserve for Claims

Activity in the reserve for claims for the nine-month period ended September 30, 2022 and the year ended December 31, 2021 is summarized as follows:

(in thousands)	September 30, 2022	December 31, 2021
Balance, beginning of period	$36,754	$33,584
Provision charged to operations	3,452	5,686
Payments of claims, net of recoveries	(2,576)	(2,516)
Balance, end of period	$37,630	$36,754

The total reserve for all reported and unreported losses the Company incurred through September 30, 2022 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2022. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	September 30, 2022	%	December 31, 2021	%
Known title claims	$4,033	10.7	$3,317	9.0
IBNR	33,597	89.3	33,437	91.0
Total reserve for claims	$37,630	100.0	$36,754	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income	$7,913	$14,503	$16,377	$48,108
Weighted average common shares outstanding – Basic	1,897	1,894	1,897	1,894
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	—	6	1	5
Weighted average common shares outstanding – Diluted	1,897	1,900	1,898	1,899
Basic earnings per common share	$4.17	$7.66	$8.63	$25.40
Diluted earnings per common share	$4.17	$7.63	$8.63	$25.34

There were 26 thousand and 14 thousand potential shares excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2022 and 2021, respectively, due to the out-of-the-money status of the related share-based awards. There were 13 thousand and 14 thousand potential shares excluded from the computation of diluted earnings per share for the nine-month periods ended September 30, 2022 and 2021, respectively, due to the out-of-the-money status of the related share-based awards.

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

As of September 30, 2022, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	36	$139.16	4.38	$903
SARs granted	5	184.26
SARs exercised	(6)	106.71
Outstanding as of December 31, 2021	35	$150.36	3.96	$1,643
SARs granted	10	155.16
SARs exercised	(4)	89.23
Outstanding as of September 30, 2022	41	$157.51	4.29	$219

Exercisable as of September 30, 2022	28	$162.15	3.53	$210

Unvested as of September 30, 2022	13	$147.24	5.96	$9

During the second quarters of both 2022 and 2021, the Company issued 5 thousand share-settled SARs to directors of the Company. During the third quarter of 2022, the Company also issued 5 thousand share-settled SARs to employees of the Company. There were no such third quarter issuances in 2021. The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair value for the SARs issued during 2022 and 2021 were $62.60 and $59.83, respectively, and were estimated using the weighted average assumptions shown in the table below:

	2022	2021
Expected Life in Years	7.0	7.0
Volatility	35.6%	33.9%
Interest Rate	3.2%	1.3%
Yield Rate	0.6%	1.1%

There was approximately $259 thousand and $206 thousand of compensation expense relating to SARs vesting on or before September 30, 2022 and 2021, respectively, included in personnel expenses in the unaudited Consolidated Statements of Operations. As of September 30, 2022, there was $644 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$78,812	$4,102	$(6,164)	$76,750
Investment loss	(982)	(251)	—	(1,233)
Net realized gain on investments	1,582	899	—	2,481
Total revenues	$79,412	$4,750	$(6,164)	$77,998
Operating expenses	71,516	2,406	(6,012)	67,910
Income before income taxes	$7,896	$2,344	$(152)	$10,088
Total assets	$250,116	$82,687	$—	$332,803

Three Months Ended September 30, 2021 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$79,704	$2,776	$(3,609)	$78,871
Investment income	1,762	515	—	2,277
Net realized gain on investments	235	33	—	268
Total revenues	$81,701	$3,324	$(3,609)	$81,416
Operating expenses	64,022	2,414	(3,457)	62,979
Income before income taxes	$17,679	$910	$(152)	$18,437
Total assets	$256,588	$78,842	$—	$335,430

Nine Months Ended September 30, 2022 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$235,355	$10,081	$(18,753)	$226,683
Investment loss	(12,154)	(2,897)	—	(15,051)
Net realized gain on investments	4,093	2,173	—	6,266
Total revenues	$227,294	$9,357	$(18,753)	$217,898
Operating expenses	206,938	8,424	(18,298)	197,064
Income before income taxes	$20,356	$933	$(455)	$20,834
Total assets	$250,116	$82,687	$—	$332,803

Nine Months Ended September 30, 2021 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$220,824	$11,769	$(9,592)	$223,001
Investment income	12,662	2,021	—	14,683
Net realized gain on investments	628	143	—	771
Total revenues	$234,114	$13,933	$(9,592)	$238,455
Operating expenses	179,073	7,485	(9,143)	177,415
Income before income taxes	$55,041	$6,448	$(449)	$61,040
Total assets	$256,588	$78,842	$—	$335,430

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $14.2 million and $13.4 million as of September 30, 2022 and December 31, 2021, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Service cost – benefits earned during the year	$—	$—	$—	$—
Interest cost on the projected benefit obligation	5	8	19	22
Amortization of unrecognized loss	4	—	—	—
Net periodic benefit cost	$9	$8	$19	$22

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of September 30, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$13,677	$—	$273	$13,404
Special revenue issuer obligations of U.S. states, territories and political subdivisions	37,939	53	1,099	36,893
Corporate debt securities	4,683	344	17	5,010
Total	$56,299	$397	$1,389	$55,307

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$16,669	$922	$—	$17,591
Special revenue issuer obligations of U.S. states, territories and political subdivisions	41,753	2,453	2	44,204
Corporate debt securities	17,089	955	48	17,996
Total	$75,511	$4,330	$50	$79,791

The special revenue category for both periods presented includes approximately 40 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at September 30, 2022 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,320	$9,344
Due one year through five years	35,066	34,635
Due five years through ten years	1,301	1,301
Due after ten years	10,612	10,027
Total	$56,299	$55,307

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2022 and December 31, 2021:

	Less than 12 Months		12 Months or Longer		Total
As of September 30, 2022 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$40,573	$(1,369)	$1,100	$(3)	$41,673	$(1,372)
Corporate debt securities	688	(16)	49	(1)	737	(17)
Total temporarily impaired securities	$41,261	$(1,385)	$1,149	$(4)	$42,410	$(1,389)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2021 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—	$1,102	$(2)	$1,102	$(2)
Corporate debt securities	8,493	(13)	6,203	(35)	14,696	(48)
Total temporarily impaired securities	$8,493	$(13)	$7,305	$(37)	$15,798	$(50)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The current decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.

Factors considered in determining whether a loss is temporary include the length of time and extent to which the estimated fair value has been below cost, the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 54 and 9 fixed maturity securities had unrealized losses at September 30, 2022 and December 31, 2021, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date, or repricing date, or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive (loss) income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded $162 thousand in other-than-temporary impairment charges related to fixed maturity securities for the nine-month period ended September 30, 2022 and had no recorded other-than-temporary impairment charges for nine-month period ended September 30, 2021. Expenses related to other-than-temporary impairments are recorded in net realized investment gains in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of September 30, 2022 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$28,004	$52,657
Total	$28,004	$52,657

As of December 31, 2021 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$29,478	$76,853
Total	$29,478	$76,853

Unrealized holding gains and losses are reported in the unaudited Consolidated Statements of Operations as changes in the estimated fair value of equity security investments.

Net Realized Investment Gains

Gross realized gains and losses on sales of investments for the nine-month periods ended September 30, 2022 and 2021 are summarized as follows:

(in thousands)	2022	2021
Gross realized gains from securities:
Corporate debt securities	$—	$53
Common stocks	7,120	1,428
Total	$7,120	$1,481
Gross realized losses from securities:
Corporate debt securities	$(104)	$(34)
Common stocks	(209)	(677)
Write-down of securities	(162)	—
Total	$(475)	$(711)
Net realized gains from securities	$6,645	$770
Gross realized gains (losses) on other investments:
Gains on other investments	$30	$1
Losses on other investments	(409)	—
Total	$(379)	$1
Net realized investment gains	$6,266	$771

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of September 30, 2022:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$3,538	$5,166	$5,408
Small business investment LPs	Other investments	8,946	9,234	14,320
Total		$12,484	$14,400	$19,728

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of September 30, 2022 and December 31, 2021, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of September 30, 2022 and December 31, 2021:

As of September 30, 2022 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$—	$50,297	$—	$50,297
Corporate debt securities	—	5,010	—	5,010
Total	$—	$55,307	$—	$55,307

As of December 31, 2021 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$—	$61,795	$—	$61,795
Corporate debt securities	—	17,996	—	17,996
Total	$—	$79,791	$—	$79,791

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of September 30, 2022 and December 31, 2021:

As of September 30, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$41,380	$—	$—	$41,380
Accrued interest and dividends	971	—	—	971
Equity securities, at fair value:
Common stocks	52,657	—	—	52,657
Short-term investments:
Money market funds and US treasury bills	80,785	—	—	80,785
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,852	8,852
Total	$175,793	$—	$8,852	$184,645

As of December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$37,168	$—	$—	$37,168
Accrued interest and dividends	817	—	—	817
Equity securities, at fair value:
Common stocks	76,853	—	—	76,853
Short-term investments:
Money market funds	45,930	—	—	45,930
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,688	8,688
Total	$160,768	$—	$8,688	$169,456

The Company did not hold any Level 3 category debt or marketable equity investment securities as of September 30, 2022 or December 31, 2021.

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

Certain equity investments under the measurement alternative are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be other-than-temporarily impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. There were no impairments of such investments made during the nine-month period ended September 30, 2022 or the twelve-month period ended December 31, 2021. The following table presents a rollforward of equity investments under the measurement alternative as of September 30, 2022 and December 31, 2021:

(in thousands)	Balance, January 1, 2022	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, September 30, 2022
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$8,688	$—	$—	$1,037	$(873)	$8,852
Total	$8,688	$—	$—	$1,037	$(873)	$8,852

(in thousands)	Balance, January 1, 2021	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2021
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$8,741	$—	$—	$1,543	$(1,596)	$8,688
Total	$8,741	$—	$—	$1,543	$(1,596)	$8,688

Note 7 – Commitments and Contingencies

Legal Proceedings – The Company and its subsidiaries are involved in legal proceedings that are incidental to their business. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company or its subsidiaries with respect to these legal proceedings is not expected to, in the aggregate, be material to the Company’s consolidated financial condition or operations.

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

Like-Kind Exchanges Proceeds – In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another wholly owned subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $477.9 million and $763.9 million as of September 30, 2022 and December 31, 2021, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other income rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

COVID-19 – COVID-19 could continue to affect the Company in a number of ways including, but not limited to, the impact of employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, potential decreases in net premiums written in the future, and future fluctuations in the Company's investment portfolio.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of September 30, 2022	As of December 31, 2021
Other investments	$5,787	$6,623
Premium and fees receivable	$833	$882

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net premiums written	$6,935	$7,649	$20,921	$21,583
Non-title services and other investment income	$1,237	$1,318	$3,493	$3,148
Commissions to agents	$4,969	$5,507	$14,501	$14,770

Note 9 – Intangible Assets, Goodwill and Title Plants

The Company evaluates nonorganic growth opportunities, such as acquisitions of title insurance agencies, from time to time in the ordinary course of business. During the nine-month period ended September 30, 2022, a subsidiary of the Company acquired a title insurance agency, now wholly owned, doing business in the state of Texas.

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the nine-month periods ended September 30, 2022 and 2021 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Referral relationships	$8,898	$8,567
Non-compete agreements	3,155	2,938
Tradename	747	747
Total	12,800	12,252
Accumulated amortization	(4,486)	(3,505)
Identifiable intangible assets, net	$8,314	$8,747

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2022	$328
2023	1,345
2024	1,162
2025	1,079
2026	1,079
Thereafter	3,134
Total	$8,127

Goodwill and Title Plants

As of September 30, 2022, the Company recognized $9.6 million in goodwill and $1.4 million in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with ASC 350, management determined that no events or changes in circumstances occurred during the nine-month periods ended September 30, 2022 and 2021 that would indicate the carrying amounts may not be recoverable, and, therefore, determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive (Loss) Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three- and nine-month periods ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at June 30	$397	$23	$420
Other comprehensive (loss) income before calculations	(1,257)	13	(1,244)
Amounts reclassified from accumulated other comprehensive (loss) income	73	—	73
Net current-period other comprehensive (loss) income	(1,184)	13	(1,171)
Ending balance	$(787)	$36	$(751)

Three Months Ended September 30, 2021 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at June 30	$3,949	$(144)	$3,805
Other comprehensive (loss) income before calculations	(342)	—	(342)
Amounts reclassified from accumulated other comprehensive (loss) income	9	—	9
Net current-period other comprehensive (loss) income	(333)	—	(333)
Ending balance	$3,616	$(144)	$3,472

Nine Months Ended September 30, 2022 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$3,370	$(144)	$3,226
Other comprehensive (loss) income before calculations	(4,364)	180	(4,184)
Amounts reclassified from accumulated other comprehensive (loss) income	207	—	207
Net current-period other comprehensive (loss) income	(4,157)	180	(3,977)
Ending balance	$(787)	$36	$(751)

Nine Months Ended September 30, 2021 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$4,470	$(144)	$4,326
Other comprehensive (loss) income before calculations	(839)	—	(839)
Amounts reclassified from accumulated other comprehensive (loss) income	(15)	—	(15)
Net current-period other comprehensive (loss) income	(854)	—	(854)
Ending balance	$3,616	$(144)	$3,472

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three- and nine-month periods ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022 (in thousands)
Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized loss on investments	$(58)
Write-down of securities	(35)
Total	$(93)	Net realized investment gains
Tax	20	Provision for income taxes
Net of Tax	$(73)
Reclassifications for the period	$(73)

Three Months Ended September 30, 2021 (in thousands)
Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized loss on investments	$(11)
Write-down of securities	—
Total	$(11)	Net realized investment gains
Tax	2	Provision for income taxes
Net of Tax	$(9)
Reclassifications for the period	$(9)

Nine Months Ended September 30, 2022 (in thousands)
Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized loss on investments	$(104)
Write-down of securities	(162)
Total	$(266)	Net realized investment gains
Tax	59	Provision for income taxes
Net of Tax	$(207)
Reclassifications for the period	$(207)

Nine Months Ended September 30, 2021 (in thousands)
Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$19
Write-down of securities	—
Total	$19	Net realized investment gains
Tax	(4)	Provision for income taxes
Net of Tax	$15
Reclassifications for the period	$15

Note 11 – Revenue from Contracts with Customers

GAAP requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance does not apply to revenue associated with insurance contracts (including title insurance policies), financial instruments and lease contracts, and therefore is primarily applicable to the following Company revenue categories.

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue from contracts with customers:
Escrow and other title-related fees	$5,963	$3,863	$17,236	$10,148
Non-title services	3,852	2,446	9,114	6,932
Total revenue from contracts with customers	9,815	6,309	26,350	17,080
Other sources of revenue:
Net premiums written	66,658	72,345	199,409	201,349
Investment-related revenue (loss)	1,248	2,545	(8,785)	15,454
Other	277	217	924	4,572
Total revenues	$77,998	$81,416	$217,898	$238,455

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

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s operating leases follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating leases	$697	$350	$1,876	$1,002
Short-term leases (b)	64	93	177	249
Lease expense	$761	$443	$2,053	$1,251
Sub-lease income	—	—	—	—
Lease cost	$761	$443	$2,053	$1,251

(b)	Leases with an initial term of twelve months or less are not recorded on the unaudited Consolidated Balance Sheets.

Components of the operating lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Current:
Operating lease liabilities	$2,083	$1,547
Non-current:
Operating lease liabilities	4,306	3,782
Total operating lease liabilities	$6,389	$5,329

The future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2022, are summarized as follows:

Year Ended (in thousands)
2022	$544
2023	2,168
2024	1,729
2025	1,194
2026	893
Thereafter	316
Total undiscounted payments	$6,844
Less: present value adjustment	(455)
Operating lease liabilities	$6,389

Supplemental lease information is as follows:

	As of September 30, 2022	As of December 31, 2021
Weighted average remaining lease term (years)	3.62	4.13
Weighted average discount rate	3.9%	4.2%

The Company does not have any material pending operating or financing lease agreements that become effective in future periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Investors Title Company's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") should be read in conjunction with the following discussion since it contains information which is important for evaluating the Company's operating results and financial condition.

In addition, the Company may make forward-looking statements in the following discussion and analysis. Forward looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual results may vary. See "Safe Harbor for Forward-Looking Statements" at the end of this discussion and analysis, as well as the sections titled "Risk Factors" in Part I, Item 1A of the 2021 Form 10-K for factors that could affect forward-looking statements.

Overview

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Total revenues from the title segment accounted for 96.1% of the Company's revenues for the nine-month period ended September 30, 2022.

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

The Company issues title insurance policies directly and through a network of agents.  Issuing agents are typically real estate attorneys, independent agents or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory.  The ability to attract and retain issuing agents is a key determinant of the Company’s growth in title insurance premiums written.

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

Services other than title insurance provided by operating divisions of the Company are not reported separately, but rather are reported collectively in a group called “All Other.”  These other services include those offered by the Company and by its wholly owned subsidiaries, Investors Title Exchange Corporation (“ITEC”), Investors Title Accommodation Corporation (“ITAC”), Investors Trust Company (“Investors Trust”) and Investors Title Management Services, Inc. (“ITMS”).

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

COVID-19 – COVID-19 could continue to affect the Company in a number of ways including, but not limited to, the impact of employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, potential decreases in net premiums written in the future, and future fluctuations in the Company's investment portfolio.

The current period of inflation, as well as ongoing military conflict between Russia and Ukraine, has created additional volatile market conditions and uncertainties in the global economy. These events have impacted and could continue to impact the Company in a number of ways including, but not limited to, future fluctuations in the Company's investment portfolio and potential decreases in net premiums written. The Federal Open Market Committee (“FOMC”) of the Federal Reserve has been highly attentive to the risks that these events have created, and in response has been raising the target federal funds rate at recent meetings. Although the federal funds rate does not directly impact mortgage interest rates, it can have a significant influence as lenders pass on the costs of rate increases to consumers. Higher mortgage interest rates could impact the demand and pricing of real estate.

Regulatory Environment

The FOMC issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. In March 2020, the FOMC lowered the target federal funds rate twice by a total of 150 basis points in response to risk posed to economic activity by COVID-19, resulting in a target federal funds rate range between 0.00% and 0.25%. The FOMC had maintained this target range until March 2022, when the target federal funds rate range was increased to between 0.25% and 0.50%. The target federal funds rate range was further raised at subsequent meetings, with the FOMC's most recent change increasing the target range in November 2022 to between 3.75% and 4.00%. The FOMC has noted that it anticipates that ongoing increases in the target range will be appropriate and, in addition, has decided to continue with balance sheet holdings reductions that began in May of 2022. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

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

The timing and nature of any reforms are currently unknown; however, the CFPB has taken a significantly more aggressive approach to using its rulemaking, supervision, and enforcement authorities under President Biden’s administration. Any changes to the CFPB or other governmental entities could affect the Company and its results of operations.

Real Estate Environment

The Mortgage Bankers Association's ("MBA") September 19, 2022 Mortgage Finance Forecast (“MBA Forecast”) projects 2022 purchase activity to decrease 13.2% to $1,618 billion and mortgage refinance activity to decrease 72.6% to $706 billion, resulting in a net decrease in total mortgage originations of 47.6% to $2,324 billion, all from 2021 levels. In 2021, purchase activity accounted for 42.0% of all mortgage originations and is projected in the MBA Forecast to represent 69.6% of all mortgage originations in 2022. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 4.9% and 2.9% for the nine-month periods ended September 30, 2022 and 2021, respectively. The FOMC has noted that it anticipates that ongoing increases in the federal funds rate will be appropriate in response to the current inflationary environment, with mortgage rates typically moving in conjunction with the federal funds rate. Per the MBA Forecast, mortgage interest rates are projected to stay at or around 5.5% for the remainder of 2022, before decreasing in both 2023 and 2024. Due to the rapidly changing environment brought on by COVID-19, supply constraints, inflationary pressures and geopolitical conflicts, these projections and the impact of actual future developments on the Company could be subject to material change.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the nine-month period ended September 30, 2022, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the 2021 Form 10-K.

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three- and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues:
Net premiums written	$66,658	$72,345	$199,409	$201,349
Escrow and other title-related fees	5,963	3,863	17,236	10,148
Non-title services	3,852	2,446	9,114	6,932
Interest and dividends	1,229	893	3,055	2,807
Other investment income	2,173	2,186	4,616	4,610
Net realized investment gains	2,481	268	6,266	771
Changes in the estimated fair value of equity security investments	(4,635)	(802)	(22,722)	7,266
Other	277	217	924	4,572
Total Revenues	77,998	81,416	217,898	238,455

Operating Expenses:
Commissions to agents	33,478	37,570	97,161	102,458
Provision for claims	1,966	1,993	3,452	5,020
Personnel expenses	21,586	15,457	63,738	47,524
Office and technology expenses	4,274	3,175	12,930	9,128
Other expenses	6,606	4,784	19,783	13,285
Total Operating Expenses	67,910	62,979	197,064	177,415

Income before Income Taxes	10,088	18,437	20,834	61,040

Provision for Income Taxes	2,175	3,934	4,457	12,932

Net Income	$7,913	$14,503	$16,377	$48,108

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written decreased 7.9% and 1.0% for the three- and nine-month periods ended September 30, 2022 to $66.7 million and $199.4 million, respectively, compared with $72.3 million and $201.3 million for the same prior year periods. The decreases for the three- and nine-month periods ended September 30, 2022 were primarily driven by an overall decline in the level of real estate transaction volume following the rise in mortgage interest rates, partially offset by higher average home prices and increased premiums in our Texas market.

Total premiums include an estimate of premiums for policies that have been issued directly and by agents, but not reported to the Company as of the balance sheet date. To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the policy effective date and the date the policies are reported. From time to time, the Company adjusts the inputs to the estimation process as reported transactions and new information becomes available from direct and agency business. In addition to estimating revenues, the Company also estimates and accrues agent commissions, claims provision, premium taxes, income taxes, and other expenses associated with the estimated revenues that have been accrued. The Company reflects any adjustments to the accruals in the results of operations in the period in which new information becomes available.

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of premiums generated by direct and agency operations for the three- and nine-month periods ended September 30, 2022 and 2021, with certain balances for 2021 reclassified to conform to the 2022 presentation:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	%	2021	%	2022	%	2021	%
Direct	$21,818	32.7	$21,803	30.1	$68,478	34.3	$61,619	30.6
Agency	44,840	67.3	50,542	69.9	130,931	65.7	139,730	69.4
Total	$66,658	100.0	$72,345	100.0	$199,409	100.0	$201,349	100.0

Direct Net Premiums – The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations increased 0.1% and 11.1% for the three- and nine-month periods ended September 30, 2022, respectively, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2022 and 2021 were driven by higher average home prices and increased premiums written by wholly owned agencies in our Texas market, partially offset by a decline in transaction volume associated with higher mortgage interest rates.

Agency Net Premiums – When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the underwriter. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written decreased 11.3% and 6.3% for the three- and nine-month periods ended September 30, 2022, compared with the same prior year periods. The decreases for the three- and nine-month periods ended September 30, 2022 were primarily driven by an overall decline in the level of real estate transaction volume following the rise in mortgage interest rates, partially offset by higher average home prices.

Following is a schedule of net premiums written for the three- and nine-month periods ended September 30, 2022 and 2021 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State (in thousands)	2022	2021	2022	2021
North Carolina	$23,622	$26,118	$71,392	$75,527
Texas	21,081	18,079	60,457	42,317
Georgia	6,094	7,667	18,819	25,527
South Carolina	6,407	7,258	17,349	17,940
All Others	9,632	13,352	32,068	40,413
Premiums Written	66,836	72,474	200,085	201,724
Reinsurance Assumed	—	—	—	—
Reinsurance Ceded	(178)	(129)	(676)	(375)
Net Premiums Written	$66,658	$72,345	$199,409	$201,349

The increases in net premiums written in the state of Texas for the three- and nine-month periods ended September 30, 2022 primarily resulted from the Company's recent acquisitions of title insurance agencies doing business in the state of Texas. The Company evaluates nonorganic growth opportunities, such as acquisitions of title insurance agencies, from time to time in the ordinary course of business.

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of title insurance policies including settlement, examination and closing fees. Escrow and other title-related fee revenues were $6.0 million and $17.2 million for the three- and nine-month periods ended September 30, 2022, respectively, compared with $3.9 million and $10.1 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2022 were mainly due to a larger share of business in markets that generate escrow income, and fee income associated with commercial activity.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $3.9 million and $9.1 million for the three- and nine-month periods ended September 30, 2022, respectively, compared with $2.4 million and $6.9 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2022 were primarily related to increases in like-kind exchange revenues.

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

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable or tax-exempt fixed maturity securities and equity securities.  The Company also invests in short-term investments that typically include money market funds, and, at times, the Company has or could invest in U.S. Treasury bills, commercial paper and certificates of deposit. The Company strives to maintain a high quality investment portfolio. In 2022, the Company has purchased higher levels of short-term investments due to the downturns in other investment vehicles utilized by the Company and uncertainty in the investment market.

Interest and dividends were $1.2 million and $3.1 million for the three- and nine-month periods ended September 30, 2022, respectively, compared with $893 thousand and $2.8 million for the same prior year periods.  Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investments that meet the Company's investment policy.

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

Other investment income was $2.2 million and $4.6 million for the three- and nine-month periods ended September 30, 2022, respectively, compared with $2.2 million and $4.6 million for the same prior year periods. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and/or distributions received.

Net Realized Investment Gains

Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers’ business prospects and tax planning considerations.  Additionally, the amounts included in net realized investment gains are affected by assessments of securities’ valuation for impairment.  As a result of the interaction of these factors and considerations, the net realized investment gain or loss can vary significantly from period to period.

The net realized investment gains were $2.5 million and $6.3 million for the three- and nine-month periods ended September 30, 2022, respectively, compared with $268 thousand and $771 thousand for the same prior year periods. The Company recorded impairment charges of $35 thousand and $162 thousand on certain fixed maturity securities where the intent to hold has changed in the three- and nine-month periods ended September 30, 2022. There were no impairment charges recorded in 2021. Management believes unrealized losses on the remaining fixed maturity securities at September 30, 2022 are temporary in nature.

The securities in the Company’s investment portfolio are subject to economic conditions and market risks.  The Company considers relevant facts and circumstances in evaluating whether a credit or interest-related impairment of a fixed maturity security has occurred.  Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.

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

Changes in the Estimated Fair Value of Equity Security Investments

Changes in the estimated fair value of equity security investments were $(4.6) million and $(22.7) million for the three- and nine-month periods ended September 30, 2022, respectively, compared with $(802) thousand and $7.3 million for the same prior year periods. Such fluctuations are the result of changes in general market conditions during the respective periods. All major indices have experienced significant declines in 2022.

Other Revenues

Other revenues primarily include miscellaneous income and gains and losses on the disposal of fixed assets and real estate. Other revenues were $277 thousand and $924 thousand for the three- and nine-month periods ended September 30, 2022, respectively, compared with $217 thousand and $4.6 million for the same prior year periods. The decrease for the nine-month period ended September 30, 2022 was primarily related to a gain on the sale of a property recorded in 2021.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 7.8% and 11.1% for the three- and nine-month periods ended September 30, 2022, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2022 were primarily due to increases in personnel expenses, title fees, and office and technology expenses.

Following is a summary of the Company's operating expenses for the three- and nine-month periods ended September 30, 2022 and 2021. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	%	2021	%	2022	%	2021	%
Title Insurance	$65,567	96.5	$60,599	96.2	$188,788	95.8	$170,032	95.8
All Other	2,343	3.5	2,380	3.8	8,276	4.2	7,383	4.2
Total	$67,910	100.0	$62,979	100.0	$197,064	100.0	$177,415	100.0

On a combined basis, the after-tax profit margins were 10.1% and 7.5% for the three- and nine-month periods ended September 30, 2022, respectively, compared with 17.8% and 20.2% for the same prior year periods. The decreases for the three- and nine-month periods ended September 30, 2022 were primarily due to reductions in the estimated fair value of equity security investments during the current year periods, a gain on the sale of property in the same prior year periods, and increases in total expenses that outpaced the changes in revenue. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $21.6 million and $63.7 million for the three- and nine-month periods ended September 30, 2022, respectively, compared with $15.5 million and $47.5 million for the same prior year periods. On a consolidated basis, personnel expenses as a percentage of total revenues were 27.7% and 29.3% for the three- and nine-month periods ended September 30, 2022, respectively, compared with 19.0% and 19.9% for the same prior year periods. The increases in personnel expenses for the three- and nine-month periods ended September 30, 2022 were primarily due to staffing of new offices, hiring to support growth initiatives, and increased employee benefit costs. Increases in staffing levels are the result of both organic growth and recent acquisitions of title insurance agencies, as the Company continues expansion of its geographic footprint. Employee headcount increased by 40.2% as of September 30, 2022, when compared to the same prior year period, primarily due to the Company's continued expansion efforts in the Texas market.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $4.3 million and $12.9 million for the three- and nine-month periods ended September 30, 2022, respectively, compared with $3.2 million and $9.1 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2022 were primarily in support of expanding the Company's geographic footprint, the result of adding new office locations due to both organic growth and recent acquisitions of title insurance agencies, and various ongoing technology initiatives.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $6.6 million and $19.8 million for the three- and nine-month periods ended September 30, 2022, respectively, compared with $4.8 million and $13.3 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2022 were primarily related to increases in title and service fees, technology fees and business development expenses.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents decreased 10.9% and 5.2% for the three- and nine-month periods ended September 30, 2022, respectively, compared with the same prior year periods. Commission expense as a percentage of net premiums written by agents was 74.7% and 74.2% for the three- and nine-month periods ended September 30, 2022, compared with 74.3% and 73.3% for the same prior year periods. The changes in commission expense, and commission expense as a percentage of net premiums written, were primarily related to the decreases in agent premium volume and changes in geographic mix. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims decreased 1.4% and 31.2% for the three- and nine-month periods ended September 30, 2022, respectively, compared with the same prior year periods. The provision for claims as a percentage of net premiums written was 2.9% and 1.7% for the three- and nine-month periods ended September 30, 2022, compared with 2.8% and 2.5% for the same prior year periods. The decrease in the provision for claims for the nine-month period ended September 30, 2022 was primarily due to changes in the geographic mix for underwriting risk and higher levels of favorable loss development in 2022.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $2.6 million and $1.8 million for the nine-month periods ended September 30, 2022 and 2021, respectively.

At September 30, 2022, the total reserve for claims was $37.6 million. Of that total, approximately $4.0 million was reserved for specific claims, and approximately $33.6 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $2.2 million and $4.5 million for the three- and nine-month periods ended September 30, 2022, respectively, compared with $3.9 million and $12.9 million for the same prior year periods. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 21.6% and 21.4% for the three- and nine-month periods ended September 30, 2022, respectively, compared with 21.3% and 21.2% for the same prior year periods. The effective income tax rates for both 2022 and 2021 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income and state taxes. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through September 30, 2022 will be realized. However, this judgment could be impacted by further market fluctuations.

Liquidity and Capital Resources

The Company’s material cash requirements include general operating expenses, contractual and other obligations for the future payment of title claims, employment agreements, lease agreements, income taxes, capital expenditures, dividends on its common stock and other contractual commitments for goods and services needed for operations. All other arrangements entered into by the Company are not reasonably likely to have a material effect on liquidity or the availability of capital resources. Cash flows from operations have historically been the primary source of financing for expanding operations, whether through organic growth or outside investments. The Company believes its balances of cash, short-term investments and other readily marketable securities, along with cash flows generated by ongoing operations, will be sufficient to satisfy its cash requirements over the next 12 months and thereafter, including the funding of operating activities and commitments for investing and financing activities, in addition to potential purchases under the Company's repurchase plan described below. There are currently no known trends that the Company believes will materially impact the Company’s capital resources, nor is the Company anticipating any material changes in the mix or relative cost of such resources except as otherwise disclosed in the Business Trends and Recent Conditions section of this Management's Discussion and Analysis.

The Company evaluates nonorganic growth opportunities, such as mergers and acquisitions, from time to time in the ordinary course of business. Because of the episodic nature of these events, related incremental liquidity and capital resource needs can be difficult to predict.

The Company’s operating results and cash flows are heavily dependent on the real estate market. The Company’s business has certain fixed costs; therefore, changes in the real estate market are monitored closely, and operating expenses such as staffing levels are managed and adjusted accordingly. The Company believes that its significant working capital position and management of operating expenses will aid its ability to manage cash resources through fluctuations in the real estate market.

Cash Flows – Net cash flows provided by operating activities were $20.3 million and $35.7 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as changes in the estimated fair value of equity security investments, gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. Net cash was used in investing activities for the nine-month period ended September 30, 2022, compared with net cash being provided by investing activities in the prior year period, due primarily to an increase in purchases of investments, net of proceeds from investment sales and maturities, the purchase of a subsidiary during the current year period, and a decrease in proceeds from the sale of property.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of September 30, 2022, the Company held cash and cash equivalents of $41.4 million, short-term investments of $80.8 million, available-for-sale fixed maturity securities of $55.3 million and equity securities of $52.7 million. The net effect of all activities on total cash and cash equivalents was an increase of $4.2 million in 2022.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of September 30, 2022, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, with any continued impact of COVID-19, ongoing inflationary pressures and the ongoing military conflict between Russia and Ukraine, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is carefully monitoring the COVID-19 situation, inflation, the conflict in Ukraine, and other trends that could potentially result in material adverse liquidity changes, and will continually assess its capital allocation strategy, including decisions relating to payment of dividends, repurchasing the Company’s common stock and/or conserving cash.

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased 629 shares in the nine-month periods ended September 30, 2022 and did not repurchase any shares in the corresponding period in 2021.  The Company anticipates increasing its purchases under the repurchase plan during the remainder of 2022 and first half of 2023, subject to such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $4.0 million for the nine-month period ended September 30, 2022. In 2022, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations - As of September 30, 2022, the Company had a claims reserve totaling $37.6 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at September 30, 2022 and December 31, 2021, were $14.2 million and $13.4 million, respectively, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases. A portion of the Company's current leases include an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year after 2022 is $6.3 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $477.9 million and $763.9 million as of September 30, 2022 and December 31, 2021, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

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

Recent Accounting Standards

No recent accounting pronouncements are expected to have a material impact on the Company’s financial position and results of operations. Please refer to Note 1 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the Company’s basis of presentation and significant accounting policies.

Safe Harbor for Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the SEC and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “should,” “could,” “would” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Without limitation, projected developments in mortgage interest rates and the overall economic environment set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Trends and Recent Conditions” constitute forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

•changes in interest rates and real estate values;
•changes in general economic, business, and political conditions, including the performance of the financial and real estate markets;
•the impact of inflation;
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

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the SEC. For more details on factors that could affect expectations, see the 2021 Form 10-K, including under the heading "Risk Factors." The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider the possibility that actual results may differ materially from our forward-looking statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A of the Company’s 2021 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended September 30, 2022, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				428,161
July 1 through July 31, 2022	—	$—	—	428,161
August 1 through August 31, 2022	—	—	—	428,161
September 1 through September 30, 2022	629	138.45	629	427,532
Total	629	$138.45	629	427,532
(1) On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. During the quarter ended September 30, 2022, the Company purchased a total of 629 shares of the Company's common stock under the repurchase plan. As of September 30, 2022, there was authority remaining under the plan to purchase up to an aggregate of 427,532 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None.

Item 6.  Exhibits

4.1
Amended and Restated Rights Agreement, dated September 30, 2022, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 3, 2022)

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

Dated:  November 8, 2022