Form 10-K
period 2022-12-31
INVESTORS TITLE CO
filed 2023-03-14
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2022

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

☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to§240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the shares held by non-affiliates of the registrant as of June 30, 2022 was $220,925,752 based on the closing price on the Nasdaq Stock Market LLC.

As of February 17, 2023, there were 1,896,666 common shares of the registrant outstanding.

Documents incorporated by reference: Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 17, 2023 are incorporated by reference in Part III hereof.

Safe Harbor and Forward-Looking Statements

This Annual Report on Form 10-K, as well as information included in future filings by Investors Title Company (the “Company”) with the Securities and Exchange Commission (the “SEC”) and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that reflect management’s current outlook for future periods. These statements may be identified by the use of words such as “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “should,” “could,” “would” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product and service development, market share position, claims, expenditures, financial results and cash requirements, are forward-looking statements. Without limitation, projected developments in mortgage interest rates and the overall economic environment set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Trends and Recent Conditions” constitute forward-looking statements. Forward-looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. For a description of factors that may cause actual results to differ materially from such forward-looking statements, refer to “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, but not limited to, the following:

•changes in interest rates and real estate values;
•changes in general economic, business, and political conditions, including the performance of the financial and real estate markets;
•the impact of inflation;
•the impact of ongoing military conflict between Russia and Ukraine;
•the impact of a failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling;
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
•the Company’s reliance upon the North Carolina, Texas, South Carolina and Georgia markets for a significant portion of its premiums, comprising approximately 35.6%, 29.0%, 9.4% and 9.2% of premiums written, respectively;
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

Title Insurance Underwriting Operations: ITIC and NITIC issue title insurance policies directly and through a network of agents. Issuing agents are typically real estate attorneys, independent agents or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations and the Company’s marketing strategy in a particular territory. The Company’s title insurance subsidiaries determine the terms and conditions upon which they will insure title to real property according to the Company’s underwriting standards, policies and procedures. Title insurance premiums written reflect a one-time premium payment, with no recurring premiums.

Generally, premiums for title insurance are recorded and recognized as revenue at the closing of the related transaction, when the earnings process is considered complete. When the policy is issued directly, the premiums collected are retained by the Company. When the policy is issued through a non-wholly owned title insurance agency, the agency retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. The percentage of the premium retained by agents varies by region and is sometimes regulated by the states where the property is located.

For a description of the level of net premiums written directly and through agency operations, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

Premiums from title insurance written on properties located in North Carolina, Texas, South Carolina and Georgia represent the largest source of revenue for the title insurance segment. In North Carolina, a majority of the Company’s title insurance commitments and policies are issued directly. In Texas, South Carolina, Georgia and other states, title policies are primarily issued through issuing agents. For a description of the level of net premiums written geographically for significant states, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

In 1988, the Company established ITEC to provide services in connection with tax-deferred exchanges of like-kind property pursuant to §1031 of the Internal Revenue Code of 1986, as amended (the “IRC”). ITEC acts as a qualified intermediary in tax-deferred exchanges of real property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange services division, ITEC and ITAC, are pursuant to provisions in the IRC. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange services division.

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

ITIC and NITIC strive to provide superior service to their customers and consider this an important factor in attracting and retaining customers. Company personnel strive to develop new business and agency relationships to increase market share while ITIC’s Commercial Services Division focuses on services provided to commercial clients.

REGULATION

Any material change in the Company’s regulatory environment may have an adverse effect on its business.

Title Insurance

The Company is an insurance holding company and therefore, it is subject to regulation in the states in which its insurance subsidiaries do business. These regulations, among other things, require insurance holding companies to register and file certain reports, and require prior regulatory approval of the payment of extraordinary dividends and other intercompany distributions or transfers. They also may require approval of the insurance commissioner prior to a third party directly or indirectly acquiring control of the insurer, which may make it difficult or prohibitive for a third party to acquire the Company.

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital, surplus and reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, approving related party transactions, as well as examining and auditing title insurers. At December 31, 2022, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states where they are licensed. A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various state laws to maintain assets of a defined minimum quality and amount.

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

Increased regulatory involvement may affect the Company and its service providers. Proposals to change regulations governing insurance holding companies and the title insurance industry are often introduced in Congress, in state legislatures and before various insurance regulatory agencies, including the CFPB. Although the Company regularly monitors such proposals, the likelihood and timing of passage of any such regulation, and the possible effects of any such regulation on the Company and its subsidiaries, cannot be determined at this time.

Certain laws and regulations, such as the cyber security requirements of governmental authorities, require the Company to maintain certain information security standards and practices.  Other laws and regulations regulate the manner in which the Company collects, uses, retains, protects, discloses, transfers, and processes personal data. Following the enactment of the California Consumer Privacy Act, the Virginia Consumer Data Protection Act and the European Union General Data Protection Regulation, the Company expects the adoption of comprehensive data privacy laws in more jurisdictions in which it operates.

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

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in municipal and U.S. government securities and investment grade corporate fixed maturity securities and equity securities. The Company’s fixed maturity securities are classified as available for sale and carried at estimated fair value. Equity securities are also carried at estimated fair value. The Company’s investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries. The Company’s investment portfolio is managed internally and via a wholly owned subsidiary. The securities in the Company’s portfolio are subject to economic conditions and normal market risks. Equity securities at December 31, 2022 and 2021 consisted of investments in various industry groups. The Company’s investment portfolio did not include any significant investments in banks, trust or insurance companies at December 31, 2022 or 2021. Short-term investments, which consist primarily of money market funds and US treasury bills, have an original maturity of one year or less, are carried at cost, which approximates fair value due to the short duration to maturity. In addition, at December 31, 2022 and 2021, the Company held investments that are accounted for using the equity method and measurement alternative method (refer to Note 1 of the Notes to the Consolidated Financial Statements).

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

EMPLOYEES AND HUMAN CAPITAL

The Company and its subsidiaries had 626 full-time employees and 29 part-time employees as of December 31, 2022. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

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

The Company is an equal opportunity employer, committed to creating an inclusive culture that supports all employees and is free of discrimination based on gender, race, ethnicity, religion, disability or other legally protected characteristic. The current makeup of the Company's Board of Directors complies with the Nasdaq Stock Market LLC's rules related to board diversity.

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

ADDITIONAL INFORMATION

The Company files annual, quarterly and current reports and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Executive Officers of the Company

Following is information regarding the executive officers of the Company as of February 21, 2023. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	88	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	60	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	56	Executive Vice President, Secretary and Director

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

The demand for the Company’s title insurance and other real estate transaction products and services varies from year to year and is dependent upon, among other factors, the volume of residential and commercial real estate transactions and mortgage financing transactions. The volume of these transactions has historically been influenced by factors such as the overall state of the economy, the average price level of real estate sales, housing inventory, unemployment levels, and the availability and pricing of mortgage financing. Real estate activity generally decreases when the economy is weak or uncertain, home prices are increasing, housing inventory is limited, the availability of mortgage credit is limited, or mortgage interest rates are increasing. The cyclical nature of the Company’s business has caused volatility in revenue and profitability in the past and could do so in the future.

Demand for title insurance also depends in part upon the requirement by mortgage lenders and other participants in the secondary mortgage market that title insurance policies be obtained on residential and commercial real property.

The current period of inflation, as well as ongoing military conflict between Russia and Ukraine, has created additional volatile market conditions and uncertainties in the global economy. Current political tensions may make it difficult for Congress to agree on any further increases to or suspension of the debt ceiling in a timely manner or at all, further increasing market volatility and economic uncertainty. These events have impacted and could continue to impact the Company in a number of ways including, but not limited to, future fluctuations in the Company's investment portfolio and potential decreases in net premiums written. The Federal Open Market Committee (“FOMC”) of the Federal Reserve has been highly attentive to the risks that these events have created, and in response has been raising the target federal funds rate at recent meetings. Although the federal funds rate does not directly impact mortgage interest rates, it can have a significant influence as lenders pass on the costs of rate increases to consumers. Higher mortgage interest rates have and could continue to negatively impact the demand and pricing of real estate, which has and could continue to adversely affect the Company’s operations and financial condition. For example, net premiums written for the Company decreased during certain periods of 2022 due to an overall decline in the level of real estate transaction volumes resulting from higher average mortgage interest rates.

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

The Company relies upon the North Carolina, Texas, South Carolina and Georgia markets for a significant portion of its premiums. Changes in the economic or regulatory environments in these states could have an adverse impact on the Company.

North Carolina, Texas, South Carolina and Georgia are the largest sources of premium revenue for the Company’s title insurance subsidiaries. In 2022, these states represented 35.6%, 29.0%, 9.4% and 9.2% of total premiums written by the Company, respectively. A decrease in the level of real estate activity in these states, whether driven by weak economic conditions, changes in regulatory environments or other factors that influence demand, could have a negative impact on the Company’s financial results. Some of these markets, like the overall real estate market, experienced during 2022 and may continue to experience, an overall decline in the level of real estate transaction volumes resulting from higher average mortgage interest rates.

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

Large mortgage lenders and government-sponsored entities, because of their significant role in the mortgage process, have significant influence over the Company and other service providers. Refusal by major market lenders to accept the Company’s product offerings could have a material adverse effect on the Company. Furthermore, government-sponsored entities, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), often require the purchase of title insurance for home loans they securitize. Changes by these regulatory entities could impact the entire mortgage loan process and as a result, could impact the demand for title insurance. This includes the recent promotion of the use of alternative products in lieu of title insurance, such as attorney opinion letters, in certain circumstances to lower closing costs. In addition, the federal government has had discussions about the possible reform of Fannie Mae and Freddie Mac. The timing and results of reform are currently unknown; however, changes to these entities could adversely impact the Company and its results of operations.

Unfavorable economic or other conditions could cause the Company to record impairment charges for all or a portion of its goodwill and other intangible assets.

As a result of acquisition activity, the Company has goodwill and other intangible assets that comprise approximately 5.2% of total assets as of December 31, 2022. Quarterly, the Company performs an impairment analysis that reviews changes in events or circumstances that could lead to the carrying value not being recoverable. Economic downturns or poor performance of the acquisitions could result in the Company recognizing an impairment of a portion or all of the goodwill and intangible assets on the Company’s books and could have a material adverse effect on the Company’s results of operations.

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

Rates for title insurance vary by state and are subject to extensive regulation. Statutes generally provide that rates must not be excessive, inadequate or unfairly discriminatory. The process of implementing a rate change in most states involves pre-approval by the applicable state insurance regulator. These regulations could impact the Company’s ability to adjust prices in the face of rapidly changing market conditions, which could adversely affect results of operations.

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

The Company is an insurance holding company and it has no substantial operations of its own. Its principal assets are investments in its operating subsidiaries, primarily its insurance subsidiaries. The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans. The Company’s insurance subsidiaries are subject to regulations that limit the amount of dividends, loans or advances they may make to the Company. The restriction on these amounts is based on the amount of the insurance subsidiaries’ unassigned surplus and net income, with certain adjustments. Additionally, these subsidiaries are required to maintain minimum amounts of capital, surplus and reserves. As of December 31, 2022, approximately $110.3 million of consolidated shareholders’ equity represented the net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior approval by the appropriate regulatory body. In addition, the Company’s ability to pay dividends may be constrained by business considerations, such as the impact of dividends on insurer ratings or competitive position. These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or fund growth opportunities.

RISKS RELATED TO INVESTMENTS AND DEPOSITS

Deterioration in financial markets may cause a decline in the performance of the Company’s investments and could have a material adverse impact on net income.

The Company derives a substantial portion of its income from its investment portfolio that primarily includes fixed maturity securities, equity securities and short-term investments. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company’s investment portfolio is subject to risk from changes in general economic conditions, prices of marketable fixed maturity securities and equity securities, interest rates, liquidity, credit markets, and other external factors. The risk of loss is increased during periods of economic uncertainty and tight credit markets as these factors could limit the ability of some issuers to repay their debt obligations.

Fixed maturity securities and equity securities are carried at estimated fair value on the Company’s Consolidated Balance Sheets. Changes in the estimated fair value of fixed maturity securities are recorded as a component of accumulated other comprehensive income. Fixed maturity securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors indicating impairment that would result in the value of the investment being written down. Unrealized holding gains and losses on equity securities are reported in the Consolidated Statements of Operations as changes in the estimated fair value of equity security investments, without regard to impairment. Changes in the estimated fair value of securities in the Company’s investment portfolio could have a material adverse effect on the Company’s results of operations and financial condition.

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

RISKS RELATED TO CYBERSECURITY, TECHNOLOGY AND RISK MANAGEMENT

Breaches and failures of, and other disruptions to, information technology systems of the Company or its service providers may disrupt the Company’s operations, result in monetary losses and harm the Company’s reputation.

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

The Company’s IT systems may be disrupted or fail, and information stolen or otherwise misappropriated, for a number of reasons, including, but not limited to:

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

Like all companies, the Company’s IT systems have been, and likely will continue to be, the target of computer viruses, cyberattacks, phishing attacks and other malicious activity. While the Company has not experienced a known material breach to date, the occurrence or scope of such events is not always immediately apparent and there can be no assurance that the Company will not suffer additional attacks or incur serious financial consequences or expense in the future. The Company invests resources in maintaining the security of its systems and adapting to evolving security threats. There is, however, no guarantee that its security measures will be adequate to prevent all cyberattacks. There is similarly no guarantee that the Company’s backup systems or disaster recovery procedures will be adequate to mitigate losses due to IT system disruptions in a timely fashion, and the Company may incur significant expense in correcting IT system emergencies. The Company’s reputation may also be damaged in the event of a serious IT breach or failure. Furthermore, as technology develops, and as cybercriminals become more capable, the difficulty and expense of maintaining IT security and redundancy may increase.

To the extent the Company’s IT systems store non-public personal information, and information about its employees, security breaches may expose the Company to other serious liabilities and reputational harm if such data is misappropriated. Non-public personal information may include, but is not limited to, names, addresses, social security numbers, and banking information.

Additionally, future or past business transactions (such as acquisitions or integrations) could expose the Company to additional cybersecurity risks and vulnerabilities, as the Company’s systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

In conducting its business and delivering its products and services, the Company also utilizes service providers. These service providers and the IT systems they utilize are typically subject to similar types of risks that the Company faces. The Company provides certain of these service providers with data, including non-public personal information. There is no guarantee that the Company’s due diligence or ongoing vendor oversight will be sufficient to ensure the integrity and security of the systems utilized by these service providers or the protection of the information that resides thereon.

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

Any inability of the Company or its service providers to prevent or adequately respond to the issues described above could disrupt the Company’s business, delay or impact the delivery of its products and services, inhibit its ability to retain existing customers or attract new customers, divert management’s time and energy, otherwise harm its reputation and/or result in financial losses, litigation, regulatory inquiries, increased costs or other adverse consequences that could be material to the Company.

Errors and fraud involving the transfer of funds may adversely affect the Company.

The Company relies on its systems, employees and banks to transfer its own funds and the funds of third parties. These transfers are susceptible to user input error, fraud, system interruptions and other similar errors that could result in lost funds or delayed transactions. The Company’s email and computer systems, along with systems used by other parties involved in the transactions, have been subject to, and are likely to continue to be the target of, fraudulent attacks, including attempts to cause the improper transfer of funds. Funds transferred to a fraudulent recipient are often not recoverable and, in certain instances, the Company may be liable for those unrecovered funds. These attacks have increased in frequency and sophistication. The controls and procedures used by the Company to prevent transfer errors and fraud may prove inadequate, resulting in financial losses, reputational harm, loss of customers or other adverse consequences which could be material to the Company.

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

RISKS RELATED TO THE EFFECTS OF CLIMATE CHANGE, SEVERE WEATHER CONDITIONS, POTENTIAL PANDEMICS, HEALTH CRISES, OR OTHER CATASTROPHIC EVENTS

Our business could be adversely affected by climate change, severe weather conditions, potential pandemics, health crises, or the occurrence of another catastrophic event.

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

COVID-19 or other potential pandemics could continue to affect the Company in a number of ways including, but not limited to, the impact of employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, potential decreases in net premiums written in the future, and future fluctuations in the Company's investment portfolio.

RISKS RELATED TO OWNING THE COMPANY’S COMMON STOCK

Certain provisions in the Company’s organizational law, North Carolina law, organizational documents, and the Company’s shareholder rights plan may deter or discourage a takeover of the Company.

The Company’s articles of incorporation, as amended (the “Articles”) and amended and restated bylaws (the “Bylaws”) contain certain provisions that could delay, prevent or discourage transactions involving actual or potential changes of control, including transactions that may involve payment of a premium over prevailing market prices to the Company’s common shareholders. In addition, the Company has adopted a shareholder rights plan (the “Plan”). The provisions in the Company’s organizational documents and the rights set forth in the Plan are not intended to prevent a takeover of the Company, and the Company believes these protective measures are beneficial to the Company and its shareholders in the event of negotiations with a potential acquirer. These provisions are described in further detail in “Description of the Company’s Securities” incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company owns two adjacent office buildings and property located on the corner of North Columbia and West Rosemary streets in Chapel Hill, North Carolina, which serve as the Company’s corporate headquarters. The main building contains approximately 23,000 square feet and has on-site parking facilities. The Company’s subsidiaries, principally ITIC and NITIC, lease office space throughout North Carolina, South Carolina, Texas, Michigan, Florida, Georgia and Nebraska. The Company believes that each of the office facilities occupied by the Company and its subsidiaries are in good condition, adequately insured and sufficient for its present operations.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data and Dividends

The common stock of the Company is traded under the symbol “ITIC” on the Nasdaq Stock Market LLC. The number of record holders of common stock at December 31, 2022 was 212. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories.

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
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended December 31, 2022, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				427,532
October 1 through October 31, 2022	—	$—	—	427,532
November 1 through November 30, 2022	—	—	—	427,532
December 1 through December 31, 2022	316	146.11	316	427,216
Total	316	$146.11	316	427,216
(1)On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. During the quarter and year ended December 31, 2022, the Company purchased 316 and 945 shares of common stock under the Company’s repurchase plan, respectively. As of December 31, 2022, there was authority remaining under the plan to purchase up to an aggregate of 427,216 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

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

Overview

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 94.9% of the Company’s revenues in 2022. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

The Company’s exchange services division, consisting of the operations of ITEC and ITAC, provides customer services in connection with tax-deferred real property exchanges. ITEC acts as a qualified intermediary in tax-deferred exchanges of real property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange services division, ITEC and ITAC, are pursuant to provisions in the IRC. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange services division.

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

The current period of inflation, as well as ongoing military conflict between Russia and Ukraine, has created additional volatile market conditions and uncertainties in the global economy. These events have impacted and could continue to impact the Company in a number of ways including, but not limited to, future fluctuations in the Company's investment portfolio and potential decreases in net premiums written. The Federal Open Market Committee (“FOMC”) of the Federal Reserve has been highly attentive to the risks that these events have created, and in response has been raising the target federal funds rate at recent meetings. Although the federal funds rate does not directly impact mortgage interest rates, it can have a significant influence as lenders pass on the costs of rate increases to consumers. Higher mortgage interest rates have impacted the demand and pricing of real estate.

Regulatory Environment

The FOMC issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. The FOMC had maintained a target range between 0.00% and 0.25% from March 2020 until March 2022, when the target federal funds rate range was increased to between 0.25% and 0.50%. The target federal funds rate range was further raised at subsequent meetings, with the FOMC's most recent change increasing the target range in February 2023 to between 4.50% and 4.75%. The FOMC has noted that it anticipates that ongoing increases in the target range will be appropriate and, in addition, has decided to continue with balance sheet holdings reductions that began in May of 2022. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

Real Estate Environment

The Mortgage Bankers Association's (“MBA”) January 19, 2023 Mortgage Finance Forecast (“MBA Forecast”) projects 2023 purchase activity to decrease 8.8% to $1,439 billion and refinance activity to decrease 32.7% to $449 billion, resulting in a decrease in total mortgage originations of 15.9% to $1,888 billion, all from 2022 levels. In 2022, purchase activity accounted for 70.3% of all mortgage originations and is projected in the MBA Forecast to represent 76.2% of all mortgage originations in 2023. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 5.3% and 3.0% for the years ended December 31, 2022 and 2021, respectively. Per the MBA Forecast, mortgage interest rates are projected to decrease over the subsequent 3-year period, reaching 4.4% in 2025. Due to the rapidly changing environment that has continued to be influenced by COVID-19, supply constraints, inflationary pressures and geopolitical conflicts, these projections and the impact of actual future developments on the Company could be subject to material change.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates and assumptions reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following estimates are both important to the portrayal of the Company’s financial condition and results of operations and require subjective or complex judgments and, therefore, management considers the following to be critical accounting estimates.

Reserve for Claim Losses

The Company’s reserve for claims is established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). The total reserve for all losses incurred but unpaid as of December 31, 2022 is represented by the reserve for claims totaling $37.2 million in the Consolidated Balance Sheets included in Item 8 of this Annual Report on Form 10-K (the “Consolidated Balance Sheets”). Of that total, approximately $3.3 million was reserved for specific claims which have been reported to the Company, and approximately $33.9 million was reserved for IBNR claims.

A provision for estimated future claims payments is recorded at the time the related policy revenue is recorded. The Company records the claims provision estimate as a percentage of net premiums written. In making loss estimates, management determines a loss provision rate, which it then applies to net premiums written. This loss provision rate is set to provide for losses on current year policies. By their nature, title claims can often be complex, vary greatly in dollar amounts, vary in number due to economic and market conditions such as an increase in mortgage foreclosures, and involve uncertainties as to ultimate exposure. In addition, some claims may require a number of years to settle and determine the final liability for indemnity and loss adjustment expense. The payment experience may extend for more than 20 years after the issuance of a policy. Events such as fraud, defalcation and multiple property defects can substantially and unexpectedly cause increases in estimates of losses. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, these estimates are subject to variability.

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

The Company assumes the reported liability for known claims and IBNR, in the aggregate, will be comparable to its historical claims experience unless factors, such as loss experience and charged premium rates, change significantly. Also affecting the Company’s assumptions are large losses related to fraud and defalcation, as these can cause significant variances in loss emergence patterns. Management defines a large loss as one where incurred losses exceed $500,000. Due to the small volume of large claims, the long-tail nature of title insurance claims and the inherent uncertainty in loss emergence patterns, large claim activity can vary significantly between policy years. The estimated development of large claims by policy year is, therefore, subject to significant changes as experience develops. The loss provision rate is set to provide for losses on current year policies and changes in prior year estimates.

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

If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased three loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2022 would be as follows:

(in thousands)
Increase in loss ratio of three percentage points	$(5,893)
Decrease in loss ratio of three percentage points	$5,893

Company management believes that using a sensitivity of three loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the Company’s reserve for claims is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2022. The ultimate settlement of claims will likely vary from the reserve estimates included in the accompanying Consolidated Financial Statements. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a material adverse effect on the Company’s financial position or operating results.

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

Total premiums include an estimate of premiums for policies that have been issued directly and by agents, but not reported to the Company as of the balance sheet date. To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the policy effective date and the date the policies are reported. Reporting lag times vary by market. In certain markets, the lag time may be very short, but in others, can be as high as three months. From time to time, the Company adjusts the inputs to the estimation process as branches and agents report transactions and new information becomes available. The Company reviews and adjusts lag time estimates periodically, using historical experience and other factors, and reflects any adjustments in the result of operations in the period in which new information becomes available.

Quarterly, the Company evaluates the collectability of receivables. Write-offs of receivables have not been material to the Company.

Valuation, Impairment and Credit Losses of Investments in Securities

Investments in Fixed Maturity Securities: Fixed maturity securities are classified as available-for-sale and reported at estimated fair value with unrealized gains and losses, net of tax, reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security indicating impairment. Factors considered in determining whether the impairment is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. If the Company intends to sell an available-for-sale security in an unrealized loss position, or determines that it is more likely than not that the Company will be required to sell the security before it recovers its amortized cost basis, the security is impaired and it is written down to estimated fair value with all losses recognized in earnings. For available-for-sale fixed maturity securities in an unrealized loss position for which the Company does not intend to sell the security, the Company evaluates the securities to determine whether the decline in the estimated fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive loss, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the Consolidated Balance Sheets, limited to the amount by which the amortized cost basis exceeds the estimated fair value, with a corresponding adjustment to earnings.

Both the ACL and the adjustment to the Consolidated Statements of Operations may be reversed if conditions change. Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available-for-sale fixed maturity security is confirmed or when certain criteria regarding intent or requirement to sell is met. Accrued interest receivable is excluded from the estimate of credit losses. Impairment reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Realized gains and losses are determined on the specific identification method. Refer to Note 3 to the Consolidated Financial Statements for further information about the Company’s investments in fixed maturity securities.

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

Other investments are accounted for under either the equity method or the measurement alternative method. The measurement alternative method is used when an investment does not qualify for the equity method or an estimated fair value using the net asset value per share. Under the measurement alternative method, investments are recorded at cost, less any impairment and plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the estimated fair value of these investments and makes any necessary adjustments.

The fair values of the majority of the Company’s investments are based on quoted market prices from independent pricing services. Refer to Note 3 to the Consolidated Financial Statements for further information about the Company’s valuation techniques.

Deferred Taxes

The Company recorded net deferred tax liabilities at December 31, 2022 and 2021. The deferred tax liabilities recorded during both periods primarily relate to net unrealized gains on investments, the excess of tax over book depreciation, intangible assets, and the recorded statutory premium reserve, net of reserve for claims. Refer to Note 8 to the Consolidated Financial Statements for further information on the Company’s deferred taxes.

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

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the years ended December 31, 2022 and 2021:

For the Years Ended December 31, (in thousands)	2022	2021
Revenues:
Net premiums written	$248,632	$273,885
Escrow and other title-related fees	21,721	13,678
Non-title services	14,524	9,667
Interest and dividends	4,704	3,773
Other investment income	3,896	6,920
Net realized investment gains	9,735	1,869
Changes in the estimated fair value of equity security investments	(20,961)	14,934
Other	1,141	4,772
Total Revenues	283,392	329,498

Operating Expenses:
Commissions to agents	121,566	142,815
Provision for claims	4,255	5,686
Personnel expenses	85,331	64,193
Office and technology expenses	17,323	13,059
Other expenses	24,809	18,813
Total Operating Expenses	253,284	244,566

Income before Income Taxes	30,108	84,932

Provision for Income Taxes	6,205	17,912

Net Income	$23,903	$67,020

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

(in thousands, except percentages)	2022	%	2021	%
Title Insurance	$269,004	94.9	$310,592	94.3
All Other	14,388	5.1	18,906	5.7
Total	$283,392	100.0	$329,498	100.0

Net Premiums Written

Net premiums written decreased 9.2% in 2022 to $248.6 million, compared with $273.9 million in 2021. The decrease in 2022, compared with 2021, was primarily driven by an overall decline in the level of real estate transaction volumes resulting from higher average mortgage interest rates.

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

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of net premiums generated by direct and agency operations for the years ended December 31, 2022 and 2021, with certain balances for 2021 reclassified to conform to the 2022 presentation.

(in thousands, except percentages)	2022	%	2021	%
Direct	$85,676	34.5	$82,085	30.0
Agency	162,956	65.5	191,800	70.0
Total	$248,632	100.0	$273,885	100.0

Direct Net Premiums: The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations increased 4.4% in 2022 to $85.7 million, compared with $82.1 million in 2021. The increase in net premiums written from direct operations for 2022, compared with 2021, was primarily attributable to higher average home prices and increased premiums written by wholly owned agencies in our Texas market, partially offset by a decline in transaction volume associated with higher mortgage interest rates.

Agency Net Premiums: When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the underwriter. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written decreased 15.0% in 2022 to $163.0 million, compared with $191.8 million in 2021. The decrease in 2022, compared with 2021, was primarily attributable to an overall decline in the level of real estate transaction volume following the rise in mortgage interest rates, partially offset by higher average home prices.

The following is a schedule of net premiums written in select states in which the Company’s two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

State (in thousands)	2022	2021
North Carolina	$88,777	$99,049
Texas	72,278	62,557
South Carolina	23,454	24,981
Georgia	22,954	34,619
All Others	41,987	53,197
Premiums Written	249,450	274,403
Reinsurance Assumed	—	—
Reinsurance Ceded	(818)	(518)
Net Premiums Written	$248,632	$273,885

The increase in net premiums written in the state of Texas in 2022, compared with 2021, primarily resulted from the Company’s recent acquisitions of title insurance agencies doing business in the state of Texas. The Company evaluates nonorganic growth opportunities, such as acquisitions of title insurance agencies, from time to time in the ordinary course of business.

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. In 2022, escrow and other title-related fee revenue increased 58.8% to $21.7 million, compared with $13.7 million in 2021, primarily due to a larger share of business in markets that generate escrow income, and fee income associated with commercial activity.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues increased 50.2% in 2022 to $14.5 million, compared with $9.7 million in 2021. The increase in 2022, compared with 2021, primarily related to increases in like-kind exchange revenues.

Investment Related Revenues

Investment related revenues include interest and dividends, other investment income, net realized investment gains and changes in the estimated fair value of equity security investments.

Interest and Dividends

The Company derives a substantial portion of its income from investments in fixed maturity securities, which are primarily municipal and corporate fixed maturity securities, and equity securities. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. Fixed maturity securities totaling approximately $6.7 million and $7.0 million at December 31, 2022 and 2021, respectively, were deposited with the insurance departments of the states in which business is conducted.

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

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals. The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future. Securities purchased may include a combination of taxable or tax-exempt fixed maturity securities and equity securities. The Company also invests in short-term investments that typically include money market funds, and, at times, the Company has or could invest in U.S. Treasury bills, commercial paper and certificates of deposit. The Company strives to maintain a high quality investment portfolio. In 2022, ongoing evaluation of changing business and financial market conditions led to portions of cash flow from operations, and certain amounts resulting from sales and maturities in the company’s investment portfolio, to be invested in short term investments to take advantage of elevated short-term interest rates.

Interest and dividends were $4.7 million in 2022, compared with $3.8 million in 2021. Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment. Refer to Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized costs, estimated fair values of investment securities and earnings by security category.

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

Other investment income was $3.9 million in 2022, compared with $6.9 million in 2021. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and/or distributions received.

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

The net realized investment gains were $9.7 million for 2022, compared with $1.9 million for 2021. The net realized gain on the sales of investments and other assets of $9.9 million in 2022 was partially offset by impairment charges of $172 thousand for certain fixed maturity securities where the intent to hold had changed in 2022. There were no impairment charges recorded in 2021. Management believes unrealized losses on the remaining fixed maturity securities at December 31, 2022 are not credit-related.

The securities in the Company’s investment portfolio are subject to economic conditions and market risks. The Company considers relevant facts and circumstances in evaluating whether a credit or interest-related impairment of a fixed maturity security has occurred. Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.

There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment exists. These risks and uncertainties include the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the characteristics of that issuer; the risk that information obtained by the Company or changes in other facts and circumstances leads management to change its intent to sell the fixed maturity security; and the risk that management is making decisions based on inaccurate information in the financial statements provided by issuers.

Changes in the Estimated Fair Value of Equity Security Investments

Changes in the estimated fair value of equity security investments were $(21.0) million in 2022 and $14.9 million in 2021. Such fluctuations are the result of changes in general market conditions during the respective periods. All major indices experienced significant declines in 2022.

Other Income

Other income primarily includes gains and losses on the disposal of assets, rental income from real estate investments and miscellaneous revenues. Other income was $1.1 million in 2022, compared with $4.8 million for 2021. The decrease in 2022, compared with 2021, primarily related to a gain on the sale of a property in 2021.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 3.6% in 2022, compared with 2021, primarily due to increases in personnel, office, technology and other operating expenses, partially offset by a decrease in commissions to agents.

Following is a summary of the Company’s operating expenses for 2022 and 2021. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

(in thousands, except percentages)	2022	%	2021	%
Title Insurance	$242,280	95.7	$234,573	95.9
All Other	11,004	4.3	9,993	4.1
Total	$253,284	100.0	$244,566	100.0

Total Company

Personnel Expenses: Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $85.3 million and $64.2 million for 2022 and 2021, respectively. Personnel expenses increased by 32.9% in 2022, compared with 2021, primarily due to staffing of new offices and hiring to support growth initiatives. Increases in staffing levels are the result of both organic growth and recent acquisitions of title insurance agencies, as the Company continues expansion of its geographic footprint. Employee headcount increased by 16.5%, when compared to the same prior year period, primarily due to the Company's continued expansion efforts in the Texas market. On a consolidated basis, personnel expenses as a percentage of total revenues were 30.1% and 19.5% in 2022 and 2021, respectively.

Office and Technology Expenses:  Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $17.3 million and $13.1 million for 2022 and 2021, respectively. The increase in office and technology expenses in 2022, compared with 2021, was primarily in support of expanding the Company's geographic footprint, the result of adding new office locations due to both organic growth and recent acquisitions of title insurance agencies, and various ongoing technology initiatives.

Other Expenses: Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $24.8 million and $18.8 million for 2022 and 2021, respectively. The increase in 2022, compared with 2021, was primarily related to increases in title and service fees, technology fees, business development expenses, and amortization of intangible assets.

Title Insurance

Commissions to Agents: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. In 2022, commissions to agents decreased 14.9% to $121.6 million, compared with $142.8 million in 2021. Commission expense as a percentage of net premiums written by agents was 74.6% and 74.5% in 2022 and 2021, respectively. The decrease in commission expense, when comparing 2022 with 2021, was commensurate with the decrease in agent premium volume. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims: The provision for claims decreased 25.2% in 2022, compared to 2021. The provision for claims as a percentage of net premiums written was 1.7% and 2.1% in 2022 and 2021, respectively. The dollar decrease in the provision for claims in 2022, compared with 2021, was primarily due to reductions in net premiums written and the impact of changes in the geographical mix for underwriting risk.

The decrease in the loss provision rate in 2022, from the 2021 level, resulted in approximately $907 thousand less in reserves than would have been recorded at the higher 2021 level. Loss provision rates are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $3.8 million and $2.5 million in 2022 and 2021, respectively.

Reserve for Claims: At December 31, 2022, the total reserve for claims was $37.2 million. Of that total, approximately $3.3 million was reserved for specific claims, and approximately $33.9 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $6.2 million and $17.9 million for 2022 and 2021, respectively. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 20.6% and 21.1% for 2022 and 2021, respectively. The effective income tax rates for both 2022 and 2021 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income and state taxes. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through December 31, 2022 will be realized. However, this judgment could be impacted by further market fluctuations. Information regarding the components of income tax expense and the items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the Consolidated Financial Statements.

After-Tax Profit Margin

The Company’s after-tax profit margin varies according to a number of factors, including the volume and type of real estate activity. On a combined basis, the after-tax profit margins were 8.4% and 20.3% in 2022 and 2021, respectively. The decrease in after-tax margin in 2022, compared with 2021, was primarily related to a decrease in total revenue and an increase in expenses. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

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

Cash Flows: Net cash flows provided by operating activities were $36.2 million and $51.9 million for 2022 and 2021, respectively. Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as changes in the estimated fair value of equity security investments, gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. In 2022, the Company had higher investment purchase activity and lower dividends paid when compared to 2021. In the fourth quarters of 2022 and 2021, the Company paid special cash dividends in the amounts of $3.00 and $18.00 per share, respectively, in addition to regular cash dividends. Total dividends paid per share were $4.84 and $19.82 in 2022 and 2021, respectively.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments, and other readily marketable securities. As of December 31, 2022, the Company held cash and cash equivalents of $35.3 million, short-term investments of $103.6 million, available-for-sale fixed maturity securities of $54.0 million and equity securities of $51.7 million. The net effect of all activities on total cash and cash equivalents was a decrease of $1.9 million for 2022. In 2022, ongoing evaluation of changing business and financial market conditions led to portions of cash flow from operations, and certain amounts resulting from sales and maturities in the company’s investment portfolio, to be invested in short term investments to take advantage of elevated short-term interest rates.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of December 31, 2022, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

As of December 31, 2022, approximately $110.3 million of the consolidated shareholders’ equity represented net assets of the Company’s subsidiaries that are restricted by regulation from being transferred in the form of dividends, loans or advances to the parent company without prior approval from the respective state insurance department. The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s current operating needs.

During 2023, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $30.9 million.

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

Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased. Pursuant to the Company’s ongoing purchase program, the Company purchased 945 shares at an average per share price of $141.01 in 2022. No shares were purchased in 2021. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Capital Expenditures: Capital expenditures were approximately $5.7 million and $6.5 million during 2022 and 2021, respectively, with the higher 2021 expenditures related primarily to system development initiative expenses. The Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations: As of December 31, 2022, the Company had a claims reserve totaling $37.2 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at December 31, 2022 and 2021 were approximately $15.0 million and $13.4 million, respectively, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 10 to the Consolidated Financial Statements.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases. A portion of the Company's current leases include an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2022 is $5.2 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information regarding leases can be found in Note 9 to the Consolidated Financial Statements.

In the normal course of business, the Company enters into other contractual commitments for goods and services needed for operations. Such commitments are not expected to have a material adverse effect on the Company’s liquidity.

Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $24.2 million and $27.5 million as of December 31, 2022 and 2021, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the IRC, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $432.0 million and $763.9 million as of December 31, 2022 and 2021, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

External assets under management of Investors Trust Company totaled approximately $635.3 million and $728.2 million as of December 31, 2022 and 2021, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets.

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

To the Shareholders and Board of Directors
Investors Title Company
Chapel Hill, NC

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Investors Title Company and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years then ended, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Reserve for Claims

As described in notes 1 and 6 to the Company’s consolidated financial statements, the Company’s unpaid loss and losses adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). As of December 31, 2022, the Company had approximately $37.1 million in reserve for claims. Management records a provision for future claim payments at the time the related premium revenue is recognized by applying a loss provision rate against net premiums written. Management determines its loss provision rate through the consideration of factors such as the Company’s historical claim experience, case reserve estimates on reported claims, large claims, actuarial projections, and other relevant factors. The Company’s specialist utilizes accepted actuarial methodologies when performing the actuarial projections. Management’s assumptions include assumed comparability to its historical claims experience unless factors, such as loss experience and charged premium rates, change significantly, as well as assumptions around large losses related to fraud and defalcation.

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

/s/ FORVIS, LLP (Formerly, Dixon Hughes Goodman LLP)

We have served as the Company’s auditor since 2004

High Point, NC

March 14, 2023

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Investors Title Company
Chapel Hill, NC

Opinion on the Internal Control over Financial Reporting

We have audited Investors Title Company and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the years then ended, and our report dated March 14, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP (Formerly, Dixon Hughes Goodman LLP)

High Point, NC

March 14, 2023

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
(in thousands)

As of December 31,	2022	2021
Assets
Cash and cash equivalents	$35,311	$37,168
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: December 31, 2022: $53,775; December 31, 2021: $75,511)	53,989	79,791
Equity securities, at fair value (cost: December 31, 2022: $25,278; December 31, 2021: $29,478)	51,691	76,853
Short-term investments	103,649	45,930
Other investments	18,368	20,298
Total investments	227,697	222,872

Premium and fees receivable	19,047	22,953
Accrued interest and dividends	872	817
Prepaid expenses and other receivables	11,095	11,721
Property, net	17,785	13,033
Goodwill and other intangible assets, net	17,611	15,951
Lease assets	6,707	5,202
Other assets	2,458	1,771
Current income taxes receivable	1,174	—
Total Assets	$339,757	$331,488

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for claims	$37,192	$36,754
Accounts payable and accrued liabilities	47,050	43,868
Lease liabilities	6,839	5,329
Current income taxes payable	—	3,329
Deferred income taxes, net	7,665	13,121
Total liabilities	98,746	102,401

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,897 and 1,895 shares issued and outstanding as of December 31, 2022 and 2021, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	240,811	225,861
Accumulated other comprehensive income	200	3,226
Total shareholders’ equity	241,011	229,087
Total Liabilities and Shareholders’ Equity	$339,757	$331,488

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

For the Years Ended December 31,	2022	2021
Revenues:
Net premiums written	$248,632	$273,885
Escrow and other title-related fees	21,721	13,678
Non-title services	14,524	9,667
Interest and dividends	4,704	3,773
Other investment income	3,896	6,920
Net realized investment gains	9,735	1,869
Changes in the estimated fair value of equity security investments	(20,961)	14,934
Other	1,141	4,772
Total Revenues	283,392	329,498

Operating Expenses:
Commissions to agents	121,566	142,815
Provision for claims	4,255	5,686
Personnel expenses	85,331	64,193
Office and technology expenses	17,323	13,059
Other expenses	24,809	18,813
Total Operating Expenses	253,284	244,566

Income before Income Taxes	30,108	84,932

Provision for Income Taxes	6,205	17,912

Net Income	$23,903	$67,020

Basic Earnings per Common Share	$12.60	$35.38

Weighted Average Shares Outstanding – Basic	1,897	1,894

Diluted Earnings per Common Share	$12.59	$35.28

Weighted Average Shares Outstanding – Diluted	1,898	1,900

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

For the Years Ended December 31,	2022	2021
Net income	$23,903	$67,020
Other comprehensive loss, before income tax:
Accumulated postretirement benefit obligation adjustment	228	—
Unrealized losses on investments arising during the period	(4,342)	(1,376)
Reclassification adjustment for sale of securities included in net income	104	(19)
Reclassification adjustment for write-down of securities included in net income	172	—
Other comprehensive loss, before income tax	(3,838)	(1,395)
Income tax expense related to postretirement health benefits	48	—
Income tax benefit related to net unrealized losses on investments arising during the year	(921)	(291)
Income tax expense (benefit) related to reclassification adjustment for sale of securities included in net income	22	(4)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	39	—
Net income tax benefit on other comprehensive loss	(812)	(295)
Other comprehensive loss	(3,026)	(1,100)
Comprehensive Income	$20,877	$65,920

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	1,892	$—	$196,096	$4,326	$200,422
Net income			67,020		67,020
Dividends paid ($19.82 per share)			(37,553)		(37,553)
Exercise of stock appreciation rights	3		(1)		(1)
Share-based compensation expense related to stock appreciation rights			299		299
Net unrealized loss on investments				(1,100)	(1,100)
Balance, December 31, 2021	1,895	$—	$225,861	$3,226	$229,087
Net income			23,903		23,903
Dividends paid ($4.84 per share)			(9,181)		(9,181)
Repurchases of common stock	(1)		(133)		(133)
Exercise of stock appreciation rights	3		(1)		(1)
Share-based compensation expense related to stock appreciation rights			362		362
Accumulated postretirement benefit obligation adjustment				180	180
Net unrealized loss on investments				(3,206)	(3,206)
Balance, December 31, 2022	1,897	$—	$240,811	$200	$241,011

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

For the Years Ended December 31,	2022	2021
Operating Activities
Net income	$23,903	$67,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,298	1,892
Amortization of investments, net	271	994
Amortization of other intangible assets, net	1,282	544
Share-based compensation expense related to stock appreciation rights	362	299
Net gains on disposals of property	(58)	(3,957)
Net realized gains on securities	(10,101)	(911)
Net realized losses (gains) on other investments	366	(958)
Changes in the estimated fair value of equity security investments	20,961	(14,934)
Net earnings from other investments	(2,224)	(4,040)
Provision for claims	4,255	5,686
(Benefit) provision for deferred income taxes	(4,644)	4,825
Changes in assets and liabilities:
Decrease (increase) in premium and fees receivable	3,906	(3,526)
Decrease (increase) in other assets	532	(9,017)
Increase in lease assets	(1,505)	(1,669)
Increase in current income taxes recoverable	(1,174)	—
Increase in lease liabilities	1,510	1,660
Increase in accounts payable and accrued liabilities	3,410	7,848
(Decrease) increase in current income taxes payable	(3,329)	2,691
Payments of claims, net of recoveries	(3,817)	(2,516)
Net cash provided by operating activities	36,204	51,931

Investing Activities
Purchases of fixed maturity securities	(10,704)	—
Purchases of equity securities	(5,855)	(4,688)
Purchases of short-term investments	(101,718)	(34,015)
Purchase of subsidiary	(4,927)	—
Purchases of other investments	(1,574)	(6,616)
Proceeds from sales and maturities of fixed maturity securities	31,305	35,550
Proceeds from the sale of equity securities	20,785	8,577
Proceeds from sales and maturities of short-term investments	44,236	3,257
Proceeds from sales and distributions of other investments	5,332	5,838
Proceeds from sales of other assets	29	960
Purchases of property, equipment and software	(5,681)	(6,534)
Proceeds from disposals of property	26	6,739
Net cash (used in) provided by investing activities	(28,746)	9,068

Consolidated Statements of Cash Flows, continued
For the Years Ended December 31,	2022	2021
Financing Activities
Repurchases of common stock	(133)	—
Exercise of stock appreciation rights	(1)	(1)
Dividends paid	(9,181)	(37,553)
Net cash used in financing activities	(9,315)	(37,554)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,857)	23,445
Cash and Cash Equivalents, Beginning of Period	37,168	13,723
Cash and Cash Equivalents, End of Period	$35,311	$37,168

Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$15,363	$10,410
Non Cash Investing and Financing Activities:
Non cash net unrealized loss on investments, net of deferred tax benefit of $860 and $295 for December 31, 2022 and 2021, respectively	$3,206	$1,100
Adjustments to postretirement benefits obligation, net of deferred tax expense of $(48) and $0 for December 31, 2022 and 2021, respectively	$(180)	$—

Changes in Financial Statement Amounts Related to Purchase of Subsidiaries, Net of Cash Received:
Goodwill and other intangibles acquired	$(2,832)	$—
Title plant acquired	(637)	—
Prepaid and other assets acquired	(121)	—
Fixed assets acquired	(1,337)	—
Purchase of subsidiary, net of cash received	$(4,927)	$—

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business: Investors Title Company’s (the “Company”) primary business, and only reportable segment, is title insurance. The title insurance segment, through its two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies directly and through a network of agents in 23 states and the District of Columbia, primarily in the eastern half of the United States. The majority of the Company’s business is concentrated in North Carolina, Texas, South Carolina and Georgia.

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

Investments in Securities

Investments in Fixed Maturity Securities: Fixed maturity securities are classified as available-for-sale and reported at estimated fair value with unrealized gains and losses, net of tax and adjusted for recognized impairment, and reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is impaired. In evaluating available-for-sale fixed maturity securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which estimated fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. If the Company intends to sell an available-for-sale security in an unrealized loss position, or determines that it is more likely than not that the Company will be required to sell the security before it recovers its amortized cost basis, the security is impaired and it is written down to estimated fair value with all losses recognized in earnings. For available-for-sale fixed maturity securities in an unrealized loss position for which the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company evaluates the securities to determine whether the decline in the estimated fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive loss, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the Consolidated Balance Sheets, limited to the amount by which the amortized cost basis exceeds the estimated fair value, with a corresponding adjustment to earnings.

The ACL may be reversed if conditions change through an adjustment to the Consolidated Statements of Operations. Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available-for-sale fixed maturity security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable is excluded from the estimate of credit losses. Impairment reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. Realized gains and losses are determined on the specific identification method. Refer to Note 3 for further information about the Company’s investments in fixed maturity securities.

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

Other Investments

Other investments consist of investments in real estate and unconsolidated affiliated entities, typically structured as limited liability companies ("LLCs"), without readily determinable fair values. As of December 31, 2022, the Company had investments in real estate of $5.0 million and investments in unconsolidated affiliated entities of $13.3 million.

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

Investments in unconsolidated affiliated entities are accounted for under either the equity method or the measurement alternative method. The measurement alternative method is used when an investment does not qualify for either the equity method or an estimated fair value using the net asset value per share. Under the measurement alternative method, investments are recorded at cost, less any impairment and plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

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

Reserve for Claims

The total reserve for all reported and unreported losses the Company incurred through December 31, 2022 is represented by the reserve for claims. The Company’s reserve for unpaid losses and loss adjustment expenses is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). Despite the variability of such estimates, management believes that the reserve is adequate to cover claims losses resulting from pending and future claims for policies issued through December 31, 2022. The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

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

Comprehensive Income

The Company’s accumulated other comprehensive income is comprised of unrealized holding gains or losses on available-for-sale securities, net of tax, and unrealized gains or losses associated with postretirement benefit liabilities, net of tax. Accumulated other comprehensive income as of December 31, 2022 consists of $164 thousand of unrealized holding gains on available-for-sale securities and $36 thousand of unrecognized actuarial gains associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2021 consists of $3.4 million of unrealized holding gains on available-for-sale securities and $144 thousand of unrecognized actuarial losses associated with postretirement benefit liabilities.

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

Goodwill was reviewed for impairment as of December 31, 2022, and is reviewed at least annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. When evaluating whether goodwill is impaired, the Company determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that goodwill balances are impaired as of the testing date. If the qualitative analysis does not indicate that an impairment of goodwill is more likely than not, then no other specific quantitative impairment testing is required. If it is determined that it is more likely than not that an impairment exists, the Company performs a quantitative assessment whereby a discounted cash flow analysis is utilized to determine an estimated fair value. The estimated fair value is compared to the carrying value of goodwill as of the measurement date. The discounted cash flows used in estimating fair value are dependent on a number of significant assumptions, and therefore estimated fair value measurements are subject to change given the inherent uncertainty in predicting future results and cash flows.

Other Intangible Assets

The Company’s other intangible assets consist of non-compete agreements, referral relationships and a tradename resulting from agency acquisitions; all of which are recorded at the acquisition date fair value. The fair value of the Company’s other intangible assets is principally based on values obtained from an independent third-party valuation service. Assets with remaining useful lives will be amortized on a straight-line basis over those useful lives, which range from 14 months to 30 years; noting that the amortization of certain non-compete contracts will start at a future date when the related employment agreements are terminated. Other intangible assets are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable.

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

Leases

At inception, the Company determines if an arrangement is a lease. The Company enters into lease agreements that are primarily used for office space, and the majority of current leases are accounted for as operating leases. Amounts related to leases are included in right-of-use ("ROU") assets and lease liabilities on the Consolidated Balance Sheets. Lease ROU assets represent the Company’s right to use an underlying asset for the stated lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from a lease. Lease ROU assets and liabilities are recognized at the date of the lease commencement, and are based on the present value of lease payments over the lease term. The Company's current leases do not provide an implicit interest rate, thus the Company utilized the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields in determining the present value of lease payments. A portion of the Company's current leases includes an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The lease liability recorded in the Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. A lease expense is recognized on a straight-line basis over the lease term. Adjustments for straight-line rental expense for the periods presented are not material and as such, the lease expense recognized was reflected in cash used in operating activities for the respective periods. Refer to Note 9 for further information about the Company's leases.

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

Premiums written: Premium revenues issued directly and by agency operations include accruals for transactions which have settled but have not been reported as of the balance sheet date. These accruals are based on estimates of the typical lag time between settlement of real estate transactions and the reporting of these transactions to the Company. Reporting lag times vary by market. In certain markets, the lag time may be very short, but in others, can be as high as 3 months. The Company reviews and adjusts lag time estimates periodically, using historical experience and other factors, and reflects any adjustments in the result of operations in the period in which new information becomes available.

Impairments: Securities are regularly evaluated and reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in estimated fair value is an impairment. When, in the opinion of management, a decline in the estimated fair value of an investment is considered to be an impairment, such investment is written down to its estimated fair value. Some factors considered in evaluating whether or not a decline in estimated fair value is an impairment include the duration and extent to which the estimated fair value has been less than cost; the probability that the Company will be unable to collect all amounts due under the contractual terms of the security; whether the Company has the intent to sell or will more likely than not be required to sell a particular security before recovery in value; and the financial condition and prospects of the issuer (including credit ratings). These factors are reviewed quarterly and any material degradation in the prospect for recovery will be considered in the impairment analysis. Such reviews are inherently uncertain and the value of the investment may not fully recover or may decline in future periods resulting in a realized loss. The estimated fair values of the majority of the Company’s investments are based on quoted market prices from independent pricing services.

2. Statutory Accounting and Restrictions on Consolidated Shareholders’ Equity and Investments

The Consolidated Financial Statements have been prepared in conformity with GAAP, which differ in some respects from statutory accounting practices prescribed or permitted in the preparation of financial statements for submission to insurance regulatory authorities.

Combined capital and surplus on a statutory basis was $235.6 million and $223.3 million as of December 31, 2022 and 2021, respectively. Net income on a statutory basis was $35.6 million and $54.4 million and for the years ended December 31, 2022 and 2021, respectively.

The Company has designated approximately $53.3 million and $49.5 million of retained earnings as of December 31, 2022 and 2021, respectively, as appropriated to reflect the required statutory premium and supplemental reserves. Refer to Note 8 for the tax treatment of the statutory premium reserve.

As of December 31, 2022 and 2021, approximately $110.3 million and $117.9 million, respectively, of consolidated shareholders’ equity represents net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. During 2023, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $30.9 million.

Fixed maturity securities with fair market values totaling approximately $6.7 million and $7.0 million at December 31, 2022 and 2021, respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$4,329	$—	$7	$4,322
General obligations of U.S. states, territories and political subdivisions	8,561	21	36	8,546
Special revenue issuer obligations of U.S. states, territories and political subdivisions	30,123	106	219	30,010
Corporate debt securities	10,762	417	68	11,111
Total	$53,775	$544	$330	$53,989

As of December 31, 2021 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Governmental obligations	$—	$—	$—	$—
General obligations of U.S. states, territories and political subdivisions	16,669	922	—	17,591
Special revenue issuer obligations of U.S. states, territories and political subdivisions	41,753	2,453	2	44,204
Corporate debt securities	17,089	955	48	17,996
Total	$75,511	$4,330	$50	$79,791

The special revenue category for both periods presented includes approximately 40 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at December 31, 2022 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,920	$12,936
Due after one year through five years	37,041	37,079
Due after five years through ten years	1,370	1,396
Due after ten years	2,444	2,578
Total	$53,775	$53,989

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2022 and 2021, respectively:

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2022 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$4,322	$(7)	$—	$—	$4,322	$(7)
General obligations of U.S. states, territories and political subdivisions	3,221	(36)	—	—	3,221	(36)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	12,568	(216)	1,100	(3)	13,668	(219)
Corporate debt securities	6,498	(68)	—	—	6,498	(68)
Total	$26,609	$(327)	$1,100	$(3)	$27,709	$(330)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2021 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Special revenue issuer obligations of U.S. states, territories and political subdivisions	$—	$—	$1,102	$(2)	$1,102	$(2)
Corporate debt securities	8,493	(13)	6,203	(35)	14,696	(48)
Total	$8,493	$(13)	$7,305	$(37)	$15,798	$(50)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.

Factors considered in determining whether a loss is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 51 and 9 fixed maturity securities had unrealized losses at December 31, 2022 and 2021, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded $172 thousand and $0 of impairment charges related to fixed maturity securities for the twelve-month periods ended December 31, 2022 and 2021, respectively. Expenses related to impairments are recorded in net realized investment gains in the Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of December 31, 2022 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$25,278	$51,691
Total	$25,278	$51,691

As of December 31, 2021 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$29,478	$76,853
Total	$29,478	$76,853

Unrealized holding gains and losses are reported in the Consolidated Statements of Operations as changes in the estimated fair value of equity security investments.

Interest and Dividends

Earnings on investments for the years ended December 31 are as follows:

(in thousands)	2022	2021
Fixed maturity securities	$1,902	$2,337
Equity securities	1,425	1,413
Invested cash and other short-term investments	1,375	21
Miscellaneous interest	2	2
Interest and dividends	$4,704	$3,773

Net Realized Investment Gains

Gross realized gains and losses on sales of investments for the years ended December 31 are summarized as follows:

(in thousands)	2022	2021
Gross realized gains from securities:
Corporate debt securities	$—	$52
Common stocks	11,020	1,900
Total	$11,020	$1,952
Gross realized losses from securities:
General obligations of U.S. states, territories and political subdivisions	$(353)	$—
Corporate debt securities	(104)	(33)
Common stocks	(290)	(1,008)
Impairment of securities	(172)	—
Total	$(919)	$(1,041)
Net realized gains from securities	$10,101	$911
Net realized other investment gains (losses):
(Losses) gains on other assets	$(366)	$958
Total	$(366)	$958
Net realized investment gains	$9,735	$1,869

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities (“VIEs”) that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or LLCs, as of December 31, 2022:

Type of Investment (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss *
Real estate LLCs or LPs	Other investments	$3,320	$5,014	$4,658
Small business investment LLCs or LPs	Other investments	8,369	8,179	14,320
Total		$11,689	$13,193	$18,978

*	Maximum potential loss is calculated as the total investment in the LLC or LP including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

Valuation of Financial Assets

The Financial Accounting Standards Board (“FASB”) has established a valuation hierarchy for disclosure of the inputs used to measure estimated fair value of financial assets and liabilities, such as securities. This hierarchy categorizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions intended to represent market participant assumptions used to measure assets and liabilities at fair value.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of December 31, 2022 and 2021, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of December 31, 2022 and 2021:

As of December 31, 2022 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$4,322	$38,556	$—	$42,878
Corporate debt securities	—	11,111	—	11,111
Total	$4,322	$49,667	$—	$53,989

As of December 31, 2021 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$—	$61,795	$—	$61,795
Corporate debt securities	—	17,996	—	17,996
Total	$—	$79,791	$—	$79,791

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of December 31, 2022 and 2021:

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$35,311	$—	$—	$35,311
Accrued interest and dividends	872	—	—	872
Equity securities, at fair value:
Common stocks	51,691	—	—	51,691
Short-term investments:
Money market funds and US treasury bills	103,649	—	—	103,649
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,915	8,915
Total	$191,523	$—	$8,915	$200,438

As of December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$37,168	$—	$—	$37,168
Accrued interest and dividends	817	—	—	817
Equity securities, at fair value:
Common stocks	76,853	—	—	76,853
Short-term investments:
Money market funds	45,930	—	—	45,930
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	—	—	8,688	8,688
Total	$160,768	$—	$8,688	$169,456

The Company did not hold any Level 3 category debt or marketable equity investment securities as of December 31, 2022 or 2021.

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

Certain equity investments under the measurement alternative are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be impaired, an impairment charge is recorded against such investment and reflected in the Consolidated Statements of Operations. There were no impairments of such investments made during the twelve-month periods ended December 31, 2022 or 2021. The following table presents a rollforward of equity investments under the measurement alternative as of December 31, 2022 and 2021:

(in thousands)	Balance, January 1, 2022	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2022
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$8,688	$—	$—	$1,288	$(1,061)	$8,915
Total	$8,688	$—	$—	$1,288	$(1,061)	$8,915

(in thousands)	Balance, January 1, 2021	Amounts Impaired	Observable Changes	Purchases and Additional Commitments Paid	Sales, Returns of Capital and Other Reductions	Balance, December 31, 2021
Other investments:
Equity investments in unconsolidated affiliates, measurement alternative	$8,741	$—	$—	$1,543	$(1,596)	$8,688
Total	$8,741	$—	$—	$1,543	$(1,596)	$8,688

4. Property and Equipment

Property and equipment and estimated useful lives at December 31 are summarized as follows:

(in thousands)	2022	2021
Land	$805	$805
Office buildings and improvements (25 years)	6,460	4,808
Furniture, fixtures and equipment (3 to 10 years)	25,202	20,656
Automobiles (3 years)	1,367	1,017
Total	33,834	27,286
Less accumulated depreciation	(16,049)	(14,253)
Property and equipment, net	$17,785	$13,033

Included within furniture, fixtures and equipment is software developed by the Company for internal use. Capitalized costs include both direct and indirect costs, such as payroll costs of employees associated with developing software, incurred during the software development stage.

5. Reinsurance

The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. There were no premiums assumed for 2022 and 2021, respectively. Ceded premiums were approximately $818 thousand and $518 thousand for 2022 and 2021, respectively. Ceded reinsurance is comprised of excess of loss treaties, which outline the conditions in which the reinsurance company will pay claims and protect against losses over certain agreed upon amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event the assuming insurance companies are unable to meet their obligations under these contracts. The Company did not pay or recover any reinsured losses during 2022 and 2021.

6. Reserve for Claims

Changes in the reserve for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

(in thousands)	2022	2021
Balance, beginning of period	$36,754	$33,584
Provision related to:
Current year	9,817	11,450
Prior years	(5,562)	(5,764)
Total provision charged to operations	4,255	5,686
Claims paid, net of recoveries, related to:
Current year	(333)	(146)
Prior years	(3,484)	(2,370)
Total claims paid, net of recoveries	(3,817)	(2,516)
Balance, end of year	$37,192	$36,754

The Company continually refines its reserve estimates as current loss experience develops and more credible data emerges. Movements in the reserve related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data. The decrease in the provision for claims in 2022, compared to 2021, is primarily related to lower premium levels in the current year period. Due to variances between actual and expected loss payments, loss development is subject to significant variability.
The Company does not recognize claim recoveries until an actual payment has been received by the Company. The Company realized claim recoveries of approximately $1.0 million and $793 thousand during 2022 and 2021, respectively.

The provision for claims as a percentage of net premiums written was 1.7% and 2.1% in 2022 and 2021, respectively.

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

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	2022	%	2021	%
Known title claims	$3,250	8.7	$3,317	9.0
IBNR	33,942	91.3	33,437	91.0
Total reserve for claims	$37,192	100.0	$36,754	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

(in thousands, except per share amounts)	2022	2021
Net Income	$23,903	$67,020
Weighted average common shares outstanding – Basic	1,897	1,894
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	1	6
Weighted average common shares outstanding – Diluted	1,898	1,900
Basic earnings per common share	$12.60	$35.38
Diluted earnings per common share	$12.59	$35.28

There were 18 thousand and 14 thousand potential shares excluded from the computation of diluted earnings per share in 2022 and 2021, respectively, due to the out-of-the-money status of the related share-based awards rendering them anti-dilutive.

The Company historically has adopted employee stock award plans under which restricted stock, options or stock appreciation rights ("SARs") exercisable for the Company's stock may be granted to key employees or directors of the Company. As of December 31, 2022 there was one active plan from which the Company may grant share-based awards and one legacy plan under which equity awards remain outstanding. The awards eligible to be granted under the active plan are limited to SARs, and the maximum aggregate number of shares of common stock of the Company available pursuant to the plan for the grant of SARs is 250 thousand shares.

As of December 31, 2022, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

During both 2022 and 2021, the Company issued share-settled SARs to directors of the Company. During 2022, the Company also issued share-settled SARs to certain non-executive employees of the Company. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments. A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	36	$139.16	4.38	$903
SARs granted	5	184.26
SARs exercised	(6)	106.71
Outstanding as of December 31, 2021	35	$150.36	3.96	$1,643
SARs granted	10	155.16
SARs exercised	(6)	94.44
Outstanding as of December 31, 2022	39	$159.39	4.10	$243

Exercisable as of December 31, 2022	28	$164.86	3.48	$197

Unvested as of December 31, 2022	11	$145.29	5.68	$46

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31. The intrinsic values of SARs exercised during 2022 and 2021 were approximately $496 thousand and $484 thousand, respectively.

There were no options outstanding at December 31, 2022. The following table summarizes information about SARs outstanding at December 31, 2022:

(in thousands, except exercise prices and average remaining contractual term)			SARs Outstanding at Year-End			SARs Exercisable at Year-End
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$60.00	—	$99.99	2	0.38	$93.87	2	$93.87
100.00	—	149.99	14	5.28	138.79	4	129.43
150.00	—	199.99	23	3.74	178.44	22	179.04
$60.00	—	$199.99	39	4.10	$159.39	28	$164.86

In 2022, 6 thousand SARs vested with a fair value of approximately $362 thousand.

The fair value of each SAR is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair values for the SARs issued during 2022 and 2021 were $62.60 and $59.83, respectively, and were estimated using the weighted average assumptions shown in the table below:

	2022	2021
Expected life in years	7.0	7.0
Volatility	35.6%	33.9%
Interest rate	3.2%	1.3%
Yield rate	0.6%	1.1%

There was approximately $362 thousand and $299 thousand of compensation expense relating to SARs vesting on or before December 31, 2022 and 2021, respectively, included in personnel expenses in the Consolidated Statements of Operations. As of December 31, 2022, there was approximately $540 thousand of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately two years.

8. Income Taxes

The components of income tax expense for the years ended December 31 are summarized as follows:

(in thousands)	2022	2021
Current:
Federal	$10,685	$12,911
State	164	176
Total current	10,849	13,087
Deferred:
Federal	(4,510)	4,740
State	(134)	85
Total deferred	(4,644)	4,825
Total	$6,205	$17,912

For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in other expenses in the Consolidated Statements of Operations.

At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

(in thousands)	2022	2021
Deferred income tax assets:
Accrued benefits and retirement services	$3,860	$3,382
Net operating loss carryforward	202	186
Impairment of assets	185	161
Allowance for doubtful accounts	59	66
Postretirement benefit obligation	—	39
Reinsurance and commission payable	28	39
Other	1,799	1,550
Total	6,133	5,423
Deferred income tax liabilities:
Net unrealized gain on investments	5,615	10,964
Recorded statutory premium reserve, net of reserves for claims	2,497	1,835
Excess of tax over book depreciation	1,551	1,662
Intangible assets	885	1,002
Other	3,250	3,081
Total	13,798	18,544
Net deferred income tax liabilities	$(7,665)	$(13,121)

At December 31, 2022 and 2021, there were no valuation allowances recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these deferred income tax assets will be realized.

A reconciliation of the U.S. federal statutory income tax rate of 21.0% for the years ended December 31, 2022 and 2021, to income tax expense, is as follows:

(in thousands)	2022	2021
Anticipated income tax expense	$6,323	$17,836
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	130	139
Tax-exempt interest income, net of amortization	(577)	(1,310)
162(m) non-deductible compensation	332	253
Other, net	(3)	994
Provision for income taxes	$6,205	$17,912

In accounting for uncertainty in income taxes, the Company is required to recognize in its Consolidated Financial Statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. There were no unrecognized tax benefits or liabilities as of December 31, 2022.

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2018.

9. Leases

The Company enters into lease agreements that are primarily for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases.

A portion of the Company's current leases include an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The lease liability recorded in the Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determines at the inception date that the lease is expected to be renewed or extended. The Company, in determining the present value of lease payments, utilizes the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields, as explicit rates of interest are not readily determinable in the lease contracts. The Company does not carry debt; thus no incremental borrowing rate is available to the Company.

Lease expense is included in office and technology expenses in the Consolidated Statements of Operations. Information regarding the Company’s leases for the years ended December 31 is as follows:

(in thousands)	2022	2021
Operating leases	$2,518	$1,376
Finance leases:
Amortization of lease assets	168	—
Interest on lease liabilities	24	—
Short-term leases (a)	214	323
Lease expense	$2,924	$1,699
Sub-lease income	—	—
Lease cost	$2,924	$1,699

(a)	Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.

Components of the lease liability presented on the Consolidated Balance Sheets for the years ended December 31 are as follows:

(in thousands)	2022	2021
Current:
Operating lease liabilities	$1,693	$1,547
Finance lease liabilities	218	—
Non-current:
Operating lease liabilities	4,401	3,782
Finance lease liabilities	527	—
Total lease liabilities	$6,839	$5,329

The future minimum payments for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2022, are summarized as follows:

Year Ended (in thousands)	Operating Leases	Finance Leases	Total
2023	$1,904	$242	$2,146
2024	1,993	201	2,194
2025	1,424	171	1,595
2026	893	134	1,027
2027	266	51	317
Thereafter	50	—	50
Total undiscounted payments	$6,530	$799	$7,329
Less: present value adjustment	(436)	(54)	(490)
Lease liabilities	$6,094	$745	$6,839

Supplemental lease information for the years ended December 31 is as follows:

	2022	2021
Weighted average remaining lease term (years)
Operating Leases	3.43	4.13
Finance Leases	3.80	0.00
Weighted average discount rate
Operating Leases	3.9%	4.2%
Finance Leases	3.7%	—%

The Company does not have any material pending operating or financing lease agreements that become effective in future periods.

10. Retirement Agreements and Other Postretirement Benefit Plan

The Company has a 401(k) savings plan. In order to participate in the plan, employees must be 21 years old. In order to be eligible for employer contributions, individuals must be employed for a period of one year and work at least 1,000 hours annually. The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution. Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code of 1986, as amended (the “IRC”). Expenses related to the 401(k) plan were approximately $1.7 million and $2.0 million for 2022 and 2021, respectively.

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

In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives. The amounts accrued for all agreements at December 31, 2022 and 2021 were approximately $15.0 million and $13.4 million, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract. Both the 2022 and 2021 accruals are included in the accounts payable and accrued liabilities line item of the Consolidated Balance Sheets. These executive contracts are accounted for on an individual contract basis. On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the IRC, and were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) plan.

On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement, which employment agreements were most recently amended and restated on May 4, 2022. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The benefits are unfunded. Estimated future benefit payouts expected to be paid for each of the next five years are $30 thousand in 2023, $36 thousand in 2024, $45 thousand in 2025, $52 thousand in 2026, $39 thousand in 2027 and $249 thousand in the next five years thereafter.

Cost of the Company’s postretirement benefits included the following components and is presented in the personnel expenses line of its Consolidated Statements of Operations:

(in thousands)	2022	2021
Net periodic benefit cost
Service cost – benefits earned during the year	$—	$—
Interest cost on the projected benefit obligation	26	29
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized loss	12	—
Net periodic benefits cost at end of year	$38	$29

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net amount in accumulated other comprehensive income is $44 thousand, $36 thousand net of tax, for December 31, 2022, and $(184) thousand, $(144) thousand net of tax, for December 31, 2021, and represents the net unrecognized actuarial gains (losses) and unrecognized prior service costs. The effects of the funded status on the Company’s Consolidated Balance Sheets at December 31, 2022 and 2021 are presented in the following table:

(in thousands)	2022	2021
Funded status
Actuarial present value of future benefits:
Fully eligible active employees	$(928)	$(1,118)
Non-eligible active employees	—	—
Plan assets	—	—
Funded status of accumulated postretirement benefit obligation, recognized in accounts payable and accrued liabilities	$(928)	$(1,118)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2022 and 2021 includes the following:

(in thousands)	2022	2021
Accrued postretirement benefit obligation at beginning of year	$(1,118)	$(1,089)
Service cost – benefits earned during the year	—	—
Interest cost on projected benefit obligation	(26)	(29)
Actuarial gain	216	—
Accrued postretirement benefit obligation at end of year	$(928)	$(1,118)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

(in thousands)	2022	2021
Balance at beginning of year	$(184)	$(184)
Components of accumulated other comprehensive income:
Unrecognized prior service cost	—	—
Amortization of loss, net	12	—
Actuarial gain	216	—
Balance at end of year	$44	$(184)

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

Escrow and Trust Deposits: As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, escrowed funds received under escrow agreements, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $24.2 million and $27.5 million as of December 31, 2022 and 2021, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchange Proceeds: In administering tax-deferred like-kind exchanges pursuant to § 1031 of the IRC, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company wholly owned subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $432.0 million and $763.9 million as of December 31, 2022 and 2021, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other income rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

12. Segment Information

The Company has one reportable segment, title insurance services. The remaining immaterial segments have been combined into a group called “All Other.”

The title insurance segment primarily issues title insurance policies directly and through a network of agents. Title insurance policies insure titles to real estate.

Provided below is selected financial information about the Company’s operations by segment for the periods ended December 31, 2022 and 2021:

2022 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$294,851	$15,540	$(24,373)	$286,018
Investment loss	(9,333)	(3,028)	—	(12,361)
Net realized gains on investments	6,655	3,080	—	9,735
Total revenues	$292,173	$15,592	$(24,373)	$283,392
Operating expenses	264,952	11,223	(22,891)	253,284
Income before income taxes	$27,221	$4,369	$(1,482)	$30,108
Total assets	$244,399	$95,358	$—	$339,757

2021 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$305,615	$14,821	$(18,434)	$302,002
Investment income	21,460	4,167	—	25,627
Net realized gains on investments	779	1,090	—	1,869
Total revenues	$327,854	$20,078	$(18,434)	$329,498
Operating expenses	247,018	10,131	(12,583)	244,566
Income before income taxes	$80,836	$9,947	$(5,851)	$84,932
Total assets	$279,597	$51,891	$—	$331,488

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

On September 30, 2022, the Plan was amended to, among other things, extend the expiration date of the Plan from October 31, 2022 to September 30, 2032 and increase the exercise price of the stock purchase rights from $220 per unit to $525 per unit. There were 1.0 million shares of Preferred Stock authorized as of December 31, 2022 and 2021, with 200,000 being designated Series A Preferred Stock.

14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company invests its cash and cash equivalents into high credit quality security instruments. Deposits which exceed $250 thousand at each institution are not insured by the Federal Deposit Insurance Corporation (“FDIC”).  Of the $35.3 million in cash and cash equivalents at December 31, 2022, $33.8 million was not insured by the FDIC. Of the $37.2 million in cash and cash equivalents at December 31, 2021, $35.7 million was not insured by the FDIC. The Company mitigates the risk of having cash and cash equivalents not insured by the FDIC by monitoring the credit quality of the financial institutions in which the funds are held.

15. Business Concentration

The Company generates a significant amount of title insurance premiums in North Carolina, Texas, South Carolina and Georgia. In 2022 and 2021, these states generated the following percentage of total premiums written:

State	2022	2021
North Carolina	35.6%	36.1%
Texas	29.0%	22.8%
South Carolina	9.4%	9.1%
Georgia	9.2%	12.6%

16. Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investments in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (in thousands)	2022	2021
Other investments	$4,420	$6,623
Premium and fees receivable	$735	$882

Financial Statement Classification, Consolidated Statements of Operations (in thousands)	2022	2021
Net premiums written	$26,666	$28,945
Non-title services and other investment income	$2,935	$4,677
Commissions to agents	$18,798	$20,249

17. Business Combinations, Intangible Assets, Goodwill and Title Plants

Intangible Assets

 The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. Management determined that no events or changes in circumstances occurred during the periods ended December 31, 2022 and 2021 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following as of December 31:

Year Ended (in thousands)	2022	2021
Referral relationships	$8,898	$8,567
Non-complete agreements	3,155	2,938
Tradename	747	747
Total	12,800	12,252
Accumulated amortization	(4,814)	(3,505)
Identifiable intangible assets, net	$7,986	$8,747

The following table provides the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended (in thousands)
2023	$1,281
2024	1,162
2025	1,079
2026	1,079
2027	663
Thereafter	2,535
Total	$7,799

Goodwill and Title Plants

As of December 31, 2022, the Company recognized $9.6 million in goodwill and $1.5 million in title plants, net of impairments, as the result of title insurance agency acquisitions. The title plants are included with other assets in the Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with FASB’s Accounting Standards Codification (“ASC”) 350, management determined that no events or changes in circumstances occurred during the periods ended December 31, 2022 and 2021 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

18. Accumulated Other Comprehensive Income

The following table provide changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended December 31, 2022 and 2021:

2022 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$3,370	$(144)	$3,226
Other comprehensive (loss) income before calculations	(3,421)	180	(3,241)
Amounts reclassified from accumulated other comprehensive income	215	—	215
Net current-period other comprehensive (loss) income	(3,206)	180	(3,026)
Ending balance	$164	$36	$200

2021 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$4,470	$(144)	$4,326
Other comprehensive (loss) income before calculations	(1,085)	—	(1,085)
Amounts reclassified from accumulated other comprehensive income	(15)	—	(15)
Net current-period other comprehensive loss	(1,100)	—	(1,100)
Ending balance	$3,370	$(144)	$3,226

The following table provide significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended December 31, 2022 and 2021:

2022 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized losses on investments	$(104)
Impairments	(172)
Total	$(276)	Net realized investment gains
Tax	61	Provision for Income Taxes
Net of Tax	$(215)
Reclassifications for the period	$(215)

2021 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gains on investments	$19
Impairments	—
Total	$19	Net realized investment gains
Tax	(4)	Provision for Income Taxes
Net of Tax	$15
Reclassifications for the period	$15

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

The following table provides a breakdown of the Company’s revenue by major business activity:

(in thousands)	2022	2021
Revenue from contracts with customers:
Escrow and other title-related fees	$21,721	$13,678
Non-title services	14,524	9,667
Total revenue from contracts with customers	36,245	23,345
Other sources of revenue:
Net premiums written	248,632	273,885
Investment-related (loss) revenue	(2,626)	27,496
Other	1,141	4,772
Total revenues	$283,392	$329,498

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Management has assessed, and the Company’s independent registered public accounting firm, FORVIS LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2022. The reports of management and FORVIS LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that has not been reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors,” “Corporate Governance – Board of Directors and Committees – The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2023, to be filed by the Company with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the year ended December 31, 2022 (the “2023 Proxy Statement”). Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in the 2023 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2022. The Company does not have any equity compensation plans that have not been approved by its shareholders.

Equity Compensation Plan Information (unrounded)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	39,125	(a)	$159.39	217,500	(b)
Equity compensation plans not approved by shareholders	—		—	—
Total	39,125		$159.39	217,500

(a)	Includes 11,250 shares issuable upon exercise of outstanding stock appreciation rights (“SARs”) under the 2009 Stock Appreciation Rights Plan (the “2009 Plan”), and 27,875 shares issuable upon exercise of SARs under the 2019 Stock Appreciation Rights Plan (the “2019 Plan”).
(b)	Includes shares remaining for future issuance under the 2019 Plan. The 2009 Plan expired in March 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Corporate Governance – Independent Directors” and “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” set forth in the 2023 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 686)
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
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

(a)(3)  Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description	Location

3.1(a)	Articles of Incorporation dated January 22, 1973	Incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973	Incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(c)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987	Incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(d)	Articles of Amendment to Articles of Incorporation, dated May 15, 2002	Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended June 30, 2002, File No. 11774

3.1(e)	Articles of Amendment to Articles of Incorporation, dated November 12, 2002	Incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended March 31, 2003, File No. 11774

3.1(f)	Articles of Amendment to Articles of Incorporation, dated October 31, 2012	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on October 31, 2012, File No. 11774

3.2	Amended and Restated By-laws, dated November 9, 2020	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 9, 2020, File No. 11774

4.1	Description of the Company’s Securities	Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2019, File No. 11774

4.2	Amended and Restated Rights Agreement, dated October 31, 2012, between the Company and Broadridge Issuer Solutions, Inc., as Rights Agent	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 2, 2012, File No. 11774

4.3	Amended and Restated Rights Agreement, dated September 30, 2022, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 3, 2022, File No. 11774

10.1*	Amended and Restated Employment Agreement effective January 1, 2009 for J. Allen Fine	Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.2*	Amended and Restated Employment Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.3*	Amended and Restated Employment Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.4*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2021 for J. Allen Fine	Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2020, File No. 11774

10.5*	Amended and Restated Death Benefit Plan Agreement effective January 1, 2009 for James A. Fine, Jr.	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.6*	Death Benefit Plan Agreement effective January 1, 2009 for W. Morris Fine	Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.7*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.8*	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.9(a)*	2009 Stock Appreciation Right Plan effective March 2, 2009	Incorporated by reference to Appendix A to the Proxy Statement dated May 26, 2009, File No. 11774

10.9(b)*	Form of Stock Appreciation Rights Agreement under 2009 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2011, File No. 11774

10.10(a)*	2019 Stock Appreciation Rights Plan effective March 11, 2019	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on May 15, 2019, File No. 333-231486

10.10(b)*	Form of Stock Appreciation Rights Agreement under 2019 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 16, 2019, File No. 11774

10.11*	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2019, File No. 11774

10.12*	Second Amended and Restated Employment Agreement, by and between Investors Title Insurance Company and J. Allen Fine, dated May 4, 2022	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.13*	Second Amended and Restated Employment Agreement, by and between Investors Title Insurance Company and James A. Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.14*	Second Amended and Restated Employment Agreement, by and between Investors Title Insurance Company and W. Morris Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.15*	Amended and Restated Death Benefit Plan Agreement, by and between Investors Title Insurance Company and J. Allen Fine, dated May 4, 2022	Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.16*	Amended and Restated Death Benefit Plan Agreement, by and between Investors Title Insurance Company and James A. Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.17*	Amended and Restated Death Benefit Plan Agreement, by and between Investors Title Insurance Company and W. Morris Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

16.1	Letter, dated June 7, 2022, from FORVIS, LLP to the U.S. Securities and Exchange Commission	Incorporated by reference to Exhibit 16.1 to Form 8-K filed on June 7, 2022 , File No. 11774

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

*	Management contract or compensatory plan or arrangement

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2022

Type of Investment (in thousands)	Cost (1)	Market Value	Amount at which shown in the Balance Sheet (3)

Fixed maturity securities:
Government obligations	$4,329	$4,322	$4,322
General obligations of U.S. states, territories and political subdivisions	8,360	8,346	8,346
Special revenue issuer obligations of U.S. states, territories and political subdivisions	22,508	22,497	22,497
Public utilities	7,816	7,713	7,713
Corporate debt securities	10,762	11,111	11,111
Total fixed maturity securities	53,775	53,989	53,989

Equity securities:
Common stocks:
Public utilities	606	760	760
Banks, trusts and insurance companies	2,834	5,761	5,761
Industrial, miscellaneous and all other	20,160	39,495	39,495
Technology	1,678	5,675	5,675
Total equity securities	25,278	51,691	51,691

Other investments:
Short-term investments	103,649	103,649	103,649
Other investments (2)	16,207	16,207	16,207
Total other investments	119,856	119,856	119,856

Total investments (2)	$198,909	$225,536	$225,536

(1)Fixed maturity securities are shown at amortized cost and equity securities are shown at original cost.
(2)The above summary of investments does not include investments in related parties accounted for under the equity method or the measurement alternative methods of accounting in the amount of $2,161.
(3)All fixed maturity securities presented are classified as available-for-sale and shown at estimated fair value. Equity securities are shown at fair value.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2022 AND 2021

(in thousands)	2022	2021
Assets
Cash and cash equivalents	$3,450	$584
Fixed maturity securities, available-for-sale, at fair value	5,900	2,222
Equity securities, at fair value	325	5,946
Short-term investments	64,832	23,637
Investments in affiliated companies	159,700	188,698
Other investments	6,703	7,840
Prepaid expenses and other receivables	3,864	5,113
Current income taxes receivable	2,799	—
Accrued interest and dividends	185	32
Property, net	1,691	1,665
Total Assets	$249,449	$235,737

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$7,726	$4,514
Current income taxes payable	—	433
Deferred income taxes, net	712	1,703
Total liabilities	8,438	6,650

Shareholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,897 and 1,895 shares issued and outstanding as of December 31, 2022 and 2021, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	240,811	225,861
Accumulated other comprehensive income	200	3,226
Total shareholders’ equity	241,011	229,087
Total Liabilities and Shareholders’ Equity	$249,449	$235,737

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands, except per share amounts)	2022	2021
Revenues:
Interest and dividends	$990	$376
Net realized investment gains	2,680	1,050
Changes in the estimated fair value of equity security investments	(3,419)	1,182
Rental income	869	734
Gain on disposals of property	—	3,937
Miscellaneous income	305	2,015
Total Revenues	1,425	9,294

Operating Expenses:
Personnel expenses	947	1,039
Office and technology expenses	447	407
Other expenses	936	882
Total Operating Expenses	2,330	2,328

Equity in Net Income of Affiliated Companies	24,584	61,372

Income before Income Taxes	23,679	68,338

(Benefit) Provision for Income Taxes	(224)	1,318

Net Income	$23,903	$67,020

Basic Earnings per Common Share	$12.60	$35.38

Weighted Average Shares Outstanding – Basic	1,897	1,894

Diluted Earnings per Common Share	$12.59	$35.28

Weighted Average Shares Outstanding – Diluted	1,898	1,900

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands)	2022	2021
Operating Activities
Net income	$23,903	$67,020
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(24,584)	(61,372)
Depreciation	115	110
Amortization, net	(272)	(51)
Share-based compensation expense related to stock appreciation rights	362	299
Net realized gains on disposal of property	—	(3,937)
Net realized gains on securities	(3,076)	(92)
Net realized losses (gains) on other investments	396	(958)
Changes in the estimated fair value of equity security investments	3,419	(1,182)
Net losses (earnings) from other investments	11	(238)
(Benefit) provision for deferred income taxes	(927)	1,214
Decrease (increase) in receivables	1,249	(2,660)
(Increase) decrease in current income taxes receivable	(2,799)	2,487
(Increase) decrease in other assets	(153)	175
(Decrease) increase in current income taxes payable	(433)	433
Increase in accounts payable and accrued liabilities	3,212	2,201
Net cash provided by operating activities	423	3,449

Investing Activities
Dividends received from subsidiaries	55,643	30,651
Purchases of fixed maturity and equity securities	(3,851)	(631)
Purchases of short-term securities	(64,513)	(21,345)
Purchases of and net earnings from other investments	(46)	(5,050)
Proceeds from sales and maturities of fixed maturity and equity securities	5,278	25,512
Proceeds from sales and maturities of short-term securities	23,487	3,028
Proceeds from sales and distributions of other investments	776	1,651
Proceeds from sales of other assets	—	958
Purchases of property	(201)	—
Proceeds from disposals of property	60	4,585
Net cash provided by investing activities	16,633	39,359

Financing Activities
Repurchases of common stock	(133)	—
Exercise of stock appreciation rights	(1)	(1)
Capital contribution to subsidiaries	(4,875)	(8,350)
Dividends paid	(9,181)	(37,553)
Net cash used in financing activities	(14,190)	(45,904)

Net Increase (Decrease) in Cash and Cash Equivalents	2,866	(3,096)
Cash and Cash Equivalents, Beginning of Period	584	3,680
Cash and Cash Equivalents, End of Period	$3,450	$584

Supplemental Disclosures:
Income tax payments, net	$15,186	$10,156

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(in thousands)

1.The accompanying Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of Investors Title Company and Subsidiaries.

2.Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2022	2021
Investors Title Insurance Company, net*	$48,243	$28,401
Investors Title Exchange Corporation	4,300	1,350
Investors Title Accommodation Corporation	100	50
Investors Trust Company	400	500
Investors Title Commercial Agency, LLC	2,600	350
Total	$55,643	$30,651

* Total dividends of $49,655 and $34,182 paid to the Parent Company in 2022 and 2021, respectively, netted with dividends of $1,412 and $5,781 received from the Parent Company in 2022 and 2021, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Year Ended December 31, 2022 (in thousands)
Title Insurance	$—	$37,192	$—	$1,491	$248,632	$(9,333)	$4,255	$—	$238,025	N/A
All Other	—	—	—	—	—	(3,028)	—	—	11,004	N/A
	$—	$37,192	$—	$1,491	$248,632	$(12,361)	$4,255	$—	$249,029	N/A

Year Ended December 31, 2021 (in thousands)
Title Insurance	$—	$36,754	$—	$2,215	$273,885	$21,461	$5,686	$—	$228,887	N/A
All Other	—	—	—	—	—	4,166	—	—	9,993	N/A
	$—	$36,754	$—	$2,215	$273,885	$25,627	$5,686	$—	$238,880	N/A

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentages of Amount Assumed to Net
Year Ended December 31, 2022 (in thousands)
Title Insurance	$249,450	$818	$—	$248,632	—%

Year Ended December 31, 2021 (in thousands)
Title Insurance	$274,403	$518	$—	$273,885	—%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period
2022 (in thousands)
Premiums receivable:
Valuation provision	$190	$508	$—	$(539)	(a)	$159
Reserves for claims	$36,754	$4,255	$—	$(3,817)	(b)	$37,192

2021 (in thousands)
Premiums receivable:
Valuation provision	$173	$264	$—	$(247)	(a)	$190
Reserves for claims	$33,584	$5,686	$—	$(2,516)	(b)	$36,754

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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2023.

/s/ J. Allen Fine	/s/ James A. Fine, Jr.
J. Allen Fine, Chairman of the Board and	James A. Fine, Jr., President, Treasurer, Chief
Chief Executive Officer	Financial Officer, Chief Accounting Officer and
(Principal Executive Officer)	Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ W. Morris Fine	/s/ Tammy F. Coley
W. Morris Fine, Executive Vice President,	Tammy F. Coley, Director
Secretary and Director

/s/ David L. Francis	/s/ Richard M. Hutson II
David L. Francis, Director	Richard M. Hutson II, Director

/s/ Elton C. Parker, Jr.	/s/ James E. Scott
Elton C. Parker, Jr., Director	James E. Scott, Director

/s/ James H. Speed, Jr.
James H. Speed, Jr., Director