Form 10-Q
period 2023-03-31
INVESTORS TITLE CO
filed 2023-05-09
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 27, 2023, there were 1,897,623 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2023 and December 31, 2022
(in thousands)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$29,555	$35,311
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: March 31, 2023: $51,682; December 31, 2022: $53,775)	52,210	53,989
Equity securities, at fair value (cost: March 31, 2023: $23,176; December 31, 2022: $25,278)	42,800	51,691
Short-term investments	105,662	103,649
Other investments	18,948	18,368
Total investments	219,620	227,697

Premiums and fees receivable	16,827	19,047
Accrued interest and dividends	915	872
Prepaid expenses and other receivables	11,315	11,095
Property, net	19,154	17,785
Goodwill and other intangible assets, net	17,265	17,611
Lease assets	6,671	6,707
Other assets	2,475	2,458
Current income taxes recoverable	—	1,174
Total Assets	$323,797	$339,757

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$36,918	$37,192
Accounts payable and accrued liabilities	31,216	47,050
Lease liabilities	6,826	6,839
Current income taxes payable	1,148	—
Deferred income taxes, net	5,851	7,665
Total liabilities	81,959	98,746

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,898 and 1,897 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	241,278	240,811
Accumulated other comprehensive income	560	200
Total stockholders' equity	241,838	241,011
Total Liabilities and Stockholders’ Equity	$323,797	$339,757

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2023 and 2022
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Net premiums written	$38,966	$63,125
Escrow and other title-related fees	3,125	5,064
Non-title services	5,842	2,426
Interest and dividends	2,074	915
Other investment income	753	1,337
Net realized investment gains	7,233	1,747
Changes in the estimated fair value of equity security investments	(6,790)	(5,915)
Other	140	299
Total Revenues	51,343	68,998

Operating Expenses:
Commissions to agents	19,326	29,857
Provision for claims	1,068	176
Personnel expenses	20,820	21,254
Office and technology expenses	4,400	4,368
Other expenses	4,168	5,550
Total Operating Expenses	49,782	61,205

Income before Income Taxes	1,561	7,793

Provision for Income Taxes	380	1,608

Net Income	$1,181	$6,185

Basic Earnings per Common Share	$0.62	$3.26

Weighted Average Shares Outstanding – Basic	1,897	1,896

Diluted Earnings per Common Share	$0.62	$3.25

Weighted Average Shares Outstanding – Diluted	1,897	1,903

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2023 and 2022
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$1,181	$6,185
Other comprehensive income (loss), before income tax:
Accumulated postretirement benefit obligation adjustment	141	219
Net unrealized gains (losses) on investments arising during the period	233	(2,764)
Reclassification adjustment for write-down of securities included in net income	82	—
Other comprehensive income (loss), before income tax	456	(2,545)
Income tax expense related to postretirement health benefits	30	46
Income tax expense (benefit) related to net unrealized gains (losses) on investments arising during the period	47	(583)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	19	—
Net income tax expense (benefit) on other comprehensive income (loss)	96	(537)
Other comprehensive income (loss)	360	(2,008)
Comprehensive Income	$1,541	$4,177

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2023 and 2022
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	1,895	$—	$225,861	$3,226	$229,087
Net income			6,185		6,185
Dividends paid ($0.46 per share)			(873)		(873)
Exercise of stock appreciation rights	2		(1)		(1)
Share-based compensation expense related to stock appreciation rights			102		102
Accumulated postretirement benefit obligation adjustment				173	173
Net unrealized loss on investments				(2,181)	(2,181)
Balance, March 31, 2022	1,897	$—	$231,274	$1,218	$232,492

Balance, December 31, 2022	1,897	$—	$240,811	$200	$241,011
Net income			1,181		1,181
Dividends paid ($0.46 per share)			(873)		(873)
Exercise of stock appreciation rights	1		—		—
Share-based compensation expense related to stock appreciation rights			159		159
Accumulated postretirement benefit obligation adjustment				111	111
Net unrealized gain on investments				249	249
Balance, March 31, 2023	1,898	$—	$241,278	$560	$241,838

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$1,181	$6,185
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	639	524
(Accretion) amortization of investments, net	(865)	162
Amortization of other intangible assets, net	332	330
Share-based compensation expense related to stock appreciation rights	159	102
Net loss (gain) on disposals of property	50	(28)
Net realized investment gains	(7,280)	(1,747)
Net loss on other investments	47	—
Net change in estimated fair value of equity security investments	6,790	5,915
Net earnings from other investments	(568)	(1,207)
Provision for claims	1,068	176
Benefit for deferred income taxes	(1,910)	(1,148)
Changes in assets and liabilities:
Decrease (increase) in premium and fees receivable	2,220	(897)
Increase in other assets	(265)	(131)
Decrease (increase) in lease assets	36	(2,119)
Decrease in current income taxes receivable	1,174	—
Decrease in accounts payable and accrued liabilities	(15,693)	(9,163)
(Decrease) increase in lease liabilities	(13)	2,124
Increase in current income taxes payable	1,148	2,835
Payments of claims, net of recoveries	(1,342)	(564)
Net cash (used in) provided by operating activities	(13,092)	1,349

Investing Activities
Purchases of fixed maturities	(2,705)	—
Purchases of equity securities	(3,627)	(102)
Purchases of short-term investments	(18,800)	(12,624)
Purchases of other investments	(970)	(275)
Proceeds from sales and maturities of fixed maturity securities	4,712	9,140
Proceeds from sales of equity securities	13,090	2,842
Proceeds from sales and maturities of short-term investments	17,654	—
Proceeds from sales and distributions of other investments	913	1,562
Purchases of property	(2,301)	(908)
Proceeds from the sale of property	243	32
Net cash provided by (used in) investing activities	8,209	(333)

Financing Activities
Exercise of stock appreciation rights	—	(1)
Dividends paid	(873)	(873)
Net cash used in financing activities	(873)	(874)

Net (Decrease) Increase in Cash and Cash Equivalents	(5,756)	142
Cash and Cash Equivalents, Beginning of Period	35,311	37,168
Cash and Cash Equivalents, End of Period	$29,555	$37,310

Consolidated Statements of Cash Flows, continued
	Three Months Ended March 31,
	2023	2022
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax refunds, net	$(32)	$(79)
Non-Cash Investing and Financing Activities:
Non-cash net unrealized (gain) loss on investments, net of deferred tax (provision) benefit of $(66) and $583 for March 31, 2023 and 2022, respectively	$(249)	$2,181
Adjustments to postretirement benefits obligation, net of deferred tax expense of $(30) and $(46) for March 31, 2023 and 2022, respectively	$(111)	$(173)

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2022 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2023 or any other interim period.

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

Note 2 – Reserve for Claims

Activity in the reserve for claims for the three-month period ended March 31, 2023 and the year ended December 31, 2022 is summarized as follows:

(in thousands)	March 31, 2023	December 31, 2022
Balance, beginning of period	$37,192	$36,754
Provision charged to operations	1,068	4,255
Payments of claims, net of recoveries	(1,342)	(3,817)
Balance, end of period	$36,918	$37,192

The total reserve for all reported and unreported losses the Company incurred through March 31, 2023 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2023. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	March 31, 2023	%	December 31, 2022	%
Known title claims	$3,137	8.5	$3,250	8.7
IBNR	33,781	91.5	33,942	91.3
Total reserve for claims	$36,918	100.0	$37,192	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net income	$1,181	$6,185
Weighted average common shares outstanding – Basic	1,897	1,896
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	—	7
Weighted average common shares outstanding – Diluted	1,897	1,903
Basic earnings per common share	$0.62	$3.26
Diluted earnings per common share	$0.62	$3.25

There were 24 thousand and 0 potential shares excluded from the computation of diluted earnings per share for the three-month periods ended March 31, 2023 and 2022, respectively, due to the out-of-the-money status of the related share-based awards.

The Company historically has adopted employee stock award plans under which restricted stock, options or stock appreciation rights ("SARs") exercisable for the Company's stock may be granted to key employees or directors of the Company. There is currently one active plan from which the Company may grant share-based awards and one legacy plan under which equity awards remain outstanding. The awards eligible to be granted under the active plan are limited to SARs, and the maximum aggregate number of shares of common stock of the Company available pursuant to the plan for the grant of SARs is 250 thousand shares. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.

As of March 31, 2023, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	35	$150.36	3.96	$1,643
SARs granted	10	155.16
SARs exercised	(6)	94.44
Outstanding as of December 31, 2022	39	$159.39	4.10	$243
SARs granted	1	159.58
SARs exercised	(2)	93.87
Outstanding as of March 31, 2023	38	$163.31	4.12	$171

Exercisable as of March 31, 2023	29	$169.40	3.69	$104

Unvested as of March 31, 2023	9	$143.36	5.51	$67

During the first quarter of 2023, the Company issued 1 thousand share-settled SARs to a non-executive employee of the Company. There were no such first quarter issuances in 2022. The fair value of each SAR is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair value for the SARs issued during 2023 was $61.56, estimated using the weighted average assumptions shown in the table below:

2023
Expected Life in Years	6.2
Volatility	36.8%
Interest Rate	4.2%
Yield Rate	1.2%

There was approximately $159 thousand and $102 thousand of compensation expense relating to SARs vesting on or before March 31, 2023 and 2022, respectively, included in personnel expenses in the unaudited Consolidated Statements of Operations. As of March 31, 2023, there was $427 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$46,166	$5,743	$(3,836)	$48,073
Investment (loss) income	(4,583)	620	—	(3,963)
Net realized gain on investments	7,110	123	—	7,233
Total revenues	$48,693	$6,486	$(3,836)	$51,343
Operating expenses	50,724	2,723	(3,665)	49,782
(Loss) income before income taxes	$(2,031)	$3,763	$(171)	$1,561
Total assets	$231,894	$91,903	$—	$323,797

Three Months Ended March 31, 2022 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$73,065	$2,737	$(4,888)	$70,914
Investment loss	(1,628)	(2,035)	—	(3,663)
Net realized gain on investments	51	1,696	—	1,747
Total revenues	$71,488	$2,398	$(4,888)	$68,998
Operating expenses	63,188	2,753	(4,736)	61,205
Income (loss) before income taxes	$8,300	$(355)	$(152)	$7,793
Total assets	$275,729	$52,668	$—	$328,397

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $15.0 million as of March 31, 2023 and December 31, 2022. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Service cost – benefits earned during the year	$—	$—
Interest cost on the projected benefit obligation	10	6
Amortization of unrecognized gain	(7)	—
Net periodic benefit cost	$3	$6

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of March 31, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$1,450	$—	$(1)	$1,449
General obligations of U.S. states, territories and political subdivisions	8,529	36	(18)	8,547
Special revenue issuer obligations of U.S. states, territories and political subdivisions	28,185	145	(75)	28,255
Corporate debt securities	13,518	470	(29)	13,959
Total	$51,682	$651	$(123)	$52,210

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$4,329	$—	$(7)	$4,322
General obligations of U.S. states, territories and political subdivisions	8,561	21	(36)	8,546
Special revenue issuer obligations of U.S. states, territories and political subdivisions	30,123	106	(219)	30,010
Corporate debt securities	10,762	417	(68)	11,111
Total	$53,775	$544	$(330)	$53,989

The special revenue category for both periods presented includes approximately 40 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at March 31, 2023 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,693	$13,712
Due one year through five years	32,122	32,348
Due five years through ten years	3,531	3,559
Due after ten years	2,336	2,591
Total	$51,682	$52,210

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2023 and December 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
As of March 31, 2023 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,449	$(1)	$—	$—	$1,449	$(1)
General obligations of U.S. states, territories and political subdivisions	2,752	(18)	—	—	2,752	(18)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	3,753	(35)	2,157	(40)	5,910	(75)
Corporate debt securities	3,941	(24)	397	(5)	4,338	(29)
Total	$11,895	$(78)	$2,554	$(45)	$14,449	$(123)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2022 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$4,322	$(7)	$—	$—	$4,322	$(7)
General obligations of U.S. states, territories and political subdivisions	3,221	(36)	—	—	3,221	(36)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	12,568	(216)	1,100	(3)	13,668	(219)
Corporate debt securities	6,498	(68)	—	—	6,498	(68)
Total	$26,609	$(327)	$1,100	$(3)	$27,709	$(330)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The decline in the estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.

Factors considered in determining whether a loss is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 45 and 51 fixed maturity securities had unrealized losses at March 31, 2023 and December 31, 2022, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded $82 thousand in impairment charges related to fixed maturity securities for the three-month period ended March 31, 2023, and had no recorded impairment charges for the three-month period ended March 31, 2022. Expenses related to impairments are recorded in net realized investment gains in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of March 31, 2023 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$23,176	$42,800
Total	$23,176	$42,800

As of December 31, 2022 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$25,278	$51,691
Total	$25,278	$51,691

Unrealized holding gains and losses are reported in the unaudited Consolidated Statements of Operations as changes in the estimated fair value of equity security investments.

Net Realized Investment Gains

Gross realized gains and losses on sales of investments for the three-month periods ended March 31, 2023 and 2022 are summarized as follows:

(in thousands)	2023	2022
Gross realized gains from securities:
Common stocks	$7,483	$1,747
Total	$7,483	$1,747
Gross realized losses from securities:
Common stocks	$(121)	$—
Write-down of securities	(82)	—
Total	$(203)	$—
Net realized gains from securities	$7,280	$1,747
Gross realized losses on other investments:
Losses on other investments	$(47)	$—
Total	$(47)	$—
Net realized investment gains	$7,233	$1,747

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause and no participation rights exist. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of March 31, 2023:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$3,862	$5,316	$5,658
Small business investment LPs	Other investments	8,619	8,400	13,980
Total		$12,481	$13,716	$19,638

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

Valuation of Financial Assets

The Financial Accounting Standards Board ("FASB") has established a valuation hierarchy for disclosure of the inputs used to measure estimated fair value of financial assets and liabilities, such as securities. This hierarchy categorizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions intended to represent market participant assumptions used to measure assets and liabilities at fair value.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of March 31, 2023 and December 31, 2022, the Company did not adjust any Level 2 fair values.

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

Notes Receivable

Notes receivable are recorded at amortized cost basis and are included in prepaid expenses and other receivables in the unaudited Consolidated Balance Sheets. The amortized cost basis is the amount at which a receivable is originated and adjusted for applicable accrued interest, accretion, or amortization of premium, discount, and net deferred fees or costs, collection of cash, writeoffs, foreign exchange, and fair value hedge accounting adjustments. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of March 31, 2023 and December 31, 2022:

As of March 31, 2023 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$1,449	$36,802	$—	$38,251
Corporate debt securities	—	13,959	—	13,959
Total	$1,449	$50,761	$—	$52,210

As of December 31, 2022 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$4,322	$38,556	$—	$42,878
Corporate debt securities	—	11,111	—	11,111
Total	$4,322	$49,667	$—	$53,989

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of March 31, 2023 and December 31, 2022:

As of March 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$29,555	$—	$—	$29,555
Accrued interest and dividends	915	—	—	915
Equity securities, at fair value:
Common stocks	42,800	—	—	42,800
Short-term investments:
Money market funds and U.S. treasury bills	105,662	—	—	105,662
Total	$178,932	$—	$—	$178,932

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$35,311	$—	$—	$35,311
Accrued interest and dividends	872	—	—	872
Equity securities, at fair value:
Common stocks	51,691	—	—	51,691
Short-term investments:
Money market funds and U.S. treasury bills	103,649	—	—	103,649
Total	$191,523	$—	$—	$191,523

The Company did not hold any Level 3 category debt or marketable equity investment securities as of March 31, 2023 or December 31, 2022.

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

Certain equity investments under the measurement alternative and notes receivable are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. There were no impairments of such investments made during the three-month period ended March 31, 2023 or the twelve-month period ended December 31, 2022. The following table presents assets measured at fair value on a non-recurring basis at the time of impairment as of March 31, 2023 and December 31, 2022:

As of March 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$9,264	$9,264
Notes receivable	—	—	2,605	2,605
Total	$—	$—	$11,869	$11,869

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$8,915	$8,915
Notes receivable	—	—	1,921	1,921
Total	$—	$—	$10,836	$10,836

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

Like-Kind Exchange Proceeds – In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company wholly owned subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $343.0 million and $432.0 million as of March 31, 2023 and December 31, 2022, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other income rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of March 31, 2023	As of December 31, 2022
Other investments	$4,652	$4,420
Premium and fees receivable	$673	$735

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended March 31,
	2023	2022
Net premiums written	$4,133	$6,584
Non-title services and other investment income	$750	$1,370
Commissions to agents	$2,753	$4,465

Note 9 – Intangible Assets, Goodwill and Title Plants

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. Management determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2023 and 2022 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Referral relationships	$8,898	$8,898
Non-compete agreements	3,155	3,155
Tradename	747	747
Total	12,800	12,800
Accumulated amortization	(5,159)	(4,814)
Identifiable intangible assets, net	$7,641	$7,986

The following table provides the estimated aggregate amortization expense, as of March 31, 2023, for each of the five succeeding fiscal years:

Year Ended (in thousands)
2023	$1,016
2024	1,178
2025	1,095
2026	1,095
2027	679
Thereafter	2,391
Total	$7,454

Goodwill and Title Plants

As of March 31, 2023, the Company recognized $9.6 million in goodwill and $1.5 million in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with FASB's Accounting Standards Codification ("ASC") 350, the Company determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2023 and 2022 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three-month periods ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$164	$36	$200
Other comprehensive income before calculations	186	111	297
Amounts reclassified from accumulated other comprehensive income	63	—	63
Net current-period other comprehensive income	249	111	360
Ending balance	$413	$147	$560

Three Months Ended March 31, 2022 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$3,370	$(144)	$3,226
Other comprehensive (loss) income before calculations	(2,181)	173	(2,008)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive (loss) income	(2,181)	173	(2,008)
Ending balance	$1,189	$29	$1,218

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three-month periods ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(82)
Total	(82)	Net realized investment gains
Tax	19	Provision for income taxes
Net of Tax	$(63)
Reclassifications for the period	$(63)

Three Months Ended March 31, 2022 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	—
Total	$—	Net realized investment gains
Tax	—	Provision for income taxes
Net of Tax	$—
Reclassifications for the period	$—

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue from contracts with customers:
Escrow and other title-related fees	$3,125	$5,064
Non-title services	5,842	2,426
Total revenue from contracts with customers	8,967	7,490
Other sources of revenue:
Net premiums written	38,966	63,125
Investment-related revenue (loss)	3,270	(1,916)
Other	140	299
Total revenues	$51,343	$68,998

Note 12 – Leases

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases.

Included in a portion of the Company's current leases is an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The lease liability recorded in the unaudited Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determines at the inception date that the lease is expected to be renewed or extended. The Company, in determining the present value of lease payments, utilizes the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields, as explicit rates of interest are not readily determinable in the lease contracts. The Company does not carry debt; thus no incremental borrowing rate was available to the Company.

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s leases follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating leases	$672	$563
Finance leases:
Amortization of lease assets	54	—
Interest on lease liabilities	7	—
Short-term leases (b)	52	67
Lease expense	$785	$630
Sub-lease income	—	—
Lease cost	$785	$630

(b)	Leases with an initial term of twelve months or less are not recorded on the unaudited Consolidated Balance Sheets.

Components of the lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Current:
Operating lease liabilities	$1,427	$1,693
Finance lease liabilities	171	218
Non-current:
Operating lease liabilities	4,708	4,401
Finance lease liabilities	520	527
Total lease liabilities	$6,826	$6,839

The future minimum lease payments for leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2023, are summarized as follows:

Year Ended (in thousands)	Operating Leases	Finance Leases	Total
2023	$1,584	$181	$1,765
2024	2,090	201	2,291
2025	1,584	171	1,755
2026	958	134	1,092
2027	266	51	317
Thereafter	50	—	50
Total undiscounted payments	$6,532	$738	$7,270
Less: present value adjustment	(397)	(47)	(444)
Lease liabilities	$6,135	$691	$6,826

Supplemental lease information is as follows:

	As of March 31, 2023	As of December 31, 2022
Weighted average remaining lease term (years)
Operating Leases	2.03	3.43
Finance Leases	3.59	3.80
Weighted average discount rate
Operating Leases	3.9%	3.9%
Finance Leases	3.7%	3.7%

The Company does not have any material pending operating or financing lease agreements that become effective in future periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Investors Title Company's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") should be read in conjunction with the following discussion since it contains information which is important for evaluating the Company's operating results and financial condition.

In addition, the Company may make forward-looking statements in the following discussion and analysis. Forward looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual results may vary. See "Safe Harbor for Forward-Looking Statements" at the end of this discussion and analysis, as well as the sections titled "Risk Factors" in Part I, Item 1A of the 2022 Form 10-K for factors that could affect forward-looking statements.

Overview

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Total revenues from the title segment accounted for 88.0% of the Company's revenues for the three-month period ended March 31, 2023.

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

Regulatory Environment

The FOMC issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. The FOMC had maintained a target range between 0.00% and 0.25% from March 2020 until March 2022, when the target federal funds rate range was increased to between 0.25% and 0.50%. The target federal funds rate range was further raised at subsequent meetings, with the FOMC's most recent change increasing the target range in May 2023 to between 5.00% and 5.25%. The FOMC has noted that it anticipates that additional increases in the target range may be appropriate. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

Real Estate Environment

The Mortgage Bankers Association's ("MBA") March 20, 2023 Mortgage Finance Forecast (“MBA Forecast”) projects 2023 purchase activity to decrease 10.5% to $1,412 billion and mortgage refinance activity to decrease 35.2% to $432 billion, resulting in a net decrease in total mortgage originations of 17.9% to $1,844 billion, all from 2022 levels. In 2022, purchase activity accounted for 70.3% of all mortgage originations and is projected in the MBA Forecast to represent 76.6% of all mortgage originations in 2023. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 6.4% and 3.8% for the three-month periods ended March 31, 2023 and 2022, respectively. Per the MBA Forecast, mortgage interest rates are projected to decrease in subsequent periods, reaching 4.4% in 2025. Due to the rapidly changing environment brought on by inflationary pressures, supply constraints, geopolitical conflicts and COVID-19, these projections and the impact of actual future developments on the Company could be subject to material change.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three-month period ended March 31, 2023, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the 2022 Form 10-K.

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenues:
Net premiums written	$38,966	$63,125
Escrow and other title-related fees	3,125	5,064
Non-title services	5,842	2,426
Interest and dividends	2,074	915
Other investment income	753	1,337
Net realized investment gains	7,233	1,747
Changes in the estimated fair value of equity security investments	(6,790)	(5,915)
Other	140	299
Total Revenues	51,343	68,998

Operating Expenses:
Commissions to agents	19,326	29,857
Provision for claims	1,068	176
Personnel expenses	20,820	21,254
Office and technology expenses	4,400	4,368
Other expenses	4,168	5,550
Total Operating Expenses	49,782	61,205

Income before Income Taxes	1,561	7,793

Provision for Income Taxes	380	1,608

Net Income	$1,181	$6,185

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written decreased 38.3% for the three-month period ended March 31, 2023 to $39.0 million, compared with $63.1 million for the same prior year period. The decrease for the three-month period ended March 31, 2023 was primarily driven by an overall decline in the level of real estate transaction volumes resulting from higher average mortgage interest rates and ongoing housing supply constraints.

Total premiums include an estimate of premiums for policies that have been issued directly and by agents, but not reported to the Company as of the balance sheet date. To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the policy effective date and the date the policies are reported. From time to time, the Company adjusts the inputs to the estimation process as reported transactions and new information becomes available. In addition to estimating revenues, the Company also estimates and accrues agent commissions, claims provision, premium taxes, income taxes, and other expenses associated with the estimated revenues that have been accrued. The Company reflects any adjustments to the accruals in the results of operations in the period in which new information becomes available.

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of premiums generated by direct and agency operations for the three-month periods ended March 31, 2023 and 2022, with certain balances for 2022 reclassified to conform to the 2023 presentation:

	Three Months Ended March 31,
(in thousands, except percentages)	2023	%	2022	%
Direct	$12,714	32.6	$22,692	35.9
Agency	26,252	67.4	40,433	64.1
Total	$38,966	100.0	$63,125	100.0

Direct Net Premiums – The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations decreased 44.0% for the three-month period ended March 31, 2023, compared with the same prior year period. The decrease for the three-month period ended March 31, 2023 was driven by an overall decline in the level of real estate transaction volumes resulting from higher average mortgage interest rates and ongoing housing supply constraints.

Agency Net Premiums – When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the underwriter. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written decreased 35.1% for the three-month period ended March 31, 2023, compared with the same prior year period. The decrease for the three-month period ended March 31, 2023 was primarily driven by an overall decline in the level of real estate transaction volumes resulting from higher average mortgage interest rates and ongoing housing supply constraints.

Following is a schedule of net premiums written for the three-month periods ended March 31, 2023 and 2022 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended March 31,
State (in thousands)	2023	2022
North Carolina	$13,783	$24,339
Texas	10,951	15,762
South Carolina	4,229	5,388
Georgia	3,547	6,972
All Others	6,627	10,894
Premiums Written	39,137	63,355
Reinsurance Assumed	—	—
Reinsurance Ceded	(171)	(230)
Net Premiums Written	$38,966	$63,125

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. Escrow and other title-related fee revenues were $3.1 million for the three-month period ended March 31, 2023, compared with $5.1 million for the same prior year period. The decrease for the three-month period ended March 31, 2023 was related to the decline in real estate transaction volume.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $5.8 million for the three-month period ended March 31, 2023, compared with $2.4 million for the same prior year period. The increase for the three-month period ended March 31, 2023 was primarily related to an increase in like-kind exchange revenues.

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

The Company’s investment strategy emphasizes after-tax income and principal preservation.  The Company’s investments are primarily in short-term investments, fixed maturity securities and equity securities.  The average effective maturity of the majority of the fixed maturity securities is less than 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable or tax-exempt fixed maturity securities and equity securities.  The Company also invests in short-term investments that typically include money market funds, U.S. Treasury bills, commercial paper and certificates of deposit. The Company strives to maintain a high quality investment portfolio. Since 2022, the Company has been purchasing higher levels of short-term investments to take advantage of elevated short-term interest rates during this period of uncertainty in the investment market.

Interest and dividends were $2.1 million for the three-month period ended March 31, 2023, compared with $915 thousand for the same prior year period. Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investments that meet the Company's investment policy. The increase for the three-month period ended March 31, 2023 was primarily related to an increase in interest received in conjunction with higher interest rates and levels of short-term investments.

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

Other investment income was $753 thousand for the three-month period ended March 31, 2023, compared $1.3 million for the same prior year period. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and/or distributions received.

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

The net realized investment gains were $7.2 million for the three-month period ended March 31, 2023, compared with $1.7 million for the same prior year period. The Company recorded impairment charges of $82 thousand on certain fixed maturity securities where the intent to hold had changed in the three-month period ended March 31, 2023. There were no impairment charges recorded in the three-month period ended March 31, 2022. Management believes unrealized losses on the remaining fixed maturity securities at March 31, 2023 are not credit related.

The securities in the Company’s investment portfolio are subject to economic conditions and market risks.  The Company considers relevant facts and circumstances in evaluating whether a credit or interest-related impairment of a fixed maturity security has occurred.  Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.

There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment exists. These risks and uncertainties include the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the characteristics of that issuer; the risk that information obtained by the Company or changes in other facts and circumstances leads management to change its intent to sell the fixed maturity security; and the risk that management is making decisions based on inaccurate information in the financial statements provided by the issuers.

Changes in the Estimated Fair Value of Equity Security Investments

Changes in the estimated fair value of equity security investments were $(6.8) million for the three-month period ended March 31, 2023, compared with $(5.9) million for the same prior year period. Such fluctuations are typically the result of changes in general market conditions during the respective periods, however, the sale of appreciated investment securities during the current year period resulted in a reduction in unrealized gains as they were reclassified to net realized investment gains, which is not indicative of a decline in estimated fair value.

Other Revenues

Other revenues primarily include miscellaneous income and gains and losses on the disposal of fixed assets and real estate. Other revenues were $140 thousand for the three-month period ended March 31, 2023, compared with $299 thousand for the same prior year period.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses decreased 18.7% for the three-month period ended March 31, 2023, compared with the same prior year period. The decrease for the three-month period ended March 31, 2023 was primarily due to a decline in commissions to agents commensurate with the decrease in agent premium volume, partially offset by an increase in the provision for claims.

Following is a summary of the Company's operating expenses for the three-month periods ended March 31, 2023 and 2022. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(in thousands, except percentages)	2023	%	2022	%
Title Insurance	$47,118	94.6	$58,487	95.6
All Other	2,664	5.4	2,718	4.4
Total	$49,782	100.0	$61,205	100.0

On a combined basis, the after-tax profit margin was 2.3% for the three-month period ended March 31, 2023, compared with 9.0% for the same prior year period. The decrease for the three-month period ended March 31, 2023 was due to the decline in total revenues outpacing the decline in total expenses. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $20.8 million for the three-month period ended March 31, 2023, compared with $21.3 million for the same prior year period. On a consolidated basis, personnel expenses as a percentage of total revenues were 40.6% for the three-month period ended March 31, 2023, compared with 30.8% for the same prior year period. The decrease in personnel expenses for the three-month period ended March 31, 2023 was primarily due to reductions in incentive compensation.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $4.4 million for both three-month periods ended March 31, 2023 and 2022.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $4.2 million for the three-month period ended March 31, 2023, compared with $5.6 million for the same prior year period. The decrease for the three-month period ended March 31, 2023 was primarily related to decreases in title and service fees, premium-related taxes and licensing, partially offset by an increase in business development expenses.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents decreased 35.3% for the three-month period ended March 31, 2023, compared with the same prior year period. Commission expense as a percentage of net premiums written by agents was 73.6% for the three-month period ended March 31, 2023, compared with 73.8% for the same prior year period. The change in commission expense was primarily related to the decrease in agent premium volume. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims increased $892 thousand for the three-month period ended March 31, 2023, compared with the same prior year period. The provision for claims as a percentage of net premiums written was 2.7% for the three-month period ended March 31, 2023, compared with 0.3% for the same prior year period. The increase in the provision for claims for the three-month period ended March 31, 2023 was primarily due to a lower level of favorable loss development in the current year period.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $1.3 million and $564 thousand for the three-month periods ended March 31, 2023 and 2022, respectively.

At March 31, 2023, the total reserve for claims was $36.9 million. Of that total, approximately $3.1 million was reserved for specific claims, and approximately $33.8 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $380 thousand for the three-month period ended March 31, 2023, compared with $1.6 million for the same prior year period. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 24.3% for the three-month period ended March 31, 2023, compared with 20.6% for the same prior year period. The effective income tax rates for both 2023 and 2022 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effects of state taxes and tax-exempt income. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through March 31, 2023 will be realized. However, this judgment could be impacted by further market fluctuations.

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

Cash Flows – Net cash flows (used in) provided by operating activities were $(13.1) million and $1.3 million for the three-month periods ended March 31, 2023 and 2022, respectively. Cash flows (used in) provided by operating activities differ from net income due to adjustments for non-cash items, such as changes in the estimated fair value of equity security investments, gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. Net cash was provided by investing activities for the three-month period ended March 31, 2023, compared with net cash being used in investing activities in the prior year period, due primarily to a current period increase in net proceeds from investment sales and maturities of short-term investments and equity securities.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of March 31, 2023, the Company held cash and cash equivalents of $29.6 million, short-term investments of $105.7 million, available-for-sale fixed maturity securities of $52.2 million and equity securities of $42.8 million. The net effect of all activities on total cash and cash equivalents was a decrease of $5.8 million in 2023. Beginning in late 2022, ongoing evaluation of changing business and financial market conditions led to portions of cash flow from operations, and certain amounts resulting from sales and maturities in the company’s investment portfolio, to be invested in short-term investments to take advantage of elevated short-term interest rates.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of March 31, 2023, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, with ongoing inflationary pressures, the ongoing military conflict between Russia and Ukraine, and any continued impact of COVID-19, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is carefully monitoring inflation, the conflict in Ukraine, the COVID-19 situation, and other trends that could potentially result in material adverse liquidity changes, and will continually assess its capital allocation strategy, including decisions relating to payment of dividends, repurchasing the Company’s common stock and/or conserving cash.

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  The Company did not purchase any shares in the three-month periods ended March 31, 2023 and 2022. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market prices of the Company's common stock, the Company's available cash and the existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $2.3 million for the three-month period ended March 31, 2023. In 2023, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations - As of March 31, 2023, the Company had a claims reserve totaling $36.9 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at March 31, 2023 and December 31, 2022, were $15.0 million, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases. Included in a portion of the Company's current leases is an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year after 2023 is $5.5 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $343.0 million and $432.0 million as of March 31, 2023 and December 31, 2022, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

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

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the SEC. For more details on factors that could affect expectations, see the 2022 Form 10-K, including under the heading "Risk Factors." The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider the possibility that actual results may differ materially from our forward-looking statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A of the Company’s 2022 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. No repurchases of the Company’s common stock under the plan were conducted during the quarter ended March 31, 2023. As of March 31, 2023, there was authority remaining under the plan to purchase up to an aggregate of 427,216 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

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

Dated:  May 9, 2023