Form 10-Q
period 2023-06-30
INVESTORS TITLE CO
filed 2023-08-09
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 27, 2023, there were 1,890,623 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2023 and December 31, 2022
(in thousands)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$26,184	$35,311
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: June 30, 2023: $58,423; December 31, 2022: $53,775)	58,452	53,989
Equity securities, at fair value (cost: June 30, 2023: $19,282; December 31, 2022: $25,278)	34,081	51,691
Short-term investments	114,857	103,649
Other investments	19,779	18,368
Total investments	227,169	227,697

Premiums and fees receivable	17,211	19,047
Accrued interest and dividends	949	872
Prepaid expenses and other receivables	11,523	11,095
Property, net	21,197	17,785
Goodwill and other intangible assets, net	16,927	17,611
Lease assets	6,830	6,707
Other assets	2,491	2,458
Current income taxes recoverable	—	1,174
Total Assets	$330,481	$339,757

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$36,865	$37,192
Accounts payable and accrued liabilities	33,923	47,050
Lease liabilities	7,049	6,839
Current income taxes payable	586	—
Deferred income taxes, net	4,805	7,665
Total liabilities	83,228	98,746

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,891 and 1,897 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	247,092	240,811
Accumulated other comprehensive income	161	200
Total stockholders' equity	247,253	241,011
Total Liabilities and Stockholders’ Equity	$330,481	$339,757

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2023 and 2022
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net premiums written	$44,005	$69,626	$82,971	$132,751
Escrow and other title-related fees	4,604	6,247	8,259	11,325
Non-title services	4,565	2,798	9,877	5,210
Interest and dividends	2,150	911	4,224	1,826
Other investment income	1,648	1,106	2,401	2,443
Net investment gains (losses)	1,092	(10,134)	1,535	(14,302)
Other	250	348	390	647
Total Revenues	58,314	70,902	109,657	139,900

Operating Expenses:
Commissions to agents	20,603	33,826	39,929	63,683
Provision for claims	991	1,310	2,059	1,486
Personnel expenses	18,548	20,898	39,368	42,152
Office and technology expenses	4,513	4,288	8,913	8,656
Other expenses	3,813	7,627	7,981	13,177
Total Operating Expenses	48,468	67,949	98,250	129,154

Income before Income Taxes	9,846	2,953	11,407	10,746

Provision for Income Taxes	2,261	674	2,641	2,282

Net Income	$7,585	$2,279	$8,766	$8,464

Basic Earnings per Common Share	$4.00	$1.20	$4.62	$4.46

Weighted Average Shares Outstanding – Basic	1,895	1,897	1,896	1,897

Diluted Earnings per Common Share	$4.00	$1.20	$4.62	$4.45

Weighted Average Shares Outstanding – Diluted	1,896	1,899	1,896	1,900

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2023 and 2022
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$7,585	$2,279	$8,766	$8,464
Other comprehensive loss, before income tax:
Accumulated postretirement benefit obligation adjustment	(7)	(8)	134	211
Net unrealized losses on investments arising during the period	(530)	(1,178)	(297)	(3,942)
Reclassification adjustment for sale of securities included in net income	—	46	—	46
Reclassification adjustment for write-down of securities included in net income	30	127	112	127
Other comprehensive loss, before income tax	(507)	(1,013)	(51)	(3,558)
Income tax (benefit) expense related to postretirement health benefits	(2)	(2)	28	44
Income tax benefit related to net unrealized losses on investments arising during the period	(113)	(252)	(66)	(835)
Income tax expense related to reclassification adjustment for sale of securities included in net income	—	10	—	10
Income tax expense related to reclassification adjustment for write-down of securities included in net income	7	29	26	29
Net income tax benefit on other comprehensive loss	(108)	(215)	(12)	(752)
Other comprehensive loss	(399)	(798)	(39)	(2,806)
Comprehensive Income	$7,186	$1,481	$8,727	$5,658

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2023 and 2022
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2022	1,897	$—	$231,274	$1,218	$232,492
Net income			2,279		2,279
Dividends paid ($0.46 per share)			(872)		(872)
Share-based compensation expense related to stock appreciation rights			78		78
Accumulated postretirement benefit obligation adjustment				(6)	(6)
Net unrealized loss on investments				(792)	(792)
Balance, June 30, 2022	1,897	$—	$232,759	$420	$233,179

Balance, March 31, 2023	1,898	$—	$241,278	$560	$241,838
Net income			7,585		7,585
Dividends paid ($0.46 per share)			(873)		(873)
Repurchases of common stock	(7)		(959)		(959)
Share-based compensation expense related to stock appreciation rights			61		61
Accumulated postretirement benefit obligation adjustment				(5)	(5)
Net unrealized loss on investments				(394)	(394)
Balance, June 30, 2023	1,891	$—	$247,092	$161	$247,253

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	1,895	$—	$225,861	$3,226	$229,087
Net income			8,464		8,464
Dividends paid ($0.92 per share)			(1,745)		(1,745)
Exercise of stock appreciation rights	2		(1)		(1)
Share-based compensation expense related to stock appreciation rights			180		180
Accumulated postretirement benefit obligation adjustment				167	167
Net unrealized loss on investments				(2,973)	(2,973)
Balance, June 30, 2022	1,897	$—	$232,759	$420	$233,179

Balance, December 31, 2022	1,897	$—	$240,811	$200	$241,011
Net income			8,766		8,766
Dividends paid ($0.92 per share)			(1,746)		(1,746)
Repurchases of common stock	(7)		(959)		(959)
Exercise of stock appreciation rights	1		—		—
Share-based compensation expense related to stock appreciation rights			220		220
Accumulated postretirement benefit obligation adjustment				106	106
Net unrealized loss on investments				(145)	(145)
Balance, June 30, 2023	1,891	$—	$247,092	$161	$247,253

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$8,766	$8,464
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,307	1,109
(Accretion) Amortization of investments, net	(1,704)	310
Amortization of other intangible assets, net	657	653
Share-based compensation expense related to stock appreciation rights	220	180
Net gain on disposals of property	(53)	(36)
Net investment (gains) losses	(1,535)	14,302
Net earnings from other investments	(2,087)	(1,918)
Provision for claims	2,059	1,486
Benefit for deferred income taxes	(2,848)	(3,708)
Changes in assets and liabilities:
Decrease (increase) in premium and fees receivable	1,836	(2,424)
Increase in other assets	(511)	(1,171)
Increase in lease assets	(123)	(1,359)
Decrease (increase) in current income taxes receivable	1,174	(390)
Decrease in accounts payable and accrued liabilities	(12,993)	(3,613)
Increase in lease liabilities	210	1,375
Increase (decrease) in current income taxes payable	586	(3,329)
Payments of claims, net of recoveries	(2,386)	(1,637)
Net cash (used in) provided by operating activities	(7,425)	8,294

Investing Activities
Purchases of fixed maturities	(10,963)	(350)
Purchases of equity securities	(6,006)	(1,146)
Purchases of short-term investments	(81,202)	(47,890)
Purchases of other investments	(1,095)	(939)
Purchases of subsidiary, net of cash	—	(4,927)
Proceeds from sales and maturities of fixed maturity securities	6,212	14,496
Proceeds from sales of equity securities	25,378	9,378
Proceeds from sales and maturities of short-term investments	71,688	22,509
Proceeds from sales and distributions of other investments	1,657	3,054
Purchases of property	(5,017)	(2,452)
Proceeds from the sale of property	351	37
Net cash provided by (used in) investing activities	1,003	(8,230)

Financing Activities
Repurchases of common stock	(959)	—
Exercise of stock appreciation rights	—	(1)
Dividends paid	(1,746)	(1,745)
Net cash used in financing activities	(2,705)	(1,746)

Net Decrease in Cash and Cash Equivalents	(9,127)	(1,682)
Cash and Cash Equivalents, Beginning of Period	35,311	37,168
Cash and Cash Equivalents, End of Period	$26,184	$35,486

Consolidated Statements of Cash Flows, continued
	Six Months Ended June 30,
	2023	2022
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$3,729	$9,709
Non-Cash Investing and Financing Activities:
Non-cash net unrealized loss on investments, net of deferred tax benefit of $40 and $835 for June 30, 2023 and 2022, respectively	$145	$2,973
Adjustments to postretirement benefits obligation, net of deferred tax expense of $(28) and $(44) for June 30, 2023 and 2022, respectively	$(106)	$(167)

Changes in Financial Statement Amounts Related to Purchase of Subsidiaries, Net of Cash Received:
Goodwill and other intangibles acquired	$—	$(3,028)
Title plant acquired	—	(500)
Prepaid and other assets acquired	—	(77)
Fixed assets acquired	—	(1,322)
Purchase of subsidiary, net of cash received	$—	$(4,927)

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2023 or any other interim period.

Reclassifications – Certain amounts have been reclassified for consistency with the current period presentation. The reclassifications were between revenue lines of the unaudited Consolidated Statements of Operations. These reclassifications are not considered an accounting change and had no effect on the reported results of operations.

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

Note 2 – Reserve for Claims

Activity in the reserve for claims for the six-month period ended June 30, 2023 and the year ended December 31, 2022 are summarized as follows:

(in thousands)	June 30, 2023	December 31, 2022
Balance, beginning of period	$37,192	$36,754
Provision charged to operations	2,059	4,255
Payments of claims, net of recoveries	(2,386)	(3,817)
Balance, end of period	$36,865	$37,192

The total reserve for all reported and unreported losses the Company incurred through June 30, 2023 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through June 30, 2023. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	June 30, 2023	%	December 31, 2022	%
Known title claims	$3,034	8.2	$3,250	8.7
IBNR	33,831	91.8	33,942	91.3
Total reserve for claims	$36,865	100.0	$37,192	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income	$7,585	$2,279	$8,766	$8,464
Weighted average common shares outstanding – Basic	1,895	1,897	1,896	1,897
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	1	2	—	3
Weighted average common shares outstanding – Diluted	1,896	1,899	1,896	1,900
Basic earnings per common share	$4.00	$1.20	$4.62	$4.46
Diluted earnings per common share	$4.00	$1.20	$4.62	$4.45

There were 17 thousand and 13 thousand potential shares excluded from the computation of diluted earnings per share for the three-month periods ended June 30, 2023 and 2022, respectively, due to the out-of-the-money status of the related share-based awards. There were 24 thousand and 13 thousand potential shares excluded from the computation of diluted earnings per share for the six-month periods ended June 30, 2023 and 2022, respectively, due to the out-of-the-money status of the related share-based awards.

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

As of June 30, 2023, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	35	$150.36	3.96	$1,643
SARs granted	10	155.16
SARs exercised	(6)	94.44
Outstanding as of December 31, 2022	39	$159.39	4.10	$243
SARs granted	5	142.88
SARs exercised	(2)	93.87
Outstanding as of June 30, 2023	42	$160.83	4.19	$127

Exercisable as of June 30, 2023	30	$168.30	3.57	$84

Unvested as of June 30, 2023	12	$142.46	5.71	$43

During the second quarter of 2023, the Company issued 4 thousand share-settled SARs to directors of the Company. During the second quarter of 2022, the Company issued 5 thousand share-settled SARs to directors of the Company. During the first quarter of 2023, the Company issued 1 thousand share-settled SARs to a non-executive employee of the Company. There were no such first quarter issuances in 2022. The fair value of each award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair value for the SARs issued during 2023 and 2022 were $55.52 and $69.64, respectively, and were estimated using the weighted average assumptions shown in the table below:

	2023			2022
Expected Life in Years	6.2	-	7.0	7.0
Volatility	36.6%			35.0%
Interest Rate	3.7%			2.9%
Yield Rate	1.2%			0.1%

There was approximately $220 thousand and $180 thousand of compensation expense relating to SARs vesting on or before June 30, 2023 and 2022, respectively, included in personnel expenses in the unaudited Consolidated Statements of Operations. As of June 30, 2023, there was $611 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended June 30, 2023 and 2022:

Three Months Ended June 30, 2023 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$54,034	$5,081	$(5,691)	$53,424
Net investment income	4,052	838	—	4,890
Total revenues	$58,086	$5,919	$(5,691)	$58,314
Operating expenses	51,161	2,825	(5,518)	48,468
Income before income taxes	$6,925	$3,094	$(173)	$9,846
Total assets	$236,185	$94,296	$—	$330,481

Three Months Ended June 30, 2022 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$83,478	$3,242	$(7,701)	$79,019
Net investment loss	(7,084)	(1,033)	—	(8,117)
Total revenues	$76,394	$2,209	$(7,701)	$70,902
Operating expenses	72,234	3,265	(7,550)	67,949
Income (loss) before income taxes	$4,160	$(1,056)	$(151)	$2,953
Total assets	$249,160	$76,032	$—	$325,192

Six Months Ended June 30, 2023 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$100,200	$10,824	$(9,527)	$101,497
Net investment income	6,579	1,581	—	8,160
Total revenues	$106,779	$12,405	$(9,527)	$109,657
Operating expenses	101,885	5,548	(9,183)	98,250
Income before income taxes	$4,894	$6,857	$(344)	$11,407
Total assets	$236,185	$94,296	$—	$330,481

Six Months Ended June 30, 2022 (in thousands)	Title Insurance	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$156,543	$5,979	$(12,589)	$149,933
Net investment loss	(8,661)	(1,372)	—	(10,033)
Total revenues	$147,882	$4,607	$(12,589)	$139,900
Operating expenses	135,422	6,018	(12,286)	129,154
Income (loss) before income taxes	$12,460	$(1,411)	$(303)	$10,746
Total assets	$249,160	$76,032	$—	$325,192

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $15.1 million and $15.0 million as of June 30, 2023 and December 31, 2022, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Service cost – benefits earned during the year	$—	$—	$—	$—
Interest cost on the projected benefit obligation	10	8	20	14
Amortization of unrecognized gain	(7)	(4)	(14)	(4)
Net periodic benefit cost	$3	$4	$6	$10

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of June 30, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$1,938	$—	$(8)	$1,930
General obligations of U.S. states, territories and political subdivisions	8,298	3	(71)	8,230
Special revenue issuer obligations of U.S. states, territories and political subdivisions	27,011	56	(120)	26,947
Corporate debt securities	21,176	359	(190)	21,345
Total	$58,423	$418	$(389)	$58,452

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$4,329	$—	$(7)	$4,322
General obligations of U.S. states, territories and political subdivisions	8,561	21	(36)	8,546
Special revenue issuer obligations of U.S. states, territories and political subdivisions	30,123	106	(219)	30,010
Corporate debt securities	10,762	417	(68)	11,111
Total	$53,775	$544	$(330)	$53,989

The special revenue category for both periods presented includes approximately 30 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at June 30, 2023 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,422	$17,422
Due one year through five years	31,178	31,070
Due five years through ten years	8,993	8,902
Due after ten years	830	1,058
Total	$58,423	$58,452

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2023 and December 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
As of June 30, 2023 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$2	$(8)	$—	$—	$2	$(8)
General obligations of U.S. states, territories and political subdivisions	6,939	(69)	101	(2)	7,040	(71)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	7,196	(48)	3,893	(72)	11,089	(120)
Corporate debt securities	15,126	(187)	248	(3)	15,374	(190)
Total	$29,263	$(312)	$4,242	$(77)	$33,505	$(389)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2022 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$4,322	$(7)	$—	$—	$4,322	$(7)
General obligations of U.S. states, territories and political subdivisions	3,221	(36)	—	—	3,221	(36)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	12,568	(216)	1,100	(3)	13,668	(219)
Corporate debt securities	6,498	(68)	—	—	6,498	(68)
Total	$26,609	$(327)	$1,100	$(3)	$27,709	$(330)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.

Factors considered in determining whether a loss is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 83 and 51 fixed maturity securities had unrealized losses at June 30, 2023 and December 31, 2022, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded $112 thousand in impairment charges related to fixed maturity securities for the six-month period ended June 30, 2023 and had $127 thousand recorded in impairment charges for the six-month period ended June 30, 2022. Expenses related to impairments are recorded in net investment gains (losses) in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of June 30, 2023 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$19,282	$34,081
Total	$19,282	$34,081

As of December 31, 2022 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$25,278	$51,691
Total	$25,278	$51,691

Unrealized holding gains and losses are recorded net in net investment gains (losses) in the unaudited Consolidated Statements of Operations.

Net Investment Gains (Losses)

Gross realized gains and losses on sales of investments and unrealized holding gains and losses for the three and six-months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Gross realized gains from securities:
Common stocks	$6,217	$2,809	$13,700	$4,556
Total	$6,217	$2,809	$13,700	$4,556
Gross realized losses from securities:
Corporate debt securities	$—	$(46)	$—	$(46)
Common stocks	(202)	(189)	(323)	(189)
Write-down of securities	(30)	(127)	(112)	(127)
Total	$(232)	$(362)	$(435)	$(362)
Net realized gains from securities	$5,985	$2,447	$13,265	$4,194
Gross realized gains (losses) on other investments:
Losses on other investments	$(69)	$(409)	$(116)	$(409)
Total	$(69)	$(409)	$(116)	$(409)
Net realized investment gains	$5,916	$2,038	$13,149	$3,785
Changes in the estimated fair value of equity security investments	$(4,824)	$(12,172)	$(11,614)	$(18,087)
Net investment gains (losses)	$1,092	$(10,134)	$1,535	$(14,302)

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause and no participation rights exist. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of June 30, 2023:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$4,425	$4,720	$5,658
Small business investment LPs	Other investments	8,838	9,063	13,080
Total		$13,263	$13,783	$18,738

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of June 30, 2023 and December 31, 2022, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of June 30, 2023 and December 31, 2022:

As of June 30, 2023 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$1,930	$35,177	$—	$37,107
Corporate debt securities	—	21,345	—	21,345
Total	$1,930	$56,522	$—	$58,452

As of December 31, 2022 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$4,322	$38,556	$—	$42,878
Corporate debt securities	—	11,111	—	11,111
Total	$4,322	$49,667	$—	$53,989

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of June 30, 2023 and December 31, 2022:

As of June 30, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$26,184	$—	$—	$26,184
Accrued interest and dividends	949	—	—	949
Equity securities, at fair value:
Common stocks	34,081	—	—	34,081
Short-term investments:
Money market funds and U.S. Treasury bills	114,857	—	—	114,857
Total	$176,071	$—	$—	$176,071

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$35,311	$—	$—	$35,311
Accrued interest and dividends	872	—	—	872
Equity securities, at fair value:
Common stocks	51,691	—	—	51,691
Short-term investments:
Money market funds and U.S. Treasury bills	103,649	—	—	103,649
Total	$191,523	$—	$—	$191,523

The Company did not hold any Level 3 category debt or marketable equity investment securities as of June 30, 2023 or December 31, 2022.

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

Certain equity investments under the measurement alternative and notes receivable are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. There were no impairments of such investments made during the six-month period ended June 30, 2023 or the twelve-month period ended December 31, 2022. The following table presents assets measured at fair value on a non-recurring basis at the time of impairment as of June 30, 2023 and December 31, 2022:

As of June 30, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$9,300	$9,300
Notes receivable	—	—	2,476	2,476
Total	$—	$—	$11,776	$11,776

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$8,915	$8,915
Notes receivable	—	—	1,921	1,921
Total	$—	$—	$10,836	$10,836

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

Escrow and Trust Deposits – As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, escrow funds received under escrow agreements, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchanges Proceeds – In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company wholly owned subsidiary, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $232.2 million and $432.0 million as of June 30, 2023 and December 31, 2022, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other income rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of June 30, 2023	As of December 31, 2022
Other investments	$5,447	$4,420
Premium and fees receivable	$876	$735

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net premiums written	$6,274	$7,402	$10,407	$13,986
Non-title services and other investment income	$1,747	$886	$2,497	$2,256
Commissions to agents	$4,093	$5,067	$6,846	$9,532

Note 9 – Intangible Assets, Goodwill and Title Plants

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions, all Level 3 inputs, are principally based on values obtained from an independent third-party valuation service. Management determined that no events or changes in circumstances occurred during the six-month periods ended June 30, 2023 and 2022 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of June 30, 2023	As of December 31, 2022
Referral relationships	$8,898	$8,898
Non-compete agreements	3,155	3,155
Tradename	747	747
Total	12,800	12,800
Accumulated amortization	(5,498)	(4,814)
Identifiable intangible assets, net	$7,302	$7,986

The following table provides the estimated aggregate amortization expense, as of June 30, 2023, for each of the five succeeding fiscal years:

Year Ended (in thousands)
2023	$677
2024	1,178
2025	1,095
2026	1,095
2027	679
Thereafter	2,391
Total	$7,115

Goodwill and Title Plants

As of June 30, 2023, the Company recognized $9.6 million in goodwill and $1.5 million in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with FASB's Accounting Standards Codification ("ASC") 350, the Company determined that no events or changes in circumstances occurred during the six-month periods ended June 30, 2023 and 2022 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three- and six-month periods ended June 30, 2023 and 2022:

Three Months Ended June 30, 2023 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at March 31	$413	$147	$560
Other comprehensive loss before calculations	(417)	(5)	(422)
Amounts reclassified from accumulated other comprehensive income	23	—	23
Net current-period other comprehensive loss	(394)	(5)	(399)
Ending balance	$19	$142	$161

Three Months Ended June 30, 2022 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at March 31	$1,189	$29	$1,218
Other comprehensive loss before calculations	(926)	(6)	(932)
Amounts reclassified from accumulated other comprehensive income	134	—	134
Net current-period other comprehensive loss	(792)	(6)	(798)
Ending balance	$397	$23	$420

Six Months Ended June 30, 2023 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$164	$36	$200
Other comprehensive (loss) income before calculations	(231)	106	(125)
Amounts reclassified from accumulated other comprehensive income	86	—	86
Net current-period other comprehensive (loss) income	(145)	106	(39)
Ending balance	$19	$142	$161

Six Months Ended June 30, 2022 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$3,370	$(144)	$3,226
Other comprehensive (loss) income before calculations	(3,107)	167	(2,940)
Amounts reclassified from accumulated other comprehensive income	134	—	134
Net current-period other comprehensive (loss) income	(2,973)	167	(2,806)
Ending balance	$397	$23	$420

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three- and six-month periods ended June 30, 2023 and 2022:

Three Months Ended June 30, 2023 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(30)
Total	$(30)	Net investment gains (losses)
Tax	7	Provision for income taxes
Net of Tax	$(23)
Reclassifications for the period	$(23)

Three Months Ended June 30, 2022 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized loss on investments	$(46)
Write-down of securities	(127)
Total	$(173)	Net investment gains (losses)
Tax	39	Provision for income taxes
Net of Tax	$(134)
Reclassifications for the period	$(134)

Six Months Ended June 30, 2023 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(112)
Total	$(112)	Net investment gains (losses)
Tax	26	Provision for income taxes
Net of Tax	$(86)
Reclassifications for the period	$(86)

Six Months Ended June 30, 2022 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized loss on investments	$(46)
Write-down of securities	(127)
Total	$(173)	Net investment gains (losses)
Tax	39	Provision for income taxes
Net of Tax	$(134)
Reclassifications for the period	$(134)

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue from contracts with customers:
Escrow and other title-related fees	$4,604	$6,247	$8,259	$11,325
Non-title services	4,565	2,798	9,877	5,210
Total revenue from contracts with customers	9,169	9,045	18,136	16,535
Other sources of revenue:
Net premiums written	44,005	69,626	82,971	132,751
Investment-related revenue (loss)	4,890	(8,117)	8,160	(10,033)
Other	250	348	390	647
Total revenues	$58,314	$70,902	$109,657	$139,900

Note 12 – Leases

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases.

Included in a portion of the Company's current leases is an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The lease liability recorded in the unaudited Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the inception date that the lease was expected to be renewed or extended. The Company, in determining the present value of lease payments, utilized the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields, as explicit rates of interest were not readily determinable in the lease contracts. The Company does not carry debt; thus no incremental borrowing rate was available to the Company.

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s leases follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating leases	$721	$616	$1,393	$1,179
Finance leases:
Amortization of lease assets	54	—	108	—
Interest on lease liabilities	6	—	13	—
Short-term leases (b)	18	46	70	113
Lease expense	$799	$662	$1,584	$1,292
Sub-lease income	—	—	—	—
Lease cost	$799	$662	$1,584	$1,292

(b)	Leases with an initial term of twelve months or less are not recorded on the unaudited Consolidated Balance Sheets.

Components of the operating lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of June 30, 2023	As of December 31, 2022
Current:
Operating lease liabilities	$1,209	$1,693
Finance lease liabilities	115	218
Non-current:
Operating lease liabilities	5,202	4,401
Finance lease liabilities	523	527
Total lease liabilities	$7,049	$6,839

The future minimum lease payments for leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2023, are summarized as follows:

Year Ended (in thousands)	Operating Leases	Finance Leases	Total
2023	$1,320	$121	$1,441
2024	2,197	202	2,399
2025	1,684	171	1,855
2026	1,067	134	1,201
2027	337	51	388
Thereafter	214	—	214
Total undiscounted payments	$6,819	$679	$7,498
Less: present value adjustment	(408)	(41)	(449)
Lease liabilities	$6,411	$638	$7,049

Supplemental lease information is as follows:

	As of June 30, 2023	As of December 31, 2022
Weighted average remaining lease term (years)
Operating Leases	3.29	3.43
Finance Leases	3.39	3.80
Weighted average discount rate
Operating Leases	3.9%	3.9%
Finance Leases	3.7%	3.7%

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

Overview

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Total revenues from the title segment accounted for 89.2% of the Company's revenues for the six-month period ended June 30, 2023.

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

Business Trends and Recent Conditions
The housing market is heavily influenced by government policies and overall economic conditions. Regulatory reform and initiatives by various governmental agencies, including the Federal Reserve's monetary policy and other regulatory changes, could impact lending standards or the processes and procedures used by the Company. The current real estate environment, including interest rates and general economic activity, typically influence the demand for real estate. Changes in either of these areas, in addition to any inventory constraints or volatility in the cost and availability of building materials, could impact the Company's results of operations in future periods.

The current period of inflation, as well as ongoing geopolitical conflicts, including the military conflict between Russia and Ukraine, has created additional volatile market conditions and uncertainties in the global economy. These events have impacted and could continue to impact the Company in a number of ways including, but not limited to, future fluctuations in the Company's investment portfolio and potential decreases in net premiums written. The Federal Open Market Committee (“FOMC”) of the Federal Reserve has been highly attentive to the risks that these events have created, and in response has raised the target federal funds rate at recent meetings. Although the federal funds rate does not directly impact mortgage interest rates, it can have a significant influence as lenders pass on the costs of rate increases to consumers. Higher mortgage interest rates have impacted the demand and pricing of real estate.

COVID-19 could continue to affect the Company in a number of ways including, but not limited to, the impact of employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, potential decreases in net premiums written in the future, and future fluctuations in the Company's investment portfolio.

Regulatory Environment

The FOMC issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. The FOMC had maintained a target range between 0.00% and 0.25% from March 2020 until March 2022, when the target federal funds rate range was increased to between 0.25% and 0.50%. The target federal funds rate range was further raised at subsequent meetings, with the FOMC's most recent change increasing the target range in July 2023 to between 5.25% and 5.50%. The FOMC will continue to closely monitor incoming information and it is possible that additional increases in the target range may be appropriate. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

Real Estate Environment

The Mortgage Bankers Association's ("MBA") July 20, 2023 Mortgage Finance Forecast (“MBA Forecast”) projects 2023 purchase activity to decrease 11.9% to $1,391 billion and mortgage refinance activity to decrease 44.8% to $368 billion, resulting in a net decrease in total mortgage originations of 21.6% to $1,759 billion, all from 2022 levels. In 2022, purchase activity accounted for 70.3% of all mortgage originations and is projected in the MBA Forecast to represent 79.1% of all mortgage originations in 2023. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 6.4% and 4.5% for the six-month periods ended June 30, 2023 and 2022, respectively. Per the MBA Forecast, mortgage interest rates are projected to decrease in subsequent periods, reaching 4.6% in 2025. Due to the rapidly changing environment brought on by inflationary pressures, inventory constraints, geopolitical conflicts and COVID-19, these projections and the impact of actual future developments on the Company could be subject to material change.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the six-month period ended June 30, 2023, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the 2022 Form 10-K.

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three- and six-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenues:
Net premiums written	$44,005	$69,626	$82,971	$132,751
Escrow and other title-related fees	4,604	6,247	8,259	11,325
Non-title services	4,565	2,798	9,877	5,210
Interest and dividends	2,150	911	4,224	1,826
Other investment income	1,648	1,106	2,401	2,443
Net investment gains (losses)	1,092	(10,134)	1,535	(14,302)
Other	250	348	390	647
Total Revenues	58,314	70,902	109,657	139,900

Operating Expenses:
Commissions to agents	20,603	33,826	39,929	63,683
Provision for claims	991	1,310	2,059	1,486
Personnel expenses	18,548	20,898	39,368	42,152
Office and technology expenses	4,513	4,288	8,913	8,656
Other expenses	3,813	7,627	7,981	13,177
Total Operating Expenses	48,468	67,949	98,250	129,154

Income before Income Taxes	9,846	2,953	11,407	10,746

Provision for Income Taxes	2,261	674	2,641	2,282

Net Income	$7,585	$2,279	$8,766	$8,464

Certain amounts have been reclassified for consistency with the current period presentation. The reclassifications were between revenue lines of the unaudited Consolidated Statements of Operations. These reclassifications are not considered an accounting change and had no effect on the reported results of operations.

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written decreased 36.8% and 37.5% for the three- and six-month periods ended June 30, 2023 to $44.0 million and $83.0 million, respectively, compared with $69.6 million and $132.8 million for the same prior year periods. The decreases for the three- and six-month periods ended June 30, 2023 were attributable to an overall decline in the level of real estate transaction volumes resulting from higher average mortgage interest rates and ongoing housing inventory constraints.

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

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of premiums generated by direct and agency operations for the three- and six-month periods ended June 30, 2023 and 2022, with certain balances for 2022 reclassified to conform to the 2023 presentation:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	%	2022	%	2023	%	2022	%
Direct	$15,776	35.9	$24,642	35.4	$28,490	34.3	$47,334	35.7
Agency	28,229	64.1	44,984	64.6	54,481	65.7	85,417	64.3
Total	$44,005	100.0	$69,626	100.0	$82,971	100.0	$132,751	100.0

Direct Net Premiums – The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations decreased 36.0% and 39.8% for the three- and six-month periods ended June 30, 2023, respectively, compared with the same prior year periods. The decreases for the three- and six-month periods ended June 30, 2023 were driven by an overall decline in the level of real estate transaction volumes resulting from higher average mortgage interest rates and ongoing housing inventory constraints.

Agency Net Premiums – When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the underwriter. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written decreased 37.2% and 36.2% for the three- and six-month periods ended June 30, 2023, compared with the same prior year periods. The decreases for the three- and six-month periods ended June 30, 2023 were primarily driven by an overall decline in the level of real estate transaction volumes resulting from higher average mortgage interest rates and ongoing housing inventory constraints.

Following is a schedule of net premiums written for the three- and six-month periods ended June 30, 2023 and 2022 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State (in thousands)	2023	2022	2023	2022
North Carolina	$17,058	$23,431	$30,841	$47,770
Texas	12,428	23,614	23,379	39,376
South Carolina	3,585	5,554	7,814	10,942
Georgia	2,631	5,753	6,178	12,725
All Others	8,346	11,542	14,973	22,436
Premiums Written	44,048	69,894	83,185	133,249
Reinsurance Assumed	—	—	—	—
Reinsurance Ceded	(43)	(268)	(214)	(498)
Net Premiums Written	$44,005	$69,626	$82,971	$132,751

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of title insurance policies including settlement, examination and closing fees. Escrow and other title-related fee revenues were $4.6 million and $8.3 million for the three- and six-month periods ended ended June 30, 2023, respectively, compared with $6.2 million and $11.3 million for the same prior year periods. The decreases for the three- and six-month periods ended June 30, 2023 were mainly due to the decline in real estate transaction volume.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $4.6 million and $9.9 million for the three- and six-month periods ended June 30, 2023, respectively, compared with $2.8 million and $5.2 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2023 were primarily related to increases in like-kind exchange revenues.

Investment-Related Revenues

Investment-related revenues include interest and dividends, other investment income, and net investment gains (losses).

Interest and Dividends

The Company derives a substantial portion of its income from investments in short-term investments, fixed maturity securities, which are primarily municipal and corporate fixed maturity securities, and equity securities. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company's title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders.

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

Interest and dividends were $2.2 million and $4.2 million for the three- and six-month periods ended June 30, 2023, respectively, compared with $911 thousand and $1.8 million for the same prior year periods.  Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investments that meet the Company's investment policy. The increases for the three- and six-month periods ended June 30, 2023 were primarily related to increases in interest received in conjunction with higher interest rates and levels of short-term investments.

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

Other investment income was $1.6 million and $2.4 million for the three- and six-month periods ended June 30, 2023, respectively, compared with $1.1 million and $2.4 million for the same prior year periods. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and/or distributions received.

Net Investment Gains (Losses)

Net investment gains and losses include realized gains and losses on the sale of investment securities and changes in the estimated fair value of equity security investments.

Net Realized Investment Gains – Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers’ business prospects and tax planning considerations.  Additionally, the amounts included in net realized investment gains are affected by assessments of securities’ valuation for impairment.  As a result of the interaction of these factors and considerations, the net realized investment gain or loss can vary significantly from period to period.

The net realized investment gains were $5.9 million and $13.1 million for the three- and six-month periods ended June 30, 2023, respectively, compared with $2.0 million and $3.8 million for the same prior year periods. The Company recorded impairment charges of $30 thousand and $112 thousand on certain fixed maturity securities where the intent to hold has changed in the three- and six-month periods ended June 30, 2023, respectively, compared with $127 thousand in each of the prior year periods. Management believes unrealized losses on the remaining fixed maturity securities at June 30, 2023 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments – Changes in the estimated fair value of equity security investments were $(4.8) million and $(11.6) million for the three- and six-month periods ended June 30, 2023, respectively, compared with $(12.2) million and $(18.1) million for the same prior year periods. Such fluctuations are typically the result of changes in general market conditions during the respective periods, however, the sale of appreciated investment securities during the current year periods resulted in a reduction in unrealized gains as they were reclassified to net realized investment gains, which is not indicative of a decline in estimated fair value.

Other Revenues

Other revenues primarily include miscellaneous income and gains and losses on the disposal of fixed assets and real estate. Other revenues were $250 thousand and $390 thousand for the three- and six-month periods ended June 30, 2023, respectively, compared with $348 thousand and $647 thousand for the same prior year periods.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses decreased 28.7% and 23.9% for the three- and six-month periods ended June 30, 2023, compared with the same prior year periods. The decreases for the three- and six-month periods ended June 30, 2023 were primarily due to decreases in commissions to agents, personnel expenses and other expenses.

Following is a summary of the Company's operating expenses for the three- and six-month periods ended June 30, 2023 and 2022. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	%	2022	%	2023	%	2022	%
Title Insurance	$45,700	94.3	$64,734	95.3	$92,818	94.5	$123,221	95.4
All Other	2,768	5.7	3,215	4.7	5,432	5.5	5,933	4.6
Total	$48,468	100.0	$67,949	100.0	$98,250	100.0	$129,154	100.0

On a combined basis, the after-tax profit margins were 13.0% and 8.0% for the three- and six-month periods ended June 30, 2023, respectively, compared with 3.2% and 6.1% for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2023 were primarily due to Company expense reduction initiatives, higher investment earnings, and growth in revenue from non-title services. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $18.5 million and $39.4 million for the three- and six-month periods ended June 30, 2023, respectively, compared with $20.9 million and $42.2 million for the same prior year periods. On a consolidated basis, personnel expenses as a percentage of total revenues were 31.8% and 35.9% for the three- and six-month periods ended June 30, 2023, respectively, compared with 29.5% and 30.1% for the same prior year periods. The decreases in personnel expenses for the three- and six-month periods ended June 30, 2023 were primarily due to reductions in incentive compensation.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $4.5 million and $8.9 million for the three- and six-month periods ended June 30, 2023, respectively, compared with $4.3 million and $8.7 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2023 were primarily in support of expanding the Company's geographic footprint, the result of adding new office locations due to both organic growth and recent acquisitions of title insurance agencies, and various ongoing technology initiatives.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $3.8 million and $8.0 million for the three- and six-month periods ended June 30, 2023, respectively, compared with $7.6 million and $13.2 million for the same prior year periods. The decreases for the three- and six-month periods ended June 30, 2023 were primarily related to a decline in premium volume resulting in lower title and service fees, premium-related taxes and licensing, and professional services for technology.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents decreased 39.1% and 37.3% for the three- and six-month periods ended June 30, 2023, respectively, compared with the same prior year periods. Commission expense as a percentage of net premiums written by agents was 73.0% and 73.3% for the three- and six-month periods ended June 30, 2023, compared with 75.2% and 74.6% for the same prior year periods. The changes in commission expense, and commission expense as a percentage of net premiums written, were commensurate with the decrease in agent premium volume. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims decreased 24.4% and increased 38.6% for the three- and six-month periods ended June 30, 2023, respectively, compared with the same prior year periods. The provision for claims as a percentage of net premiums written was 2.3% and 2.5% for the three- and six-month periods ended June 30, 2023, compared with 1.9% and 1.1% for the same prior year periods. The increases in the provision for claims as a percentage of net premiums written for the three- and six-month periods ended June 30, 2023 were primarily due to lower levels of favorable loss development and increases in incurred claims in the current year periods.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $2.4 million and $1.6 million for the six-month periods ended June 30, 2023 and 2022, respectively.

At June 30, 2023, the total reserve for claims was $36.9 million. Of that total, approximately $3.0 million was reserved for specific claims, and approximately $33.8 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $2.3 million and $2.6 million for the three- and six-month periods ended June 30, 2023, respectively, compared with $674 thousand and $2.3 million for the same prior year periods. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 23.0% and 23.2% for the three- and six-month periods ended June 30, 2023, respectively, compared with 22.8% and 21.2% for the same prior year periods. The effective income tax rates for both 2023 and 2022 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income and state taxes. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through June 30, 2023 will be realized. However, this judgment could be impacted by further market fluctuations.

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

Cash Flows – Net cash flows (used in) provided by operating activities were $(7.4) million and $8.3 million for the six-month periods ended June 30, 2023 and 2022, respectively. Cash flows (used in) provided by operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. Net cash was provided by investing activities for the six-month period ended June 30, 2023, compared with net cash being used in investing activities in the prior year period, due primarily to a current period increase in proceeds from investment sales and maturities outpacing purchases of investments.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of June 30, 2023, the Company held cash and cash equivalents of $26.2 million, short-term investments of $114.9 million, available-for-sale fixed maturity securities of $58.5 million and equity securities of $34.1 million. The net effect of all activities on total cash and cash equivalents was a decrease of $9.1 million in 2023. Beginning in late 2022, ongoing evaluation of changing business and financial market conditions led to portions of cash flow from operations, and certain amounts resulting from sales and maturities in the company’s investment portfolio, to be invested in short-term investments to take advantage of elevated short-term interest rates.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of June 30, 2023, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, given ongoing inflationary pressures and geopolitical conflicts, including the military conflict between Russia and Ukraine, and any continued impact of COVID-19, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is carefully monitoring inflation, the conflict in Ukraine, the COVID-19 situation, and other trends that could potentially result in material adverse liquidity changes, and will continually assess its capital allocation strategy, including decisions relating to payment of dividends, repurchasing the Company’s common stock and/or conserving cash.

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased 7,000 shares in the six-month period ended June 30, 2023 and did not repurchase any shares in the corresponding period in 2022.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $5.0 million for the six-month period ended June 30, 2023. In 2023, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations - As of June 30, 2023, the Company had a claims reserve totaling $36.9 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at June 30, 2023 and December 31, 2022, were $15.1 million and $15.0 million, respectively, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases. Included in a portion of the Company's current leases is an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year after 2023 is $6.1 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $232.2 million and $432.0 million as of June 30, 2023 and December 31, 2022, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

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
•the impact of inflation;
•the impact of the ongoing geopolitical conflicts, including the military conflict between Russia and Ukraine;
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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended June 30, 2023, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				427,216
April 1 through April 30, 2023	—	$—	—	427,216
May 1 through May 31, 2023	—	—	—	427,216
June 1 through June 30, 2023	7,000	137.00	7,000	420,216
Total	7,000	$137.00	7,000	420,216
(1) On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. During the quarter ended June 30, 2023, the Company purchased a total of 7,000 shares of the Company's common stock under the repurchase plan. As of June 30, 2023, there was authority remaining under the plan to purchase up to an aggregate of 420,216 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

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

Dated:  August 9, 2023