Form 10-K
period 2023-12-31
INVESTORS TITLE CO
filed 2024-03-15
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2023

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

The aggregate market value of the shares held by non-affiliates of the registrant as of June 30, 2023 was $206,377,716 based on the closing price on the Nasdaq Stock Market LLC.

As of February 16, 2024, there were 1,890,623 common shares of the registrant outstanding.

Documents incorporated by reference: Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 15, 2024 are incorporated by reference in Part III hereof.

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
•changes in general economic, business, and political conditions, including the performance of the financial and real estate markets and the effects of a potential shutdown of the U.S. Government;
•the impact of inflation;
•the impact of ongoing geopolitical and military conflicts;
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
•the impact of pandemics, climate change, severe weather conditions or the occurrence of another catastrophic event;
•unanticipated adverse changes in securities markets that could result in material losses to the Company’s investments;
•significant competition that the Company’s operating subsidiaries face, including the Company’s ability to develop and offer products and services that meet changing industry standards in a timely and cost-effective manner and expansion into new geographic locations;
•the Company’s reliance upon the North Carolina, Texas, South Carolina and Georgia markets for a significant portion of its premiums, comprising approximately 37.4%, 27.0%, 9.3% and 6.8% of premiums written, respectively;
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
•statutory requirements applicable to the Company’s insurance subsidiaries that require them to maintain minimum levels of capital, surplus and reserves and that restrict the amount of dividends they may pay the Company without prior regulatory approval;
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

OVERVIEW OF THE BUSINESS

The Company has two reportable segments. The Company’s primary business activity, and one of its reportable operating segments, is the issuance of residential and commercial title insurance through ITIC and NITIC. The Company’s second reportable operating segment is providing tax-deferred real property exchange services through its subsidiaries, Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”). Additionally, the Company provides management services to title insurance agencies through its subsidiary, Investors Title Management Services (“ITMS”), and investment management and trust services to individuals, trusts and other entities through its subsidiary Investors Trust Company (“Investors Trust”). Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”) for additional information related to the revenues, income and assets attributable to the Company’s operating segments.

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

Title insurance protects against losses resulting from title defects affecting real property and customarily arising prior to the policy date. Upon a real estate closing, the seller of real property executes a deed to the new owner, and typically, the property is encumbered with a new mortgage. When real property is conveyed from one party to another, occasionally there is an undisclosed or undiscovered defect in the title or a mistake or omission in a prior deed or mortgage that may give a third party a legal claim against such property or result in the invalidity or unenforceability of the insured mortgage. If a claim is made against the title to real property, title insurance provides indemnification against covered defects.

Numerous types of defects could jeopardize the property owner’s or mortgagee’s interest in the property for which a title policy may provide coverage. Such risks may include title being vested in an individual or entity other than the insured, lack of a right of access to the property, invalidity or unenforceability of the insured mortgage, or other liens or encumbrances that make the property unmarketable. The policy may provide coverage for defects arising from prior unsatisfied mortgages, judgments, tax liens or confirmed assessments, or encumbrances against the property arising through easements, restrictions or other existing covenants. Title insurance may also protect against deeds or mortgages in the insured’s chain of title that were forged or improperly acknowledged or delivered, that were executed by spouses without the other spouse’s signature or that were conveyed by minors or other persons who lack legal capacity.

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

Insured Risk on Policies in Force: Generally, the amount of the insured risk under a title insurance policy is equal to the purchase price, the loan amount or the fair market value of the insured property. If a claim is made against an insured property’s title, the insurer can choose to pay the cost of eliminating the covered title defects or to defend the insured party against the covered title defects affecting the property. In the alternative, the insurer may opt to pay the policy limits to the insured or, if the loss is less than the policy limits, the amount of the insured’s actual loss due to such title defects as defined by the policy, at which time the insurer’s duty to defend the claim and all other obligations of the insurer with respect to the claim are satisfied.

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

Premiums from title insurance written on properties located in North Carolina, Texas, South Carolina and Georgia represent the largest source of revenue for the title insurance segment. In North Carolina and Texas, the Company’s title insurance commitments and policies are issued directly and through agents. In South Carolina, Georgia and other states, title policies are primarily issued through agents. For a description of the level of net premiums written geographically for significant states, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

Exchange Services

The Company’s exchange services business includes services offered by wholly owned subsidiaries ITEC and ITAC.

In 1988, the Company established ITEC to provide services in connection with tax-deferred exchanges of like-kind property pursuant to §1031 of the Internal Revenue Code of 1986, as amended (the “IRC”). ITEC acts as a qualified intermediary in tax-deferred exchanges of real property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and a portion of the interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange services division, ITEC and ITAC, are pursuant to provisions in the IRC. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange services division.

Management Services, Investment Management and Trust Services

The Company’s other lines of business include services offered by wholly owned subsidiaries ITMS and Investors Trust.

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

CYCLICALITY AND SEASONALITY

Real estate activity, home sales and mortgage lending are cyclical in nature. Title insurance premiums are closely related to the level of real estate activity and the average price of real estate sales. The availability of funds to finance purchases directly affects real estate sales. Other factors include mortgage interest rates, consumer confidence, economic conditions, supply, demand, and family income levels. The Company’s premiums in future periods are likely to fluctuate due to these and other factors which are beyond management’s control.

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

Marketing of tax-deferred exchange services offered by ITEC and ITAC has been incorporated into the marketing of the core title products offered by ITIC and NITIC.

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

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital, surplus and reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, approving related party transactions, as well as examining and auditing title insurers. At December 31, 2023, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states where they are licensed. A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various state laws to maintain assets of a defined minimum quality and amount.

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

Certain laws and regulations, such as the cybersecurity requirements of governmental authorities, require the Company to maintain certain information security standards and practices.  Other laws and regulations regulate the manner in which the Company collects, uses, retains, protects, discloses, transfers, and processes personal data. Following the enactment of the California Consumer Privacy Act, the Virginia Consumer Data Protection Act and the European Union General Data Protection Regulation, the Company expects the adoption of comprehensive data privacy laws in more jurisdictions in which it operates.

Intermediary services are not federally regulated by any regulatory commissions, and neither ITEC nor ITAC operate in any state that regulates this industry, unless they are in compliance with such state regulations. ITEC and ITAC both provide services to taxpayers pursuant to Internal Revenue Service regulations that provide taxpayers a safe harbor by using a qualified intermediary to structure tax-deferred exchanges of property and using an exchange accommodation titleholder to hold property in reverse exchange transactions.

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

Competition for ITEC and ITAC comes from other title insurance companies and agents, banks, attorneys, and other independently-owned, qualified intermediaries that offer exchange services. Key elements that affect competition are price, expertise, timeliness and quality of service and the financial strength and size of the exchange service provider. Exchange services are not a regulated industry; there is no market data available regarding the Company’s market position in this industry.

CUSTOMER AND LENDER CONCENTRATION

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

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in municipal and federal U.S. government securities and investment grade corporate fixed maturity securities and equity securities. The Company’s fixed maturity securities are classified as available for sale and carried at estimated fair value. Equity securities are also carried at estimated fair value. The Company’s investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries. The Company’s investment portfolio is managed internally and via a wholly owned subsidiary. The securities in the Company’s portfolio are subject to economic conditions and normal market risks. Equity securities at December 31, 2023 and 2022 consisted of investments in various industry groups. The Company’s investment portfolio did not include any significant investments in banks, trust or insurance companies at December 31, 2023 or 2022. Short-term investments, which consist primarily of money market funds and U.S. Treasury bills, have an original maturity of one year or less, are carried at cost, which approximates fair value due to the short duration to maturity. In addition, at December 31, 2023 and 2022, the Company held investments that are accounted for using the equity method and measurement alternative method (refer to Note 1 of the Notes to the Consolidated Financial Statements).

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

EMPLOYEES AND HUMAN CAPITAL

The Company and its subsidiaries had 545 full-time employees and 26 part-time employees as of December 31, 2023. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

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

Executive Officers of the Company

Following is information regarding the executive officers of the Company as of February 21, 2024. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	89	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	61	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	57	Executive Vice President, Secretary and Director

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

The demand for the Company’s title insurance, exchange services, and other real estate transaction products and services varies from year to year and is dependent upon, among other factors, the volume of residential and commercial real estate transactions and mortgage financing transactions. The volume of these transactions has historically been influenced by factors such as the overall state of the economy, the average price level of real estate sales, housing inventory, unemployment levels, and the availability and pricing of mortgage financing. Real estate activity generally decreases when the economy is weak or uncertain, home prices are increasing, housing inventory is limited, the availability of mortgage credit is limited, or mortgage interest rates are increasing. The cyclical nature of the Company’s business has caused in the past, and is currently causing, volatility in revenue and profitability and could do so in the future.

Demand for title insurance also depends in part upon the requirement by mortgage lenders and other participants in the secondary mortgage market that title insurance policies be obtained on residential and commercial real property.

The Company faces challenges in accurately predicting the consequences of occurrences such as inflation, recession, geopolitical and military conflicts, or political tensions preventing Congress from reaching timely agreements on future increases or suspension of the debt ceiling. These situations could exacerbate market volatility and economic uncertainty. The Company could be affected by these events in various ways, including but not limited to fluctuations in its investment portfolio and potential decreases in net premiums written. The Company could also be impacted by the governmental responses to such circumstances, such as the Federal Open Market Committee (“FOMC”) of the Federal Reserve raising the target federal funds rate. Although the federal funds rate does not directly impact mortgage interest rates, it can have a significant influence as lenders pass on the costs of rate increases to consumers. Higher mortgage interest rates have historically had a negative impact on the demand and pricing of real estate, which has and could continue to adversely affect the Company’s operations and financial condition. Net premiums written for the Company decreased during certain periods of 2023 due to an overall decline in the level of real estate transaction volumes resulting from higher average mortgage interest rates.

The Company may experience material losses resulting from fraud, defalcation or misconduct.

Underwriting agents and approved settlement providers, which can include issuing agents and approved attorneys, perform a significant portion of the work necessary to issue the Company’s title insurance policies. These agents and providers operate with a substantial degree of independence from the Company, subject to certain contractual limitations. There is no guarantee that all title agents and approved providers will comply with contractual limitations, and, due to changes in the regulatory environment and trends in litigation, the Company could be held liable for their actions. As a result, the Company’s use of title agents and approved providers could result in claims on the Company’s policies and other expenses due to fraud and negligence. Fraud, defalcation, errors and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business. Agents and approved attorneys typically handle large sums of money in trust pursuant to the closing of real estate transactions. Misappropriation of funds by any of these parties could result in title claims, some of which could be large and have a material negative impact on the Company’s results of operations and financial condition.

The Company relies upon the North Carolina, Texas, South Carolina and Georgia markets for a significant portion of its premiums. Changes in the economic or regulatory environments in these states could have an adverse impact on the Company.

North Carolina, Texas, South Carolina and Georgia are the largest sources of premium revenue for the Company’s title insurance subsidiaries. In 2023, these states represented 37.4%, 27.0%, 9.3% and 6.8% of total premiums written by the Company, respectively. A decrease in the level of real estate activity in these states, whether driven by weak economic conditions, changes in regulatory environments or other factors that influence demand, could have a negative impact on the Company’s financial results. Some of these markets, like the overall real estate market, experienced during 2023, and may continue to experience, an overall decline in the level of real estate transaction volumes resulting from higher average mortgage interest rates.

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

Competition for exchange services comes from other title insurance companies and agents, banks, attorneys, and other independently-owned, qualified intermediaries that offer exchange services. Key elements that affect competition are price, expertise, timeliness and quality of service and the financial strength and size of the exchange service provider. Exchange services are not a regulated industry; there is no market data available regarding the Company’s market position in this industry.

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

Large mortgage lenders and government-sponsored entities, because of their significant role in the mortgage process, have significant influence over the Company and other service providers. Refusal by major market lenders to accept the Company’s product offerings could have a material adverse effect on the Company. Furthermore, government-sponsored entities, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), often require the purchase of title insurance for home loans they securitize. Any alterations made by these regulatory entities, such as modifying the requirements for title insurance or allowing the use of alternative products in lieu of title insurance, could impact the entire mortgage loan process and, as a result, could impact the demand for title insurance. In addition, the federal government has had discussions about the possible reform of Fannie Mae and Freddie Mac. The timing and results of reform are currently unknown; however, changes to these entities could adversely impact the Company and its results of operations.

Unfavorable economic or other conditions could cause the Company to record impairment charges for all or a portion of its goodwill and other intangible assets.

As a result of acquisition activity, the Company has goodwill and other intangible assets that comprise approximately 4.9% of total assets as of December 31, 2023. Quarterly, the Company performs an impairment analysis that reviews changes in events or circumstances that could lead to the carrying value not being recoverable. Economic downturns or poor performance of the acquisitions could result in the Company recognizing an impairment of a portion or all of the goodwill and intangible assets on the Company’s books, which could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company relies on distributions from its subsidiaries.

The Company is an insurance holding company and it has no substantial operations of its own. Its principal assets are investments in its operating subsidiaries, primarily its insurance subsidiaries. The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans. The Company’s insurance subsidiaries are subject to regulations that limit the amount of dividends, loans or advances they may make to the Company. The restriction on these amounts is based on the amount of the insurance subsidiaries’ unassigned surplus and net income, with certain adjustments. Additionally, these subsidiaries are required to maintain minimum amounts of capital, surplus and reserves. As of December 31, 2023, approximately $113.0 million of consolidated shareholders’ equity represented the net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior approval by the appropriate regulatory body. In addition, the Company’s ability to pay dividends may be constrained by business considerations, such as the impact of dividends on insurer ratings or competitive position. These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or fund growth opportunities.

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

Fixed maturity securities and equity securities are carried at estimated fair value on the Company’s Consolidated Balance Sheets. Changes in the estimated fair value of fixed maturity securities are recorded as a component of accumulated other comprehensive income. Fixed maturity securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors indicating impairment that would result in the value of the investment being written down. Unrealized holding gains and losses on equity securities are reported in the Consolidated Statements of Operations as net investment gains (losses), without regard to impairment. Changes in the estimated fair value of securities in the Company’s investment portfolio could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company seeks to mitigate the financial risk associated with unauthorized disclosure of non-public information by maintaining cyber liability insurance coverage. As cybercriminals continue to become more sophisticated, the costs to insure against cyberattacks have risen and may continue to rise in the future. The Company’s coverage under its cyber liability insurance policy may be insufficient to cover all losses that the Company may incur in connection with an unauthorized disclosure of non-public information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our enterprise information security program is designed to detect, manage, mitigate, and respond to cybersecurity threats and is integrated into our overall risk management systems. The Company’s Chief Information Security Officer (“CISO”), in concert with a Data Security Committee, is responsible for developing and implementing our enterprise information security program and reporting cybersecurity matters to senior management.

Our risk management strategy encompasses a range of policies, procedures, and controls designed to safeguard our information assets. Key elements of our risk management and control framework include Information Technology (“IT”) policies and procedures, employee training, annual disaster recovery tests, and penetration tests performed by third-party experts. The Company has established robust IT policies and procedures governing the use, access, and protection of our digital assets. These policies serve as a foundation for secure operations, outlining best practices and compliance standards for our employees. The Company recognizes the crucial role of employees in maintaining a secure environment and conducts regular cybersecurity training programs. These initiatives are designed to empower our staff with the knowledge and skills necessary to identify and respond to potential threats, reducing the risk of human error in cybersecurity matters. To test the preparedness of our operations in the face of unforeseen events, the Company conducts annual disaster recovery tests. These tests evaluate our ability to recover critical systems and data in the event of a disruption, contributing to our overall business continuity and risk mitigation efforts. As part of our commitment to maintaining a strong defense against cyber threats, the Company engages third-party experts to conduct regular penetration tests on our network. These tests are intended to simulate real-world cyber-attacks, allowing us to identify vulnerabilities and address them proactively.

The Company’s planned investments in cybersecurity include implementing advanced data loss prevention measures, encryption protocols, and continuous monitoring to safeguard sensitive information and mitigate the risk of unauthorized access or disclosure. As part of the Company’s risk management strategy, it has secured comprehensive cyber insurance coverage. The Company regularly reviews and updates its cyber insurance coverage to align with the evolving nature of cyber threats and industry standards.

The Company’s IT systems have been, and likely will continue to be, the target of computer viruses, cyberattacks, phishing attacks, and other malicious activity. While the Company has not experienced a known material breach to date, the occurrence or scope of such events is not always immediately apparent and there can be no assurance that the Company will not suffer additional attacks or incur serious financial consequences or expense in the future. Refer to “Item 1A. Risk Factors” of this Annual Report on Form 10-K for further discussion of cybersecurity risks

Governance

The Company’s Board of Directors oversees the processes for risk management, including cybersecurity risks, to help align risk exposure with strategic objectives. Senior management, including our CISO, periodically briefs the Board of Directors on our cybersecurity framework and assessments of the information security program, key and emerging threats and risks, the status of projects to strengthen our information security systems, and any cybersecurity incidents that could potentially have a material business impact. In the event of an incident, the Company would follow a detailed incident response plan, which outlines the steps to be followed, including notification of senior management and the Board of Directors, as appropriate.

Our CISO has 25 years of experience in the cybersecurity and technology space. Our Data Security Committee is composed of key business and functional stakeholders to include Risk, Legal, Finance, IT, Operations, and Business line leads.

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
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data and Dividends

The common stock of the Company is traded under the symbol “ITIC” on the Nasdaq Stock Market LLC. The number of record holders of common stock at December 31, 2023 was 209. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories.

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
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended December 31, 2023, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				420,216
October 1 through October 31, 2023	—	$—	—	420,216
November 1 through November 30, 2023	—	—	—	420,216
December 1 through December 31, 2023	—	—	—	420,216
Total	—	$—	—	420,216
(1)On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. During the quarter and year ended December 31, 2023, the Company purchased 0 and 7,000 shares of common stock under the Company’s repurchase plan, respectively. As of December 31, 2023, there was authority remaining under the plan to purchase up to an aggregate of 420,216 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

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

Overview

Title Insurance

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 89.4% of the Company’s revenues in 2023. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

Title insurance protects against loss or damage resulting from title defects that affect real property and customarily arising prior to the policy date. When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property. If a covered claim is made against real property, title insurance provides indemnification against insured defects.

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

Exchange Services

The Company’s exchange services division, consisting of the operations of ITEC and ITAC, provides customer services in connection with tax-deferred real property exchanges. ITEC acts as a qualified intermediary in tax-deferred exchanges of real property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and a portion of the interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange services division, ITEC and ITAC, are pursuant to provisions in the IRC. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange services division.

Management Services, Investment Management and Trust Services

Other services provided by operating divisions of the Company are not reported separately, but rather are reported collectively in a category called “All Other.”  These other services include those offered by the Company and by its wholly owned subsidiaries, Investors Title Management Services, Inc. (“ITMS”) and Investors Trust Company (“Investors Trust”).

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

A recent period of inflation, as well as ongoing geopolitical and military conflicts, have created additional volatile market conditions and uncertainties in the global economy. These events have impacted and could continue to impact the Company in a number of ways including, but not limited to, future fluctuations in the Company's investment portfolio and potential decreases in net premiums written. The Federal Open Market Committee (“FOMC”) of the Federal Reserve has been highly attentive to the risks that these events have created, and in response raised the target federal funds rate at several meetings held during 2022 and 2023. Although the federal funds rate does not directly impact mortgage interest rates, it can have a significant influence as lenders pass on the costs of rate increases to consumers. Higher mortgage interest rates have impacted the demand and pricing of real estate.

Regulatory Environment

The FOMC issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. The FOMC maintained a target range between 0.00% and 0.25% from March 2020 until March 2022. Starting at the March 2022 meeting of the FOMC, the FOMC consistently raised the target federal funds rate range through July 2023, when the FOMC increased the target range to between 5.25% and 5.50%. No additional changes to the target federal funds rate have been made since the July 2023 meeting. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC 's symmetric long-term 2.0% objective.

Real Estate Environment

The Mortgage Bankers Association's (“MBA”) January 19, 2024 Mortgage Finance Forecast (“MBA Forecast”) projects 2024 purchase activity to increase 15.9% to $1,536 billion and refinance activity to increase 50.0% to $471 billion, resulting in an increase in total mortgage originations of 22.5% to $2,007 billion, all from 2023 levels. In 2023, purchase activity accounted for 80.8% of all mortgage originations and is projected in the MBA Forecast to represent 76.5% of all mortgage originations in 2024. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 6.8% and 5.3% for the years ended December 31, 2023 and 2022, respectively. Per the MBA Forecast, mortgage interest rates are projected to decrease in subsequent periods, reaching 5.5% in 2025. Due to the rapidly changing environment brought on by inflationary pressures, inventory constraints, geopolitical and military conflicts and COVID-19, these projections and the impact of actual future developments on the Company could be subject to material change.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual results could differ from the estimates and assumptions reflected in the consolidated financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following estimates are both important to the portrayal of the Company’s financial condition and results of operations and require subjective or complex judgments and, therefore, management considers the following to be critical accounting estimates.

Reserve for Claim Losses

The Company’s reserve for claims is established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). The total reserve for all losses incurred but unpaid as of December 31, 2023 is represented by the reserve for claims totaling $37.1 million in the Consolidated Balance Sheets included in Item 8 of this Annual Report on Form 10-K (the “Consolidated Balance Sheets”). Of that total, approximately $2.9 million was reserved for specific claims which have been reported to the Company, and approximately $34.3 million was reserved for IBNR claims.

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

Management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims, actuarial projections and other relevant factors in determining its loss provision rates and the aggregate recorded expected liability for claims. In establishing the reserve, actuarial projections are compared with recorded reserves to evaluate the adequacy of such recorded claims reserves and any necessary adjustments are then recorded in the current period’s Consolidated Statement of Operations. Loss ratios for older years tend to be more reliable than recent policy years as those years are more fully developed. As the most recent claims experience develops and new information becomes available, the loss reserve estimate related to prior periods will change to more accurately reflect updated and improved emerging data. The Company reflects any adjustments to the reserve in the results of operations in the period in which new information (principally claims experience) becomes available.

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

If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased three loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2023 would be as follows:

(in thousands)
Increase in loss ratio of three percentage points	$(4,056)
Decrease in loss ratio of three percentage points	$4,056

Company management believes that using a sensitivity of three loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the Company’s reserve for claims is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2023. The ultimate settlement of claims will likely vary from the reserve estimates included in the accompanying Consolidated Financial Statements. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a material adverse effect on the Company’s financial position or operating results.

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

Quarterly, the Company evaluates the collectability of receivables. Receivables deemed uncollectible have not been material to the Company.

Valuation, Impairment and Credit Losses of Investments in Securities

Investments in Fixed Maturity Securities: Fixed maturity securities are classified as available-for-sale and reported at estimated fair value with unrealized gains and losses, net of tax, reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security indicating impairment. Factors considered in determining whether the impairment is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. If the Company intends to sell an available-for-sale security in an unrealized loss position, or determines that it is more likely than not that the Company will be required to sell the security before it recovers its amortized cost basis, the security is impaired and it is written down to estimated fair value with all losses recognized in earnings. For available-for-sale fixed maturity securities in an unrealized loss position for which the Company does not intend to sell the security, the Company evaluates the securities to determine whether the decline in the estimated fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) in the Consolidated Balance Sheets, limited to the amount by which the amortized cost basis exceeds the estimated fair value, with a corresponding adjustment to earnings.

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

Investments in Equity Securities: Equity securities represent ownership interests held by the Company in entities for investment purposes.  Unrealized holding gains and losses are reported in the Consolidated Statements of Operations as net investment gains (losses). Realized investment gains and losses from sales are recorded on the trade date and are determined using the specific identification method. Refer to Note 3 to the Consolidated Financial Statements for further information about the Company’s investments in equity securities.

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

Deferred Taxes

The Company recorded net deferred tax liabilities at December 31, 2023 and 2022. The deferred tax liabilities recorded during both periods primarily relate to net unrealized gains on investments, the excess of tax over book depreciation, recorded statutory premium reserve, net of reserve for claims, 1031 exchange gains, and intangible assets. Refer to Note 8 to the Consolidated Financial Statements for further information on the Company’s deferred taxes.

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

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the years ended December 31, 2023 and 2022:

For the Years Ended December 31, (in thousands)	2023	2022
Revenues:
Net premiums written	$171,158	$248,632
Escrow and other title-related fees	17,109	22,314
Non-title services	19,237	13,931
Interest and dividends	9,055	4,704
Other investment income	3,752	3,896
Net investment gains (losses)	3,448	(11,226)
Other	991	1,141
Total Revenues	224,750	283,392

Operating Expenses:
Commissions to agents	83,374	121,566
Provision for claims	4,762	4,255
Personnel expenses	76,706	85,331
Office and technology expenses	17,359	17,323
Other expenses	16,319	24,809
Total Operating Expenses	198,520	253,284

Income before Income Taxes	26,230	30,108

Provision for Income Taxes	4,544	6,205

Net Income	$21,686	$23,903

Revenues

The following is a summary of the Company’s total revenue broken out between the title insurance segment, exchange services segment and all other income with intersegment, eliminations netted with each segment; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

(in thousands, except percentages)	2023	%	2022	%
Title Insurance	$200,937	89.4	$269,004	94.9
Exchange Services	13,467	6.0	8,082	2.9
All Other	10,346	4.6	6,306	2.2
Total	$224,750	100.0	$283,392	100.0

Title Insurance Revenues

Title insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written decreased 31.2% in 2023 to $171.2 million, compared with $248.6 million in 2022. The decrease in 2023, compared with 2022, was primarily driven by an overall decline in the level of real estate transaction volumes resulting from higher average mortgage interest rates and ongoing housing inventory constraints.

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

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of net premiums generated by direct and agency operations for the years ended December 31, 2023 and 2022, with certain balances for 2022 reclassified to conform to the 2023 presentation.

(in thousands, except percentages)	2023	%	2022	%
Direct	$58,063	33.9	$85,676	34.5
Agency	113,095	66.1	162,956	65.5
Total	$171,158	100.0	$248,632	100.0

Direct Net Premiums: The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations decreased 32.2% in 2023 to $58.1 million, compared with $85.7 million in 2022. The decrease in net premiums written from direct operations for 2023, compared with 2022, was primarily attributable to an overall decline in the level of real estate transaction volumes resulting from higher average mortgage interest rates and ongoing housing inventory constraints.

Agency Net Premiums: When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the underwriter. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written decreased 30.6% in 2023 to $113.1 million, compared with $163.0 million in 2022. The decrease in 2023, compared with 2022, was primarily attributable to an overall decline in the level of real estate transaction volumes resulting from higher average mortgage interest rates and ongoing housing inventory constraints.

The following is a schedule of net premiums written in select states in which the Company’s two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

State (in thousands)	2023	2022
North Carolina	$64,143	$88,777
Texas	46,308	72,278
South Carolina	16,023	23,454
Georgia	11,731	22,954
All Others	33,307	41,987
Premiums Written	171,512	249,450
Reinsurance Assumed	—	—
Reinsurance Ceded	(354)	(818)
Net Premiums Written	$171,158	$248,632

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. In 2023, escrow and other title-related fee revenue decreased 23.3% to $17.1 million, compared with $22.3 million in 2022, primarily due to the decline in real estate transactions volume.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues increased 38.1% in 2023 to $19.2 million, compared with $13.9 million in 2022. The increase in 2023, compared with 2022, primarily related to the Company’s exchange services segment benefiting from the impact of higher interest rate spreads on like-kind exchange deposits.

Investment Related Revenues

Investment related revenues include interest and dividends, other investment income, and net investment gains (losses).

Interest and Dividends

The Company derives a substantial portion of its income from investments in short-term investments, fixed maturity securities, which are primarily municipal and corporate fixed maturity securities, and equity securities. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. Fixed maturity securities totaling approximately $6.7 million at December 31, 2023 and 2022, were deposited with the insurance departments of the states in which business is conducted.

The Company’s investment strategy emphasizes after-tax income and principal preservation. The Company’s investments are primarily in short-term investments and fixed maturity securities and, to a lesser extent, equity securities. The average effective maturity of the majority of the fixed maturity securities is less than 10 years. The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

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

Interest and dividends were $9.1 million in 2023, compared with $4.7 million in 2022. Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment. The increase in 2023 primarily related to an increase in interest received in conjunction with higher interest rates. Refer to Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized costs, estimated fair values of investment securities and earnings by security category.

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

Other investment income was $3.8 million in 2023, compared with $3.9 million in 2022. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and/or distributions received.

Net Investment Gains (Losses)

Net investment gains (losses) include realized gains and losses on the sale of investment securities and changes in the estimated fair value of equity security investments. Net investment gains (losses) were $3.4 million and $(11.2) million in 2023 and 2022, respectively.

Net Realized Investment Gains and Losses - Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers’ business prospects and tax planning considerations. Additionally, the amounts included in net investment gains (losses) are affected by assessments of securities’ valuation for impairment. As a result of the interaction of these factors and considerations, the net realized investment gain or loss can vary significantly from period to period.

The net realized investment gains were $15.6 million for 2023, compared with $9.7 million for 2022. The net realized gains in 2023 and 2022 included impairment charges of $201 thousand and $172 thousand, respectively, for certain fixed maturity securities where the intent to hold had changed. Management believes unrealized losses on the remaining fixed maturity securities at December 31, 2023 are not credit-related.

The securities in the Company’s investment portfolio are subject to economic conditions and market risks. The Company considers relevant facts and circumstances in evaluating whether a credit or interest-related impairment of a fixed maturity security has occurred. Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.

There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment exists. These risks and uncertainties include the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the characteristics of that issuer; the risk that information obtained by the Company or changes in other facts and circumstances leads management to change its intent to sell the fixed maturity security; and the risk that management is making decisions based on inaccurate information in the consolidated financial statements provided by issuers.

Changes in the Estimated Fair Value of Equity Security Investments - Changes in the estimated fair value of equity security investments were $(12.2) million in 2023 and $(21.0) million in 2022. Such fluctuations are the result of changes in general market conditions during the respective periods, however, the sale of appreciated investment securities can result in a reduction in unrealized gains as they are reclassified to net realized investment gains, which is not indicative of a decline in estimated fair value.

Other Revenues

Other revenues primarily includes gains and losses on the disposal of assets, rental income from real estate investments and miscellaneous revenues. Other revenues were virtually unchanged at $1.0 million in 2023, compared with $1.1 million for 2022.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses decreased 21.6% in 2023, compared with 2022, primarily due to decreases in commissions to agents, personnel expenses and other operating expenses.

Following is a summary of the Company’s operating expenses for 2023 and 2022. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

(in thousands, except percentages)	2023	%	2022	%
Title Insurance	$187,333	94.4	$242,280	95.7
Exchange Services	2,414	1.2	2,588	1.0
All Other	8,773	4.4	8,416	3.3
Total	$198,520	100.0	$253,284	100.0

Total Company

Personnel Expenses: Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $76.7 million and $85.3 million for 2023 and 2022, respectively. Personnel expenses decreased by 10.1% in 2023, compared with 2022, primarily due to reductions in incentive compensation and reductions in staffing levels. Employee headcount decreased by 12.8%, when compared to the same prior year period, primarily due to the Company's cost saving measures. On a consolidated basis, personnel expenses as a percentage of total revenues were 34.1% and 30.1% in 2023 and 2022, respectively.

Office and Technology Expenses:  Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $17.4 million and $17.3 million for 2023 and 2022, respectively. The slight increase in office and technology expenses in 2023, compared with 2022, was primarily due to an increase in technology expenses partially offset by a decline in office expenses.

Other Expenses: Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $16.3 million and $24.8 million for 2023 and 2022, respectively. The decrease in 2023, compared with 2022, was mainly due to the impact of lower title insurance volumes and a reduction in the level of contractors engaged in software development activities.

Title Insurance

Commissions to Agents: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. In 2023, commissions to agents decreased 31.4% to $83.4 million, compared with $121.6 million in 2022. Commission expense as a percentage of net premiums written by agents was 73.7% and 74.6% in 2023 and 2022, respectively. The decrease in commission expense, when comparing 2023 with 2022, was commensurate with the decrease in agent premium volume. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims: The provision for claims increased 11.9% in 2023, compared to 2022. The provision for claims as a percentage of net premiums written was 2.8% and 1.7% in 2023 and 2022, respectively. The dollar increase in the provision for claims in 2023, compared with 2022, was primarily due to less favorable loss development and higher incurred claims in the current period.

The increase in the loss provision rate in 2023, from the 2022 level, resulted in approximately $1.8 million more in reserves than would have been recorded at the lower 2022 level. Loss provision rates are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $4.8 million and $3.8 million in 2023 and 2022, respectively.

Reserve for Claims: At December 31, 2023, the total reserve for claims was $37.1 million. Of that total, approximately $2.9 million was reserved for specific claims, and approximately $34.3 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $4.5 million and $6.2 million for 2023 and 2022, respectively. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 17.3% and 20.6% for 2023 and 2022, respectively. The effective income tax rates for both 2023 and 2022 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effects of deferred tax adjustments, tax credits, tax-exempt income and state taxes, all of which lowered the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through December 31, 2023 will be realized. However, this judgment could be impacted by further market fluctuations. Information regarding the components of income tax expense and the items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the Consolidated Financial Statements.

After-Tax Profit Margin

The Company’s after-tax profit margin varies according to a number of factors, including the volume and type of real estate activity. On a combined basis, the after-tax profit margins were 9.6% and 8.4% in 2023 and 2022, respectively. The increase in after-tax margin in 2023, compared with 2022, was primarily related to a decrease in total expenses. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

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

Cash Flows: Net cash flows provided by operating activities were $7.4 million and $36.2 million for 2023 and 2022, respectively. Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as changes in the estimated fair value of equity security investments, gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. In 2023, the Company had higher investment purchase activity, higher levels of proceeds from investment sales activity and higher dividends paid when compared to 2022. In the fourth quarters of 2023 and 2022, the Company paid special cash dividends in the amounts of $4.00 and $3.00 per share, respectively, in addition to regular cash dividends. Total dividends paid per share were $5.84 and $4.84 in 2023 and 2022, respectively.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments, and other readily marketable securities. As of December 31, 2023, the Company held cash and cash equivalents of $24.0 million, short-term investments of $110.2 million, available-for-sale fixed maturity securities of $63.8 million and equity securities of $37.2 million. The net effect of all activities on total cash and cash equivalents was a decrease of $11.3 million for 2023. Beginning in late 2022, ongoing evaluation of changing business and financial market conditions led to portions of cash flow from operations, and certain amounts resulting from sales and maturities in the company’s investment portfolio, to be invested in short term investments to take advantage of elevated short-term interest rates.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of December 31, 2023, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

As of December 31, 2023, approximately $113.0 million of the consolidated shareholders’ equity represented net assets of the Company’s subsidiaries that are restricted by regulation from being transferred in the form of dividends, loans or advances to the parent company without prior approval from the respective state insurance department. The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s current operating needs.

During 2024, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $17.5 million.

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

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, given inflationary pressures and geopolitical and military conflicts, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is carefully monitoring inflation, geopolitical and military conflicts, and other trends that could potentially result in material adverse liquidity changes, and will continually assess its capital allocation strategy, including decisions relating to payment of dividends, repurchasing the Company’s common stock and/or conserving cash.

Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased. Pursuant to the Company’s ongoing purchase program, the Company purchased 7,000 shares at an average per share price of $137.00 and 945 shares at an average per share price of $141.01 in 2023 and 2022, respectively. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Capital Expenditures: Capital expenditures were approximately $9.2 million and $5.7 million during 2023 and 2022, respectively. Cash flows from operations are expected to fund the Company's investment in technology and system development initiatives and hardware purchases, given ongoing capital improvement projects and plans for future projects. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations: As of December 31, 2023, the Company had a claims reserve totaling $37.1 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at December 31, 2023 and 2022 were approximately $15.2 million and $15.0 million, respectively, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 10 to the Consolidated Financial Statements.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases. A portion of the Company's current leases include an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2023 is $4.3 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information regarding leases can be found in Note 9 to the Consolidated Financial Statements.

In the normal course of business, the Company enters into other contractual commitments for goods and services needed for operations. Such commitments are not expected to have a material adverse effect on the Company’s liquidity.

Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $28.2 million and $24.2 million as of December 31, 2023 and 2022, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the IRC, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $263.7 million and $432.0 million as of December 31, 2023 and 2022, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

External assets under management of Investors Trust Company totaled approximately $663.9 million and $635.3 million as of December 31, 2023 and 2022, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement schedules meeting the requirements of Regulation S-X are attached hereto as Schedules I, II, III, IV and V.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Investors Title Company
Chapel Hill, NC

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Investors Title Company and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years then ended, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2024, expressed an unqualified opinion thereon.

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

Reserve for Claims

As described in notes 1 and 6 to the Company’s consolidated financial statements, the Company’s unpaid loss and losses adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). As of December 31, 2023, the Company had approximately $37.1 million in reserve for claims. Management records a provision for future claim payments at the time the related premium revenue is recognized by applying a loss provision rate against net premiums written. Management determines its loss provision rate through the consideration of factors such as the Company’s historical claim experience, case reserve estimates on reported claims, large claims, actuarial projections, and other relevant factors. The Company’s specialist utilizes accepted actuarial methodologies when performing the actuarial projections. Management’s assumptions include assumed comparability to its historical claims experience unless factors, such as loss experience and charged premium rates, change significantly, as well as assumptions around large losses related to fraud and defalcation.

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

March 14, 2024

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Investors Title Company
Chapel Hill, NC

Opinion on the Internal Control over Financial Reporting

We have audited Investors Title Company and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the years then ended, and our report dated March 14, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ FORVIS, LLP

High Point, NC

March 14, 2024

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
(in thousands)

As of December 31,	2023	2022
Assets
Cash and cash equivalents	$24,031	$35,311
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: December 31, 2023: $63,106; December 31, 2022: $53,775)	63,847	53,989
Equity securities, at fair value (cost: December 31, 2023: $22,981; December 31, 2022: $25,278)	37,212	51,691
Short-term investments	110,224	103,649
Other investments	17,385	18,368
Total investments	228,668	227,697

Premium and fees receivable	13,338	19,047
Accrued interest and dividends	978	872
Prepaid expenses and other receivables	13,525	11,095
Property, net	23,886	17,785
Goodwill and other intangible assets, net	16,249	17,611
Lease assets	6,303	6,707
Other assets	2,500	2,458
Current income taxes recoverable	1,081	1,174
Total Assets	$330,559	$339,757

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for claims	$37,147	$37,192
Accounts payable and accrued liabilities	31,864	47,050
Lease liabilities	6,449	6,839
Deferred income taxes, net	3,546	7,665
Total liabilities	79,006	98,746

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,891 and 1,897 shares issued and outstanding as of December 31, 2023 and 2022, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	250,915	240,811
Accumulated other comprehensive income	638	200
Total shareholders’ equity	251,553	241,011
Total Liabilities and Shareholders’ Equity	$330,559	$339,757

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

For the Years Ended December 31,	2023	2022
Revenues:
Net premiums written	$171,158	$248,632
Escrow and other title-related fees	17,109	22,314
Non-title services	19,237	13,931
Interest and dividends	9,055	4,704
Other investment income	3,752	3,896
Net investment gains (losses)	3,448	(11,226)
Other	991	1,141
Total Revenues	224,750	283,392

Operating Expenses:
Commissions to agents	83,374	121,566
Provision for claims	4,762	4,255
Personnel expenses	76,706	85,331
Office and technology expenses	17,359	17,323
Other expenses	16,319	24,809
Total Operating Expenses	198,520	253,284

Income before Income Taxes	26,230	30,108

Provision for Income Taxes	4,544	6,205

Net Income	$21,686	$23,903

Basic Earnings per Common Share	$11.45	$12.60

Weighted Average Shares Outstanding – Basic	1,893	1,897

Diluted Earnings per Common Share	$11.45	$12.59

Weighted Average Shares Outstanding – Diluted	1,893	1,898

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

For the Years Ended December 31,	2023	2022
Net income	$21,686	$23,903
Other comprehensive income (loss), before income tax:
Accumulated postretirement benefit obligation adjustment	24	228
Unrealized gains (losses) on investments arising during the period	320	(4,342)
Reclassification adjustment for sale of securities included in net income	—	104
Reclassification adjustment for write-down of securities included in net income	208	172
Other comprehensive income (loss), before income tax	552	(3,838)
Income tax expense related to postretirement health benefits	5	48
Income tax expense (benefit) related to net unrealized gains (losses) on investments arising during the year	61	(921)
Income tax expense related to reclassification adjustment for sale of securities included in net income	—	22
Income tax expense related to reclassification adjustment for write-down of securities included in net income	48	39
Net income tax expense (benefit) on other comprehensive income (loss)	114	(812)
Other comprehensive income (loss)	438	(3,026)
Comprehensive Income	$22,124	$20,877

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	1,895	$—	$225,861	$3,226	$229,087
Net income			23,903		23,903
Dividends paid ($4.84 per share)			(9,181)		(9,181)
Repurchases of common stock	(1)		(133)		(133)
Exercise of stock appreciation rights	3		(1)		(1)
Share-based compensation expense related to stock appreciation rights			362		362
Accumulated postretirement benefit obligation adjustment				180	180
Net unrealized loss on investments				(3,206)	(3,206)
Balance, December 31, 2022	1,897	$—	$240,811	$200	$241,011
Net income			21,686		21,686
Dividends paid ($5.84 per share)			(11,048)		(11,048)
Repurchases of common stock	(7)		(959)		(959)
Exercise of stock appreciation rights	1		—		—
Share-based compensation expense related to stock appreciation rights			425		425
Accumulated postretirement benefit obligation adjustment				19	19
Net unrealized gain on investments				419	419
Balance, December 31, 2023	1,891	$—	$250,915	$638	$251,553

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

For the Years Ended December 31,	2023	2022
Operating Activities
Net income	$21,686	$23,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,760	2,298
(Accretion) amortization of investments, net	(3,698)	271
Amortization of other intangible assets, net	1,361	1,282
Share-based compensation expense related to stock appreciation rights	425	362
Net gains on disposals of property	(204)	(58)
Net investment (gains) losses	(3,448)	11,226
Net earnings from other investments	(3,206)	(2,224)
Provision for claims	4,762	4,255
Benefit for deferred income taxes	(4,234)	(4,644)
Changes in assets and liabilities:
Decrease in premium and fees receivable	5,709	3,906
Decrease in other assets	621	532
Decrease (increase) in lease assets	404	(1,505)
Decrease (increase) in current income taxes recoverable	93	(1,174)
(Decrease) increase in lease liabilities	(390)	1,510
(Decrease) increase in accounts payable and accrued liabilities	(10,408)	3,410
Decrease in current income taxes payable	—	(3,329)
Payments of claims, net of recoveries	(4,807)	(3,817)
Net cash provided by operating activities	7,426	36,204

Investing Activities
Purchases of fixed maturity securities	(20,339)	(10,704)
Purchases of equity securities	(11,969)	(5,855)
Purchases of short-term investments	(174,742)	(101,718)
Purchase of subsidiary	—	(4,927)
Purchases of other investments	(3,006)	(1,574)
Proceeds from sales and maturities of fixed maturity securities	10,937	31,305
Proceeds from the sale of equity securities	30,216	20,785
Proceeds from sales and maturities of short-term investments	166,362	44,236
Proceeds from sales and distributions of other investments	4,499	5,332
Proceeds from sales of other assets	—	29
Purchases of property, equipment and software	(9,186)	(5,681)
Proceeds from disposals of property	529	26
Net cash used in investing activities	(6,699)	(28,746)

Consolidated Statements of Cash Flows, continued
For the Years Ended December 31,	2023	2022
Financing Activities
Repurchases of common stock	(959)	(133)
Exercise of stock appreciation rights	—	(1)
Dividends paid	(11,048)	(9,181)
Net cash used in financing activities	(12,007)	(9,315)

Net Decrease in Cash and Cash Equivalents	(11,280)	(1,857)
Cash and Cash Equivalents, Beginning of Period	35,311	37,168
Cash and Cash Equivalents, End of Period	$24,031	$35,311

Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$8,688	$15,363
Non Cash Investing and Financing Activities:
Non cash net unrealized (gain) loss on investments, net of deferred tax (expense) benefit of $(109) and $860 for December 31, 2023 and 2022, respectively	$(419)	$3,206
Adjustments to postretirement benefits obligation, net of deferred tax expense of $(5) and $(48) for December 31, 2023 and 2022, respectively	$(19)	$(180)
Non cash 1031 exchange proceeds receivable	$(2,589)	$—

Changes in Financial Statement Amounts Related to Purchase of Subsidiaries, Net of Cash Received:
Goodwill and other intangibles acquired	$—	$(2,832)
Title plant acquired	—	(637)
Prepaid and other assets acquired	—	(121)
Fixed assets acquired	—	(1,337)
Purchase of subsidiary, net of cash received	$—	$(4,927)

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business: Investors Title Company’s (the “Company”) two primary business segments are title insurance and exchange services. The title insurance segment, through its two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies directly and through a network of agents in 22 states and the District of Columbia, primarily in the eastern half of the United States. The majority of the Company’s title insurance business is concentrated in North Carolina, Texas, South Carolina and Georgia.

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

Reclassifications: Certain amounts have been reclassified for consistency with the current period presentation. The reclassifications were between revenue lines of the Consolidated Statements of Operations. These reclassifications are not considered an accounting change and had no effect on the reported results of operations.

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

Investments in Securities

Investments in Fixed Maturity Securities: Fixed maturity securities are classified as available-for-sale and reported at estimated fair value with unrealized gains and losses, net of tax and adjusted for recognized impairment, and reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is impaired. In evaluating available-for-sale fixed maturity securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which estimated fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. If the Company intends to sell an available-for-sale security in an unrealized loss position, or determines that it is more likely than not that the Company will be required to sell the security before it recovers its amortized cost basis, the security is impaired and it is written down to estimated fair value with all losses recognized in earnings. For available-for-sale fixed maturity securities in an unrealized loss position for which the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company evaluates the securities to determine whether the decline in the estimated fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) in the Consolidated Balance Sheets, limited to the amount by which the amortized cost basis exceeds the estimated fair value, with a corresponding adjustment to earnings.

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

Other Investments

Other investments consist of investments in real estate and unconsolidated affiliated entities, typically structured as limited liability companies ("LLCs"), without readily determinable fair values. As of December 31, 2023, the Company had investments in real estate of $2.5 million and investments in unconsolidated affiliated entities of $14.9 million. As of December 31, 2022, the Company had investments in real estate of $5.0 million and investments in unconsolidated affiliated entities of $13.3 million.

Real estate investments are reported at amortized cost. Depreciation and other related expenses are recorded as an offset to the related rental income. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of real estate investments and makes any necessary adjustments, with any reductions in the carrying amount of these investments recorded in net investment gains (losses) in the Consolidated Statement of Operations when recognized. Lease rental income earned by the Company, which does not have a material impact on the Company's results of operations, is included with other revenues in the Consolidated Statements of Operations.

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

Reserve for Claims

The total reserve for all reported and unreported losses the Company incurred through December 31, 2023 is represented by the reserve for claims. The Company’s reserve for unpaid losses and loss adjustment expenses is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). Despite the variability of such estimates, management believes that the reserve is adequate to cover claims losses resulting from pending and future claims for policies issued through December 31, 2023. The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

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

Allowance for Doubtful Accounts

Company management continually evaluates the collectability of receivables and provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of premiums and fees receivable over the term of the receivables. On a quarterly basis, the Company considers its historical loss experience as well as current conditions and reasonable and supportable forecasts to determine the allowance for doubtful accounts. Changes to the allowance for doubtful accounts are reflected within net premiums written in the Consolidated Statements of Operations.

Receivables deemed uncollectible have not been material to the Company.

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

Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income is comprised of unrealized holding gains or losses on available-for-sale securities, net of tax, and unrealized gains or losses associated with postretirement benefit liabilities, net of tax. Accumulated other comprehensive income as of December 31, 2023 consists of $583 thousand of unrealized holding gains on available-for-sale securities and $55 thousand of unrecognized actuarial gains associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2022 consists of $164 thousand of unrealized holding gains on available-for-sale securities and $36 thousand of unrecognized actuarial gains associated with postretirement benefit liabilities. Refer to Note 18 for further information regarding accumulated other comprehensive income.

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

Goodwill was reviewed for impairment as of December 31, 2023, and is reviewed at least annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. When evaluating whether goodwill is impaired, the Company determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that goodwill balances are impaired as of the testing date. If the qualitative analysis does not indicate that an impairment of goodwill is more likely than not, then no other specific quantitative impairment testing is required. If it is determined that it is more likely than not that an impairment exists, the Company performs a quantitative assessment whereby a discounted cash flow analysis is utilized to determine an estimated fair value. The estimated fair value is compared to the carrying value of goodwill as of the measurement date. The discounted cash flows used in estimating fair value are dependent on a number of significant assumptions, and therefore estimated fair value measurements are subject to change given the inherent uncertainty in predicting future results and cash flows.

Other Intangible Assets

The Company’s other intangible assets consist of non-compete agreements, referral relationships and a tradename resulting from agency acquisitions; all of which are recorded at the acquisition date fair value. The fair value of the Company’s other intangible assets is principally based on values obtained from an independent third-party valuation service. Assets with remaining useful lives will be amortized on a straight-line basis over those useful lives, which range from 3 months to 23 years as of December 31, 2023. Other intangible assets are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable.

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

Leases

At inception, the Company determines if an arrangement is a lease. The Company enters into lease agreements that are primarily used for office space, and the majority of current leases are accounted for as operating leases. Amounts related to leases are included in lease assets and lease liabilities in the Consolidated Balance Sheets. Lease assets represent the Company’s right to use an underlying asset for the stated lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from a lease. Lease assets and liabilities are recognized at the date of the lease commencement, and are based on the present value of lease payments over the lease term. The Company's current leases do not provide an implicit interest rate, thus the Company utilized the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields in determining the present value of lease payments. A portion of the Company's current leases includes an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The lease liability recorded in the Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. A lease expense is recognized on a straight-line basis over the lease term. Adjustments for straight-line rental expense for the periods presented are not material and as such, the lease expense recognized was reflected in cash used in operating activities for the respective periods. Refer to Note 9 for further information about the Company's leases.

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

Combined capital and surplus on a statutory basis was $243.3 million and $235.6 million as of December 31, 2023 and 2022, respectively. Net income on a statutory basis was $31.6 million and $35.6 million and for the years ended December 31, 2023 and 2022, respectively.

The Company has designated approximately $52.1 million and $53.3 million of retained earnings as of December 31, 2023 and 2022, respectively, as appropriated to reflect the required statutory premium and supplemental reserves. Refer to Note 8 for the tax treatment of the statutory premium reserve.

As of December 31, 2023 and 2022, approximately $113.0 million and $110.3 million, respectively, of consolidated shareholders’ equity represents net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. During 2024, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $17.5 million.

Fixed maturity securities with fair market values totaling approximately $6.7 million at December 31, 2023 and 2022, are deposited with the insurance departments of the states in which business is conducted.

3. Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of December 31, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$2,220	$2	$(2)	$2,220
General obligations of U.S. states, territories and political subdivisions	9,419	64	(24)	9,459
Special revenue issuer obligations of U.S. states, territories and political subdivisions	24,908	145	(66)	24,987
Corporate debt securities	26,559	655	(33)	27,181
Total	$63,106	$866	$(125)	$63,847

As of December 31, 2022 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Governmental obligations	$4,329	$—	$(7)	$4,322
General obligations of U.S. states, territories and political subdivisions	8,561	21	(36)	8,546
Special revenue issuer obligations of U.S. states, territories and political subdivisions	30,123	106	(219)	30,010
Corporate debt securities	10,762	417	(68)	11,111
Total	$53,775	$544	$(330)	$53,989

The special revenue category for both periods presented includes approximately 30 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at December 31, 2023 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$24,328	$24,430
Due after one year through five years	27,348	27,530
Due after five years through ten years	10,597	10,785
Due after ten years	833	1,102
Total	$63,106	$63,847

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2023 and 2022, respectively:

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2023 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,488	$(2)	$—	$—	$1,488	$(2)
General obligations of U.S. states, territories and political subdivisions	5,925	(23)	101	(1)	6,026	(24)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	7,124	(16)	3,085	(50)	10,209	(66)
Corporate debt securities	6,052	(29)	296	(4)	6,348	(33)
Total	$20,589	$(70)	$3,482	$(55)	$24,071	$(125)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2022 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$4,322	$(7)	$—	$—	$4,322	$(7)
General obligations of U.S. states, territories and political subdivisions	3,221	(36)	—	—	3,221	(36)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	12,568	(216)	1,100	(3)	13,668	(219)
Corporate debt securities	6,498	(68)	—	—	6,498	(68)
Total	$26,609	$(327)	$1,100	$(3)	$27,709	$(330)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.

Factors considered in determining whether a loss is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 52 and 51 fixed maturity securities had unrealized losses at December 31, 2023 and 2022, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded $201 thousand and $172 thousand of impairment charges related to fixed maturity securities for the twelve-month periods ended December 31, 2023 and 2022, respectively. Expenses related to impairments are recorded in net realized investment gains (losses) in the Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of December 31, 2023 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$22,981	$37,212
Total	$22,981	$37,212

As of December 31, 2022 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$25,278	$51,691
Total	$25,278	$51,691

Unrealized holding gains and losses are recorded in net investment gains (losses) in the Consolidated Statements of Operations.

Interest and Dividends

Earnings on investments for the years ended December 31 are as follows:

(in thousands)	2023	2022
Fixed maturity securities	$2,317	$1,902
Equity securities	1,078	1,425
Invested cash and other short-term investments	5,659	1,375
Miscellaneous interest	1	2
Interest and dividends	$9,055	$4,704

Net Investment Gains (Losses)

Gross realized gains and losses on sales of investments and unrealized holding gains and losses for the years ended December 31 are summarized as follows:

(in thousands)	2023	2022
Gross realized gains from securities:
Corporate debt securities	$—	$—
Common stocks	16,350	11,020
Total	$16,350	$11,020
Gross realized losses from securities:
General obligations of U.S. states, territories and political subdivisions	$—	$(353)
Corporate debt securities	—	(104)
Common stocks	(400)	(290)
Impairment of securities	(201)	(172)
Total	$(601)	$(919)
Net realized gains from securities	$15,749	$10,101
Net realized other investment gains (losses):
Gains on other investments	$5	$—
Losses on other investments	(123)	(366)
Total	$(118)	$(366)
Net realized investment gains	$15,631	$9,735
Changes in the estimated fair value of equity security investments	$(12,183)	$(20,961)
Net investment gains (losses)	$3,448	$(11,226)

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities (“VIEs”) that are not consolidated in the Company's consolidated financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause and no participation rights exist. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or LLCs, as of December 31, 2023:

Type of Investment (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss *
Real estate LLCs or LPs	Other investments	$13,310	$14,166	$18,060
Small business investment LLCs or LPs	Other investments	200	200	80
Total		$13,510	$14,366	$18,140

*	Maximum potential loss is calculated as the total investment in the LLC or LP including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of December 31, 2023 and 2022, the Company did not adjust any Level 2 fair values.

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

Notes receivable

Notes receivable are recorded at amortized cost and are included in prepaid expenses and other receivables in the Consolidated Balance Sheets. The amortized cost is the amount at which a receivable is originated and adjusted for applicable accrued interest, accretion, or amortization of premium, discount, and net deferred fees or costs, collection of cash, writeoffs, foreign exchange, and fair value hedge accounting adjustments. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of December 31, 2023 and 2022:

As of December 31, 2023 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$2,220	$34,446	$—	$36,666
Corporate debt securities	—	27,181	—	27,181
Total	$2,220	$61,627	$—	$63,847

As of December 31, 2022 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$4,322	$38,556	$—	$42,878
Corporate debt securities	—	11,111	—	11,111
Total	$4,322	$49,667	$—	$53,989

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of December 31, 2023 and 2022:

As of December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$24,031	$—	$—	$24,031
Accrued interest and dividends	978	—	—	978
Equity securities, at fair value:
Common stocks	37,212	—	—	37,212
Short-term investments:
Money market funds and U.S. Treasury bills	110,224	—	—	110,224
Total	$172,445	$—	$—	$172,445

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$35,311	$—	$—	$35,311
Accrued interest and dividends	872	—	—	872
Equity securities, at fair value:
Common stocks	51,691	—	—	51,691
Short-term investments:
Money market funds and U.S. Treasury bills	103,649	—	—	103,649
Total	$191,523	$—	$—	$191,523

The Company did not hold any Level 3 category debt or marketable equity investment securities as of December 31, 2023 or 2022.

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

Certain equity investments under the measurement alternative and notes receivable are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be impaired, an impairment charge is recorded against such investment and reflected in the Consolidated Statements of Operations. There were no impairments of such investments made during the twelve-month periods ended December 31, 2023 or 2022. The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2023 and 2022:

As of December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$9,300	$9,300
Notes receivable	—	—	2,201	2,201
Total	$—	$—	$11,501	$11,501

As of December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Total
Financials assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$8,915	$8,915
Notes receivable	—	—	1,921	1,921
Total	$—	$—	$10,836	$10,836

4. Property and Equipment

Property and equipment and estimated useful lives at December 31 are summarized as follows:

(in thousands)	2023	2022
Land	$805	$805
Office buildings and improvements (25 years)	6,168	6,460
Furniture, fixtures and equipment (3 to 10 years)	33,966	25,202
Automobiles (3 years)	1,405	1,367
Total	42,344	33,834
Less accumulated depreciation	(18,458)	(16,049)
Property and equipment, net	$23,886	$17,785

Included within furniture, fixtures and equipment is software developed by the Company for internal use. Capitalized costs include both direct and indirect costs, such as payroll costs of employees associated with developing software, incurred during the software development stage.

5. Reinsurance

The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. There were no premiums assumed for 2023 and 2022. Ceded premiums were approximately $354 thousand and $818 thousand for 2023 and 2022, respectively. Ceded reinsurance is comprised of excess of loss treaties, which outline the conditions in which the reinsurance company will pay claims and protect against losses over certain agreed upon amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event the assuming insurance companies are unable to meet their obligations under these contracts. The Company did not pay or recover any reinsured losses during 2023 and 2022.

6. Reserve for Claims

Changes in the reserve for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

(in thousands)	2023	2022
Balance, beginning of period	$37,192	$36,754
Provision related to:
Current year	7,547	9,817
Prior years	(2,785)	(5,562)
Total provision charged to operations	4,762	4,255
Claims paid, net of recoveries, related to:
Current year	(428)	(333)
Prior years	(4,379)	(3,484)
Total claims paid, net of recoveries	(4,807)	(3,817)
Balance, end of year	$37,147	$37,192

The Company continually refines its reserve estimates as current loss experience develops and more credible data emerges. Movements in the reserve related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data. The increase in the provision for claims in 2023, compared to 2022, is primarily related to less favorable loss development and higher incurred claims in the current period. Due to variances between actual and expected loss payments, loss development is subject to significant variability.
The Company does not recognize claim recoveries until an actual payment has been received by the Company. The Company realized claim recoveries of approximately $597 thousand and $1.0 million during 2023 and 2022, respectively.

The provision for claims as a percentage of net premiums written was 2.8% and 1.7% in 2023 and 2022, respectively.

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

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	2023	%	2022	%
Known title claims	$2,855	7.7	$3,250	8.7
IBNR	34,292	92.3	33,942	91.3
Total reserve for claims	$37,147	100.0	$37,192	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

(in thousands, except per share amounts)	2023	2022
Net Income	$21,686	$23,903
Weighted average common shares outstanding – Basic	1,893	1,897
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	—	1
Weighted average common shares outstanding – Diluted	1,893	1,898
Basic earnings per common share	$11.45	$12.60
Diluted earnings per common share	$11.45	$12.59

There were 24 thousand and 18 thousand potential shares excluded from the computation of diluted earnings per share in 2023 and 2022, respectively, due to the out-of-the-money status of the related share-based awards rendering them anti-dilutive.

The Company historically has adopted employee stock award plans under which restricted stock, options or stock appreciation rights ("SARs") exercisable for the Company's stock may be granted to key employees or directors of the Company. As of December 31, 2023 there was one active plan from which the Company may grant share-based awards and one legacy plan under which equity awards remain outstanding. The awards eligible to be granted under the active plan are limited to SARs, and the maximum aggregate number of shares of common stock of the Company available pursuant to the plan for the grant of SARs is 250 thousand shares.

As of December 31, 2023, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

During both 2023 and 2022, the Company issued share-settled SARs to directors of the Company. During 2022, the Company also issued share-settled SARs to certain non-executive employees of the Company. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments. A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	35	$150.36	3.96	$1,643
SARs granted	10	155.16
SARs exercised	(6)	94.44
Outstanding as of December 31, 2022	39	$159.39	4.10	$243
SARs granted	5	142.88
SARs exercised	(2)	93.87
Outstanding as of December 31, 2023	42	$160.83	3.69	$428

Exercisable as of December 31, 2023	34	$165.33	3.38	$265

Unvested as of December 31, 2023	8	$142.58	4.93	$163

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31. The intrinsic values of SARs exercised during 2023 and 2022 were approximately $156 thousand and $496 thousand, respectively.

There were no options outstanding at December 31, 2023. The following table summarizes information about SARs outstanding at December 31, 2023:

(in thousands, except exercise prices and average remaining contractual term)			SARs Outstanding at Year-End			SARs Exercisable at Year-End
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$60.00	—	$99.99	—	0.00	$—	—	$—
100.00	—	149.99	18	4.79	139.11	10	136.27
150.00	—	199.99	24	2.82	177.84	24	177.84
$60.00	—	$199.99	42	3.69	$160.83	34	$165.33

In 2023, 8 thousand SARs vested with a fair value of approximately $425 thousand.

The fair value of each SAR is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair values for the SARs issued during 2023 and 2022 were $55.52 and $62.60, respectively, and were estimated using the weighted average assumptions shown in the table below:

	2023			2022
Expected life in years	6.2	-	7.0	7.0
Volatility	36.6%			35.6%
Interest rate	3.7%			3.2%
Yield rate	1.2%			0.6%

There was approximately $425 thousand and $362 thousand of compensation expense relating to SARs vesting on or before December 31, 2023 and 2022, respectively, included in personnel expenses in the Consolidated Statements of Operations. As of December 31, 2023, there was approximately $407 thousand of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately one year.

8. Income Taxes

The components of income tax expense for the years ended December 31 are summarized as follows:

(in thousands)	2023	2022
Current:
Federal	$8,389	$10,685
State	389	164
Total current	8,778	10,849
Deferred:
Federal	(4,150)	(4,510)
State	(84)	(134)
Total deferred	(4,234)	(4,644)
Total	$4,544	$6,205

For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in other expenses in the Consolidated Statements of Operations.

At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

(in thousands)	2023	2022
Deferred income tax assets:
Accrued benefits and retirement services	$3,990	$3,860
Net operating loss carryforward	246	202
Impairment of assets	186	185
Reinsurance and commission payable	62	28
Allowance for doubtful accounts	29	59
Lease assets	1,354	1,280
Other	563	519
Total	6,430	6,133
Deferred income tax liabilities:
Net unrealized gain on investments	3,157	5,615
Recorded statutory premium reserve, net of reserves for claims	2,223	2,497
Intangible assets	797	885
Excess of tax over book depreciation	657	1,551
Lease liabilities	1,324	1,252
1031 gain	935	912
Other	883	1,086
Total	9,976	13,798
Net deferred income tax liabilities	$(3,546)	$(7,665)

At December 31, 2023 and 2022, there were no valuation allowances recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these deferred income tax assets will be realized.

A reconciliation of the U.S. federal statutory income tax rate of 21.0% for the years ended December 31, 2023 and 2022, to income tax expense, is as follows:

(in thousands)	2023	2022
Anticipated income tax expense	$5,508	$6,323
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	307	130
Tax-exempt interest income, net of amortization	(525)	(577)
Other, net	(746)	329
Provision for income taxes	$4,544	$6,205

In accounting for uncertainty in income taxes, the Company is required to recognize in its Consolidated Financial Statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. There were no unrecognized tax benefits or liabilities as of December 31, 2023.

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2019.

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

Lease expense is included in office and technology expenses in the Consolidated Statements of Operations. Information regarding the Company’s leases for the years ended December 31 is as follows:

(in thousands)	2023	2022
Operating leases	$2,591	$2,518
Finance leases:
Amortization of lease assets	237	168
Interest on lease liabilities	22	24
Short-term leases (a)	141	214
Lease expense	$2,991	$2,924
Sub-lease income	(14)	—
Lease cost	$2,977	$2,924

(a)	Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.

Components of the lease liability presented in the Consolidated Balance Sheets for the years ended December 31 are as follows:

(in thousands)	2023	2022
Current:
Operating lease liabilities	$2,201	$1,693
Finance lease liabilities	170	218
Non-current:
Operating lease liabilities	3,792	4,401
Finance lease liabilities	286	527
Total lease liabilities	$6,449	$6,839

The future minimum payments for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2023, are summarized as follows:

Year Ended (in thousands)	Operating Leases	Finance Leases	Total
2024	$2,385	$183	$2,568
2025	2,045	147	2,192
2026	1,265	109	1,374
2027	366	41	407
2028	135	—	135
Thereafter	151	—	151
Total undiscounted payments	$6,347	$480	$6,827
Less: present value adjustment	(354)	(24)	(378)
Lease liabilities	$5,993	$456	$6,449

Supplemental lease information for the years ended December 31 is as follows:

	2023	2022
Weighted average remaining lease term (years)
Operating leases	3.07	3.43
Finance leases	2.93	3.80
Weighted average discount rate
Operating leases	3.8%	3.9%
Finance leases	3.7%	3.7%

The Company does not have any material pending operating or financing lease agreements that become effective in future periods.

10. Retirement Agreements and Other Postretirement Benefit Plan

The Company has a 401(k) savings plan. In order to participate in the plan, employees must be 21 years old. In order to be eligible for employer contributions, individuals must be employed for a period of one year and work at least 1,000 hours annually. The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution. Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code of 1986, as amended (the “IRC”). Expenses related to the 401(k) plan were approximately $1.6 million and $1.7 million for 2023 and 2022, respectively.

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

In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives. The amounts accrued for all agreements at December 31, 2023 and 2022 were approximately $15.2 million and $15.0 million, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract. Both the 2023 and 2022 accruals are included in the accounts payable and accrued liabilities line item of the Consolidated Balance Sheets. These executive contracts are accounted for on an individual contract basis. On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the IRC, and were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) plan.

On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement, which were most recently amended and restated on May 4, 2022. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The benefits are unfunded. Estimated future benefit payouts expected to be paid for each of the next five years are $24 thousand in 2024, $36 thousand in 2025, $44 thousand in 2026, $58 thousand in 2027, $83 thousand in 2028 and $297 thousand in the next five years thereafter.

Cost of the Company’s postretirement benefits included the following components and is presented in the personnel expenses line of its Consolidated Statements of Operations:

(in thousands)	2023	2022
Net periodic benefit cost
Service cost – benefits earned during the year	$—	$—
Interest cost on the projected benefit obligation	65	26
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized (gain) loss	(37)	12
Net periodic benefits cost at end of year	$28	$38

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net amount in accumulated other comprehensive income is $68 thousand, $55 thousand net of tax, for December 31, 2023, and $44 thousand, $36 thousand net of tax, for December 31, 2022, and represents the net unrecognized actuarial gains and unrecognized prior service costs. The effects of the funded status on the Company’s Consolidated Balance Sheets at December 31, 2023 and 2022 are presented in the following table:

(in thousands)	2023	2022
Funded status
Actuarial present value of future benefits:
Fully eligible active employees	$(906)	$(928)
Non-eligible active employees	—	—
Plan assets	—	—
Funded status of accumulated postretirement benefit obligation, recognized in accounts payable and accrued liabilities	$(906)	$(928)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2023 and 2022 includes the following:

(in thousands)	2023	2022
Accrued postretirement benefit obligation at beginning of year	$(928)	$(1,118)
Service cost – benefits earned during the year	—	—
Interest cost on projected benefit obligation	(65)	(26)
Actuarial gain	87	216
Accrued postretirement benefit obligation at end of year	$(906)	$(928)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

(in thousands)	2023	2022
Balance at beginning of year	$44	$(184)
Components of accumulated other comprehensive income:
Unrecognized prior service cost	—	—
Amortization of gain (loss), net	(37)	12
Actuarial gain	61	216
Balance at end of year	$68	$44

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

Escrow and Trust Deposits: As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, escrowed funds received under escrow agreements, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash administered by the Company for these purposes was approximately $28.2 million and $24.2 million as of December 31, 2023 and 2022, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchange Proceeds: In administering tax-deferred like-kind exchanges pursuant to § 1031 of the IRC, the Company’s wholly owned subsidiary, ITEC, serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company wholly owned subsidiary, ITAC, serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $263.7 million and $432.0 million as of December 31, 2023 and 2022, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other revenues rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

12. Segment Information

The Company has two reportable segments, title insurance and exchange services. The remaining immaterial segments have been combined into a group called “All Other.”

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

Provided below is selected financial information about the Company’s operations by segment for the periods ended December 31, 2023 and 2022:

2023 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$207,140	$13,270	$7,800	$(19,715)	$208,495
Net investment income	12,303	196	3,756	—	16,255
Total revenues	$219,443	$13,466	$11,556	$(19,715)	$224,750
Operating expenses	204,979	2,518	8,885	(17,862)	198,520
Income before income taxes	$14,464	$10,948	$2,671	$(1,853)	$26,230
Total assets	$216,622	$5,534	$108,403	$—	$330,559

2022 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$294,851	$8,038	$7,502	$(24,373)	$286,018
Net investment (loss) income	(2,678)	43	9	—	(2,626)
Total revenues	$292,173	$8,081	$7,511	$(24,373)	$283,392
Operating expenses	264,952	2,666	8,557	(22,891)	253,284
Income (loss) before income taxes	$27,221	$5,415	$(1,046)	$(1,482)	$30,108
Total assets	$244,399	$3,101	$92,257	$—	$339,757

13. Shareholders’ Equity

On November 12, 2002, the Company’s Board of Directors amended the Company’s Articles of Incorporation, creating a series of preferred stock designated Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock is senior to common stock in dividends or distributions of assets upon liquidation, dissolution or winding up of the Company. Dividends on the Series A Preferred Stock are cumulative and accrue from the quarterly dividend payment date. Each share of Series A Preferred Stock entitles the holder thereof to 100 votes on all matters submitted to a vote of shareholders of the Company. These shares were reserved for issuance under the Shareholder Rights Plan, which was originally adopted on November 21, 2002 by the Company’s Board of Directors and most recently amended and restated on September 30, 2022 (as amended and restated, the “Plan”). Under the terms of the Plan, the Company’s common stock acquired by a person or a group buying 15% or more of the Company’s common stock would be diluted, except in transactions approved by the Board of Directors. The Plan expires on September 30, 2032.

In connection with the adoption of the Plan, the Company’s Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock paid on December 16, 2002, to shareholders of record at the close of business on December 2, 2002. Each Right entitles the registered holder to purchase from the Company a unit (a “Unit”) consisting of one one-hundredth of a share of Series A Preferred Stock. Under the Plan, the Rights detach and become exercisable upon the earlier of (a) 10 days following public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock, or (b) 10 business days following the commencement of, or first public announcement of the intent of a person or group to commence, a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of the Company’s common stock. The current price to exercise one Right is $525 per Unit. The exercise price, the kind and the number of shares covered by each Right are subject to adjustment upon the occurrence of certain events described in the Plan.

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

There were 1.0 million shares of Preferred Stock authorized as of December 31, 2023 and 2022, with 200,000 being designated Series A Preferred Stock.

14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company invests its cash and cash equivalents into high credit quality security instruments. Deposits which exceed $250 thousand at each institution are not insured by the Federal Deposit Insurance Corporation (“FDIC”).  Of the $24.0 million in cash and cash equivalents at December 31, 2023, $22.3 million was not insured by the FDIC. Of the $35.3 million in cash and cash equivalents at December 31, 2022, $33.8 million was not insured by the FDIC. The Company mitigates the risk of having cash and cash equivalents not insured by the FDIC by monitoring the credit quality of the financial institutions in which the funds are held.

15. Business Concentration

The Company generates a significant amount of title insurance premiums in North Carolina, Texas, South Carolina and Georgia. In 2023 and 2022, these states generated the following percentage of total premiums written:

State	2023	2022
North Carolina	37.4%	35.6%
Texas	27.0%	29.0%
South Carolina	9.3%	9.4%
Georgia	6.8%	9.2%

16. Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investments in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (in thousands)	2023	2022
Other investments	$5,561	$4,420
Premium and fees receivable	$627	$735

Financial Statement Classification, Consolidated Statements of Operations (in thousands)	2023	2022
Net premiums written	$22,131	$26,666
Non-title services and other investment income	$4,062	$2,935
Commissions to agents	$15,115	$18,798

17. Intangible Assets, Goodwill and Title Plants

Intangible Assets

 The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions are principally based on values obtained from an independent third-party valuation service and are all Level 3 inputs. Management determined that no events or changes in circumstances occurred during the periods ended December 31, 2023 and 2022 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following as of December 31:

Year Ended (in thousands)	2023	2022
Referral relationships	$8,898	$8,898
Non-compete agreements	3,155	3,155
Tradename	747	747
Total	12,800	12,800
Accumulated amortization	(6,176)	(4,814)
Identifiable intangible assets, net	$6,624	$7,986

The following table provides the estimated aggregate amortization expense, as of December 31, 2023 for each of the five succeeding fiscal years:

Year Ended (in thousands)
2024	$1,178
2025	1,095
2026	1,095
2027	679
2028	650
Thereafter	1,740
Total	$6,437

Goodwill and Title Plants

As of December 31, 2023, the Company recognized $9.6 million in goodwill and $1.5 million in title plants, net of impairments, as the result of title insurance agency acquisitions. The title plants are included with other assets in the Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with FASB’s Accounting Standards Codification (“ASC”) 350, the Company determined that no events or changes in circumstances occurred during the periods ended December 31, 2023 and 2022 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

18. Accumulated Other Comprehensive Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended December 31, 2023 and 2022:

2023 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$164	$36	$200
Other comprehensive income before calculations	259	19	278
Amounts reclassified from accumulated other comprehensive income	160	—	160
Net current-period other comprehensive income	419	19	438
Ending balance	$583	$55	$638

2022 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$3,370	$(144)	$3,226
Other comprehensive (loss) income before calculations	(3,421)	180	(3,241)
Amounts reclassified from accumulated other comprehensive income	215	—	215
Net current-period other comprehensive (loss) income	(3,206)	180	(3,026)
Ending balance	$164	$36	$200

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended December 31, 2023 and 2022:

2023 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized losses on investments	$—
Impairments	(208)
Total	$(208)	Net investment gains (losses)
Tax	48	Provision for Income Taxes
Net of Tax	$(160)
Reclassifications for the period	$(160)

2022 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized losses on investments	$(104)
Impairments	(172)
Total	$(276)	Net investment gains (losses)
Tax	61	Provision for Income Taxes
Net of Tax	$(215)
Reclassifications for the period	$(215)

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

The following table provides a breakdown of the Company’s revenue by major business activity:

(in thousands)	2023	2022
Revenue from contracts with customers:
Escrow and other title-related fees	$17,109	$22,314
Non-title services	19,237	13,931
Total revenue from contracts with customers	36,346	36,245
Other sources of revenue:
Net premiums written	171,158	248,632
Investment-related revenue (loss)	16,255	(2,626)
Other	991	1,141
Total revenues	$224,750	$283,392

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Management has assessed, and the Company’s independent registered public accounting firm, FORVIS LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2023. The reports of management and FORVIS LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

During the three-month period ended December 31, 2023, none of the Company's directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors,” “Corporate Governance – Board of Directors and Committees – The Audit Committee” and “Corporate Governance – Code of Business Conduct and Ethics” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2024, to be filed by the Company with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the year ended December 31, 2023 (the “2024 Proxy Statement”). Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in the 2024 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2023. The Company does not have any equity compensation plans that have not been approved by its shareholders.

Equity Compensation Plan Information (unrounded)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	42,125	(a)	$160.83	212,250	(b)
Equity compensation plans not approved by shareholders	—		—	—
Total	42,125		$160.83	212,250

(a)	Includes 9,000 shares issuable upon exercise of outstanding stock appreciation rights (“SARs”) under the 2009 Stock Appreciation Rights Plan (the “2009 Plan”), and 33,125 shares issuable upon exercise of SARs under the 2019 Stock Appreciation Rights Plan (the “2019 Plan”).
(b)	Includes shares remaining for future issuance under the 2019 Plan. The 2009 Plan expired in March 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Corporate Governance – Independent Directors” and “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” set forth in the 2024 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Consolidated Financial Statements

The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 686)
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022
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

(a)(3)  Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description	Location

3.1(a)	Articles of Incorporation dated January 22, 1973	Incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973	Incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(c)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987	Incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(d)	Articles of Amendment to Articles of Incorporation, dated May 15, 2002	Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended June 30, 2002, File No. 11774

3.1(e)	Articles of Amendment to Articles of Incorporation, dated November 12, 2002	Incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended March 31, 2003, File No. 11774

3.1(f)	Articles of Amendment to Articles of Incorporation, dated October 31, 2012	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on October 31, 2012, File No. 11774

3.2	Amended and Restated Bylaws, dated November 6, 2023	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 8, 2023, File No. 11774

4.1	Description of the Company’s Securities	Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2019, File No. 11774

4.2	Amended and Restated Rights Agreement, dated September 30, 2022, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 3, 2022, File No. 11774

10.1*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.2*	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.3(a)*	2009 Stock Appreciation Right Plan effective March 2, 2009	Incorporated by reference to Appendix A to the Proxy Statement dated May 26, 2009, File No. 11774

10.3(b)*	Form of Stock Appreciation Rights Agreement under 2009 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2011, File No. 11774

10.4(a)*	2019 Stock Appreciation Rights Plan effective March 11, 2019	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on May 15, 2019, File No. 333-231486

10.4(b)*	Form of Stock Appreciation Rights Agreement under 2019 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 16, 2019, File No. 11774

10.5*	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2019, File No. 11774

10.6*	Second Amended and Restated Employment Agreement, by and between Investors Title Insurance Company and J. Allen Fine, dated May 4, 2022	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.7*	Second Amended and Restated Employment Agreement, by and between Investors Title Insurance Company and James A. Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.8*	Second Amended and Restated Employment Agreement, by and between Investors Title Insurance Company and W. Morris Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.9*	Amended and Restated Death Benefit Plan Agreement, by and between Investors Title Insurance Company and J. Allen Fine, dated May 4, 2022	Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.10*	Amended and Restated Death Benefit Plan Agreement, by and between Investors Title Insurance Company and James A. Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.11*	Amended and Restated Death Benefit Plan Agreement, by and between Investors Title Insurance Company and W. Morris Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

16	Letter, dated June 7, 2022, from FORVIS, LLP to the U.S. Securities and Exchange Commission	Incorporated by reference to Exhibit 16.1 to Form 8-K filed on June 7, 2022 , File No. 11774

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97	Policy for the Recovery of Erroneously Awarded Compensation	Filed herewith

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

*	Management contract or compensatory plan or arrangement

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2023

Type of Investment (in thousands)	Cost (1)	Market Value	Amount at which shown in the Balance Sheet (3)

Fixed maturity securities:
Government obligations	$2,220	$2,220	$2,220
General obligations of U.S. states, territories and political subdivisions	9,419	9,459	9,459
Special revenue issuer obligations of U.S. states, territories and political subdivisions	18,514	18,525	18,525
Public utilities	6,394	6,462	6,462
Corporate debt securities	26,559	27,181	27,181
Total fixed maturity securities	63,106	63,847	63,847

Equity securities:
Common stocks:
Public utilities	176	301	301
Banks, trusts and insurance companies	1,441	2,385	2,385
Industrial, miscellaneous and all other	19,738	29,539	29,539
Technology	1,626	4,987	4,987
Total equity securities	22,981	37,212	37,212

Other investments:
Short-term investments	110,224	110,224	110,224
Other investments (2)	14,170	14,170	14,170
Total other investments	124,394	124,394	124,394

Total investments (2)	$210,481	$225,453	$225,453

(1)Fixed maturity securities are shown at amortized cost and equity securities are shown at original cost.
(2)The above summary of investments does not include investments in related parties accounted for under the equity method or the measurement alternative methods of accounting in the amount of $3,215.
(3)All fixed maturity securities presented are classified as available-for-sale and shown at estimated fair value. Equity securities are shown at fair value.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2023 AND 2022

(in thousands)	2023	2022
Assets
Cash and cash equivalents	$4,409	$3,450
Fixed maturity securities, available-for-sale, at fair value	4,287	5,900
Equity securities, at fair value	188	325
Short-term investments	83,095	64,832
Investments in affiliated companies	148,934	159,700
Other investments	4,172	6,703
Prepaid expenses and other receivables	5,516	3,864
Current income taxes receivable	1,293	2,799
Accrued interest and dividends	192	185
Property, net	1,562	1,691
Total Assets	$253,648	$249,449

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$1,842	$7,726
Deferred income taxes, net	253	712
Total liabilities	2,095	8,438

Shareholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,891 and 1,897 shares issued and outstanding as of December 31, 2023 and 2022, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	250,915	240,811
Accumulated other comprehensive income	638	200
Total shareholders’ equity	251,553	241,011
Total Liabilities and Shareholders’ Equity	$253,648	$249,449

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands, except per share amounts)	2023	2022
Revenues:
Interest and dividends	$3,671	$990
Net investment losses	(142)	(739)
Rental income	922	869
Gain on disposals of property	194	—
Miscellaneous (loss) income	(36)	305
Total Revenues	4,609	1,425

Operating Expenses:
Personnel expenses	874	947
Office and technology expenses	628	447
Other expenses	979	936
Total Operating Expenses	2,481	2,330

Equity in Net Income of Affiliated Companies	19,670	24,584

Income before Income Taxes	21,798	23,679

Provision (Benefit) for Income Taxes	112	(224)

Net Income	$21,686	$23,903

Basic Earnings per Common Share	$11.45	$12.60

Weighted Average Shares Outstanding – Basic	1,893	1,897

Diluted Earnings per Common Share	$11.45	$12.59

Weighted Average Shares Outstanding – Diluted	1,893	1,898

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands)	2023	2022
Operating Activities
Net income	$21,686	$23,903
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(19,670)	(24,584)
Depreciation	126	115
Amortization, net	(2,924)	(272)
Share-based compensation expense related to stock appreciation rights	425	362
Net gains on disposal of property	(194)	—
Net investment losses on securities	142	343
Net realized losses on other investments	—	396
Net losses from other investments	21	11
Benefit for deferred income taxes	(433)	(927)
(Increase) decrease in receivables	(1,652)	1,249
Decrease (increase) in current income taxes receivable	1,506	(2,799)
Decrease (increase) in other assets	3,204	(153)
Decrease in current income taxes payable	—	(433)
(Decrease) increase in accounts payable and accrued liabilities	(1,326)	3,212
Net cash provided by operating activities	911	423

Investing Activities
Dividends received from subsidiaries	32,478	55,643
Purchases of fixed maturity and equity securities	(1,203)	(3,851)
Purchases of short-term securities	(127,789)	(64,513)
Purchases of and net earnings from other investments	(81)	(46)
Proceeds from sales and maturities of fixed maturity and equity securities	2,892	5,278
Proceeds from sales and maturities of short-term securities	107,083	23,487
Proceeds from sales and distributions of other investments	2	776
Proceeds from sales of other assets	—	—
Purchases of property	(9)	(201)
Proceeds from disposals of property	206	60
Net cash provided by investing activities	13,579	16,633

Financing Activities
Repurchases of common stock	(959)	(133)
Exercise of stock appreciation rights	—	(1)
Capital contribution to subsidiaries	(1,524)	(4,875)
Dividends paid	(11,048)	(9,181)
Net cash used in financing activities	(13,531)	(14,190)

Net Increase in Cash and Cash Equivalents	959	2,866
Cash and Cash Equivalents, Beginning of Period	3,450	584
Cash and Cash Equivalents, End of Period	$4,409	$3,450

Supplemental Disclosures:
Income tax payments, net	$8,320	$15,186
Non cash 1031 exchange proceeds receivable	$(2,589)	$—

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(in thousands)

1.The accompanying Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of Investors Title Company and Subsidiaries.

2.Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2023	2022
Investors Title Insurance Company, net*	$25,478	$48,243
Investors Title Exchange Corporation	5,800	4,300
Investors Title Accommodation Corporation	—	100
Investors Trust Company	500	400
Investors Title Commercial Agency, LLC	—	2,600
National Investors Holdings, LLC	700	—
Total	$32,478	$55,643

* Total dividends of $27,181 and $49,655 paid to the Parent Company in 2023 and 2022, respectively, netted with dividends of $1,703 and $1,412 received from the Parent Company in 2023 and 2022, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Year Ended December 31, 2023 (in thousands)
Title Insurance	$—	$37,147	$—	$804	$171,158	$(2,926)	$4,762	$—	$182,571	N/A
All Other	—	—	—	—	—	3,550	—	—	11,187	N/A
	$—	$37,147	$—	$804	$171,158	$624	$4,762	$—	$193,758	N/A

Year Ended December 31, 2022 (in thousands)
Title Insurance	$—	$37,192	$—	$1,491	$248,632	$(9,333)	$4,255	$—	$238,025	N/A
All Other	—	—	—	—	—	(3,028)	—	—	11,004	N/A
	$—	$37,192	$—	$1,491	$248,632	$(12,361)	$4,255	$—	$249,029	N/A

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentages of Amount Assumed to Net
Year Ended December 31, 2023 (in thousands)
Title Insurance	$171,512	$354	$—	$171,158	—%

Year Ended December 31, 2022 (in thousands)
Title Insurance	$249,450	$818	$—	$248,632	—%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period
2023 (in thousands)
Premiums receivable:
Valuation provision	$159	$773	$—	$(844)	(a)	$88
Reserves for claims	$37,192	$4,762	$—	$(4,807)	(b)	$37,147

2022 (in thousands)
Premiums receivable:
Valuation provision	$190	$508	$—	$(539)	(a)	$159
Reserves for claims	$36,754	$4,255	$—	$(3,817)	(b)	$37,192

(a)Canceled premiums
(b)Payments of claims, net of recoveries

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS TITLE COMPANY
(Registrant)

By:	/s/ J. Allen Fine
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2024.

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