Form 10-Q
period 2024-03-31
INVESTORS TITLE CO
filed 2024-05-08
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 24, 2024, there were 1,883,860 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2024 and December 31, 2023
(in thousands)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$21,613	$24,031
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: March 31, 2024: $62,277; December 31, 2023: $63,106)	62,647	63,847
Equity securities, at fair value (cost: March 31, 2024: $22,647; December 31, 2023: $22,981)	36,708	37,212
Short-term investments	113,379	110,224
Other investments	21,758	17,385
Total investments	234,492	228,668

Premiums and fees receivable	12,911	13,338
Accrued interest and dividends	1,090	978
Prepaid expenses and other receivables	8,843	13,525
Property, net	25,325	23,886
Goodwill and other intangible assets, net	15,910	16,249
Lease assets	6,679	6,303
Other assets	2,631	2,500
Current income taxes recoverable	—	1,081
Total Assets	$329,494	$330,559

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$37,316	$37,147
Accounts payable and accrued liabilities	27,732	31,864
Lease liabilities	6,828	6,449
Current income taxes payable	282	—
Deferred income taxes, net	3,374	3,546
Total liabilities	75,532	79,006

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,884 and 1,891 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	253,616	250,915
Accumulated other comprehensive income	346	638
Total stockholders' equity	253,962	251,553
Total Liabilities and Stockholders’ Equity	$329,494	$330,559

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2024 and 2023
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Net premiums written	$40,180	$38,966
Escrow and other title-related fees	3,723	3,655
Non-title services	4,304	5,312
Interest and dividends	2,520	2,074
Other investment income	111	753
Net investment gains	2,422	443
Other	199	140
Total Revenues	53,459	51,343

Operating Expenses:
Commissions to agents	19,870	19,326
Provision for claims	910	1,068
Personnel expenses	18,582	20,820
Office and technology expenses	4,465	4,400
Other expenses	3,835	4,168
Total Operating Expenses	47,662	49,782

Income before Income Taxes	5,797	1,561

Provision for Income Taxes	1,272	380

Net Income	$4,525	$1,181

Basic Earnings per Common Share	$2.40	$0.62

Weighted Average Shares Outstanding – Basic	1,888	1,897

Diluted Earnings per Common Share	$2.40	$0.62

Weighted Average Shares Outstanding – Diluted	1,889	1,897

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2024 and 2023
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$4,525	$1,181
Other comprehensive (loss) income, before income tax:
Accumulated postretirement benefit obligation adjustment	—	141
Net unrealized (losses) gains on investments arising during the period	(424)	233
Reclassification adjustment for write-down of securities included in net income	53	82
Other comprehensive (loss) income, before income tax	(371)	456
Income tax expense related to postretirement health benefits	—	30
Income tax (benefit) expense related to net unrealized (losses) gains on investments arising during the period	(91)	47
Income tax expense related to reclassification adjustment for write-down of securities included in net income	12	19
Net income tax (benefit) expense on other comprehensive (loss) income	(79)	96
Other comprehensive (loss) income	(292)	360
Comprehensive Income	$4,233	$1,541

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2024 and 2023
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	1,897	$—	$240,811	$200	$241,011
Net income			1,181		1,181
Dividends paid ($0.46 per share)			(873)		(873)
Exercise of stock appreciation rights	1		—		—
Share-based compensation expense related to stock appreciation rights			159		159
Accumulated postretirement benefit obligation adjustment				111	111
Net unrealized gain on investments				249	249
Balance, March 31, 2023	1,898	$—	$241,278	$560	$241,838

Balance, December 31, 2023	1,891	$—	$250,915	$638	$251,553
Net income			4,525		4,525
Dividends paid ($0.46 per share)			(867)		(867)
Shares of common stock repurchased and retired	(7)		(1,053)		(1,053)
Share-based compensation expense related to stock appreciation rights			96		96
Net unrealized loss on investments				(292)	(292)
Balance, March 31, 2024	1,884	$—	$253,616	$346	$253,962

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$4,525	$1,181
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	787	639
Accretion of investments, net	(1,232)	(865)
Amortization of other intangible assets, net	339	332
Share-based compensation expense related to stock appreciation rights	96	159
Net (gain) loss on disposals of property	(13)	50
Net investment gains	(2,422)	(443)
Net losses (earnings) from other investments	14	(568)
Provision for claims	910	1,068
Benefit for deferred income taxes	(92)	(1,910)
Changes in assets and liabilities:
Decrease in premium and fees receivable	427	2,220
Decrease (increase) in other assets	3,354	(265)
(Increase) decrease in lease assets	(376)	36
Decrease in current income taxes receivable	1,081	1,174
Decrease in accounts payable and accrued liabilities	(5,881)	(15,693)
Increase (decrease) in lease liabilities	379	(13)
Increase in current income taxes payable	282	1,148
Payments of claims, net of recoveries	(741)	(1,342)
Net cash provided by (used in) operating activities	1,437	(13,092)

Investing Activities
Purchases of fixed maturity securities	(757)	(2,705)
Purchases of equity securities	(2,470)	(3,627)
Purchases of short-term investments	(32,751)	(18,800)
Purchases of other investments	(5,178)	(970)
Proceeds from sales and maturities of fixed maturity securities	1,625	4,712
Proceeds from sales of equity securities	5,323	13,090
Proceeds from sales and maturities of short-term investments	31,107	17,654
Proceeds from sales and distributions of other investments	3,379	913
Purchases of property	(2,230)	(2,301)
Proceeds from the sale of property	17	243
Net cash (used in) provided by investing activities	(1,935)	8,209

Financing Activities
Repurchases of common stock	(1,053)	—
Dividends paid	(867)	(873)
Net cash used in financing activities	(1,920)	(873)

Net Decrease in Cash and Cash Equivalents	(2,418)	(5,756)
Cash and Cash Equivalents, Beginning of Period	24,031	35,311
Cash and Cash Equivalents, End of Period	$21,613	$29,555

Consolidated Statements of Cash Flows, continued
	Three Months Ended March 31,
	2024	2023
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments (refunds), net	$1	$(32)
Non-Cash Investing and Financing Activities:
Non-cash net unrealized loss (gain) on investments, net of deferred tax benefit (provision) of $79 and $(66) for March 31, 2024 and 2023, respectively	$292	$(249)
Adjustments to postretirement benefits obligation, net of deferred tax expense of $0 and $(30) for March 31, 2024 and 2023, respectively	$—	$(111)

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2024
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2023 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2024 or any other interim period.

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

Subsequent Events – The Company has evaluated through the date of this filing and concluded that there were no material subsequent events requiring adjustment or disclosure to its unaudited Consolidated Financial Statements.

Note 2 – Reserve for Claims

Activity in the reserve for claims for the three-month period ended March 31, 2024 and the year ended December 31, 2023 is summarized as follows:

(in thousands)	March 31, 2024	December 31, 2023
Balance, beginning of period	$37,147	$37,192
Provision charged to operations	910	4,762
Payments of claims, net of recoveries	(741)	(4,807)
Balance, end of period	$37,316	$37,147

The total reserve for all reported and unreported losses the Company incurred through March 31, 2024 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2024. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	March 31, 2024	%	December 31, 2023	%
Known title claims	$3,216	8.6	$2,855	7.7
IBNR	34,100	91.4	34,292	92.3
Total reserve for claims	$37,316	100.0	$37,147	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net income	$4,525	$1,181
Weighted average common shares outstanding – Basic	1,888	1,897
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	1	—
Weighted average common shares outstanding – Diluted	1,889	1,897
Basic earnings per common share	$2.40	$0.62
Diluted earnings per common share	$2.40	$0.62

There were 23 thousand and 24 thousand potential shares excluded from the computation of diluted earnings per share for the three-month periods ended March 31, 2024 and 2023, respectively, due to the out-of-the-money status of the related share-based awards.

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

As of March 31, 2024, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	39	$159.39	4.10	$243
SARs granted	5	142.88
SARs exercised	(2)	93.87
Outstanding as of December 31, 2023	42	$160.83	3.69	$428
SARs granted	—	—
SARs exercised	—	—
Outstanding as of March 31, 2024	42	$160.83	3.44	$451

Exercisable as of March 31, 2024	36	$163.77	3.22	$331

Unvested as of March 31, 2024	6	$143.79	4.70	$120

During the first quarter of 2024, the Company did not issue share-settled SARs to key employees or directors of the Company. During the first quarter of 2023, there was an issuance of 1 thousand share-settled SARs to a director of the Company. The fair value of each SAR is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant.

There was approximately $96 thousand and $159 thousand of compensation expense relating to SARs vesting on or before March 31, 2024 and 2023, respectively, included in personnel expenses in the unaudited Consolidated Statements of Operations. As of March 31, 2024, there was $311 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$47,728	$2,780	$1,910	$(4,012)	$48,406
Net investment income	3,652	68	1,333	—	5,053
Total revenues	$51,380	$2,848	$3,243	$(4,012)	$53,459
Operating expenses	48,560	670	2,272	(3,840)	47,662
Income before income taxes	$2,820	$2,178	$971	$(172)	$5,797
Total assets	$215,375	$7,523	$106,596	$—	$329,494

Three Months Ended March 31, 2023 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$46,166	$3,854	$1,889	$(3,836)	$48,073
Net investment income	2,527	34	709	—	3,270
Total revenues	$48,693	$3,888	$2,598	$(3,836)	$51,343
Operating expenses	50,724	608	2,115	(3,665)	49,782
(Loss) income before income taxes	$(2,031)	$3,280	$483	$(171)	$1,561
Total assets	$231,894	$5,903	$86,000	$—	$323,797

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $15.2 million as of March 31, 2024 and December 31, 2023. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Service cost – benefits earned during the year	$—	$—
Interest cost on the projected benefit obligation	11	10
Amortization of unrecognized gain	—	(7)
Net periodic benefit cost	$11	$3

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of March 31, 2024 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$738	$—	$—	$738
General obligations of U.S. states, territories and political subdivisions	9,389	17	(55)	9,351
Special revenue issuer obligations of U.S. states, territories and political subdivisions	24,833	100	(67)	24,866
Corporate debt securities	27,317	430	(55)	27,692
Total	$62,277	$547	$(177)	$62,647

As of December 31, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$2,220	$2	$(2)	$2,220
General obligations of U.S. states, territories and political subdivisions	9,419	64	(24)	9,459
Special revenue issuer obligations of U.S. states, territories and political subdivisions	24,908	145	(66)	24,987
Corporate debt securities	26,559	655	(33)	27,181
Total	$63,106	$866	$(125)	$63,847

The special revenue category for both periods presented includes approximately 30 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at March 31, 2024 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,180	$8,202
Due one year through five years	27,601	27,617
Due five years through ten years	18,216	18,306
Due after ten years	8,280	8,522
Total	$62,277	$62,647

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2024 and December 31, 2023, respectively:

	Less than 12 Months		12 Months or Longer		Total
As of March 31, 2024 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$3,276	$(18)	$2,692	$(37)	$5,968	$(55)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	11,709	(26)	2,844	(41)	14,553	(67)
Corporate debt securities	5,832	(46)	1,230	(9)	7,062	(55)
Total	$20,817	$(90)	$6,766	$(87)	$27,583	$(177)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2023 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,488	$(2)	$—	$—	$1,488	$(2)
General obligations of U.S. states, territories and political subdivisions	5,925	(23)	101	(1)	6,026	(24)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	7,124	(16)	3,085	(50)	10,209	(66)
Corporate debt securities	6,052	(29)	296	(4)	6,348	(33)
Total	$20,589	$(70)	$3,482	$(55)	$24,071	$(125)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.

Factors considered in determining whether a loss is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 59 and 51 fixed maturity securities had unrealized losses at March 31, 2024 and December 31, 2023, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded $53 thousand and $82 thousand in impairment charges related to fixed maturity securities for the three-month periods ended March 31, 2024, and 2023, respectively. Expenses related to impairments are recorded in net investment gains in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of March 31, 2024 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$22,647	$36,708
Total	$22,647	$36,708

As of December 31, 2023 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$22,981	$37,212
Total	$22,981	$37,212

Unrealized holding gains and losses are reported in the unaudited Consolidated Statements of Operations as net investment gains.

Net Investment Gains

Gross investment gains and losses for the three-month periods ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Gross realized gains from securities:
Common stocks	$2,807	$7,483
Total	$2,807	$7,483
Gross realized losses from securities:
Common stocks	$(162)	$(121)
Write-down of securities	(53)	(82)
Total	$(215)	$(203)
Net realized gains from securities	$2,592	$7,280
Gross realized losses on other investments:
Losses on other investments	$—	$(47)
Total	$—	$(47)
Net realized investment gains	$2,592	$7,233
Changes in the estimated fair value of equity security investments	$(170)	$(6,790)
Net investment gains	$2,422	$443

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause and no participation rights exist. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of March 31, 2024:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$12,751	$14,000	$18,060
Small business investment LPs	Other investments	197	197	80
Total		$12,948	$14,197	$18,140

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of March 31, 2024 and December 31, 2023, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of March 31, 2024 and December 31, 2023:

As of March 31, 2024 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$738	$34,217	$—	$34,955
Corporate debt securities	—	27,692	—	27,692
Total	$738	$61,909	$—	$62,647

As of December 31, 2023 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$2,220	$34,446	$—	$36,666
Corporate debt securities	—	27,181	—	27,181
Total	$2,220	$61,627	$—	$63,847

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of March 31, 2024 and December 31, 2023:

As of March 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$21,613	$—	$—	$21,613
Accrued interest and dividends	1,090	—	—	1,090
Equity securities, at fair value:
Common stocks	36,708	—	—	36,708
Short-term investments:
Money market funds and U.S. Treasury bills	113,379	—	—	113,379
Total	$172,790	$—	$—	$172,790

As of December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$24,031	$—	$—	$24,031
Accrued interest and dividends	978	—	—	978
Equity securities, at fair value:
Common stocks	37,212	—	—	37,212
Short-term investments:
Money market funds and U.S. Treasury bills	110,224	—	—	110,224
Total	$172,445	$—	$—	$172,445

The Company did not hold any Level 3 category debt or marketable equity investment securities as of March 31, 2024 or December 31, 2023.

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

Certain measurement alternative equity investments and notes receivable are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. There were no impairments of such investments made during the three-month period ended March 31, 2024 or the twelve-month period ended December 31, 2023. The following table presents assets measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023:

As of March 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$9,316	$9,316
Notes receivable	—	—	641	641
Total	$—	$—	$9,957	$9,957

As of December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$9,300	$9,300
Notes receivable	—	—	2,201	2,201
Total	$—	$—	$11,501	$11,501

Note 7 – Commitments and Contingencies

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

Like-Kind Exchange Proceeds: In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another wholly owned subsidiary of the Company, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $220.6 million and $263.7 million as of March 31, 2024 and December 31, 2023, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of March 31, 2024	As of December 31, 2023
Other investments	$4,934	$5,561
Premium and fees receivable	$3,227	$627

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended March 31,
	2024	2023
Net premiums written	$5,207	$4,133
Non-title services and other investment income	$196	$750
Commissions to agents	$3,687	$2,753

Note 9 – Intangible Assets, Goodwill and Title Plants

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions are principally based on values obtained from an independent third-party valuation service and are all Level 3 inputs. Management determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2024 and 2023 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Referral relationships	$8,898	$8,898
Non-compete agreements	3,155	3,155
Tradename	747	747
Total	12,800	12,800
Accumulated amortization	(6,514)	(6,176)
Identifiable intangible assets, net	$6,286	$6,624

The following table provides the estimated aggregate amortization expense, as of March 31, 2024, for each of the five succeeding fiscal years:

Year Ended (in thousands)
2024	$840
2025	1,095
2026	1,095
2027	679
2028	650
Thereafter	1,740
Total	$6,099

Goodwill and Title Plants

As of March 31, 2024, the Company recognized $9.6 million in goodwill and $1.6 million in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with FASB's Accounting Standards Codification ("ASC") 350, the Company determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2024 and 2023 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three-month periods ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$583	$55	$638
Other comprehensive (loss) income before calculations	(333)	—	(333)
Amounts reclassified from accumulated other comprehensive income	41	—	41
Net current-period other comprehensive (loss) income	(292)	—	(292)
Ending balance	$291	$55	$346

Three Months Ended March 31, 2023 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$164	$36	$200
Other comprehensive income before calculations	186	111	297
Amounts reclassified from accumulated other comprehensive income	63	—	63
Net current-period other comprehensive income	249	111	360
Ending balance	$413	$147	$560

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three-month periods ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(53)
Total	$(53)	Net investment gains
Tax	12	Provision for income taxes
Net of Tax	$(41)
Reclassifications for the period	$(41)

Three Months Ended March 31, 2023 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(82)
Total	$(82)	Net investment gains
Tax	19	Provision for income taxes
Net of Tax	$(63)
Reclassifications for the period	$(63)

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue from contracts with customers:
Escrow and other title-related fees	$3,723	$3,655
Non-title services	4,304	5,312
Total revenue from contracts with customers	8,027	8,967
Other sources of revenue:
Net premiums written	40,180	38,966
Investment-related revenue	5,053	3,270
Other	199	140
Total revenues	$53,459	$51,343

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

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s leases follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating leases	$658	$731
Finance leases:
Amortization of lease assets	71	54
Lease expense	$729	$785
Sub-lease income	(52)	—
Lease cost	$677	$785

(b)	Leases with an initial term of twelve months or less are not recorded on the unaudited Consolidated Balance Sheets.

Components of the lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Current:
Operating lease liabilities	$1,755	$2,201
Finance lease liabilities	177	170
Non-current:
Operating lease liabilities	4,299	3,792
Finance lease liabilities	597	286
Total lease liabilities	$6,828	$6,449

The future minimum lease payments for leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2024, are summarized as follows:

Year Ended (in thousands)	Operating Leases	Finance Leases	Total
2024	$1,904	$199	$2,103
2025	2,179	241	2,420
2026	1,332	203	1,535
2027	424	136	560
2028	183	56	239
Thereafter	433	—	433
Total undiscounted payments	$6,455	$835	$7,290
Less: present value adjustment	(401)	(61)	(462)
Lease liabilities	$6,054	$774	$6,828

Supplemental lease information is as follows:

	As of March 31, 2024	As of December 31, 2023
Weighted average remaining lease term (years)
Operating Leases	3.34	3.07
Finance Leases	3.49	2.93
Weighted average discount rate
Operating Leases	3.9%	3.8%
Finance Leases	4.3%	3.7%

The Company does not have any material pending operating or financing lease agreements that become effective in future periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Investors Title Company's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") should be read in conjunction with the following discussion since it contains information which is important for evaluating the Company's operating results and financial condition.

In addition, the Company may make forward-looking statements in the following discussion and analysis. Forward looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual results may vary. See "Safe Harbor for Forward-Looking Statements" at the end of this discussion and analysis, as well as the sections titled "Risk Factors" in Part I, Item 1A of the 2023 Form 10-K for factors that could affect forward-looking statements.

Overview

Title Insurance

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Total revenues from the title segment accounted for 89.2% of the Company's revenues for the three-month period ended March 31, 2024.

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

Exchange Services

The Company’s exchange services division, consisting of the operations of Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”), provides customer services in connection with tax-deferred real property exchanges. ITEC acts as a qualified intermediary in tax-deferred exchanges of real property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and a portion of the interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange services division, ITEC and ITAC, are pursuant to provisions in the Internal Revenue Code. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange services division.

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

Real Estate Environment

The Mortgage Bankers Association's ("MBA") April 18, 2024 Mortgage Finance Forecast (“MBA Forecast”) projects 2024 purchase activity to increase 5.1% to $1,393 billion and mortgage refinance activity to increase 34.4% to $422 billion, resulting in a net increase in total mortgage originations of 10.7% to $1,815 billion, all from 2023 levels. In 2023, purchase activity accounted for 80.8% of all mortgage originations and is projected in the MBA Forecast to represent 76.7% of all mortgage originations in 2024. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 6.7% and 6.4% for the three-month periods ended March 31, 2024 and 2023, respectively. Per the MBA Forecast, mortgage interest rates are projected to decrease in subsequent periods, reaching 5.5% in 2026. Due to the rapidly changing environment brought on by inflationary pressures, inventory constraints, and geopolitical and military conflicts, these projections and the impact of actual future developments on the Company could be subject to material change.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three-month period ended March 31, 2024, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the 2023 Form 10-K.

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenues:
Net premiums written	$40,180	$38,966
Escrow and other title-related fees	3,723	3,655
Non-title services	4,304	5,312
Interest and dividends	2,520	2,074
Other investment income	111	753
Net investment gains	2,422	443
Other	199	140
Total Revenues	53,459	51,343

Operating Expenses:
Commissions to agents	19,870	19,326
Provision for claims	910	1,068
Personnel expenses	18,582	20,820
Office and technology expenses	4,465	4,400
Other expenses	3,835	4,168
Total Operating Expenses	47,662	49,782

Income before Income Taxes	5,797	1,561

Provision for Income Taxes	1,272	380

Net Income	$4,525	$1,181

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

Net Premiums Written

Net premiums written increased 3.1% for the three-month period ended March 31, 2024 to $40.2 million, compared with $39.0 million for the same prior year period. The increase for the three-month period ended March 31, 2024 is attributable to higher activity levels in some of our key markets.

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

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of premiums generated by direct and agency operations for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands, except percentages)	2024	%	2023	%
Direct	$13,321	33.2	$12,714	32.6
Agency	26,859	66.8	26,252	67.4
Total	$40,180	100.0	$38,966	100.0

Direct Net Premiums – The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations increased 4.8% for the three-month period ended March 31, 2024, compared with the same prior year period. The increase for the three-month period ended March 31, 2024 is attributable to higher activity levels in some of our key markets.

Agency Net Premiums – When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the underwriter. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written increased 2.3% for the three-month period ended March 31, 2024, compared with the same prior year period. The increase for the three-month period ended March 31, 2024 is attributable to higher activity levels in some of our key markets.

Following is a schedule of net premiums written for the three-month periods ended March 31, 2024 and 2023 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended March 31,
State (in thousands)	2024	2023
North Carolina	$14,777	$13,783
Texas	11,099	10,951
South Carolina	3,351	4,229
Georgia	2,459	3,547
All Others	8,413	6,627
Premiums Written	40,099	39,137
Reinsurance Assumed	—	—
Reinsurance Ceded	81	(171)
Net Premiums Written	$40,180	$38,966

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. Escrow and other title-related fee revenues were virtually unchanged at $3.7 million for the three-month periods ended March 31, 2024 and 2023.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $4.3 million for the three-month period ended March 31, 2024, compared with $5.3 million for the same prior year period. The decrease for the three-month period ended March 31, 2024 was primarily related to a decrease in like-kind exchange revenues.

Investment-Related Revenues

Investment-related revenues include interest and dividends, other investment income, and net investment gains.

Interest and Dividends

The Company derives a portion of its income from investments in short-term investments, fixed maturity securities, which are primarily municipal and corporate fixed maturity securities, and equity securities. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company's title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders.

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

Interest and dividends were $2.5 million for the three-month period ended March 31, 2024, compared with $2.1 million for the same prior year period. Interest and dividend income levels are primarily a function of general market performance, interest rates and the amount of cash available for investments that meet the Company's investment policy. The increase for the three-month period ended March 31, 2024 was primarily related to an increase in interest received due to higher interest rates and levels of short-term investments and fixed maturity securities.

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

Other investment income was $111 thousand for the three-month period ended March 31, 2024, compared $753 thousand for the same prior year period. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and/or distributions received.

Net Investment Gains

Net investment gains include realized gains and losses on the sale of investment securities and changes in the estimated fair value of equity security investments. Net investment gains were $2.4 million for the three-month period ended March 31, 2024, compared with $443 thousand for the same prior year period.

Net Realized Investment Gains and Losses – Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers’ business prospects and tax planning considerations.  Additionally, the amounts included in net investment gains are affected by assessments of securities’ valuation for impairment.  As a result of the interaction of these factors and considerations, the net realized investment gain or loss can vary significantly from period to period.

The net realized investment gains were $2.6 million for the three-month period ended March 31, 2024, compared with $7.2 million for the same prior year period. The Company recorded impairment charges of $53 thousand and $82 thousand on certain fixed maturity securities where the intent to hold had changed in the three-month periods ended March 31, 2024 and 2023, respectively. Management believes unrealized losses on the remaining fixed maturity securities at March 31, 2024 are not credit related.

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

Changes in the Estimated Fair Value of Equity Security Investments – Changes in the estimated fair value of equity security investments were $(169) thousand for the three-month period ended March 31, 2024, compared with $(6.8) million for the same prior year period. Such fluctuations are the result of changes in general market conditions during the respective periods, however, the sale of appreciated investment securities can result in a reduction in unrealized gains as they are reclassified to net realized investment gains, which is not indicative of a decline in estimated fair value.

Other Revenues

Other revenues primarily include miscellaneous income and gains and losses on the disposal of fixed assets and real estate and rental income. Other revenues were $199 thousand for the three-month period ended March 31, 2024, compared with $140 thousand for the same prior year period.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses decreased 4.3% for the three-month period ended March 31, 2024, compared with the same prior year period. The decrease for the three-month period ended March 31, 2024 was primarily due to a decline in personnel expenses and other expenses, partially offset by an increase in commissions to agents.

Following is a summary of the Company's operating expenses for the three-month periods ended March 31, 2024 and 2023. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(in thousands, except percentages)	2024	%	2023	%
Title Insurance	$44,774	93.9	$47,118	94.6
Exchange Services	647	1.4	579	1.2
All Other	2,241	4.7	2,085	4.2
Total	$47,662	100.0	$49,782	100.0

On a combined basis, the after-tax profit margin was 8.5% for the three-month period ended March 31, 2024, compared with 2.3% for the same prior year period. The increase for the three-month period ended March 31, 2024 was primarily due to increases in premiums and net investment gains and decreases in personnel costs and other overhead expense categories. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $18.6 million for the three-month period ended March 31, 2024, compared with $20.8 million for the same prior year period. On a consolidated basis, personnel expenses as a percentage of total revenues were 34.8% for the three-month period ended March 31, 2024, compared with 40.6% for the same prior year period. The decrease in personnel expenses for the three-month period ended March 31, 2024 was primarily due to reduced staffing levels.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $4.5 million and $4.4 million for the three-month periods ended March 31, 2024 and 2023, respectively.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $3.8 million for the three-month period ended March 31, 2024, compared with $4.2 million for the same prior year period. The decrease for the three-month period ended March 31, 2024 was primarily related to decreases in title and service fees, technology expenses and miscellaneous expenses.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 2.8% for the three-month period ended March 31, 2024, compared with the same prior year period. Commission expense as a percentage of net premiums written by agents was 74.0% for the three-month period ended March 31, 2024, compared with 73.6% for the same prior year period. The change in commission expense was primarily related to the increase in agent premium volume. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims decreased $158 thousand for the three-month period ended March 31, 2024, compared with the same prior year period. The provision for claims as a percentage of net premiums written was 2.3% for the three-month period ended March 31, 2024, compared with 2.7% for the same prior year period. The decrease in the provision for claims for the three-month period ended March 31, 2024 was primarily due to a higher level of favorable loss development and less incurred claims losses in the current year period.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $741 thousand and $1.3 million for the three-month periods ended March 31, 2024 and 2023, respectively.

At March 31, 2024, the total reserve for claims was $37.3 million. Of that total, approximately $3.2 million was reserved for specific claims, and approximately $34.1 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $1.3 million for the three-month period ended March 31, 2024, compared with $380 thousand for the same prior year period. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 21.9% for the three-month period ended March 31, 2024, compared with 24.3% for the same prior year period. The effective income tax rates for both 2024 and 2023 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effects of state taxes and tax-exempt income. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through March 31, 2024 will be realized. However, this judgment could be impacted by further market fluctuations.

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

Cash Flows – Net cash flows provided by (used in) operating activities were $1.4 million and $(13.1) million for the three-month periods ended March 31, 2024 and 2023, respectively. Cash flows provided by (used in) operating activities differ from net income due to adjustments for non-cash items, such as changes in the estimated fair value of equity security investments, gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. Net cash was used in investing activities for the three-month period ended March 31, 2024, compared with net cash being provided by investing activities in the prior year period.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of March 31, 2024, the Company held cash and cash equivalents of $21.6 million, short-term investments of $113.4 million, available-for-sale fixed maturity securities of $62.6 million and equity securities of $36.7 million. The net effect of all activities on total cash and cash equivalents was a decrease of $2.4 million in 2024. Beginning in late 2022, ongoing evaluation of changing business and financial market conditions led to portions of cash flow from operations, and certain amounts resulting from sales and maturities in the company’s investment portfolio, to be invested in short term investments to take advantage of elevated short-term interest rates.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of March 31, 2024, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

A strong financial position provides the necessary flexibility to fund potential acquisition activity, to invest in the Company's core business, and to minimize the financial impact of potential adverse developments. Adverse developments that generally require additional capital include adverse financial results, changes in statutory accounting requirements by regulators, reserve charges, investment losses or costs incurred to adapt to a changing regulatory environment, including costs related to Consumer Financial Protection Bureau regulation of the real estate industry.

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

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  The Company purchased 6,763 shares in the three-month period ended March 31, 2024 and no shares in the same prior year period. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market prices of the Company's common stock, the Company's available cash and the existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $2.2 million for the three-month period ended March 31, 2024. In 2024, the Company has plans for various capital improvement projects, including increased investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations - As of March 31, 2024, the Company had a claims reserve totaling $37.3 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at March 31, 2024 and December 31, 2023, were $15.2 million, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases. Included in a portion of the Company's current leases is an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year after 2024 is $5.2 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $220.6 million and $263.7 million as of March 31, 2024 and December 31, 2023, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

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

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the SEC. For more details on factors that could affect expectations, see the 2023 Form 10-K, including under the heading "Risk Factors." The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider the possibility that actual results may differ materially from our forward-looking statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A of the Company’s 2023 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended March 31, 2024, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				420,216
January 1 through January 31, 2024	—	$—	—	420,216
February 1 through February 29, 2024	—	—	—	420,216
March 1 through March 31, 2024	6,763	155.63	6,763	413,453
Total	6,763	$155.63	6,763	413,453
(1) On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. During the quarter ended March 31, 2024, the Company purchased a total of 6,763 shares of the Company's common stock under the repurchase plan. As of March 31, 2024, there was authority remaining under the plan to purchase up to an aggregate of 413,453 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

During the three-month period ended March 31, 2024, none of the Company's directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Dated:  May 8, 2024