Form 10-Q
period 2024-06-30
INVESTORS TITLE CO
filed 2024-08-09
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 25, 2024, there were 1,883,877 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2024 and December 31, 2023
(in thousands)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$26,686	$24,031
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: June 30, 2024: $93,334; December 31, 2023: $63,106)	93,479	63,847
Equity securities, at fair value (cost: June 30, 2024: $23,365; December 31, 2023: $22,981)	36,837	37,212
Short-term investments	84,480	110,224
Other investments	21,670	17,385
Total investments	236,466	228,668

Premiums and fees receivable	13,478	13,338
Accrued interest and dividends	1,321	978
Prepaid expenses and other receivables	10,829	13,525
Property, net	26,516	23,886
Goodwill and other intangible assets, net	15,630	16,249
Lease assets	6,205	6,303
Other assets	2,643	2,500
Current income taxes recoverable	558	1,081
Total Assets	$340,332	$330,559

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$37,204	$37,147
Accounts payable and accrued liabilities	31,469	31,864
Lease liabilities	6,427	6,449
Deferred income taxes, net	3,416	3,546
Total liabilities	78,516	79,006

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,884 and 1,891 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	261,648	250,915
Accumulated other comprehensive income	168	638
Total stockholders' equity	261,816	251,553
Total Liabilities and Stockholders’ Equity	$340,332	$330,559

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2024 and 2023
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net premiums written	$51,416	$44,005	$91,596	$82,971
Escrow and other title-related fees	4,801	4,604	8,524	8,259
Non-title services	4,304	4,565	8,608	9,877
Interest and dividends	2,568	2,150	5,088	4,224
Other investment income	890	1,648	1,001	2,401
Net investment gains	1,242	1,092	3,664	1,535
Other	161	250	360	390
Total Revenues	65,382	58,314	118,841	109,657

Operating Expenses:
Commissions to agents	26,550	20,603	46,420	39,929
Provision for claims	905	991	1,815	2,059
Personnel expenses	18,154	18,548	36,736	39,368
Office and technology expenses	4,308	4,513	8,773	8,913
Other expenses	4,198	3,813	8,033	7,981
Total Operating Expenses	54,115	48,468	101,777	98,250

Income before Income Taxes	11,267	9,846	17,064	11,407

Provision for Income Taxes	2,396	2,261	3,668	2,641

Net Income	$8,871	$7,585	$13,396	$8,766

Basic Earnings per Common Share	$4.71	$4.00	$7.10	$4.62

Weighted Average Shares Outstanding – Basic	1,884	1,895	1,886	1,896

Diluted Earnings per Common Share	$4.70	$4.00	$7.10	$4.62

Weighted Average Shares Outstanding – Diluted	1,886	1,896	1,887	1,896

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2024 and 2023
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$8,871	$7,585	$13,396	$8,766
Other comprehensive loss, before income tax:
Accumulated postretirement (benefit) expense obligation adjustment	—	(7)	—	134
Net unrealized losses on investments arising during the period	(246)	(530)	(670)	(297)
Reclassification adjustment for write-down of securities included in net income	21	30	74	112
Other comprehensive loss, before income tax	(225)	(507)	(596)	(51)
Income tax (benefit) expense related to postretirement health benefits	—	(2)	—	28
Income tax benefit related to net unrealized losses on investments arising during the period	(53)	(113)	(144)	(66)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	6	7	18	26
Net income tax benefit on other comprehensive loss	(47)	(108)	(126)	(12)
Other comprehensive loss	(178)	(399)	(470)	(39)
Comprehensive Income	$8,693	$7,186	$12,926	$8,727

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2024 and 2023
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2023	1,898	$—	$241,278	$560	$241,838
Net income			7,585		7,585
Dividends paid ($0.46 per share)			(873)		(873)
Repurchases of common stock	(7)		(959)		(959)
Share-based compensation expense related to stock appreciation rights			61		61
Accumulated postretirement benefit obligation adjustment, net of tax				(5)	(5)
Net unrealized loss on investments				(394)	(394)
Balance, June 30, 2023	1,891	$—	$247,092	$161	$247,253

Balance, March 31, 2024	1,884	$—	$253,616	$346	$253,962
Net income			8,871		8,871
Dividends paid ($0.46 per share)			(866)		(866)
Repurchases of common stock	—		(45)		(45)
Share-based compensation expense related to stock appreciation rights			72		72
Net unrealized loss on investments				(178)	(178)
Balance, June 30, 2024	1,884	$—	$261,648	$168	$261,816

Consolidated Statements of Stockholders’ Equity, continued
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	1,897	$—	$240,811	$200	$241,011
Net income			8,766		8,766
Dividends paid ($0.92 per share)			(1,746)		(1,746)
Repurchases of common stock	(7)		(959)		(959)
Exercise of stock appreciation rights	1		—		—
Share-based compensation expense related to stock appreciation rights			220		220
Accumulated postretirement benefit obligation adjustment, net of tax				106	106
Net unrealized loss on investments				(145)	(145)
Balance, June 30, 2023	1,891	$—	$247,092	$161	$247,253

Balance, December 31, 2023	1,891	$—	$250,915	$638	$251,553
Net income			13,396		13,396
Dividends paid ($0.92 per share)			(1,733)		(1,733)
Repurchases of common stock	(7)		(1,098)		(1,098)
Share-based compensation expense related to stock appreciation rights			168		168
Net unrealized loss on investments				(470)	(470)
Balance, June 30, 2024	1,884	$—	$261,648	$168	$261,816

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2024 and 2023
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income	$13,396	$8,766
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,701	1,307
Accretion of investments, net	(2,174)	(1,704)
Amortization of other intangible assets, net	619	657
Share-based compensation expense related to stock appreciation rights	168	220
Net gain on disposals of property	(16)	(53)
Net investment gains	(3,664)	(1,535)
Net earnings from other investments	(640)	(2,087)
Provision for claims	1,815	2,059
Benefit for deferred income taxes	(2)	(2,848)
Changes in assets and liabilities:
(Increase) decrease in premium and fees receivable	(140)	1,836
Decrease (increase) in other assets	999	(511)
Decrease (increase) in lease assets	98	(123)
Decrease in current income taxes receivable	523	1,174
Decrease in accounts payable and accrued liabilities	(1,033)	(12,993)
(Decrease) increase in lease liabilities	(22)	210
Increase in current income taxes payable	—	586
Payments of claims, net of recoveries	(1,758)	(2,386)
Net cash provided by (used in) operating activities	9,870	(7,425)

Investing Activities
Purchases of fixed maturity securities	(31,974)	(10,963)
Purchases of equity securities	(5,097)	(6,006)
Purchases of short-term investments	(73,317)	(81,202)
Purchases of other investments	(5,244)	(1,095)
Proceeds from sales and maturities of fixed maturity securities	2,505	6,212
Proceeds from sales of equity securities	9,209	25,378
Proceeds from sales and maturities of short-term investments	99,662	71,688
Proceeds from sales and distributions of other investments and assets	4,186	1,657
Purchases of property	(4,342)	(5,017)
Proceeds from the sale of property	28	351
Net cash (used in) provided by investing activities	(4,384)	1,003

Financing Activities
Repurchases of common stock	(1,098)	(959)
Dividends paid	(1,733)	(1,746)
Net cash used in financing activities	(2,831)	(2,705)

Net Increase (Decrease) in Cash and Cash Equivalents	2,655	(9,127)
Cash and Cash Equivalents, Beginning of Period	24,031	35,311
Cash and Cash Equivalents, End of Period	$26,686	$26,184

Consolidated Statements of Cash Flows, continued
	Six Months Ended June 30,
	2024	2023
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$3,147	$3,729
Non-Cash Investing and Financing Activities:
Non-cash net unrealized loss on investments, net of deferred tax benefit of $126 and $40 for June 30, 2024 and 2023, respectively	$470	$145
Adjustments to postretirement benefits obligation, net of deferred tax expense of $0 and $(28) for June 30, 2024 and 2023, respectively	$—	$(106)

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2024 or any other interim period.

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

Note 2 – Reserve for Claims

Activity in the reserve for claims for the six-month period ended June 30, 2024 and the year ended December 31, 2023 is summarized as follows:

(in thousands)	June 30, 2024	December 31, 2023
Balance, beginning of period	$37,147	$37,192
Provision charged to operations	1,815	4,762
Payments of claims, net of recoveries	(1,758)	(4,807)
Balance, end of period	$37,204	$37,147

The total reserve for all reported and unreported losses the Company incurred through June 30, 2024 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through June 30, 2024. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	June 30, 2024	%	December 31, 2023	%
Known title claims	$3,268	8.8	$2,855	7.7
IBNR	33,936	91.2	34,292	92.3
Total reserve for claims	$37,204	100.0	$37,147	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$8,871	$7,585	$13,396	$8,766
Weighted average common shares outstanding – Basic	1,884	1,895	1,886	1,896
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	2	1	1	—
Weighted average common shares outstanding – Diluted	1,886	1,896	1,887	1,896
Basic earnings per common share	$4.71	$4.00	$7.10	$4.62
Diluted earnings per common share	$4.70	$4.00	$7.10	$4.62

There were 13 thousand and 17 thousand potential shares excluded from the computation of diluted earnings per share for the three-month periods ended June 30, 2024 and 2023, respectively, due to the out-of-the-money status of the related share-based awards. There were 13 thousand and 24 thousand potential shares excluded from the computation of diluted earnings per share for the six-month periods ended June 30, 2024 and 2023, respectively, due to the out-of-the-money status of the related share-based awards.

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

As of June 30, 2024, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	39	$159.39	4.10	$243
SARs granted	5	142.88
SARs exercised	(2)	93.87
Outstanding as of December 31, 2023	42	$160.83	3.69	$428
SARs granted	5	160.94
SARs exercised	(2)	137.90
Outstanding as of June 30, 2024	45	$161.87	3.59	$927

Exercisable as of June 30, 2024	35	$165.16	3.13	$637

Unvested as of June 30, 2024	10	$149.84	5.30	$290

During the second quarter of 2024, the Company issued 5 thousand share-settled SARs to directors of the Company. During the second quarter of 2023, the Company issued 4 thousand share-settled SARs to directors of the Company. During the first quarter of 2023, the Company issued 1 thousand share-settled SARs to a director of the Company. There was no such first quarter issuance of SARs during the first quarter of 2024. The fair value of each SAR is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair values for the SARs issued during 2024 and 2023 were $64.00 and $55.52, respectively, and were estimated using the weighted average assumptions shown in the table below:

	2024	2023
Expected Life in Years	7.0	6.2	-	7.0
Volatility	35.0%	36.6%
Interest Rate	4.4%	3.7%
Yield Rate	1.1%	1.2%

There was approximately $168 thousand and $220 thousand of compensation expense relating to SARs vesting on or before June 30, 2024 and 2023, respectively, included in personnel expenses in the unaudited Consolidated Statements of Operations. As of June 30, 2024, there was $527 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended June 30, 2024 and 2023:

Three Months Ended June 30, 2024 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$60,767	$2,706	$1,994	$(4,785)	$60,682
Net investment income	3,342	97	1,261	—	4,700
Total revenues	$64,109	$2,803	$3,255	$(4,785)	$65,382
Operating expenses	55,795	692	2,259	(4,631)	54,115
Income before income taxes	$8,314	$2,111	$996	$(154)	$11,267
Total assets	$223,317	$8,786	$108,229	$—	$340,332

Three Months Ended June 30, 2023 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$54,034	$3,071	$2,010	$(5,691)	$53,424
Net investment income	4,052	52	786	—	4,890
Total revenues	$58,086	$3,123	$2,796	$(5,691)	$58,314
Operating expenses	51,161	600	2,225	(5,518)	48,468
Income before income taxes	$6,925	$2,523	$571	$(173)	$9,846
Total assets	$236,185	$3,850	$90,446	$—	$330,481

Six Months Ended June 30, 2024 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$108,495	$5,486	$3,904	$(8,797)	$109,088
Net investment income	6,994	165	2,594	—	9,753
Total revenues	$115,489	$5,651	$6,498	$(8,797)	$118,841
Operating expenses	104,355	1,362	4,531	(8,471)	101,777
Income before income taxes	$11,134	$4,289	$1,967	$(326)	$17,064
Total assets	$223,317	$8,786	$108,229	$—	$340,332

Six Months Ended June 30, 2023 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$100,200	$6,925	$3,899	$(9,527)	$101,497
Net investment income	6,579	86	1,495	—	8,160
Total revenues	$106,779	$7,011	$5,394	$(9,527)	$109,657
Operating expenses	101,885	1,208	4,340	(9,183)	98,250
Income before income taxes	$4,894	$5,803	$1,054	$(344)	$11,407
Total assets	$236,185	$3,850	$90,446	$—	$330,481

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $15.3 million and $15.2 million as of June 30, 2024 and December 31, 2023, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Service cost – benefits earned during the year	$—	$—	$—	$—
Interest cost on the projected benefit obligation	12	10	23	20
Amortization of unrecognized gain	—	(7)	—	(14)
Net periodic benefit cost	$12	$3	$23	$6

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of June 30, 2024 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$1,046	$—	$—	$1,046
General obligations of U.S. states, territories and political subdivisions	9,360	16	(66)	9,310
Special revenue issuer obligations of U.S. states, territories and political subdivisions	24,405	66	(77)	24,394
Corporate debt securities	58,523	325	(119)	58,729
Total	$93,334	$407	$(262)	$93,479

As of December 31, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$2,220	$2	$(2)	$2,220
General obligations of U.S. states, territories and political subdivisions	9,419	64	(24)	9,459
Special revenue issuer obligations of U.S. states, territories and political subdivisions	24,908	145	(66)	24,987
Corporate debt securities	26,559	655	(33)	27,181
Total	$63,106	$866	$(125)	$63,847

The special revenue category for both periods presented includes approximately 30 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at June 30, 2024 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$26,850	$26,826
Due one year through five years	42,311	42,273
Due five years through ten years	17,100	17,078
Due after ten years	7,073	7,302
Total	$93,334	$93,479

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2024 and December 31, 2023:

	Less than 12 Months		12 Months or Longer		Total
As of June 30, 2024 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$746	$—	$—	$—	$746	$—
General obligations of U.S. states, territories and political subdivisions	2,353	(6)	4,755	(60)	7,108	(66)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	7,175	(22)	4,719	(54)	11,894	(76)
Corporate debt securities	29,488	(88)	3,429	(32)	32,917	(120)
Total	$39,762	$(116)	$12,903	$(146)	$52,665	$(262)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2023 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,488	$(2)	$—	$—	$1,488	$(2)
General obligations of U.S. states, territories and political subdivisions	5,925	(23)	101	(1)	6,026	(24)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	7,124	(16)	3,085	(50)	10,209	(66)
Corporate debt securities	6,052	(29)	296	(4)	6,348	(33)
Total	$20,589	$(70)	$3,482	$(55)	$24,071	$(125)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.

Factors considered in determining whether a loss is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 99 and 51 fixed maturity securities had unrealized losses at June 30, 2024 and December 31, 2023, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded impairment charges related to fixed maturity securities totaling $21 thousand and $74 thousand for the three- and six-month periods ended June 30, 2024, respectively, and $30 thousand and $112 thousand for the three- and six-month periods ended June 30, 2023, respectively. Expenses related to impairments are recorded in net investment gains in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of June 30, 2024 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$23,365	$36,837
Total	$23,365	$36,837

As of December 31, 2023 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$22,981	$37,212
Total	$22,981	$37,212

Unrealized holding gains and losses are reported in the unaudited Consolidated Financial Statements of Operations as net investment gains.

Net Investment Gains

Gross investment gains and losses for the three- and six-month periods ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Gross realized gains from securities:
Common stocks	$1,906	$6,217	$4,713	$13,700
Total	$1,906	$6,217	$4,713	$13,700
Gross realized losses from securities:
Common stocks	$(55)	$(202)	$(217)	$(323)
Write-down of securities	(21)	(30)	(74)	(112)
Total	$(76)	$(232)	$(291)	$(435)
Net realized gains from securities	$1,830	$5,985	$4,422	$13,265
Gross realized gains (losses) on other investments:
Gains on other investments	$1	$—	$1	$—
Losses on other investments	—	(69)	—	(116)
Total	$1	$(69)	$1	$(116)
Net realized investment gains	$1,831	$5,916	$4,423	$13,149
Changes in the estimated fair value of equity security investments	$(589)	$(4,824)	$(759)	$(11,614)
Net investment gains	$1,242	$1,092	$3,664	$1,535

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause and no participation rights exist. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of June 30, 2024:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$11,510	$12,705	$17,337
Small business investment LPs	Other investments	1,205	1,276	803
Total		$12,715	$13,981	$18,140

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of June 30, 2024 and December 31, 2023, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of June 30, 2024 and December 31, 2023:

As of June 30, 2024 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$1,046	$33,704	$—	$34,750
Corporate debt securities	—	58,729	—	58,729
Total	$1,046	$92,433	$—	$93,479

As of December 31, 2023 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$2,220	$34,446	$—	$36,666
Corporate debt securities	—	27,181	—	27,181
Total	$2,220	$61,627	$—	$63,847

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of June 30, 2024 and December 31, 2023:

As of June 30, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$26,686	$—	$—	$26,686
Accrued interest and dividends	1,321	—	—	1,321
Equity securities, at fair value:
Common stocks	36,837	—	—	36,837
Short-term investments:
Money market funds and U.S. Treasury bills	84,480	—	—	84,480
Total	$149,324	$—	$—	$149,324

As of December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$24,031	$—	$—	$24,031
Accrued interest and dividends	978	—	—	978
Equity securities, at fair value:
Common stocks	37,212	—	—	37,212
Short-term investments:
Money market funds and U.S. Treasury bills	110,224	—	—	110,224
Total	$172,445	$—	$—	$172,445

The Company did not hold any Level 3 category debt or marketable equity investment securities as of June 30, 2024 or December 31, 2023.

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

Certain measurement alternative equity investments and notes receivable are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. There were no impairments of such investments made during the six-month period ended June 30, 2024 or the twelve-month period ended December 31, 2023. The following table presents assets measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023:

As of June 30, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$9,251	$9,251
Notes receivable	—	—	641	641
Total	$—	$—	$9,892	$9,892

As of December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$9,300	$9,300
Notes receivable	—	—	2,201	2,201
Total	$—	$—	$11,501	$11,501

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

Like-Kind Exchanges Proceeds – In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another wholly owned subsidiary of the Company, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $203.8 million and $263.7 million as of June 30, 2024 and December 31, 2023, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of June 30, 2024	As of December 31, 2023
Other investments	$4,927	$5,561
Premium and fees receivable	$3,683	$627

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net premiums written	$7,638	$6,274	$12,845	$10,407
Non-title services and other investment income	$843	$1,747	$1,039	$2,497
Commissions to agents	$5,103	$4,093	$8,790	$6,846

Note 9 – Intangible Assets, Goodwill and Title Plants

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions are principally based on values obtained from an independent third-party valuation service and are all Level 3 inputs. Management determined that no events or changes in circumstances occurred during the six-month periods ended June 30, 2024 and 2023 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Referral relationships	$8,898	$8,898
Non-compete agreements	3,155	3,155
Tradename	747	747
Total	12,800	12,800
Accumulated amortization	(6,795)	(6,176)
Identifiable intangible assets, net	$6,005	$6,624

The following table provides the estimated aggregate amortization expense, as of June 30, 2024, for each of the five succeeding fiscal years:

Year Ended (in thousands)
2024	$559
2025	1,095
2026	1,095
2027	679
2028	650
Thereafter	1,740
Total	$5,818

Goodwill and Title Plants

As of June 30, 2024, the Company recognized $9.6 million in goodwill and $1.6 million in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with FASB's Accounting Standards Codification ("ASC") 350, the Company determined that no events or changes in circumstances occurred during the six-month periods ended June 30, 2024 and 2023 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three- and six-month periods ended June 30, 2024 and 2023:

Three Months Ended June 30, 2024 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at March 31, 2024	$291	$55	$346
Other comprehensive loss before calculations	(193)	—	(193)
Amounts reclassified from accumulated other comprehensive income	15	—	15
Net current-period other comprehensive loss	(178)	—	(178)
Ending balance	$113	$55	$168

Three Months Ended June 30, 2023 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at March 31, 2023	$413	$147	$560
Other comprehensive loss before calculations	(417)	(5)	(422)
Amounts reclassified from accumulated other comprehensive income	23	—	23
Net current-period other comprehensive loss	(394)	(5)	(399)
Ending balance	$19	$142	$161

Six Months Ended June 30, 2024 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2023	$583	$55	$638
Other comprehensive loss before calculations	(526)	—	(526)
Amounts reclassified from accumulated other comprehensive income	56	—	56
Net current-period other comprehensive loss	(470)	—	(470)
Ending balance	$113	$55	$168

Six Months Ended June 30, 2023 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2022	$164	$36	$200
Other comprehensive (loss) income before calculations	(231)	106	(125)
Amounts reclassified from accumulated other comprehensive income	86	—	86
Net current-period other comprehensive (loss) income	(145)	106	(39)
Ending balance	$19	$142	$161

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three- and six-month periods ended June 30, 2024 and 2023:

Three Months Ended June 30, 2024 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(21)
Total	$(21)	Net investment gains
Tax	6	Provision for income taxes
Net of Tax	$(15)
Reclassifications for the period	$(15)

Three Months Ended June 30, 2023 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(30)
Total	$(30)	Net investment gains
Tax	7	Provision for income taxes
Net of Tax	$(23)
Reclassifications for the period	$(23)

Six Months Ended June 30, 2024 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(74)
Total	$(74)	Net investment gains
Tax	18	Provision for income taxes
Net of Tax	$(56)
Reclassifications for the period	$(56)

Six Months Ended June 30, 2023 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(112)
Total	$(112)	Net investment gains
Tax	26	Provision for income taxes
Net of Tax	$(86)
Reclassifications for the period	$(86)

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

Other: The Company occasionally recognizes revenue from other miscellaneous contracts which can include, but are not limited to, seminar and education registration fees and software licensing contracts. These revenue streams are deemed immaterial to the operations of the Company, and revenue is recognized when, or as, performance obligations are completed.

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue from contracts with customers:
Escrow and other title-related fees	$4,801	$4,604	$8,524	$8,259
Non-title services	4,304	4,565	8,608	9,877
Total revenue from contracts with customers	9,105	9,169	17,132	18,136
Other sources of revenue:
Net premiums written	51,416	44,005	91,596	82,971
Investment-related revenue	4,700	4,890	9,753	8,160
Other	161	250	360	390
Total revenues	$65,382	$58,314	$118,841	$109,657

Note 12 – Leases

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases.

Included in a portion of the Company's current leases are options to extend or cancel the lease term. The exercise of such options are solely at the Company's discretion. The lease liability recorded in the unaudited Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the inception date that the lease was expected to be renewed or extended. The Company, in determining the present value of lease payments, utilized the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields, as explicit rates of interest were not readily determinable in the lease contracts. The Company does not carry debt; thus no incremental borrowing rate was available to the Company.

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s leases follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating leases	$707	$745	$1,365	$1,476
Finance leases:
Amortization of lease assets	61	54	132	108
Lease expense	$768	$799	$1,497	$1,584
Sub-lease income	(68)	—	(120)	—
Lease cost	$700	$799	$1,377	$1,584

Components of the lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Current:
Operating lease liabilities	$2,349	$2,201
Finance lease liabilities	234	170
Non-current:
Operating lease liabilities	3,363	3,792
Finance lease liabilities	481	286
Total lease liabilities	$6,427	$6,449

The future minimum lease payments for leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2024, are summarized as follows:

Year Ended (in thousands)	Operating Leases	Finance Leases	Total
2024	$2,524	$259	$2,783
2025	1,738	224	1,962
2026	993	176	1,169
2027	238	101	339
2028	231	8	239
Thereafter	368	—	368
Total undiscounted payments	$6,092	$768	$6,860
Less: present value adjustment	(380)	(53)	(433)
Lease liabilities	$5,712	$715	$6,427

Supplemental lease information is as follows:

	As of June 30, 2024	As of December 31, 2023
Weighted average remaining lease term (years)
Operating leases	3.30	3.07
Finance leases	3.28	2.93
Weighted average discount rate
Operating leases	3.9%	3.8%
Finance leases	4.3%	3.7%

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

Overview

Title Insurance

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Total revenues from the title segment accounted for 90.3% of the Company's revenues for the six-month period ended June 30, 2024.

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

Real Estate Environment

The Mortgage Bankers Association's ("MBA") June 24, 2024 Mortgage Finance Forecast (“MBA Forecast”) projects 2024 purchase activity to increase 3.7% to $1,374 billion and mortgage refinance activity to increase 34.4% to $422 billion, resulting in a net increase in total mortgage originations of 9.6% to $1,796 billion, all from 2023 levels. In 2023, purchase activity accounted for 80.8% of all mortgage originations and is projected in the MBA Forecast to represent 76.5% of all mortgage originations in 2024. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 6.9% and 6.4% for the six-month periods ended June 30, 2024 and 2023, respectively. Per the MBA Forecast, mortgage interest rates are projected to decrease in subsequent periods, declining to 5.8% in 2026. Due to the rapidly changing environment brought on by inflationary pressures, inventory constraints, and geopolitical and military conflicts, these projections and the impact of actual future developments on the Company could be subject to material change.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the six-month period ended June 30, 2024, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the 2023 Form 10-K.

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three- and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues:
Net premiums written	$51,416	$44,005	$91,596	$82,971
Escrow and other title-related fees	4,801	4,604	8,524	8,259
Non-title services	4,304	4,565	8,608	9,877
Interest and dividends	2,568	2,150	5,088	4,224
Other investment income	890	1,648	1,001	2,401
Net investment gains	1,242	1,092	3,664	1,535
Other	161	250	360	390
Total Revenues	65,382	58,314	118,841	109,657

Operating Expenses:
Commissions to agents	26,550	20,603	46,420	39,929
Provision for claims	905	991	1,815	2,059
Personnel expenses	18,154	18,548	36,736	39,368
Office and technology expenses	4,308	4,513	8,773	8,913
Other expenses	4,198	3,813	8,033	7,981
Total Operating Expenses	54,115	48,468	101,777	98,250

Income before Income Taxes	11,267	9,846	17,064	11,407

Provision for Income Taxes	2,396	2,261	3,668	2,641

Net Income	$8,871	$7,585	$13,396	$8,766

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 16.8% and 10.4% for the three- and six-month periods ended June 30, 2024 to $51.4 million and $91.6 million, respectively, compared with $44.0 million and $83.0 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2024 were attributable to higher real estate activity levels in certain markets and continued increases in average home prices.

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

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of premiums generated by direct and agency operations for the three- and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2024	%	2023	%	2024	%	2023	%
Direct	$15,531	30.2	$15,776	35.9	$28,852	31.5	$28,490	34.3
Agency	35,885	69.8	28,229	64.1	62,744	68.5	54,481	65.7
Total	$51,416	100.0	$44,005	100.0	$91,596	100.0	$82,971	100.0

Direct Net Premiums – The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations decreased 1.6% and increased 1.3% for the three- and six-month periods ended June 30, 2024, respectively, compared with the same prior year periods. The decrease for the three-month period ended June 30, 2024 was primarily the result of the Company making the strategic decision to close less profitable offices of a wholly owned title insurance agency. The increase for the six-month period ended June 30, 2024 was primarily driven by higher activity levels in certain markets and continued increases in average home prices.

Agency Net Premiums – When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the Company. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written increased 27.1% and 15.2% for the three- and six-month periods ended June 30, 2024, compared with the same prior year periods. The increases for the three- and six-month periods ended June 30, 2024 were primarily driven by higher activity levels in certain markets and continued increases in average home prices.

Following is a schedule of net premiums written for the three- and six-month periods ended June 30, 2024 and 2023 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State (in thousands)	2024	2023	2024	2023
North Carolina	$18,161	$17,058	$32,938	$30,841
Texas	14,088	12,428	25,187	23,379
South Carolina	4,592	3,585	7,943	7,814
Georgia	4,304	2,631	6,763	6,178
Florida	3,974	1,383	6,111	2,350
All Others	6,330	6,963	12,606	12,623
Premiums Written	51,449	44,048	91,548	83,185
Reinsurance Assumed	—	—	—	—
Reinsurance Ceded	(33)	(43)	48	(214)
Net Premiums Written	$51,416	$44,005	$91,596	$82,971

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of title insurance policies including settlement, examination and closing fees. Escrow and other title-related fee revenues were $4.8 million and $8.5 million for the three- and six-month periods ended June 30, 2024, respectively, compared with $4.6 million and $8.3 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2024 were mainly due to increases in real estate transaction volume.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $4.3 million and $8.6 million for the three- and six-month periods ended June 30, 2024, respectively, compared with $4.6 million and $9.9 million for the same prior year periods. The decreases for the three- and six-month periods ended June 30, 2024 were primarily related to decreases in like-kind exchange revenues.

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

The Company’s investment strategy emphasizes after-tax income and principal preservation.  The Company’s investments are primarily in short-term investments, fixed maturity securities and equity securities.  The average effective maturity of the majority of the fixed maturity securities at June 30, 2024 is less than 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

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

Interest and dividends were $2.6 million and $5.1 million for the three- and six-month periods ended June 30, 2024, respectively, compared with $2.2 million and $4.2 million for the same prior year periods.  Interest and dividend levels are primarily a function of general market performance, interest rates and the amount of cash available for investments that meet the Company's investment policy. The increases for the three- and six-month periods ended June 30, 2024 were primarily related to elevated levels of interest income, predominantly influenced by interest rates, general market performance, and the amount of investments and cash held.

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

Other investment income was $890 thousand and $1.0 million for the three- and six-month periods ended June 30, 2024, respectively, compared with $1.6 million and $2.4 million for the same prior year periods. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and distributions received.

Net Investment Gains

Net investment gains and losses include realized gains and losses on the sale of investment securities and changes in the estimated fair value of equity security investments.

Net Realized Investment Gains and Losses – Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers’ business prospects and tax planning considerations.  Additionally, the amounts included in net realized investment gains or losses are affected by assessments of securities’ valuation for impairment.  As a result of the interaction of these factors and considerations, the net realized investment gain or loss can vary significantly from period to period.

The net realized investment gains were $1.8 million and $4.4 million for the three- and six-month periods ended June 30, 2024, respectively, compared with $5.9 million and $13.1 million for the same prior year periods. The Company recorded impairment charges of $21 thousand and $74 thousand on certain fixed maturity securities where the intent to hold has changed in the three- and six-month periods ended June 30, 2024, respectively, compared with $30 thousand and $112 thousand for the same prior year periods. Management believes unrealized losses on the remaining fixed maturity securities at June 30, 2024 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments – Changes in the estimated fair value of equity security investments were $(589) thousand and $(759) thousand for the three- and six-month periods ended June 30, 2024, respectively, compared with $(4.8) million and $(11.6) million for the same prior year periods. Such fluctuations are typically the result of changes in general market conditions during the respective periods, however, the sale of appreciated investment securities can result in a reduction in unrealized gains as they are reclassified to net realized investment gains, which is not indicative of a decline in estimated fair value.

Other Revenues

Other revenues primarily include miscellaneous income and gains and losses on the disposal of fixed assets and real estate. Other revenues were $161 thousand and $360 thousand for the three- and six-month periods ended June 30, 2024, respectively, compared with $250 thousand and $390 thousand for the same prior year periods.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 11.7% and 3.6% for the three- and six-month periods ended June 30, 2024, compared with the same prior year periods. The increases for the three- and six-month periods ended June 30, 2024 were primarily due to increases in commissions to agents and other expenses, partially offset by decreases in personnel expenses.

Following is a summary of the Company's operating expenses for the three- and six-month periods ended June 30, 2024 and 2023. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2024	%	2023	%	2024	%	2023	%
Title Insurance	$51,216	94.7	$45,700	94.3	$95,990	94.3	$92,818	94.5
Exchange Services	670	1.2	575	1.2	1,317	1.3	1,154	1.2
All Other	2,229	4.1	2,193	4.5	4,470	4.4	4,278	4.3
Total	$54,115	100.0	$48,468	100.0	$101,777	100.0	$98,250	100.0

On a combined basis, the after-tax profit margins were 13.6% and 11.3% for the three- and six-month periods ended June 30, 2024, respectively, compared with 13.0% and 8.0% for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2024 were primarily due to growth in net premiums written, Company expense reduction initiatives, and higher levels of investment earnings. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $18.2 million and $36.7 million for the three- and six-month periods ended June 30, 2024, respectively, compared with $18.5 million and $39.4 million for the same prior year periods. On a consolidated basis, personnel expenses as a percentage of total revenues were 27.8% and 30.9% for the three- and six-month periods ended June 30, 2024, respectively, compared with 31.8% and 35.9% for the same prior year periods. The decreases in personnel expenses for the three- and six-month periods ended June 30, 2024 were primarily due to lower staffing levels.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses remained relatively consistent with the prior year period at $4.3 million and $8.8 million for the three- and six-month periods ended June 30, 2024, respectively, compared with $4.5 million and $8.9 million for the same prior year periods.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $4.2 million and $8.0 million for the three- and six-month periods ended June 30, 2024, respectively, compared with $3.8 million and $8.0 million for the same prior year periods. The increase for the three-month period June 30, 2024 was mainly due to expenses associated with higher title insurance revenues.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 28.9% and 16.3% for the three- and six-month periods ended June 30, 2024, respectively, compared with the same prior year periods. Commission expense as a percentage of net premiums written by agents was 74.0% and 74.0% for the three- and six-month periods ended June 30, 2024, respectively, compared with 73.0% and 73.3% for the same prior year periods. The changes in commission expense, and commission expense as a percentage of net premiums written, were commensurate with the increases in agent premium volume. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims decreased 8.7% and 11.9% for the three- and six-month periods ended June 30, 2024, respectively, compared with the same prior year periods. The provision for claims as a percentage of net premiums written was 1.8% and 2.0% for the three- and six-month periods ended June 30, 2024, respectively, compared with 2.3% and 2.5% for the same prior year periods. The decreases in the provision for claims as a percentage of net premiums written for the three- and six-month periods ended June 30, 2024 were primarily due to favorable loss development.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $1.8 million and $2.4 million for the six-month periods ended June 30, 2024 and 2023, respectively.

At June 30, 2024, the total reserve for claims was $37.2 million. Of that total, approximately $3.3 million was reserved for specific claims, and approximately $33.9 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $2.4 million and $3.7 million for the three- and six-month periods ended June 30, 2024, respectively, compared with $2.3 million and $2.6 million for the same prior year periods. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 21.3% and 21.5% for the three- and six-month periods ended June 30, 2024, respectively, compared with 23.0% and 23.2% for the same prior year periods. The effective income tax rates for both 2024 and 2023 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income and state taxes. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through June 30, 2024 will be realized. However, this judgment could be impacted by further market fluctuations.

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

Cash Flows – Net cash flows provided by (used in) operating activities were $9.9 million and $(7.4) million for the six-month periods ended June 30, 2024 and 2023, respectively. Cash flows provided by (used in) operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. Net cash was used in investing activities for the six-month period ended June 30, 2024, compared with net cash being provided by investing activities in the prior year period. Net cash was used in financing activities for the six-month periods ended June 30, 2024 and 2023.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of June 30, 2024, the Company held cash and cash equivalents of $26.7 million, short-term investments of $84.5 million, available-for-sale fixed maturity securities of $93.5 million and equity securities of $36.8 million. The net effect of all activities on total cash and cash equivalents was an increase of $2.7 million in 2024.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of June 30, 2024, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased 7,039 shares in the six-month period ended June 30, 2024 and 7,000 shares in the corresponding period in 2023.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $4.3 million for the six-month period ended June 30, 2024. In 2024, the Company has plans for various capital improvement projects, including investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations - As of June 30, 2024, the Company had a claims reserve totaling $37.2 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at June 30, 2024 and December 31, 2023, were $15.3 million and $15.2 million, respectively, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases. Included in a portion of the Company's current leases is an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year after 2024 is $4.1 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $203.8 million and $263.7 million as of June 30, 2024 and December 31, 2023, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

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
•the incidence of fraud-related losses;
•the impact of cyberattacks (including ransomware attacks) and other cybersecurity events involving the Company or its vendors, including damage to the Company's reputation in the event of a serious IT breach or failure;
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

•the Company’s reliance upon the North Carolina, Texas, South Carolina, Georgia and Florida markets for a significant portion of its premiums;
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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended June 30, 2024, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				413,453
April 1 through April 30, 2024	—	$—	—	413,453
May 1 through May 31, 2024	276	163.88	276	413,177
June 1 through June 30, 2024	—	—	—	413,177
Total	276	$163.88	276	413,177
(1) On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. During the quarter ended June 30, 2024, the Company purchased a total of 276 shares of the Company's common stock under the repurchase plan. As of June 30, 2024, there was authority remaining under the plan to purchase up to an aggregate of 413,177 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Trading Arrangements

During the three-month period ended June 30, 2024, none of the Company's directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Dated:  August 8, 2024