Form 10-Q
period 2024-09-30
INVESTORS TITLE CO
filed 2024-11-07
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 25, 2024, there were 1,884,097 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2024 and December 31, 2023
(in thousands)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$25,464	$24,031
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: September 30, 2024: $102,051; December 31, 2023: $63,106)	103,368	63,847
Equity securities, at fair value (cost: September 30, 2024: $23,540; December 31, 2023: $22,981)	37,753	37,212
Short-term investments	87,449	110,224
Other investments	20,640	17,385
Total investments	249,210	228,668

Premiums and fees receivable	14,228	13,338
Accrued interest and dividends	1,468	978
Prepaid expenses and other receivables	9,585	13,525
Property, net	27,453	23,886
Goodwill and other intangible assets, net	15,349	16,249
Lease assets	5,883	6,303
Other assets	2,649	2,500
Current income taxes recoverable	697	1,081
Total Assets	$351,986	$330,559

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$37,049	$37,147
Accounts payable and accrued liabilities	33,911	31,864
Lease liabilities	6,088	6,449
Deferred income taxes, net	3,625	3,546
Total liabilities	80,673	79,006

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,884 and 1,891 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	270,225	250,915
Accumulated other comprehensive income	1,088	638
Total stockholders' equity	271,313	251,553
Total Liabilities and Stockholders’ Equity	$351,986	$330,559

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2024 and 2023
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net premiums written	$54,855	$49,822	$146,451	$132,793
Escrow and other title-related fees	4,574	4,683	13,098	12,942
Non-title services	4,305	4,636	12,913	14,513
Interest and dividends	2,736	2,313	7,824	6,537
Other investment income	995	514	1,996	2,915
Net investment gains (losses)	976	(815)	4,640	720
Other	388	257	748	647
Total Revenues	68,829	61,410	187,670	171,067

Operating Expenses:
Commissions to agents	29,089	23,806	75,509	63,735
Provision for claims	1,668	1,838	3,483	3,897
Personnel expenses	18,057	19,083	54,793	58,451
Office and technology expenses	4,388	4,209	13,161	13,122
Other expenses	4,039	3,864	12,072	11,845
Total Operating Expenses	57,241	52,800	159,018	151,050

Income before Income Taxes	11,588	8,610	28,652	20,017

Provision for Income Taxes	2,273	1,526	5,941	4,167

Net Income	$9,315	$7,084	$22,711	$15,850

Basic Earnings per Common Share	$4.94	$3.75	$12.05	$8.37

Weighted Average Shares Outstanding – Basic	1,884	1,891	1,885	1,894

Diluted Earnings per Common Share	$4.92	$3.75	$12.02	$8.37

Weighted Average Shares Outstanding – Diluted	1,893	1,891	1,889	1,894

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2024 and 2023
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$9,315	$7,084	$22,711	$15,850
Other comprehensive income (loss), before income tax:
Accumulated postretirement (benefit) expense obligation adjustment	—	(7)	—	127
Net unrealized gains (losses) on investments arising during the period	1,171	(1,250)	501	(1,547)
Reclassification adjustment for write-down of securities included in net income	—	96	74	208
Other comprehensive income (loss), before income tax	1,171	(1,161)	575	(1,212)
Income tax (benefit) expense related to postretirement health benefits	—	(1)	—	27
Income tax expense (benefit) related to net unrealized gains (losses) on investments arising during the period	251	(266)	107	(332)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	—	22	18	48
Net income tax expense (benefit) on other comprehensive income (loss)	251	(245)	125	(257)
Other comprehensive income (loss)	920	(916)	450	(955)
Comprehensive Income	$10,235	$6,168	$23,161	$14,895

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2024 and 2023
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2023	1,891	$—	$247,092	$161	$247,253
Net income			7,084		7,084
Dividends paid ($0.46 per share)			(870)		(870)
Share-based compensation expense related to stock appreciation rights			117		117
Accumulated postretirement benefit obligation adjustment, net of tax				(6)	(6)
Net unrealized loss on investments				(910)	(910)
Balance, September 30, 2023	1,891	$—	$253,423	$(755)	$252,668

Balance, June 30, 2024	1,884	$—	$261,648	$168	$261,816
Net income			9,315		9,315
Dividends paid ($0.46 per share)			(867)		(867)
Exercise of stock appreciation rights	—		1		1
Share-based compensation expense related to stock appreciation rights			128		128
Net unrealized gain on investments				920	920
Balance, September 30, 2024	1,884	$—	$270,225	$1,088	$271,313

Consolidated Statements of Stockholders’ Equity, continued
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	1,897	$—	$240,811	$200	$241,011
Net income			15,850		15,850
Dividends paid ($1.38 per share)			(2,616)		(2,616)
Repurchases of common stock	(7)		(959)		(959)
Exercise of stock appreciation rights	1		—		—
Share-based compensation expense related to stock appreciation rights			337		337
Accumulated postretirement benefit obligation adjustment, net of tax				100	100
Net unrealized loss on investments				(1,055)	(1,055)
Balance, September 30, 2023	1,891	$—	$253,423	$(755)	$252,668

Balance, December 31, 2023	1,891	$—	$250,915	$638	$251,553
Net income			22,711		22,711
Dividends paid ($1.38 per share)			(2,600)		(2,600)
Repurchases of common stock	(7)		(1,098)		(1,098)
Exercise of stock appreciation rights	—		1		1
Share-based compensation expense related to stock appreciation rights			296		296
Net unrealized gain on investments				450	450
Balance, September 30, 2024	1,884	$—	$270,225	$1,088	$271,313

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2024 and 2023
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$22,711	$15,850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,491	2,005
Accretion of investments, net	(3,070)	(2,663)
Amortization of other intangible assets, net	900	982
Share-based compensation expense related to stock appreciation rights	296	337
Net gain on disposals of property	(230)	(99)
Net investment gains	(4,640)	(720)
Net earnings from other investments	(1,326)	(2,445)
Provision for claims	3,483	3,897
Benefit for deferred income taxes	(45)	(4,021)
Changes in assets and liabilities:
(Increase) decrease in premium and fees receivable	(890)	1,725
Decrease (increase) in other assets	340	(4,029)
Decrease in lease assets	420	275
Decrease in current income taxes receivable	384	1,174
Increase (decrease) in accounts payable and accrued liabilities	809	(16,204)
Decrease in lease liabilities	(361)	(200)
Increase in current income taxes payable	—	1,008
Payments of claims, net of recoveries	(3,581)	(3,595)
Net cash provided by (used in) operating activities	17,691	(6,723)

Investing Activities
Purchases of fixed maturity securities	(47,296)	(18,445)
Purchases of equity securities	(6,979)	(7,934)
Purchases of short-term investments	(97,963)	(113,548)
Purchases of other investments	(5,628)	(2,765)
Proceeds from sales and maturities of fixed maturity securities	9,200	6,312
Proceeds from sales of equity securities	11,238	28,836
Proceeds from sales and maturities of short-term investments	124,494	115,829
Proceeds from sales and distributions of other investments and assets	6,201	3,327
Purchases of property	(6,075)	(6,621)
Proceeds from the sale of property	247	407
Net cash (used in) provided by investing activities	(12,561)	5,398

Financing Activities
Repurchases of common stock	(1,098)	(959)
Exercise of stock appreciation rights	1	—
Dividends paid	(2,600)	(2,616)
Net cash used in financing activities	(3,697)	(3,575)

Net Increase (Decrease) in Cash and Cash Equivalents	1,433	(4,900)
Cash and Cash Equivalents, Beginning of Period	24,031	35,311
Cash and Cash Equivalents, End of Period	$25,464	$30,411

Consolidated Statements of Cash Flows, continued
	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$5,644	$6,968
Non-Cash Investing and Financing Activities:
Non-cash net unrealized (gain) loss on investments, net of deferred tax (provision) benefit of $(125) and $284 for September 30, 2024 and 2023, respectively	$(450)	$1,055
Adjustments to postretirement benefits obligation, net of deferred tax expense of $0 and $(27) for September 30, 2024 and 2023, respectively	$—	$(100)

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2024 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2024 or any other interim period.

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

Note 2 – Reserve for Claims

Activity in the reserve for claims for the nine-month period ended September 30, 2024 and the year ended December 31, 2023 is summarized as follows:

(in thousands)	September 30, 2024	December 31, 2023
Balance, beginning of period	$37,147	$37,192
Provision charged to operations	3,483	4,762
Payments of claims, net of recoveries	(3,581)	(4,807)
Balance, end of period	$37,049	$37,147

The total reserve for all reported and unreported losses the Company incurred through September 30, 2024 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2024. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	September 30, 2024	%	December 31, 2023	%
Known title claims	$2,742	7.4	$2,855	7.7
IBNR	34,307	92.6	34,292	92.3
Total reserve for claims	$37,049	100.0	$37,147	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$9,315	$7,084	$22,711	$15,850
Weighted average common shares outstanding – Basic	1,884	1,891	1,885	1,894
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	9	—	4	—
Weighted average common shares outstanding – Diluted	1,893	1,891	1,889	1,894
Basic earnings per common share	$4.94	$3.75	$12.05	$8.37
Diluted earnings per common share	$4.92	$3.75	$12.02	$8.37

There were 0 and 24 thousand potential shares excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2024 and 2023, respectively, due to the out-of-the-money status of the related share-based awards. There were 4 thousand and 24 thousand potential shares excluded from the computation of diluted earnings per share for the nine-month periods ended September 30, 2024 and 2023, respectively, due to the out-of-the-money status of the related share-based awards.

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

As of September 30, 2024, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	39	$159.39	4.10	$243
SARs granted	5	142.88
SARs exercised	(2)	93.87
Outstanding as of December 31, 2023	42	$160.83	3.69	$428
SARs granted	5	160.94
SARs exercised	(4)	154.13
SARs forfeited or expired	(4)	192.71
Outstanding as of September 30, 2024	39	$157.74	3.85	$2,783

Exercisable as of September 30, 2024	31	$159.86	3.61	$2,180

Unvested as of September 30, 2024	8	$148.86	4.83	$603

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

There was approximately $296 thousand and $128 thousand of compensation expense relating to SARs vesting on or before September 30, 2024 included in personnel expenses in the unaudited Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2024, respectively. There was approximately $337 thousand and $117 thousand of compensation expense relating to SARs vesting on or before September 30, 2023 included in personnel expenses in the unaudited Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2023, respectively. As of September 30, 2024, there was $399 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$63,272	$2,634	$2,252	$(4,036)	$64,122
Net investment income	3,681	115	911	—	4,707
Total revenues	$66,953	$2,749	$3,163	$(4,036)	$68,829
Operating expenses	58,211	668	2,244	(3,882)	57,241
Income before income taxes	$8,742	$2,081	$919	$(154)	$11,588
Total assets	$231,805	$10,446	$109,735	$—	$351,986

Three Months Ended September 30, 2023 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$59,182	$3,141	$1,916	$(4,841)	$59,398
Net investment income	1,037	47	928	—	2,012
Total revenues	$60,219	$3,188	$2,844	$(4,841)	$61,410
Operating expenses	54,809	603	2,057	(4,669)	52,800
Income before income taxes	$5,410	$2,585	$787	$(172)	$8,610
Total assets	$226,105	$5,399	$100,411	$—	$331,915

Nine Months Ended September 30, 2024 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$171,767	$8,120	$6,156	$(12,833)	$173,210
Net investment income	10,675	280	3,505	—	14,460
Total revenues	$182,442	$8,400	$9,661	$(12,833)	$187,670
Operating expenses	162,566	2,030	6,775	(12,353)	159,018
Income before income taxes	$19,876	$6,370	$2,886	$(480)	$28,652
Total assets	$231,805	$10,446	$109,735	$—	$351,986

Nine Months Ended September 30, 2023 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$159,382	$10,066	$5,815	$(14,368)	$160,895
Net investment income	7,616	133	2,423	—	10,172
Total revenues	$166,998	$10,199	$8,238	$(14,368)	$171,067
Operating expenses	156,694	1,811	6,397	(13,852)	151,050
Income before income taxes	$10,304	$8,388	$1,841	$(516)	$20,017
Total assets	$226,105	$5,399	$100,411	$—	$331,915

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $15.3 million and $15.2 million as of September 30, 2024 and December 31, 2023, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Service cost – benefits earned during the year	$—	$—	$—	$—
Interest cost on the projected benefit obligation	11	10	34	30
Amortization of unrecognized gain	—	(7)	—	(21)
Net periodic benefit cost	$11	$3	$34	$9

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of September 30, 2024 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$549	$3	$—	$552
General obligations of U.S. states, territories and political subdivisions	9,330	48	(15)	9,363
Special revenue issuer obligations of U.S. states, territories and political subdivisions	21,821	97	(23)	21,895
Corporate debt securities	70,351	1,210	(3)	71,558
Total	$102,051	$1,358	$(41)	$103,368

As of December 31, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$2,220	$2	$(2)	$2,220
General obligations of U.S. states, territories and political subdivisions	9,419	64	(24)	9,459
Special revenue issuer obligations of U.S. states, territories and political subdivisions	24,908	145	(66)	24,987
Corporate debt securities	26,559	655	(33)	27,181
Total	$63,106	$866	$(125)	$63,847

The special revenue category for both periods presented includes approximately 30 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at September 30, 2024 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$40,626	$40,754
Due one year through five years	40,032	40,570
Due five years through ten years	16,105	16,455
Due after ten years	5,288	5,589
Total	$102,051	$103,368

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2024 and December 31, 2023:

	Less than 12 Months		12 Months or Longer		Total
As of September 30, 2024 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$3,147	$(3)	$2,807	$(12)	$5,954	$(15)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	3,670	(1)	2,845	(22)	6,515	(23)
Corporate debt securities	1,347	(1)	2,187	(2)	3,534	(3)
Total	$8,164	$(5)	$7,839	$(36)	$16,003	$(41)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2023 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,488	$(2)	$—	$—	$1,488	$(2)
General obligations of U.S. states, territories and political subdivisions	5,925	(23)	101	(1)	6,026	(24)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	7,124	(16)	3,085	(50)	10,209	(66)
Corporate debt securities	6,052	(29)	296	(4)	6,348	(33)
Total	$20,589	$(70)	$3,482	$(55)	$24,071	$(125)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.

Factors considered in determining whether a loss is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 30 and 51 fixed maturity securities had unrealized losses at September 30, 2024 and December 31, 2023, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded impairment charges related to fixed maturity securities totaling $0 and $74 thousand for the three- and nine-month periods ended September 30, 2024, respectively, and $96 thousand and $208 thousand for the three- and nine-month periods ended September 30, 2023, respectively. Expenses related to impairments are recorded in net investment gains (losses) in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of September 30, 2024 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$23,540	$37,753
Total	$23,540	$37,753

As of December 31, 2023 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$22,981	$37,212
Total	$22,981	$37,212

Unrealized holding gains and losses are reported in the unaudited Consolidated Financial Statements of Operations as net investment gains (losses).

Net Investment Gains (Losses)

Gross investment gains and losses for the three- and nine-month periods ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Gross realized gains from securities:
Common stocks	$444	$1,749	$5,157	$15,449
Total	$444	$1,749	$5,157	$15,449
Gross realized losses from securities:
Common stocks	$(122)	$(77)	$(339)	$(400)
Write-down of securities	—	(96)	(74)	(208)
Total	$(122)	$(173)	$(413)	$(608)
Net realized gains from securities	$322	$1,576	$4,744	$14,841
Gross realized gains (losses) on other investments:
Gains on other investments	$242	$5	$243	$5
Losses on other investments	(20)	(4)	(20)	(120)
Write-down of other assets	(309)	—	(309)	—
Total	$(87)	$1	$(86)	$(115)
Net realized investment gains	$235	$1,577	$4,658	$14,726
Changes in the estimated fair value of equity security investments	$741	$(2,392)	$(18)	$(14,006)
Net investment gains (losses)	$976	$(815)	$4,640	$720

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause and no participation rights exist. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of September 30, 2024:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$10,577	$12,761	$14,654
Small business investment LPs	Other investments	1,168	1,242	1,403
Total		$11,745	$14,003	$16,057

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of September 30, 2024 and December 31, 2023, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of September 30, 2024 and December 31, 2023:

As of September 30, 2024 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$552	$31,258	$—	$31,810
Corporate debt securities	—	71,558	—	71,558
Total	$552	$102,816	$—	$103,368

As of December 31, 2023 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$2,220	$34,446	$—	$36,666
Corporate debt securities	—	27,181	—	27,181
Total	$2,220	$61,627	$—	$63,847

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of September 30, 2024 and December 31, 2023:

As of September 30, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$25,464	$—	$—	$25,464
Accrued interest and dividends	1,468	—	—	1,468
Equity securities, at fair value:
Common stocks	37,753	—	—	37,753
Short-term investments:
Money market funds and U.S. Treasury bills	87,449	—	—	87,449
Total	$152,134	$—	$—	$152,134

As of December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$24,031	$—	$—	$24,031
Accrued interest and dividends	978	—	—	978
Equity securities, at fair value:
Common stocks	37,212	—	—	37,212
Short-term investments:
Money market funds and U.S. Treasury bills	110,224	—	—	110,224
Total	$172,445	$—	$—	$172,445

The Company did not hold any Level 3 category debt or marketable equity investment securities as of September 30, 2024 or December 31, 2023.

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

Certain measurement alternative equity investments and notes receivable are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. There were two impairments of such investments made during the nine-month period ended September 30, 2024 and no impairments during the twelve-month period ended December 31, 2023. The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023:

As of September 30, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$8,202	$8,202
Notes receivable	—	—	641	641
Total	$—	$—	$8,843	$8,843

As of December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$9,300	$9,300
Notes receivable	—	—	2,201	2,201
Total	$—	$—	$11,501	$11,501

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

Like-Kind Exchanges Proceeds – In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another wholly owned subsidiary of the Company, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $264.2 million and $263.7 million as of September 30, 2024 and December 31, 2023, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of September 30, 2024	As of December 31, 2023
Other investments	$4,961	$5,561
Premium and fees receivable	$3,666	$627

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net premiums written	$7,155	$6,285	$20,000	$16,692
Non-title services and other investment income	$902	$598	$1,941	$3,095
Commissions to agents	$5,047	$4,288	$13,837	$11,134

Note 9 – Intangible Assets, Goodwill and Title Plants

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions are principally based on values obtained from an independent third-party valuation service and are all Level 3 inputs. Management determined that no events or changes in circumstances occurred during the nine-month periods ended September 30, 2024 and 2023 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Referral relationships	$8,898	$8,898
Non-compete agreements	3,155	3,155
Tradename	747	747
Total	12,800	12,800
Accumulated amortization	(7,076)	(6,176)
Identifiable intangible assets, net	$5,724	$6,624

The following table provides the estimated aggregate amortization expense, as of September 30, 2024, for each of the five succeeding fiscal years:

Year Ended (in thousands)
2024	$278
2025	1,095
2026	1,095
2027	679
2028	650
Thereafter	1,740
Total	$5,537

Goodwill and Title Plants

As of September 30, 2024, the Company recognized $9.6 million in goodwill and $1.6 million in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with FASB's Accounting Standards Codification ("ASC") 350, the Company determined that no events or changes in circumstances occurred during the nine-month periods ended September 30, 2024 and 2023 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three- and nine-month periods ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at June 30, 2024	$113	$55	$168
Other comprehensive income before calculations	920	—	920
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	920	—	920
Ending balance	$1,033	$55	$1,088

Three Months Ended September 30, 2023 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at June 30, 2023	$19	$142	$161
Other comprehensive loss before calculations	(984)	(6)	(990)
Amounts reclassified from accumulated other comprehensive income	74	—	74
Net current-period other comprehensive loss	(910)	(6)	(916)
Ending balance	$(891)	$136	$(755)

Nine Months Ended September 30, 2024 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2023	$583	$55	$638
Other comprehensive income before calculations	394	—	394
Amounts reclassified from accumulated other comprehensive income	56	—	56
Net current-period other comprehensive income	450	—	450
Ending balance	$1,033	$55	$1,088

Nine Months Ended September 30, 2023 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2022	$164	$36	$200
Other comprehensive (loss) income before calculations	(1,215)	100	(1,115)
Amounts reclassified from accumulated other comprehensive income	160	—	160
Net current-period other comprehensive (loss) income	(1,055)	100	(955)
Ending balance	$(891)	$136	$(755)

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three- and nine-month periods ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	—
Total	$—	Net investment gains (losses)
Tax	—	Provision for income taxes
Net of Tax	$—
Reclassifications for the period	$—

Three Months Ended September 30, 2023 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(96)
Total	$(96)	Net investment gains (losses)
Tax	22	Provision for income taxes
Net of Tax	$(74)
Reclassifications for the period	$(74)

Nine Months Ended September 30, 2024 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(74)
Total	$(74)	Net investment gains (losses)
Tax	18	Provision for income taxes
Net of Tax	$(56)
Reclassifications for the period	$(56)

Nine Months Ended September 30, 2023 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(208)
Total	$(208)	Net investment gains (losses)
Tax	48	Provision for income taxes
Net of Tax	$(160)
Reclassifications for the period	$(160)

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue from contracts with customers:
Escrow and other title-related fees	$4,574	$4,683	$13,098	$12,942
Non-title services	4,305	4,636	12,913	14,513
Total revenue from contracts with customers	8,879	9,319	26,011	27,455
Other sources of revenue:
Net premiums written	54,855	49,822	146,451	132,793
Investment-related revenue	4,707	2,012	14,460	10,172
Other	388	257	748	647
Total revenues	$68,829	$61,410	$187,670	$171,067

Note 12 – Leases

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases.

Included in a portion of the Company's current leases are options to extend or cancel the lease term. The exercise of such options is solely at the Company's discretion. The lease liability recorded in the unaudited Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the inception date that the lease was expected to be renewed or extended. The Company, in determining the present value of lease payments, utilized the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields, as explicit rates of interest were not readily determinable in the lease contracts. The Company does not carry debt; thus no incremental borrowing rate was available to the Company.

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s leases follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating leases	$650	$663	$2,015	$2,139
Finance leases:
Amortization of lease assets	64	74	196	182
Lease expense	$714	$737	$2,211	$2,321
Sub-lease income	(51)	—	(172)	—
Lease cost	$663	$737	$2,039	$2,321

Components of the lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Current:
Operating lease liabilities	$2,265	$2,201
Finance lease liabilities	224	170
Non-current:
Operating lease liabilities	3,171	3,792
Finance lease liabilities	428	286
Total lease liabilities	$6,088	$6,449

The future minimum lease payments for leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2024, are summarized as follows:

Year Ended (in thousands)	Operating Leases	Finance Leases	Total
2024	$2,430	$247	$2,677
2025	1,613	215	1,828
2026	840	156	996
2027	297	80	377
2028	264	—	264
Thereafter	366	—	366
Total undiscounted payments	$5,810	$698	$6,508
Less: present value adjustment	(374)	(46)	(420)
Lease liabilities	$5,436	$652	$6,088

Supplemental lease information is as follows:

	As of September 30, 2024	As of December 31, 2023
Weighted average remaining lease term (years)
Operating leases	3.33	3.07
Finance leases	3.03	2.93
Weighted average discount rate
Operating leases	4.0%	3.8%
Finance leases	4.4%	3.7%

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

Overview

Title Insurance

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Total revenues from the title segment accounted for 90.9% of the Company's revenues for the nine-month period ended September 30, 2024.

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

A recent period of inflation, as well as ongoing geopolitical and military conflicts, have created additional volatile market conditions and uncertainties in the global economy. These events have impacted and could continue to impact the Company in a number of ways including, but not limited to, future fluctuations in the Company's investment portfolio and potential decreases in net premiums written. The Federal Open Market Committee (“FOMC”) of the Federal Reserve has been highly attentive to the risks that these events have created, and in response adjusted the target federal funds rate at several meetings held during 2022 through 2024. Although the federal funds rate does not directly impact mortgage interest rates, it can have a significant influence as lenders pass on the costs of rate increases to consumers. Higher mortgage interest rates have impacted the demand and pricing of real estate.

Regulatory Environment

The FOMC issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. The FOMC maintained a target range between 0.00% and 0.25% from March 2020 until March 2022. Starting at the March 2022 meeting of the FOMC, the FOMC consistently raised the target federal funds rate range through July 2023, when the FOMC increased the target range to between 5.25% and 5.50%. At the September 2024 meeting of the FOMC, the FOMC lowered the target rate by 0.50% to a range between 4.75% and 5.00%. At the November 2024 meeting of the FOMC, the FOMC lowered the target rate by 0.25% to a range between 4.50% and 4.75%. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC 's symmetric long-term 2.0% objective.

Real Estate Environment

The Mortgage Bankers Association's ("MBA") September 23, 2024 Mortgage Finance Forecast (“MBA Forecast”) projects 2024 purchase activity to increase 5.6% to $1,309 billion and mortgage refinance activity to increase 134.2% to $513 billion, resulting in a net increase in total mortgage originations of 25.0% to $1,822 billion, all from 2023 levels. In 2023, purchase activity accounted for 85.0% of all mortgage originations and is projected in the MBA Forecast to represent 71.8% of all mortgage originations in 2024. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 6.8% and 6.6% for the nine-month periods ended September 30, 2024 and 2023, respectively. Per the MBA Forecast, mortgage interest rates are projected to decrease in subsequent periods, declining to 5.8% in 2026. Due to the rapidly changing environment brought on by inflationary pressures, inventory constraints, and geopolitical and military conflicts, these projections and the impact of actual future developments on the Company could be subject to material change.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the nine-month period ended September 30, 2024, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the 2023 Form 10-K.

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues:
Net premiums written	$54,855	$49,822	$146,451	$132,793
Escrow and other title-related fees	4,574	4,683	13,098	12,942
Non-title services	4,305	4,636	12,913	14,513
Interest and dividends	2,736	2,313	7,824	6,537
Other investment income	995	514	1,996	2,915
Net investment gains (losses)	976	(815)	4,640	720
Other	388	257	748	647
Total Revenues	68,829	61,410	187,670	171,067

Operating Expenses:
Commissions to agents	29,089	23,806	75,509	63,735
Provision for claims	1,668	1,838	3,483	3,897
Personnel expenses	18,057	19,083	54,793	58,451
Office and technology expenses	4,388	4,209	13,161	13,122
Other expenses	4,039	3,864	12,072	11,845
Total Operating Expenses	57,241	52,800	159,018	151,050

Income before Income Taxes	11,588	8,610	28,652	20,017

Provision for Income Taxes	2,273	1,526	5,941	4,167

Net Income	$9,315	$7,084	$22,711	$15,850

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 10.1% and 10.3% for the three- and nine-month periods ended September 30, 2024 to $54.9 million and $146.5 million, respectively, compared with $49.8 million and $132.8 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2024 were primarily due to expansion efforts in the Company's Texas and Florida markets, in addition to appreciation in average home prices and higher activity levels for the three-month period ended September 30, 2024 related to lower average mortgage interest rates.

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

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of premiums generated by direct and agency operations for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2024	%	2023	%	2024	%	2023	%
Direct	$16,267	29.7	$17,485	35.1	$45,119	30.8	$45,975	34.6
Agency	38,588	70.3	32,337	64.9	101,332	69.2	86,818	65.4
Total	$54,855	100.0	$49,822	100.0	$146,451	100.0	$132,793	100.0

Direct Net Premiums – The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations decreased 7.0% and 1.9% for the three- and nine-month periods ended September 30, 2024, respectively, compared with the same prior year periods. The decreases for the three- and nine-month periods ended September 30, 2024 were primarily the result of the Company making the strategic decision to close less profitable offices of a wholly owned title insurance agency and lower activity levels in certain markets where the Company issues title insurance policies directly.

Agency Net Premiums – When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the Company. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written increased 19.3% and 16.7% for the three- and nine-month periods ended September 30, 2024, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2024 were primarily due to expansion efforts in the Company's Texas and Florida markets, in addition to appreciation in average home prices and higher activity levels for the three-month period ended September 30, 2024 related to lower average mortgage interest rates.

Following is a schedule of net premiums written for the three- and nine-month periods ended September 30, 2024 and 2023 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State (in thousands)	2024	2023	2024	2023
North Carolina	$18,480	$19,243	$51,418	$50,084
Texas	15,507	12,627	40,694	36,006
South Carolina	4,371	5,090	12,314	12,904
Florida	4,714	2,144	10,825	4,494
Georgia	3,857	3,169	10,620	9,347
All Others	8,052	7,630	20,658	20,253
Premiums Written	54,981	49,903	146,529	133,088
Reinsurance Assumed	—	—	—	—
Reinsurance Ceded	(126)	(81)	(78)	(295)
Net Premiums Written	$54,855	$49,822	$146,451	$132,793

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of title insurance policies including settlement, examination and closing fees. Escrow and other title-related fee revenues remained relatively consistent with the prior year periods at $4.6 million and $13.1 million for the three- and nine-month periods ended September 30, 2024, respectively, compared with $4.7 million and $12.9 million for the same prior year periods.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $4.3 million and $12.9 million for the three- and nine-month periods ended September 30, 2024, respectively, compared with $4.6 million and $14.5 million for the same prior year periods. The decreases for the three- and nine-month periods ended September 30, 2024 were primarily related to decreases in like-kind exchange revenues.

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

The Company’s investment strategy emphasizes after-tax income and principal preservation.  The Company’s investments are primarily in fixed maturity securities, short-term investments and equity securities.  The average effective maturity of the majority of the fixed maturity securities at September 30, 2024 is less than 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

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

Interest and dividends were $2.7 million and $7.8 million for the three- and nine-month periods ended September 30, 2024, respectively, compared with $2.3 million and $6.5 million for the same prior year periods.  Interest and dividend levels are primarily a function of general market performance, interest rates and the amount of cash available for investments that meet the Company's investment policy. The increases for the three- and nine-month periods ended September 30, 2024 were primarily related to elevated levels of interest income, predominantly influenced by interest rates, general market performance, and the amount of investments and cash held.

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

Other investment income was $995 thousand and $2.0 million for the three- and nine-month periods ended September 30, 2024, respectively, compared with $514 thousand and $2.9 million for the same prior year periods. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and distributions received.

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

The net realized investment gains were $235 thousand and $4.7 million for the three- and nine-month periods ended September 30, 2024, respectively, compared with $1.6 million and $14.7 million for the same prior year periods. The Company recorded impairment charges of $309 thousand and $383 thousand on certain fixed maturity securities and other investments where the intent to hold has changed in the three- and nine-month periods ended September 30, 2024, respectively, compared with $96 thousand and $208 thousand for the same prior year periods. Management believes unrealized losses on the remaining fixed maturity securities at September 30, 2024 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments – Changes in the estimated fair value of equity security investments were $741 thousand and $(18) thousand for the three- and nine-month periods ended September 30, 2024, respectively, compared with $(2.4) million and $(14.0) million for the same prior year periods. Such fluctuations are typically the result of changes in general market conditions during the respective periods, however, the sale of appreciated investment securities can result in a reduction in unrealized gains as they are reclassified to net realized investment gains (losses), which is not indicative of a decline in estimated fair value.

Other Revenues

Other revenues primarily include miscellaneous income and gains and losses on the disposal of fixed assets and real estate. Other revenues remained relatively consistent with the prior year periods at $388 thousand and $748 thousand for the three- and nine-month periods ended September 30, 2024, respectively, compared with $257 thousand and $647 thousand for the same prior year periods.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 8.4% and 5.3% for the three- and nine-month periods ended September 30, 2024, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2024 were primarily due to increases in commissions to agents, partially offset by decreases in personnel expenses.

Following is a summary of the Company's operating expenses for the three- and nine-month periods ended September 30, 2024 and 2023. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2024	%	2023	%	2024	%	2023	%
Title Insurance	$54,380	95.0	$50,198	95.1	$150,370	94.6	$143,016	94.7
Exchange Services	645	1.1	577	1.1	1,962	1.2	1,731	1.1
All Other	2,216	3.9	2,025	3.8	6,686	4.2	6,303	4.2
Total	$57,241	100.0	$52,800	100.0	$159,018	100.0	$151,050	100.0

On a combined basis, the after-tax profit margins were 13.5% and 12.1% for the three- and nine-month periods ended September 30, 2024, respectively, compared with 11.5% and 9.3% for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2024 were primarily due to growth in net premiums written, decreases in personnel expenses and other Company expense reduction initiatives, and higher levels of earnings and gains on investments. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $18.1 million and $54.8 million for the three- and nine-month periods ended September 30, 2024, respectively, compared with $19.1 million and $58.5 million for the same prior year periods. On a consolidated basis, personnel expenses as a percentage of total revenues were 26.2% and 29.2% for the three- and nine-month periods ended September 30, 2024, respectively, compared with 31.1% and 34.2% for the same prior year periods. The decreases in personnel expenses for the three- and nine-month periods ended September 30, 2024 were primarily due to lower staffing levels and other impacts from Company expense reduction initiatives.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses remained relatively consistent with the prior year periods at $4.4 million and $13.2 million for the three- and nine-month periods ended September 30, 2024, respectively, compared with $4.2 million and $13.1 million for the same prior year periods.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses remained relatively consistent with the prior year periods at $4.0 million and $12.1 million for the three- and nine-month periods ended September 30, 2024, respectively, compared with $3.9 million and $11.8 million for the same prior year periods.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 22.2% and 18.5% for the three- and nine-month periods ended September 30, 2024, respectively, compared with the same prior year periods. Commission expense as a percentage of net premiums written by agents was 75.4% and 74.5% for the three- and nine-month periods ended September 30, 2024, respectively, compared with 73.6% and 73.4% for the same prior year periods. The changes in commission expense, and commission expense as a percentage of net premiums written, were commensurate with the increases in agent premium volume. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims decreased 9.2% and 10.6% for the three- and nine-month periods ended September 30, 2024, respectively, compared with the same prior year periods. The provision for claims as a percentage of net premiums written was 3.0% and 2.4% for the three- and nine-month periods ended September 30, 2024, respectively, compared with 3.7% and 2.9% for the same prior year periods. The decreases in the provision for claims as a percentage of net premiums written for the three- and nine-month periods ended September 30, 2024 were primarily due to higher levels of favorable loss development and fewer incurred claims losses in the current year periods.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $3.6 million for both the nine-month periods ended September 30, 2024 and 2023.

At September 30, 2024, the total reserve for claims was $37.0 million. Of that total, approximately $2.7 million was reserved for specific claims, and approximately $34.3 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $2.3 million and $5.9 million for the three- and nine-month periods ended September 30, 2024, respectively, compared with $1.5 million and $4.2 million for the same prior year periods. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 19.6% and 20.7% for the three- and nine-month periods ended September 30, 2024, respectively, compared with 17.7% and 20.8% for the same prior year periods. The effective income tax rates for both 2024 and 2023 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income and state taxes. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through September 30, 2024 will be realized. However, this judgment could be impacted by further market fluctuations.

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

Cash Flows – Net cash flows provided by (used in) operating activities were $17.7 million and $(6.7) million for the nine-month periods ended September 30, 2024 and 2023, respectively. Cash flows provided by (used in) operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. Net cash was used in investing activities for the nine-month period ended September 30, 2024, compared with net cash being provided by investing activities in the prior year period. Net cash was used in financing activities for the nine-month periods ended September 30, 2024 and 2023.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of September 30, 2024, the Company held cash and cash equivalents of $25.5 million, short-term investments of $87.4 million, available-for-sale fixed maturity securities of $103.4 million and equity securities of $37.8 million. The net effect of all activities on total cash and cash equivalents was an increase of $1.4 million in 2024.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of September 30, 2024, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased 7,039 shares in the nine-month period ended September 30, 2024 and 7,000 shares in the corresponding period in 2023.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $6.1 million for the nine-month period ended September 30, 2024. In 2024, the Company has plans for various capital improvement projects, including investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations - As of September 30, 2024, the Company had a claims reserve totaling $37.0 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at September 30, 2024 and December 31, 2023, were $15.3 million and $15.2 million, respectively, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases. Included in a portion of the Company's current leases is an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year after 2024 is $3.8 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $264.2 million and $263.7 million as of September 30, 2024 and December 31, 2023, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

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
•the Company’s reliance upon the North Carolina, Texas, South Carolina, Florida and Georgia markets for a significant portion of its premiums;
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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended September 30, 2024, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				413,177
July 1 through July 31, 2024	—	$—	—	413,177
August 1 through August 31, 2024	—	—	—	413,177
September 1 through September 30, 2024	—	—	—	413,177
Total	—	$—	—	413,177
(1) On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. No repurchases of the Company’s common stock under the plan were conducted during the quarter ended September 30, 2024. As of September 30, 2024, there was authority remaining under the plan to purchase up to an aggregate of 413,177 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Trading Arrangements

During the three-month period ended September 30, 2024, none of the Company's directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Dated:  November 7, 2024