Form 10-K
period 2024-12-31
INVESTORS TITLE CO
filed 2025-03-17
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2024

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

The aggregate market value of the shares held by non-affiliates of the registrant as of June 30, 2024 was $253,406,884 based on the closing price on the Nasdaq Stock Market LLC.

As of February 18, 2025, there were 1,885,978 common shares of the registrant outstanding.

Documents incorporated by reference: Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 21, 2025 are incorporated by reference in Part III hereof.

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
•changes in general economic, business, and political conditions, including the performance of the financial and real estate markets, and changes in government regulations and policy, including as a result of the recent change in presidential administrations and balance of power in Congress;
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
•the Company’s reliance upon the North Carolina, Texas, South Carolina, Georgia, and Florida markets for a significant portion of its premiums, comprising approximately 34.4%, 27.9%, 8.8%, 7.6%, and 7.2% of premiums written, respectively;
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

Premiums from title insurance written on properties located in North Carolina, Texas, South Carolina, Georgia and Florida represent the largest source of revenue for the title insurance segment. In North Carolina and Texas, the Company’s title insurance commitments and policies are issued directly and through agents. In South Carolina, Georgia, Florida and other states, title policies are primarily issued through agents. For a description of the level of net premiums written geographically for significant states, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital, surplus and reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, approving related party transactions, as well as examining and auditing title insurers. At December 31, 2024, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states where they are licensed. A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various state laws to maintain assets of a defined minimum quality and amount.

The Company’s insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed as well as required periodic examinations. These and other governmental authorities have the power to enforce state and federal laws to which the title insurance subsidiaries are subject. These governmental authorities include, but are not limited to, the Consumer Financial Protection Bureau (“CFPB”), which enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance governing the real estate settlement industry. The CFPB has the authority to identify and address, through regulation, unfair, deceptive and abusive practices in the mortgage industry and certain other settlement service industries. Leadership transitions at the CFPB under the new presidential administration may result in changes that could affect the title insurance industry.

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

Certain laws and regulations, such as the cybersecurity requirements of governmental authorities, require the Company to maintain certain information security standards and practices.  Other laws and regulations regulate the manner in which the Company collects, uses, retains, protects, discloses, transfers, and processes personal data. After comprehensive data privacy laws have been enacted in various jurisdictions, the Company expects that additional regions, including its operational areas, will implement comparable legislation.

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

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in municipal and federal U.S. government securities and investment grade corporate fixed maturity securities and equity securities. The Company’s fixed maturity securities are classified as available for sale and carried at estimated fair value. Equity securities are also carried at estimated fair value. The Company’s investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries. The Company’s investment portfolio is managed internally and via a wholly owned subsidiary. The securities in the Company’s portfolio are subject to economic conditions and normal market risks. Equity securities at December 31, 2024 and 2023 consisted of investments in various industry groups. The Company’s investment portfolio did not include any significant investments in banks, trust or insurance companies at December 31, 2024 or 2023. Short-term investments, which consist primarily of money market funds and U.S. Treasury bills, have an original maturity of one year or less, are carried at cost, which approximates fair value due to the short duration to maturity. In addition, at December 31, 2024 and 2023, the Company held investments that are accounted for using the equity method and measurement alternative method (refer to Note 1 of the Notes to the Consolidated Financial Statements).

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

EMPLOYEES AND HUMAN CAPITAL

The Company and its subsidiaries had 521 full-time employees and 29 part-time employees as of December 31, 2024. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

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

Executive Officers of the Company

Following is information regarding the executive officers of the Company as of February 21, 2025. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	90	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	62	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	58	Executive Vice President, Secretary and Director

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

The Company faces challenges in accurately predicting the consequences of occurrences such as inflation, recession, geopolitical and military conflicts, or political tensions preventing Congress from reaching timely agreements on matters impacting the economy such as future increases or suspension of the debt ceiling. These situations could exacerbate market volatility and economic uncertainty. The Company could be affected by these events in various ways, including but not limited to fluctuations in its investment portfolio and potential decreases in net premiums written. The Company could also be impacted by the governmental responses to such circumstances, such as the Federal Open Market Committee (“FOMC”) of the Federal Reserve raising the target federal funds rate. Although the federal funds rate does not directly impact mortgage interest rates, it can have a significant influence as lenders pass on the costs of rate increases to consumers. Higher mortgage interest rates have historically had a negative impact on the demand and pricing of real estate.

The Company may experience material losses resulting from fraud, defalcation or misconduct.

Underwriting agents and approved settlement providers, which can include issuing agents and approved attorneys, perform a significant portion of the work necessary to issue the Company’s title insurance policies. These agents and providers operate with a substantial degree of independence from the Company, subject to certain contractual limitations. There is no guarantee that all title agents and approved providers will comply with contractual limitations, and, due to the regulatory environment and trends in litigation, the Company could be held liable for their actions. As a result, the Company’s use of title agents and approved providers could result in claims on the Company’s policies and other expenses due to fraud and negligence. Fraud, defalcation, errors and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business. Agents and approved attorneys typically handle large sums of money in trust pursuant to the closing of real estate transactions. Misappropriation of funds by any of these parties could result in title claims, some of which could be large and have a material negative impact on the Company’s results of operations and financial condition.

The Company relies upon the North Carolina, Texas, South Carolina, Georgia and Florida markets for a significant portion of its premiums. Changes in the economic or regulatory environments in these states could have an adverse impact on the Company.

North Carolina, Texas, South Carolina, Georgia, and Florida are the largest sources of premium revenue for the Company’s title insurance subsidiaries. In 2024, these states represented 34.5%, 27.9%, 8.8%, 7.6% and 7.2% of total premiums written by the Company, respectively. A decrease in the level of real estate activity in these states, whether driven by weak economic conditions, changes in regulatory environments or other factors that influence demand, could have a negative impact on the Company’s financial results.

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

The Company’s future growth plans involve expansion into new geographic locations and further penetration into established markets through new or existing agents, or through acquisitions or joint ventures. Such growth may subject the Company to associated risks, such as diverting management’s attention, incurring unanticipated liabilities from an acquired business, difficulty integrating an acquired entity, or retaining its employees or customers and realization of synergies. The occurrence of any of these risks may deprive the Company of some or all of the anticipated value of an acquisition or other growth initiatives, resulting in lower returns on investments and result in a negative impact on the Company’s results of operations. These risks could be particularly significant if the Company incurs significant costs in pursuing an acquisition or other initiatives.

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

As a result of acquisition activity, the Company has goodwill and other intangible assets that comprise approximately 4.5% of total assets as of December 31, 2024. Quarterly, the Company performs an impairment analysis that reviews changes in events or circumstances that could lead to the carrying value not being recoverable. Economic downturns or poor performance of the acquisitions could result in the Company recognizing an impairment of a portion or all of the goodwill and intangible assets on the Company’s books, which could have a material adverse effect on the Company’s results of operations and financial condition.

RISKS RELATED TO REGULATORY AND COMPLIANCE MATTERS

The Company’s insurance subsidiaries are subject to complex government regulations. Changes in regulations may have an adverse effect on the Company’s results of operations.

The Company’s title insurance subsidiaries are subject to extensive regulations that are intended to protect policyholders and consumers.

The Company’s title insurance subsidiaries are subject to regulations by the CFPB, created by the Dodd-Frank Act. The CFPB has extensive regulatory and enforcement authority over real estate and mortgage markets, including RESPA, the primary federal regulatory guidance governing the real estate settlement industry. The manner and extent to which the CFPB will implement new regulations is not fully known; however, any new regulations implemented could result in changes to internal processes, including changes to systems and forms. Leadership transitions at the CFPB under the new presidential administration may result in changes that could affect the title insurance industry.

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

The Company is an insurance holding company and it has no substantial operations of its own. Its principal assets are investments in its operating subsidiaries, primarily its insurance subsidiaries. The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans. The Company’s insurance subsidiaries are subject to regulations that limit the amount of dividends, loans or advances they may make to the Company. The restriction on these amounts is based on the amount of the insurance subsidiaries’ unassigned surplus and net income, with certain adjustments. Additionally, these subsidiaries are required to maintain minimum amounts of capital, surplus and reserves. As of December 31, 2024, approximately $118.2 million of consolidated shareholders’ equity represented the net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior approval by the appropriate regulatory body. In addition, the Company’s ability to pay dividends may be constrained by business considerations, such as the impact of dividends on insurer ratings or competitive position. These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or fund growth opportunities.

Changes being proposed and implemented by the new presidential administration are expected to fundamentally alter the size and scope of the federal government through reduction of the federal work force and the potential reduction, change in direction or possible elimination of, various government agencies and programs.

The new presidential administration is proposing and seeking to implement significant changes to the size and scope of the federal government. These changes may include reductions to government funding of various programs and agencies, alteration of the payment systems it uses, changes in policy direction, reduction and possible elimination of various federal agencies and bureaus and reduction of the overall federal government workforce. These changes, if implemented and taken as a whole, appear unprecedented and may have impacts on the economy as a whole or different regions or segments of the economy or asset classes which are difficult to predict at this time. Accordingly, it is possible that such comprehensive changes could adversely affect the Company’s results of operations and financial condition.

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

Fixed maturity securities and equity securities are carried at estimated fair value on the Company’s Consolidated Balance Sheets. Changes in the estimated fair value of fixed maturity securities are recorded as a component of accumulated other comprehensive income. Fixed maturity securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors indicating impairment that would result in the value of the investment being written down. Changes in the estimated fair value of equity security investments are reported in the Consolidated Statements of Operations as net investment gains, without regard to impairment. Fluctuations in the estimated fair value of securities in the Company’s investment portfolio could have a material adverse effect on the Company’s results of operations and financial condition.

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

To the extent the Company’s IT systems store non-public personal information and data about its employees, customers, and shareholders, security breaches may expose the Company to other serious liabilities and reputational harm if such data is misappropriated. Non-public personal information may include, but is not limited to, names, addresses, social security numbers, and banking information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our enterprise information security program is designed to detect, manage, mitigate, and respond to cybersecurity threats and is integrated into our overall risk management systems. The Company’s Chief Information Security Officer (“CISO”), in concert with a Data Security Committee, is responsible for developing and implementing our enterprise information security program and reporting cybersecurity matters to senior management. The company's enterprise information security program adheres to the National Institute of Standards and Technology (NIST) Cybersecurity Framework 2.0 and other relevant industry frameworks as necessary.

Our risk management strategy encompasses a range of policies, procedures, and controls designed to safeguard our information assets. Key elements of our risk management and control framework include Information Technology (“IT”) policies and procedures, employee training, annual disaster recovery tests, and penetration tests performed by third-party experts. The Company also employs systems and processes designed to oversee and identify cybersecurity threats associated with third-party vendors. The Company has established robust IT policies and procedures governing the use, access, and protection of our digital assets. These policies serve as a foundation for secure operations, outlining best practices and compliance standards for our employees. The Company recognizes the crucial role of employees in maintaining a secure environment and conducts regular cybersecurity training programs. These initiatives are designed to empower our staff with the knowledge and skills necessary to identify and respond to potential threats, reducing the risk of human error in cybersecurity matters. To test the preparedness of our operations in the face of unforeseen events, the Company conducts annual disaster recovery tests. These tests evaluate our ability to recover critical systems and data in the event of a disruption, contributing to our overall business continuity and risk mitigation efforts. As part of our commitment to maintaining a strong defense against cyber threats, the Company engages third-party experts to conduct regular penetration tests on our network. These tests are intended to simulate real-world cyber-attacks, allowing us to identify vulnerabilities and address them proactively.

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

The Company’s IT systems have been, and likely will continue to be, the target of computer viruses, cyberattacks, phishing attacks, and other malicious activity. While the Company has not experienced a known material breach to date, the occurrence or scope of such events is not always immediately apparent and there can be no assurance that the Company will not suffer additional attacks or incur serious financial consequences or expense in the future. Refer to “Item 1A. Risk Factors” of this Annual Report on Form 10-K for further discussion of cybersecurity risks.

Governance

The Company’s Board of Directors oversees the processes for risk management, including cybersecurity risks, to help align risk exposure with strategic objectives. Senior management periodically briefs the Board of Directors on our cybersecurity framework and assessments of the information security program, key and emerging threats and risks, the status of projects to strengthen our information security systems, and any cybersecurity incidents that could potentially have a material business impact. In the event of an incident, the Company would follow a detailed incident response plan, which outlines the steps to be followed, including notification of senior management and the Board of Directors, as appropriate.

Our CISO has more than 25 years of experience in the cybersecurity and technology space. Our Data Security Committee is composed of key business and functional stakeholders including Risk, Legal, Finance, IT, Operations, and Business line leads.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data and Dividends

The common stock of the Company is traded under the symbol “ITIC” on the Nasdaq Stock Market LLC. The number of record holders of common stock at December 31, 2024 was 199. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories.

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
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended December 31, 2024, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				413,177
October 1 through October 31, 2024	—	$—	—	413,177
November 1 through November 30, 2024	—	—	—	413,177
December 1 through December 31, 2024	—	—	—	413,177
Total	—	$—	—	413,177
(1)On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. During the quarter and year ended December 31, 2024, the Company purchased 0 and 7,039 shares of common stock under the Company’s repurchase plan, respectively. As of December 31, 2024, there was authority remaining under the plan to purchase up to an aggregate of 413,177 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

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

Overview

Title Insurance

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 91.2% of the Company’s revenues in 2024. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

Exchange Services

The Company’s exchange services division, consisting of the operations of Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”), provides customer services in connection with tax-deferred real property exchanges. ITEC acts as a qualified intermediary in tax-deferred exchanges of real property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and a portion of the interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange services division, ITEC and ITAC, are pursuant to provisions in the Internal Revenue Code of 1986, as amended (the “IRC”). From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange services division.

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

A recent period of inflation, ongoing geopolitical and military conflicts, and changes in government regulations and policy, including as a result of the recent change in presidential administration, have created additional volatile market conditions and uncertainties in the global economy. These events have impacted and could continue to impact the Company in a number of ways including, but not limited to, future fluctuations in the Company's investment portfolio and potential decreases in net premiums written. The Federal Open Market Committee (“FOMC”) of the Federal Reserve has been highly attentive to the risks that these events have created, and in response adjusted the target federal funds rate at several meetings held from 2022 to 2024. Although the federal funds rate does not directly impact mortgage interest rates, it can have a significant influence as lenders pass on the costs of rate increases to consumers. Higher mortgage interest rates have impacted the demand and pricing of real estate.

Regulatory Environment

The FOMC issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. The FOMC maintained a target range between 0.00% and 0.25% from March 2020 until March 2022. Starting at the March 2022 meeting of the FOMC, the FOMC consistently raised the target federal funds rate range through July 2023, when the FOMC increased the target range to between 5.25% and 5.50%. During several FOMC meetings throughout 2024, the target federal funds rate was reduced, with the most recent adjustment occurring in December 2024, lowering the rate to a range of 4.25% to 4.50%. During its January 2025 meeting, the FOMC opted to keep the target federal funds rate unchanged within the 4.25% to 4.50% range, emphasizing a cautious approach due to prevailing economic uncertainties and a desire to evaluate upcoming economic data. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

Real Estate Environment

The Mortgage Bankers Association's (“MBA”) January 19, 2025 Mortgage Finance Forecast (“MBA Forecast”) projects 2025 purchase activity to increase 8.1% to $1,392 billion and refinance activity to increase 34.4% to $660 billion, resulting in an increase in total mortgage originations of 15.3% to $2,052 billion, all from 2024 levels. In 2024, purchase activity accounted for 72.4% of all mortgage originations and is projected in the MBA Forecast to represent 67.8% of all mortgage originations in 2025. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 6.7% and 6.8% for the years ended December 31, 2024 and 2023, respectively. Per the MBA Forecast, mortgage interest rates are projected to decline modestly in subsequent periods, reaching 6.4% in 2026. Due to the rapidly changing environment brought on by inflationary pressures, inventory constraints, geopolitical and military conflicts, and changes in government regulations and policy, including as a result of the recent change in presidential administration, these projections and the impact of actual future developments on the Company could be subject to material change.

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

Reserve for Claim Losses

The Company’s reserve for claims is established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). The total reserve for all losses incurred but unpaid as of December 31, 2024 is represented by the reserve for claims totaling $37.1 million in the Consolidated Balance Sheets included in Item 8 of this Annual Report on Form 10-K (the “Consolidated Balance Sheets”). Of that total, approximately $2.7 million was reserved for specific claims which have been reported to the Company, and approximately $34.4 million was reserved for IBNR claims.

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

If one or more of the variables or assumptions used changed such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased three loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2024 would be as follows:

(in thousands)
Increase in loss ratio of three percentage points	$(4,841)
Decrease in loss ratio of three percentage points	$4,841

Company management believes that using a sensitivity of three loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the Company’s reserve for claims is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2024. The ultimate settlement of claims will likely vary from the reserve estimates included in the accompanying Consolidated Financial Statements. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a material adverse effect on the Company’s financial position or operating results.

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

Valuation, Impairment and Credit Losses of Investments in Securities

Investments in Fixed Maturity Securities: Fixed maturity securities are classified as available-for-sale and reported at estimated fair value with unrealized gains and losses, net of tax, reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security indicating impairment. Factors considered in determining whether the impairment is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. If the Company intends to sell an available-for-sale security in an unrealized loss position, or determines that it is more likely than not that the Company will be required to sell the security before it recovers its amortized cost basis, the security is impaired and it is written down to estimated fair value with all losses recognized in earnings. For available-for-sale fixed maturity securities in an unrealized loss position for which the Company does not intend to sell the security, the Company evaluates the securities to determine whether the decline in the estimated fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive (loss) income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) in the Consolidated Balance Sheets, limited to the amount by which the amortized cost basis exceeds the estimated fair value, with a corresponding adjustment to earnings.

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

Investments in Equity Securities: Equity securities represent ownership interests held by the Company in entities for investment purposes. Realized gains and losses on the sale of investment securities and changes in the estimated fair value of equity security investments are reported in the Consolidated Statements of Operations as net investment gains. Realized investment gains and losses from sales are recorded on the trade date and are determined using the specific identification method. Refer to Note 3 to the Consolidated Financial Statements for further information about the Company’s investments in equity securities.

Other Investments: Other investments consist of investments in real estate and unconsolidated affiliated entities, typically structured as limited liability companies ("LLCs"), without readily determinable fair values.

Real estate investments are reported at amortized cost. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of real estate investments and makes any necessary adjustments, with any reductions in the carrying amount of these investments recorded in net investment gains in the Consolidated Statements of Operations when recognized.

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

Deferred Taxes

The Company recorded net deferred tax liabilities at December 31, 2024 and 2023. The deferred tax liabilities recorded during both periods primarily relate to net unrealized gains on investments, the excess of tax over book depreciation, recorded statutory premium reserve, net of reserve for claims, 1031 exchange gains, and intangible assets. Refer to Note 8 to the Consolidated Financial Statements for further information on the Company’s deferred taxes.

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

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the years ended December 31, 2024 and 2023:

For the Years Ended December 31, (in thousands)	2024	2023
Revenues:
Net premiums written	$204,264	$171,158
Escrow and other title-related fees	17,954	17,109
Non-title services	17,193	19,237
Interest and dividends	10,657	9,055
Other investment income	2,600	3,752
Net investment gains	4,683	3,448
Other	947	991
Total Revenues	258,298	224,750

Operating Expenses:
Commissions to agents	107,343	83,374
Provision for claims	4,530	4,762
Personnel expenses	72,513	76,706
Office and technology expenses	17,505	17,359
Other expenses	16,944	16,319
Total Operating Expenses	218,835	198,520

Income before Income Taxes	39,463	26,230

Provision for Income Taxes	8,390	4,544

Net Income	$31,073	$21,686

Revenues

The following is a summary of the Company’s total revenue broken out between the title insurance segment, exchange services segment and all other income with intersegment eliminations netted with each segment; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

(in thousands, except percentages)	2024	%	2023	%
Title Insurance	$235,487	91.2	$200,937	89.4
Exchange Services	11,104	4.3	13,467	6.0
All Other	11,707	4.5	10,346	4.6
Total	$258,298	100.0	$224,750	100.0

Title Insurance Revenues

Title insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 19.3% in 2024 to $204.3 million, compared with $171.2 million in 2023. The increase in 2024, compared with 2023, was primarily driven by increased activity levels, which were influenced by ongoing expansion initiatives and lower average mortgage interest rates, and appreciation in average home prices.

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

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of net premiums generated by direct and agency operations for the years ended December 31, 2024 and 2023.

(in thousands, except percentages)	2024	%	2023	%
Direct	$60,626	29.7	$58,063	33.9
Agency	143,638	70.3	113,095	66.1
Total	$204,264	100.0	$171,158	100.0

Direct Net Premiums: The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations increased 4.4% in 2024 to $60.6 million, compared with $58.1 million in 2023. The increase in net premiums written from direct operations for 2024, compared with 2023, was primarily driven by increased activity levels, which were influenced by ongoing expansion initiatives and lower average mortgage interest rates, and appreciation in average home prices.

Agency Net Premiums: When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the underwriter. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written increased 27.0% in 2024 to $143.6 million, compared with $113.1 million in 2023. The increase in 2024, compared with 2023, was primarily driven by increased activity levels, which were influenced by ongoing expansion initiatives and lower average mortgage interest rates, and appreciation in average home prices.

The following is a schedule of net premiums written in select states in which the Company’s two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

State (in thousands)	2024	2023
North Carolina	$70,380	$64,143
Texas	56,985	46,308
South Carolina	17,940	16,023
Georgia	15,463	11,731
Florida	14,704	6,778
All Others	28,881	26,529
Premiums Written	204,353	171,512
Reinsurance Assumed	—	—
Reinsurance Ceded	(89)	(354)
Net Premiums Written	$204,264	$171,158

Title insurance rates vary by state and are subject to extensive regulation. In some states, insurers must adhere to rates set by regulatory authorities and cannot adjust them independently. The Commissioner of Insurance of Texas has recently mandated a 10% reduction in title insurance rates statewide that takes effect on July 1, 2025.

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. In 2024, escrow and other title-related fee revenue increased 4.9% to $18.0 million, compared with $17.1 million in 2023, primarily due to an increase in real estate activity levels.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues decreased 10.6% in 2024 to $17.2 million, compared with $19.2 million in 2023. The decrease in 2024, compared with 2023, primarily related to a decrease in like-kind exchange revenues.

Investment Related Revenues

Investment related revenues include interest and dividends, other investment income, and net investment gains.

Interest and Dividends

The Company derives a substantial portion of its income from investments in short-term investments, fixed maturity securities, which are primarily corporate and municipal fixed maturity securities, and equity securities. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. Fixed maturity securities totaling approximately $6.1 million and $6.7 million at December 31, 2024 and 2023, respectively, were deposited with the insurance departments of the states in which business is conducted.

The Company’s investment strategy emphasizes after-tax income and principal preservation. The Company’s investments are primarily in fixed maturity securities and short-term investments and, to a lesser extent, equity securities. The average effective maturity of the majority of the fixed maturity securities is less than 10 years. The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

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

Interest and dividends were $10.7 million in 2024, compared with $9.1 million in 2023. Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment. The increase in 2024 primarily related to elevated levels of interest income, predominantly influenced by the amount of fixed maturity securities held, interest rates, and general market performance. Refer to Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized costs, estimated fair values of investment securities and earnings by security category.

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

Other investment income was $2.6 million in 2024, compared with $3.8 million in 2023. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and/or distributions received.

Net Investment Gains

Net investment gains include realized gains and losses on the sale of investment securities and changes in the estimated fair value of equity security investments. Net investment gains were $4.7 million and $3.4 million in 2024 and 2023, respectively.

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

The net realized investment gains were $5.0 million for 2024, compared with $15.6 million for 2023. The net realized gains in 2024 and 2023 included impairment charges of $74 thousand and $201 thousand, respectively, for certain fixed maturity securities where the intent to hold had changed. There was also an impairment charge of $309 thousand in 2024 related to a write-down of other assets and investments. Management believes unrealized losses on the remaining fixed maturity securities at December 31, 2024 are not credit-related.

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

Changes in the Estimated Fair Value of Equity Security Investments - Changes in the estimated fair value of equity security investments were $(318) thousand in 2024 and $(12.2) million in 2023. Such fluctuations are the result of changes in general market conditions during the respective periods, however, the sale of appreciated investment securities can result in a reduction in unrealized gains as they are reclassified to net realized investment gains, which is not indicative of a decline in estimated fair value.

Other Revenues

Other revenues primarily includes gains and losses on the disposal of assets, rental income from real estate investments and miscellaneous revenues. Other revenues were virtually unchanged at $947 thousand in 2024, compared with $991 thousand for 2023.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 10.2% in 2024, compared with 2023, primarily due to an increase in commissions to agents, partially offset by a decrease in personnel expenses.

Following is a summary of the Company’s operating expenses for 2024 and 2023. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

(in thousands, except percentages)	2024	%	2023	%
Title Insurance	$207,189	94.7	$187,333	94.4
Exchange Services	2,665	1.2	2,414	1.2
All Other	8,981	4.1	8,773	4.4
Total	$218,835	100.0	$198,520	100.0

Total Company

Personnel Expenses: Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $72.5 million and $76.7 million for 2024 and 2023, respectively. Personnel expenses decreased by 5.5% in 2024, compared with 2023, primarily due to lower staffing levels. Employee headcount decreased by 3.7%, when compared to the same prior year period, primarily due to the Company's cost saving measures. On a consolidated basis, personnel expenses as a percentage of total revenues were 28.1% and 34.1% in 2024 and 2023, respectively.

Office and Technology Expenses:  Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $17.5 million and $17.4 million for 2024 and 2023, respectively. The slight increase in office and technology expenses in 2024, compared with 2023, was primarily due to an increase in technology expenses partially offset by a decline in office expenses.

Other Expenses: Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $16.9 million and $16.3 million for 2024 and 2023, respectively. The increase in 2024, compared with 2023, was mainly due to expenses associated with higher title insurance revenues and business development.

Title Insurance

Commissions to Agents: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. In 2024, commissions to agents increased 28.7% to $107.3 million, compared with $83.4 million in 2023. Commission expense as a percentage of net premiums written by agents was 74.7% and 73.7% in 2024 and 2023, respectively. The increase in commission expense, when comparing 2024 with 2023, was commensurate with the increase in agent premium volume. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims: The provision for claims decreased 4.9% in 2024, compared to 2023. The provision for claims as a percentage of net premiums written was 2.2% and 2.8% in 2024 and 2023, respectively. The decrease in the provision for claims as a percentage of net premiums written in 2024, compared with 2023, was primarily due to higher levels of favorable loss development in the current year period.

The decrease in the loss provision rate in 2024, from the 2023 level, resulted in approximately $1.2 million less in reserves than would have been recorded at the higher 2023 level. Loss provision rates are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $4.6 million and $4.8 million in 2024 and 2023, respectively.

Reserve for Claims: At December 31, 2024, the total reserve for claims was $37.1 million. Of that total, approximately $2.7 million was reserved for specific claims, and approximately $34.4 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $8.4 million and $4.5 million for 2024 and 2023, respectively. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 21.3% and 17.3% for 2024 and 2023, respectively. The effective income tax rates for both 2024 and 2023 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effects of deferred tax adjustments, tax credits, tax-exempt income and state taxes.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through December 31, 2024 will be realized. However, this judgment could be impacted by further market fluctuations. Information regarding the components of income tax expense and the items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the Consolidated Financial Statements.

After-Tax Profit Margin

The Company’s after-tax profit margin varies according to a number of factors, including the volume and type of real estate activity. On a combined basis, the after-tax profit margins were 12.0% and 9.6% in 2024 and 2023, respectively. The increase in after-tax margin in 2024, compared with 2023, was primarily related to an increase in total revenues outpacing the increase in expenses. The Company achieved gains in revenue, while profitability was aided by ongoing cost control measures. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

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

Cash Flows: Net cash flows provided by operating activities were $29.8 million and $7.4 million for 2024 and 2023, respectively. Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. In 2024, the Company distributed more dividends while reducing investment purchase activity and generating lower proceeds from investment sales and maturities, compared to 2023. In the fourth quarters of 2024 and 2023, the Company paid special cash dividends in the amounts of $14.00 and $4.00 per share, respectively, in addition to regular cash dividends. Total dividends paid per share were $15.84 and $5.84 in 2024 and 2023, respectively.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments, and other readily marketable securities. As of December 31, 2024, the Company held cash and cash equivalents of $24.7 million, short-term investments of $59.1 million, available-for-sale fixed maturity securities of $113.0 million and equity securities of $39.9 million. The net effect of all activities on total cash and cash equivalents was an increase of $623 thousand for 2024.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of December 31, 2024, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

As of December 31, 2024, approximately $118.2 million of the consolidated shareholders’ equity represented net assets of the Company’s subsidiaries that are restricted by regulation from being transferred in the form of dividends, loans or advances to the parent company without prior approval from the respective state insurance department. The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s current operating needs.

During 2025, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $24.8 million.

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

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, given inflationary pressures and geopolitical and military conflicts, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is carefully monitoring inflation, changes in market conditions and the regulatory environment resulting from changes in the U.S. presidential administrations and control of Congress, geopolitical and military conflicts, and other trends that could potentially result in material adverse liquidity changes, and will continually assess its capital allocation strategy, including decisions relating to payment of dividends, repurchasing the Company’s common stock and/or conserving cash.

Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased. Pursuant to the Company’s ongoing purchase program, the Company purchased 7,039 shares at an average price of $155.95 and 7,000 shares at an average per share price of $137.00 in 2024 and 2023, respectively. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Capital Expenditures: Capital expenditures were approximately $7.4 million and $9.2 million during 2024 and 2023, respectively. Cash flows from operations are expected to fund the Company's investment in technology and system development initiatives and hardware purchases, given ongoing capital improvement projects and plans for future projects. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations: As of December 31, 2024, the Company had a claims reserve totaling $37.1 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at December 31, 2024 and 2023 were approximately $15.4 million and $15.2 million, respectively, which include postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 10 to the Consolidated Financial Statements.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases. A portion of the Company's current leases include an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2024 is $4.4 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information regarding leases can be found in Note 9 to the Consolidated Financial Statements.

In the normal course of business, the Company enters into other contractual commitments for goods and services needed for operations. Such commitments are not expected to have a material adverse effect on the Company’s liquidity.

Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $55.0 million and $28.2 million as of December 31, 2024 and 2023, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the IRC, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $323.5 million and $263.7 million as of December 31, 2024 and 2023, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

External assets under management of Investors Trust Company totaled approximately $707.8 million and $663.9 million as of December 31, 2024 and 2023, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets.

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

To the Shareholders and the Board of Directors
Investors Title Company and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Investors Title Company and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years then ended December 31, 2024, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Reserve for Claims

As described in Notes 1 and 6 to the Company’s consolidated financial statements, the Company’s unpaid loss and losses adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). As of December 31, 2024, the Company had approximately $37.1 million in reserve for claims. Management records a provision for future claim payments at the time the related premium revenue is recognized by applying a loss provision rate against net premiums written. Management determines its loss provision rate through the consideration of factors such as the Company’s historical claim experience, case reserve estimates on reported claims, large claims, actuarial projections, and other relevant factors. The Company’s specialist utilizes accepted actuarial methodologies when performing the actuarial projections. Management’s assumptions include assumed comparability to its historical claims experience unless factors, such as loss experience and charged premium rates, change significantly, as well as assumptions around large losses related to fraud and defalcation.

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

/s/ Forvis Mazars, LLP
We have served as the Company’s auditor since 2004.
Charlotte, North Carolina
March 17, 2025

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Investors Title Company and Subsidiaries

Opinion on the Internal Control over Financial Reporting

We have audited Investors Title Company and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each the years then ended, and our report dated March 17, 2025, expressed an unqualified opinion on those consolidated financial statements.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2004.

/s/ Forvis Mazars, LLP
Charlotte, North Carolina
March 17, 2025

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
(in thousands)

As of December 31,	2024	2023
Assets
Cash and cash equivalents	$24,654	$24,031
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: December 31, 2024: $112,588; December 31, 2023: $63,106)	112,972	63,847
Equity securities, at fair value (cost: December 31, 2024: $25,980; December 31, 2023: $22,981)	39,893	37,212
Short-term investments	59,101	110,224
Other investments	20,578	17,385
Total investments	232,544	228,668

Premium and fees receivable	16,054	13,338
Accrued interest and dividends	1,469	978
Prepaid expenses and other receivables	7,033	13,525
Property, net	27,935	23,886
Goodwill and other intangible assets, net	15,071	16,249
Lease assets	6,156	6,303
Other assets	2,655	2,500
Current income taxes recoverable	—	1,081
Total Assets	$333,571	$330,559

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for claims	$37,060	$37,147
Accounts payable and accrued liabilities	34,011	31,864
Lease liabilities	6,356	6,449
Current income taxes payable	276	—
Deferred income taxes, net	4,095	3,546
Total liabilities	81,798	79,006

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,886 and 1,891 shares issued and outstanding as of December 31, 2024 and 2023, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	251,418	250,915
Accumulated other comprehensive income	355	638
Total shareholders’ equity	251,773	251,553
Total Liabilities and Shareholders’ Equity	$333,571	$330,559

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

For the Years Ended December 31,	2024	2023
Revenues:
Net premiums written	$204,264	$171,158
Escrow and other title-related fees	17,954	17,109
Non-title services	17,193	19,237
Interest and dividends	10,657	9,055
Other investment income	2,600	3,752
Net investment gains	4,683	3,448
Other	947	991
Total Revenues	258,298	224,750

Operating Expenses:
Commissions to agents	107,343	83,374
Provision for claims	4,530	4,762
Personnel expenses	72,513	76,706
Office and technology expenses	17,505	17,359
Other expenses	16,944	16,319
Total Operating Expenses	218,835	198,520

Income before Income Taxes	39,463	26,230

Provision for Income Taxes	8,390	4,544

Net Income	$31,073	$21,686

Basic Earnings per Common Share	$16.48	$11.45

Weighted Average Shares Outstanding – Basic	1,885	1,893

Diluted Earnings per Common Share	$16.43	$11.45

Weighted Average Shares Outstanding – Diluted	1,892	1,893

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

For the Years Ended December 31,	2024	2023
Net income	$31,073	$21,686
Other comprehensive (loss) income, before income tax:
Accumulated postretirement benefit obligation adjustment	—	24
Unrealized (losses) gains on investments arising during the period	(431)	320
Reclassification adjustment for write-down of securities included in net income	74	208
Other comprehensive (loss) income, before income tax	(357)	552
Income tax expense related to postretirement health benefits	—	5
Income tax (benefit) expense related to net unrealized (losses) gains on investments arising during the year	(92)	61
Income tax expense related to reclassification adjustment for write-down of securities included in net income	18	48
Net income tax (benefit) expense on other comprehensive (loss) income	(74)	114
Other comprehensive (loss) income	(283)	438
Comprehensive Income	$30,790	$22,124

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	1,897	$—	$240,811	$200	$241,011
Net income			21,686		21,686
Dividends paid ($5.84 per share)			(11,048)		(11,048)
Repurchases of common stock	(7)		(959)		(959)
Exercise of stock appreciation rights	1		—		—
Share-based compensation expense related to stock appreciation rights			425		425
Accumulated postretirement benefit obligation adjustment				19	19
Net unrealized gain on investments				419	419
Balance, December 31, 2023	1,891	$—	$250,915	$638	$251,553
Net income			31,073		31,073
Dividends paid ($15.84 per share)			(29,865)		(29,865)
Repurchases of common stock	(7)		(1,099)		(1,099)
Exercise of stock appreciation rights	2		—		—
Share-based compensation expense related to stock appreciation rights			394		394
Net unrealized loss on investments				(283)	(283)
Balance, December 31, 2024	1,886	$—	$251,418	$355	$251,773

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

For the Years Ended December 31,	2024	2023
Operating Activities
Net income	$31,073	$21,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,320	2,760
Accretion of investments, net	(3,424)	(3,698)
Amortization of other intangible assets, net	1,178	1,361
Share-based compensation expense related to stock appreciation rights	394	425
Net gains on disposals of property	(221)	(204)
Net investment gains	(4,683)	(3,448)
Net earnings from other investments	(1,811)	(3,206)
Provision for claims	4,530	4,762
Provision (benefit) for deferred income taxes	624	(4,234)
Changes in assets and liabilities:
(Increase) decrease in premium and fees receivable	(2,716)	5,709
Decrease in other assets	2,635	621
Decrease in lease assets	147	404
Decrease in current income taxes recoverable	1,081	93
Decrease in lease liabilities	(93)	(390)
Increase (decrease) in accounts payable and accrued liabilities	2,147	(10,408)
Increase in current income taxes payable	276	—
Payments of claims, net of recoveries	(4,617)	(4,807)
Net cash provided by operating activities	29,840	7,426

Investing Activities
Purchases of fixed maturity securities	(66,726)	(20,339)
Purchases of equity securities	(11,053)	(11,969)
Purchases of short-term investments	(115,924)	(174,742)
Purchases of other investments	(5,654)	(3,006)
Proceeds from sales and maturities of fixed maturity securities	17,855	10,937
Proceeds from sales of equity securities	13,215	30,216
Proceeds from sales and maturities of short-term investments	170,407	166,362
Proceeds from sales and distributions of other investments	6,775	4,499
Purchases of property, equipment and software	(7,423)	(9,186)
Proceeds from disposals of property	275	529
Net cash provided by (used in) investing activities	1,747	(6,699)

Consolidated Statements of Cash Flows, continued
For the Years Ended December 31,	2024	2023
Financing Activities
Repurchases of common stock	(1,099)	(959)
Exercise of stock appreciation rights	—	—
Dividends paid	(29,865)	(11,048)
Net cash used in financing activities	(30,964)	(12,007)

Net Increase (Decrease) in Cash and Cash Equivalents	623	(11,280)
Cash and Cash Equivalents, Beginning of Period	24,031	35,311
Cash and Cash Equivalents, End of Period	$24,654	$24,031

Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$6,620	$8,688
Non Cash Investing and Financing Activities:
Non cash net unrealized loss (gain) on investments, net of deferred tax benefit (expense) of $74 and $(109) for December 31, 2024 and 2023, respectively	$283	$(419)
Adjustments to postretirement benefits obligation, net of deferred tax expense of $0 and $(5) for December 31, 2024 and 2023, respectively	$—	$(19)
Non cash 1031 exchange proceeds receivable	$—	$(2,589)

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business: Investors Title Company’s (the “Company”) two primary business segments are title insurance and exchange services. The title insurance segment, through its two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies directly and through a network of agents in 22 states and the District of Columbia, primarily in the eastern half of the United States. The majority of the Company’s title insurance business is concentrated in North Carolina, Texas, South Carolina, Georgia and Florida.

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

Investments in Securities

Investments in Fixed Maturity Securities: Fixed maturity securities are classified as available-for-sale and reported at estimated fair value with unrealized gains and losses, net of tax and adjusted for recognized impairment, and reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is impaired. In evaluating available-for-sale fixed maturity securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which estimated fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. If the Company intends to sell an available-for-sale security in an unrealized loss position, or determines that it is more likely than not that the Company will be required to sell the security before it recovers its amortized cost basis, the security is impaired and it is written down to estimated fair value with all losses recognized in earnings. For available-for-sale fixed maturity securities in an unrealized loss position for which the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company evaluates the securities to determine whether the decline in the estimated fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive (loss) income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) in the Consolidated Balance Sheets, limited to the amount by which the amortized cost basis exceeds the estimated fair value, with a corresponding adjustment to earnings.

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

Investments in Equity Securities: Equity securities represent ownership interests held by the Company in entities for investment purposes.  Realized gains and losses on the sale of investment securities and changes in the estimated fair value of equity security investments are reported in the Consolidated Statements of Operations as net investment gains.  Realized investment gains and losses from sales are recorded on the trade date and are determined using the specific identification method. Refer to Note 3 for further information about the Company’s investments in equity securities.

Other Investments

Other investments consist of investments in real estate and unconsolidated affiliated entities, typically structured as limited liability companies ("LLCs"), without readily determinable fair values. As of December 31, 2024, the Company had investments in real estate of $7.5 million and investments in unconsolidated affiliated entities of $13.1 million. As of December 31, 2023, the Company had investments in real estate of $2.5 million and investments in unconsolidated affiliated entities of $14.9 million.

Real estate investments are reported at amortized cost. Depreciation and other related expenses are recorded as an offset to the related rental income. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of real estate investments and makes any necessary adjustments, with any reductions in the carrying amount of these investments recorded in net investment gains in the Consolidated Statement of Operations when recognized. Lease rental income earned by the Company, which does not have a material impact on the Company's results of operations, is included with other revenues in the Consolidated Statements of Operations.

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

Reserve for Claims

The total reserve for all reported and unreported losses the Company incurred through December 31, 2024 is represented by the reserve for claims. The Company’s reserve for unpaid losses and loss adjustment expenses is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). Despite the variability of such estimates, management believes that the reserve is adequate to cover claims losses resulting from pending and future claims for policies issued through December 31, 2024. The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

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

Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income is comprised of unrealized holding gains or losses on available-for-sale securities, net of tax, and unrealized gains or losses associated with postretirement benefit liabilities, net of tax. Accumulated other comprehensive income as of December 31, 2024 consists of $300 thousand of unrealized holding gains on available-for-sale securities and $55 thousand of unrecognized actuarial gains associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2023 consists of $583 thousand of unrealized holding gains on available-for-sale securities and $55 thousand of unrecognized actuarial gains associated with postretirement benefit liabilities. Refer to Note 18 for further information regarding accumulated other comprehensive income.

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

Goodwill was reviewed for impairment as of December 31, 2024, and is reviewed at least annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. When evaluating whether goodwill is impaired, the Company determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that goodwill balances are impaired as of the testing date. If the qualitative analysis does not indicate that an impairment of goodwill is more likely than not, then no other specific quantitative impairment testing is required. If it is determined that it is more likely than not that an impairment exists, the Company performs a quantitative assessment whereby a discounted cash flow analysis is utilized to determine an estimated fair value. The estimated fair value is compared to the carrying value of goodwill as of the measurement date. The discounted cash flows used in estimating fair value are dependent on a number of significant assumptions, and therefore estimated fair value measurements are subject to change given the inherent uncertainty in predicting future results and cash flows.

Other Intangible Assets

The Company’s other intangible assets consist of non-compete agreements, referral relationships and a tradename resulting from agency acquisitions; all of which are recorded at the acquisition date fair value. The fair value of the Company’s other intangible assets is principally based on values obtained from an independent third-party valuation service. Assets with remaining useful lives will be amortized on a straight-line basis over those useful lives, which range from approximately 1 to 22 years as of December 31, 2024. Other intangible assets are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable.

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

Combined capital and surplus on a statutory basis was $247.1 million and $243.3 million as of December 31, 2024 and 2023, respectively. Net income on a statutory basis was $30.8 million and $31.6 million and for the years ended December 31, 2024 and 2023, respectively.

The Company has designated approximately $53.9 million and $52.1 million of retained earnings as of December 31, 2024 and 2023, respectively, as appropriated to reflect the required statutory premium and supplemental reserves. Refer to Note 8 for the tax treatment of the statutory premium reserve.

As of December 31, 2024 and 2023, approximately $118.2 million and $113.0 million, respectively, of consolidated shareholders’ equity represents net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. During 2025, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $24.8 million.

Fixed maturity securities with fair market values totaling approximately $6.1 million and $6.7 million at December 31, 2024 and 2023, respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of December 31, 2024 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$300	$2	$—	$302
General obligations of U.S. states, territories and political subdivisions	8,129	11	(31)	8,109
Special revenue issuer obligations of U.S. states, territories and political subdivisions	16,523	51	(73)	16,501
Corporate debt securities	87,636	556	(132)	88,060
Total	$112,588	$620	$(236)	$112,972

As of December 31, 2023 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Governmental obligations	$2,220	$2	$(2)	$2,220
General obligations of U.S. states, territories and political subdivisions	9,419	64	(24)	9,459
Special revenue issuer obligations of U.S. states, territories and political subdivisions	24,908	145	(66)	24,987
Corporate debt securities	26,559	655	(33)	27,181
Total	$63,106	$866	$(125)	$63,847

The special revenue category for both periods presented includes approximately 20 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at December 31, 2024 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$43,179	$43,253
Due after one year through five years	56,178	56,297
Due after five years through ten years	7,944	7,956
Due after ten years	5,287	5,466
Total	$112,588	$112,972

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2024 and 2023, respectively:

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2024 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$—	$—	$—	$—	$—	$—
General obligations of U.S. states, territories and political subdivisions	1,960	(2)	2,780	(29)	4,740	(31)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	5,477	(45)	2,828	(28)	8,305	(73)
Corporate debt securities	22,641	(131)	149	(1)	22,790	(132)
Total	$30,078	$(178)	$5,757	$(58)	$35,835	$(236)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2023 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,488	$(2)	$—	$—	$1,488	$(2)
General obligations of U.S. states, territories and political subdivisions	5,925	(23)	101	(1)	6,026	(24)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	7,124	(16)	3,085	(50)	10,209	(66)
Corporate debt securities	6,052	(29)	296	(4)	6,348	(33)
Total	$20,589	$(70)	$3,482	$(55)	$24,071	$(125)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.

Factors considered in determining whether a loss is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 60 and 52 fixed maturity securities had unrealized losses at December 31, 2024 and 2023, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded $74 thousand and $201 thousand of impairment charges related to fixed maturity securities for the twelve-month periods ended December 31, 2024 and 2023, respectively. Expenses related to impairments are recorded in net investment gains in the Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of December 31, 2024 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$25,980	$39,893
Total	$25,980	$39,893

As of December 31, 2023 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$22,981	$37,212
Total	$22,981	$37,212

Changes in the estimated fair value of equity security investments are recorded in net investment gains in the Consolidated Statements of Operations.

Interest and Dividends

Earnings on investments for the years ended December 31 are as follows:

(in thousands)	2024	2023
Fixed maturity securities	$3,832	$2,317
Equity securities	1,120	1,078
Invested cash and other short-term investments	5,703	5,659
Miscellaneous interest	2	1
Interest and dividends	$10,657	$9,055

Net Investment Gains

Gross realized gains and losses on sales of investments and changes in the estimated fair value of equity security investments for the years ended December 31 are summarized as follows:

(in thousands)	2024	2023
Gross realized gains from securities:
Common stocks	$5,525	$16,350
Total	$5,525	$16,350
Gross realized losses from securities:
Common stocks	$(363)	$(400)
Impairments of securities	(74)	(201)
Total	$(437)	$(601)
Net realized gains from securities	$5,088	$15,749
Net realized other investment (losses) gains:
Impairments of other assets and investments	$(309)	$—
Gains on other investments	242	5
Losses on other investments	(20)	(123)
Total	$(87)	$(118)
Net realized investment gains	$5,001	$15,631
Changes in the estimated fair value of equity security investments	$(318)	$(12,183)
Net investment gains	$4,683	$3,448

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities (“VIEs”) that are not consolidated in the Company's consolidated financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause and no participation rights exist. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or LLCs, as of December 31, 2024:

Type of Investment (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss *
Real estate LLCs or LPs	Other investments	$10,514	$11,404	$14,653
Small business investment LLCs or LPs	Other investments	1,184	1,184	1,403
Total		$11,698	$12,588	$16,056

*	Maximum potential loss is calculated as the total investment in the LLC or LP including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of December 31, 2024 and 2023, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of December 31, 2024 and 2023:

As of December 31, 2024 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$302	$24,610	$—	$24,912
Corporate debt securities	—	88,060	—	88,060
Total	$302	$112,670	$—	$112,972

As of December 31, 2023 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$2,220	$34,446	$—	$36,666
Corporate debt securities	—	27,181	—	27,181
Total	$2,220	$61,627	$—	$63,847

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of December 31, 2024 and 2023:

As of December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$24,654	$—	$—	$24,654
Accrued interest and dividends	1,469	—	—	1,469
Equity securities, at fair value:
Common stocks	39,893	—	—	39,893
Short-term investments:
Money market funds and U.S. Treasury bills	59,101	—	—	59,101
Total	$125,117	$—	$—	$125,117

As of December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$24,031	$—	$—	$24,031
Accrued interest and dividends	978	—	—	978
Equity securities, at fair value:
Common stocks	37,212	—	—	37,212
Short-term investments:
Money market funds and U.S. Treasury bills	110,224	—	—	110,224
Total	$172,445	$—	$—	$172,445

The Company did not hold any Level 3 category debt or marketable equity investment securities as of December 31, 2024 or 2023.

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

Certain equity investments under the measurement alternative and notes receivable are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be impaired, an impairment charge is recorded against such investment and reflected in the Consolidated Statements of Operations. There were two impairments of such investments made during the twelve-month periods ended December 31, 2024 and no impairments during the twelve-month period ended December 31, 2023. The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2024 and 2023:

As of December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$8,166	$8,166
Notes receivable	—	—	641	641
Total	$—	$—	$8,807	$8,807

As of December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Total
Financials assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$9,300	$9,300
Notes receivable	—	—	2,201	2,201
Total	$—	$—	$11,501	$11,501

4. Property and Equipment

Property and equipment and estimated useful lives at December 31 are summarized as follows:

(in thousands)	2024	2023
Land	$999	$805
Office buildings and improvements (25 years)	5,856	6,168
Furniture, fixtures and equipment (3 to 10 years)	39,972	33,966
Automobiles (3 years)	1,448	1,405
Total	48,275	42,344
Less accumulated depreciation	(20,340)	(18,458)
Property and equipment, net	$27,935	$23,886

Included within furniture, fixtures and equipment is software developed by the Company for internal use. Capitalized costs include both direct and indirect costs, such as payroll costs of employees associated with developing software, incurred during the software development stage.

5. Reinsurance

The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. There were no premiums assumed for 2024 and 2023. Ceded premiums were approximately $89 thousand and $354 thousand for 2024 and 2023, respectively. Ceded reinsurance is comprised of excess of loss treaties, which outline the conditions in which the reinsurance company will pay claims and protect against losses over certain agreed upon amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event the assuming insurance companies are unable to meet their obligations under these contracts. The Company did not pay or recover any reinsured losses during 2024 and 2023.

6. Reserve for Claims

Changes in the reserve for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

(in thousands)	2024	2023
Balance, beginning of period	$37,147	$37,192
Provision related to:
Current year	9,053	7,547
Prior years	(4,523)	(2,785)
Total provision charged to operations	4,530	4,762
Claims paid, net of recoveries, related to:
Current year	(719)	(428)
Prior years	(3,898)	(4,379)
Total claims paid, net of recoveries	(4,617)	(4,807)
Balance, end of year	$37,060	$37,147

The Company continually refines its reserve estimates as current loss experience develops and more credible data emerges. Movements in the reserve related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data. The decrease in the provision for claims in 2024, compared to 2023, was primarily due to lower levels of favorable loss development in the current year period. Due to variances between actual and expected loss payments, loss development is subject to significant variability.
The Company does not recognize claim recoveries until an actual payment has been received by the Company. The Company realized claim recoveries of approximately $332 thousand and $597 thousand during 2024 and 2023, respectively.

The provision for claims as a percentage of net premiums written was 2.2% and 2.8% in 2024 and 2023, respectively.

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

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	2024	%	2023	%
Known title claims	$2,650	7.2	$2,855	7.7
IBNR	34,410	92.8	34,292	92.3
Total reserve for claims	$37,060	100.0	$37,147	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

(in thousands, except per share amounts)	2024	2023
Net income	$31,073	$21,686
Weighted average common shares outstanding – Basic	1,885	1,893
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	7	—
Weighted average common shares outstanding – Diluted	1,892	1,893
Basic earnings per common share	$16.48	$11.45
Diluted earnings per common share	$16.43	$11.45

There were 0 and 24 thousand potential shares excluded from the computation of diluted earnings per share in 2024 and 2023, respectively, due to the out-of-the-money status of the related share-based awards rendering them anti-dilutive.

The Company historically has adopted employee stock award plans under which restricted stock, options or stock appreciation rights ("SARs") exercisable for the Company's stock may be granted to key employees or directors of the Company. As of December 31, 2024 there was one active plan from which the Company may grant share-based awards and one legacy plan under which equity awards remain outstanding. The awards eligible to be granted under the active plan are limited to SARs, and the maximum aggregate number of shares of common stock of the Company available pursuant to the plan for the grant of SARs is 250 thousand shares.

As of December 31, 2024, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

During both 2024 and 2023, the Company issued share-settled SARs to directors of the Company. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments. A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	39	$159.39	4.10	$243
SARs granted	5	142.88
SARs exercised	(2)	93.87
Outstanding as of December 31, 2023	42	$160.83	3.69	$428
SARs granted	5	160.94
SARs exercised/forfeited/expired	(19)	170.21
Outstanding as of December 31, 2024	28	$154.71	3.90	$2,312

Exercisable as of December 31, 2024	22	$156.73	3.78	$1,797

Unvested as of December 31, 2024	6	$146.79	4.40	$515

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31. The intrinsic values of SARs exercised during 2024 and 2023 were approximately $595 thousand and $156 thousand, respectively.

There were no options outstanding at December 31, 2024. The following table summarizes information about SARs outstanding at December 31, 2024:

(in thousands, except exercise prices and average remaining contractual term)			SARs Outstanding at Year-End			SARs Exercisable at Year-End
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$60.00	—	$99.99	—	0.00	$—	—	$—
100.00	—	149.99	13	3.95	138.22	9	135.59
150.00	—	199.99	15	3.86	169.99	13	170.74
$60.00	—	$199.99	28	3.90	$154.71	22	$156.73

In 2024, 7 thousand SARs vested with a fair value of approximately $394 thousand.

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

There was approximately $393 thousand and $425 thousand of compensation expense relating to SARs vesting on or before December 31, 2024 and 2023, respectively, included in personnel expenses in the Consolidated Statements of Operations. As of December 31, 2024, there was approximately $301 thousand of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately one year.

8. Income Taxes

The components of income tax expense for the years ended December 31 are summarized as follows:

(in thousands)	2024	2023
Current:
Federal	$7,371	$8,389
State	395	389
Total current	7,766	8,778
Deferred:
Federal	555	(4,150)
State	69	(84)
Total deferred	624	(4,234)
Total	$8,390	$4,544

For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in other expenses in the Consolidated Statements of Operations.

At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

(in thousands)	2024	2023
Deferred income tax assets:
Accrued benefits and retirement services	$4,132	$3,990
Net operating loss carryforward	210	246
Impairment of assets	135	186
Reinsurance and commission payable	23	62
Allowance for doubtful accounts	6	29
Lease assets	1,335	1,354
Other	559	563
Total	6,400	6,430
Deferred income tax liabilities:
Net unrealized gain on investments	3,015	3,157
Recorded statutory premium reserve, net of reserves for claims	2,508	2,223
Intangible assets	730	797
Excess of tax over book depreciation	721	657
Lease liabilities	1,293	1,324
1031 gain	933	935
Other	1,295	883
Total	10,495	9,976
Net deferred income tax liabilities	$(4,095)	$(3,546)

At December 31, 2024 and 2023, there were no valuation allowances recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these deferred income tax assets will be realized.

A reconciliation of the U.S. federal statutory income tax rate of 21.0% for the years ended December 31, 2024 and 2023, to income tax expense, is as follows:

(in thousands)	2024	2023
Anticipated income tax expense	$8,287	$5,508
Increase (decrease) related to:
State income taxes, net of federal income tax benefit	312	307
Tax-exempt interest income, net of amortization	(986)	(525)
Other, net	777	(746)
Provision for income taxes	$8,390	$4,544

In accounting for uncertainty in income taxes, the Company is required to recognize in its Consolidated Financial Statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. There were no unrecognized tax benefits or liabilities as of December 31, 2024.

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2020.

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

Lease expense is included in office and technology expenses in the Consolidated Statements of Operations. Information regarding the Company’s leases for the years ended December 31 is as follows:

(in thousands)	2024	2023
Operating leases	$2,672	$2,754
Finance leases:
Amortization of lease assets	259	237
Lease expense	$2,931	$2,991
Sub-lease income	(222)	(14)
Lease cost	$2,709	$2,977

(a)	Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.

Components of the lease liability presented in the Consolidated Balance Sheets for the years ended December 31 are as follows:

(in thousands)	2024	2023
Current:
Operating lease liabilities	$2,026	$2,201
Finance lease liabilities	226	170
Non-current:
Operating lease liabilities	3,728	3,792
Finance lease liabilities	376	286
Total lease liabilities	$6,356	$6,449

The future minimum payments for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2024, are summarized as follows:

Year Ended (in thousands)	Operating Leases	Finance Leases	Total
2025	$2,208	$247	$2,455
2026	1,690	203	1,893
2027	888	136	1,024
2028	449	55	504
2029	388	—	388
Thereafter	583	—	583
Total undiscounted payments	$6,206	$641	$6,847
Less: present value adjustment	(452)	(39)	(491)
Lease liabilities	$5,754	$602	$6,356

Supplemental lease information for the years ended December 31 is as follows:

	2024	2023
Weighted average remaining lease term (years)
Operating leases	3.88	3.07
Finance leases	2.84	2.93
Weighted average discount rate
Operating leases	4.0%	3.8%
Finance leases	4.4%	3.7%

The Company does not have any material pending operating or financing lease agreements that become effective in future periods.

10. Retirement Agreements and Other Postretirement Benefit Plan

The Company has a 401(k) savings plan. In order to participate in the plan, employees must be 21 years old. In order to be eligible for employer contributions, individuals must be employed for a period of one year and work at least 1,000 hours annually. The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution. Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code of 1986, as amended (the “IRC”). Expenses related to the 401(k) plan were approximately $2.0 million and $1.6 million for 2024 and 2023, respectively.

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

In addition, during the second quarter of 2004, ITIC entered into nonqualified deferred compensation plan agreements with these executives. The amounts accrued for all agreements at December 31, 2024 and 2023 were approximately $15.4 million and $15.2 million, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contract. Both the 2024 and 2023 accruals are included in the accounts payable and accrued liabilities line item of the Consolidated Balance Sheets. These executive contracts are accounted for on an individual contract basis. On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the IRC, and were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) plan.

On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement, which were most recently amended and restated on May 4, 2022. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The benefits are unfunded. Estimated future benefit payouts expected to be paid for each of the next five years are $36 thousand in 2025, $44 thousand in 2026, $57 thousand in 2027, $83 thousand in 2028, $73 thousand in 2029 and $293 thousand in the next five years thereafter.

Cost of the Company’s postretirement benefits included the following components and is presented in the personnel expenses line of its Consolidated Statements of Operations:

(in thousands)	2024	2023
Net periodic benefit cost
Service cost – benefits earned during the year	$—	$—
Interest cost on the projected benefit obligation	—	65
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized (gain) loss	—	(37)
Net periodic benefits cost at end of year	$—	$28

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net amount in accumulated other comprehensive income is $68 thousand, $55 thousand net of tax, for December 31, 2024, and $68 thousand, $55 thousand net of tax, for December 31, 2023, and represents the net unrecognized actuarial gains and unrecognized prior service costs. The effects of the funded status on the Company’s Consolidated Balance Sheets at December 31, 2024 and 2023 are presented in the following table:

(in thousands)	2024	2023
Funded status
Actuarial present value of future benefits:
Fully eligible active employees	$(951)	$(906)
Non-eligible active employees	—	—
Plan assets	—	—
Funded status of accumulated postretirement benefit obligation, recognized in accounts payable and accrued liabilities	$(951)	$(906)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2024 and 2023 includes the following:

(in thousands)	2024	2023
Accrued postretirement benefit obligation at beginning of year	$(906)	$(928)
Service cost – benefits earned during the year	—	—
Interest cost on projected benefit obligation	—	(65)
Actuarial (loss) gain	(45)	87
Accrued postretirement benefit obligation at end of year	$(951)	$(906)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

(in thousands)	2024	2023
Balance at beginning of year	$68	$44
Components of accumulated other comprehensive income:
Unrecognized prior service cost	—	—
Amortization of gain (loss), net	—	(37)
Actuarial gain	—	61
Balance at end of year	$68	$68

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

Escrow and Trust Deposits: As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, escrowed funds received under escrow agreements, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash administered by the Company for these purposes was approximately $55.0 million and $28.2 million as of December 31, 2024 and 2023, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchange Proceeds: In administering tax-deferred like-kind exchanges pursuant to § 1031 of the IRC, the Company’s wholly owned subsidiary, ITEC, serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company wholly owned subsidiary, ITAC, serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $323.5 million and $263.7 million as of December 31, 2024 and 2023, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other revenues rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

12. Segment Information

The Company has two reportable segments, title insurance and exchange services. The remaining immaterial segments have been combined into a group called “All Other.” The Company’s chief operating decision makers (“CODMs”) are the Chief Executive Officer; President, Chief Financial Officer, Chief Accounting Officer, and Treasurer; and Executive Vice President and Secretary. The CODMs use financial metrics such as consolidated operating margin and net income to assess financial performance and to make key operating decisions, such as resource allocation and the rate at which the Company invests in growth opportunities.

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

Provided below is selected financial information about the Company’s operations by segment for the periods ended December 31, 2024 and 2023:

2024 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$242,529	$10,746	$8,192	$(21,109)	$240,358
Net investment income	12,804	358	4,778	—	17,940
Total revenues	255,333	11,104	12,970	(21,109)	258,298
Commissions to agents	120,307	—	—	(12,964)	107,343
Provision for claims	4,530	—	—	—	4,530
Personnel expenses	64,138	2,425	5,950	—	72,513
Other	34,393	333	3,149	(3,426)	34,449
Total operating expenses	223,368	2,758	9,099	(16,390)	218,835
Income before income taxes	$31,965	$8,346	$3,871	$(4,719)	$39,463
Total assets	$232,932	$6,179	$94,460	$—	$333,571

2023 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$207,140	$13,270	$7,800	$(19,715)	$208,495
Net investment income	12,303	196	3,756	—	16,255
Total revenues	219,443	13,466	11,556	(19,715)	224,750
Commissions to agents	98,170	—	—	(14,796)	83,374
Provision for claims	4,762	—	—	—	4,762
Personnel expenses	68,851	2,236	5,619	—	76,706
Other	33,196	282	3,266	(3,066)	33,678
Total operating expenses	204,979	2,518	8,885	(17,862)	198,520
Income before income taxes	$14,464	$10,948	$2,671	$(1,853)	$26,230
Total assets	$216,622	$5,534	$108,403	$—	$330,559

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

There were 1.0 million shares of Preferred Stock authorized as of December 31, 2024 and 2023, with 200,000 being designated Series A Preferred Stock.

14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company invests its cash and cash equivalents into high credit quality security instruments. Deposits which exceed $250 thousand at each institution are not insured by the Federal Deposit Insurance Corporation (“FDIC”).  Of the $24.7 million in cash and cash equivalents at December 31, 2024, $22.4 million was not insured by the FDIC. Of the $24.0 million in cash and cash equivalents at December 31, 2023, $22.3 million was not insured by the FDIC. The Company mitigates the risk of having cash and cash equivalents not insured by the FDIC by monitoring the credit quality of the financial institutions in which the funds are held.

15. Business Concentration

The Company generates a significant amount of title insurance premiums in North Carolina, Texas, South Carolina, Georgia and Florida. In 2024 and 2023, these states generated the following percentage of total premiums written:

State	2024	2023
North Carolina	34.4%	37.4%
Texas	27.9%	27.0%
South Carolina	8.8%	9.3%
Georgia	7.6%	6.8%
Florida	7.2%	4.0%

16. Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investments in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (in thousands)	2024	2023
Other investments	$4,950	$5,561
Premium and fees receivable	$1,701	$627

Financial Statement Classification, Consolidated Statements of Operations (in thousands)	2024	2023
Net premiums written	$29,272	$22,131
Non-title services and other investment income	$2,637	$4,062
Commissions to agents	$20,821	$15,115

17. Intangible Assets, Goodwill and Title Plants

Intangible Assets

 The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions are principally based on values obtained from an independent third-party valuation service and are all Level 3 inputs. Management determined that no events or changes in circumstances occurred during the periods ended December 31, 2024 and 2023 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following as of December 31:

Year Ended (in thousands)	2024	2023
Referral relationships	$8,898	$8,898
Non-compete agreements	3,155	3,155
Tradename	747	747
Total	12,800	12,800
Accumulated amortization	(7,354)	(6,176)
Identifiable intangible assets, net	$5,446	$6,624

The following table provides the estimated aggregate amortization expense, as of December 31, 2024 for each of the five succeeding fiscal years:

Year Ended (in thousands)
2025	$1,095
2026	1,095
2027	679
2028	650
2029	526
Thereafter	1,214
Total	$5,259

Goodwill and Title Plants

As of December 31, 2024, the Company recognized $9.6 million in goodwill and $1.6 million in title plants, net of impairments, as the result of title insurance agency acquisitions. The title plants are included with other assets in the Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with FASB’s Accounting Standards Codification (“ASC”) 350, the Company determined that no events or changes in circumstances occurred during the periods ended December 31, 2024 and 2023 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

18. Accumulated Other Comprehensive Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended December 31, 2024 and 2023:

2024 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$583	$55	$638
Other comprehensive (loss) income before calculations	(339)	—	(339)
Amounts reclassified from accumulated other comprehensive income	56	—	56
Net current-period other comprehensive (loss) income	(283)	—	(283)
Ending balance	$300	$55	$355

2023 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$164	$36	$200
Other comprehensive income before calculations	259	19	278
Amounts reclassified from accumulated other comprehensive income	160	—	160
Net current-period other comprehensive income	419	19	438
Ending balance	$583	$55	$638

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended December 31, 2024 and 2023:

2024 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized losses on investments	$—
Impairments of securities	(74)
Total	$(74)	Net investment gains
Tax	18	Provision for Income Taxes
Net of Tax	$(56)
Reclassifications for the period	$(56)

2023 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized losses on investments	$—
Impairments of securities	(208)
Total	$(208)	Net investment gains
Tax	48	Provision for Income Taxes
Net of Tax	$(160)
Reclassifications for the period	$(160)

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

The following table provides a breakdown of the Company’s revenue by major business activity:

(in thousands)	2024	2023
Revenue from contracts with customers:
Escrow and other title-related fees	$17,954	$17,109
Non-title services	17,193	19,237
Total revenue from contracts with customers	35,147	36,346
Other sources of revenue:
Net premiums written	204,264	171,158
Investment-related revenue	17,940	16,255
Other	947	991
Total revenues	$258,298	$224,750

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Management has assessed, and the Company’s independent registered public accounting firm, Forvis Mazars, LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2024. The reports of management and Forvis Mazars, LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

During the three-month period ended December 31, 2024, none of the Company's directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors,” “Corporate Governance – Board of Directors and Committees – The Audit Committee,” “Corporate Governance – Code of Business Conduct and Ethics” and “Corporate Governance – Insider Trading Policy” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2025, to be filed by the Company with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the year ended December 31, 2024 (the “2025 Proxy Statement”). Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in the 2025 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2025 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2024. The Company does not have any equity compensation plans that have not been approved by its shareholders.

Equity Compensation Plan Information (unrounded)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	28,175	(a)	$154.71	207,750	(b)
Equity compensation plans not approved by shareholders	—		—	—
Total	28,175		$154.71	207,750

(a)	Includes 1,500 shares issuable upon exercise of outstanding stock appreciation rights (“SARs”) under the 2009 Stock Appreciation Rights Plan (the “2009 Plan”), and 26,675 shares issuable upon exercise of SARs under the 2019 Stock Appreciation Rights Plan (the “2019 Plan”).
(b)	Includes shares remaining for future issuance under the 2019 Plan. The 2009 Plan expired in March 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Corporate Governance – Independent Directors” and “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” set forth in the 2025 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 4 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Consolidated Financial Statements

The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 686)
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023
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

(a)(3)  Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description	Location

3.1(a)	Articles of Incorporation dated January 22, 1973	Incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973	Incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(c)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987	Incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(d)	Articles of Amendment to Articles of Incorporation, dated May 15, 2002	Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended June 30, 2002, File No. 11774

3.1(e)	Articles of Amendment to Articles of Incorporation, dated November 12, 2002	Incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended March 31, 2003, File No. 11774

3.1(f)	Articles of Amendment to Articles of Incorporation, dated October 31, 2012	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on October 31, 2012, File No. 11774

3.2	Amended and Restated Bylaws, dated November 6, 2023	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 8, 2023, File No. 11774

4.1	Description of the Company’s Securities	Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2019, File No. 11774

4.2	Amended and Restated Rights Agreement, dated September 30, 2022, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 3, 2022, File No. 11774

10.1*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.2*	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.3(a)*	2009 Stock Appreciation Right Plan effective March 2, 2009	Incorporated by reference to Appendix A to the Proxy Statement dated May 26, 2009, File No. 11774

10.3(b)*	Form of Stock Appreciation Rights Agreement under 2009 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2011, File No. 11774

10.4(a)*	2019 Stock Appreciation Rights Plan effective March 11, 2019	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on May 15, 2019, File No. 333-231486

10.4(b)*	Form of Stock Appreciation Rights Agreement under 2019 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 16, 2019, File No. 11774

10.5*	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2019, File No. 11774

10.6*	Second Amended and Restated Employment Agreement, by and between Investors Title Insurance Company and J. Allen Fine, dated May 4, 2022	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.7*	Second Amended and Restated Employment Agreement, by and between Investors Title Insurance Company and James A. Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.8*	Second Amended and Restated Employment Agreement, by and between Investors Title Insurance Company and W. Morris Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.9*	Amended and Restated Death Benefit Plan Agreement, by and between Investors Title Insurance Company and J. Allen Fine, dated May 4, 2022	Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.10*	Amended and Restated Death Benefit Plan Agreement, by and between Investors Title Insurance Company and James A. Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.11*	Amended and Restated Death Benefit Plan Agreement, by and between Investors Title Insurance Company and W. Morris Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

19	Insider Trading and Tipping Policy	Filed herewith

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97	Policy for the Recovery of Erroneously Awarded Compensation	Incorporated by reference to Exhibit 97 to Form 10-K for the year ended December 31, 2023, File No. 11774

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

*	Management contract or compensatory plan or arrangement

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2024

Type of Investment (in thousands)	Cost (1)	Market Value	Amount at which shown in the Balance Sheet (3)

Fixed maturity securities:
Government obligations	$300	$301	$301
General obligations of U.S. states, territories and political subdivisions	8,129	8,111	8,111
Special revenue issuer obligations of U.S. states, territories and political subdivisions	10,875	10,845	10,845
Public utilities	5,649	5,655	5,655
Corporate debt securities	87,635	88,060	88,060
Total fixed maturity securities	112,588	112,972	112,972

Equity securities:
Common stocks:
Public utilities	187	347	347
Banks, trusts and insurance companies	1,802	3,283	3,283
Industrial, miscellaneous and all other	21,830	31,638	31,638
Technology	2,161	4,625	4,625
Total equity securities	25,980	39,893	39,893

Other investments:
Short-term investments	59,101	59,101	59,101
Other investments (2)	17,276	17,276	17,276
Total other investments	76,377	76,377	76,377

Total investments (2)	$214,945	$229,242	$229,242

(1)Fixed maturity securities are shown at amortized cost and equity securities are shown at original cost.
(2)The above summary of investments does not include investments in related parties accounted for under the equity method or the measurement alternative methods of accounting in the amount of $3,302.
(3)All fixed maturity securities presented are classified as available-for-sale and shown at estimated fair value. Equity securities are shown at fair value.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2024 AND 2023

(in thousands)	2024	2023
Assets
Cash and cash equivalents	$1,252	$4,409
Fixed maturity securities, available-for-sale, at fair value	49,768	4,287
Equity securities, at fair value	267	188
Short-term investments	26,071	83,095
Investments in affiliated companies	160,469	148,934
Other investments	8,798	4,172
Prepaid expenses and other receivables	1,571	5,516
Current income taxes receivable	3,210	1,293
Accrued interest and dividends	599	192
Property, net	1,688	1,562
Total Assets	$253,693	$253,648

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$1,146	$1,842
Deferred income taxes, net	774	253
Total liabilities	1,920	2,095

Shareholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,886 and 1,891 shares issued and outstanding as of December 31, 2024 and 2023, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	251,418	250,915
Accumulated other comprehensive income	355	638
Total shareholders’ equity	251,773	251,553
Total Liabilities and Shareholders’ Equity	$253,693	$253,648

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands, except per share amounts)	2024	2023
Revenues:
Interest and dividends	$4,658	$3,671
Net investment losses	(230)	(142)
Rental income	870	922
Gains on disposals of property	184	194
Miscellaneous income (loss)	7	(36)
Total Revenues	5,489	4,609

Operating Expenses:
Personnel expenses	1,020	874
Office and technology expenses	577	628
Other expenses	935	979
Total Operating Expenses	2,532	2,481

Equity in Net Income of Affiliated Companies	29,525	19,670

Income before Income Taxes	32,482	21,798

Provision for Income Taxes	1,409	112

Net Income	$31,073	$21,686

Basic Earnings per Common Share	$16.48	$11.45

Weighted Average Shares Outstanding – Basic	1,885	1,893

Diluted Earnings per Common Share	$16.43	$11.45

Weighted Average Shares Outstanding – Diluted	1,892	1,893

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands)	2024	2023
Operating Activities
Net income	$31,073	$21,686
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(29,525)	(19,670)
Depreciation	131	126
Accretion of investments, net	(2,531)	(2,924)
Share-based compensation expense related to stock appreciation rights	393	425
Net gains on disposal of property	(184)	(194)
Net investment (gains) losses on securities	(79)	142
Net realized losses on other investments	309	21
Provision (benefit) for deferred income taxes	515	(433)
Decrease (increase) in receivables	3,325	(1,652)
(Increase) decrease in current income taxes receivable	(1,917)	1,506
(Increase) decrease in other assets	(407)	3,204
Decrease in accounts payable and accrued liabilities	(696)	(1,326)
Net cash provided by operating activities	407	911

Investing Activities
Dividends received from subsidiaries	18,137	32,478
Purchases of fixed maturity and equity securities	(50,146)	(1,203)
Purchases of short-term securities	(65,448)	(127,789)
Purchases of and net earnings from other investments	(5,001)	(81)
Proceeds from sales and maturities of fixed maturity and equity securities	5,220	2,892
Proceeds from sales and maturities of short-term securities	124,472	107,083
Proceeds from sales and distributions of other investments	685	2
Purchases of property	(72)	(9)
Proceeds from disposals of property	—	206
Net cash provided by investing activities	27,847	13,579

Financing Activities
Repurchases of common stock	(1,099)	(959)
Capital contribution to subsidiaries	(447)	(1,524)
Dividends paid	(29,865)	(11,048)
Net cash used in financing activities	(31,411)	(13,531)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,157)	959
Cash and Cash Equivalents, Beginning of Period	4,409	3,450
Cash and Cash Equivalents, End of Period	$1,252	$4,409

Supplemental Disclosures:
Income tax payments, net	$6,273	$8,320
Non cash 1031 exchange proceeds receivable	$—	$(2,589)

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
(in thousands)

1.The accompanying Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of Investors Title Company and Subsidiaries.

2.Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2024	2023
Investors Title Insurance Company, net*	$8,952	$25,478
Investors Title Exchange Corporation	6,700	5,800
Investors Title Accommodation Corporation	—	—
Investors Trust Company	500	500
Investors Title Commercial Agency, LLC	1,600	—
National Investors Holdings, LLC	385	700
Total	$18,137	$32,478

* Total dividends of $13,572 and $27,181 paid to the Parent Company in 2024 and 2023, respectively, netted with dividends of $4,620 and $1,703 received from the Parent Company in 2024 and 2023, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income (Loss)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Year Ended December 31, 2024 (in thousands)
Title Insurance	$—	$37,060	$—	$774	$204,264	$7,786	$4,530	$—	$202,659	N/A
All Other	—	—	—	—	—	5,153	—	—	11,646	N/A
	$—	$37,060	$—	$774	$204,264	$12,939	$4,530	$—	$214,305	N/A

Year Ended December 31, 2023 (in thousands)
Title Insurance	$—	$37,147	$—	$804	$171,158	$(2,926)	$4,762	$—	$182,571	N/A
All Other	—	—	—	—	—	3,550	—	—	11,187	N/A
	$—	$37,147	$—	$804	$171,158	$624	$4,762	$—	$193,758	N/A

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentages of Amount Assumed to Net
Year Ended December 31, 2024 (in thousands)
Title Insurance	$204,353	$89	$—	$204,264	—%

Year Ended December 31, 2023 (in thousands)
Title Insurance	$171,512	$354	$—	$171,158	—%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period
2024 (in thousands)
Premiums receivable:
Valuation provision	$88	$158	$—	$(218)	(a)	$28
Reserves for claims	$37,147	$4,530	$—	$(4,617)	(b)	$37,060

2023 (in thousands)
Premiums receivable:
Valuation provision	$159	$773	$—	$(844)	(a)	$88
Reserves for claims	$37,192	$4,762	$—	$(4,807)	(b)	$37,147

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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 17, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of March, 2025.

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