Form 10-Q
period 2025-03-31
INVESTORS TITLE CO
filed 2025-05-12
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 25, 2025, there were 1,886,268 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2025 and December 31, 2024
(in thousands)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$27,603	$24,654
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: March 31, 2025: $117,723; December 31, 2024: $112,588)	118,329	112,972
Equity securities, at fair value (cost: March 31, 2025: $23,854; December 31, 2024: $25,980)	34,589	39,893
Short-term investments	54,141	59,101
Other investments	20,123	20,578
Total investments	227,182	232,544

Premiums and fees receivable	15,691	16,054
Accrued interest and dividends	1,580	1,469
Prepaid expenses and other receivables	7,817	7,033
Property, net	28,311	27,935
Goodwill and other intangible assets, net	14,797	15,071
Lease assets	8,126	6,156
Other assets	2,674	2,655
Total Assets	$333,781	$333,571

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$36,997	$37,060
Accounts payable and accrued liabilities	28,683	34,011
Lease liabilities	8,374	6,356
Current income taxes payable	2,374	276
Deferred income taxes, net	2,941	4,095
Total liabilities	79,369	81,798

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,886 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	253,827	251,418
Accumulated other comprehensive income	585	355
Total stockholders' equity	254,412	251,773
Total Liabilities and Stockholders’ Equity	$333,781	$333,571

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2025 and 2024
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Net premiums written	$46,345	$40,180
Escrow and other title-related fees	3,892	3,723
Non-title services	4,609	4,304
Interest and dividends	2,339	2,520
Other investment income	410	111
Net investment (losses) gains	(1,179)	2,422
Other	149	199
Total Revenues	56,565	53,459

Operating Expenses:
Commissions to agents	24,857	19,870
Provision for claims	323	910
Personnel expenses	18,334	18,582
Office and technology expenses	4,540	4,465
Other expenses	4,458	3,835
Total Operating Expenses	52,512	47,662

Income before Income Taxes	4,053	5,797

Provision for Income Taxes	882	1,272

Net Income	$3,171	$4,525

Basic Earnings per Common Share	$1.68	$2.40

Weighted Average Shares Outstanding – Basic	1,886	1,888

Diluted Earnings per Common Share	$1.67	$2.40

Weighted Average Shares Outstanding – Diluted	1,895	1,889

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2025 and 2024
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$3,171	$4,525
Other comprehensive income (loss), before income tax:
Accumulated postretirement expense obligation adjustment	71	—
Net unrealized gains (losses) on investments arising during the period	225	(424)
Reclassification adjustment for sale of securities included in net income	(3)	—
Reclassification adjustment for write-down of securities included in net income	—	53
Other comprehensive income (loss), before income tax	293	(371)
Income tax expense related to postretirement health benefits	15	—
Income tax expense (benefit) related to net unrealized gains (losses) on investments arising during the period	48	(91)
Income tax expense related to reclassification adjustment for write-down of securities included in net income	—	12
Net income tax expense (benefit) on other comprehensive income (loss)	63	(79)
Other comprehensive income (loss)	230	(292)
Comprehensive Income	$3,401	$4,233

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2025 and 2024
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	1,891	$—	$250,915	$638	$251,553
Net income			4,525		4,525
Dividends paid ($0.46 per share)			(867)		(867)
Repurchases of common stock	(7)		(1,053)		(1,053)
Share-based compensation expense related to stock appreciation rights			96		96
Net unrealized loss on investments				(292)	(292)
Balance, March 31, 2024	1,884	$—	$253,616	$346	$253,962

Balance, December 31, 2024	1,886	$—	$251,418	$355	$251,773
Net income			3,171		3,171
Dividends paid ($0.46 per share)			(868)		(868)
Share-based compensation expense related to stock appreciation rights			106		106
Accumulated postretirement expense obligation adjustment				56	56
Net unrealized gain on investments				174	174
Balance, March 31, 2025	1,886	$—	$253,827	$585	$254,412

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2025 and 2024
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$3,171	$4,525
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	953	787
Accretion of investments, net	(427)	(1,232)
Amortization of other intangible assets, net	274	339
Share-based compensation expense related to stock appreciation rights	106	96
Net losses (gains) on disposals of property	2	(13)
Net investment losses (gains)	1,179	(2,422)
Net (earnings) losses from other investments	(392)	14
Provision for claims	323	910
Benefit for deferred income taxes	(1,216)	(92)
Changes in assets and liabilities:
Decrease in premium and fees receivable	363	427
(Increase) decrease in other assets	(914)	3,354
Increase in lease assets	(1,970)	(376)
Decrease in current income taxes receivable	—	1,081
Decrease in accounts payable and accrued liabilities	(5,257)	(5,881)
Increase in lease liabilities	2,018	379
Increase in current income taxes payable	2,098	282
Payments of claims, net of recoveries	(386)	(741)
Net cash (used in) provided by operating activities	(75)	1,437

Investing Activities
Purchases of fixed maturity securities	(11,611)	(757)
Purchases of equity securities	(1,690)	(2,470)
Purchases of short-term investments	(10,431)	(32,751)
Purchases of other investments	(172)	(5,178)
Proceeds from sales and maturities of fixed maturity securities	6,755	1,625
Proceeds from sales of equity securities	6,086	5,323
Proceeds from sales and maturities of short-term investments	15,544	31,107
Proceeds from sales and distributions of other investments and assets	742	3,379
Purchases of property	(1,331)	(2,230)
Proceeds from the sale of property	—	17
Net cash provided by (used in) investing activities	3,892	(1,935)

Financing Activities
Repurchases of common stock	—	(1,053)
Dividends paid	(868)	(867)
Net cash used in financing activities	(868)	(1,920)

Net Increase (Decrease) in Cash and Cash Equivalents	2,949	(2,418)
Cash and Cash Equivalents, Beginning of Period	24,654	24,031
Cash and Cash Equivalents, End of Period	$27,603	$21,613

Consolidated Statements of Cash Flows, continued
	Three Months Ended March 31,
	2025	2024
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$1	$1
Non-Cash Investing and Financing Activities:
Non-cash net unrealized (gains) losses on investments, net of deferred tax (provision) benefit of $(48) and $79 for March 31, 2025 and 2024, respectively	$(174)	$292
Adjustments to postretirement benefits obligation, net of deferred tax expense of $(15) and $0 for March 31, 2025 and 2024, respectively	$(56)	$—

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2025
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2024 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2025 or any other interim period.

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

Note 2 – Reserve for Claims

Activity in the reserve for claims for the three-month period ended March 31, 2025 and the year ended December 31, 2024 is summarized as follows:

(in thousands)	March 31, 2025	December 31, 2024
Balance, beginning of period	$37,060	$37,147
Provision charged to operations	323	4,530
Payments of claims, net of recoveries	(386)	(4,617)
Balance, end of period	$36,997	$37,060

The total reserve for all reported and unreported losses the Company incurred through March 31, 2025 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2025. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	March 31, 2025	%	December 31, 2024	%
Known title claims	$2,530	6.8	$2,650	7.2
IBNR	34,467	93.2	34,410	92.8
Total reserve for claims	$36,997	100.0	$37,060	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net income	$3,171	$4,525
Weighted average common shares outstanding – Basic	1,886	1,888
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	9	1
Weighted average common shares outstanding – Diluted	1,895	1,889
Basic earnings per common share	$1.68	$2.40
Diluted earnings per common share	$1.67	$2.40

There were 0 and 23 thousand potential shares excluded from the computation of diluted earnings per share for the three-month periods ended March 31, 2025 and 2024, respectively, due to the out-of-the-money status of the related share-based awards.

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

As of March 31, 2025, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	42	$160.83	3.69	$428
SARs granted	5	160.94
SARs exercised	(19)	170.21
Outstanding as of December 31, 2024	28	$154.71	3.90	$2,312
SARs granted	—	—
SARs exercised	(1)	188.71
Outstanding as of March 31, 2025	27	$152.80	3.86	$2,355

Exercisable as of March 31, 2025	23	$154.04	3.81	$2,008

Unvested as of March 31, 2025	4	$144.83	4.15	$347

There was approximately $106 thousand and $96 thousand of compensation expense relating to SARs vesting on or before March 31, 2025 and 2024, respectively, included in personnel expenses in the unaudited Consolidated Statements of Operations. As of March 31, 2025, there was $195 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$53,782	$2,992	$2,026	$(3,805)	$54,995
Net investment income	840	44	686	—	1,570
Total revenues	54,622	3,036	2,712	(3,805)	56,565
Commissions to agents	27,678	—	—	(2,821)	24,857
Provision for claims	323	—	—	—	323
Personnel expenses	16,096	626	1,612	—	18,334
Other	8,778	99	951	(830)	8,998
Operating expenses	52,875	725	2,563	(3,651)	52,512
Income before income taxes	$1,747	$2,311	$149	$(154)	$4,053
Total assets	$229,206	$7,313	$97,262	$—	$333,781

Three Months Ended March 31, 2024 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$47,728	$2,780	$1,910	$(4,012)	$48,406
Net investment income	3,652	68	1,333	—	5,053
Total revenues	51,380	2,848	3,243	(4,012)	53,459
Commissions to agents	22,831	—	—	(2,961)	19,870
Provision for claims	910	—	—	—	910
Personnel expenses	16,523	593	1,466	—	18,582
Other	8,296	77	806	(879)	8,300
Operating expenses	48,560	670	2,272	(3,840)	47,662
Income before income taxes	$2,820	$2,178	$971	$(172)	$5,797
Total assets	$215,375	$7,523	$106,596	$—	$329,494

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $15.5 million and $15.4 million as of March 31, 2025 and December 31, 2024, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Service cost – benefits earned during the year	$—	$—
Interest cost on the projected benefit obligation	1	11
Amortization of unrecognized gain	—	—
Net periodic benefit cost	$1	$11

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of March 31, 2025 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$300	$1	$—	$301
General obligations of U.S. states, territories and political subdivisions	6,304	6	(53)	6,257
Special revenue issuer obligations of U.S. states, territories and political subdivisions	18,202	50	(120)	18,132
Corporate debt securities	92,917	741	(19)	93,639
Total	$117,723	$798	$(192)	$118,329

As of December 31, 2024 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$300	$2	$—	$302
General obligations of U.S. states, territories and political subdivisions	8,129	11	(31)	8,109
Special revenue issuer obligations of U.S. states, territories and political subdivisions	16,523	51	(73)	16,501
Corporate debt securities	87,636	556	(132)	88,060
Total	$112,588	$620	$(236)	$112,972

The special revenue category for both periods presented includes approximately 25 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at March 31, 2025 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$47,495	$47,575
Due one year through five years	58,419	58,805
Due five years through ten years	6,521	6,563
Due after ten years	5,288	5,386
Total	$117,723	$118,329

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2025 and December 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
As of March 31, 2025 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$1,416	$(33)	$2,666	$(20)	$4,082	$(53)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	2,604	(94)	2,821	(26)	5,425	(120)
Corporate debt securities	7,998	(19)	—	—	7,998	(19)
Total	$12,018	$(146)	$5,487	$(46)	$17,505	$(192)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2024 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$—	$—	$—	$—	$—	$—
General obligations of U.S. states, territories and political subdivisions	1,960	(2)	2,780	(29)	4,740	(31)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	5,477	(45)	2,828	(28)	8,305	(73)
Corporate debt securities	22,641	(131)	149	(1)	22,790	(132)
Total	$30,078	$(178)	$5,757	$(58)	$35,835	$(236)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over U.S. Treasury securities.

Factors considered in determining whether a loss is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 34 and 60 fixed maturity securities had unrealized losses at March 31, 2025 and December 31, 2024, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded impairment charges related to fixed maturity securities totaling $0 and $53 thousand for the three-month periods ended March 31, 2025 and 2024, respectively. Expenses related to impairments are recorded in net investment (losses) gains in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of March 31, 2025 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$23,854	$34,589
Total	$23,854	$34,589

As of December 31, 2024 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$25,980	$39,893
Total	$25,980	$39,893

Unrealized holding gains and losses are reported in the unaudited Consolidated Financial Statements of Operations as net investment (losses) gains.

Net Investment (Losses) Gains

Gross investment gains and losses for the three-month periods ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Gross realized gains from securities:
Corporate debt securities	$3	$—
Common stocks	2,557	2,807
Total	$2,560	$2,807
Gross realized losses from securities:
Common stocks	$(287)	$(162)
Write-down of securities	—	(53)
Total	$(287)	$(215)
Net realized gains from securities	$2,273	$2,592
Gross realized gains (losses) on other investments:
Net gains on other assets and investments	$1	$—
Write-down of other assets	(275)	—
Total	$(274)	$—
Net realized investment gains	$1,999	$2,592
Changes in the estimated fair value of equity security investments	$(3,178)	$(170)
Net investment (losses) gains	$(1,179)	$2,422

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause and no participation rights exist. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of March 31, 2025:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$10,659	$12,038	$16,600
Small business investment LPs	Other investments	176	177	80
Total		$10,835	$12,215	$16,680

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of March 31, 2025 and December 31, 2024, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of March 31, 2025 and December 31, 2024:

As of March 31, 2025 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$301	$24,389	$—	$24,690
Corporate debt securities	—	93,639	—	93,639
Total	$301	$118,028	$—	$118,329

As of December 31, 2024 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$302	$24,610	$—	$24,912
Corporate debt securities	—	88,060	—	88,060
Total	$302	$112,670	$—	$112,972

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of March 31, 2025 and December 31, 2024:

As of March 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$27,603	$—	$—	$27,603
Accrued interest and dividends	1,580	—	—	1,580
Equity securities, at fair value:
Common stocks	34,589	—	—	34,589
Short-term investments:
Money market funds and U.S. Treasury bills	54,141	—	—	54,141
Total	$117,913	$—	$—	$117,913

As of December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$24,654	$—	$—	$24,654
Accrued interest and dividends	1,469	—	—	1,469
Equity securities, at fair value:
Common stocks	39,893	—	—	39,893
Short-term investments:
Money market funds and U.S. Treasury bills	59,101	—	—	59,101
Total	$125,117	$—	$—	$125,117

The Company did not hold any Level 3 category debt or marketable equity investment securities as of March 31, 2025 or December 31, 2024.

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

Certain measurement alternative equity investments and notes receivable are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. There was one impairment of such investments made in the amount of $275 thousand during the three-month period ended March 31, 2025 and two impairments for a total of $309 thousand during the twelve-month period ended December 31, 2024. The following table presents assets measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024:

As of March 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$7,920	$7,920
Notes receivable	—	—	929	929
Total	$—	$—	$8,849	$8,849

As of December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$8,166	$8,166
Notes receivable	—	—	641	641
Total	$—	$—	$8,807	$8,807

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

Like-Kind Exchanges Proceeds – In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another wholly owned subsidiary of the Company, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $362.1 million and $323.5 million as of March 31, 2025 and December 31, 2024, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of March 31, 2025	As of December 31, 2024
Other investments	$4,757	$4,950
Premium and fees receivable	$1,989	$1,701

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended March 31,
	2025	2024
Net premiums written	$5,673	$5,207
Non-title services and other investment income	$615	$196
Commissions to agents	$4,026	$3,687

Note 9 – Intangible Assets, Goodwill and Title Plants

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions are principally based on values obtained from an independent third-party valuation service and are all Level 3 inputs. Management determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2025 and 2024 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of March 31, 2025	As of December 31, 2024
Referral relationships	$8,898	$8,898
Non-compete agreements	3,155	3,155
Tradename	747	747
Total	12,800	12,800
Accumulated amortization	(7,628)	(7,354)
Identifiable intangible assets, net	$5,172	$5,446

The following table provides the estimated aggregate amortization expense, as of March 31, 2025, for each of the five succeeding fiscal years:

Year Ended (in thousands)
2025	$821
2026	1,095
2027	679
2028	650
2029	526
Thereafter	1,214
Total	$4,985

Goodwill and Title Plants

As of March 31, 2025, the Company recognized $9.6 million in goodwill and $1.6 million in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with FASB's Accounting Standards Codification ("ASC") 350, the Company determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2025 and 2024 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three-month period ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2024	$300	$55	$355
Other comprehensive income before calculations	177	56	233
Amounts reclassified from accumulated other comprehensive income	(3)	—	(3)
Net current-period other comprehensive income	174	56	230
Ending balance	$474	$111	$585

Three Months Ended March 31, 2024 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2023	$583	$55	$638
Other comprehensive (loss) income before calculations	(333)	—	(333)
Amounts reclassified from accumulated other comprehensive income	41	—	41
Net current-period other comprehensive (loss) income	(292)	—	(292)
Ending balance	$291	$55	$346

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three-month periods ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$3
Write-down of securities	—
Total	$3	Net investment (losses) gains
Tax	—	Provision for income taxes
Net of Tax	$3
Reclassifications for the period	$3

Three Months Ended March 31, 2024 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(53)
Total	$(53)	Net investment (losses) gains
Tax	12	Provision for income taxes
Net of Tax	$(41)
Reclassifications for the period	$(41)

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue from contracts with customers:
Escrow and other title-related fees	$3,892	$3,723
Non-title services	4,609	4,304
Total revenue from contracts with customers	8,501	8,027
Other sources of revenue:
Net premiums written	46,345	40,180
Investment-related revenue	1,570	5,053
Other	149	199
Total revenues	$56,565	$53,459

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

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s leases follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating leases	$667	$658
Finance leases:
Amortization of lease assets	62	71
Lease expense	$729	$729
Sub-lease income	(43)	(52)
Lease cost	$686	$677

Components of the lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of March 31, 2025	As of December 31, 2024
Current:
Operating lease liabilities	$2,834	$2,026
Finance lease liabilities	231	226
Non-current:
Operating lease liabilities	5,000	3,728
Finance lease liabilities	309	376
Total lease liabilities	$8,374	$6,356

The future minimum lease payments for leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2025, are summarized as follows:

Year Ended (in thousands)	Operating Leases	Finance Leases	Total
2025	$1,825	$244	$2,069
2026	1,975	159	2,134
2027	1,183	111	1,294
2028	738	55	793
2029	714	—	714
Thereafter	2,304	—	2,304
Total undiscounted payments	$8,739	$569	$9,308
Less: present value adjustment	(905)	(29)	(934)
Lease liabilities	$7,834	$540	$8,374

Supplemental lease information is as follows:

	As of March 31, 2025	As of December 31, 2024
Weighted average remaining lease term (years)
Operating leases	5.19	3.88
Finance leases	2.24	2.84
Weighted average discount rate
Operating leases	4.0%	4.0%
Finance leases	4.6%	4.4%

The Company does not have any material pending operating or financing lease agreements that become effective in future periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Investors Title Company's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") should be read in conjunction with the following discussion since it contains information which is important for evaluating the Company's operating results and financial condition.

In addition, the Company may make forward-looking statements in the following discussion and analysis. Forward looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual results may vary. See "Safe Harbor for Forward-Looking Statements" at the end of this discussion and analysis, as well as the sections titled "Risk Factors" in Part I, Item 1A of the 2024 Form 10-K for factors that could affect forward-looking statements.

Overview

Title Insurance

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Total revenues from the title segment accounted for 90.4% of the Company's revenues for the three-month period ended March 31, 2025.

Title insurance protects against loss or damage resulting from title defects that affect real property and typically arise prior to the policy date. When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property.  If a covered claim is made against real property, title insurance provides indemnification against insured defects.

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

Exchange Services

The Company’s exchange services division, consisting of the operations of Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”), provides customer services in connection with tax-deferred real property exchanges. ITEC acts as a qualified intermediary in tax-deferred exchanges of real property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and a portion of the interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange services division, ITEC and ITAC, are pursuant to provisions in the Internal Revenue Code of 1986. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange services division.

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

A period of inflation, ongoing geopolitical and military conflicts, and changes in government regulations and policy, including as a result of policies implemented by the Trump administration such as the implementation of widespread tariff reform, have created additional volatile market conditions and uncertainties in the global economy. These events have impacted and could continue to impact the Company in a number of ways including, but not limited to, future fluctuations in the Company's investment portfolio and potential decreases in net premiums written. The Federal Open Market Committee (“FOMC”) of the Federal Reserve has been highly attentive to the risks that these events have created, and in response adjusted the target federal funds rate at several meetings held from 2022 to 2024. Although the federal funds rate does not directly impact mortgage interest rates, it can have a significant influence as lenders pass on the costs of rate increases to consumers. Higher mortgage interest rates have impacted the demand and pricing of real estate.

Regulatory Environment

The FOMC issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. Starting at the March 2022 meeting of the FOMC when the target range was 0.00% and 0.25%, the FOMC consistently raised the target federal funds rate range through July 2023, when the FOMC increased the target range to between 5.25% and 5.50%. During several FOMC meetings throughout 2024, the target federal funds rate was reduced, with the most recent adjustment occurring in December 2024, lowering the rate to a range of 4.25% to 4.50%. So far in 2025, the FOMC has opted to keep the target range for the federal funds rate unchanged, emphasizing the need to carefully assess incoming data, shifts in the economic outlook, and the balance of risks before deciding on the timing and magnitude of any future adjustments. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

Real Estate Environment

The Mortgage Bankers Association's ("MBA") April 11, 2025 Mortgage Finance Forecast (“MBA Forecast”) projects 2025 purchase activity to increase 7.4% to $1,383 billion and mortgage refinance activity to increase 41.1% to $693 billion, resulting in a net increase in total mortgage originations of 16.7% to $2,076 billion, all from 2024 levels. In 2024, purchase activity accounted for 72.4% of all mortgage originations and is projected in the MBA Forecast to represent 66.6% of all mortgage originations in 2025. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 6.8% and 6.7% for the three-month periods ended March 31, 2025 and 2024, respectively. Per the MBA Forecast, mortgage interest rates are projected to decrease in subsequent periods, declining to 6.4% by 2026. Due to the rapidly changing environment brought on by inflationary pressures, inventory constraints, geopolitical and military conflicts, and changes in government regulations and policy, including as a result of the policies implemented by the Trump administration, these projections and the impact of actual future developments on the Company could be subject to material change.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three-month period ended March 31, 2025, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the 2024 Form 10-K.

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenues:
Net premiums written	$46,345	$40,180
Escrow and other title-related fees	3,892	3,723
Non-title services	4,609	4,304
Interest and dividends	2,339	2,520
Other investment income	410	111
Net investment (losses) gains	(1,179)	2,422
Other	149	199
Total Revenues	56,565	53,459

Operating Expenses:
Commissions to agents	24,857	19,870
Provision for claims	323	910
Personnel expenses	18,334	18,582
Office and technology expenses	4,540	4,465
Other expenses	4,458	3,835
Total Operating Expenses	52,512	47,662

Income before Income Taxes	4,053	5,797

Provision for Income Taxes	882	1,272

Net Income	$3,171	$4,525

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 15.3% for the three-month period ended March 31, 2025 to $46.3 million, compared with $40.2 million for the same prior year period. The increase for the three-month period ended March 31, 2025 was primarily due to higher activity levels across key markets.

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

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of premiums generated by direct and agency operations for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except percentages)	2025	%	2024	%
Direct	$13,534	29.2	$13,321	33.2
Agency	32,811	70.8	26,859	66.8
Total	$46,345	100.0	$40,180	100.0

Direct Net Premiums – The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations increased 1.6% for the three-month period ended March 31, 2025, compared with the same prior year period.

Agency Net Premiums – When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the Company. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written increased 22.2% for the three-month period ended March 31, 2025, compared with the same prior year period. The increase for the three-month period ended March 31, 2025 was primarily due to higher activity levels across key markets.

Following is a schedule of net premiums written for the three-month periods ended March 31, 2025 and 2024 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended March 31,
State (in thousands)	2025	2024
North Carolina	$14,930	$14,777
Texas	13,574	11,099
Georgia	5,526	2,459
South Carolina	3,705	3,351
Florida	2,737	2,137
All Others	5,938	6,276
Premiums Written	46,410	40,099
Reinsurance Assumed	—	—
Reinsurance Ceded	(65)	81
Net Premiums Written	$46,345	$40,180

Title insurance rates vary by state and are subject to extensive regulation. In some states, insurers must adhere to rates set by regulatory authorities and cannot adjust them independently. The Commissioner of Insurance of Texas has recently mandated a 10% reduction in title insurance rates statewide that takes effect on July 1, 2025.

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of title insurance policies including settlement, examination and closing fees. Escrow and other title-related fee revenues remained relatively consistent with the prior year period at $3.9 million for the three-month period ended March 31, 2025, compared with $3.7 million for the same prior year period.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $4.6 million for the three-month period ended March 31, 2025, compared with $4.3 million for the same prior year period. The increase for the three-month period ended March 31, 2025 was primarily related to an increase in like-kind exchange revenues.

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

The Company’s investment strategy emphasizes after-tax income and principal preservation.  The Company’s investments are primarily in fixed maturity securities, short-term investments and equity securities.  The average effective maturity of the majority of the fixed maturity securities at March 31, 2025 is less than 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

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

Interest and dividends were $2.3 million for the three-month period ended March 31, 2025, compared with $2.5 million for the same prior year period.  Interest and dividend levels are primarily a function of general market performance, interest rates and the amount of cash available for investments that meet the Company's investment policy. The decrease for the three-month period ended March 31, 2025 was primarily related to lower levels of interest income, predominantly influenced by interest rates, general market performance, and the amount of investments and cash held.

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

Other investment income was $410 thousand for the three-month period ended March 31, 2025, compared with $111 thousand for the same prior year period. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and distributions received.

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

The net realized investment gains were $2.0 million for the three-month period ended March 31, 2025, compared with $2.6 million for the same prior year period. The Company recorded impairment charges of $275 thousand on other investments in the three-month period ended March 31, 2025, compared with $53 thousand on fixed maturity securities for the same prior year period. Management believes unrealized losses on the remaining fixed maturity securities at March 31, 2025 are temporary in nature.

The securities in the Company’s investment portfolio are subject to economic conditions and market risks.  The Company considers relevant facts and circumstances in evaluating whether a credit or interest-related impairment of a fixed maturity security has occurred.  Relevant facts and circumstances include the extent and length of time the fair value of an investment has been below cost.

There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment exists. These risks and uncertainties include the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the characteristics of that issuer; the risk that information obtained by the Company or changes in other facts and circumstances leads management to change its intent to sell the security; and the risk that management is making decisions based on inaccurate information in the financial statements provided by the issuers.

Changes in the Estimated Fair Value of Equity Security Investments – Changes in the estimated fair value of equity security investments were $(3.2) million for the three-month period ended March 31, 2025, compared with $(169) thousand for the same prior year period. Such fluctuations are typically the result of changes in general market conditions during the respective periods, however, the sale of appreciated investment securities can result in a reduction in unrealized gains as they are reclassified to net realized investment gains (losses), which is not indicative of a decline in estimated fair value.

Other Revenues

Other revenues primarily include miscellaneous income and gains and losses on the disposal of fixed assets and real estate. Other revenues remained relatively consistent with the prior year period at $149 thousand for the three-month period ended March 31, 2025, compared with $199 thousand for the same prior year period.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 10.2% for the three-month period ended March 31, 2025, compared with the same prior year period. The increase for the three-month period ended March 31, 2025 was primarily due to increases in commissions to agents and other expenses, partially offset by decreases in the provision for claims and personnel expenses.

Following is a summary of the Company's operating expenses for the three-month periods ended March 31, 2025 and 2024. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(in thousands, except percentages)	2025	%	2024	%
Title Insurance	$49,278	93.9	$44,774	93.9
Exchange Services	699	1.3	647	1.4
All Other	2,535	4.8	2,241	4.7
Total	$52,512	100.0	$47,662	100.0

On a combined basis, the after-tax profit margin was 5.6% for the three-month period ended March 31, 2025, compared with 8.5% for the same prior year period. The decrease for the three-month period ended March 31, 2025 was primarily due to an unfavorable change in net investment (losses) gains and increased commission expense, partially offset by an increase in net premiums written. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $18.3 million for the three-month period ended March 31, 2025, compared with $18.6 million for the same prior year period. On a consolidated basis, personnel expenses as a percentage of total revenues were 32.4% for the three-month period ended March 31, 2025, compared with 34.8% for the same prior year period. The decrease in personnel expenses for the three-month period ended March 31, 2025 was primarily due a reduction in health insurance costs and contractor expenditures.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses remained consistent with the prior year period at $4.5 million for the three-month periods ended March 31, 2025 and 2024.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses increased to $4.5 million for the three-month period ended March 31, 2025, compared with $3.8 million for the same prior year period. The increase in other expenses for the three-month period ended March 31, 2025 was primarily due to increases in professional services, miscellaneous expenditures, and premium-related taxes and licensing.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 25.1% for the three-month period ended March 31, 2025, compared with the same prior year period. Commission expense as a percentage of net premiums written by agents was 75.8% for the three-month period ended March 31, 2025, compared with 74.0% for the same prior year period. The increase in commission expense was commensurate with the increase in agent premium volume. The increase in commission expense as a percentage of net premiums written by agents was due to shifts in the geographical distribution of agent premium volume, as commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims decreased 64.5% for the three-month period ended March 31, 2025, compared with the same prior year period. The provision for claims as a percentage of net premiums written was 0.7% for the three-month period ended March 31, 2025, compared with 2.3% for the same prior year period. The decrease in the provision for claims as a percentage of net premiums written for the three-month period ended March 31, 2025 was primarily due to recognition of favorable development on known claims.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $386 thousand for the three-month period ended March 31, 2025, compared with $741 thousand for the same prior year period.

At March 31, 2025, the total reserve for claims was $37.0 million. Of that total, approximately $2.5 million was reserved for specific claims, and approximately $34.5 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $882 thousand for the three-month period ended March 31, 2025, compared with $1.3 million for the same prior year period. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 21.8% for the three-month period ended March 31, 2025, compared with 21.9% for the same prior year period. The effective income tax rates for both 2025 and 2024 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income and state taxes.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through March 31, 2025 will be realized. However, this judgment could be impacted by further market fluctuations.

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

Cash Flows – Net cash (used in) provided by operating activities was $(75) thousand and $1.4 million for the three-month periods ended March 31, 2025 and 2024, respectively. Net cash (used in) provided by operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. Net cash was provided by investing activities for the three-month period ended March 31, 2025, compared with net cash being used in investing activities in the prior year period. Net cash was used in financing activities for the three-month periods ended March 31, 2025 and 2024.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of March 31, 2025, the Company held cash and cash equivalents of $27.6 million, short-term investments of $54.1 million, available-for-sale fixed maturity securities of $118.3 million and equity securities of $34.6 million. The net effect of all activities on total cash and cash equivalents was an increase of $2.9 million in 2025.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of March 31, 2025, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, given inflationary pressures, geopolitical and military conflicts, and changes in the regulatory environment resulting from the Trump administration, such as tariff reform, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is carefully monitoring inflation and the macroeconomic environment, changes in market conditions and the regulatory environment, and other trends that could potentially result in material adverse liquidity changes, and will continually assess its capital allocation strategy, including decisions relating to payment of dividends, repurchasing the Company’s common stock and/or conserving cash.

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased no shares in the three-month period ended March 31, 2025 and 6,763 shares in the corresponding period in 2024.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $1.3 million for the three-month period ended March 31, 2025. In 2025, the Company has plans for various capital improvement projects, including investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations - As of March 31, 2025, the Company had a claims reserve totaling $37.0 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at March 31, 2025 and December 31, 2024, were $15.5 million and $15.4 million, respectively, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases. Included in a portion of the Company's current leases is an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year after 2025 is $7.2 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $362.1 million and $323.5 million as of March 31, 2025 and December 31, 2024, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

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
•changes in general economic, business, and political conditions, including the performance of the financial and real estate markets, and changes in government regulations and policy, including as a result of the policies implemented by the Trump administration such as tariff reform;
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
•the Company’s reliance upon the North Carolina, Texas, Georgia, South Carolina, and Florida markets for a significant portion of its premiums;
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

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the SEC. For more details on factors that could affect expectations, see the 2024 Form 10-K, including under the heading "Risk Factors." The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider the possibility that actual results may differ materially from our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are related to fluctuations in interest rates and equity market values, and their potential effect on our investment portfolio. While the Company actively monitors these risks, and employs various strategies to manage them, it does not currently utilize derivative financial instruments for hedging purposes.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K. There have been no material changes in the risk factors previously disclosed in the Company’s 2024 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended March 31, 2025, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				413,177
January 1 through January 31, 2025	—	$—	—	413,177
February 1 through February 28, 2025	—	—	—	413,177
March 1 through March 31, 2025	—	—	—	413,177
Total	—	$—	—	413,177
(1) On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. There were no repurchases of the Company’s common stock under the plan during the quarter ended March 31, 2025. As of March 31, 2025, there was authority remaining under the plan to purchase up to an aggregate of 413,177 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Trading Arrangements

During the three-month period ended March 31, 2025, none of the Company's directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Dated:  May 12, 2025