Form 10-Q
period 2025-06-30
INVESTORS TITLE CO
filed 2025-08-08
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 22, 2025, there were 1,887,574 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2025 and December 31, 2024
(in thousands)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$29,683	$24,654
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: June 30, 2025: $117,535; December 31, 2024: $112,588)	118,450	112,972
Equity securities, at fair value (cost: June 30, 2025: $23,090; December 31, 2024: $25,980)	34,798	39,893
Short-term investments	60,376	59,101
Other investments	23,029	20,578
Total investments	236,653	232,544

Premiums and fees receivable	16,973	16,054
Accrued interest and dividends	1,611	1,469
Prepaid expenses and other receivables	10,129	7,033
Property, net	28,480	27,935
Goodwill and other intangible assets, net	10,617	15,071
Lease assets	7,781	6,156
Other assets	2,703	2,655
Current income taxes recoverable	1,194	—
Total Assets	$345,824	$333,571

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$38,051	$37,060
Accounts payable and accrued liabilities	29,791	34,011
Lease liabilities	8,010	6,356
Current income taxes payable	—	276
Deferred income taxes, net	3,795	4,095
Total liabilities	79,647	81,798

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,888 and 1,886 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	265,355	251,418
Accumulated other comprehensive income	822	355
Total stockholders' equity	266,177	251,773
Total Liabilities and Stockholders’ Equity	$345,824	$333,571

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2025 and 2024
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Net premiums written	$54,496	$51,416	$100,841	$91,596
Escrow and other title-related fees	5,694	4,801	9,586	8,524
Non-title services	5,477	4,304	10,086	8,608
Interest and dividends	2,361	2,568	4,700	5,088
Other investment income	609	890	1,019	1,001
Net investment gains	2,104	1,242	925	3,664
Other	2,908	161	3,057	360
Total Revenues	73,649	65,382	130,214	118,841

Operating Expenses:
Commissions to agents	29,077	26,550	53,934	46,420
Provision for claims	2,080	905	2,403	1,815
Personnel expenses	17,460	18,154	35,794	36,736
Office and technology expenses	4,327	4,308	8,867	8,773
Other expenses	4,907	4,198	9,365	8,033
Total Operating Expenses	57,851	54,115	110,363	101,777

Income before Income Taxes	15,798	11,267	19,851	17,064

Provision for Income Taxes	3,520	2,396	4,402	3,668

Net Income	$12,278	$8,871	$15,449	$13,396

Basic Earnings per Common Share	$6.51	$4.71	$8.19	$7.10

Weighted Average Shares Outstanding – Basic	1,887	1,884	1,886	1,886

Diluted Earnings per Common Share	$6.48	$4.70	$8.16	$7.10

Weighted Average Shares Outstanding – Diluted	1,894	1,886	1,894	1,887

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2025 and 2024
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$12,278	$8,871	$15,449	$13,396
Other comprehensive income (loss), before income tax:
Accumulated postretirement (benefit) expense obligation adjustment	(8)	—	63	—
Net unrealized gains (losses) on investments arising during the period	311	(246)	536	(670)
Reclassification adjustment for sale of securities included in net income	(2)	—	(5)	—
Reclassification adjustment for write-down of securities included in net income	—	21	—	74
Other comprehensive income (loss), before income tax	301	(225)	594	(596)
Income tax (benefit) expense related to postretirement health benefits	(2)	—	13	—
Income tax expense (benefit) related to net unrealized gains (losses) on investments arising during the period	67	(53)	115	(144)
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(1)	—	(1)	—
Income tax expense related to reclassification adjustment for write-down of securities included in net income	—	6	—	18
Net income tax expense (benefit) on other comprehensive income (loss)	64	(47)	127	(126)
Other comprehensive income (loss)	237	(178)	467	(470)
Comprehensive Income	$12,515	$8,693	$15,916	$12,926

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2025 and 2024
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2024	1,884	$—	$253,616	$346	$253,962
Net income			8,871		8,871
Dividends paid ($0.46 per share)			(866)		(866)
Repurchases of common stock	—		(45)		(45)
Share-based compensation expense related to stock appreciation rights			72		72
Net unrealized loss on investments				(178)	(178)
Balance, June 30, 2024	1,884	$—	$261,648	$168	$261,816

Balance, March 31, 2025	1,886	$—	$253,827	$585	$254,412
Net income			12,278		12,278
Dividends paid ($0.46 per share)			(868)		(868)
Exercise of stock appreciation rights	2		—		—
Share-based compensation expense related to stock appreciation rights			118		118
Accumulated postretirement benefit obligation adjustment				(6)	(6)
Net unrealized gain on investments				243	243
Balance, June 30, 2025	1,888	$—	$265,355	$822	$266,177

Consolidated Statements of Stockholders’ Equity, continued
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	1,891	$—	$250,915	$638	$251,553
Net income			13,396		13,396
Dividends paid ($0.92 per share)			(1,733)		(1,733)
Repurchases of common stock	(7)		(1,098)		(1,098)
Share-based compensation expense related to stock appreciation rights			168		168
Net unrealized loss on investments				(470)	(470)
Balance, June 30, 2024	1,884	$—	$261,648	$168	$261,816

Balance, December 31, 2024	1,886	$—	$251,418	$355	$251,773
Net income			15,449		15,449
Dividends paid ($0.92 per share)			(1,736)		(1,736)
Exercise of stock appreciation rights	2		—		—
Share-based compensation expense related to stock appreciation rights			224		224
Accumulated postretirement expense obligation adjustment				50	50
Net unrealized gain on investments				417	417
Balance, June 30, 2025	1,888	$—	$265,355	$822	$266,177

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income	$15,449	$13,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,884	1,701
Accretion of investments, net	(733)	(2,174)
Amortization of other intangible assets, net	418	619
Share-based compensation expense related to stock appreciation rights	224	168
Net gain on disposals of property	(6)	(16)
Net investment gains	(925)	(3,664)
Net gains on sale of other assets	(2,768)	—
Net earnings from other investments	(787)	(640)
Provision for claims	2,403	1,815
Benefit for deferred income taxes	(426)	(2)
Changes in assets and liabilities:
Increase in premium and fees receivable	(919)	(140)
Decrease in other assets	1,981	999
(Increase) decrease in lease assets	(1,625)	98
(Increase) decrease in current income taxes recoverable	(1,194)	523
Decrease in accounts payable and accrued liabilities	(4,157)	(1,033)
Increase (decrease) in lease liabilities	1,654	(22)
Decrease in current income taxes payable	(276)	—
Payments of claims, net of recoveries	(1,412)	(1,758)
Net cash provided by operating activities	8,785	9,870

Investing Activities
Purchases of fixed maturity securities	(32,796)	(31,974)
Purchases of equity securities	(4,900)	(5,097)
Purchases of short-term investments	(28,510)	(73,317)
Purchases of other investments	(3,316)	(5,244)
Purchases of other assets	(4,536)	—
Proceeds from sales and maturities of fixed maturity securities	28,356	2,505
Proceeds from sales of equity securities	11,333	9,209
Proceeds from sales and maturities of short-term investments	27,468	99,662
Proceeds from sales and distributions of other investments and assets	7,304	4,186
Purchases of property	(2,886)	(4,342)
Proceeds from the sale of property	463	28
Net cash used in investing activities	(2,020)	(4,384)

Financing Activities
Repurchases of common stock	—	(1,098)
Dividends paid	(1,736)	(1,733)
Net cash used in financing activities	(1,736)	(2,831)

Net Increase in Cash and Cash Equivalents	5,029	2,655
Cash and Cash Equivalents, Beginning of Period	24,654	24,031
Cash and Cash Equivalents, End of Period	$29,683	$26,686

Consolidated Statements of Cash Flows, continued
	Six Months Ended June 30,
	2025	2024
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$6,299	$3,147
Non-Cash Investing and Financing Activities:
Non-cash net unrealized (gain) loss on investments, net of deferred tax (provision) benefit of $(114) and $126 for June 30, 2025 and 2024, respectively	$(417)	$470
Adjustments to postretirement benefits obligation, net of deferred tax expense of $(13) and $0 for June 30, 2025 and 2024, respectively	$(50)	$—

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2025
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2025 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2025 or any other interim period.

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

Subsequent Events – On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Note 2 – Reserve for Claims

Activity in the reserve for claims for the six-month period ended June 30, 2025 and the year ended December 31, 2024 is summarized as follows:

(in thousands)	June 30, 2025	December 31, 2024
Balance, beginning of period	$37,060	$37,147
Provision charged to operations	2,403	4,530
Payments of claims, net of recoveries	(1,412)	(4,617)
Balance, end of period	$38,051	$37,060

The total reserve for all reported and unreported losses the Company incurred through June 30, 2025 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through June 30, 2025. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	June 30, 2025	%	December 31, 2024	%
Known title claims	$3,205	8.4	$2,650	7.2
IBNR	34,846	91.6	34,410	92.8
Total reserve for claims	$38,051	100.0	$37,060	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income	$12,278	$8,871	$15,449	$13,396
Weighted average common shares outstanding – Basic	1,887	1,884	1,886	1,886
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	7	2	8	1
Weighted average common shares outstanding – Diluted	1,894	1,886	1,894	1,887
Basic earnings per common share	$6.51	$4.71	$8.19	$7.10
Diluted earnings per common share	$6.48	$4.70	$8.16	$7.10

There were 5 thousand and 13 thousand potential shares excluded from the computation of diluted earnings per share for the three-month periods ended June 30, 2025 and 2024, respectively, due to the out-of-the-money status of the related share-based awards. There were 5 thousand and 13 thousand potential shares excluded from the computation of diluted earnings per share for the six-month periods ended June 30, 2025 and 2024, respectively, due to the out-of-the-money status of the related share-based awards.

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

As of June 30, 2025, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	42	$160.83	3.69	$428
SARs granted	5	160.94
SARs exercised	(19)	170.21
Outstanding as of December 31, 2024	28	$154.71	3.90	$2,312
SARs granted	5	246.75
SARs exercised	(7)	160.62
SARs forfeited or expired	—	—
Outstanding as of June 30, 2025	26	$169.23	4.30	$1,240

Exercisable as of June 30, 2025	19	$159.94	3.90	$1,000

Unvested as of June 30, 2025	7	$194.15	5.35	$239

During the second quarters of both 2024 and 2025, the Company issued 5 thousand share-settled SARs to directors of the Company. The fair value of each SAR is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair values for the SARs issued during 2025 and 2024 were $105.31 and $64.00, respectively, and were estimated using the weighted average assumptions shown in the table below:

	2025	2024
Expected Life in Years	7.0	7.0
Volatility	36.6%	35.0%
Interest Rate	4.4%	4.4%
Yield Rate	0.8%	1.1%

There was approximately $225 thousand and $168 thousand of compensation expense relating to SARs vesting on or before June 30, 2025 and 2024, respectively, included in personnel expenses in the unaudited Consolidated Statements of Operations. As of June 30, 2025, there was $550 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

The exchange services segment acts as an intermediary in tax-deferred exchanges of property held for productive use in a trade or business or for investments and serves as exchange accommodation titleholder, holding property for exchangers in reverse exchange transactions.

Provided below is selected financial information about the Company's operations by segment for the periods ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$66,682	$3,448	$2,727	$(4,282)	$68,575
Net investment income	3,966	85	1,023	—	5,074
Total revenues	70,648	3,533	3,750	(4,282)	73,649
Commissions to agents	32,061	—	—	(2,984)	29,077
Provision for claims	2,080	—	—	—	2,080
Personnel expenses	15,011	596	1,853	—	17,460
Other	8,731	97	1,550	(1,144)	9,234
Operating expenses	57,883	693	3,403	(4,128)	57,851
Income before income taxes	$12,765	$2,840	$347	$(154)	$15,798
Total assets	$236,262	$9,081	$100,481	$—	$345,824

Three Months Ended June 30, 2024 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$60,767	$2,706	$1,994	$(4,785)	$60,682
Net investment income	3,342	97	1,261	—	4,700
Total revenues	64,109	2,803	3,255	(4,785)	65,382
Commissions to agents	30,335	—	—	(3,785)	26,550
Provision for claims	905	—	—	—	905
Personnel expenses	16,116	606	1,432	—	18,154
Other	8,439	86	827	(846)	8,506
Operating expenses	55,795	692	2,259	(4,631)	54,115
Income before income taxes	$8,314	$2,111	$996	$(154)	$11,267
Total assets	$223,317	$8,786	$108,229	$—	$340,332

Six Months Ended June 30, 2025 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$120,464	$6,440	$4,753	$(8,087)	$123,570
Net investment income	4,806	129	1,709	—	6,644
Total revenues	125,270	6,569	6,462	(8,087)	130,214
Commissions to agents	59,739	—	—	(5,805)	53,934
Provision for claims	2,403	—	—	—	2,403
Personnel expenses	31,107	1,222	3,465	—	35,794
Other	17,509	196	2,501	(1,974)	18,232
Operating expenses	110,758	1,418	5,966	(7,779)	110,363
Income before income taxes	$14,512	$5,151	$496	$(308)	$19,851
Total assets	$236,262	$9,081	$100,481	$—	$345,824

Six Months Ended June 30, 2024 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$108,495	$5,486	$3,904	$(8,797)	$109,088
Net investment income	6,994	165	2,594	—	9,753
Total revenues	115,489	5,651	6,498	(8,797)	118,841
Commissions to agents	53,166	—	—	(6,746)	46,420
Provision for claims	1,815	—	—	—	1,815
Personnel expenses	32,639	1,199	2,898	—	36,736
Other	16,735	163	1,633	(1,725)	16,806
Operating expenses	104,355	1,362	4,531	(8,471)	101,777
Income before income taxes	$11,134	$4,289	$1,967	$(326)	$17,064
Total assets	$223,317	$8,786	$108,229	$—	$340,332

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $15.5 million and $15.4 million as of June 30, 2025 and December 31, 2024, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Service cost – benefits earned during the year	$—	$—	$—	$—
Interest cost on the projected benefit obligation	23	12	24	23
Amortization of unrecognized gain	(8)	—	(8)	—
Net periodic benefit cost	$15	$12	$16	$23

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of June 30, 2025 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$300	$—	$—	$300
General obligations of U.S. states, territories and political subdivisions	9,052	21	(77)	8,996
Special revenue issuer obligations of U.S. states, territories and political subdivisions	17,040	47	(79)	17,008
Corporate debt securities	91,143	1,012	(9)	92,146
Total	$117,535	$1,080	$(165)	$118,450

As of December 31, 2024 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$300	$2	$—	$302
General obligations of U.S. states, territories and political subdivisions	8,129	11	(31)	8,109
Special revenue issuer obligations of U.S. states, territories and political subdivisions	16,523	51	(73)	16,501
Corporate debt securities	87,636	556	(132)	88,060
Total	$112,588	$620	$(236)	$112,972

The special revenue category for both periods presented includes approximately 20 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at June 30, 2025 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$45,770	$45,869
Due one year through five years	59,990	60,606
Due five years through ten years	6,587	6,682
Due after ten years	5,188	5,293
Total	$117,535	$118,450

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2025 and December 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
As of June 30, 2025 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$1,849	$(66)	$4,805	$(11)	$6,654	$(77)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	2,643	(55)	1,564	(24)	4,207	(79)
Corporate debt securities	7,525	(9)	50	—	7,575	(9)
Total	$12,017	$(130)	$6,419	$(35)	$18,436	$(165)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2024 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$1,960	$(2)	$2,780	$(29)	$4,740	$(31)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	5,477	(45)	2,828	(28)	8,305	(73)
Corporate debt securities	22,641	(131)	149	(1)	22,790	(132)
Total	$30,078	$(178)	$5,757	$(58)	$35,835	$(236)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.

Factors considered in determining whether a loss is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 28 and 60 fixed maturity securities had unrealized losses at June 30, 2025 and December 31, 2024, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded impairment charges related to fixed maturity securities totaling $0 for the three- and six-month periods ended June 30, 2025, respectively, and $21 thousand and $74 thousand for the three- and six-month periods ended June 30, 2024, respectively. Expenses related to impairments are recorded in net investment gains in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of June 30, 2025 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$23,090	$34,798
Total	$23,090	$34,798

As of December 31, 2024 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$25,980	$39,893
Total	$25,980	$39,893

Unrealized holding gains and losses are reported in the unaudited Consolidated Financial Statements of Operations as net investment gains.

Net Investment Gains

Gross investment gains and losses for the three- and six-month periods ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Gross realized gains from securities:
Corporate debt securities	$2	$—	$5	$—
Common stocks	1,599	1,906	4,156	4,713
Total	$1,601	$1,906	$4,161	$4,713
Gross realized losses from securities:
Common stocks	$(326)	$(55)	$(613)	$(217)
Write-down of securities	—	(21)	—	(74)
Total	$(326)	$(76)	$(613)	$(291)
Net realized gains from securities	$1,275	$1,830	$3,548	$4,422
Gross realized gains (losses) on other investments:
Gains on other investments	$—	$1	$1	$1
Write-down of other assets	(144)	—	(419)	—
Total	$(144)	$1	$(418)	$1
Net realized investment gains	$1,131	$1,831	$3,130	$4,423
Changes in the estimated fair value of equity security investments	$973	$(589)	$(2,205)	$(759)
Net investment gains	$2,104	$1,242	$925	$3,664

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause and no participation rights exist. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of June 30, 2025:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$13,356	$14,705	$19,422
Small business investment LPs	Other investments	358	358	80
Total		$13,714	$15,063	$19,502

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of June 30, 2025 and December 31, 2024, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of June 30, 2025 and December 31, 2024:

As of June 30, 2025 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$300	$26,004	$—	$26,304
Corporate debt securities	—	92,146	—	92,146
Total	$300	$118,150	$—	$118,450

As of December 31, 2024 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$302	$24,610	$—	$24,912
Corporate debt securities	—	88,060	—	88,060
Total	$302	$112,670	$—	$112,972

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of June 30, 2025 and December 31, 2024:

As of June 30, 2025 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$29,683	$—	$—	$29,683
Accrued interest and dividends	1,611	—	—	1,611
Equity securities, at fair value:
Common stocks	34,798	—	—	34,798
Short-term investments:
Money market funds and U.S. Treasury bills	60,376	—	—	60,376
Total	$126,468	$—	$—	$126,468

As of December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$24,654	$—	$—	$24,654
Accrued interest and dividends	1,469	—	—	1,469
Equity securities, at fair value:
Common stocks	39,893	—	—	39,893
Short-term investments:
Money market funds and U.S. Treasury bills	59,101	—	—	59,101
Total	$125,117	$—	$—	$125,117

The Company did not hold any Level 3 category debt or marketable equity investment securities as of June 30, 2025 or December 31, 2024.

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

Certain measurement alternative equity investments and notes receivable are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. There were two impairments for such investments for a total of $419 thousand made during the six-month period ended June 30, 2025. The following table presents assets measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024:

As of June 30, 2025 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$7,942	$7,942
Notes receivable	—	—	1,541	1,541
Total	$—	$—	$9,483	$9,483

As of December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$8,166	$8,166
Notes receivable	—	—	641	641
Total	$—	$—	$8,807	$8,807

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

Like-Kind Exchanges Proceeds – In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another wholly owned subsidiary of the Company, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $347.4 million and $323.5 million as of June 30, 2025 and December 31, 2024, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of June 30, 2025	As of December 31, 2024
Other investments	$7,657	$4,950
Premium and fees receivable	$2,360	$1,701

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net premiums written	$9,585	$7,638	$15,258	$12,845
Non-title services and other investment income	$647	$843	$1,262	$1,039
Commissions to agents	$5,890	$5,103	$9,916	$8,790

Note 9 – Intangible Assets, Goodwill and Title Plants

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions are principally based on values obtained from an independent third-party valuation service and are all Level 3 inputs. Management determined that no events or changes in circumstances occurred during the six-month periods ended June 30, 2025 and 2024 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired. During the six-month period ended June 30, 2025, the Company experienced a decline in goodwill and intangible assets due to a transfer of assets to a joint venture.

Identifiable intangible assets consist of the following:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Referral relationships	$7,039	$8,898
Non-compete agreements	1,626	3,155
Tradename	747	747
Total	9,412	12,800
Accumulated amortization	(5,567)	(7,354)
Identifiable intangible assets, net	$3,845	$5,446

The following table provides the estimated aggregate amortization expense, as of June 30, 2025, for each of the five succeeding fiscal years:

Year Ended (in thousands)
2025	$287
2026	575
2027	530
2028	526
2029	526
Thereafter	1,214
Total	$3,658

Goodwill and Title Plants

As of June 30, 2025, the Company recognized $6.8 million in goodwill and $1.6 million in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with FASB's Accounting Standards Codification ("ASC") 350, the Company determined that no events or changes in circumstances occurred during the six-month periods ended June 30, 2025 and 2024 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three- and six-month periods ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at March 31, 2025	$474	$111	$585
Other comprehensive income (loss) before calculations	244	(6)	238
Amounts reclassified from accumulated other comprehensive income	(1)	—	(1)
Net current-period other comprehensive income (loss)	243	(6)	237
Ending balance	$717	$105	$822

Three Months Ended June 30, 2024 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at March 31, 2024	$291	$55	$346
Other comprehensive loss before calculations	(193)	—	(193)
Amounts reclassified from accumulated other comprehensive income	15	—	15
Net current-period other comprehensive loss	(178)	—	(178)
Ending balance	$113	$55	$168

Six Months Ended June 30, 2025 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2024	$300	$55	$355
Other comprehensive income before calculations	421	50	471
Amounts reclassified from accumulated other comprehensive income	(4)	—	(4)
Net current-period other comprehensive income	417	50	467
Ending balance	$717	$105	$822

Six Months Ended June 30, 2024 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2023	$583	$55	$638
Other comprehensive loss before calculations	(526)	—	(526)
Amounts reclassified from accumulated other comprehensive income	56	—	56
Net current-period other comprehensive loss	(470)	—	(470)
Ending balance	$113	$55	$168

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three- and six-month periods ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$2
Write-down of securities	—
Total	$2	Net investment gains
Tax	(1)	Provision for income taxes
Net of Tax	$1
Reclassifications for the period	$1

Three Months Ended June 30, 2024 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(21)
Total	$(21)	Net investment gains
Tax	6	Provision for income taxes
Net of Tax	$(15)
Reclassifications for the period	$(15)

Six Months Ended June 30, 2025 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$5
Write-down of securities	—
Total	$5	Net investment gains
Tax	(1)	Provision for income taxes
Net of Tax	$4
Reclassifications for the period	$4

Six Months Ended June 30, 2024 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(74)
Total	$(74)	Net investment gains
Tax	18	Provision for income taxes
Net of Tax	$(56)
Reclassifications for the period	$(56)

Note 11 – Revenue from Contracts with Customers

ASC 606, Revenue from Contracts with Customers, requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance does not apply to revenue associated with insurance contracts (including title insurance policies), financial instruments and lease contracts; and therefore, is primarily applicable to the following Company revenue categories.

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue from contracts with customers:
Escrow and other title-related fees	$5,694	$4,801	$9,586	$8,524
Non-title services	5,477	4,304	10,086	8,608
Total revenue from contracts with customers	11,171	9,105	19,672	17,132
Other sources of revenue:
Net premiums written	54,496	51,416	100,841	91,596
Investment-related revenue	5,074	4,700	6,644	9,753
Other	2,908	161	3,057	360
Total revenues	$73,649	$65,382	$130,214	$118,841

Note 12 – Leases

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases.

Included in a portion of the Company's current leases are options to extend or cancel the lease term. The exercise of such options is solely at the Company's discretion. The lease liability recorded in the unaudited Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the inception date that the lease was expected to be renewed or extended. The Company, in determining the present value of lease payments, utilized the average rate over a 10-year term based upon the Moody's seasoned Aaa corporate bond yields, as explicit rates of interest were not readily determinable in the lease contracts. The Company does not carry debt; thus, no incremental borrowing rate was available to the Company.

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating leases	$491	$707	$1,158	$1,365
Finance leases:
Amortization of lease assets	145	61	207	132
Lease expense	$636	$768	$1,365	$1,497
Sub-lease income	(22)	(68)	(65)	(120)
Lease cost	$614	$700	$1,300	$1,377

Components of the lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Current:
Operating lease liabilities	$846	$2,026
Finance lease liabilities	82	226
Non-current:
Operating lease liabilities	6,773	3,728
Finance lease liabilities	309	376
Total lease liabilities	$8,010	$6,356

The future minimum lease payments for leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2025, are summarized as follows:

Year Ended (in thousands)	Operating Leases	Finance Leases	Total
2025	$978	$90	$1,068
2026	1,607	159	1,766
2027	1,280	111	1,391
2028	964	55	1,019
2029	947	—	947
Thereafter	2,920	—	2,920
Total undiscounted payments	$8,696	$415	$9,111
Less: present value adjustment	(1,077)	(24)	(1,101)
Lease liabilities	$7,619	$391	$8,010

Supplemental lease information is as follows:

	As of June 30, 2025	As of December 31, 2024
Weighted average remaining lease term (years)
Operating leases	6.33	3.88
Finance leases	2.59	2.84
Weighted average discount rate
Operating leases	4.1%	4.0%
Finance leases	4.6%	4.4%

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

Overview

Title Insurance

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Total revenues from the title segment accounted for 90.5% of the Company's revenues for the six-month period ended June 30, 2025.

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

Business Trends and Recent Conditions
The housing market is heavily influenced by government policies and overall economic conditions. Regulatory reform and initiatives by various governmental agencies, including the Federal Reserve's monetary policy and other regulatory changes, could impact lending standards or the processes and procedures used by the Company. The current real estate environment, including interest rates and general economic activity, typically influences the demand for real estate. Changes in either of these areas, in addition to any inventory constraints or volatility in the cost and availability of building materials, could impact the Company's results of operations in future periods.

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

Regulatory Environment

The FOMC issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. Starting at the March 2022 meeting of the FOMC, when the target range was 0.00% and 0.25%, the FOMC consistently raised the target federal funds rate range through July 2023, when the FOMC increased the target range to between 5.25% and 5.50%. During several FOMC meetings throughout 2024, the target federal funds rate was reduced, with the most recent adjustment occurring in December 2024, lowering the rate to a range of 4.25% to 4.50%. So far in 2025, the FOMC has opted to keep the target range for the federal funds rate unchanged, emphasizing the need to carefully assess incoming data, shifts in the economic outlook, and the balance of risks before deciding on the timing and magnitude of any future adjustments. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

Real Estate Environment

The Mortgage Bankers Association's ("MBA") July 17, 2025 Mortgage Finance Forecast (“MBA Forecast”) projects 2025 purchase activity to increase 5.4% to $1,357 billion and mortgage refinance activity to increase 35.2% to $664 billion, resulting in a net increase in total mortgage originations of 13.6% to $2,021 billion, all from 2024 levels. In 2024, purchase activity accounted for 72.4% of all mortgage originations and is projected in the MBA Forecast to represent 67.1% of all mortgage originations in 2025. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 6.8% and 6.9% for the six-month periods ended June 30, 2025 and 2024, respectively. Per the MBA Forecast, mortgage interest rates are projected to decrease in subsequent periods, declining to 6.3% in 2027. Due to the rapidly changing environment brought on by inflationary pressures, inventory constraints, geopolitical and military conflicts, and changes in government regulations and policy, including as a result of the policies implemented by the Trump administration, these projections and the impact of actual future developments on the Company could be subject to material change.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the six-month period ended June 30, 2025, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the 2024 Form 10-K.

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three- and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues:
Net premiums written	$54,496	$51,416	$100,841	$91,596
Escrow and other title-related fees	5,694	4,801	9,586	8,524
Non-title services	5,477	4,304	10,086	8,608
Interest and dividends	2,361	2,568	4,700	5,088
Other investment income	609	890	1,019	1,001
Net investment gains	2,104	1,242	925	3,664
Other	2,908	161	3,057	360
Total Revenues	73,649	65,382	130,214	118,841

Operating Expenses:
Commissions to agents	29,077	26,550	53,934	46,420
Provision for claims	2,080	905	2,403	1,815
Personnel expenses	17,460	18,154	35,794	36,736
Office and technology expenses	4,327	4,308	8,867	8,773
Other expenses	4,907	4,198	9,365	8,033
Total Operating Expenses	57,851	54,115	110,363	101,777

Income before Income Taxes	15,798	11,267	19,851	17,064

Provision for Income Taxes	3,520	2,396	4,402	3,668

Net Income	$12,278	$8,871	$15,449	$13,396

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 6.0% and 10.1% for the three- and six-month periods ended June 30, 2025 to $54.5 million and $100.8 million, respectively, compared with $51.4 million and $91.6 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2025 were primarily due to higher levels of real estate activity.

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

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of premiums generated by direct and agency operations for the three- and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2025	%	2024	%	2025	%	2024	%
Direct	$15,823	29.0	$15,531	30.2	$29,357	29.1	$28,852	31.5
Agency	38,673	71.0	35,885	69.8	71,484	70.9	62,744	68.5
Total	$54,496	100.0	$51,416	100.0	$100,841	100.0	$91,596	100.0

Direct Net Premiums – The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations increased 1.9% and 1.8% for the three- and six-month periods ended June 30, 2025, respectively, compared with the same prior year periods. The increases for the three- and six-month periods ended June 30, 2025 were primarily the result of higher levels of real estate activity.

Agency Net Premiums – When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the Company. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written increased 7.8% and 13.9% for the three- and six-month periods ended June 30, 2025, compared with the same prior year periods. The increases for the three- and six-month periods ended June 30, 2025 were primarily due to higher levels of real estate activity.

Following is a schedule of net premiums written for the three- and six-month periods ended June 30, 2025 and 2024 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State (in thousands)	2025	2024	2025	2024
North Carolina	$19,499	$18,161	$34,429	$32,938
Texas	15,426	14,088	29,000	25,187
Georgia	4,149	4,304	9,675	6,763
Florida	4,640	3,974	7,377	6,111
South Carolina	3,392	4,592	7,097	7,943
All Others	7,470	6,330	13,408	12,606
Premiums Written	54,576	51,449	100,986	91,548
Reinsurance Assumed	—	—	—	—
Reinsurance Ceded	(80)	(33)	(145)	48
Net Premiums Written	$54,496	$51,416	$100,841	$91,596

Escrow and Other Title-Related Fees

Escrow and other title-related fees consist primarily of commission income, escrow and other various fees associated with the issuance of title insurance policies including settlement, examination and closing fees. Escrow and other title-related fee revenues were $5.7 million and $9.6 million for the three- and six-month periods ended June 30, 2025, respectively, compared with $4.8 million and $8.5 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2025 were primarily due to higher levels of real estate activity.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $5.5 million and $10.1 million for the three- and six-month periods ended June 30, 2025, respectively, compared with $4.3 million and $8.6 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2025 were primarily related to increases in like-kind exchange revenues and management services revenue.

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

The Company’s investment strategy emphasizes after-tax income and principal preservation.  The Company’s investments are primarily in fixed maturity securities, short-term investments and equity securities.  The average effective maturity of the majority of the fixed maturity securities at June 30, 2025 is less than 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

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

Interest and dividends were $2.4 million and $4.7 million for the three- and six-month periods ended June 30, 2025, respectively, compared with $2.6 million and $5.1 million for the same prior year periods.  Interest and dividend levels are primarily a function of general market performance, interest rates and the amount of cash available for investments that meet the Company's investment policy. The decreases for the three- and six-month periods ended June 30, 2025 were primarily impacted by prevailing interest rates and the composition of investment holdings.

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

Other investment income was $609 thousand and $1.0 million for the three- and six-month periods ended June 30, 2025, respectively, compared with $890 thousand and $1.0 million for the same prior year periods. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and distributions received.

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

The net realized investment gains were $1.1 million and $3.1 million for the three- and six-month periods ended June 30, 2025, respectively, compared with $1.8 million and $4.4 million for the same prior year periods. The Company recorded impairment charges of $144 thousand and $419 thousand on other investments in the three- and six-month periods ended June 30, 2025, respectively, compared with $21 thousand and $74 thousand on fixed maturity securities for the same prior year periods. Management believes unrealized losses on the remaining fixed maturity securities at June 30, 2025 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments – Changes in the estimated fair value of equity security investments were $973 thousand and $(2.2) million for the three- and six-month periods ended June 30, 2025, respectively, compared with $(589) thousand and $(759) thousand for the same prior year periods. Such fluctuations are typically the result of changes in general market conditions during the respective periods, however, the sale of appreciated investment securities can result in a reduction in unrealized gains as they are reclassified to net realized investment gains, which is not indicative of a decline in estimated fair value.

Other Revenues

Other revenues primarily include miscellaneous income and gains and losses on the disposal of fixed assets and real estate. Other revenues were $2.9 million and $3.1 million for the three- and six-month periods ended June 30, 2025, respectively, compared with $161 thousand and $360 thousand for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2025 were related to a gain on the disposition of assets transferred to a joint venture.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 6.9% and 8.4% for the three- and six-month periods ended June 30, 2025, compared with the same prior year periods. The increases for the three- and six-month periods ended June 30, 2025 were primarily due to increases in commissions to agents, the provision for claims, and other expenses, partially offset by decreases in personnel expenses.

Following is a summary of the Company's operating expenses for the three- and six-month periods ended June 30, 2025 and 2024. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2025	%	2024	%	2025	%	2024	%
Title Insurance	$53,806	93.0	$51,216	94.7	$103,084	93.4	$95,990	94.3
Exchange Services	667	1.2	670	1.2	1,366	1.2	1,317	1.3
All Other	3,378	5.8	2,229	4.1	5,913	5.4	4,470	4.4
Total	$57,851	100.0	$54,115	100.0	$110,363	100.0	$101,777	100.0

On a combined basis, the after-tax profit margins were 16.7% and 11.9% for the three- and six-month periods ended June 30, 2025, respectively, compared with 13.6% and 11.3% for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2025 were primarily due to growth in net premiums written, non-title service revenues, and other revenues, partially offset by increases in commissions to agents, the provision for claims, and other expenses. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $17.5 million and $35.8 million for the three- and six-month periods ended June 30, 2025, respectively, compared with $18.2 million and $36.7 million for the same prior year periods. On a consolidated basis, personnel expenses as a percentage of total revenues were 23.7% and 27.5% for the three- and six-month periods ended June 30, 2025, respectively, compared with 27.8% and 30.9% for the same prior year periods. The decreases in personnel expenses for the three- and six-month periods ended June 30, 2025 were primarily due to lower staffing levels, reduced health insurance costs, and decreased contractors expenditures.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses remained relatively consistent with the prior year periods at $4.3 million and $8.9 million for the three- and six-month periods ended June 30, 2025, respectively, compared with $4.3 million and $8.8 million for the same prior year periods.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $4.9 million and $9.4 million for the three- and six-month periods ended June 30, 2025, respectively, compared with $4.2 million and $8.0 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2025 were primarily due to increases in professional services, miscellaneous expenditures, and expenses associated with higher title insurance revenues.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 9.5% and 16.2% for the three- and six-month periods ended June 30, 2025, respectively, compared with the same prior year periods. Commission expense as a percentage of net premiums written by agents was 75.2% and 75.4% for the three- and six-month periods ended June 30, 2025, respectively, compared with 74.0% for both corresponding periods in the prior year. The changes in commission expense, and commission expense as a percentage of net premiums written, were commensurate with the increases in agent premium volume. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims increased 129.8% and 32.4% for the three- and six-month periods ended June 30, 2025, respectively, compared with the same prior year periods. The provision for claims as a percentage of net premiums written was 3.8% and 2.4% for the three- and six-month periods ended June 30, 2025, respectively, compared with 1.8% and 2.0% for the same prior year periods. The increases in the provision for claims as a percentage of net premiums written for the three- and six-month periods ended June 30, 2025 were primarily due to higher reserves on reported claims and a reduction in favorable loss development during the current year periods.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $1.4 million and $1.8 million for the six-month periods ended June 30, 2025 and 2024, respectively.

At June 30, 2025, the total reserve for claims was $38.1 million. Of that total, approximately $3.2 million was reserved for specific claims, and approximately $34.8 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $3.5 million and $4.4 million for the three- and six-month periods ended June 30, 2025, respectively, compared with $2.4 million and $3.7 million for the same prior year periods. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 22.3% and 22.2% for the three- and six-month periods ended June 30, 2025, respectively, compared with 21.3% and 21.5% for the same prior year periods. The effective income tax rates for both 2025 and 2024 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income and state taxes. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through June 30, 2025 will be realized. However, this judgment could be impacted by further market fluctuations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Liquidity and Capital Resources

The Company’s material cash requirements include general operating expenses, contractual and other obligations for the future payment of title claims, employment agreements, lease agreements, income taxes, capital expenditures, dividends on its common stock and other contractual commitments for goods and services needed for operations. All other arrangements entered into by the Company are not reasonably likely to have a material effect on liquidity or the availability of capital resources. Cash flows from operations have historically been the primary source of financing for expanding operations, whether through organic growth or outside investments. The Company believes its balances of cash, short-term investments and other readily marketable securities, along with cash flows generated by ongoing operations, will be sufficient to satisfy its cash requirements over the next 12 months and thereafter, including the funding of operating activities and commitments for investing and financing activities. The Company is currently evaluating the potential impact of the OBBBA, which includes certain corporate tax provisions that are expected to affect cash flows in future reporting periods by accelerating certain tax deductions. At this time, the Company is not aware of any other known trends likely to materially affect its capital resources, nor does it anticipate any additional material changes in the composition or relative cost of those resources, except as otherwise disclosed in the Business Trends and Recent Conditions section of this Management’s Discussion and Analysis.

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

Cash Flows – Net cash flows provided by operating activities were $8.8 million and $9.9 million for the six-month periods ended June 30, 2025 and 2024, respectively. Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. Net cash was used in investing activities and financing activities for the six-month periods ended June 30, 2025 and 2024.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of June 30, 2025, the Company held cash and cash equivalents of $29.7 million, short-term investments of $60.4 million, available-for-sale fixed maturity securities of $118.5 million and equity securities of $34.8 million. The net effect of all activities on total cash and cash equivalents was an increase of $5.0 million in 2025.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of June 30, 2025, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased no shares in the six-month period ended June 30, 2025 and 7,039 shares in the corresponding period in 2024.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $2.9 million for the six-month period ended June 30, 2025. In 2025, the Company has plans for various capital improvement projects, including investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations - As of June 30, 2025, the Company had a claims reserve totaling $38.1 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at June 30, 2025 and December 31, 2024, were $15.5 million and $15.4 million, respectively, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases. Included in a portion of the Company's current leases is an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year after 2025 is $8.0 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $347.4 million and $323.5 million as of June 30, 2025 and December 31, 2024, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

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
•changes in general economic, business, and political conditions, including the performance of the financial and real estate markets, and changes in government regulations and policy, including as a result of the policies implemented by the Trump administration such as tariff and tax reform;
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
•the Company’s reliance upon the North Carolina, Texas, Georgia, Florida, and South Carolina markets for a significant portion of its premiums;
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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K. There have been no material changes in the risk factors previously disclosed under Item 1A of the Company’s 2024 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended June 30, 2025, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				413,177
April 1 through April 30, 2025	—	$—	—	413,177
May 1 through May 31, 2025	—	—	—	413,177
June 1 through June 30, 2025	—	—	—	413,177
Total	—	$—	—	413,177
(1) On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. There were no repurchases of the Company’s common stock under the plan during the quarter ended June 30, 2025. As of June 30, 2025, there was authority remaining under the plan to purchase up to an aggregate of 413,177 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Trading Arrangements

During the three-month period ended June 30, 2025, none of the Company's directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Dated:  August 8, 2025