Form 10-Q
period 2025-09-30
INVESTORS TITLE CO
filed 2025-11-07
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 22, 2025, there were 1,887,574 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2025 and December 31, 2024
(in thousands)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$22,759	$24,654
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: September 30, 2025: $109,784; December 31, 2024: $112,588)	111,101	112,972
Equity securities, at fair value (cost: September 30, 2025: $26,753; December 31, 2024: $25,980)	39,661	39,893
Short-term investments	88,085	59,101
Other investments	23,407	20,578
Total investments	262,254	232,544

Premiums and fees receivable	16,525	16,054
Accrued interest and dividends	1,470	1,469
Prepaid expenses and other receivables	9,602	7,033
Property, net	28,952	27,935
Goodwill and other intangible assets, net	10,473	15,071
Lease assets	7,368	6,156
Other assets	2,708	2,655
Current income taxes recoverable	1,211	—
Total Assets	$363,322	$333,571

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$38,205	$37,060
Accounts payable and accrued liabilities	32,847	34,011
Lease liabilities	7,624	6,356
Current income taxes payable	—	276
Deferred income taxes, net	6,634	4,095
Total liabilities	85,310	81,798

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,888 and 1,886 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	276,876	251,418
Accumulated other comprehensive income	1,136	355
Total stockholders' equity	278,012	251,773
Total Liabilities and Stockholders’ Equity	$363,322	$333,571

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2025 and 2024
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net premiums written	$56,402	$54,855	$157,243	$146,451
Escrow and other title-related fees	4,811	4,574	14,397	13,098
Non-title services	6,258	4,305	16,344	12,913
Interest and dividends	2,404	2,736	7,104	7,824
Other investment income	985	995	2,004	1,996
Net investment gains	2,057	976	2,982	4,640
Other	106	388	3,163	748
Total Revenues	73,023	68,829	203,237	187,670

Operating Expenses:
Commissions to agents	30,221	29,089	84,155	75,509
Provision for claims	1,209	1,668	3,612	3,483
Personnel expenses	17,435	18,057	53,229	54,793
Office and technology expenses	4,178	4,388	13,045	13,161
Other expenses	4,889	4,039	14,254	12,072
Total Operating Expenses	57,932	57,241	168,295	159,018

Income before Income Taxes	15,091	11,588	34,942	28,652

Provision for Income Taxes	2,877	2,273	7,279	5,941

Net Income	$12,214	$9,315	$27,663	$22,711

Basic Earnings per Common Share	$6.47	$4.94	$14.66	$12.05

Weighted Average Shares Outstanding – Basic	1,888	1,884	1,887	1,885

Diluted Earnings per Common Share	$6.45	$4.92	$14.59	$12.02

Weighted Average Shares Outstanding – Diluted	1,894	1,893	1,896	1,889

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2025 and 2024
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$12,214	$9,315	$27,663	$22,711
Other comprehensive income, before income tax:
Accumulated postretirement (benefit) expense obligation adjustment	(4)	—	59	—
Net unrealized gains on investments arising during the period	404	1,171	940	501
Reclassification adjustment for sale of securities included in net income	(1)	—	(6)	—
Reclassification adjustment for write-down of securities included in net income	—	—	—	74
Other comprehensive income, before income tax	399	1,171	993	575
Income tax (benefit) expense related to postretirement health benefits	(1)	—	12	—
Income tax expense related to net unrealized gains on investments arising during the period	85	251	200	107
Income tax expense related to reclassification adjustment for sale of securities included in net income	1	—	—	—
Income tax expense related to reclassification adjustment for write-down of securities included in net income	—	—	—	18
Net income tax expense on other comprehensive income	85	251	212	125
Other comprehensive income	314	920	781	450
Comprehensive Income	$12,528	$10,235	$28,444	$23,161

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2025 and 2024
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2024	1,884	$—	$261,648	$168	$261,816
Net income			9,315		9,315
Dividends paid ($0.46 per share)			(867)		(867)
Exercise of stock appreciation rights	—		1		1
Share-based compensation expense related to stock appreciation rights			128		128
Net unrealized gain on investments				920	920
Balance, September 30, 2024	1,884	$—	$270,225	$1,088	$271,313

Balance, June 30, 2025	1,888	$—	$265,355	$822	$266,177
Net income			12,214		12,214
Dividends paid ($0.46 per share)			(868)		(868)
Exercise of stock appreciation rights	—		—		—
Share-based compensation expense related to stock appreciation rights			175		175
Accumulated postretirement benefit obligation adjustment				(3)	(3)
Net unrealized gain on investments				317	317
Balance, September 30, 2025	1,888	$—	$276,876	$1,136	$278,012

Consolidated Statements of Stockholders’ Equity, continued
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	1,891	$—	$250,915	$638	$251,553
Net income			22,711		22,711
Dividends paid ($1.38 per share)			(2,600)		(2,600)
Repurchases of common stock	(7)		(1,098)		(1,098)
Exercise of stock appreciation rights	—		1		1
Share-based compensation expense related to stock appreciation rights			296		296
Net unrealized gain on investments				450	450
Balance, September 30, 2024	1,884	$—	$270,225	$1,088	$271,313

Balance, December 31, 2024	1,886	$—	$251,418	$355	$251,773
Net income			27,663		27,663
Dividends paid ($1.38 per share)			(2,604)		(2,604)
Exercise of stock appreciation rights	2		—		—
Share-based compensation expense related to stock appreciation rights			399		399
Accumulated postretirement expense obligation adjustment				47	47
Net unrealized gain on investments				734	734
Balance, September 30, 2025	1,888	$—	$276,876	$1,136	$278,012

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2025 and 2024
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income	$27,663	$22,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,755	2,491
Accretion of investments, net	(1,126)	(3,070)
Amortization of other intangible assets, net	561	900
Share-based compensation expense related to stock appreciation rights	399	296
Net gains on disposals of property	(10)	(230)
Net investment gains	(2,982)	(4,640)
Net gains on sale of other assets	(2,768)	—
Net earnings from other investments	(1,660)	(1,326)
Provision for claims	3,612	3,483
Provision (benefit) for deferred income taxes	2,328	(45)
Changes in assets and liabilities:
Increase in premium and fees receivable	(471)	(890)
Decrease in other assets	2,645	340
(Increase) decrease in lease assets	(1,212)	420
(Increase) decrease in current income taxes recoverable	(1,211)	384
(Decrease) increase in accounts payable and accrued liabilities	(1,105)	809
Increase (decrease) in lease liabilities	1,268	(361)
Decrease in current income taxes payable	(276)	—
Payments of claims, net of recoveries	(2,467)	(3,581)
Net cash provided by operating activities	25,943	17,691

Investing Activities
Purchases of fixed maturity securities	(40,977)	(47,296)
Purchases of equity securities	(10,363)	(6,979)
Purchases of short-term investments	(82,144)	(97,963)
Purchases of other investments	(3,770)	(5,628)
Purchases of other assets	(4,536)	—
Proceeds from sales and maturities of fixed maturity securities	44,485	9,200
Proceeds from sales of equity securities	14,038	11,238
Proceeds from sales and maturities of short-term investments	53,590	124,494
Proceeds from sales and distributions of other investments and assets	8,205	6,201
Purchases of property	(4,232)	(6,075)
Proceeds from sales of property	470	247
Net cash used in investing activities	(25,234)	(12,561)

Financing Activities
Repurchases of common stock	—	(1,098)
Exercise of stock appreciation rights	—	1
Dividends paid	(2,604)	(2,600)
Net cash used in financing activities	(2,604)	(3,697)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,895)	1,433
Cash and Cash Equivalents, Beginning of Period	24,654	24,031
Cash and Cash Equivalents, End of Period	$22,759	$25,464

Consolidated Statements of Cash Flows, continued
	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$6,371	$5,644
Non-Cash Investing and Financing Activities:
Non-cash net unrealized gain on investments, net of deferred tax expense of $(200) and $(125) for September 30, 2025 and 2024, respectively	$(734)	$(450)
Adjustments to postretirement benefits obligation, net of deferred tax expense of $(12) and $0 for September 30, 2025 and 2024, respectively	$(47)	$—

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2025
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2025 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2025 or any other interim period.

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

Subsequent Events – Subsequent to the end of the nine-month period ended September 30, 2025, the Company finalized the purchase of title insurance agencies for an aggregate estimated purchase price $12 million (including potential contingent payments that the Company deems probable) as part of its ongoing strategy to pursue opportunistic growth opportunities.

Recently Issued Accounting Standards

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The update modifies the accounting for internal-use software development costs by eliminating the stage-based model and establishing new capitalization criteria that apply once a project is authorized and funded, and it is probable the software will be completed and used as intended. The new guidance also introduces the concept of significant development uncertainty to help entities determine the appropriate timing of capitalization and integrates prior website development guidance into Accounting Standards Codification (“ASC”) 350-40. The update is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance and does not expect the adoption to have a material effect on its financial position or results of operations.

Note 2 – Reserve for Claims

Activity in the reserve for claims for the nine-month period ended September 30, 2025 and the year ended December 31, 2024 is summarized as follows:

(in thousands)	September 30, 2025	December 31, 2024
Balance, beginning of period	$37,060	$37,147
Provision charged to operations	3,612	4,530
Payments of claims, net of recoveries	(2,467)	(4,617)
Balance, end of period	$38,205	$37,060

The total reserve for all reported and unreported losses the Company incurred through September 30, 2025 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2025. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	September 30, 2025	%	December 31, 2024	%
Known title claims	$3,307	8.7	$2,650	7.2
IBNR	34,898	91.3	34,410	92.8
Total reserve for claims	$38,205	100.0	$37,060	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income	$12,214	$9,315	$27,663	$22,711
Weighted average common shares outstanding – Basic	1,888	1,884	1,887	1,885
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	6	9	9	4
Weighted average common shares outstanding – Diluted	1,894	1,893	1,896	1,889
Basic earnings per common share	$6.47	$4.94	$14.66	$12.05
Diluted earnings per common share	$6.45	$4.92	$14.59	$12.02

There were 5 thousand and no potential shares excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2025 and 2024, respectively, due to the out-of-the-money status of the related share-based awards. There were 5 thousand and 4 thousand potential shares excluded from the computation of diluted earnings per share for the nine-month periods ended September 30, 2025 and 2024, respectively, due to the out-of-the-money status of the related share-based awards.

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

As of September 30, 2025, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	42	$160.83	3.69	$428
SARs granted	5	160.94
SARs exercised	(19)	170.21
Outstanding as of December 31, 2024	28	$154.71	3.90	$2,312
SARs granted	5	246.75
SARs exercised	(7)	160.62
SARs forfeited or expired	(2)	146.00
Outstanding as of September 30, 2025	24	$170.67	4.16	$2,349

Exercisable as of September 30, 2025	20	$164.98	3.93	$2,018

Unvested as of September 30, 2025	4	$195.21	5.16	$331

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

There was approximately $400 thousand and $296 thousand of compensation expense relating to SARs vesting on or before September 30, 2025 and 2024, respectively, included in personnel expenses in the unaudited Consolidated Statements of Operations. As of September 30, 2025, there was $375 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$64,598	$4,176	$2,799	$(3,996)	$67,577
Net investment income	4,372	99	975	—	5,446
Total revenues	68,970	4,275	3,774	(3,996)	73,023
Commissions to agents	32,797	—	—	(2,576)	30,221
Provision for claims	1,209	—	—	—	1,209
Personnel expenses	14,926	633	1,876	—	17,435
Other	8,420	104	1,808	(1,265)	9,067
Operating expenses	57,352	737	3,684	(3,841)	57,932
Income before income taxes	$11,618	$3,538	$90	$(155)	$15,091
Total assets	$250,872	$1,645	$110,805	$—	$363,322

Three Months Ended September 30, 2024 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$63,272	$2,634	$2,252	$(4,036)	$64,122
Net investment income	3,681	115	911	—	4,707
Total revenues	66,953	2,749	3,163	(4,036)	68,829
Commissions to agents	32,097	—	—	(3,008)	29,089
Provision for claims	1,668	—	—	—	1,668
Personnel expenses	16,059	583	1,415	—	18,057
Other	8,387	85	829	(874)	8,427
Operating expenses	58,211	668	2,244	(3,882)	57,241
Income before income taxes	$8,742	$2,081	$919	$(154)	$11,588
Total assets	$231,805	$10,446	$109,735	$—	$351,986

Nine Months Ended September 30, 2025 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$185,062	$10,616	$7,552	$(12,083)	$191,147
Net investment income	9,178	228	2,684	—	12,090
Total revenues	194,240	10,844	10,236	(12,083)	203,237
Commissions to agents	92,536	—	—	(8,381)	84,155
Provision for claims	3,612	—	—	—	3,612
Personnel expenses	46,033	1,855	5,341	—	53,229
Other	25,929	300	4,309	(3,239)	27,299
Operating expenses	168,110	2,155	9,650	(11,620)	168,295
Income before income taxes	$26,130	$8,689	$586	$(463)	$34,942
Total assets	$250,872	$1,645	$110,805	$—	$363,322

Nine Months Ended September 30, 2024 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$171,767	$8,120	$6,156	$(12,833)	$173,210
Net investment income	10,675	280	3,505	—	14,460
Total revenues	182,442	8,400	9,661	(12,833)	187,670
Commissions to agents	85,263	—	—	(9,754)	75,509
Provision for claims	3,483	—	—	—	3,483
Personnel expenses	48,698	1,782	4,313	—	54,793
Other	25,122	248	2,462	(2,599)	25,233
Operating expenses	162,566	2,030	6,775	(12,353)	159,018
Income before income taxes	$19,876	$6,370	$2,886	$(480)	$28,652
Total assets	$231,805	$10,446	$109,735	$—	$351,986

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $15.6 million and $15.4 million as of September 30, 2025 and December 31, 2024, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Service cost – benefits earned during the year	$—	$—	$—	$—
Interest cost on the projected benefit obligation	14	11	38	34
Amortization of unrecognized gain	(7)	—	(15)	—
Net periodic benefit cost	$7	$11	$23	$34

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of September 30, 2025 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$9,050	$76	$(38)	$9,088
Special revenue issuer obligations of U.S. states, territories and political subdivisions	13,422	56	(16)	13,462
Corporate debt securities	87,312	1,257	(18)	88,551
Total	$109,784	$1,389	$(72)	$111,101

As of December 31, 2024 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$300	$2	$—	$302
General obligations of U.S. states, territories and political subdivisions	8,129	11	(31)	8,109
Special revenue issuer obligations of U.S. states, territories and political subdivisions	16,523	51	(73)	16,501
Corporate debt securities	87,636	556	(132)	88,060
Total	$112,588	$620	$(236)	$112,972

The special revenue category for both periods presented includes approximately 20 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at September 30, 2025 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,128	$31,228
Due one year through five years	65,019	65,823
Due five years through ten years	9,648	9,861
Due after ten years	3,989	4,189
Total	$109,784	$111,101

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2025 and December 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
As of September 30, 2025 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$2,196	$(36)	$1,356	$(2)	$3,552	$(38)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,701	(4)	1,262	(12)	2,963	(16)
Corporate debt securities	5,763	(18)	—	—	5,763	(18)
Total	$9,660	$(58)	$2,618	$(14)	$12,278	$(72)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2024 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$1,960	$(2)	$2,780	$(29)	$4,740	$(31)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	5,477	(45)	2,828	(28)	8,305	(73)
Corporate debt securities	22,641	(131)	149	(1)	22,790	(132)
Total	$30,078	$(178)	$5,757	$(58)	$35,835	$(236)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.

Factors considered in determining whether a loss is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 23 and 60 fixed maturity securities had unrealized losses at September 30, 2025 and December 31, 2024, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded no impairment charges related to fixed maturity securities for the three- and nine-month periods ended September 30, 2025, respectively, and none and $74 thousand for the three- and nine-month periods ended September 30, 2024, respectively. Expenses related to impairments are recorded in net investment gains in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of September 30, 2025 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$26,753	$39,661
Total	$26,753	$39,661

As of December 31, 2024 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$25,980	$39,893
Total	$25,980	$39,893

Unrealized holding gains and losses are reported in the unaudited Consolidated Financial Statements of Operations as net investment gains.

Net Investment Gains

Gross investment gains and losses for the three- and nine-month periods ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Gross realized gains from securities:
Corporate debt securities	$1	$—	$6	$—
Common stocks	1,033	444	5,189	5,157
Total	$1,034	$444	$5,195	$5,157
Gross realized losses from securities:
Common stocks	$(127)	$(122)	$(740)	$(339)
Write-down of securities	—	—	—	(74)
Total	$(127)	$(122)	$(740)	$(413)
Net realized gains from securities	$907	$322	$4,455	$4,744
Gross realized gains (losses) on other investments:
Gains on other investments	$—	$242	$1	$243
Losses on other investments	—	(20)	—	(20)
Write-down of other assets	(50)	(309)	(469)	(309)
Total	$(50)	$(87)	$(468)	$(86)
Net realized investment gains	$857	$235	$3,987	$4,658
Changes in the estimated fair value of equity security investments	$1,200	$741	$(1,005)	$(18)
Net investment gains	$2,057	$976	$2,982	$4,640

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause and no participation rights exist. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of September 30, 2025:

(in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$13,273	$14,920	$16,592
Small business investment LPs	Other investments	622	622	—
Total		$13,895	$15,542	$16,592

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of September 30, 2025 and December 31, 2024, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of September 30, 2025 and December 31, 2024:

As of September 30, 2025 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$—	$22,550	$—	$22,550
Corporate debt securities	—	88,551	—	88,551
Total	$—	$111,101	$—	$111,101

As of December 31, 2024 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$302	$24,610	$—	$24,912
Corporate debt securities	—	88,060	—	88,060
Total	$302	$112,670	$—	$112,972

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of September 30, 2025 and December 31, 2024:

As of September 30, 2025 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$22,759	$—	$—	$22,759
Accrued interest and dividends	1,470	—	—	1,470
Equity securities, at fair value:
Common stocks	39,661	—	—	39,661
Short-term investments:
Money market funds and U.S. Treasury bills	88,085	—	—	88,085
Total	$151,975	$—	$—	$151,975

As of December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$24,654	$—	$—	$24,654
Accrued interest and dividends	1,469	—	—	1,469
Equity securities, at fair value:
Common stocks	39,893	—	—	39,893
Short-term investments:
Money market funds and U.S. Treasury bills	59,101	—	—	59,101
Total	$125,117	$—	$—	$125,117

The Company did not hold any Level 3 category debt or marketable equity investment securities as of September 30, 2025 or December 31, 2024.

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

Certain measurement alternative equity investments and notes receivable are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. There were three impairments for such investments for a total of $469 thousand made during the nine-month period ended September 30, 2025. The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024:

As of September 30, 2025 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$7,892	$7,892
Notes receivable	—	—	892	892
Total	$—	$—	$8,784	$8,784

As of December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$8,166	$8,166
Notes receivable	—	—	641	641
Total	$—	$—	$8,807	$8,807

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

Like-Kind Exchanges Proceeds – In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another wholly owned subsidiary of the Company, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $427.1 million and $323.5 million as of September 30, 2025 and December 31, 2024, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of September 30, 2025	As of December 31, 2024
Other investments	$8,100	$4,950
Premium and fees receivable	$2,401	$1,701

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net premiums written	$9,826	$7,155	$25,084	$20,000
Non-title services and other investment income	$1,107	$902	$2,369	$1,941
Commissions to agents	$6,395	$5,047	$16,311	$13,837

Note 9 – Intangible Assets, Goodwill and Title Plants

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions are principally based on values obtained from an independent third-party valuation service and are all Level 3 inputs. Management determined that no events or changes in circumstances occurred during the nine-month periods ended September 30, 2025 and 2024 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired. During the nine-month period ended September 30, 2025, the Company experienced a decline in goodwill and intangible assets due to a transfer of assets to a joint venture.

Identifiable intangible assets consist of the following:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Referral relationships	$7,039	$8,898
Non-compete agreements	1,626	3,155
Tradename	747	747
Total	9,412	12,800
Accumulated amortization	(5,710)	(7,354)
Identifiable intangible assets, net	$3,702	$5,446

The following table provides the estimated aggregate amortization expense, as of September 30, 2025, for each of the five succeeding fiscal years:

Year Ended (in thousands)
2025	$144
2026	575
2027	530
2028	526
2029	526
Thereafter	1,214
Total	$3,515

Goodwill and Title Plants

As of September 30, 2025, the Company recognized $6.8 million in goodwill and $1.6 million in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. The fair values of goodwill and the title plants as of the date of acquisition, both Level 3 inputs, were principally based on values obtained from an independent third-party valuation service. In accordance with FASB's ASC 350, the Company determined that no events or changes in circumstances occurred during the nine-month periods ended September 30, 2025 and 2024 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three- and nine-month periods ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at June 30, 2025	$717	$105	$822
Other comprehensive income (loss) before calculations	319	(3)	316
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)
Net current-period other comprehensive income (loss)	317	(3)	314
Ending balance	$1,034	$102	$1,136

Three Months Ended September 30, 2024 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at June 30, 2024	$113	$55	$168
Other comprehensive income before calculations	920	—	920
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	920	—	920
Ending balance	$1,033	$55	$1,088

Nine Months Ended September 30, 2025 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2024	$300	$55	$355
Other comprehensive income before calculations	740	47	787
Amounts reclassified from accumulated other comprehensive income	(6)	—	(6)
Net current-period other comprehensive income	734	47	781
Ending balance	$1,034	$102	$1,136

Nine Months Ended September 30, 2024 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2023	$583	$55	$638
Other comprehensive income before calculations	394	—	394
Amounts reclassified from accumulated other comprehensive income	56	—	56
Net current-period other comprehensive income	450	—	450
Ending balance	$1,033	$55	$1,088

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three- and nine-month periods ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$1
Write-down of securities	—
Total	$1	Net investment gains
Tax	1	Provision for income taxes
Net of Tax	$2
Reclassifications for the period	$2

Three Months Ended September 30, 2024 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	—
Total	$—	Net investment gains
Tax	—	Provision for income taxes
Net of Tax	$—
Reclassifications for the period	$—

Nine Months Ended September 30, 2025 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$6
Write-down of securities	—
Total	$6	Net investment gains
Tax	—	Provision for income taxes
Net of Tax	$6
Reclassifications for the period	$6

Nine Months Ended September 30, 2024 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$—
Write-down of securities	(74)
Total	$(74)	Net investment gains
Tax	18	Provision for income taxes
Net of Tax	$(56)
Reclassifications for the period	$(56)

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue from contracts with customers:
Escrow and other title-related fees	$4,811	$4,574	$14,397	$13,098
Non-title services	6,258	4,305	16,344	12,913
Total revenue from contracts with customers	11,069	8,879	30,741	26,011
Other sources of revenue:
Net premiums written	56,402	54,855	157,243	146,451
Investment-related revenue	5,446	4,707	12,090	14,460
Other	106	388	3,163	748
Total revenues	$73,023	$68,829	$203,237	$187,670

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

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating leases	$475	$650	$1,633	$2,015
Finance leases:
Amortization of lease assets	45	64	155	196
Interest on lease liabilities	5	—	16	—
Lease expense	$525	$714	$1,804	$2,211
Sub-lease income	(22)	(51)	(87)	(172)
Lease cost	$503	$663	$1,717	$2,039

Components of the lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Current:
Operating lease liabilities	$1,424	$2,026
Finance lease liabilities	172	226
Non-current:
Operating lease liabilities	5,774	3,728
Finance lease liabilities	254	376
Total lease liabilities	$7,624	$6,356

The future minimum lease payments for leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2025, are summarized as follows:

Year Ended (in thousands)	Operating Leases	Finance Leases	Total
2025	$274	$49	$323
2026	1,790	176	1,966
2027	1,296	129	1,425
2028	964	73	1,037
2029	947	17	964
Thereafter	2,933	9	2,942
Total undiscounted payments	$8,204	$453	$8,657
Less: present value adjustment	(1,006)	(27)	(1,033)
Lease liabilities	$7,198	$426	$7,624

Supplemental lease information is as follows:

	As of September 30, 2025	As of December 31, 2024
Weighted average remaining lease term (years)
Operating leases	6.37	3.88
Finance leases	2.80	2.84
Weighted average discount rate
Operating leases	4.1%	4.0%
Finance leases	4.5%	4.4%

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

Overview

Title Insurance

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Total revenues from the title segment accounted for 90.1% of the Company's revenues for the nine-month period ended September 30, 2025.

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

Inflationary pressures, the federal government shutdown, ongoing geopolitical and military conflicts, and changes in government regulations and policy, including as a result of policies implemented by the Trump administration such as the implementation of widespread tariff reform, have created additional volatile market conditions and uncertainties in the global economy. These events have impacted and could continue to impact the Company in a number of ways including, but not limited to, future fluctuations in the Company's investment portfolio and potential decreases in net premiums written. The Federal Open Market Committee (“FOMC”) of the Federal Reserve has closely monitored the risks associated with these developments and responded by increasing the target federal funds rate across several meetings from 2022 through 2023, followed by a gradual reduction beginning in 2024 and continuing into 2025. Although the federal funds rate does not directly impact mortgage interest rates, it can have a significant influence as lenders pass on the costs of rate increases to consumers. The current period of elevated mortgage interest rates has impacted the demand and pricing of real estate.

Regulatory Environment

The FOMC issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. Starting at the March 2022 meeting of the FOMC through July 2023, the FOMC repeatedly increased the target range, reaching a high of between 5.25% and 5.50%. During several meetings in 2024 and 2025, the FOMC has lowered the federal funds rate. The most recent adjustment, in October 2025, reduced the target range to 3.75% and 4.00%. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

Real Estate Environment

The Mortgage Bankers Association's ("MBA") October 19, 2025 Mortgage Finance Forecast (“MBA Forecast”) projects 2025 purchase activity to increase 1.3% to $1,356 billion and mortgage refinance activity to increase 94.0% to $675 billion, resulting in a net increase in total mortgage originations of 20.5% to $2,031 billion, all from 2024 levels. In 2024, purchase activity accounted for 79.4% of all mortgage originations and is projected in the MBA Forecast to represent 66.8% of all mortgage originations in 2025. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 6.7% and 6.8% for the nine-month periods ended September 30, 2025 and 2024, respectively. Per the MBA Forecast, mortgage interest rates are projected to decrease in subsequent periods, declining to 6.3% in 2027. Due to the rapidly changing environment brought on by inflationary pressures, the federal government shutdown, inventory constraints, geopolitical and military conflicts, and changes in government regulations and policy, including as a result of the policies implemented by the Trump administration, these projections and the impact of actual future developments on the Company could be subject to material change.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the nine-month period ended September 30, 2025, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the 2024 Form 10-K.

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three- and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues:
Net premiums written	$56,402	$54,855	$157,243	$146,451
Escrow and other title-related fees	4,811	4,574	14,397	13,098
Non-title services	6,258	4,305	16,344	12,913
Interest and dividends	2,404	2,736	7,104	7,824
Other investment income	985	995	2,004	1,996
Net investment gains	2,057	976	2,982	4,640
Other	106	388	3,163	748
Total Revenues	73,023	68,829	203,237	187,670

Operating Expenses:
Commissions to agents	30,221	29,089	84,155	75,509
Provision for claims	1,209	1,668	3,612	3,483
Personnel expenses	17,435	18,057	53,229	54,793
Office and technology expenses	4,178	4,388	13,045	13,161
Other expenses	4,889	4,039	14,254	12,072
Total Operating Expenses	57,932	57,241	168,295	159,018

Income before Income Taxes	15,091	11,588	34,942	28,652

Provision for Income Taxes	2,877	2,273	7,279	5,941

Net Income	$12,214	$9,315	$27,663	$22,711

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 2.8% and 7.4% for the three- and nine-month periods ended September 30, 2025 to $56.4 million and $157.2 million, respectively, compared with $54.9 million and $146.5 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2025 were primarily due to higher levels of real estate activity.

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

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of premiums generated by direct and agency operations for the three- and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2025	%	2024	%	2025	%	2024	%
Direct	$16,330	29.0	$16,267	29.7	$45,687	29.1	$45,119	30.8
Agency	40,072	71.0	38,588	70.3	111,556	70.9	101,332	69.2
Total	$56,402	100.0	$54,855	100.0	$157,243	100.0	$146,451	100.0

Direct Net Premiums – The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations increased 0.4% and 1.3% for the three- and nine-month periods ended September 30, 2025, respectively, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2025 were primarily the result of higher levels of real estate activity.

Agency Net Premiums – When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the Company. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written increased 3.8% and 10.1% for the three- and nine-month periods ended September 30, 2025, respectively, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2025 were primarily due to higher levels of real estate activity.

Following is a schedule of net premiums written for the three- and nine-month periods ended September 30, 2025 and 2024 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State (in thousands)	2025	2024	2025	2024
North Carolina	$19,922	$18,480	$54,351	$51,418
Texas	15,257	15,507	44,257	40,694
Georgia	4,253	3,857	13,928	10,620
South Carolina	5,235	4,371	12,332	12,314
Florida	3,235	4,714	10,612	10,825
All Others	8,572	8,052	21,980	20,658
Premiums Written	56,474	54,981	157,460	146,529
Reinsurance Assumed	—	—	—	—
Reinsurance Ceded	(72)	(126)	(217)	(78)
Net Premiums Written	$56,402	$54,855	$157,243	$146,451

Title insurance rates vary by state and are subject to extensive regulatory oversight. In certain jurisdictions, insurers are required to adhere to rates established by state regulatory authorities and are not permitted to modify such rates independently. Regulatory authorities may approve rate adjustments to reflect current market conditions and cost factors affecting the title insurance industry. The Texas Commissioner of Insurance is evaluating a proposed 6.2% reduction in title insurance rates, which, if approved, would become effective March 1, 2026 and supersede the previously mandated 10% rate decrease originally scheduled to become effective on July 1, 2025. The Georgia Insurance and Safety Fire Commissioner approved a rate increase that became effective on July 1, 2024, which the Company estimates increased its revenues by approximately 17%. The North Carolina Department of Insurance recently approved a 9.4% rate increase effective October 1, 2025, and the Ohio Department of Insurance recently approved a 9.0% rate increase effective January 1, 2026. Overall, the Company anticipates that these rate adjustments, along with other approved rate changes, will have a favorable net impact on premium revenues in future reporting periods.

Escrow and Other Title-Related Fees

Escrow and other title-related fees consist primarily of commission income, escrow and other various fees associated with the issuance of title insurance policies including settlement, examination and closing fees. Escrow and other title-related fee revenues were $4.8 million and $14.4 million for the three- and nine-month periods ended September 30, 2025, respectively, compared with $4.6 million and $13.1 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2025 were primarily due to higher levels of real estate activity.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $6.3 million and $16.3 million for the three- and nine-month periods ended September 30, 2025, respectively, compared with $4.3 million and $12.9 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2025 were primarily related to increases in revenue from like-kind exchanges and management services.

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

The Company’s investment strategy emphasizes after-tax income and principal preservation.  The Company’s investments are primarily in fixed maturity securities, short-term investments and equity securities.  The average effective maturity of the majority of the fixed maturity securities at September 30, 2025 is less than 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

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

Interest and dividends were $2.4 million and $7.1 million for the three- and nine-month periods ended September 30, 2025, respectively, compared with $2.7 million and $7.8 million for the same prior year periods.  Interest and dividend levels are primarily a function of general market performance, interest rates and the amount of cash available for investments that meet the Company's investment policy. The decreases for the three- and nine-month periods ended September 30, 2025 were primarily impacted by prevailing interest rates and the composition of investment holdings.

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

Other investment income was $985 thousand and $2.0 million for the three- and nine-month periods ended September 30, 2025, respectively, compared with $995 thousand and $2.0 million for the same prior year periods. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and distributions received.

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

The net realized investment gains were $856 thousand and $4.0 million for the three- and nine-month periods ended September 30, 2025, respectively, compared with $235 thousand and $4.7 million for the same prior year periods. The Company recorded impairment charges of $50 thousand and $469 thousand on other investments in the three- and nine-month periods ended September 30, 2025, respectively, compared with $309 thousand and $383 thousand on fixed maturity securities and other investments for the same prior year periods. Management believes unrealized losses on the remaining fixed maturity securities at September 30, 2025 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments – Changes in the estimated fair value of equity security investments were $1.2 million and $(1.0) million for the three- and nine-month periods ended September 30, 2025, respectively, compared with $741 thousand and $(18) thousand for the same prior year periods. Such fluctuations are typically the result of changes in general market conditions during the respective periods, however, the sale of appreciated investment securities can result in a reduction in unrealized gains as they are reclassified to net realized investment gains, which is not indicative of a decline in estimated fair value.

Other Revenues

Other revenues primarily include miscellaneous income and gains and losses on the disposal of fixed assets and real estate. Other revenues were $106 thousand and $3.2 million for the three- and nine-month periods ended September 30, 2025, respectively, compared with $388 thousand and $748 thousand for the same prior year periods. The increase for the nine-month period ended September 30, 2025 was related to a gain on the disposition of assets transferred to a joint venture.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 1.2% and 5.8% for the three- and nine-month periods ended September 30, 2025, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2025 were primarily due to increases in commissions to agents and other expenses, partially offset by decreases in personnel expenses.

Following is a summary of the Company's operating expenses for the three- and nine-month periods ended September 30, 2025 and 2024. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2025	%	2024	%	2025	%	2024	%
Title Insurance	$53,567	92.5	$54,380	95.0	$156,651	93.1	$150,370	94.6
Exchange Services	710	1.2	645	1.1	2,076	1.2	1,962	1.2
All Other	3,655	6.3	2,216	3.9	9,568	5.7	6,686	4.2
Total	$57,932	100.0	$57,241	100.0	$168,295	100.0	$159,018	100.0

On a combined basis, the after-tax profit margins were 16.7% and 13.6% for the three- and nine-month periods ended September 30, 2025, respectively, compared with 13.5% and 12.1% for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2025 were primarily due to growth in net premiums written and non-title service revenues, lower personnel expenses, and, for the three-month period, net investment gains. These increases were partially offset by increases in commissions to agents and other expenses. The nine-month period was also impacted by an increase in other revenues. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $17.4 million and $53.2 million for the three- and nine-month periods ended September 30, 2025, respectively, compared with $18.1 million and $54.8 million for the same prior year periods. On a consolidated basis, personnel expenses as a percentage of total revenues were 23.9% and 26.2% for the three- and nine-month periods ended September 30, 2025, respectively, compared with 26.2% and 29.2% for the same prior year periods. The decreases in personnel expenses for the three- and nine-month periods ended September 30, 2025 were primarily due to lower staffing levels, reduced health insurance costs, and decreased contractors expenditures.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses remained relatively consistent with the prior year periods at $4.2 million and $13.0 million for the three- and nine-month periods ended September 30, 2025, respectively, compared with $4.4 million and $13.2 million for the same prior year periods.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $4.9 million and $14.3 million for the three- and nine-month periods ended September 30, 2025, respectively, compared with $4.0 million and $12.1 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2025 were primarily due to increases in professional services, miscellaneous expenditures, and expenses associated with higher title insurance revenues.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 3.9% and 11.5% for the three- and nine-month periods ended September 30, 2025, respectively, compared with the same prior year periods. Commission expense as a percentage of net premiums written by agents was 75.4% for the three- and nine-month periods ended September 30, 2025, respectively, compared with 75.4% and 74.5% for the same prior year periods. The changes in commission expense, and commission expense as a percentage of net premiums written, were commensurate with the increases in agent premium volume. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims decreased 27.5% and increased 3.7% for the three- and nine-month periods ended September 30, 2025, respectively, compared with the same prior year periods. The provision for claims as a percentage of net premiums written was 2.1% and 2.3% for the three- and nine-month periods ended September 30, 2025, respectively, compared with 3.0% and 2.4% for the same prior year periods. The decreases in the provision for claims as a percentage of net premiums written for the three- and nine-month periods ended September 30, 2025 were primarily due to higher levels of favorable loss development during the current year periods.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $2.5 million and $3.6 million for the nine-month periods ended September 30, 2025 and 2024, respectively.

At September 30, 2025, the total reserve for claims was $38.2 million. Of that total, approximately $3.3 million was reserved for specific claims, and approximately $34.9 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $2.9 million and $7.3 million for the three- and nine-month periods ended September 30, 2025, respectively, compared with $2.3 million and $5.9 million for the same prior year periods. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 19.1% and 20.8% for the three- and nine-month periods ended September 30, 2025, respectively, compared with 19.6% and 20.7% for the same prior year periods. The effective income tax rates for both 2025 and 2024 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax-exempt income and state taxes. Tax-exempt income lowers the effective tax rate.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through September 30, 2025 will be realized. However, this judgment could be impacted by further market fluctuations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company recognized the impact of the now-effective provisions of this legislative change in the third quarter of 2025 in accordance with ASC 740, Income Taxes. The restoration of immediate expensing for research and experimentation (“R&E”) expenditures resulted in a favorable item in the quarter, reducing current tax expense and increasing deferred tax expense. Additionally, deferred tax assets previously recorded for the amortization of capitalized R&E costs were reversed, resulting in a corresponding increase in deferred tax expense. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements.

Liquidity and Capital Resources

The Company’s material cash requirements include general operating expenses, contractual and other obligations for the future payment of title claims, employment agreements, lease agreements, income taxes, capital expenditures, dividends on its common stock and other contractual commitments for goods and services needed for operations. All other arrangements entered into by the Company are not reasonably likely to have a material effect on liquidity or the availability of capital resources. Cash flows from operations have historically been the primary source of financing for expanding operations, whether through organic growth or outside investments. The Company believes its balances of cash, short-term investments and other readily marketable securities, along with cash flows generated by ongoing operations, will be sufficient to satisfy its cash requirements over the next 12 months and thereafter, including the funding of operating activities and commitments for investing and financing activities. The Company's cash flows for the three- and nine-month periods ended September 30, 2025, reflect the third-quarter 2025 recognition of the now-effective OBBBA provisions, which primarily accelerated certain tax deductions. The Company is currently evaluating the effects of provisions that have not yet become effective. At this time, the Company is not aware of any other known trends likely to materially affect its capital resources, nor does it anticipate any additional material changes in the composition or relative cost of those resources, except as otherwise disclosed in the Business Trends and Recent Conditions section of this Management’s Discussion and Analysis.

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

Cash Flows – Net cash flows provided by operating activities were $25.9 million and $17.7 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows related to non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. Net cash was used in investing activities and financing activities for the nine-month periods ended September 30, 2025 and 2024.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of September 30, 2025, the Company held cash and cash equivalents of $22.8 million, short-term investments of $88.1 million, available-for-sale fixed maturity securities of $111.1 million and equity securities of $39.7 million. The net effect of all activities on total cash and cash equivalents was a decrease of $1.9 million in 2025.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of September 30, 2025, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, given inflationary pressures and geopolitical and military tensions and conflicts, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is carefully monitoring the U.S. political environment (including the federal government shutdown), inflation, geopolitical and military tensions and conflicts, and other trends that could potentially result in material adverse liquidity changes, and will continually assess its capital allocation strategy, including decisions relating to payment of dividends, repurchasing the Company’s common stock and/or conserving cash.

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased no shares in the nine-month period ended September 30, 2025 and 7,039 shares in the corresponding period in 2024.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $4.2 million for the nine-month period ended September 30, 2025. In 2025, the Company has plans for various capital improvement projects, including investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations - As of September 30, 2025, the Company had a claims reserve totaling $38.2 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at September 30, 2025 and December 31, 2024, were $15.6 million and $15.4 million, respectively, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases. Included in a portion of the Company's current leases is an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year after 2025 is $8.3 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $427.1 million and $323.5 million as of September 30, 2025 and December 31, 2024, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

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
•the impact of inflation;
•the impact of the federal government shutdown;
•the impact of ongoing geopolitical tensions and military conflicts;
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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended September 30, 2025, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				413,177
July 1 through July 31, 2025	—	$—	—	413,177
August 1 through August 31, 2025	—	—	—	413,177
September 1 through September 30, 2025	—	—	—	413,177
Total	—	$—	—	413,177
(1) On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. There were no repurchases of the Company’s common stock under the plan during the quarter ended September 30, 2025. As of September 30, 2025, there was authority remaining under the plan to purchase up to an aggregate of 413,177 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Trading Arrangements

During the three-month period ended September 30, 2025, none of the Company's directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Dated:  November 7, 2025