Form 10-K
period 2025-12-31
INVESTORS TITLE CO
filed 2026-03-16
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2025

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

The aggregate market value of the shares held by non-affiliates of the registrant as of June 30, 2025 was $297,745,366 based on the closing price on the Nasdaq Stock Market LLC.

As of February 18, 2026, there were 1,887,574 common shares of the registrant outstanding.

Documents incorporated by reference: Portions of Investors Title Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 20, 2026 are incorporated by reference in Part III hereof.

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
•the impact of inflation;
•the impact of federal government shutdowns;
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
•the Company’s reliance upon the North Carolina, Texas, Georgia, South Carolina, and Florida markets for a significant portion of its premiums, comprising approximately 35.3%, 27.1%, 8.6%, 8.1%, and 6.4% of premiums written, respectively;
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

Premiums from title insurance written on properties located in North Carolina, Texas, South Carolina, Georgia and Florida represent the largest source of revenue for the title insurance segment. In North Carolina and Texas, the Company’s title insurance commitments and policies are issued directly and through agents. In Georgia, South Carolina, Florida and other states, title policies are primarily issued through agents. For a description of the level of net premiums written geographically for significant states, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

In 1988, the Company established ITEC to provide services in connection with tax-deferred exchanges of like-kind property pursuant to §1031 of the Internal Revenue Code of 1986, as amended (the “IRC”). ITEC acts as a qualified intermediary in tax-deferred exchanges of real property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and a portion of the interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange services division, ITEC and ITAC, are pursuant to provisions in the IRC. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange services division. Given that income is derived from a portion of the interest earned on client deposits held by the Company, interest rate fluctuations may also impact the profitability of the Company’s exchange services division.

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

Title insurance companies are extensively regulated under applicable state laws. All states have requirements for admission to do business as an insurance company, including minimum levels of capital, surplus and reserves. State regulatory authorities monitor the stability and service of insurance companies and possess broad powers with respect to the licensing of title insurers and agents, approving rate schedules and policy forms, financial reporting and accounting practices, reserve requirements, investments and dividend restrictions, approving related party transactions, as well as examining and auditing title insurers. At December 31, 2025, both ITIC and NITIC met the statutory premium reserve requirements and the minimum capital and surplus requirements of the states where they are licensed. A substantial portion of the assets of the Company’s title insurance subsidiaries consists of their portfolios of investment securities. Both of these subsidiaries are required by various state laws to maintain assets of a defined minimum quality and amount.

The Company’s insurance subsidiaries are subject to examination at any time by the insurance regulators in the states where they are licensed as well as required periodic examinations. These and other governmental authorities have the power to enforce state and federal laws to which the title insurance subsidiaries are subject. These governmental authorities include, but are not limited to, the Consumer Financial Protection Bureau (“CFPB”), which enforces the Real Estate Settlement Procedures Act (“RESPA”), the primary federal regulatory guidance governing the real estate settlement industry. The CFPB has the authority to identify and address, through regulation, unfair, deceptive and abusive practices in the mortgage industry and certain other settlement service industries. Leadership transitions at the CFPB under the current presidential administration may result in changes that could affect the title insurance industry. During 2025, through a number of public statements and ongoing staff reductions, the CFPB has significantly cut back its supervisory and enforcement activities. In addition, the CFPB is subject to a lawsuit regarding funding of the agency.

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

INVESTMENT POLICIES

The Company and its subsidiaries derive a substantial portion of their income from investments in municipal and federal U.S. government securities and investment grade corporate fixed maturity securities and equity securities. The Company’s fixed maturity securities are classified as available for sale and carried at estimated fair value. Equity securities are also carried at estimated fair value. The Company’s investment policy is designed to maintain a high quality portfolio and maximize income. Some state laws impose restrictions upon the types and amounts of investments that can be made by the Company’s insurance subsidiaries. The Company’s investment portfolio is managed internally and via a wholly owned subsidiary. The securities in the Company’s portfolio are subject to economic conditions and normal market risks. Equity securities at December 31, 2025 and 2024 consisted of investments in various industry groups. The Company’s investment portfolio did not include any significant investments in banks, trust or insurance companies at December 31, 2025 or 2024. Short-term investments, which consist primarily of money market funds and U.S. Treasury bills, original maturities of one year or less and are carried at cost, which approximates fair value due to the short duration to maturity. In addition, at December 31, 2025 and 2024, the Company held investments that are accounted for using the equity method and measurement alternative method (refer to Note 1 of the Notes to the Consolidated Financial Statements).

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

EMPLOYEES AND HUMAN CAPITAL

The Company and its subsidiaries had 548 full-time employees and 26 part-time employees as of December 31, 2025. None of the employees are covered by any collective bargaining agreements. Management considers its relationship with its employees to be favorable.

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

Executive Officers of the Company

Following is information regarding the executive officers of the Company as of February 21, 2026. Each officer is appointed at the annual meeting of the Board of Directors to serve until the next annual meeting of the Board or until his or her respective successor has been elected and qualified.

Name	Age	Position with Registrant
J. Allen Fine	91	Chief Executive Officer and Chairman of the Board
James A. Fine, Jr.	63	President, Treasurer, Chief Financial Officer, Chief Accounting Officer and Director
W. Morris Fine	59	Executive Vice President, Secretary and Director

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

The Company relies upon the North Carolina, Texas, Georgia, South Carolina, and Florida markets for a significant portion of its premiums. Changes in the economic or regulatory environments in these states could have an adverse impact on the Company.

North Carolina, Texas, Georgia, South Carolina, and Florida are the largest sources of premium revenue for the Company’s title insurance subsidiaries. In 2025, these states represented 35.3%, 27.1%, 8.6%, 8.1%, and 6.4% of total premiums written by the Company, respectively. A decrease in the level of real estate activity in these states, whether driven by weak economic conditions, changes in regulatory environments or other factors that influence demand, could have a negative impact on the Company’s financial results.

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

As a result of acquisition activity, the Company has goodwill and other intangible assets that comprise approximately 5.8% of total assets as of December 31, 2025. Quarterly, the Company performs an impairment analysis that reviews changes in events or circumstances that could lead to the carrying value not being recoverable. Economic downturns or poor performance of the acquisitions could result in the Company recognizing an impairment of a portion or all of the goodwill and intangible assets on the Company’s books, which could have a material adverse effect on the Company’s results of operations and financial condition.

RISKS RELATED TO REGULATORY AND COMPLIANCE MATTERS

The Company’s insurance subsidiaries are subject to complex government regulations. Changes in regulations may have an adverse effect on the Company’s results of operations.

The Company’s title insurance subsidiaries are subject to extensive regulations that are intended to protect policyholders and consumers.

The Company’s title insurance subsidiaries are subject to regulations by the CFPB, created by the Dodd-Frank Act. The CFPB has extensive regulatory and enforcement authority over real estate and mortgage markets, including RESPA, the primary federal regulatory guidance governing the real estate settlement industry. The manner and extent to which the CFPB will implement new regulations is not fully known; however, any new regulations implemented could result in changes to internal processes, including changes to systems and forms. Leadership changes at the CFPB may result in policy or regulatory shifts that could impact the title insurance industry.

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

The Company is an insurance holding company and it has no substantial operations of its own. Its principal assets are investments in its operating subsidiaries, primarily its insurance subsidiaries. The Company’s ability to pay dividends and meet its obligations is dependent, among other factors, on the ability of its subsidiaries to pay dividends or repay intercompany loans. The Company’s insurance subsidiaries are subject to regulations that limit the amount of dividends, loans or advances they may make to the Company. The restriction on these amounts is based on the amount of the insurance subsidiaries’ unassigned surplus and net income, with certain adjustments. Additionally, these subsidiaries are required to maintain minimum amounts of capital, surplus and reserves. As of December 31, 2025, approximately $121.4 million of consolidated shareholders’ equity represented the net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the Company. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require prior approval by the appropriate regulatory body. In addition, the Company’s ability to pay dividends may be constrained by business considerations, such as the impact of dividends on insurer ratings or competitive position. These dividend restrictions could limit the Company’s ability to pay dividends to its shareholders or fund growth opportunities.

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

Failure to timely adopt, effectively implement or appropriately govern new technologies could adversely affect the Company’s financial and operating results.

Technological developments in the title insurance industry are driven by advances in technology, competitive dynamics, and regulatory requirements. These developments have accelerated the delivery of information and increased reliance on automated and highly efficient production processes, including the growing use of automation and artificial intelligence (“AI”). The Company’s competitiveness depends, in part, on its ability to evaluate, adopt, integrate, and maintain technologies in ways that meet evolving industry standards, regulatory expectations, and customer preferences.

Investments in new technologies are significant and present implementation, operational, and compliance challenges. There can be no assurance that technologies the Company acquires or develops will function as intended, deliver expected benefits, remain secure, or be accepted by customers, regulators, or business partners. Failure to effectively manage technological change could disrupt operations, increase costs, reduce service quality, or harm the Company’s reputation.

The use of AI presents additional risks. AI tools, including those provided by third parties, may rely on data that is inaccurate, biased, or subject to legal or contractual restrictions, and there may be limited insight into the controls used in their development. AI applications may produce inaccurate outputs, disclose confidential information, reflect unintended bias, or infringe intellectual property rights. The complexity of AI systems may also make governance, oversight, and compliance with evolving legal and regulatory requirements more difficult, potentially increasing costs and exposure to liability.

The inability of the Company to develop, implement, or manage new systems or technological changes could negatively impact the Company and its results of operations.

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

Our risk management strategy encompasses a range of policies, procedures, and controls designed to safeguard our information assets. Key elements of our risk management and control framework include IT policies and procedures, employee training, annual disaster recovery tests, and penetration tests performed by third-party experts. The Company also employs systems and processes designed to oversee and identify cybersecurity threats associated with third-party vendors. The Company has established robust IT policies and procedures governing the use, access, and protection of our digital assets. These policies serve as a foundation for secure operations, outlining best practices and compliance standards for our employees. The Company recognizes the crucial role of employees in maintaining a secure environment and conducts regular cybersecurity training programs. These initiatives are designed to empower our staff with the knowledge and skills necessary to identify and respond to potential threats, reducing the risk of human error in cybersecurity matters. To test the preparedness of our operations in the face of unforeseen events, the Company conducts annual disaster recovery tests. These tests evaluate our ability to recover critical systems and data in the event of a disruption, contributing to our overall business continuity and risk mitigation efforts. As part of our commitment to maintaining a strong defense against cyber threats, the Company engages third-party experts to conduct regular penetration tests on our network. These tests are intended to simulate real-world cyberattacks, allowing us to identify vulnerabilities and address them proactively.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Data and Dividends

The common stock of the Company is traded under the symbol “ITIC” on the Nasdaq Stock Market LLC. The number of record holders of common stock at December 31, 2025 was 191. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by securities depositories.

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
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended December 31, 2025, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				413,177
October 1 through October 31, 2025	—	$—	—	413,177
November 1 through November 30, 2025	—	—	—	413,177
December 1 through December 31, 2025	—	—	—	413,177
Total	—	$—	—	413,177
(1)On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. During the quarter and year ended December 31, 2025, the Company purchased no shares of common stock under the Company’s repurchase plan, respectively. As of December 31, 2025, there was authority remaining under the plan to purchase up to an aggregate of 413,177 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Performance Graph

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s common stock to the cumulative return of the NASDAQ Composite Index and a peer group consisting of certain companies in the title insurance industry (SIC Code 6361) for the period commencing December 31, 2020 and ending December 31, 2025. The graph assumes that $100 was invested in the Company’s common stock, the S&P Small Cap 600 Index and the peer group on December 31, 2020 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Investors Title Company	$100.00	$140.95	$108.78	$124.27	$192.64	$211.45
S&P Small Cap 600 Index	100.00	126.82	106.40	123.48	134.22	142.30
Peer Group Index	100.00	145.79	107.18	147.52	162.78	169.22

The Peer Group consists of Fidelity National Financial, Inc. (FNF), Stewart Information Services Corporation (STC) and First American Financial Corporation (FAF).

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

Overview

Title Insurance

Investors Title Company (the “Company”) is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Total revenues from the title segment accounted for 90.2% of the Company’s revenues in 2025. Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer.

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

Exchange Services

The Company’s exchange services division, consisting of the operations of Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”), provides customer services in connection with tax-deferred real property exchanges. ITEC acts as a qualified intermediary in tax-deferred exchanges of real property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and a portion of the interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges, when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange services division, ITEC and ITAC, are pursuant to provisions in the IRC. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange services division. Given that income is derived from a portion of the interest earned on client deposits held by the Company, interest rate fluctuations may also impact the profitability of the Company’s exchange services division.

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

Inflationary pressures, ongoing geopolitical and military conflicts, and changes in government regulations and policy, including as a result of policies implemented by the Trump administration such as the implementation of widespread tariff reform, have created additional volatile market conditions and uncertainties in the global economy. These events have impacted and could continue to impact the Company in a number of ways including, but not limited to, future fluctuations in the Company's investment portfolio and potential decreases in net premiums written. The FOMC has closely monitored the risks associated with these developments and responded by increasing the target federal funds rate across several meetings from 2022 through 2023, followed by a gradual reduction beginning in 2024 and continuing into 2025. Although the federal funds rate does not directly impact mortgage interest rates, it can have a significant influence as lenders pass on the costs of rate increases to consumers. The current period of elevated mortgage interest rates has impacted the demand and pricing of real estate.

Regulatory Environment

The FOMC issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. Starting at the March 2022 meeting of the FOMC through July 2023, the FOMC repeatedly increased the target federal funds range, reaching a high of between 5.25% and 5.50%. During several meetings in 2024 and 2025, the FOMC lowered the federal funds rate. The most recent adjustment, in December 2025, reduced the target range to 3.5% and 3.75%. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

Real Estate Environment

The Mortgage Bankers Association's (“MBA”) January 21, 2026 Mortgage Finance Forecast (“MBA Forecast”) projects 2026 purchase activity to increase 6.4% to $1.4 trillion and refinance activity to increase 9.5% to $760 billion, resulting in an increase in total mortgage originations of 7.5% to $2.2 trillion, all from 2025 levels. In 2025, purchase activity accounted for 66.1% of all mortgage originations and, according to the MBA Forecast, is projected to represent 65.5% of all mortgage originations in 2026. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 6.6% and 6.7% for the years ended December 31, 2025 and 2024, respectively. Per the MBA Forecast, mortgage interest rates are projected to decline in the subsequent year period, decreasing to 6.1% in 2026, before increasing to 6.3% in 2027. Due to the rapidly changing environment brought on by inflationary pressures, inventory constraints, geopolitical and military conflicts, and changes in government regulations and policy, including as a result of the policies implemented by the Trump administration, these projections and the impact of actual future developments on the Company could be subject to material change.

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

Reserve for Claim Losses

The Company’s reserve for claims is established using estimates of amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). The total reserve for all losses incurred but unpaid as of December 31, 2025 is represented by the reserve for claims totaling $38.1 million in the Consolidated Balance Sheets included in Item 8 of this Annual Report on Form 10-K (the “Consolidated Balance Sheets”). Of that total, approximately $3.5 million was reserved for specific claims which have been reported to the Company, and approximately $34.6 million was reserved for IBNR claims.

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

If one or more of the variables or assumptions used were to change such that the Company’s recorded loss ratio, or loss provision as a percentage of net title premiums, increased or decreased three loss ratio percentage points, the impact on after-tax income for the year ended December 31, 2025 would be as follows:

(in thousands)
Increase in loss ratio of three percentage points	$(5,040)
Decrease in loss ratio of three percentage points	$5,040

Company management believes that using a sensitivity of three loss percentage points for the loss ratio provides a reasonable benchmark for analysis of the calendar year loss provision of the Company based on historical loss ratios by year.

Despite the variability of such estimates, management believes that, based on historical claims experience and actuarial analysis, the Company’s reserve for claims is adequate to cover claim losses resulting from pending and future claims for policies issued through December 31, 2025. The ultimate settlement of claims will likely vary from the reserve estimates included in the accompanying Consolidated Financial Statements. The Company continually reviews and adjusts its reserve estimates to reflect its loss experience and any new information that becomes available. There are no known claims that are expected to have a material adverse effect on the Company’s financial position or operating results.

Premiums Written and Commissions to Agents

Generally, title insurance premiums are recognized at the time of settlement of the related real estate transaction, as the earnings process is then considered complete, irrespective of the timing of the issuance of a title insurance policy or commitment. Expenses typically associated with premiums, including agent commissions, premium taxes, and a provision for future claims, are recognized concurrent with recognition of related premium revenue.

Total premiums include an estimate of premiums for policies that have been issued directly and by agents, but not reported to the Company as of the balance sheet date. To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the Company’s initial notification of an opened order and the final settlement of the related real estate transaction. From time to time, the Company adjusts the inputs to the estimation process as reported transactions and new information becomes available. In addition to estimating revenues, the Company also estimates and accrues agent commissions, claims provision, premium taxes, income taxes, and other expenses associated with the estimated revenues that have been accrued. The Company reflects any adjustments to the accruals in the results of operations in the period in which new information becomes available.

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

Deferred Taxes

The Company recorded net deferred tax liabilities at December 31, 2025 and 2024. The deferred tax liabilities recorded during both periods primarily relate to net unrealized gains on investments, the excess of tax over book depreciation, recorded statutory premium reserve, net of reserve for claims, 1031 exchange gains, and intangible assets. Refer to Note 8 to the Consolidated Financial Statements for further information on the Company’s deferred taxes.

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

Results of Operations

The following table presents certain Consolidated Statements of Operations data for the years ended December 31, 2025, 2024, and 2023:

For the Years Ended December 31, (in thousands)	2025	2024	2023
Revenues:
Net premiums written	$212,642	$204,264	$171,158
Escrow and other title-related fees	19,311	17,954	17,109
Non-title services	21,599	17,193	19,237
Interest and dividends	9,965	10,657	9,055
Other investment income	2,720	2,600	3,752
Net investment gains	3,177	4,683	3,448
Other	3,341	947	991
Total Revenues	272,755	258,298	224,750

Operating Expenses:
Commissions to agents	113,669	107,343	83,374
Provision for claims	4,607	4,530	4,762
Personnel expenses	72,215	72,513	76,706
Office and technology expenses	17,204	17,505	17,359
Other expenses	20,511	16,944	16,319
Total Operating Expenses	228,206	218,835	198,520

Income before Income Taxes	44,549	39,463	26,230

Provision for Income Taxes	9,369	8,390	4,544

Net Income	$35,180	$31,073	$21,686

Revenues

The following is a summary of the Company’s total revenue broken out between the title insurance segment, exchange services segment and all other income with intersegment eliminations netted with each segment; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

(in thousands, except percentages)	2025	%	2024	%	2023	%
Title Insurance	$246,069	90.2	$235,487	91.2	$200,937	89.4
Exchange Services	14,008	5.1	11,104	4.3	13,467	6.0
All Other	12,678	4.7	11,707	4.5	10,346	4.6
Total	$272,755	100.0	$258,298	100.0	$224,750	100.0

Title Insurance Revenues

Title insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 4.1% in 2025 to $212.6 million, compared with $204.3 million in 2024, and increased 19.3% in 2024, compared with $171.2 million in 2023. The increases in 2025, compared to 2024, and in 2024, compared to 2023, were primarily driven by increased activity levels and appreciation in average home prices.

Total premiums include an estimate of premiums for policies that have been issued directly and by agents, but not reported to the Company as of the balance sheet date. To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the Company’s initial notification of an opened order and the final settlement of the related real estate transaction. From time to time, the Company adjusts the inputs to the estimation process as reported transactions and new information becomes available. In addition to estimating revenues, the Company also estimates and accrues agent commissions, claims provision, premium taxes, income taxes, and other expenses associated with the estimated revenues that have been accrued. The Company reflects any adjustments to the accruals in the results of operations in the period in which new information becomes available.

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of net premiums generated by direct and agency operations for the years ended December 31, 2025, 2024, and 2023.

(in thousands, except percentages)	2025	%	2024	%	2023	%
Direct	$61,864	29.1	$60,626	29.7	$58,063	33.9
Agency	150,778	70.9	143,638	70.3	113,095	66.1
Total	$212,642	100.0	$204,264	100.0	$171,158	100.0

Direct Net Premiums: The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations increased 2.0% in 2025 to $61.9 million, compared with $60.6 million in 2024, and increased 4.4% in 2024, compared with $58.1 million in 2023. The increases in net premiums written from direct operations in 2025, compared with 2024, and in 2024, compared with 2023, were primarily driven by increased activity levels and appreciation in average home prices.

Agency Net Premiums: When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the underwriter. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written increased 5.0% in 2025 to $150.8 million, compared with $143.6 million in 2024, and increased 27.0% in 2024, compared with $113.1 million in 2023. The increases in 2025, compared with 2024, and in 2024, compared with 2023, were primarily driven by increased activity levels and appreciation in average home prices.

The following is a schedule of net premiums written in select states in which the Company’s two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

State (in thousands)	2025	2024	2023
North Carolina	$75,229	$70,380	$64,143
Texas	57,698	56,985	46,308
Georgia	18,326	15,463	11,731
South Carolina	17,276	17,940	16,023
Florida	13,632	14,704	6,778
All Others	30,732	28,881	26,529
Premiums Written	212,893	204,353	171,512
Reinsurance Assumed	—	—	—
Reinsurance Ceded	(251)	(89)	(354)
Net Premiums Written	$212,642	$204,264	$171,158

Title insurance rates vary by state and are subject to extensive regulatory oversight. In certain jurisdictions, insurers are required to adhere to rates established by state regulatory authorities and are not permitted to modify such rates independently. Regulatory authorities may approve rate adjustments to reflect current market conditions and cost factors affecting the title insurance industry. The Texas Commissioner of Insurance approved a 6.2% reduction in title insurance rates effective March 1, 2026. The Georgia Insurance and Safety Fire Commissioner approved a rate increase that became effective on July 1, 2024, which the Company estimates increased its revenues by approximately 17%. The North Carolina Department of Insurance approved a 9.4% rate increase that became effective October 1, 2025, and the Ohio Department of Insurance approved a 9.0% rate increase effective January 1, 2026. Overall, the Company anticipates that these rate adjustments, along with other approved rate changes, will have a favorable net impact on premium revenues in future reporting periods.

Escrow and Other Title-Related Fees

Escrow and other title-related fees consists primarily of commission income, escrow and other various fees associated with the issuance of a title insurance policy including settlement, examination and closing fees. Escrow and other title-related fee revenue increased 7.6% in 2025 to $19.3 million, compared with $18.0 million in 2024, and increased 4.9% in 2024, compared with $17.1 million in 2023. The increases in 2025, compared with 2024, and in 2024, compared with 2023, were primarily due to increases in real estate activity levels.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues increased 25.6% in 2025 to $21.6 million, compared with $17.2 million in 2024, and decreased 10.6% in 2024, compared with $19.2 million in 2023. The increase in 2025, compared with 2024, primarily related to increases in revenue from like-kind exchanges and management services. The decrease in 2024, compared with 2023, was primarily related to a decrease in like-kind exchange revenues.

Investment Related Revenues

Investment related revenues include interest and dividends, other investment income, and net investment gains.

Interest and Dividends

The Company derives a substantial portion of its income from investments in short-term investments, fixed maturity securities, which are primarily corporate and municipal fixed maturity securities, and equity securities. The Company’s investment policy is designed to comply with regulatory requirements and to balance the competing objectives of asset quality and investment returns. The Company’s title insurance subsidiaries are required by statute to maintain minimum levels of investments in order to protect the interests of policyholders. Fixed maturity securities totaling approximately $6.0 million and $6.1 million at December 31, 2025 and 2024, respectively, were deposited with the insurance departments of the states in which business is conducted.

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

Interest and dividends were $10.0 million in 2025, compared with $10.7 million in 2024 and $9.1 million in 2023. Interest and investment income levels are primarily a function of general market performance, interest rates and the amount of cash available for investment. The decrease in 2025, compared to 2024, was primarily impacted by prevailing interest rates. The increase in 2024, compared to 2023, related to elevated levels of interest income, predominantly influenced by the amount of fixed maturity securities held, interest rates, and general market performance. Refer to Note 3 in the accompanying Consolidated Financial Statements for the major categories of investments, scheduled maturities, amortized costs, estimated fair values of investment securities and earnings by security category.

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

Other investment income was $2.7 million in 2025, compared with $2.6 million in 2024 and $3.8 million in 2023. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and/or distributions received.

Net Investment Gains

Net investment gains include realized gains and losses on the sale of investment securities and changes in the estimated fair value of equity security investments. Net investment gains were $3.2 million, $4.7 million and $3.4 million in 2025, 2024 and 2023, respectively.

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

The net realized investment gains were $4.2 million for 2025, compared with $5.0 million in 2024 and $15.6 million in 2023. The net realized gains in 2025, 2024, and 2023 included impairment charges of $0, $74 thousand and $201 thousand, respectively, for certain fixed maturity securities where the intent to hold had changed. There were also impairment charges of $469 thousand and $309 thousand in 2025 and 2024, respectively, related to a write-down of other assets and investments. Management believes unrealized losses on the remaining fixed maturity securities at December 31, 2025 are not credit-related.

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

Changes in the Estimated Fair Value of Equity Security Investments - Changes in the estimated fair value of equity security investments were $(1.0) million in 2025, compared with $(318) thousand in 2024 and $(12.2) million in 2023. Such fluctuations are the result of changes in general market conditions during the respective periods, however, the sale of appreciated investment securities can result in a reduction in unrealized gains as they are reclassified to net realized investment gains, which is not indicative of a decline in estimated fair value.

Other Revenues

Other revenues primarily includes gains and losses on the disposal of assets, rental income from real estate investments and miscellaneous revenues. Other revenues were $3.3 million in 2025, compared with $947 thousand in 2024 and $991 thousand in 2023. The increase for 2025 was related to a gain recognized on assets contributed to a joint venture, with 2024 and 2023 being virtually unchanged.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 4.3% in 2025, compared with 2024, primarily due to increases in commissions to agents and other expenses. Operating expenses increased 10.2% in 2024, compared with 2023, primarily due to an increase in commissions to agents, partially offset by a decrease in personnel expenses.

Following is a summary of the Company’s operating expenses for 2025, 2024, and 2023. Intersegment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 12 in the accompanying Consolidated Financial Statements.

(in thousands, except percentages)	2025	%	2024	%	2023	%
Title Insurance	$211,642	92.7	$207,189	94.7	$187,333	94.4
Exchange Services	2,729	1.2	2,665	1.2	2,414	1.2
All Other	13,835	6.1	8,981	4.1	8,773	4.4
Total	$228,206	100.0	$218,835	100.0	$198,520	100.0

Total Company

Personnel Expenses: Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $72.2 million, $72.5 million, and $76.7 million for 2025, 2024, and 2023, respectively. Personnel expenses decreased by 0.4% in 2025, compared with 2024, and decreased 5.5% in 2024, compared with 2023, primarily due to lower staffing levels. Employee headcount decreased by 0.9% in 2025, from 2024, and 3.7% in 2024, from 2023. On a consolidated basis, personnel expenses as a percentage of total revenues were 26.5%, 28.1%, and 34.1% in 2025, 2024, and 2023, respectively.

Office and Technology Expenses:  Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $17.2 million, $17.5 million, and $17.4 million for 2025, 2024, and 2023, respectively. Office and technology expenses decreased in 2025, compared to 2024, primarily due to lower office and occupancy expenses partially offset by an increase in technology expenses. The increase in office and technology expenses in 2024, compared with 2023, was primarily due to an increase in technology expenses partially offset by a decline in office expenses.

Other Expenses: Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $20.5 million, $16.9 million, and $16.3 million for 2025, 2024, and 2023, respectively. The increase in 2025, compared with 2024, was mainly due to higher professional service expenses associated with agency acquisitions and several projects. The increase in 2024, compared with 2023, was mainly due to expenses associated with higher title insurance revenues and business development.

Title Insurance

Commissions to Agents: Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. In 2025, commissions to agents increased 5.9% to $113.7 million, compared with $107.3 million in 2024. In 2024, commissions to agents increased 28.7% compared with $83.4 million in 2023. Commission expense as a percentage of net premiums written by agents was 75.4%, 74.7%, and 73.7% in 2025, 2024, and 2023, respectively. The increase in commission expense, when comparing 2025 with 2024, and 2024 with 2023, was commensurate with the increases in agent premium volume. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims: The provision for claims increased 1.7% in 2025, compared to 2024, and decreased 4.9% in 2024, compared to 2023. The provision for claims as a percentage of net premiums written was 2.2%, 2.2%, and 2.8% in 2025, 2024, and 2023, respectively. The provision for claims as a percentage of net premiums written remained relatively consistent between 2025 and 2024. The decrease in the provision for claims as a percentage of net premiums written in 2024, compared with 2023, was primarily due to higher levels of favorable loss development.

A slight decrease in the loss provision rate in 2025, from the 2024 level, resulted in approximately $109 thousand less in reserves than would have been recorded at the higher 2024 level. Loss provision rates are subject to variability and are reviewed and adjusted as experience develops.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $3.6 million, $4.6 million, and $4.8 million in 2025, 2024, and 2023, respectively.

Reserve for Claims: At December 31, 2025, the total reserve for claims was $38.1 million. Of that total, approximately $3.5 million was reserved for specific claims, and approximately $34.6 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that many claims do not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $9.4 million, $8.4 million, and $4.5 million for 2025, 2024, and 2023, respectively. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 21.0%, 21.3%, and 17.3% for 2025, 2024, and 2023, respectively. The effective income tax rates for 2025, 2024, and 2023 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effects of deferred tax adjustments, tax credits, tax-exempt income and state taxes.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through December 31, 2025 will be realized. However, this judgment could be impacted by further market fluctuations. Information regarding the components of income tax expense and the items included in the reconciliation of the effective rate with the federal statutory rate can be found in Note 8 to the Consolidated Financial Statements.

After-Tax Profit Margin

The Company’s after-tax profit margin varies according to a number of factors, including the volume and type of real estate activity. On a combined basis, the after-tax profit margins were 12.9%, 12.0%, and 9.6% in 2025, 2024, and 2023, respectively. The increases in after-tax margin in 2025 compared with 2024, and 2024 compared with 2023, were primarily driven by revenue growth outpacing increases in expenses. The Company achieved gains in revenue, while profitability was aided by ongoing cost control measures. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

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

Cash Flows: Net cash flows provided by operating activities were $30.9 million, $29.8 million, and $7.4 million for 2025, 2024, and 2023, respectively. Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows from non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. In 2025, the Company distributed less dividends and used more cash in investing activities in comparison to 2024. In 2024, the Company distributed more dividends and generated more cash from investing activities relative to 2023. In the fourth quarters of 2025, 2024, and 2023, the Company paid special cash dividends in the amounts of $8.72, $14.00, and $4.00 per share, respectively, in addition to regular cash dividends. Total dividends paid per share were $10.56, $15.84, and $5.84 in 2025, 2024, and 2023, respectively.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments, and other readily marketable securities. As of December 31, 2025, the Company held cash and cash equivalents of $20.8 million, short-term investments of $68.8 million, available-for-sale fixed maturity securities of $118.1 million and equity securities of $41.5 million. The net effect of all activities on total cash and cash equivalents was a decrease of $3.8 million for 2025.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of December 31, 2025, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

As of December 31, 2025, approximately $121.4 million of the consolidated shareholders’ equity represented net assets of the Company’s subsidiaries that are restricted by regulation from being transferred in the form of dividends, loans or advances to the parent company without prior approval from the respective state insurance department. The Company believes, however, that amounts available for transfer from the insurance and other subsidiaries are adequate to meet the Company’s current operating needs.

During 2026, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $28.7 million.

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

Purchase of Company Stock: On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased. Pursuant to the Company’s ongoing purchase program, the Company purchased no shares in 2025, 7,039 shares in 2024 at an average price of $155.95, and 7,000 shares in 2023 at an average per share price of $137.00. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Capital Expenditures: Capital expenditures were approximately $5.6 million, $7.4 million, and $9.2 million during 2025, 2024, and 2023, respectively. Cash flows from operations are expected to fund the Company's investment in technology and system development initiatives and hardware purchases, given ongoing capital improvement projects and plans for future projects. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations: As of December 31, 2025, the Company had a claims reserve totaling $38.1 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at December 31, 2025 and 2024 were approximately $15.6 million and $15.4 million, respectively, which include postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 10 to the Consolidated Financial Statements.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases. A portion of the Company's current leases include an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2025 is $7.2 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information regarding leases can be found in Note 9 to the Consolidated Financial Statements.

In the normal course of business, the Company enters into other contractual commitments for goods and services needed for operations. Such commitments are not expected to have a material adverse effect on the Company’s liquidity.

Off-Balance Sheet Arrangements

As a service to its customers, the Company, through ITIC, administers escrow and trust deposits representing earnest money received under real estate contracts, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash held by the Company for these purposes was approximately $62.6 million and $55.0 million as of December 31, 2025 and 2024, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

In addition, in administering tax-deferred like-kind exchanges pursuant to §1031 of the IRC, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $269.3 million and $323.5 million as of December 31, 2025 and 2024, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market and other short-term investments.

External assets under management of Investors Trust Company totaled approximately $741.0 million and $707.8 million as of December 31, 2025 and 2024, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the Consolidated Balance Sheets.

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

There were no material changes in the Company’s market risk or market strategy during the year ended December 31, 2025.

Credit Risk: Credit risk is the risk that the Company will incur economic losses due to an issuer’s inability to repay a contractual obligation. The Company’s investment portfolio, primarily municipal and corporate fixed maturity securities, and to a lesser extent, equity securities, is subject to credit risk. The Company mitigates this risk by actively monitoring changes in credit ratings, security pricing and financial reports.

The Company’s average credit quality for fixed maturity securities is A-, determined by using the lower rating reported by the credit reporting agencies.

Interest Rate Risk: Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the Company’s investments in interest-sensitive fixed maturity securities. These securities are primarily fixed-rate municipal and corporate fixed maturity securities. The Company typically does not purchase such securities for trading purposes. At December 31, 2025, the Company had approximately $118.1 million in fixed maturity securities. The Company manages the interest rate risk inherent in its assets by monitoring its liquidity needs and by targeting a specific range for the portfolio’s duration or weighted average maturity.

To determine the potential effect of interest rate risk on interest-sensitive assets, the Company calculates the effect of a 300 basis point shock in prevailing interest rates (“rate shock”) on the fair market value of these securities considering stated interest rates and time to maturity. Based upon the information and assumptions the Company uses in its calculation, management estimates that a 300 basis point increase in prevailing interest rates would decrease the net fair market value of its fixed-rate debt securities by approximately $7.9 million. The selection of a 300 basis point increase in prevailing interest rates should not be construed as a prediction by the Company’s management of future market events, but rather, to illustrate the potential impact of such an event. To the extent that actual results differ from the assumptions utilized, the Company’s rate shock measures could be significantly impacted. Additionally, the Company’s calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of nonparallel changes in the term structure of interest rates and/or large changes in interest rates.

Equity Price Risk: The Company also holds investments in marketable equity securities, which exposes it to market volatility, as discussed in Note 3 to the accompanying Consolidated Financial Statements. The sensitivity analysis presented does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions the Company may take to mitigate its exposure. Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular common stock or stock index. The Company had approximately $41.5 million in equity securities at December 31, 2025. Equity price risk is addressed in part by varying the specific allocation of equity investments over time pursuant to management’s assessment of market and business conditions and ongoing liquidity needs analysis. The Company’s equity exposure is a decline in market prices. Based upon the information and assumptions the Company used in its calculation, management estimates that an immediate decrease in market prices of 10% would decrease the net fair value of the Company’s assets identified above by approximately $4.2 million at December 31, 2025.

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

To the Shareholders, Board of Directors, and Audit Committee
Investors Title Company and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Investors Title Company and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2026, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Reserve for Claims

As described in Notes 1 and 6 to the Company’s consolidated financial statements, the Company’s unpaid loss and losses adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). As of December 31, 2025, the Company had approximately $38.1 million in reserve for claims. Management records a provision for future claim payments at the time the related premium revenue is recognized by applying a loss provision rate against net premiums written. Management determines its loss provision rate through the consideration of factors such as the Company’s historical claim experience, case reserve estimates on reported claims, large claims, actuarial projections, and other relevant factors. The Company’s specialist utilizes accepted actuarial methodologies when performing the actuarial projections. Management’s assumptions include assumed comparability to its historical claims experience unless factors, such as loss experience and charged premium rates, change significantly, as well as assumptions around large losses related to fraud and defalcation.

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
March 16, 2026

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
Investors Title Company and Subsidiaries

Opinion on the Internal Control over Financial Reporting

We have audited Investors Title Company and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended, and our report dated March 16, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Forvis Mazars, LLP

Charlotte, North Carolina
March 16, 2026

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
(in thousands)

As of December 31,	2025	2024
Assets
Cash and cash equivalents	$20,838	$24,654
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: December 31, 2025: $116,852; December 31, 2024: $112,588)	118,116	112,972
Equity securities, at fair value (cost: December 31, 2025: $28,575; December 31, 2024: $25,980)	41,481	39,893
Short-term investments	68,763	59,101
Other investments	23,446	20,578
Total investments	251,806	232,544

Premium and fees receivable	17,126	16,054
Accrued interest and dividends	1,476	1,469
Prepaid expenses and other receivables	9,387	7,033
Property, net	29,397	27,935
Goodwill and other intangible assets, net	20,940	15,071
Lease assets	7,784	6,156
Other assets	2,706	2,655
Current income taxes recoverable	1,678	—
Total Assets	$363,138	$333,571

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for claims	$38,092	$37,060
Accounts payable and accrued liabilities	41,525	34,011
Lease liabilities	8,050	6,356
Current income taxes payable	—	276
Deferred income taxes, net	7,171	4,095
Total liabilities	94,838	81,798

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,888 and 1,886 shares issued and outstanding as of December 31, 2025 and 2024, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	267,209	251,418
Accumulated other comprehensive income	1,091	355
Total shareholders’ equity	268,300	251,773
Total Liabilities and Shareholders’ Equity	$363,138	$333,571

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

For the Years Ended December 31,	2025	2024	2023
Revenues:
Net premiums written	$212,642	$204,264	$171,158
Escrow and other title-related fees	19,311	17,954	17,109
Non-title services	21,599	17,193	19,237
Interest and dividends	9,965	10,657	9,055
Other investment income	2,720	2,600	3,752
Net investment gains	3,177	4,683	3,448
Other	3,341	947	991
Total Revenues	272,755	258,298	224,750

Operating Expenses:
Commissions to agents	113,669	107,343	83,374
Provision for claims	4,607	4,530	4,762
Personnel expenses	72,215	72,513	76,706
Office and technology expenses	17,204	17,505	17,359
Other expenses	20,511	16,944	16,319
Total Operating Expenses	228,206	218,835	198,520

Income before Income Taxes	44,549	39,463	26,230

Provision for Income Taxes	9,369	8,390	4,544

Net Income	$35,180	$31,073	$21,686

Basic Earnings per Common Share	$18.64	$16.48	$11.45

Weighted Average Shares Outstanding – Basic	1,887	1,885	1,893

Diluted Earnings per Common Share	$18.57	$16.43	$11.45

Weighted Average Shares Outstanding – Diluted	1,895	1,892	1,893

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

For the Years Ended December 31,	2025	2024	2023
Net income	$35,180	$31,073	$21,686
Other comprehensive income (loss), before income tax:
Accumulated postretirement benefit obligation adjustment	55	—	24
Unrealized gains (losses) on investments arising during the period	892	(431)	320
Reclassification adjustment for sale of securities included in net income	(12)	—	—
Reclassification adjustment for write-down of securities included in net income	—	74	208
Other comprehensive income (loss), before income tax	935	(357)	552
Income tax expense related to postretirement health benefits	11	—	5
Income tax expense (benefit) related to net unrealized gains (losses) on investments arising during the year	190	(92)	61
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(2)	—	—
Income tax expense related to reclassification adjustment for write-down of securities included in net income	—	18	48
Net income tax expense (benefit) on other comprehensive income (loss)	199	(74)	114
Other comprehensive income (loss)	736	(283)	438
Comprehensive Income	$35,916	$30,790	$22,124

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	1,897	$—	$240,811	$200	$241,011
Net income			21,686		21,686
Dividends paid ($5.84 per share)			(11,048)		(11,048)
Repurchases of common stock	(7)		(959)		(959)
Exercise of stock appreciation rights	1		—		—
Share-based compensation expense related to stock appreciation rights			425		425
Accumulated postretirement benefit obligation adjustment				19	19
Net unrealized gain on investments				419	419
Balance, December 31, 2023	1,891	$—	$250,915	$638	$251,553
Net income			31,073		31,073
Dividends paid ($15.84 per share)			(29,865)		(29,865)
Repurchases of common stock	(7)		(1,099)		(1,099)
Exercise of stock appreciation rights	2		—		—
Share-based compensation expense related to stock appreciation rights			394		394
Net unrealized loss on investments				(283)	(283)
Balance, December 31, 2024	1,886	$—	$251,418	$355	$251,773
Net income			35,180		35,180
Dividends paid ($10.56 per share)			(19,932)		(19,932)
Exercise of stock appreciation rights	2		—		—
Share-based compensation expense related to stock appreciation rights			543		543
Accumulated postretirement benefit obligation adjustment				44	44
Net unrealized gain on investments				692	692
Balance, December 31, 2025	1,888	$—	$267,209	$1,091	$268,300

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

For the Years Ended December 31,	2025	2024	2023
Operating Activities
Net income	$35,180	$31,073	$21,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,624	3,320	2,760
Accretion of investments, net	(1,472)	(3,424)	(3,698)
Amortization of other intangible assets, net	797	1,178	1,361
Share-based compensation expense related to stock appreciation rights	543	394	425
Net gains on disposals of property	(45)	(221)	(204)
Net investment gains	(3,177)	(4,683)	(3,448)
Net earnings from other investments	(2,269)	(1,811)	(3,206)
Net gain on sale of other assets	(2,768)	—	—
Provision for claims	4,607	4,530	4,762
Provision for deferred income taxes	2,877	624	(4,234)
Changes in assets and liabilities:
(Increase) decrease in premium and fees receivable	(1,072)	(2,716)	5,709
(Increase) decrease in other assets	(7,697)	2,635	621
(Increase) decrease in lease assets	(1,628)	147	404
(Increase) decrease in current income taxes recoverable	(1,678)	1,081	93
Increase (decrease) in lease liabilities	1,694	(93)	(10,408)
Increase (decrease) in accounts payable and accrued liabilities	7,274	2,147	(390)
(Decrease) increase in current income taxes payable	(276)	276	—
Payments of claims, net of recoveries	(3,575)	(4,617)	(4,807)
Net cash provided by operating activities	30,939	29,840	7,426

Investing Activities
Purchases of fixed maturity securities	(60,378)	(66,726)	(20,339)
Purchases of equity securities	(14,360)	(11,053)	(11,969)
Purchases of short-term investments	(100,821)	(115,924)	(174,742)
Purchases of other investments	(3,937)	(5,654)	(3,006)
Purchase of subsidiary	(4,536)	—	—
Proceeds from sales and maturities of fixed maturity securities	57,000	17,855	10,937
Proceeds from sales of equity securities	16,405	13,215	30,216
Proceeds from sales and maturities of short-term investments	91,905	170,407	166,362
Proceeds from sales and distributions of other investments	8,940	6,775	4,499
Purchases of property, equipment and software	(5,556)	(7,423)	(9,186)
Proceeds from disposals of property	515	275	529
Net cash (used in) provided by investing activities	(14,823)	1,747	(6,699)

Consolidated Statements of Cash Flows, continued
For the Years Ended December 31,	2025	2024	2023
Financing Activities
Repurchases of common stock	—	(1,099)	(959)
Dividends paid	(19,932)	(29,865)	(11,048)
Net cash used in financing activities	(19,932)	(30,964)	(12,007)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,816)	623	(11,280)
Cash and Cash Equivalents, Beginning of Period	24,654	24,031	35,311
Cash and Cash Equivalents, End of Period	$20,838	$24,654	$24,031

Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$8,412	$6,620	$8,688
Non Cash Investing and Financing Activities:
Non cash net unrealized (gain) loss on investments, net of deferred tax (expense) benefit of $(188), $74, and $(109) for December 31, 2025, 2024, and 2023, respectively	$(692)	$283	$(419)
Adjustments to postretirement benefits obligation, net of deferred tax expense of $(11), $0, and $(5) for December 31, 2025, 2024, and 2023, respectively	$(44)	$—	$(19)
Non cash 1031 exchange proceeds receivable	$—	$—	$(2,589)

Refer to the Notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business: Investors Title Company’s (the “Company”) two primary business segments are title insurance and exchange services. The title insurance segment, through its two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”), is licensed to insure titles to residential, institutional, commercial and industrial properties. The Company issues title insurance policies directly and through a network of agents in 22 states, primarily in the eastern half of the United States. The majority of the Company’s title insurance business is concentrated in North Carolina, Texas, Georgia, South Carolina and Florida.

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

Investments in Securities

Investments in Fixed Maturity Securities: Fixed maturity securities are classified as available-for-sale and reported at estimated fair value with unrealized gains and losses, net of tax and adjusted for recognized impairment, reported as accumulated other comprehensive income. Securities are regularly reviewed for differences between the cost and estimated fair value of each security for factors that may indicate that a decline in fair value is impaired. In evaluating available-for-sale fixed maturity securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which estimated fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. If the Company intends to sell an available-for-sale security in an unrealized loss position, or determines that it is more likely than not that the Company will be required to sell the security before it recovers its amortized cost basis, the security is impaired and it is written down to estimated fair value with all losses recognized in earnings. For available-for-sale fixed maturity securities in an unrealized loss position for which the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company evaluates the securities to determine whether the decline in the estimated fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) in the Consolidated Balance Sheets, limited to the amount by which the amortized cost basis exceeds the estimated fair value, with a corresponding adjustment to earnings.

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

Other Investments

Other investments consist of investments in real estate and unconsolidated affiliated entities, typically structured as limited liability companies ("LLCs"), without readily determinable fair values. As of December 31, 2025, the Company had investments in real estate of $7.4 million and investments in unconsolidated affiliated entities of $16.0 million. As of December 31, 2024, the Company had investments in real estate of $7.5 million and investments in unconsolidated affiliated entities of $13.1 million.

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

Property, net

Property and equipment are recorded at cost and are depreciated principally under the straight-line method over the estimated useful lives (3 to 25 years) of the respective assets. Maintenance and repairs are charged to operating expenses and improvements are capitalized.

Reserve for Claims

The total reserve for all reported and unreported losses the Company incurred through December 31, 2025 is represented by the reserve for claims. The Company’s reserve for unpaid losses and loss adjustment expenses is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future (incurred but not reported, or “IBNR”). Despite the variability of such estimates, management believes that the reserve is adequate to cover claims losses resulting from pending and future claims for policies issued through December 31, 2025. The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

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

Premiums Written and Commissions to Agents

Generally, title insurance premiums are recognized at the time of settlement of the related real estate transaction, as the earnings process is then considered complete, irrespective of the timing of issuance of a title insurance policy or commitment. Expenses typically associated with premiums, including agent commissions, premium taxes, and a provision for future claims, are recognized concurrent with recognition of related premium revenue.

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

Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income is comprised of unrealized holding gains or losses on available-for-sale securities, net of tax, and unrealized gains or losses associated with postretirement benefit liabilities, net of tax. Accumulated other comprehensive income as of December 31, 2025 consists of $992 thousand of unrealized holding gains on available-for-sale securities and $99 thousand of unrecognized actuarial gains associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2024 consists of $300 thousand of unrealized holding gains on available-for-sale securities and $55 thousand of unrecognized actuarial gains associated with postretirement benefit liabilities. Accumulated other comprehensive income as of December 31, 2023 consists of $583 thousand of unrealized holding gains on available-for-sale securities and $55 thousand of unrecognized actuarial gains associated with postretirement benefit liabilities. Refer to Note 18 for further information regarding accumulated other comprehensive income.

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

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. Goodwill was reviewed for impairment as of December 31, 2025, and is reviewed at least annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. When evaluating whether goodwill is impaired, the Company determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that goodwill balances are impaired as of the testing date. If the qualitative analysis does not indicate that an impairment of goodwill is more likely than not, then no other specific quantitative impairment testing is required. If it is determined that it is more likely than not that an impairment exists, the Company performs a quantitative assessment whereby a discounted cash flow analysis is utilized to determine an estimated fair value. The estimated fair value is compared to the carrying value of goodwill as of the measurement date. The discounted cash flows used in estimating fair value are dependent on a number of significant assumptions, and therefore estimated fair value measurements are subject to change given the inherent uncertainty in predicting future results and cash flows.

Other Intangible Assets

The Company’s other intangible assets consist of non-compete agreements, referral relationships and trade names resulting from agency acquisitions; all of which are recorded at the acquisition date fair value. Assets with remaining useful lives will be amortized on a straight-line basis over those useful lives, which range from approximately 1 month to 30 years as of December 31, 2025. Other intangible assets are reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable.

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

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures. The update expands income tax disclosures, including the rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 for the year ended December 31, 2025, on a retrospective basis, with no impact on its financial position or results of operations. Refer to Note 8 to the Consolidated Financial Statements for further information on income taxes.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The update requires that an entity disclose additional information about specific expense categories. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the effect of this guidance on its financial statement disclosures, however, adoption will not impact its financial position or results of operations.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The update modifies the accounting for internal-use software development costs by eliminating the stage-based model and establishing new capitalization criteria that apply once a project is authorized and funded, and it is probable the software will be completed and used as intended. The new guidance also introduces the concept of significant development uncertainty to help entities determine the appropriate timing of capitalization and integrates prior website development guidance into Accounting Standards Codification (“ASC”) 350-40. The update is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance and does not expect the adoption to have a material effect on its financial position or results of operations.

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

Management considers factors such as the Company’s historical claims experience, case reserve estimates on reported claims, large claims, actuarial projections and other relevant factors in determining its loss provision rates and the aggregate recorded expected liability for claims. In establishing the reserve, actuarial projections are compared with recorded reserves to evaluate the adequacy of such recorded claims reserves and any necessary adjustments are then recorded in the current period’s Consolidated Statements of Operations. As the most recent claims experience develops and new information becomes available, the loss reserve estimate related to prior periods will change to more accurately reflect updated and improved emerging data. The Company reflects any adjustments to the reserve in the results of operations in the period in which new information (principally claims experience) becomes available.

Premiums written: Premium revenues issued directly and by agency operations include accruals for transactions which have settled but have not been reported as of the balance sheet date. To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the Company’s initial notification of an opened order and the final settlement of the related real estate transaction. From time to time, the Company adjusts the inputs to the estimation process as reported transactions and new information becomes available.

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

Combined capital and surplus on a statutory basis was $265.4 million and $247.1 million as of December 31, 2025 and 2024, respectively. Net income on a statutory basis was $37.7 million, $30.8 million, and $31.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company has designated approximately $55.6 million and $53.9 million of retained earnings as of December 31, 2025 and 2024, respectively, as appropriated to reflect the required statutory premium and supplemental reserves. Refer to Note 8 for the tax treatment of the statutory premium reserve.

As of December 31, 2025 and 2024, approximately $121.4 million and $118.2 million, respectively, of consolidated shareholders’ equity represents net assets of the Company’s subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. During 2026, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $28.7 million.

Fixed maturity securities with fair market values totaling approximately $6.3 million and $6.1 million at December 31, 2025 and 2024, respectively, are deposited with the insurance departments of the states in which business is conducted.

3. Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of December 31, 2025 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$12,449	$74	$(31)	$12,492
Special revenue issuer obligations of U.S. states, territories and political subdivisions	10,760	47	(10)	10,797
Corporate debt securities	93,643	1,236	(52)	94,827
Total	116,852	1,357	(93)	118,116

As of December 31, 2024 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Governmental obligations	$300	$2	$—	$302
General obligations of U.S. states, territories and political subdivisions	8,129	11	(31)	8,109
Special revenue issuer obligations of U.S. states, territories and political subdivisions	16,523	51	(73)	16,501
Corporate debt securities	87,636	556	(132)	88,060
Total	$112,588	$620	$(236)	$112,972

The special revenue category for both periods presented includes approximately 20 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at December 31, 2025 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$28,112	$28,214
Due after one year through five years	62,681	63,320
Due after five years through ten years	22,174	22,458
Due after ten years	3,885	4,124
Total	$116,852	$118,116

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2025 and 2024, respectively:

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2025 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$5,924	$(31)	$—	$—	$5,924	$(31)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,192	(3)	1,260	(7)	2,452	(10)
Corporate debt securities	13,659	(52)	—	—	13,659	(52)
Total	$20,775	$(86)	$1,260	$(7)	$22,035	$(93)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2024 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$1,960	$(2)	$2,780	$(29)	$4,740	$(31)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	5,477	(45)	2,828	(28)	8,305	(73)
Corporate debt securities	22,641	(131)	149	(1)	22,790	(132)
Total	$30,078	$(178)	$5,757	$(58)	$35,835	$(236)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.

Factors considered in determining whether a loss is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 32 and 60 fixed maturity securities had unrealized losses at December 31, 2025 and 2024, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods resulting in a realized loss. The Company recorded $0 thousand, $74 thousand, and $201 thousand of impairment charges related to fixed maturity securities for the twelve-month periods ended December 31, 2025, 2024, and 2023, respectively. Expenses related to impairments are recorded in net investment gains in the Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of December 31, 2025 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$28,575	$41,481
Total	$28,575	$41,481

As of December 31, 2024 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$25,980	$39,893
Total	$25,980	$39,893

Changes in the estimated fair value of equity security investments are recorded in net investment gains in the Consolidated Statements of Operations.

Interest and Dividends

Earnings on investments for the years ended December 31 are as follows:

(in thousands)	2025	2024	2023
Fixed maturity securities	$5,233	$3,832	$2,317
Equity securities	1,288	1,120	1,078
Invested cash and other short-term investments	3,440	5,703	5,659
Miscellaneous interest	4	2	1
Interest and dividends	$9,965	$10,657	$9,055

Net Investment Gains

Gross realized gains and losses on sales of investments and changes in the estimated fair value of equity security investments for the years ended December 31 are summarized as follows:

(in thousands)	2025	2024	2023
Gross realized gains from securities:
Corporate debt securities	$12	$—	$—
Common stocks	5,499	5,525	16,350
Total	$5,511	$5,525	$16,350
Gross realized losses from securities:
Common stocks	$(859)	$(363)	$(400)
Impairments of securities	—	(74)	(201)
Total	$(859)	$(437)	$(601)
Net realized gains from securities	$4,652	$5,088	$15,749
Net realized other investment (losses) gains:
Impairments of other assets and investments	$(469)	$(309)	$—
Gains on other investments	2	242	5
Losses on other investments	—	(20)	(123)
Total	$(467)	$(87)	$(118)
Net realized investment gains	$4,185	$5,001	$15,631
Changes in the estimated fair value of equity security investments	$(1,008)	$(318)	$(12,183)
Net investment gains	$3,177	$4,683	$3,448

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities (“VIEs”) that are not consolidated in the Company's consolidated financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause and no participation rights exist. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or LLCs, as of December 31, 2025 and 2024:

December 31, 2025 Type of Investment (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss *
Real estate LLCs or LPs	Other investments	$13,238	$14,877	$16,592
Small business investment LLCs or LPs	Other investments	668	668	—
Total		$13,906	$15,545	$16,592

December 31, 2024 Type of Investment (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss *
Real estate LLCs or LPs	Other investments	$10,514	$11,404	$14,653
Small business investment LLCs or LPs	Other investments	1,184	1,184	1,403
Total		$11,698	$12,588	$16,056

*	Maximum potential loss is calculated as the total investment in the LLC or LP including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of December 31, 2025 and 2024, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of December 31, 2025 and 2024:

As of December 31, 2025 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$—	$23,289	$—	$23,289
Corporate debt securities	—	94,827	—	94,827
Total	$—	$118,116	$—	$118,116

As of December 31, 2024 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$302	$24,610	$—	$24,912
Corporate debt securities	—	88,060	—	88,060
Total	$302	$112,670	$—	$112,972

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of December 31, 2025 and 2024:

As of December 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,838	$—	$—	$20,838
Accrued interest and dividends	1,476	—	—	1,476
Equity securities, at fair value:
Common stocks	41,481	—	—	41,481
Short-term investments:
Money market funds and U.S. Treasury bills	68,763	—	—	68,763
Total	$132,558	$—	$—	$132,558

As of December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$24,654	$—	$—	$24,654
Accrued interest and dividends	1,469	—	—	1,469
Equity securities, at fair value:
Common stocks	39,893	—	—	39,893
Short-term investments:
Money market funds and U.S. Treasury bills	59,101	—	—	59,101
Total	$125,117	$—	$—	$125,117

The Company did not hold any Level 3 category debt or marketable equity investment securities as of December 31, 2025 or 2024.

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

Certain equity investments under the measurement alternative and notes receivable are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be impaired, an impairment charge is recorded against such investment and reflected in the Consolidated Statements of Operations. There were no impairments of such investments made during the twelve-month period ended December 31, 2025 and two impairments during the twelve-month period ended December 31, 2024. The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2025 and 2024:

As of December 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$7,863	$7,863
Notes receivable	—	—	891	891
Total	$—	$—	$8,754	$8,754

As of December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Total
Financials assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$8,166	$8,166
Notes receivable	—	—	641	641
Total	$—	$—	$8,807	$8,807

4. Property and Equipment

Property and equipment and estimated useful lives at December 31 are summarized as follows:

(in thousands)	2025	2024
Land	$1,145	$999
Office buildings and improvements (25 years)	5,380	5,856
Furniture, fixtures and equipment (3 to 10 years)	44,890	39,972
Automobiles (3 years)	1,498	1,448
Total	52,913	48,275
Less accumulated depreciation	(23,516)	(20,340)
Property and equipment, net	$29,397	$27,935

Included within furniture, fixtures and equipment is software developed by the Company for internal use. Capitalized costs include both direct and indirect costs, such as payroll costs of employees associated with developing software, incurred during the software development stage.

5. Reinsurance

The Company assumes and cedes reinsurance with other insurance companies in the normal course of business. There were no premiums assumed for 2025, 2024, and 2023. Ceded premiums were approximately $251 thousand, $89 thousand, and $354 thousand for 2025, 2024, and 2023, respectively. Ceded reinsurance is comprised of excess of loss treaties, which outline the conditions in which the reinsurance company will pay claims and protect against losses over certain agreed upon amounts. The Company remains liable to the insured for claims under ceded insurance policies in the event the assuming insurance companies are unable to meet their obligations under these contracts. The Company did not pay or recover any reinsured losses during 2025, 2024, and 2023.

6. Reserve for Claims

Changes in the reserve for claims for the years ended December 31 are summarized as follows based on the year in which the policies were written:

(in thousands)	2025	2024	2023
Balance, beginning of period	$37,060	$37,147	$37,192
Provision related to:
Current year	10,156	9,053	7,547
Prior years	(5,549)	(4,523)	(2,785)
Total provision charged to operations	4,607	4,530	4,762
Claims paid, net of recoveries, related to:
Current year	(733)	(719)	(428)
Prior years	(2,842)	(3,898)	(4,379)
Total claims paid, net of recoveries	(3,575)	(4,617)	(4,807)
Balance, end of year	$38,092	$37,060	$37,147

The Company continually refines its reserve estimates as current loss experience develops and more credible data emerges. Movements in the reserve related to prior periods were primarily the result of changes to estimates to better reflect the latest reported loss data. The increase in the provision for claims in 2025, compared to 2024, was primarily attributable to a higher level of risk underwritten during 2025. The decrease in the provision for claims in 2024, compared to 2023, was primarily due to lower levels of favorable loss development in 2024. Due to variances between actual and expected loss payments, loss development is subject to significant variability.
The Company does not recognize claim recoveries until an actual payment has been received by the Company. The Company realized claim recoveries of approximately $1.3 million, $332 thousand, and $597 thousand during 2025, 2024, and 2023, respectively.

The provision for claims as a percentage of net premiums written was 2.2%, 2.2%, and 2.8% in 2025, 2024, and 2023, respectively.

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

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	2025	%	2024	%
Known title claims	$3,459	9.1	$2,650	7.2
IBNR	34,633	90.9	34,410	92.8
Total reserve for claims	$38,092	100.0	$37,060	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

(in thousands, except per share amounts)	2025	2024	2023
Net income	$35,180	$31,073	$21,686
Weighted average common shares outstanding – Basic	1,887	1,885	1,893
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	8	7	—
Weighted average common shares outstanding – Diluted	1,895	1,892	1,893
Basic earnings per common share	$18.64	$16.48	$11.45
Diluted earnings per common share	$18.57	$16.43	$11.45

There were 5 thousand, 0, and 24 thousand potential shares excluded from the computation of diluted earnings per share in 2025, 2024, and 2023, respectively, due to the out-of-the-money status of the related share-based awards rendering them anti-dilutive.

The Company historically has adopted employee stock award plans under which restricted stock, options or stock appreciation rights ("SARs") exercisable for the Company's stock may be granted to key employees or directors of the Company. As of December 31, 2025 there was one active plan from which the Company may grant share-based awards. The awards eligible to be granted under the active plan are limited to SARs, and the maximum aggregate number of shares of common stock of the Company available pursuant to the plan for the grant of SARs is 250 thousand shares.

As of December 31, 2025, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

During 2025, 2024, and 2023 the Company issued share-settled SARs to directors of the Company. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments. A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	39	$159.39	4.10	$243
SARs granted	5	142.88
SARs exercised/forfeited/expired	(2)	93.87
Outstanding as of December 31, 2023	42	$160.83	3.69	$428
SARs granted	5	160.94
SARs exercised/forfeited/expired	(19)	170.21
Outstanding as of December 31, 2024	28	$154.71	3.90	$2,312
SARs granted	5	246.75
SARs exercised/forfeited/expired	(9)	158.04
Outstanding as of December 31, 2025	24	$170.67	3.91	$1,909

Exercisable as of December 31, 2025	21	$169.08	3.80	$1,696

Unvested as of December 31, 2025	3	$181.37	4.67	$213

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31. The intrinsic values of SARs exercised during 2025, 2024, and 2023 were approximately $348 thousand, $595 thousand, and $156 thousand, respectively.

There were no options outstanding at December 31, 2025. The following table summarizes information about SARs outstanding at December 31, 2025:

(in thousands, except exercise prices and average remaining contractual term)			SARs Outstanding at Year-End			SARs Exercisable at Year-End
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$100.00	—	$149.99	10	3.31	$138.09	8	$136.37
150.00	—	199.99	10	3.38	167.58	10	167.58
200.00	—	250.00	4	6.39	246.75	3	246.75
$100.00	—	$250.00	24	3.91	$170.67	21	$169.08

In 2025, 7 thousand SARs vested with a fair value of approximately $531 thousand.

The fair value of each SAR is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the table shown below. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair values for the SARs issued during 2025, 2024, and 2023 were $64.00, $55.52, and $62.60, respectively, and were estimated using the weighted average assumptions shown in the table below:

	2025	2024	2023
Expected life in years	7.0	7.0	6.2	-	7.0
Volatility	36.6%	35.0%	36.6%
Interest rate	4.4%	4.4%	3.7%
Yield rate	0.8%	1.1%	1.2%

There was approximately $531 thousand, $393 thousand, and $425 thousand of compensation expense relating to SARs vesting on or before December 31, 2025, 2024, and 2023, respectively, included in personnel expenses in the Consolidated Statements of Operations. As of December 31, 2025, there was approximately $231 thousand of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately one year.

8. Income Taxes

The components of income tax expense for the years ended December 31 are summarized as follows:

(in thousands)	2025	2024	2023
Current:
Federal	$6,045	$7,371	$8,389
State	447	395	389
Total current	6,492	7,766	8,778
Deferred:
Federal	2,700	555	(4,150)
State	177	69	(84)
Total deferred	2,877	624	(4,234)
Total	$9,369	$8,390	$4,544

For state income tax purposes, ITIC and NITIC generally pay only a gross premium tax found in other expenses in the Consolidated Statements of Operations.

At December 31, the approximate tax effect of each component of deferred income tax assets and liabilities is summarized as follows:

(in thousands)	2025	2024
Deferred income tax assets:
Accrued benefits and retirement services	$4,163	$4,132
Lease assets	1,431	1,335
Net operating loss carryforward	—	210
Impairment of assets	232	135
Reinsurance and commission payable	24	23
Allowance for doubtful accounts	6	6
Other	678	559
Total	6,534	6,400
Deferred income tax liabilities:
Excess of tax over book depreciation	3,678	721
Net unrealized gain on investments	2,985	3,015
Recorded statutory premium reserve, net of reserves for claims	2,714	2,508
Lease liabilities	1,375	1,293
1031 gain	925	933
Intangible assets	860	730
Postretirement benefit	26	—
Other	1,142	1,295
Total	13,705	10,495
Net deferred income tax liabilities	$(7,171)	$(4,095)

At December 31, 2025 and 2024, there were no valuation allowances recorded. Based upon the Company’s historical results of operations, the existing financial condition of the Company and management’s assessment of all other available information, management believes that it is more likely than not that the benefit of these deferred income tax assets will be realized.

A reconciliation of the U.S. federal statutory income tax rate of 21.0% for the years ended December 31, 2025, 2024, and 2023 to income tax expense, is as follows:

(in thousands)	2025	2024	2023
Anticipated income tax expense	$9,355	$8,287	$5,508
(Decrease) increase related to:
Research and development credit	(172)	(753)	(921)
State income taxes, net of federal income tax benefit	353	312	307
Tax-exempt interest income, net of amortization	(722)	(986)	(525)
Other, net	555	1,530	175
Provision for income taxes	$9,369	$8,390	$4,544

A rate reconciliation of the December 31, 2025, 2024, and 2023 to the provision for income taxes, is as follows:

(in thousands)	2025	2024	2023
U.S. federal statutory rate	21.0%	21.0%	21.0%
Research and development credit	(0.4)%	(1.9)%	(3.5)%
State income taxes, net of federal income tax benefit	0.8%	0.8%	1.1%
Tax-exempt interest income, net of amortization	(1.6)%	(2.5)%	(2.0)%
Other, net	1.2%	3.9%	0.7%
Effective income tax rate	21.0%	21.3%	17.3%

Income taxes paid (net of refunds) are as follows:

(in thousands)	2025	2024	2023
Jurisdiction
U.S. federal	$7,852	$6,268	$8,193
State	560	352	495
Foreign	—	—	—
Total income taxes paid, net	$8,412	$6,620	$8,688

The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category are North Carolina for years 2023 through 2025.

In accounting for uncertainty in income taxes, the Company is required to recognize in its Consolidated Financial Statements the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring the provision for income taxes for financial reporting purposes. There were no known unrecognized tax benefits or liabilities as of December 31, 2025.

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local examinations by taxing authorities for years before 2021. The One Big Beautiful Bill Act, enacted July 4, 2025, made significant updates to federal tax law. The Company has reviewed the law’s provisions and incorporated the applicable impacts into the Company’s tax calculations and related disclosures. The primary impact on the financial statements resulted in offsetting current/deferred adjustments to the provision for income taxes as it relates to the Company’s research and development expenditures.

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

Lease expense is included in office and technology expenses in the Consolidated Statements of Operations. Information regarding the Company’s leases for the years ended December 31 is as follows:

(in thousands)	2025	2024	2023
Operating leases	$2,107	$2,672	$2,754
Finance leases:
Amortization of lease assets	204	259	237
Interest on lease liabilities	20	—	—
Lease expense	$2,331	$2,931	$2,991
Sub-lease income	(108)	(222)	(14)
Lease cost	$2,223	$2,709	$2,977

(a)	Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.

Components of the lease liability presented in the Consolidated Balance Sheets for the years ended December 31 are as follows:

(in thousands)	2025	2024
Current:
Operating lease liabilities	$1,548	$2,026
Finance lease liabilities	130	226
Non-current:
Operating lease liabilities	6,116	3,728
Finance lease liabilities	256	376
Total lease liabilities	$8,050	$6,356

The future minimum payments for leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2025, are summarized as follows:

Year Ended (in thousands)	Operating Leases	Finance Leases	Total
2026	$1,824	$177	$2,001
2027	1,464	130	1,594
2028	1,092	74	1,166
2029	1,041	19	1,060
2030	967	10	977
Thereafter	2,363	—	2,363
Total undiscounted payments	$8,751	$410	$9,161
Less: present value adjustment	(1,088)	(23)	(1,111)
Lease liabilities	$7,663	$387	$8,050

Supplemental lease information for the years ended December 31 is as follows:

	2025	2024	2023
Weighted average remaining lease term (years)
Operating leases	6.38	3.88	3.07
Finance leases	2.65	2.84	2.93
Weighted average discount rate
Operating leases	4.1%	4.0%	3.8%
Finance leases	4.5%	4.4%	3.7%

The Company does not have any material pending operating or financing lease agreements that become effective in future periods.

10. Retirement Agreements and Other Postretirement Benefit Plan

The Company has a 401(k) savings plan. In order to participate in the plan, employees must be 21 years old. In order to be eligible for employer contributions, individuals must be employed for a period of one year and work at least 1,000 hours annually. The Company makes a 3% Safe Harbor contribution and also has the option annually to make a discretionary profit share contribution. Individuals may elect to make contributions up to the maximum deductible amount as determined by the Internal Revenue Code of 1986, as amended (the “IRC”). Expenses related to the 401(k) plan were approximately $2.0 million, $2.0 million, and $1.6 million for 2025, 2024, and 2023, respectively.

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

In addition, during the second quarter of 2004, ITIC entered into employment agreements with certain executive officers. The amounts accrued for all agreements at December 31, 2025 and 2024 were approximately $15.6 million and $15.4 million, respectively, which includes postretirement compensation and health benefits, and was calculated based on the terms of the contracts. The 2025 and 2024 accruals are included in the accounts payable and accrued liabilities line item of the Consolidated Balance Sheets. These executive contracts are accounted for on an individual contract basis. On December 24, 2008, the executive contracts were amended effective January 1, 2009 to bring them into compliance with Section 409A of the IRC, and were amended and restated to provide for an annual cash payment to the officers equal to the amounts the Company would have contributed to their accounts under its 401(k) plan if such contributions were not limited by the federal tax laws, less the amount of any contributions that the Company actually makes to their accounts under the Company’s 401(k) plan.

On November 17, 2003, ITIC entered into employment agreements with key executives that provide for the continuation of certain employee benefits upon retirement, which were most recently amended and restated on May 4, 2022. The executive employee benefits include health insurance, dental insurance, vision insurance and life insurance. The benefits are unfunded. Estimated future benefit payouts expected to be paid for each of the next five years are $26 thousand in 2026, $44 thousand in 2027, $71 thousand in 2028, $69 thousand in 2029, $80 thousand in 2030, and $277 thousand in the next five years thereafter.

Cost of the Company’s postretirement benefits included the following components and is presented in the personnel expenses line of its Consolidated Statements of Operations:

(in thousands)	2025	2024	2023
Net periodic benefit cost
Service cost – benefits earned during the year	$—	$—	$—
Interest cost on the projected benefit obligation	50	—	65
Amortization of unrecognized prior service cost	—	—	—
Amortization of unrecognized gain	(15)	—	(37)
Net periodic benefits cost at end of year	$35	$—	$28

The Company is required to recognize the funded status (i.e., the difference between the fair value of the assets and the accumulated postretirement benefit obligations of its postretirement benefits) in its Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net amount in accumulated other comprehensive income is $123 thousand, $99 thousand net of tax, for December 31, 2025, and $68 thousand, $55 thousand net of tax, for December 31, 2024, and represents the net unrecognized actuarial gains and unrecognized prior service costs. The effects of the funded status on the Company’s Consolidated Balance Sheets at December 31, 2025 and 2024 are presented in the following table:

(in thousands)	2025	2024
Funded status
Actuarial present value of future benefits:
Fully eligible active employees	$(946)	$(951)
Non-eligible active employees	—	—
Plan assets	—	—
Funded status of accumulated postretirement benefit obligation, recognized in accounts payable and accrued liabilities	$(946)	$(951)

Development of the accumulated postretirement benefit obligation for the years ended December 31, 2025 and 2024 includes the following:

(in thousands)	2025	2024
Accrued postretirement benefit obligation at beginning of year	$(951)	$(906)
Service cost – benefits earned during the year	—	—
Interest cost on projected benefit obligation	(50)	—
Actuarial gain (loss)	55	(45)
Accrued postretirement benefit obligation at end of year	$(946)	$(951)

The changes in amounts related to accumulated other comprehensive income, pre-tax, are as follows:

(in thousands)	2025	2024
Balance at beginning of year	$68	$68
Components of accumulated other comprehensive income:
Unrecognized prior service cost	—	—
Amortization of loss, net	(15)	—
Actuarial gain	70	—
Balance at end of year	$123	$68

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

Escrow and Trust Deposits: As a service to its customers, the Company, through ITIC, administers escrow and deposits representing earnest money received under real estate contracts, escrowed funds received under escrow agreements, undisbursed amounts received for settlement of mortgage loans and indemnities against specific title risks. Cash administered by the Company for these purposes was approximately $62.6 million and $55.0 million as of December 31, 2025 and 2024, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of these deposits.

Like-Kind Exchange Proceeds: In administering tax-deferred like-kind exchanges pursuant to §1031 of the IRC, the Company’s wholly owned subsidiary, ITEC, serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another Company wholly owned subsidiary, ITAC, serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $269.3 million and $323.5 million as of December 31, 2025 and 2024, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as other revenues rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

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

Provided below is selected financial information about the Company’s operations by segment for the periods ended December 31, 2025, 2024, and 2023:

2025 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$251,052	$13,765	$10,275	$(18,199)	$256,893
Net investment income	11,977	243	3,642	—	15,862
Total revenues	263,029	14,008	13,917	(18,199)	272,755
Commissions to agents	124,450	—	—	(10,781)	113,669
Provision for claims	4,607	—	—	—	4,607
Personnel expenses	62,470	2,438	7,307	—	72,215
Other	34,938	395	6,639	(4,257)	37,715
Total operating expenses	226,465	2,833	13,946	(15,038)	228,206
Income (loss) before income taxes	$36,564	$11,175	$(29)	$(3,161)	$44,549
Total assets	$259,982	$3,120	$100,036	$—	$363,138

2024 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$242,529	$10,746	$8,192	$(21,109)	$240,358
Net investment income	12,804	358	4,778	—	17,940
Total revenues	255,333	11,104	12,970	(21,109)	258,298
Commissions to agents	120,307	—	—	(12,964)	107,343
Provision for claims	4,530	—	—	—	4,530
Personnel expenses	64,138	2,425	5,950	—	72,513
Other	34,393	333	3,149	(3,426)	34,449
Total operating expenses	223,368	2,758	9,099	(16,390)	218,835
Income before income taxes	$31,965	$8,346	$3,871	$(4,719)	$39,463
Total assets	$232,932	$6,179	$94,460	$—	$333,571

2023 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$207,140	$13,270	$7,800	$(19,715)	$208,495
Net investment income	12,303	196	3,756	—	16,255
Total revenues	219,443	13,466	11,556	(19,715)	224,750
Commissions to agents	98,170	—	—	(14,796)	83,374
Provision for claims	4,762	—	—	—	4,762
Personnel expenses	68,851	2,236	5,619	—	76,706
Other	33,196	282	3,266	(3,066)	33,678
Total operating expenses	204,979	2,518	8,885	(17,862)	198,520
Income before income taxes	$14,464	$10,948	$2,671	$(1,853)	$26,230
Total assets	$216,622	$5,534	$108,403	$—	$330,559

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

There were 1.0 million shares of Preferred Stock authorized as of December 31, 2025 and 2024, with 200,000 being designated Series A Preferred Stock.

14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company invests its cash and cash equivalents into high credit quality security instruments. Deposits which exceed $250 thousand at each institution are not insured by the Federal Deposit Insurance Corporation (“FDIC”).  Of the $20.8 million in cash and cash equivalents at December 31, 2025, $18.3 million was not insured by the FDIC. Of the $24.7 million in cash and cash equivalents at December 31, 2024, $22.4 million was not insured by the FDIC. The Company mitigates the risk of having cash and cash equivalents not insured by the FDIC by monitoring the credit quality of the financial institutions in which the funds are held.

15. Business Concentration

The Company generates a significant amount of title insurance premiums in North Carolina, Texas, Georgia, South Carolina and Florida. In 2025, 2024, and 2023, these states generated the following percentage of total premiums written:

State	2025	2024	2023
North Carolina	35.3%	34.4%	37.4%
Texas	27.1%	27.9%	27.0%
Georgia	8.6%	7.6%	6.8%
South Carolina	8.1%	8.8%	9.3%
Florida	6.4%	7.2%	4.0%

16. Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investments in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (in thousands)	2025	2024
Other investments	$8,184	$4,950
Premium and fees receivable	$2,498	$1,701

Financial Statement Classification, Consolidated Statements of Operations (in thousands)	2025	2024	2023
Net premiums written	$35,018	$29,272	$22,131
Non-title services and other investment income	$3,241	$2,637	$4,062
Commissions to agents	$25,973	$20,821	$15,115

17. Intangible Assets, Goodwill and Title Plants

Intangible Assets

 The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions are all Level 3 inputs. Management determined that no events or changes in circumstances occurred during the periods ended December 31, 2025 and 2024 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

During the year ended December 31, 2025, the Company completed the acquisition of title insurance agencies for an aggregate estimated purchase price $12 million, including potential contingent payments that the Company deems probable, as part of its ongoing strategy to pursue opportunistic growth opportunities. In connection with these acquisitions, the Company recorded $8.2 million in intangible assets and $2.5 million in goodwill. Additional changes in goodwill and intangible assets in 2025 were related to a transfer of assets to a joint venture.

Identifiable intangible assets consist of the following as of December 31:

Year Ended (in thousands)	2025	2024
Referral relationships	$14,589	$8,898
Non-compete agreements	1,827	3,155
Tradename	1,177	747
Total	17,593	12,800
Accumulated amortization	(5,946)	(7,354)
Identifiable intangible assets, net	$11,647	$5,446

The following table provides the estimated aggregate amortization expense, as of December 31, 2025 for each of the five succeeding fiscal years:

Year Ended (in thousands)
2026	$1,124
2027	1,078
2028	1,075
2029	1,075
2030	1,075
Thereafter	6,033
Total	$11,460

Goodwill and Title Plants

As of December 31, 2025, the Company recognized $9.3 million in goodwill and $1.6 million in title plants, net of impairments, as the result of title insurance agency acquisitions. The title plants are included with other assets in the Consolidated Balance Sheets. In accordance with FASB’s ASC 350, the Company determined that no events or changes in circumstances occurred during the periods ended December 31, 2025 and 2024 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

18. Accumulated Other Comprehensive Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the periods ended December 31, 2025, 2024, and 2023:

2025 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$300	$55	$355
Other comprehensive income before calculations	702	44	746
Amounts reclassified from accumulated other comprehensive income	(10)	—	(10)
Net current-period other comprehensive income	692	44	736
Ending balance	$992	$99	$1,091

2024 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$583	$55	$638
Other comprehensive (loss) income before calculations	(339)	—	(339)
Amounts reclassified from accumulated other comprehensive income	56	—	56
Net current-period other comprehensive loss	(283)	—	(283)
Ending balance	$300	$55	$355

2023 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at January 1	$164	$36	$200
Other comprehensive income before calculations	259	19	278
Amounts reclassified from accumulated other comprehensive income	160	—	160
Net current-period other comprehensive income	419	19	438
Ending balance	$583	$55	$638

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the periods ended December 31, 2025, 2024, and 2023:

2025 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gains on investments	$12
Impairments of securities	—
Total	$12	Net investment gains
Tax	(2)	Provision for Income Taxes
Net of Tax	$10
Reclassifications for the period	$10

2024 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized losses on investments	$—
Impairments of securities	(74)
Total	$(74)	Net investment gains
Tax	18	Provision for Income Taxes
Net of Tax	$(56)
Reclassifications for the period	$(56)

2023 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized losses on investments	$—
Impairments of securities	(208)
Total	$(208)	Net investment gains
Tax	48	Provision for Income Taxes
Net of Tax	$(160)
Reclassifications for the period	$(160)

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

The following table provides a breakdown of the Company’s revenue by major business activity:

(in thousands)	2025	2024	2023
Revenue from contracts with customers:
Escrow and other title-related fees	$19,311	$17,954	$17,109
Non-title services	21,599	17,193	19,237
Total revenue from contracts with customers	40,910	35,147	36,346
Other sources of revenue:
Net premiums written	212,642	204,264	171,158
Investment-related revenue	15,862	17,940	16,255
Other	3,341	947	991
Total revenues	$272,755	$258,298	$224,750

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Management has assessed, and the Company’s independent registered public accounting firm, Forvis Mazars, LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2025. The reports of management and Forvis Mazars, LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

During the three-month period ended December 31, 2025, none of the Company's directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to the material under the captions “Proposals Requiring Your Vote – Proposal 1 – Election of Directors,” “Corporate Governance – Board of Directors and Committees – The Audit Committee,” “Corporate Governance – Code of Business Conduct and Ethics” and “Corporate Governance – Insider Trading Policy” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2026, to be filed by the Company with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after the year ended December 31, 2025 (the “2026 Proxy Statement”). Other information with respect to the executive officers of the Company is included at the end of Part I of this Annual Report on Form 10-K under the separate caption “Executive Officers of the Company.”

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in the 2026 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information pertaining to securities ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2026 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

The following table provides information about the Company’s compensation plans under which equity securities are authorized for issuance as of December 31, 2025. The Company does not have any equity compensation plans that have not been approved by its shareholders.

Equity Compensation Plan Information (unrounded)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	24,175	(a)	$170.67	204,750	(b)
Equity compensation plans not approved by shareholders	—		—	—
Total	24,175		$170.67	204,750

(a)	Includes 24,175 shares issuable upon exercise of SARs under the 2019 Stock Appreciation Rights Plan (the “2019 Plan”).
(b)	Includes shares remaining for future issuance under the 2019 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth under the captions “Certain Relationships and Related Transactions,” “Corporate Governance – Independent Directors” and “Proposals Requiring Your Vote – Proposal 1 – Election of Directors” set forth in the 2026 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information pertaining to principal accountant fees and services is set forth under the caption “Proposals Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Consolidated Financial Statements

The following financial statements are filed under Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 686)
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023
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

(a)(3)  Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description	Location

3.1(a)	Articles of Incorporation dated January 22, 1973	Incorporated by reference to Exhibit 4.1 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(b)	Articles of Amendment to the Articles of Incorporation, dated February 8, 1973	Incorporated by reference to Exhibit 4.2 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(c)	Articles of Amendment to Articles of Incorporation, dated May 14, 1987	Incorporated by reference to Exhibit 4.3 to Form S-8 filed August 10, 2009, File No. 333-161209

3.1(d)	Articles of Amendment to Articles of Incorporation, dated May 15, 2002	Incorporated by reference to Exhibit 3.3 to Form 10-Q for the quarter ended June 30, 2002, File No. 11774

3.1(e)	Articles of Amendment to Articles of Incorporation, dated November 12, 2002	Incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended March 31, 2003, File No. 11774

3.1(f)	Articles of Amendment to Articles of Incorporation, dated October 31, 2012	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on October 31, 2012, File No. 11774

3.2	Amended and Restated Bylaws, dated November 6, 2023	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed on November 8, 2023, File No. 11774

4.1	Description of the Company’s Securities	Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2019, File No. 11774

4.2	Amended and Restated Rights Agreement, dated September 30, 2022, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 3, 2022, File No. 11774

10.1*	Amended and Restated Nonqualified Deferred Compensation Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.2*	Amended and Restated Nonqualified Supplemental Retirement Benefit Plan effective January 1, 2009	Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2008, File No. 11774

10.3(a)*	2019 Stock Appreciation Rights Plan effective March 11, 2019	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on May 15, 2019, File No. 333-231486

10.3(b)*	Form of Stock Appreciation Rights Agreement under 2019 Stock Appreciation Right Plan	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 16, 2019, File No. 11774

10.4*	Summary of Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2019, File No. 11774

10.5*	Second Amended and Restated Employment Agreement, by and between Investors Title Insurance Company and J. Allen Fine, dated May 4, 2022	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.6*	Second Amended and Restated Employment Agreement, by and between Investors Title Insurance Company and James A. Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.7*	Second Amended and Restated Employment Agreement, by and between Investors Title Insurance Company and W. Morris Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.8*	Amended and Restated Death Benefit Plan Agreement, by and between Investors Title Insurance Company and J. Allen Fine, dated May 4, 2022	Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.9*	Amended and Restated Death Benefit Plan Agreement, by and between Investors Title Insurance Company and James A. Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

10.10*	Amended and Restated Death Benefit Plan Agreement, by and between Investors Title Insurance Company and W. Morris Fine, Jr., dated May 4, 2022	Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2022, File No. 11774

19	Insider Trading and Tipping Policy	Filed herewith

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97	Policy for the Recovery of Erroneously Awarded Compensation	Incorporated by reference to Exhibit 97 to Form 10-K for the year ended December 31, 2023, File No. 11774

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

*	Management contract or compensatory plan or arrangement

SCHEDULE I

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2025

Type of Investment (in thousands)	Cost (1)	Market Value	Amount at which shown in the Balance Sheet (3)

Fixed maturity securities:
Government obligations	$—	$—	$—
General obligations of U.S. states, territories and political subdivisions	11,590	11,640	11,640
Special revenue issuer obligations of U.S. states, territories and political subdivisions	6,656	6,669	6,669
Public utilities	4,963	4,980	4,980
Corporate debt securities	93,643	94,827	94,827
Total fixed maturity securities	116,852	118,116	118,116

Equity securities:
Common stocks:
Public utilities	176	303	303
Banks, trusts and insurance companies	1,631	3,125	3,125
Industrial, miscellaneous and all other	25,726	35,248	35,248
Technology	1,042	2,805	2,805
Total equity securities	28,575	41,481	41,481

Other investments:
Short-term investments	68,763	68,763	68,763
Other investments (2)	16,610	16,610	16,610
Total other investments	85,373	85,373	85,373

Total investments (2)	$230,800	$244,970	$244,970

(1)Fixed maturity securities are shown at amortized cost and equity securities are shown at original cost.
(2)The above summary of investments does not include investments in related parties accounted for under the equity method or the measurement alternative methods of accounting in the amount of $6,836.
(3)All fixed maturity securities presented are classified as available-for-sale and shown at estimated fair value. Equity securities are shown at fair value.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024

(in thousands)	2025	2024
Assets
Cash and cash equivalents	$632	$1,252
Fixed maturity securities, available-for-sale, at fair value	50,067	49,768
Equity securities, at fair value	—	267
Short-term investments	28,817	26,071
Investments in affiliated companies	174,713	160,469
Other investments	8,394	8,798
Prepaid expenses and other receivables	2,109	1,571
Current income taxes recoverable	3,143	3,210
Accrued interest and dividends	558	599
Property, net	1,708	1,688
Total Assets	$270,141	$253,693

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$1,039	$1,146
Deferred income taxes, net	802	774
Total liabilities	1,841	1,920

Shareholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,888 and 1,886 shares issued and outstanding as of December 31, 2025 and 2024, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	267,209	251,418
Accumulated other comprehensive income	1,091	355
Total shareholders’ equity	268,300	251,773
Total Liabilities and Shareholders’ Equity	$270,141	$253,693

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(in thousands, except per share amounts)	2025	2024	2023
Revenues:
Interest and dividends	$3,697	$4,658	$3,671
Net investment losses	(295)	(230)	(142)
Rental income	741	870	922
Gains on disposals of property	—	184	194
Miscellaneous (loss) income	(50)	7	(36)
Total Revenues	4,093	5,489	4,609

Operating Expenses:
Personnel expenses	1,065	1,020	874
Office and technology expenses	552	577	628
Other expenses	3,502	935	979
Total Operating Expenses	5,119	2,532	2,481

Equity in Net Income of Affiliated Companies	36,318	29,525	19,670

Income before Income Taxes	35,292	32,482	21,798

Provision for Income Taxes	112	1,409	112

Net Income	$35,180	$31,073	$21,686

Basic Earnings per Common Share	$18.64	$16.48	$11.45

Weighted Average Shares Outstanding – Basic	1,887	1,885	1,893

Diluted Earnings per Common Share	$18.57	$16.43	$11.45

Weighted Average Shares Outstanding – Diluted	1,895	1,892	1,893

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(in thousands)	2025	2024	2023
Operating Activities
Net income	$35,180	$31,073	$21,686
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net earnings of subsidiaries	(36,318)	(29,525)	(19,670)
Depreciation	98	131	126
Accretion of investments, net	(812)	(2,531)	(2,924)
Share-based compensation expense related to stock appreciation rights	543	393	425
Net gains on disposal of property	—	(184)	(194)
Net investment (gains) losses on securities	(30)	(79)	142
Net realized losses on other investments	325	309	21
Net earnings on other investments	4	—	—
(Benefit) provision for deferred income taxes	(5)	515	(433)
(Increase) decrease in receivables	(538)	3,325	(1,652)
Decrease (increase) in current income taxes recoverable	67	(1,917)	1,506
Decrease (increase) in other assets	41	(407)	3,204
Decrease in accounts payable and accrued liabilities	(107)	(696)	(1,326)
Net cash (used in) provided by operating activities	(1,552)	407	911

Investing Activities
Dividends received from subsidiaries	30,883	18,137	32,478
Purchases of fixed maturity and equity securities	(40,266)	(51,146)	(1,203)
Purchases of short-term securities	(45,252)	(64,448)	(127,789)
Purchases of and net earnings from other investments	—	(5,001)	(81)
Proceeds from sales and maturities of fixed maturity and equity securities	41,027	5,220	2,892
Proceeds from sales and maturities of short-term securities	42,701	124,472	107,083
Proceeds from sales and distributions of other investments	75	685	2
Purchases of property	(118)	(72)	(9)
Proceeds from disposals of property	—	—	206
Net cash provided by investing activities	29,050	27,847	13,579

Financing Activities
Repurchases of common stock	—	(1,099)	(959)
Capital contribution to subsidiaries	(8,186)	(447)	(1,524)
Dividends paid	(19,932)	(29,865)	(11,048)
Net cash used in financing activities	(28,118)	(31,411)	(13,531)

Net (Decrease) Increase in Cash and Cash Equivalents	(620)	(3,157)	959
Cash and Cash Equivalents, Beginning of Period	1,252	4,409	3,450
Cash and Cash Equivalents, End of Period	$632	$1,252	$4,409

Supplemental Disclosures:
Income tax payments, net	$7,900	$6,273	$8,320
Non cash 1031 exchange proceeds receivable	$—	$—	$(2,589)

Refer to the Notes to Condensed Financial Statements.

SCHEDULE II

INVESTORS TITLE COMPANY (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(in thousands)

1.The accompanying Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of Investors Title Company and Subsidiaries.

2.Cash dividends paid to Investors Title Company by its wholly owned subsidiaries were as follows:

Subsidiaries	2025	2024	2023
Investors Title Insurance Company, net*	$17,291	$8,952	$25,478
Investors Title Exchange Corporation	10,200	6,700	5,800
Investors Title Accommodation Corporation	500	—	—
Investors Trust Company	1,000	500	500
Investors Title Commercial Agency, LLC	1,200	1,600	—
National Investors Holdings, LLC	692	385	700
Total	$30,883	$18,137	$32,478

* Total dividends of $20,371, $13,572, and $27,181 paid to the Parent Company in 2025, 2024, and 2023, respectively, netted with dividends of $3,080, $4,620, and $1,703 received from the Parent Company in 2025, 2024, and 2023, respectively.

SCHEDULE III

INVESTORS TITLE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income (Loss)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Year Ended December 31, 2025 (in thousands)
Title Insurance	$—	$38,092	$—	$1,217	$212,642	$7,892	$4,607	$—	$207,035	N/A
All Other	—	—	—	—	—	3,785	—	—	16,564	N/A
	$—	$38,092	$—	$1,217	$212,642	$11,677	$4,607	$—	$223,599	N/A

Year Ended December 31, 2024 (in thousands)
Title Insurance	$—	$37,060	$—	$774	$204,264	$7,786	$4,530	$—	$202,659	N/A
All Other	—	—	—	—	—	5,153	—	—	11,646	N/A
	$—	$37,060	$—	$774	$204,264	$12,939	$4,530	$—	$214,305	N/A

Year Ended December 31, 2023 (in thousands)
Title Insurance	$—	$37,147	$—	$804	$171,158	$(2,926)	$4,762	$—	$182,571	N/A
All Other	—	—	—	—	—	3,550	—	—	11,187	N/A
	$—	$37,147	$—	$804	$171,158	$624	$4,762	$—	$193,758	N/A

SCHEDULE IV

INVESTORS TITLE COMPANY AND SUBSIDIARIES
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentages of Amount Assumed to Net
Year Ended December 31, 2025 (in thousands)
Title Insurance	$212,893	$251	$—	$212,642	—%

Year Ended December 31, 2024 (in thousands)
Title Insurance	$204,353	$89	$—	$204,264	—%

Year Ended December 31, 2023 (in thousands)
Title Insurance	$171,512	$354	$—	$171,158	—%

SCHEDULE V

INVESTORS TITLE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period
2025 (in thousands)
Premiums receivable:
Valuation provision	$28	$720	$—	$(722)	(a)	$26
Reserves for claims	$37,060	$4,607	$—	$(3,575)	(b)	$38,092

2024 (in thousands)
Premiums receivable:
Valuation provision	$88	$158	$—	$(218)	(a)	$28
Reserves for claims	$37,147	$4,530	$—	$(4,617)	(b)	$37,060

2023 (in thousands)
Premiums receivable:
Valuation provision	$159	$773	$—	$(844)	(a)	$88
Reserves for claims	$37,192	$4,762	$—	$(4,807)	(b)	$37,147

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
J. Allen Fine, Chairman and Chief Executive
Officer (Principal Executive Officer)

March 16, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March, 2026.

/s/ J. Allen Fine	/s/ James A. Fine, Jr.
J. Allen Fine, Chairman of the Board and	James A. Fine, Jr., President, Treasurer, Chief
Chief Executive Officer	Financial Officer, Chief Accounting Officer and
(Principal Executive Officer)	Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ W. Morris Fine	/s/ Tammy F. Coley
W. Morris Fine, Executive Vice President,	Tammy F. Coley, Director
Secretary and Director

/s/ Joseph B. Dempster, Jr.	/s/ Richard M. Hutson II
Joseph B. Dempster, Jr., Director	Richard M. Hutson II, Director

/s/ Elton C. Parker, Jr.	/s/ James E. Scott
Elton C. Parker, Jr., Director	James E. Scott, Director

/s/ James H. Speed, Jr.
James H. Speed, Jr., Director