Form 10-Q
period 2026-03-31
INVESTORS TITLE CO
filed 2026-05-11
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 27, 2026, there were 1,887,996 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2026 and December 31, 2025
(in thousands)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$26,703	$20,838
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: March 31, 2026: $117,028; December 31, 2025: $116,852)	117,337	118,116
Equity securities, at fair value (cost: March 31, 2026: $33,048; December 31, 2025: $28,575)	46,361	41,481
Short-term investments	58,437	68,763
Other investments	22,605	23,446
Total investments	244,740	251,806

Premiums and fees receivable	17,495	17,126
Accrued interest and dividends	1,605	1,476
Prepaid expenses and other receivables	9,432	9,387
Property, net	29,569	29,397
Goodwill and other intangible assets, net	20,879	20,940
Lease assets	8,392	7,784
Other assets	2,729	2,706
Current income taxes recoverable	—	1,678
Total Assets	$361,544	$363,138

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$37,894	$38,092
Accounts payable and accrued liabilities	35,128	41,525
Lease liabilities	8,691	8,050
Current income taxes payable	660	—
Deferred income taxes, net	6,281	7,171
Total liabilities	88,654	94,838

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,888 and 1,888 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	272,527	267,209
Accumulated other comprehensive income	363	1,091
Total stockholders' equity	272,890	268,300
Total Liabilities and Stockholders’ Equity	$361,544	$363,138

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2026 and 2025
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Net premiums written	$50,946	$46,345
Escrow and other title-related fees	5,040	3,892
Non-title services	4,369	4,609
Interest and dividends	2,288	2,339
Other investment income	664	410
Net investment gains (losses)	524	(1,179)
Other	182	149
Total Revenues	64,013	56,565

Operating Expenses:
Commissions to agents	27,452	24,857
Provision for claims	472	323
Personnel expenses	19,026	18,334
Office and technology expenses	4,510	4,540
Other expenses	4,838	4,458
Total Operating Expenses	56,298	52,512

Income before Income Taxes	7,715	4,053

Provision for Income Taxes	1,648	882

Net Income	$6,067	$3,171

Basic Earnings per Common Share	$3.21	$1.68

Weighted Average Shares Outstanding – Basic	1,888	1,886

Diluted Earnings per Common Share	$3.20	$1.67

Weighted Average Shares Outstanding – Diluted	1,894	1,895

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2026 and 2025
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$6,067	$3,171
Other comprehensive (loss) income, before income tax:
Accumulated postretirement expense obligation adjustment	28	71
Net unrealized (losses) gains on investments arising during the period	(921)	225
Reclassification adjustment for sale of securities included in net income	(34)	(3)
Other comprehensive (loss) income, before income tax	(927)	293
Income tax expense related to postretirement health benefits	6	15
Income tax (benefit) expense related to net unrealized (losses) gains on investments arising during the period	(199)	48
Income tax benefit related to reclassification adjustment for sale of securities included in net income	(6)	—
Net income tax (benefit) expense on other comprehensive (loss) income	(199)	63
Other comprehensive (loss) income	(728)	230
Comprehensive Income	$5,339	$3,401

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2026 and 2025
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	1,886	$—	$251,418	$355	$251,773
Net income			3,171		3,171
Dividends paid ($0.46 per share)			(868)		(868)
Share-based compensation expense related to stock appreciation rights			106		106
Accumulated postretirement expense obligation adjustment				56	56
Net unrealized gain on investments				174	174
Balance, March 31, 2025	1,886	$—	$253,827	$585	$254,412

Balance, December 31, 2025	1,888	$—	$267,209	$1,091	$268,300
Net income			6,067		6,067
Dividends paid ($0.46 per share)			(867)		(867)
Share-based compensation expense related to stock appreciation rights			118		118
Accumulated postretirement expense obligation adjustment				22	22
Net unrealized loss on investments				(750)	(750)
Balance, March 31, 2026	1,888	$—	$272,527	$363	$272,890

Refer to notes to the Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2026 and 2025
(in thousands)
(unaudited)

`	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income	$6,067	$3,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	873	953
Accretion of investments, net	(412)	(427)
Amortization of other intangible assets, net	281	274
Share-based compensation expense related to stock appreciation rights	118	106
Net loss on disposals of property	—	2
Net investment (gains) losses	(524)	1,179
Net losses (earnings) from other investments	348	(392)
Provision for claims	472	323
Benefit for deferred income taxes	(690)	(1,216)
Changes in assets and liabilities:
(Increase) decrease in premium and fees receivable	(369)	363
Increase in other assets	(167)	(914)
Increase in lease assets	(608)	(1,970)
Decrease in current income taxes recoverable	1,678	—
Decrease in accounts payable and accrued liabilities	(6,074)	(5,257)
Increase in lease liabilities	641	2,018
Increase in current income taxes payable	660	2,098
Payments of claims, net of recoveries	(670)	(386)
Net cash provided by (used in) operating activities	1,624	(75)

Investing Activities
Purchases of fixed maturity securities	(7,575)	(11,611)
Purchases of equity securities	(6,312)	(1,690)
Purchases of short-term investments	(11,658)	(10,431)
Purchases of other investments	(134)	(172)
Proceeds from sales and maturities of fixed maturity securities	7,360	6,755
Proceeds from sales of equity securities	1,922	6,086
Proceeds from sales and maturities of short-term investments	21,924	15,544
Proceeds from sales and distributions of other investments and assets	626	742
Purchases of property	(1,055)	(1,331)
Proceeds from sales of property	10	—
Net cash provided by investing activities	5,108	3,892

Financing Activities
Dividends paid	(867)	(868)
Net cash used in financing activities	(867)	(868)

Net Increase in Cash and Cash Equivalents	5,865	2,949
Cash and Cash Equivalents, Beginning of Period	20,838	24,654
Cash and Cash Equivalents, End of Period	$26,703	$27,603

Consolidated Statements of Cash Flows, continued
	Three Months Ended March 31,
	2026	2025
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$—	$1
Non-Cash Investing and Financing Activities:
Non-cash net unrealized loss (gain) on investments, net of deferred tax benefit (expense) of $205 and $(48) for March 31, 2026 and 2025, respectively	$750	$(174)
Adjustments to postretirement benefits obligation, net of deferred tax expense of $(6) and $(15) for March 31, 2026 and 2025, respectively	$(22)	$(56)

Refer to notes to the Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Reference should be made to the “Notes to Consolidated Financial Statements” appearing in the Annual Report on Form 10-K for the year ended December 31, 2025 of Investors Title Company (the “Company”) for a complete description of the Company’s significant accounting policies.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2026 or any other interim period.

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

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The update requires that an entity disclose additional information about specific expense categories. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the effect of this guidance on its financial statement disclosures, however, adoption will not impact its financial position or results of operations.

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

Note 2 – Reserve for Claims

Activity in the reserve for claims for the three-month period ended March 31, 2026 and the year ended December 31, 2025 is summarized as follows:

(in thousands)	March 31, 2026	December 31, 2025
Balance, beginning of period	$38,092	$37,060
Provision charged to operations	472	4,607
Payments of claims, net of recoveries	(670)	(3,575)
Balance, end of period	$37,894	$38,092

The total reserve for all reported and unreported losses the Company incurred through March 31, 2026 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2026. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	March 31, 2026	%	December 31, 2025	%
Known title claims	$2,919	7.7	$3,459	9.1
IBNR	34,975	92.3	34,633	90.9
Total reserve for claims	$37,894	100.0	$38,092	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Net income	$6,067	$3,171
Weighted average common shares outstanding – Basic	1,888	1,886
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	6	9
Weighted average common shares outstanding – Diluted	1,894	1,895
Basic earnings per common share	$3.21	$1.68
Diluted earnings per common share	$3.20	$1.67

There were 5 thousand and no potential shares excluded from the computation of diluted earnings per share for the three-month periods ended March 31, 2026 and 2025, respectively, due to the out-of-the-money status of the related share-based awards.

The Company historically has adopted employee stock award plans under which restricted stock, options or stock appreciation rights ("SARs") exercisable for the Company's stock may be granted to key employees or directors of the Company. There is currently one active plan from which the Company may grant share-based awards. The awards eligible to be granted under the plan are limited to SARs, and the maximum aggregate number of shares of common stock of the Company available pursuant to the plan for the grant of SARs is 250 thousand shares. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.

As of March 31, 2026, the only outstanding awards under the plan were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	28	$154.74	3.90	$2,312
SARs granted	5	246.75
SARs exercised	(9)	158.04
Outstanding as of December 31, 2025	24	$170.67	3.91	$2,312
SARs granted	—	—
SARs exercised	(1)	162.55
Outstanding as of March 31, 2026	23	$171.21	3.90	$1,178

Exercisable as of March 31, 2026	21	$173.78	3.94	$1,033

Unvested as of March 31, 2026	2	$144.60	3.45	$145

There was approximately $118 thousand and $106 thousand of compensation expense relating to SARs vesting on or before March 31, 2026 and 2025, respectively, included in personnel expenses in the unaudited Consolidated Statements of Operations. As of March 31, 2026, there was $113 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$58,990	$2,322	$2,746	$(3,521)	$60,537
Net investment income	2,527	28	921	—	3,476
Total revenues	61,517	2,350	3,667	(3,521)	64,013
Commissions to agents	30,173	—	—	(2,721)	27,452
Provision for claims	472	—	—	—	472
Personnel expenses	16,371	616	2,039	—	19,026
Other	8,784	119	1,090	(645)	9,348
Operating expenses	55,800	735	3,129	(3,366)	56,298
Income before income taxes	$5,717	$1,615	$538	$(155)	$7,715
Total assets	$259,414	$4,592	$97,538	$—	$361,544

Three Months Ended March 31, 2025 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$53,782	$2,992	$2,026	$(3,805)	$54,995
Net investment income	840	44	686	—	1,570
Total revenues	54,622	3,036	2,712	(3,805)	56,565
Commissions to agents	27,678	—	—	(2,821)	24,857
Provision for claims	323	—	—	—	323
Personnel expenses	16,096	626	1,612	—	18,334
Other	8,778	99	951	(830)	8,998
Operating expenses	52,875	725	2,563	(3,651)	52,512
Income before income taxes	$1,747	$2,311	$149	$(154)	$4,053
Total assets	$229,206	$7,313	$97,262	$—	$333,781

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $15.7 million and $15.6 million as of March 31, 2026 and December 31, 2025, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Service cost – benefits earned during the year	$—	$—
Interest cost on the projected benefit obligation	10	1
Amortization of unrecognized gain	134	—
Net periodic benefit cost	$144	$1

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of March 31, 2026 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Governmental obligations	$1,082	$—	$(8)	$1,074
General obligations of U.S. states, territories and political subdivisions	11,253	38	(100)	11,191
Special revenue issuer obligations of U.S. states, territories and political subdivisions	10,755	34	(33)	10,756
Corporate debt securities	93,938	678	(300)	94,316
Total	$117,028	$750	$(441)	$117,337

As of December 31, 2025 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$12,449	$74	$(31)	$12,492
Special revenue issuer obligations of U.S. states, territories and political subdivisions	10,760	47	(10)	10,797
Corporate debt securities	93,643	1,236	(52)	94,827
Total	$116,852	$1,357	$(93)	$118,116

The special revenue category for both periods presented includes approximately 20 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at March 31, 2026 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$34,756	$34,828
Due one year through five years	58,346	58,474
Due five years through ten years	21,525	21,435
Due after ten years	2,401	2,600
Total	$117,028	$117,337

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2026 and December 31, 2025:

	Less than 12 Months		12 Months or Longer		Total
As of March 31, 2026 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Governmental obligations	$1,074	$(8)	$—	$—	$1,074	$(8)
General obligations of U.S. states, territories and political subdivisions	5,922	(100)	—	—	5,922	(100)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	4,269	(28)	300	(5)	4,569	(33)
Corporate debt securities	26,283	(300)	—	—	26,283	(300)
Total	$37,548	$(436)	$300	$(5)	$37,848	$(441)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2025 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$5,924	$(31)	$—	$—	$5,924	$(31)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,192	(3)	1,260	(7)	2,452	(10)
Corporate debt securities	13,659	(52)	—	—	13,659	(52)
Total	$20,775	$(86)	$1,260	$(7)	$22,035	$(93)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.

Factors considered in determining whether a loss is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 57 and 32 fixed maturity securities had unrealized losses at March 31, 2026 and December 31, 2025, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded no impairment charges related to fixed maturity securities for the three-month periods ended March 31, 2026 and 2025, respectively. Expenses related to impairments are recorded in net investment gains (losses) in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of March 31, 2026 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$33,048	$46,361
Total	$33,048	$46,361

As of December 31, 2025 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$28,575	$41,481
Total	$28,575	$41,481

Unrealized holding gains and losses are reported in the unaudited Consolidated Financial Statements of Operations as net investment gains (losses).

Net Investment Gains (Losses)

Gross investment gains and losses for the three-month periods ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Gross realized gains from securities:
Corporate debt securities	$34	$3
Common stocks	189	2,557
Total	$223	$2,560
Gross realized losses from securities:
Common stocks	$(106)	$(287)
Total	$(106)	$(287)
Net realized gains from securities	$117	$2,273
Gross realized gains (losses) on other investments:
Gains on other investments	$—	$1
Write-down of other assets	—	(275)
Total	$—	$(274)
Net realized investment gains	$117	$1,999
Changes in the estimated fair value of equity security investments	$407	$(3,178)
Net investment gains (losses)	$524	$(1,179)

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause and no participation rights exist. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of March 31, 2026 and December 31, 2025:

March 31, 2026 (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$12,611	$14,780	$16,592
Small business investment LPs	Other investments	636	636	—
Total		$13,247	$15,416	$16,592

December 31, 2025 (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$13,238	$14,877	$16,592
Small business investment LPs	Other investments	668	668	—
Total		$13,906	$15,545	$16,592

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories, and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of March 31, 2026 and December 31, 2025, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of March 31, 2026 and December 31, 2025:

As of March 31, 2026 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$1,074	$21,947	$—	$23,021
Corporate debt securities	—	94,316	—	94,316
Total	$1,074	$116,263	$—	$117,337

As of December 31, 2025 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$—	$23,289	$—	$23,289
Corporate debt securities	—	94,827	—	94,827
Total	$—	$118,116	$—	$118,116

*Denotes fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of March 31, 2026 and December 31, 2025:

As of March 31, 2026 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$26,703	$—	$—	$26,703
Accrued interest and dividends	1,605	—	—	1,605
Equity securities, at fair value:
Common stocks	46,361	—	—	46,361
Short-term investments:
Money market funds and U.S. Treasury bills	58,437	—	—	58,437
Total	$133,106	$—	$—	$133,106

As of December 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,838	$—	$—	$20,838
Accrued interest and dividends	1,476	—	—	1,476
Equity securities, at fair value:
Common stocks	41,481	—	—	41,481
Short-term investments:
Money market funds and U.S. Treasury bills	68,763	—	—	68,763
Total	$132,558	$—	$—	$132,558

The Company did not hold any Level 3 category debt or marketable equity investment securities as of March 31, 2026 or December 31, 2025.

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

Certain measurement alternative equity investments and notes receivable are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. There were no impairments for such investments made during the three-month period ended March 31, 2026 and twelve-month period ended December 31, 2025.

The following tables present assets measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025:

As of March 31, 2026 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$7,517	$7,517
Notes receivable	—	—	890	890
Total	$—	$—	$8,407	$8,407

As of December 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$7,863	$7,863
Notes receivable	—	—	891	891
Total	$—	$—	$8,754	$8,754

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

Like-Kind Exchanges Proceeds – In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another wholly owned subsidiary of the Company, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $291.4 million and $269.3 million as of March 31, 2026 and December 31, 2025, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of March 31, 2026	As of December 31, 2025
Other investments	$7,704	$8,184
Premium and fees receivable	$2,534	$2,498

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended March 31,
	2026	2025
Net premiums written	$8,778	$5,673
Non-title services and other investment income	$559	$615
Commissions to agents	$4,796	$4,026

Note 9 – Intangible Assets, Goodwill and Title Plants

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions are all Level 3 inputs. Management determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2026 and 2025 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of March 31, 2026	As of December 31, 2025
Referral relationships	$14,589	$14,589
Non-compete agreements	1,827	1,827
Tradename	1,177	1,177
Total	17,593	17,593
Accumulated amortization	(6,227)	(5,946)
Identifiable intangible assets, net	$11,366	$11,647

The following table provides the estimated aggregate amortization expense, as of March 31, 2026, for each of the five succeeding fiscal years:

Year Ended (in thousands)
2026	$843
2027	1,078
2028	1,075
2029	1,075
2030	1,075
Thereafter	6,033
Total	$11,179

Goodwill and Title Plants

As of March 31, 2026, the Company recognized $9.5 million in goodwill and $1.6 million in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. In accordance with FASB's ASC 350, the Company determined that no events or changes in circumstances occurred during the three-month periods ended March 31, 2026 and 2025 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three-month periods ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2025	$992	$99	$1,091
Other comprehensive (loss) income before calculations	(722)	22	(700)
Amounts reclassified from accumulated other comprehensive income	(28)	—	(28)
Net current-period other comprehensive (loss) income	(750)	22	(728)
Ending balance	$242	$121	$363

Three Months Ended March 31, 2025 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2024	$300	$55	$355
Other comprehensive income before calculations	177	56	233
Amounts reclassified from accumulated other comprehensive income	(3)	—	(3)
Net current-period other comprehensive income	174	56	230
Ending balance	$474	$111	$585

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three-month periods ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$34
Write-down of securities	—
Total	$34	Net investment gains (losses)
Tax	(6)	Provision for income taxes
Net of Tax	$28
Reclassifications for the period	$28

Three Months Ended March 31, 2025 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$3
Write-down of securities	—
Total	$3	Net investment gains (losses)
Tax	—	Provision for income taxes
Net of Tax	$3
Reclassifications for the period	$3

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue from contracts with customers:
Escrow and other title-related fees	$5,040	$3,892
Non-title services	4,369	4,609
Total revenue from contracts with customers	9,409	8,501
Other sources of revenue:
Net premiums written	50,946	46,345
Investment-related revenue	3,476	1,570
Other	182	149
Total revenues	$64,013	$56,565

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

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s leases is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating leases	$534	$667
Finance leases:
Amortization of lease assets	48	62
Interest on lease liabilities	4	—
Lease expense	$586	$729
Sub-lease income	(21)	(43)
Lease cost	$565	$686

Components of the lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of March 31, 2026	As of December 31, 2025
Current:
Operating lease liabilities	$1,659	$1,548
Finance lease liabilities	150	130
Non-current:
Operating lease liabilities	6,694	6,116
Finance lease liabilities	188	256
Total lease liabilities	$8,691	$8,050

The future minimum lease payments for leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2026, are summarized as follows:

Year Ended (in thousands)	Operating Leases	Finance Leases	Total
2026	$1,459	$125	$1,584
2027	1,744	129	1,873
2028	1,347	74	1,421
2029	1,266	19	1,285
2030	1,176	10	1,186
Thereafter	2,484	—	2,484
Total undiscounted payments	$9,476	$357	$9,833
Less: present value adjustment	(1,123)	(19)	(1,142)
Lease liabilities	$8,353	$338	$8,691

Supplemental lease information is as follows:

	As of March 31, 2026	As of December 31, 2025
Weighted average remaining lease term (years)
Operating leases	6.11	6.38
Finance leases	2.51	2.65
Weighted average discount rate
Operating leases	4.0%	4.1%
Finance leases	4.5%	4.5%

The Company does not have any material pending operating or financing lease agreements that become effective in future periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Investors Title Company's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") should be read in conjunction with the following discussion since it contains information which is important for evaluating the Company's operating results and financial condition.

In addition, the Company may make forward-looking statements in the following discussion and analysis. Forward looking statements are based on certain assumptions and expectations of future events that are subject to a number of risks and uncertainties. Actual results may vary. See "Safe Harbor for Forward-Looking Statements" at the end of this discussion and analysis, as well as the sections titled "Risk Factors" in Part I, Item 1A of the 2025 Form 10-K for factors that could affect forward-looking statements.

Overview

Title Insurance

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Total revenues from the title segment accounted for 91.1% of the Company's revenues for the three-month period ended March 31, 2026.

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

Exchange Services

The Company’s exchange services division, consisting of the operations of Investors Title Exchange Corporation (“ITEC”) and Investors Title Accommodation Corporation (“ITAC”), provides customer services in connection with tax-deferred real property exchanges. ITEC acts as a qualified intermediary in tax-deferred exchanges of real property held for productive use in a trade or business or for investment, and its income is derived from fees for handling exchange transactions and a portion of the interest earned on client deposits held by the Company. In its role as qualified intermediary, ITEC coordinates the exchange aspects of the real estate transaction, and its duties include drafting standard exchange documents, holding the exchange funds between the time the old property is sold and the new property is purchased, and accepting the formal identification of the replacement property within the required identification period. ITAC provides services as an exchange accommodation titleholder for accomplishing “parking transactions” as set forth in the safe harbor contained in Internal Revenue Procedure 2000-37.  These transactions include reverse exchanges when taxpayers decide to acquire replacement property before selling the relinquished property, or “build to suit” exchanges, when improvements must be made to the replacement property before the taxpayer acquires the improved replacement property. The services provided by the Company’s exchange services division, ITEC and ITAC, are pursuant to provisions in the Internal Revenue Code of 1986. From time to time, these laws are subject to review and changes, which may negatively affect the demand for tax-deferred exchanges in general, and consequently, the revenues and profitability of the Company’s exchange services division. Given that income is derived from a portion of the interest earned on client deposits held by the Company, interest rate fluctuations may also impact the profitability of the Company's exchange services division.

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

Inflationary pressures, ongoing geopolitical and military conflicts, and changes in government regulations and policy, including as a result of policies implemented by the Trump administration, have created additional volatile market conditions and uncertainties in the global economy. These events have impacted and could continue to impact the Company in a number of ways including, but not limited to, future fluctuations in the Company's investment portfolio and potential decreases in net premiums written. The Federal Open Market Committee (“FOMC”) of the Federal Reserve has closely monitored the risks associated with these developments and responded by increasing the target federal funds rate across several meetings from 2022 through 2023, followed by a gradual reduction in 2024 and 2025. Although the federal funds rate does not directly impact mortgage interest rates, it can have a significant influence as lenders pass on the costs of rate increases to consumers. The current period of elevated mortgage interest rates has impacted the demand and pricing of real estate.

Regulatory Environment

The FOMC issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. Starting at the March 2022 meeting of the FOMC through July 2023, the FOMC repeatedly increased the target range, reaching a high of between 5.25% and 5.50%. During several meetings in 2024 and 2025, the FOMC has lowered the federal funds rate. The most recent adjustment, in December 2025, reduced the target range to 3.5% and 3.75%. During the first quarter of 2026, the FOMC maintained the target range for the federal funds rate, indicating that future policy actions would depend on continued evaluation of incoming economic data, changes in the economic outlook, and the balance of associated risks. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

Real Estate Environment

The Mortgage Bankers Association's ("MBA") April 20, 2026 Mortgage Finance Forecast (“MBA Forecast”) projects 2026 purchase activity to increase 4.6% to $1.4 trillion and mortgage refinance activity to increase 10.8% to $769 billion, resulting in a net increase in total mortgage originations of 6.7% to $2.2 trillion, all from 2025 levels. In 2025, purchase activity accounted for 66.1% of all mortgage originations and is projected in the MBA Forecast to represent 64.8% of all mortgage originations in 2026. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 6.1% and 6.8% for the three-month periods ended March 31, 2026 and 2025, respectively. Per the MBA Forecast, mortgage interest rates are projected to increase in subsequent periods, reaching 6.3% in 2027 and 6.5% in 2028. Due to the rapidly changing environment brought on by inflationary pressures, inventory constraints, geopolitical and military conflicts, and changes in government regulations and policy, including as a result of the policies implemented by the Trump administration, these projections and the impact of actual future developments on the Company could be subject to material change.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the three-month period ended March 31, 2026, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the 2025 Form 10-K.

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenues:
Net premiums written	$50,946	$46,345
Escrow and other title-related fees	5,040	3,892
Non-title services	4,369	4,609
Interest and dividends	2,288	2,339
Other investment income	664	410
Net investment gains (losses)	524	(1,179)
Other	182	149
Total Revenues	64,013	56,565

Operating Expenses:
Commissions to agents	27,452	24,857
Provision for claims	472	323
Personnel expenses	19,026	18,334
Office and technology expenses	4,510	4,540
Other expenses	4,838	4,458
Total Operating Expenses	56,298	52,512

Income before Income Taxes	7,715	4,053

Provision for Income Taxes	1,648	882

Net Income	$6,067	$3,171

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 9.9% for the three-month period ended March 31, 2026 to $50.9 million, compared with $46.3 million for the same prior year period. The increase for the three-month period ended March 31, 2026 was primarily due to higher levels of real estate activity and ongoing expansion initiatives.

Total premiums include an estimate of premiums for policies that have been issued directly and by agents, but not reported to the Company as of the balance sheet date. To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the Company’s initial notification of an open order and the final settlement of the related real estate transaction. From time to time, the Company adjusts the inputs to the estimation process as reported transactions and new information becomes available. In addition to estimating revenues, the Company also estimates and accrues agent commissions, claims provision, premium taxes, income taxes, and other expenses associated with the estimated revenues that have been accrued. The Company reflects any adjustments to the accruals in the results of operations in the period in which new information becomes available.

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of premiums generated by direct and agency operations for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except percentages)	2026	%	2025	%
Direct	$14,223	27.9	$13,534	29.2
Agency	36,723	72.1	32,811	70.8
Total	$50,946	100.0	$46,345	100.0

Direct Net Premiums – The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations increased 5.1% for the three-month period ended March 31, 2026, compared with the same prior year period. The increase for the three-month period ended March 31, 2026 was primarily due to higher levels of real estate activity and ongoing expansion initiatives.

Agency Net Premiums – When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the Company. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written increased 11.9% for the three-month period ended March 31, 2026, compared with the same prior year period. The increase for the three-month period ended March 31, 2026 was primarily due to higher levels of real estate activity and ongoing expansion initiatives.

Following is a schedule of net premiums written for the three-month periods ended March 31, 2026 and 2025 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended March 31,
State (in thousands)	2026	2025
North Carolina	$17,440	$14,930
Texas	12,952	13,574
Georgia	4,829	5,526
South Carolina	4,415	3,705
Florida	3,054	2,737
All Others	8,266	5,938
Premiums Written	50,956	46,410
Reinsurance Assumed	—	—
Reinsurance Ceded	(10)	(65)
Net Premiums Written	$50,946	$46,345

Title insurance rates vary by state and are subject to extensive regulatory oversight. In certain jurisdictions, insurers are required to adhere to rates established by state regulatory authorities and are not permitted to modify such rates independently. Regulatory authorities may approve rate adjustments to reflect current market conditions and cost factors affecting the title insurance industry. The Texas Commissioner of Insurance approved a 6.2% reduction in title insurance rates that became effective March 1, 2026. The North Carolina Department of Insurance recently approved a 9.4% rate increase that became effective October 1, 2025, and the Ohio Department of Insurance approved a 9.0% rate increase that became effective January 1, 2026. Overall, the Company anticipates that these rate adjustments, along with other approved rate changes, will have a favorable net impact on premium revenues in future reporting periods.

Escrow and Other Title-Related Fees

Escrow and other title-related fees consist primarily of commission income, escrow and other various fees associated with the issuance of title insurance policies including settlement, examination and closing fees. Escrow and other title-related fee revenues were $5.0 million for the three-month period ended March 31, 2026, compared with $3.9 million for the same prior year period. The increase for the three-month period ended March 31, 2026 was primarily due to higher levels of real estate activity and ongoing expansion initiatives.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $4.4 million for the three-month period ended March 31, 2026, compared with $4.6 million for the same prior year period. The decrease for the three-month period ended March 31, 2026 was primarily related to lower revenue from like-kind exchanges.

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

The Company’s investment strategy emphasizes after-tax income and principal preservation.  The Company’s investments are primarily in fixed maturity securities, short-term investments and equity securities.  The average effective maturity of the majority of the fixed maturity securities at March 31, 2026 is less than 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

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

Interest and dividends remained consistent at $2.3 million for the three-month periods ended March 31, 2026 and 2025.  Interest and dividend levels are primarily a function of general market performance, interest rates and the amount of cash available for investments that meet the Company's investment policy.

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

Other investment income was $664 thousand for the three-month period ended March 31, 2026, compared with $410 thousand for the same prior year period. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and distributions received.

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

The net realized investment gains were $117 thousand for the three-month period ended March 31, 2026, compared with $2.0 million for the same prior year period. The Company did not record any impairment charges in the three-month period ended March 31, 2026, compared to $275 thousand on other investments for the same prior year period. Management believes unrealized losses on the remaining fixed maturity securities at March 31, 2026 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments – Changes in the estimated fair value of equity security investments were $407 thousand for the three-month period ended March 31, 2026, compared with $(3.2) million for the same prior year period. Such fluctuations are typically the result of changes in general market conditions during the respective periods, however, the sale of appreciated investment securities can result in a reduction in unrealized gains as they are reclassified to net realized investment gains, which is not indicative of a decline in estimated fair value.

Other Revenues

Other revenues primarily include miscellaneous income and gains and losses on the disposal of fixed assets and real estate. Other revenues were $182 thousand for the three-month period ended March 31, 2026, compared with $149 thousand for the same prior year period.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 7.2% for the three-month period ended March 31, 2026, compared with the same prior year period. The increase for the three-month period ended March 31, 2026 was primarily due to increases in commissions to agents, personnel expenses and other expenses.

Following is a summary of the Company's operating expenses for the three-month periods ended March 31, 2026 and 2025. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(in thousands, except percentages)	2026	%	2025	%
Title Insurance	$52,483	93.2	$49,278	93.9
Exchange Services	712	1.3	699	1.3
All Other	3,103	5.5	2,535	4.8
Total	$56,298	100.0	$52,512	100.0

On a combined basis, the after-tax profit margin was 9.5% for the three-month period ended March 31, 2026, compared with 5.6% for the same prior year period. The increase for the three-month period ended March 31, 2026 was primarily due to growth in net premiums written, escrow and other title-related fees, and net investment gains (losses), partially offset by increases in commissions to agents, personnel expenses and other expenses. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $19.0 million for the three-month period ended March 31, 2026, compared with $18.3 million for the same prior year period. The increase in personnel expenses for the three-month period ended March 31, 2026 was primarily due to merit increases in salaries and contractor expenditures. On a consolidated basis, personnel expenses as a percentage of total revenues were 29.7% for the three-month period ended March 31, 2026, compared with 32.4% for the same prior year period.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses remained relatively consistent with the prior year period at $4.5 million for the three-month periods ended March 31, 2026 and 2025.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $4.8 million for the three-month period ended March 31, 2026, compared with $4.5 million for the same prior year period. The increase for the three-month period ended March 31, 2026 was primarily due to increases in expenses associated with higher title insurance revenues and business development expenses, partially offset by a decline in professional service expenses.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 10.4% for the three-month period ended March 31, 2026, compared with the same prior year period. The change in commission expense was commensurate with the increase in agent premium volume. Commission expense as a percentage of net premiums written by agents was 74.8% for the three-month period ended March 31, 2026, compared with 75.8% for the same prior year period. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims increased 46.1% for the three-month period ended March 31, 2026, compared with the same prior year period. The provision for claims as a percentage of net premiums written was 0.9% for the three-month period ended March 31, 2026, compared with 0.7% for the same prior year period. The increase in the provision for claims as a percentage of net premiums written for the three-month period ended March 31, 2026 was primarily attributable to actuarial projections resulting in higher current‑year loss expectations.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $670 thousand and $386 thousand for the three-month periods ended March 31, 2026 and 2025, respectively.

At March 31, 2026, the total reserve for claims was $37.9 million. Of that total, approximately $2.9 million was reserved for specific claims, and approximately $35.0 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $1.6 million for the three-month period ended March 31, 2026, compared with $882 thousand for the same prior year period. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 21.4% for the three-month period ended March 31, 2026, compared with 21.8% for the same prior year period. The effective income tax rates for both 2026 and 2025 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effects of tax credits, tax-exempt income and state taxes.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through March 31, 2026 will be realized. However, this judgment could be impacted by further market fluctuations.

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

Cash Flows – Net cash flows provided by (used in) operating activities were $1.6 million and $(75) thousand for the three-month periods ended March 31, 2026 and 2025, respectively. Cash flows provided by (used in) operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows related to non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. Net cash was provided by investing activities and used in financing activities for the three-month periods ended March 31, 2026 and 2025.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of March 31, 2026, the Company held cash and cash equivalents of $26.7 million, short-term investments of $58.4 million, available-for-sale fixed maturity securities of $117.3 million and equity securities of $46.4 million. The net effect of all activities on total cash and cash equivalents was an increase of $5.9 million in 2026.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of March 31, 2026, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, given inflationary pressures and geopolitical and military tensions and conflicts, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is carefully monitoring the U.S. political environment, inflation, geopolitical and military tensions and conflicts, and other trends that could potentially result in material adverse liquidity changes, and will continually assess its capital allocation strategy, including decisions relating to payment of dividends, repurchasing the Company’s common stock and/or conserving cash.

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased no shares in the three-month periods ended March 31, 2026 and 2025.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $1.1 million for the three-month period ended March 31, 2026. In 2026, the Company has plans for various capital improvement projects, including investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations - As of March 31, 2026, the Company had a claims reserve totaling $37.9 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at March 31, 2026 and December 31, 2025, were $15.7 million and $15.6 million, respectively, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases. Included in a portion of the Company's current leases is an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year after 2026 is $8.2 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $291.4 million and $269.3 million as of March 31, 2026 and December 31, 2025, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

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
•changes in general economic, business, and political conditions, including the performance of the financial and real estate markets, and changes in government regulations and policy, including as a result of the policies implemented by the Trump administration;
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

These and other risks and uncertainties may be described from time to time in the Company's other reports and filings with the SEC. For more details on factors that could affect expectations, see the 2025 Form 10-K, including under the heading "Risk Factors." The Company is not under any obligation (and expressly disclaims any such obligation) and does not undertake to update or alter any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider the possibility that actual results may differ materially from our forward-looking statements.

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

There were no material changes in the Company's market risks during the quarter ended March 31, 2026.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See discussion of legal proceedings in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K. There have been no material changes in the risk factors previously disclosed under Item 1A of the Company’s 2025 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended March 31, 2026, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				413,177
January 1 through January 31, 2026	—	$—	—	413,177
February 1 through February 28, 2026	—	—	—	413,177
March 1 through March 31, 2026	—	—	—	413,177
Total	—	$—	—	413,177
(1) On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. There were no repurchases of the Company’s common stock under the plan during the quarter ended March 31, 2026. As of March 31, 2026, there was authority remaining under the plan to purchase up to an aggregate of 413,177 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Trading Arrangements

During the three-month period ended March 31, 2026, none of the Company's directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Dated:  May 11, 2026