Form 10-Q
period 2026-06-30
INVESTORS TITLE CO
filed 2026-08-10
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 28, 2026, there were 1,887,996 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2026 and December 31, 2025
(in thousands)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$20,464	$20,838
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: June 30, 2026: $130,458; December 31, 2025: $116,852)	130,515	118,116
Equity securities, at fair value (cost: June 30, 2026: $34,685; December 31, 2025: $28,575)	51,295	41,481
Short-term investments	51,726	68,763
Other investments	29,825	23,446
Total investments	263,361	251,806

Premiums and fees receivable	19,401	17,126
Accrued interest and dividends	1,634	1,476
Prepaid expenses and other receivables	9,482	9,387
Property, net	30,551	29,397
Goodwill and other intangible assets, net	21,358	20,940
Lease assets	8,355	7,784
Other assets	2,758	2,706
Current income taxes recoverable	2,761	1,678
Total Assets	$380,125	$363,138

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$39,102	$38,092
Accounts payable and accrued liabilities	38,303	41,525
Lease liabilities	8,717	8,050
Deferred income taxes, net	7,432	7,171
Total liabilities	93,554	94,838

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,888 and 1,888 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	286,409	267,209
Accumulated other comprehensive income	162	1,091
Total stockholders' equity	286,571	268,300
Total Liabilities and Stockholders’ Equity	$380,125	$363,138

Refer to notes to the unaudited Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2026 and 2025
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Net premiums written	$67,542	$54,496	$118,488	$100,841
Escrow and other title-related fees	5,968	5,694	11,008	9,586
Non-title services	5,105	5,477	9,474	10,086
Interest and dividends	2,272	2,361	4,560	4,700
Other investment income	667	609	1,331	1,019
Net investment gains	4,795	2,104	5,319	925
Other	154	2,908	336	3,057
Total Revenues	86,503	73,649	150,516	130,214

Operating Expenses:
Commissions to agents	35,644	29,077	63,096	53,934
Provision for claims	2,783	2,080	3,255	2,403
Personnel expenses	19,043	17,460	38,069	35,794
Office and technology expenses	4,666	4,327	9,176	8,867
Other expenses	4,921	4,907	9,759	9,365
Total Operating Expenses	67,057	57,851	123,355	110,363

Income before Income Taxes	19,446	15,798	27,161	19,851

Provision for Income Taxes	4,813	3,520	6,461	4,402

Net Income	$14,633	$12,278	$20,700	$15,449

Basic Earnings per Common Share	$7.75	$6.51	$10.96	$8.19

Weighted Average Shares Outstanding – Basic	1,888	1,887	1,888	1,886

Diluted Earnings per Common Share	$7.73	$6.48	$10.93	$8.16

Weighted Average Shares Outstanding – Diluted	1,894	1,894	1,894	1,894

Refer to notes to the unaudited Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2026 and 2025
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$14,633	$12,278	$20,700	$15,449
Other comprehensive (loss) income, before income tax:
Changes in accumulated postretirement benefit obligation adjustment	(6)	(8)	22	63
Net unrealized (losses) gains on investments arising during the period	(256)	311	(1,177)	536
Reclassification adjustment for sale of securities included in net income	4	(2)	(30)	(5)
Other comprehensive (loss) income, before income tax	(258)	301	(1,185)	594
Income tax (benefit) expense related to postretirement health benefits	(1)	(2)	5	13
Income tax (benefit) expense related to net unrealized (losses) gains on investments arising during the period	(56)	67	(255)	115
Income tax benefit related to reclassification adjustment for sale of securities included in net income	—	(1)	(6)	(1)
Net income tax (benefit) expense on other comprehensive (loss) income	(57)	64	(256)	127
Other comprehensive (loss) income	(201)	237	(929)	467
Comprehensive Income	$14,432	$12,515	$19,771	$15,916

Refer to notes to the unaudited Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2026 and 2025
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2025	1,886	$—	$253,827	$585	$254,412
Net income			12,278		12,278
Dividends paid ($0.46 per share)			(868)		(868)
Exercise of stock appreciation rights	2		—		—
Share-based compensation expense related to stock appreciation rights			118		118
Changes in accumulated postretirement benefit obligation adjustment				(6)	(6)
Net unrealized gain on investments				243	243
Balance, June 30, 2025	1,888	$—	$265,355	$822	$266,177

Balance, March 31, 2026	1,888	$—	$272,527	$363	$272,890
Net income			14,633		14,633
Dividends paid ($0.46 per share)			(870)		(870)
Share-based compensation expense related to stock appreciation rights			119		119
Changes in accumulated postretirement benefit obligation adjustment				(5)	(5)
Net unrealized loss on investments				(196)	(196)
Balance, June 30, 2026	1,888	$—	$286,409	$162	$286,571

Consolidated Statements of Stockholders’ Equity, continued
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	1,886	$—	$251,418	$355	$251,773
Net income			15,449		15,449
Dividends paid ($0.92 per share)			(1,736)		(1,736)
Exercise of stock appreciation rights	2		—		—
Share-based compensation expense related to stock appreciation rights			224		224
Changes in accumulated postretirement benefit obligation adjustment				50	50
Net unrealized gain on investments				417	417
Balance, June 30, 2025	1,888	$—	$265,355	$822	$266,177

Balance, December 31, 2025	1,888	$—	$267,209	$1,091	$268,300
Net income			20,700		20,700
Dividends paid ($0.92 per share)			(1,737)		(1,737)
Share-based compensation expense related to stock appreciation rights			237		237
Changes in accumulated postretirement benefit obligation adjustment				17	17
Net unrealized loss on investments				(946)	(946)
Balance, June 30, 2026	1,888	$—	$286,409	$162	$286,571

Refer to notes to the unaudited Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2026 and 2025
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income	$20,700	$15,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,747	1,884
Accretion of investments, net	(708)	(733)
Amortization of other intangible assets, net	571	418
Share-based compensation expense related to stock appreciation rights	237	224
Net gains on disposals of property	(62)	(6)
Net investment gains	(5,319)	(925)
Net gains on sale of other assets	—	(2,768)
Net earnings from other investments	(847)	(787)
Provision for claims	3,255	2,403
Provision (benefit) for deferred income taxes	517	(426)
Changes in assets and liabilities:
Increase in premium and fees receivable	(2,275)	(919)
(Increase) decrease in other assets	(1,436)	1,981
Increase in lease assets	(571)	(1,625)
Increase in current income taxes recoverable	(1,083)	(1,194)
Decrease in accounts payable and accrued liabilities	(3,397)	(4,157)
Increase in lease liabilities	667	1,654
Decrease in current income taxes payable	—	(276)
Payments of claims, net of recoveries	(2,245)	(1,412)
Net cash provided by operating activities	9,751	8,785

Investing Activities
Purchases of fixed maturity securities	(33,562)	(32,796)
Purchases of equity securities	(9,885)	(4,900)
Purchases of short-term investments	(25,381)	(28,510)
Purchases of other investments	(7,801)	(3,316)
Purchases of other assets	—	(4,536)
Proceeds from sales and maturities of fixed maturity securities	20,799	28,356
Proceeds from sales of equity securities	5,715	11,333
Proceeds from sales and maturities of short-term investments	42,509	27,468
Proceeds from sales and distributions of other investments and assets	2,057	7,304
Purchases of property	(2,918)	(2,886)
Proceeds from sales of property	79	463
Net cash used in investing activities	(8,388)	(2,020)

Financing Activities
Dividends paid	(1,737)	(1,736)
Net cash used in financing activities	(1,737)	(1,736)

Net (Decrease) Increase in Cash and Cash Equivalents	(374)	5,029
Cash and Cash Equivalents, Beginning of Period	20,838	24,654
Cash and Cash Equivalents, End of Period	$20,464	$29,683

Consolidated Statements of Cash Flows, continued
	Six Months Ended June 30,
	2026	2025
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$7,027	$6,299
Non-Cash Investing and Financing Activities:
Non-cash net unrealized loss (gain) on investments, net of deferred tax benefit (expense) of $261 and $(114) for June 30, 2026 and 2025, respectively	$946	$(417)
Adjustments to postretirement benefits obligation, net of deferred tax expense of $(5) and $(13) for June 30, 2026 and 2025, respectively	$(17)	$(50)

Refer to notes to the unaudited Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2026
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2026 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2026 or any other interim period.

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

Note 2 – Reserve for Claims

Activity in the reserve for claims for the six-month period ended June 30, 2026 and the year ended December 31, 2025 is summarized as follows:

(in thousands)	June 30, 2026	December 31, 2025
Balance, beginning of period	$38,092	$37,060
Provision charged to operations	3,255	4,607
Payments of claims, net of recoveries	(2,245)	(3,575)
Balance, end of period	$39,102	$38,092

The total reserve for all reported and unreported losses the Company incurred through June 30, 2026 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through June 30, 2026. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	June 30, 2026	%	December 31, 2025	%
Known title claims	$2,768	7.1	$3,459	9.1
IBNR	36,334	92.9	34,633	90.9
Total reserve for claims	$39,102	100.0	$38,092	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income	$14,633	$12,278	$20,700	$15,449
Weighted average common shares outstanding – Basic	1,888	1,887	1,888	1,886
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	6	7	6	8
Weighted average common shares outstanding – Diluted	1,894	1,894	1,894	1,894
Basic earnings per common share	$7.75	$6.51	$10.96	$8.19
Diluted earnings per common share	$7.73	$6.48	$10.93	$8.16

There were 0 and 5 thousand potential shares excluded from the computation of diluted earnings per share for the three-month periods ended June 30, 2026 and 2025, respectively, due to the out-of-the-money status of the related share-based awards. There were 5 thousand potential shares excluded from the computation of diluted earnings per share for both the six-month periods ended June 30, 2026 and 2025, due to the out-of-the-money status of the related share-based awards.

The Company historically has adopted employee stock award plans under which restricted stock, options or stock appreciation rights ("SARs") exercisable for the Company's stock may be granted to key employees or directors of the Company. There is currently one plan with outstanding awards and from which the Company may grant share-based awards. The awards eligible to be granted under the active plan are limited to SARs, and the maximum aggregate number of shares of common stock of the Company available pursuant to the plan for the grant of SARs is 250 thousand shares. SARs give the holder the right to receive stock equal to the appreciation in the value of shares of stock from the grant date for a specified period of time, and as a result, are accounted for as equity instruments.

As of June 30, 2026, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	28	$154.74	3.90	$2,312
SARs granted	5	246.75
SARs exercised	(9)	158.04
Outstanding as of December 31, 2025	24	$170.67	3.91	$2,312
SARs granted	5	238.06
SARs exercised	(2)	162.55
SARs forfeited or expired	—	—
Outstanding as of June 30, 2026	27	$182.28	4.19	$2,484

Exercisable as of June 30, 2026	22	$177.10	3.86	$2,105

Unvested as of June 30, 2026	5	$203.28	5.52	$379

During the second quarters of both 2025 and 2026, the Company issued 5 thousand share-settled SARs to directors of the Company. The fair value of each SAR is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on both the implied and historical volatility of the Company’s stock. The Company uses historical data to project SAR exercises and pre-exercise forfeitures within the valuation model. The expected term of awards represents the period of time that SARs granted are expected to be outstanding. The interest rate assumed for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair values for the SARs issued during 2026 and 2025 were $105.00 and $105.31, respectively, and were estimated using the weighted average assumptions shown in the table below:

	2026	2025
Expected Life in Years	7.0	7.0
Volatility	38.3%	36.6%
Interest Rate	4.4%	4.4%
Yield Rate	0.8%	0.8%

There was approximately $237 thousand and $225 thousand of compensation expense relating to SARs vesting on or before June 30, 2026 and 2025, respectively, included in personnel expenses in the unaudited Consolidated Statements of Operations. As of June 30, 2026, there was $467 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$78,803	$2,845	$2,976	$(5,855)	$78,769
Net investment income	6,816	15	903	—	7,734
Total revenues	85,619	2,860	3,879	(5,855)	86,503
Commissions to agents	39,630	—	—	(3,986)	35,644
Provision for claims	2,783	—	—	—	2,783
Personnel expenses	16,337	634	2,072	—	19,043
Other	9,876	92	1,333	(1,714)	9,587
Operating expenses	68,626	726	3,405	(5,700)	67,057
Income before income taxes	$16,993	$2,134	$474	$(155)	$19,446
Total assets	$267,373	$3,346	$109,406	$—	$380,125

Three Months Ended June 30, 2025 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$66,682	$3,448	$2,727	$(4,282)	$68,575
Net investment income	3,966	85	1,023	—	5,074
Total revenues	70,648	3,533	3,750	(4,282)	73,649
Commissions to agents	32,061	—	—	(2,984)	29,077
Provision for claims	2,080	—	—	—	2,080
Personnel expenses	15,011	596	1,853	—	17,460
Other	8,731	97	1,550	(1,144)	9,234
Operating expenses	57,883	693	3,403	(4,128)	57,851
Income before income taxes	$12,765	$2,840	$347	$(154)	$15,798
Total assets	$236,262	$9,081	$100,481	$—	$345,824

Six Months Ended June 30, 2026 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$137,793	$5,167	$5,722	$(9,376)	$139,306
Net investment income	9,343	43	1,824	—	11,210
Total revenues	147,136	5,210	7,546	(9,376)	150,516
Commissions to agents	69,803	—	—	(6,707)	63,096
Provision for claims	3,255	—	—	—	3,255
Personnel expenses	32,708	1,250	4,111	—	38,069
Other	18,660	211	2,423	(2,359)	18,935
Operating expenses	124,426	1,461	6,534	(9,066)	123,355
Income before income taxes	$22,710	$3,749	$1,012	$(310)	$27,161
Total assets	$267,373	$3,346	$109,406	$—	$380,125

Six Months Ended June 30, 2025 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$120,464	$6,440	$4,753	$(8,087)	$123,570
Net investment income	4,806	129	1,709	—	6,644
Total revenues	125,270	6,569	6,462	(8,087)	130,214
Commissions to agents	59,739	—	—	(5,805)	53,934
Provision for claims	2,403	—	—	—	2,403
Personnel expenses	31,107	1,222	3,465	—	35,794
Other	17,509	196	2,501	(1,974)	18,232
Operating expenses	110,758	1,418	5,966	(7,779)	110,363
Income before income taxes	$14,512	$5,151	$496	$(308)	$19,851
Total assets	$236,262	$9,081	$100,481	$—	$345,824

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $15.8 million and $15.6 million as of June 30, 2026 and December 31, 2025, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Service cost – benefits earned during the year	$—	$—	$—	$—
Interest cost on the projected benefit obligation	12	23	22	24
Amortization of unrecognized (gain) loss	(6)	(8)	128	(8)
Net periodic benefit cost	$6	$15	$150	$16

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of June 30, 2026 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$1,804	$—	$(19)	$1,785
General obligations of U.S. states, territories and political subdivisions	11,269	72	(53)	11,288
Special revenue issuer obligations of U.S. states, territories and political subdivisions	7,806	29	(15)	7,820
Corporate debt securities	109,579	506	(463)	109,622
Total	$130,458	$607	$(550)	$130,515

As of December 31, 2025 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$12,449	$74	$(31)	$12,492
Special revenue issuer obligations of U.S. states, territories and political subdivisions	10,760	47	(10)	10,797
Corporate debt securities	93,643	1,236	(52)	94,827
Total	$116,852	$1,357	$(93)	$118,116

The special revenue category for both periods presented includes approximately 20 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at June 30, 2026 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,976	$29,028
Due one year through five years	75,865	75,778
Due five years through ten years	23,068	22,938
Due after ten years	2,549	2,771
Total	$130,458	$130,515

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2026 and December 31, 2025:

	Less than 12 Months		12 Months or Longer		Total
As of June 30, 2026 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,785	$(19)	$—	$—	$1,785	$(19)
General obligations of U.S. states, territories and political subdivisions	4,814	(53)	—	—	4,814	(53)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,349	(11)	101	(4)	1,450	(15)
Corporate debt securities	54,783	(463)	—	—	54,783	(463)
Total	$62,731	$(546)	$101	$(4)	$62,832	$(550)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2025 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$5,924	$(31)	$—	$—	$5,924	$(31)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,192	(3)	1,260	(7)	2,452	(10)
Corporate debt securities	13,659	(52)	—	—	13,659	(52)
Total	$20,775	$(86)	$1,260	$(7)	$22,035	$(93)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.

Factors considered in determining whether a loss is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 78 and 32 fixed maturity securities had unrealized losses at June 30, 2026 and December 31, 2025, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded no impairment charges related to fixed maturity securities for the three- and six-month periods ended June 30, 2026, respectively, and no impairment charges for the three- and six-month periods ended June 30, 2025. Expenses related to impairments are recorded in net investment gains in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of June 30, 2026 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$34,685	$51,295
Total	$34,685	$51,295

As of December 31, 2025 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$28,575	$41,481
Total	$28,575	$41,481

Unrealized holding gains and losses are reported in the unaudited Consolidated Financial Statements of Operations as net investment gains.

Net Investment Gains

Gross investment gains and losses for the three- and six-month periods ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Gross realized gains from securities:
Corporate debt securities	$1	$2	$35	$5
Common stocks	2,031	1,599	2,220	4,156
Total	$2,032	$1,601	$2,255	$4,161
Gross realized losses from securities:
Corporate debt securities	$(6)	$—	$(6)	$—
Common stocks	(166)	(326)	(272)	(613)
Total	$(172)	$(326)	$(278)	$(613)
Net realized gains from securities	$1,860	$1,275	$1,977	$3,548
Gross realized gains (losses) on other investments:
Gains on other investments	$—	$—	$—	$1
Write-down of other assets	(362)	(144)	(362)	(419)
Total	$(362)	$(144)	$(362)	$(418)
Net realized investment gains	$1,498	$1,131	$1,615	$3,130
Changes in the estimated fair value of equity security investments	$3,297	$973	$3,704	$(2,205)
Net investment gains	$4,795	$2,104	$5,319	$925

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause and no participation rights exist. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of June 30, 2026 and December 31, 2025:

June 30, 2026 (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$15,669	$16,774	$21,716
Small business investment LPs	Other investments	4,491	4,491	4,132
Total		$20,160	$21,265	$25,848

December 31, 2025 (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$13,238	$14,877	$16,592
Small business investment LPs	Other investments	668	668	—
Total		$13,906	$15,545	$16,592

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of June 30, 2026 and December 31, 2025, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of June 30, 2026 and December 31, 2025:

As of June 30, 2026 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$1,785	$19,108	$—	$20,893
Corporate debt securities	—	109,622	—	109,622
Total	$1,785	$128,730	$—	$130,515

As of December 31, 2025 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$—	$23,289	$—	$23,289
Corporate debt securities	—	94,827	—	94,827
Total	$—	$118,116	$—	$118,116

*Denotes estimated fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of June 30, 2026 and December 31, 2025:

As of June 30, 2026 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,464	$—	$—	$20,464
Accrued interest and dividends	1,634	—	—	1,634
Equity securities, at fair value:
Common stocks	51,295	—	—	51,295
Short-term investments:
Money market funds and U.S. Treasury bills	51,726	—	—	51,726
Total	$125,119	$—	$—	$125,119

As of December 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,838	$—	$—	$20,838
Accrued interest and dividends	1,476	—	—	1,476
Equity securities, at fair value:
Common stocks	41,481	—	—	41,481
Short-term investments:
Money market funds and U.S. Treasury bills	68,763	—	—	68,763
Total	$132,558	$—	$—	$132,558

The Company did not hold any Level 3 category debt or marketable equity investment securities as of June 30, 2026 or December 31, 2025.

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

Certain measurement alternative equity investments and notes receivable are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. There were two impairments for such investments for a total of $362 thousand made during the three- and six-month periods ended June 30, 2026. The Company impaired $144 thousand and $419 thousand for the three- and six-month periods ended June 30, 2025, respectively. The following table presents assets measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025:

As of June 30, 2026 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$14,502	$14,502
Notes receivable	—	—	730	730
Total	$—	$—	$15,232	$15,232

As of December 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$7,863	$7,863
Notes receivable	—	—	891	891
Total	$—	$—	$8,754	$8,754

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

Like-Kind Exchanges Proceeds – In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another wholly owned subsidiary of the Company, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $329.1 million and $269.3 million as of June 30, 2026 and December 31, 2025, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of June 30, 2026	As of December 31, 2025
Other investments	$7,433	$8,184
Premium and fees receivable	$2,925	$2,498

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net premiums written	$11,921	$9,585	$20,699	$15,258
Non-title services and other investment income	$897	$647	$1,456	$1,262
Commissions to agents	$6,407	$5,890	$11,203	$9,916

Note 9 – Intangible Assets, Goodwill and Title Plants

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions are all Level 3 inputs. Management determined that no events or changes in circumstances occurred during the six-month periods ended June 30, 2026 and 2025 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired. During the six-month period ended June 30, 2026, a subsidiary of the Company acquired a title insurance agency operating in Florida.

Identifiable intangible assets consist of the following:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Referral relationships	$14,907	$14,589
Non-compete agreements	1,966	1,827
Tradename	1,189	1,177
Total	18,062	17,593
Accumulated amortization	(6,516)	(5,946)
Identifiable intangible assets, net	$11,546	$11,647

The following table sets forth the estimated aggregate amortization expense, as of June 30, 2026, for each of the five succeeding fiscal years and thereafter, noting that the amounts presented in the tables above and below are not directly comparable due to the impact of unamortized assets:

Year Ended (in thousands)
2026	$588
2027	1,132
2028	1,128
2029	1,125
2030	1,124
Thereafter	6,262
Total	$11,359

Goodwill and Title Plants

As of June 30, 2026, the Company recognized $9.8 million in goodwill and $1.6 million in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. In accordance with FASB's ASC 350, the Company determined that no events or changes in circumstances occurred during the six-month periods ended June 30, 2026 and 2025 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive Income

The following table provides changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three- and six-month periods ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at March 31, 2026	$242	$121	$363
Other comprehensive loss before calculations	(200)	(5)	(205)
Amounts reclassified from accumulated other comprehensive income	4	—	4
Net current-period other comprehensive loss	(196)	(5)	(201)
Ending balance	$46	$116	$162

Three Months Ended June 30, 2025 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at March 31, 2025	$474	$111	$585
Other comprehensive income (loss) before calculations	244	(6)	238
Amounts reclassified from accumulated other comprehensive income	(1)	—	(1)
Net current-period other comprehensive income (loss)	243	(6)	237
Ending balance	$717	$105	$822

Six Months Ended June 30, 2026 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2025	$992	$99	$1,091
Other comprehensive (loss) income before calculations	(922)	17	(905)
Amounts reclassified from accumulated other comprehensive income	(24)	—	(24)
Net current-period other comprehensive (loss) income	(946)	17	(929)
Ending balance	$46	$116	$162

Six Months Ended June 30, 2025 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2024	$300	$55	$355
Other comprehensive income before calculations	421	50	471
Amounts reclassified from accumulated other comprehensive income	(4)	—	(4)
Net current-period other comprehensive income	417	50	467
Ending balance	$717	$105	$822

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive income for the three- and six-month periods ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized loss on investments	$(4)
Write-down of securities	—
Total	$(4)	Net investment gains
Tax	—	Provision for income taxes
Net of Tax	$(4)
Reclassifications for the period	$(4)

Three Months Ended June 30, 2025 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$2
Write-down of securities	—
Total	$2	Net investment gains
Tax	(1)	Provision for income taxes
Net of Tax	$1
Reclassifications for the period	$1

Six Months Ended June 30, 2026 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$30
Write-down of securities	—
Total	$30	Net investment gains
Tax	(6)	Provision for income taxes
Net of Tax	$24
Reclassifications for the period	$24

Six Months Ended June 30, 2025 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$5
Write-down of securities	—
Total	$5	Net investment gains
Tax	(1)	Provision for income taxes
Net of Tax	$4
Reclassifications for the period	$4

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue from contracts with customers:
Escrow and other title-related fees	$5,968	$5,694	$11,008	$9,586
Non-title services	5,105	5,477	9,474	10,086
Total revenue from contracts with customers	11,073	11,171	20,482	19,672
Other sources of revenue:
Net premiums written	67,542	54,496	118,488	100,841
Investment-related revenue	7,734	5,074	11,210	6,644
Other	154	2,908	336	3,057
Total revenues	$86,503	$73,649	$150,516	$130,214

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

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating leases	$553	$491	$1,087	$1,158
Finance leases:
Amortization of lease assets	36	145	84	207
Interest on lease liabilities	4	—	8	—
Lease expense	$593	$636	$1,179	$1,365
Sub-lease income	(22)	(22)	(43)	(65)
Lease cost	$571	$614	$1,136	$1,300

Components of the lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Current:
Operating lease liabilities	$1,776	$1,548
Finance lease liabilities	154	130
Non-current:
Operating lease liabilities	6,588	6,116
Finance lease liabilities	199	256
Total lease liabilities	$8,717	$8,050

The future minimum lease payments for leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2026, are summarized as follows:

Year Ended (in thousands)	Operating Leases	Finance Leases	Total
2026	$1,052	$84	$1,136
2027	1,862	153	2,015
2028	1,432	98	1,530
2029	1,347	29	1,376
2030	1,242	9	1,251
Thereafter	2,502	—	2,502
Total undiscounted payments	$9,437	$373	$9,810
Less: present value adjustment	(1,074)	(19)	(1,093)
Lease liabilities	$8,363	$354	$8,717

Supplemental lease information is as follows:

	As of June 30, 2026	As of December 31, 2025
Weighted average remaining lease term (years)
Operating leases	5.88	6.38
Finance leases	2.51	2.65
Weighted average discount rate
Operating leases	4.0%	4.1%
Finance leases	4.5%	4.5%

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

Overview

Title Insurance

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Total revenues from the title segment accounted for 92.0% of the Company's revenues for the six-month period ended June 30, 2026.

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

Regulatory Environment

The FOMC issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. Starting at the March 2022 meeting of the FOMC through July 2023, the FOMC repeatedly increased the target range, reaching a high of between 5.25% and 5.50%. During several meetings in 2024 and 2025, the FOMC lowered the federal funds rate. The most recent adjustment, in December 2025, reduced the target range to 3.5% and 3.75%. Through the second quarter of 2026, the FOMC maintained the target range for the federal funds rate, indicating that future policy actions would depend on continued evaluation of incoming economic data, changes in the economic outlook, and the balance of associated risks. In normal economic situations, future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments to achieve maximum employment and inflation near the FOMC's symmetric long-term 2.0% objective.

Real Estate Environment

The Mortgage Bankers Association's ("MBA") July 22, 2026 Mortgage Finance Forecast (“MBA Forecast”) projects 2026 purchase activity to increase 4.4% to $1.4 trillion and mortgage refinance activity to increase 7.6% to $747 billion, resulting in a net increase in total mortgage originations of 5.5% to $2.2 trillion, all from 2025 levels. In 2025, purchase activity accounted for 66.1% of all mortgage originations and is projected in the MBA Forecast to represent 65.5% of all mortgage originations in 2026. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 6.3% and 6.8% for the six-month periods ended June 30, 2026 and 2025, respectively. The MBA Forecast projects that mortgage interest rates will reach 6.5% in 2026 and remain relatively flat through 2028. Due to the rapidly changing environment brought on by inflationary pressures, federal government shutdowns, inventory constraints, geopolitical and military conflicts, and changes in government regulations and policy, including as a result of the policies implemented by the Trump administration, these projections and the impact of actual future developments on the Company could be subject to material change.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the six-month period ended June 30, 2026, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the 2025 Form 10-K.

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three- and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues:
Net premiums written	$67,542	$54,496	$118,488	$100,841
Escrow and other title-related fees	5,968	5,694	11,008	9,586
Non-title services	5,105	5,477	9,474	10,086
Interest and dividends	2,272	2,361	4,560	4,700
Other investment income	667	609	1,331	1,019
Net investment gains	4,795	2,104	5,319	925
Other	154	2,908	336	3,057
Total Revenues	86,503	73,649	150,516	130,214

Operating Expenses:
Commissions to agents	35,644	29,077	63,096	53,934
Provision for claims	2,783	2,080	3,255	2,403
Personnel expenses	19,043	17,460	38,069	35,794
Office and technology expenses	4,666	4,327	9,176	8,867
Other expenses	4,921	4,907	9,759	9,365
Total Operating Expenses	67,057	57,851	123,355	110,363

Income before Income Taxes	19,446	15,798	27,161	19,851

Provision for Income Taxes	4,813	3,520	6,461	4,402

Net Income	$14,633	$12,278	$20,700	$15,449

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related income that includes escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 23.9% and 17.5% for the three- and six-month periods ended June 30, 2026 to $67.5 million and $118.5 million, respectively, compared with $54.5 million and $100.8 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2026 were primarily due to higher levels of real estate activity and ongoing expansion initiatives.

Total premiums include an estimate of premiums for policies that have been issued directly and by agents, but not reported to the Company as of the balance sheet date. To determine the estimated premiums, the Company uses historical experience, as well as other factors, to make certain assumptions about the average elapsed time between the Company's initial notification of an open order and the final settlement of the related real estate transaction. From time to time, the Company adjusts the inputs to the estimation process as reported transactions and new information becomes available. In addition to estimating revenues, the Company also estimates and accrues agent commissions, claims provision, premium taxes, income taxes, and other expenses associated with the estimated revenues that have been accrued. The Company reflects any adjustments to the accruals in the results of operations in the period in which new information becomes available.

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of premiums generated by direct and agency operations for the three- and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2026	%	2025	%	2026	%	2025	%
Direct	$19,750	29.2	$15,823	29.0	$33,973	28.7	$29,357	29.1
Agency	47,792	70.8	38,673	71.0	84,515	71.3	71,484	70.9
Total	$67,542	100.0	$54,496	100.0	$118,488	100.0	$100,841	100.0

Direct Net Premiums – The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations increased 24.8% and 15.7% for the three- and six-month periods ended June 30, 2026, respectively, compared with the same prior year periods. The increases for the three- and six-month periods ended June 30, 2026 were primarily the result of higher levels of real estate activity and ongoing expansion initiatives.

Agency Net Premiums – When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the Company. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written increased 23.6% and 18.2% for the three- and six-month periods ended June 30, 2026, respectively, compared with the same prior year periods. The increases for the three- and six-month periods ended June 30, 2026 were primarily due to higher levels of real estate activity and ongoing expansion initiatives.

Following is a schedule of net premiums written for the three- and six-month periods ended June 30, 2026 and 2025 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended June 30,		Six Months Ended June 30,
State (in thousands)	2026	2025	2026	2025
North Carolina	$24,193	$19,499	$41,633	$34,429
Texas	16,449	15,426	29,401	29,000
Georgia	6,108	4,149	10,937	9,675
South Carolina	4,981	3,392	9,396	7,097
Florida	4,991	4,640	8,045	7,377
All Others	10,850	7,470	19,116	13,408
Premiums Written	67,572	54,576	118,528	100,986
Reinsurance Assumed	—	—	—	—
Reinsurance Ceded	(30)	(80)	(40)	(145)
Net Premiums Written	$67,542	$54,496	$118,488	$100,841

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

Escrow and Other Title-Related Fees

Escrow and other title-related fees consist primarily of commission income, escrow and other various fees associated with the issuance of title insurance policies including settlement, examination and closing fees. Escrow and other title-related fee revenues were $6.0 million and $11.0 million for the three- and six-month periods ended June 30, 2026, respectively, compared with $5.7 million and $9.6 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2026 were primarily due to higher levels of real estate activity and ongoing expansion initiatives.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services and exchange services income. Non-title service revenues were $5.1 million and $9.5 million for the three- and six-month periods ended June 30, 2026, respectively, compared with $5.5 million and $10.1 million for the same prior year periods. The decreases for the three- and six-month periods ended June 30, 2026 were primarily related to declines in revenue from like-kind exchanges.

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

The Company’s investment strategy emphasizes after-tax income and principal preservation.  The Company’s investments are primarily in fixed maturity securities, short-term investments and equity securities.  The average effective maturity of the majority of the fixed maturity securities at June 30, 2026 is less than 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

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

Interest and dividends were $2.3 million and $4.6 million for the three- and six-month periods ended June 30, 2026, respectively, compared with $2.4 million and $4.7 million for the same prior year periods.  Interest and dividend levels are primarily a function of general market performance, interest rates and the amount of cash available for investments that meet the Company's investment policy. The decreases for the three- and six-month periods ended June 30, 2026 were primarily due to declines in lower average yields.

Other Investment Income

Other investment income consists primarily of income related to investments in unconsolidated affiliates, typically structured as either limited partnerships ("LPs") or limited liability companies ("LLCs"), accounted for under either the equity method of accounting or the measurement alternative for investments that do not have readily determinable fair values. The measurement alternative method requires investments without readily determinable fair values to be recorded at cost, less impairments, and plus or minus any changes resulting from observable price changes. The Company monitors any events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and makes any necessary adjustments.

Other investment income was $667 thousand and $1.3 million for the three- and six-month periods ended June 30, 2026, respectively, compared with $609 thousand and $1.0 million for the same prior year periods. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and distributions received.

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

The net realized investment gains were $1.5 million and $1.6 million for the three- and six-month periods ended June 30, 2026, respectively, compared with $1.1 million and $3.1 million for the same prior year periods. The Company recorded impairment charges of $362 thousand on other investments for both the three- and six-month periods ended June 30, 2026, compared with $144 thousand and $419 thousand on other investments for the same prior year periods. Management believes unrealized losses on the remaining fixed maturity securities at June 30, 2026 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments – Changes in the estimated fair value of equity security investments were $3.3 million and $3.7 million for the three- and six-month periods ended June 30, 2026, respectively, compared with $973 thousand and $(2.2) million for the same prior year periods. Such fluctuations are typically the result of changes in general market conditions during the respective periods, however, the sale of appreciated investment securities can result in a reduction in unrealized gains as they are reclassified to net realized investment gains, which is not indicative of a decline in estimated fair value.

Other Revenues

Other revenues primarily include miscellaneous income and gains and losses on the disposal of fixed assets and real estate. Other revenues were $154 thousand and $336 thousand for the three- and six-month periods ended June 30, 2026, respectively, compared with $2.9 million and $3.1 million for the same prior year periods. The decreases for the three- and six-month periods ended June 30, 2026 were primarily due to non-recurring gains from the prior year.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses and the provision for claims. Operating expenses increased 15.9% and 11.8% for the three- and six-month periods ended June 30, 2026, compared with the same prior year periods. The increases for the three- and six-month periods ended June 30, 2026 were primarily due to increases in commissions to agents, personnel expenses and the provision for claims.

Following is a summary of the Company's operating expenses for the three- and six-month periods ended June 30, 2026 and 2025. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2026	%	2025	%	2026	%	2025	%
Title Insurance	$62,978	93.9	$53,806	93.0	$115,461	93.6	$103,084	93.4
Exchange Services	703	1.1	667	1.2	1,415	1.1	1,366	1.2
All Other	3,376	5.0	3,378	5.8	6,479	5.3	5,913	5.4
Total	$67,057	100.0	$57,851	100.0	$123,355	100.0	$110,363	100.0

On a combined basis, the after-tax profit margins were 16.9% and 13.8% for the three- and six-month periods ended June 30, 2026, respectively, compared with 16.7% and 11.9% for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2026 were primarily attributable to increases in net premiums written, escrow and other title-related fees, and net investment gains, partially offset by decreases in other revenues and increases in commissions to agents, personnel expenses and the provision for claims. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $19.0 million and $38.1 million for the three- and six-month periods ended June 30, 2026, respectively, compared with $17.5 million and $35.8 million for the same prior year periods. The increases in personnel expenses for the three- and six-month periods ended June 30, 2026 were primarily due to increases in staffing levels and incentive compensation. On a consolidated basis, personnel expenses as a percentage of total revenues were 22.0% and 25.3% for the three- and six-month periods ended June 30, 2026, respectively, compared with 23.7% and 27.5% for the same prior year periods.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $4.7 million and $9.2 million for the three- and six-month periods ended June 30, 2026, respectively, compared with $4.3 million and $8.9 million for the same prior year periods. The increases for the three- and six-month periods ended June 30, 2026 were primarily due to increases in software expenses.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets and other general expenses. Other expenses were $4.9 million and $9.8 million for the three- and six-month periods ended June 30, 2026, respectively, compared with $4.9 million and $9.4 million for the same prior year periods. The increase for the six-months ended June 30, 2026 was primarily due to increases in expenses associated with higher title insurance revenues, partially offset by a decline in professional fees.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 22.6% and 17.0% for the three- and six-month periods ended June 30, 2026, respectively, compared with the same prior year periods. The changes in commission expense were commensurate with the increases in agent premium volume. Commission expense as a percentage of net premiums written by agents was 74.6% and 74.7% for the three- and six-month periods ended June 30, 2026, respectively, compared with 75.2% and 75.4% for the same prior year periods. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims increased 33.8% and 35.5% for the three- and six-month periods ended June 30, 2026, respectively, compared with the same prior year periods. The provision for claims as a percentage of net premiums written was 4.1% and 2.7% for the three- and six-month periods ended June 30, 2026, respectively, compared with 3.8% and 2.4% for the same prior year periods. The increases in the provision for claims for the three- and six-month periods ended June 30, 2026 were primarily due to the impacts of increased premium volume and changes in actuarially determined loss ratio estimates.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $2.2 million and $1.4 million for the six-month periods ended June 30, 2026 and 2025, respectively.

At June 30, 2026, the total reserve for claims was $39.1 million. Of that total, approximately $2.8 million was reserved for specific claims, and approximately $36.3 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions, and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $4.8 million and $6.5 million for the three- and six-month periods ended June 30, 2026, respectively, compared with $3.5 million and $4.4 million for the same prior year periods. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 24.8% and 23.8% for the three- and six-month periods ended June 30, 2026, respectively, compared with 22.3% and 22.2% for the same prior year periods. The effective income tax rates for both 2026 and 2025 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax credits, tax-exempt income and state taxes.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through June 30, 2026 will be realized. However, this judgment could be impacted by further market fluctuations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company recognized the impact of the now-effective provisions of this legislative change beginning in the third quarter of 2025 in accordance with ASC 740, Income Taxes.

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

Cash Flows – Net cash flows provided by operating activities were $9.8 million and $8.8 million for the six-month periods ended June 30, 2026 and 2025, respectively. Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows related to non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. Net cash was used in investing activities and financing activities for the six-month periods ended June 30, 2026 and 2025.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of June 30, 2026, the Company held cash and cash equivalents of $20.5 million, short-term investments of $51.7 million, available-for-sale fixed maturity securities of $130.5 million and equity securities of $51.3 million. The net effect of all activities on total cash and cash equivalents was a decrease of $374 thousand in 2026.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of June 30, 2026, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, given inflationary pressures and geopolitical and military tensions and conflicts, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is carefully monitoring the U.S. political environment, including the impacts of federal government shutdowns, inflation, geopolitical and military tensions and conflicts, and other trends that could potentially result in material adverse liquidity changes, and will continually assess its capital allocation strategy, including decisions relating to payment of dividends, repurchasing the Company’s common stock and/or conserving cash.

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company purchased no shares in the six-month periods ended June 30, 2026 and 2025.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $2.9 million for the six-month period ended June 30, 2026. In 2026, the Company has plans for various capital improvement projects, including investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations - As of June 30, 2026, the Company had a claims reserve totaling $39.1 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at June 30, 2026 and December 31, 2025, were $15.8 million and $15.6 million, respectively, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases. Included in a portion of the Company's current leases is an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year after 2026 is $8.7 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $329.1 million and $269.3 million as of June 30, 2026 and December 31, 2025, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

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

There were no material changes in the Company's market risk during the quarter ended June 30, 2026.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended June 30, 2026, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				413,177
April 1 through April 30, 2026	—	$—	—	413,177
May 1 through May 31, 2026	—	—	—	413,177
June 1 through June 30, 2026	—	—	—	413,177
Total	—	$—	—	413,177
(1) On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. There were no repurchases of the Company’s common stock under the plan during the quarter ended June 30, 2026. As of June 30, 2026, there was authority remaining under the plan to purchase up to an aggregate of 413,177 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Trading Arrangements

During the three-month period ended June 30, 2026, none of the Company's directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Dated:  August 10, 2026