Form 10-Q
period 2026-09-30
INVESTORS TITLE CO
filed 2026-11-09
CIK 720858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 23, 2026, there were 1,888,721 common shares of the registrant outstanding.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Investors Title Company and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2026 and December 31, 2025
(in thousands)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$23,851	$20,838
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: September 30, 2026: $140,584; December 31, 2025: $116,852)	138,549	118,116
Equity securities, at fair value (cost: September 30, 2026: $36,873; December 31, 2025: $28,575)	51,877	41,481
Short-term investments	53,009	68,763
Other investments	29,612	23,446
Total investments	273,047	251,806

Premiums and fees receivable	18,636	17,126
Accrued interest and dividends	1,796	1,476
Prepaid expenses and other receivables	8,155	9,387
Property, net	31,460	29,397
Goodwill and other intangible assets, net	21,057	20,940
Lease assets	8,635	7,784
Other assets	2,743	2,706
Current income taxes recoverable	4,563	1,678
Total Assets	$393,943	$363,138

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for claims	$41,057	$38,092
Accounts payable and accrued liabilities	43,753	41,525
Lease liabilities	9,076	8,050
Deferred income taxes, net	6,397	7,171
Total liabilities	100,283	94,838

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock (1,000 authorized shares; no shares issued)	—	—
Common stock – no par value (10,000 authorized shares; 1,889 and 1,888 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively, excluding in each period 292 shares of common stock held by the Company)	—	—
Retained earnings	295,144	267,209
Accumulated other comprehensive (loss) income	(1,484)	1,091
Total stockholders' equity	293,660	268,300
Total Liabilities and Stockholders’ Equity	$393,943	$363,138

Refer to notes to the unaudited Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2026 and 2025
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Net premiums written	$68,211	$56,402	$186,699	$157,243
Escrow and other title-related fees	5,982	4,811	16,990	14,397
Non-title services	4,965	6,258	14,439	16,344
Interest and dividends	2,588	2,404	7,148	7,104
Other investment income	1,567	985	2,898	2,004
Net investment (losses) gains	(1,657)	2,057	3,662	2,982
Other	239	106	575	3,163
Total Revenues	81,895	73,023	232,411	203,237

Operating Expenses:
Commissions to agents	36,841	30,221	99,937	84,155
Provision for claims	4,144	1,209	7,399	3,612
Personnel expenses	19,237	17,435	57,306	53,229
Office and technology expenses	4,743	4,178	13,919	13,045
Other expenses	5,523	4,889	15,282	14,254
Total Operating Expenses	70,488	57,932	193,843	168,295

Income before Income Taxes	11,407	15,091	38,568	34,942

Provision for Income Taxes	1,977	2,877	8,438	7,279

Net Income	$9,430	$12,214	$30,130	$27,663

Basic Earnings per Common Share	$4.99	$6.47	$15.96	$14.66

Weighted Average Shares Outstanding – Basic	1,888	1,888	1,888	1,887

Diluted Earnings per Common Share	$4.97	$6.45	$15.91	$14.59

Weighted Average Shares Outstanding – Diluted	1,897	1,894	1,894	1,896

Refer to notes to the unaudited Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2026 and 2025
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$9,430	$12,214	$30,130	$27,663
Other comprehensive (loss) income, before income tax:
Changes in accumulated postretirement benefit obligation adjustment	(6)	(4)	16	59
Net unrealized (losses) gains on investments arising during the period	(2,981)	404	(4,158)	940
Reclassification adjustment for sale of securities included in net income	(1)	(1)	(31)	(6)
Reclassification adjustment for write-down of securities included in net income	890	—	890	—
Other comprehensive (loss) income, before income tax	(2,098)	399	(3,283)	993
Income tax (benefit) expense related to postretirement health benefits	(2)	(1)	3	12
Income tax (benefit) expense related to net unrealized (losses) gains on investments arising during the period	(638)	85	(893)	200
Income tax expense (benefit) related to reclassification adjustment for sale of securities included in net income	1	1	(5)	—
Income tax expense related to reclassification adjustment for write-down of securities included in net income	187	—	187	—
Net income tax (benefit) expense on other comprehensive (loss) income	(452)	85	(708)	212
Other comprehensive (loss) income	(1,646)	314	(2,575)	781
Comprehensive Income	$7,784	$12,528	$27,555	$28,444

Refer to notes to the unaudited Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2026 and 2025
(in thousands, except per share amounts)
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2025	1,888	$—	$265,355	$822	$266,177
Net income			12,214		12,214
Dividends paid ($0.46 per share)			(868)		(868)
Exercise of stock appreciation rights	—		—		—
Share-based compensation expense related to stock appreciation rights			175		175
Changes in accumulated postretirement benefit obligation adjustment				(3)	(3)
Net unrealized gain on investments				317	317
Balance, September 30, 2025	1,888	$—	$276,876	$1,136	$278,012

Balance, June 30, 2026	1,888	$—	$286,409	$162	$286,571
Net income			9,430		9,430
Dividends paid ($0.46 per share)			(869)		(869)
Exercise of stock appreciation rights	1		—		—
Share-based compensation expense related to stock appreciation rights			174		174
Changes in accumulated postretirement benefit obligation adjustment				(4)	(4)
Net unrealized loss on investments				(1,642)	(1,642)
Balance, September 30, 2026	1,889	$—	$295,144	$(1,484)	$293,660

Consolidated Statements of Stockholders’ Equity, continued
	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	1,886	$—	$251,418	$355	$251,773
Net income			27,663		27,663
Dividends paid ($1.38 per share)			(2,604)		(2,604)
Exercise of stock appreciation rights	2		—		—
Share-based compensation expense related to stock appreciation rights			399		399
Changes in accumulated postretirement benefit obligation adjustment				47	47
Net unrealized gain on investments				734	734
Balance, September 30, 2025	1,888	$—	$276,876	$1,136	$278,012

Balance, December 31, 2025	1,888	$—	$267,209	$1,091	$268,300
Net income			30,130		30,130
Dividends paid ($1.38 per share)			(2,606)		(2,606)
Exercise of stock appreciation rights	1		—		—
Share-based compensation expense related to stock appreciation rights			411		411
Changes in accumulated postretirement benefit obligation adjustment				13	13
Net unrealized loss on investments				(2,588)	(2,588)
Balance, September 30, 2026	1,889	$—	$295,144	$(1,484)	$293,660

Refer to notes to the unaudited Consolidated Financial Statements.

Investors Title Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2026 and 2025
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income	$30,130	$27,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,633	2,755
Accretion of investments, net	(1,038)	(1,126)
Amortization of other intangible assets, net	865	561
Share-based compensation expense related to stock appreciation rights	411	399
Net gains on disposals of property	(66)	(10)
Net investment gains	(3,662)	(2,982)
Net gains on sale of other assets	—	(2,768)
Net earnings from other investments	(1,994)	(1,660)
Provision for claims	7,399	3,612
(Benefit) provision for deferred income taxes	(65)	2,328
Changes in assets and liabilities:
Increase in premium and fees receivable	(1,510)	(471)
(Increase) decrease in other assets	(257)	2,645
Increase in lease assets	(851)	(1,212)
Increase in current income taxes recoverable	(2,885)	(1,211)
Decrease in accounts payable and accrued liabilities	(1,319)	(1,105)
Increase in lease liabilities	1,026	1,268
Decrease in current income taxes payable	—	(276)
Payments of claims, net of recoveries	(4,434)	(2,467)
Net cash provided by operating activities	24,383	25,943

Investing Activities
Purchases of fixed maturity securities	(51,285)	(40,977)
Purchases of equity securities	(13,500)	(10,363)
Purchases of short-term investments	(36,048)	(82,144)
Purchases of other investments	(8,212)	(3,770)
Purchases of other assets	—	(4,536)
Proceeds from sales and maturities of fixed maturity securities	29,035	44,485
Proceeds from sales of equity securities	8,455	14,038
Proceeds from sales and maturities of short-term investments	54,037	53,590
Proceeds from sales and distributions of other investments and assets	3,384	8,205
Purchases of property	(4,771)	(4,232)
Proceeds from sales of property	141	470
Net cash used in investing activities	(18,764)	(25,234)

Financing Activities
Dividends paid	(2,606)	(2,604)
Net cash used in financing activities	(2,606)	(2,604)

Net Increase (Decrease) in Cash and Cash Equivalents	3,013	(1,895)
Cash and Cash Equivalents, Beginning of Period	20,838	24,654
Cash and Cash Equivalents, End of Period	$23,851	$22,759

Consolidated Statements of Cash Flows, continued
	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosures:
Cash Paid During the Year for:
Income tax payments, net	$11,395	$6,371
Non-Cash Investing and Financing Activities:
Non-cash net unrealized loss (gain) on investments, net of deferred tax benefit (expense) of $711 and $(200) for September 30, 2026 and 2025, respectively	$2,588	$(734)
Adjustments to postretirement benefits obligation, net of deferred tax expense of $(3) and $(12) for September 30, 2026 and 2025, respectively	$(13)	$(47)

Refer to notes to the unaudited Consolidated Financial Statements.

INVESTORS TITLE COMPANY
AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2026
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in the accompanying unaudited Consolidated Financial Statements have been included. All such adjustments are of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2026 are not necessarily indicative of the financial condition and results that may be expected for the year ending December 31, 2026 or any other interim period.

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

Note 2 – Reserve for Claims

Activity in the reserve for claims for the nine-month period ended September 30, 2026 and the year ended December 31, 2025 is summarized as follows:

(in thousands)	September 30, 2026	December 31, 2025
Balance, beginning of period	$38,092	$37,060
Provision charged to operations	7,399	4,607
Payments of claims, net of recoveries	(4,434)	(3,575)
Balance, end of period	$41,057	$38,092

The total reserve for all reported and unreported losses the Company incurred through September 30, 2026 is represented by the reserve for claims on the unaudited Consolidated Balance Sheets. The Company's reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2026. Management continually reviews and adjusts its reserve for claims estimates to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews could be significant.

A summary of the Company’s reserve for claims, broken down into its components of known title claims and IBNR, follows:

(in thousands, except percentages)	September 30, 2026	%	December 31, 2025	%
Known title claims	$3,350	8.2	$3,459	9.1
IBNR	37,707	91.8	34,633	90.9
Total reserve for claims	$41,057	100.0	$38,092	100.0

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income	$9,430	$12,214	$30,130	$27,663
Weighted average common shares outstanding – Basic	1,888	1,888	1,888	1,887
Incremental shares outstanding assuming the exercise of dilutive SARs (share-settled)	9	6	6	9
Weighted average common shares outstanding – Diluted	1,897	1,894	1,894	1,896
Basic earnings per common share	$4.99	$6.47	$15.96	$14.66
Diluted earnings per common share	$4.97	$6.45	$15.91	$14.59

There were no and 5 thousand potential shares excluded from the computation of diluted earnings per share for the three-month periods ended September 30, 2026 and 2025, respectively, due to the out-of-the-money status of the related share-based awards. There were no and 5 thousand potential shares excluded from the computation of diluted earnings per share for the nine-month periods ended September 30, 2026 and 2025, respectively, due to the out-of-the-money status of the related share-based awards.

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

As of September 30, 2026, the only outstanding awards under the plans were SARs, which expire within seven years or less from the date of grant. All outstanding SARs vest and are exercisable within five years or less from the date of grant, and all SARs issued to date have been share-settled only. There have been no stock options or SARs granted where the exercise price was less than the market price on the date of grant.

A summary of share-based award transactions for all share-based award plans follows:

(in thousands, except weighted average exercise price and average remaining contractual term)	Number Of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	28	$154.71	3.90	$2,312
SARs granted	5	246.75
SARs exercised	(9)	158.04
Outstanding as of December 31, 2025	24	$170.67	3.91	$2,312
SARs granted	5	238.06
SARs exercised	(4)	178.85
Outstanding as of September 30, 2026	25	$181.58	3.94	$2,552

Exercisable as of September 30, 2026	22	$177.47	3.70	$2,313

Unvested as of September 30, 2026	3	$209.30	5.51	$239

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

There was approximately $411 thousand and $399 thousand of compensation expense relating to SARs vesting on or before September 30, 2026 and 2025, respectively, included in personnel expenses in the unaudited Consolidated Statements of Operations. As of September 30, 2026, there was $467 thousand of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock award plans.

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

Provided below is selected financial information about the Company's operations by segment for the periods ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$79,167	$2,696	$3,006	$(5,472)	$79,397
Net investment income	1,872	22	604	—	2,498
Total revenues	81,039	2,718	3,610	(5,472)	81,895
Commissions to agents	40,957	—	—	(4,116)	36,841
Provision for claims	4,144	—	—	—	4,144
Personnel expenses	16,520	635	2,082	—	19,237
Other	10,202	98	1,168	(1,202)	10,266
Operating expenses	71,823	733	3,250	(5,318)	70,488
Income before income taxes	$9,216	$1,985	$360	$(154)	$11,407
Total assets	$278,283	$1,233	$114,427	$—	$393,943

Three Months Ended September 30, 2025 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$64,598	$4,176	$2,799	$(3,996)	$67,577
Net investment income	4,372	99	975	—	5,446
Total revenues	68,970	4,275	3,774	(3,996)	73,023
Commissions to agents	32,797	—	—	(2,576)	30,221
Provision for claims	1,209	—	—	—	1,209
Personnel expenses	14,926	633	1,876	—	17,435
Other	8,420	104	1,808	(1,265)	9,067
Operating expenses	57,352	737	3,684	(3,841)	57,932
Income before income taxes	$11,618	$3,538	$90	$(155)	$15,091
Total assets	$250,872	$1,645	$110,805	$—	$363,322

Nine Months Ended September 30, 2026 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$216,960	$7,863	$8,728	$(14,848)	$218,703
Net investment income	11,215	65	2,428	—	13,708
Total revenues	228,175	7,928	11,156	(14,848)	232,411
Commissions to agents	110,760	—	—	(10,823)	99,937
Provision for claims	7,399	—	—	—	7,399
Personnel expenses	49,228	1,885	6,193	—	57,306
Other	28,862	309	3,591	(3,561)	29,201
Operating expenses	196,249	2,194	9,784	(14,384)	193,843
Income before income taxes	$31,926	$5,734	$1,372	$(464)	$38,568
Total assets	$278,283	$1,233	$114,427	$—	$393,943

Nine Months Ended September 30, 2025 (in thousands)	Title Insurance	Exchange Services	All Other	Intersegment Eliminations	Total
Insurance and other services revenues	$185,062	$10,616	$7,552	$(12,083)	$191,147
Net investment income	9,178	228	2,684	—	12,090
Total revenues	194,240	10,844	10,236	(12,083)	203,237
Commissions to agents	92,536	—	—	(8,381)	84,155
Provision for claims	3,612	—	—	—	3,612
Personnel expenses	46,033	1,855	5,341	—	53,229
Other	25,929	300	4,309	(3,239)	27,299
Operating expenses	168,110	2,155	9,650	(11,620)	168,295
Income before income taxes	$26,130	$8,689	$586	$(463)	$34,942
Total assets	$250,872	$1,645	$110,805	$—	$363,322

Note 5 – Retirement Agreements and Other Postretirement Benefits

The Company’s subsidiary, Investors Title Insurance Company ("ITIC"), is a party to employment agreements with key executives that provide for the continuation of certain employee benefits and other payments due under the agreements upon retirement, estimated to total $15.8 million and $15.6 million as of September 30, 2026 and December 31, 2025, respectively. The executive employee benefits include health, dental, vision and life insurance and are unfunded. These amounts are classified as accounts payable and accrued liabilities in the unaudited Consolidated Balance Sheets. The following sets forth the net periodic benefit cost for the executive benefits for the periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Service cost – benefits earned during the year	$—	$—	$—	$—
Interest cost on the projected benefit obligation	12	14	34	38
Amortization of unrecognized (gain) loss	(6)	(7)	122	(15)
Net periodic benefit cost	$6	$7	$156	$23

Note 6 – Investments and Estimated Fair Value

Investments in Fixed Maturity Securities

The estimated fair value, gross unrealized holding gains, gross unrealized holding losses and amortized cost for fixed maturity securities by major classification are as follows:

As of September 30, 2026 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
Government obligations	$1,948	$—	$(140)	$1,808
General obligations of U.S. states, territories and political subdivisions	10,937	—	(373)	10,564
Special revenue issuer obligations of U.S. states, territories and political subdivisions	7,497	1	(219)	7,279
Corporate debt securities	120,202	152	(1,456)	118,898
Total	$140,584	$153	$(2,188)	$138,549

As of December 31, 2025 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturity securities, available-for-sale, at fair value:
General obligations of U.S. states, territories and political subdivisions	$12,449	$74	$(31)	$12,492
Special revenue issuer obligations of U.S. states, territories and political subdivisions	10,760	47	(10)	10,797
Corporate debt securities	93,643	1,236	(52)	94,827
Total	$116,852	$1,357	$(93)	$118,116

The special revenue category for both periods presented includes approximately 15 individual fixed maturity securities with revenue sources from a variety of industry sectors.

The scheduled maturities of fixed maturity securities at September 30, 2026 are as follows:

	Available-for-Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$27,923	$27,889
Due one year through five years	88,580	87,134
Due five years through ten years	21,615	21,084
Due after ten years	2,466	2,442
Total	$140,584	$138,549

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

The following table presents the gross unrealized losses on fixed maturity securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2026 and December 31, 2025:

	Less than 12 Months		12 Months or Longer		Total
As of September 30, 2026 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Government obligations	$1,808	$(140)	$—	$—	$1,808	$(140)
General obligations of U.S. states, territories and political subdivisions	7,085	(370)	1,025	(3)	8,110	(373)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	5,632	(209)	94	(10)	5,726	(219)
Corporate debt securities	90,894	(1,442)	511	(14)	91,405	(1,456)
Total	$105,419	$(2,161)	$1,630	$(27)	$107,049	$(2,188)

	Less than 12 Months		12 Months or Longer		Total
As of December 31, 2025 (in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
General obligations of U.S. states, territories and political subdivisions	$5,924	$(31)	$—	$—	$5,924	$(31)
Special revenue issuer obligations of U.S. states, territories and political subdivisions	1,192	(3)	1,260	(7)	2,452	(10)
Corporate debt securities	13,659	(52)	—	—	13,659	(52)
Total	$20,775	$(86)	$1,260	$(7)	$22,035	$(93)

Management evaluates available-for-sale fixed maturity securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The decline in estimated fair value of the fixed maturity securities can be attributed primarily to changes in market interest rates and changes in credit spreads over Treasury securities.

Factors considered in determining whether a loss is credit-related include the financial condition and prospects of the issuer (including credit ratings and analyst reports) and macro-economic changes. A total of 149 and 32 fixed maturity securities had unrealized losses at September 30, 2026 and December 31, 2025, respectively. The Company does not intend to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in market interest rates and other market conditions, and therefore the unrealized loss is recorded in accumulated other comprehensive (loss) income.

Reviews of the values of fixed maturity securities are inherently uncertain and the value of the investment may not fully recover, or may decline in future periods, resulting in a realized loss. The Company recorded $890 thousand of impairment charges related to fixed maturity securities for the three- and nine-month periods ended September 30, 2026, respectively, and no impairment charges for the three- and nine-month periods ended September 30, 2025. Expenses related to impairments are recorded in net investment (losses) gains in the unaudited Consolidated Statements of Operations when recognized.

Investments in Equity Securities

The cost and estimated fair value of equity securities are as follows:

As of September 30, 2026 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$36,873	$51,877
Total	$36,873	$51,877

As of December 31, 2025 (in thousands)	Cost	Estimated Fair Value
Equity securities, at fair value:
Common stocks	$28,575	$41,481
Total	$28,575	$41,481

Unrealized holding gains and losses are reported in the unaudited Consolidated Statements of Operations as net investment (losses) gains.

Net Investment (Losses) Gains

Gross investment gains and losses for the three- and nine-month periods ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Gross realized gains from securities:
Corporate debt securities	$2	$1	$37	$6
Common stocks	1,318	1,033	3,538	5,189
Total	$1,320	$1,034	$3,575	$5,195
Gross realized losses from securities:
Corporate debt securities	$—	$—	$(6)	$—
Common stocks	(37)	(127)	(309)	(740)
Other than temporary impairments of securities	(890)	—	(890)	—
Total	$(927)	$(127)	$(1,205)	$(740)
Net realized gains from securities	$393	$907	$2,370	$4,455
Gross realized gains (losses) on other investments:
Gains on other investments	$—	$—	$—	$1
Write-down of other assets	(444)	(50)	(806)	(469)
Total	$(444)	$(50)	$(806)	$(468)
Net realized investment (losses) gains	$(51)	$857	$1,564	$3,987
Changes in the estimated fair value of equity security investments	$(1,606)	$1,200	$2,098	$(1,005)
Net investment (losses) gains	$(1,657)	$2,057	$3,662	$2,982

Realized gains and losses are determined on the specific identification method.

Variable Interest Entities

The Company holds investments in variable interest entities ("VIEs") that are not consolidated in the Company's financial statements as the Company is not the primary beneficiary. These entities are considered VIEs as the equity investors at risk, including the Company, do not have the power over the activities that most significantly impact the economic performance of the entities; this power resides with a third-party general partner or managing member that cannot be removed except for cause and no participation rights exist. The following table sets forth details about the Company's variable interest investments in VIEs, which are structured either as limited partnerships ("LPs") or limited liability companies ("LLCs"), as of September 30, 2026 and December 31, 2025:

September 30, 2026 (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$15,069	$17,381	$22,716
Small business investment LPs	Other investments	4,778	4,778	4,493
Total		$19,847	$22,159	$27,209

December 31, 2025 (in thousands)	Balance Sheet Classification	Carrying Value	Estimated Fair Value	Maximum Potential Loss (a)
Real estate LLCs or LPs	Other investments	$13,238	$14,877	$16,592
Small business investment LPs	Other investments	668	668	—
Total		$13,906	$15,545	$16,592

(a)	Maximum potential loss is calculated as the total investment in the LLC or LP, including any capital commitments that may have not yet been called. The Company is not exposed to any loss beyond the total commitment of its investment.

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

The Level 2 category includes fixed maturity securities such as corporate debt securities, U.S. government obligations, and obligations of U.S. states, territories and political subdivisions. Estimated fair value is principally based on market values obtained from a third-party pricing service. Factors that are used in determining estimated fair market value include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives one quote per security from a third-party pricing service, although as discussed below, the Company does consult other pricing resources when confirming that the prices it obtains reflect the fair values of the instruments in accordance with GAAP. Generally, quotes obtained from the pricing service for instruments classified as Level 2 are not adjusted and are not binding. As of September 30, 2026 and December 31, 2025, the Company did not adjust any Level 2 fair values.

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

Accrued interest and dividends

The carrying amount for accrued interest and dividends is a reasonable estimate of fair value due to the short-term maturity of these assets.

The following table presents, by level, fixed maturity securities carried at estimated fair value as of September 30, 2026 and December 31, 2025:

As of September 30, 2026 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$1,808	$17,843	$—	$19,651
Corporate debt securities	—	118,898	—	118,898
Total	$1,808	$136,741	$—	$138,549

As of December 31, 2025 (in thousands)	Level 1	Level 2 *	Level 3	Total
Fixed maturity securities:
Obligations of U.S. states, territories and political subdivisions	$—	$23,289	$—	$23,289
Corporate debt securities	—	94,827	—	94,827
Total	$—	$118,116	$—	$118,116

*Denotes estimated fair market value obtained from pricing services.

The following table presents, by level, estimated fair values of equity investments and other financial instruments as of September 30, 2026 and December 31, 2025:

As of September 30, 2026 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$23,851	$—	$—	$23,851
Accrued interest and dividends	1,796	—	—	1,796
Equity securities, at fair value:
Common stocks	51,877	—	—	51,877
Short-term investments:
Money market funds and U.S. Treasury bills	53,009	—	—	53,009
Total	$130,533	$—	$—	$130,533

As of December 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,838	$—	$—	$20,838
Accrued interest and dividends	1,476	—	—	1,476
Equity securities, at fair value:
Common stocks	41,481	—	—	41,481
Short-term investments:
Money market funds and U.S. Treasury bills	68,763	—	—	68,763
Total	$132,558	$—	$—	$132,558

The Company did not hold any Level 3 category debt or marketable equity investment securities as of September 30, 2026 or December 31, 2025.

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

Certain measurement alternative equity investments and notes receivable are measured at estimated fair value on a non-recurring basis and are reviewed for impairment quarterly. If any such investment is determined to be impaired, an impairment charge is recorded against such investment and reflected in the unaudited Consolidated Statements of Operations. The Company impaired $444 thousand and $806 thousand during the three- and nine-month periods ended September 30, 2026, respectively. The Company impaired $50 thousand and $469 thousand for the three- and nine-month periods ended September 30, 2025, respectively. The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025:

As of September 30, 2026 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$13,900	$13,900
Notes receivable	—	—	753	753
Total	$—	$—	$14,653	$14,653

As of December 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Equity investments in unconsolidated affiliates, measurement alternative	$—	$—	$7,863	$7,863
Notes receivable	—	—	891	891
Total	$—	$—	$8,754	$8,754

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

Like-Kind Exchanges Proceeds – In administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, the Company’s wholly owned subsidiary, Investors Title Exchange Corporation (“ITEC”), serves as a qualified intermediary, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. Another wholly owned subsidiary of the Company, Investors Title Accommodation Corporation (“ITAC”), serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property totaled approximately $240.9 million and $269.3 million as of September 30, 2026 and December 31, 2025, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

Note 8 – Related Party Transactions

The Company does business with, and has investments in, unconsolidated LLCs that are primarily title insurance agencies. The Company utilizes the equity method to account for its investment in these LLCs. The following table sets forth the approximate values by year found within each financial statement classification:

Financial Statement Classification, Consolidated Balance Sheets (unaudited) (in thousands)	As of September 30, 2026	As of December 31, 2025
Other investments	$7,749	$8,184
Premium and fees receivable	$2,537	$2,498

Financial Statement Classification, Consolidated Statements of Operations (unaudited) (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net premiums written	$11,516	$9,826	$32,215	$25,084
Non-title services and other investment income	$1,389	$1,107	$2,845	$2,369
Commissions to agents	$6,450	$6,395	$17,653	$16,311

Note 9 – Intangible Assets, Goodwill and Title Plants

Intangible Assets

The estimated fair values of intangible assets recognized as the result of title insurance agency acquisitions are all Level 3 inputs. Management determined that no events or changes in circumstances occurred during the nine-month periods ended September 30, 2026 and 2025 that would indicate the carrying amounts may not be recoverable, and therefore, determined that no identifiable intangible assets were impaired.

Identifiable intangible assets consist of the following:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Referral relationships	$14,907	$14,589
Non-compete agreements	1,966	1,827
Tradename	1,189	1,177
Total	18,062	17,593
Accumulated amortization	(6,810)	(5,946)
Identifiable intangible assets, net	$11,252	$11,647

The following table sets forth the estimated aggregate amortization expense, as of September 30, 2026, for each of the five succeeding fiscal years and thereafter, noting that the amounts presented in the tables above and below are not directly comparable due to the impact of unamortized assets:

Year Ended (in thousands)
2026	$294
2027	1,132
2028	1,128
2029	1,125
2030	1,124
Thereafter	6,262
Total	$11,065

Goodwill and Title Plants

As of September 30, 2026, the Company recognized $9.8 million in goodwill and $1.6 million in title plants, net of impairments, as the result of title insurance agency acquisitions.  The title plants are included with other assets in the unaudited Consolidated Balance Sheets. In accordance with FASB's ASC 350, the Company determined that no events or changes in circumstances occurred during the nine-month periods ended September 30, 2026 and 2025 that would indicate the carrying amounts may not be recoverable, and therefore, determined that there were no goodwill or title plant impairments.

Note 10 – Accumulated Other Comprehensive (Loss) Income

The following table provides changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax, for the three- and nine-month periods ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at June 30, 2026	$46	$116	$162
Other comprehensive loss before reclassifications	(2,343)	(4)	(2,347)
Amounts reclassified from accumulated other comprehensive (loss) income	701	—	701
Net current-period other comprehensive loss	(1,642)	(4)	(1,646)
Ending balance	$(1,596)	$112	$(1,484)

Three Months Ended September 30, 2025 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at June 30, 2025	$717	$105	$822
Other comprehensive income (loss) before reclassifications	319	(3)	316
Amounts reclassified from accumulated other comprehensive (loss) income	(2)	—	(2)
Net current-period other comprehensive income (loss)	317	(3)	314
Ending balance	$1,034	$102	$1,136

Nine Months Ended September 30, 2026 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2025	$992	$99	$1,091
Other comprehensive (loss) income before reclassifications	(3,265)	13	(3,252)
Amounts reclassified from accumulated other comprehensive (loss) income	677	—	677
Net current-period other comprehensive (loss) income	(2,588)	13	(2,575)
Ending balance	$(1,596)	$112	$(1,484)

Nine Months Ended September 30, 2025 (in thousands)	Unrealized Gains and Losses On Available-for-Sale Securities	Postretirement Benefits Plans	Total
Beginning balance at December 31, 2024	$300	$55	$355
Other comprehensive income before reclassifications	740	47	787
Amounts reclassified from accumulated other comprehensive (loss) income	(6)	—	(6)
Net current-period other comprehensive income	734	47	781
Ending balance	$1,034	$102	$1,136

The following table provides significant amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three- and nine-month periods ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026 (in thousands)
Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$1
Write-down of securities	(890)
Total	$(889)	Net investment (losses) gains
Tax	188	Provision for income taxes
Net of Tax	$(701)
Reclassifications for the period	$(701)

Three Months Ended September 30, 2025 (in thousands)
Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$1
Write-down of securities	—
Total	$1	Net investment (losses) gains
Tax	1	Provision for income taxes
Net of Tax	$2
Reclassifications for the period	$2

Nine Months Ended September 30, 2026 (in thousands)
Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$31
Write-down of securities	(890)
Total	$(859)	Net investment (losses) gains
Tax	182	Provision for income taxes
Net of Tax	$(677)
Reclassifications for the period	$(677)

Nine Months Ended September 30, 2025 (in thousands)
Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities:
Net realized gain on investments	$6
Write-down of securities	—
Total	$6	Net investment (losses) gains
Tax	—	Provision for income taxes
Net of Tax	$6
Reclassifications for the period	$6

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

The following table provides a breakdown of the Company’s revenue by major business activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue from contracts with customers:
Escrow and other title-related fees	$5,982	$4,811	$16,990	$14,397
Non-title services	4,965	6,258	14,439	16,344
Total revenue from contracts with customers	10,947	11,069	31,429	30,741
Other sources of revenue:
Net premiums written	68,211	56,402	186,699	157,243
Investment-related revenue	2,498	5,446	13,708	12,090
Other	239	106	575	3,163
Total revenues	$81,895	$73,023	$232,411	$203,237

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

Lease assets on the Company’s Consolidated Balance Sheets consist of operating lease right-of-use assets of $8.3 million and $7.4 million and finance lease right-of-use assets of $296 thousand and $365 thousand as of September 30, 2026 and December 31, 2025, respectively.

Lease expense is included in office and technology expenses in the unaudited Consolidated Statements of Operations. Information regarding the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating leases	$604	$475	$1,691	$1,633
Finance leases:
Amortization of lease assets	39	45	123	155
Interest on lease liabilities	3	5	11	16
Lease expense	$646	$525	$1,825	$1,804
Sub-lease income	(67)	(22)	(110)	(87)
Lease cost	$579	$503	$1,715	$1,717

Components of the lease liability presented on the unaudited Consolidated Balance Sheets are as follows:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Current:
Operating lease liabilities	$1,788	$1,548
Finance lease liabilities	149	130
Non-current:
Operating lease liabilities	6,974	6,116
Finance lease liabilities	165	256
Total lease liabilities	$9,076	$8,050

The future minimum lease payments for leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2026, are summarized as follows:

Year Ended (in thousands)	Operating Leases	Finance Leases	Total
2026	$503	$42	$545
2027	2,113	153	2,266
2028	1,668	98	1,766
2029	1,502	29	1,531
2030	1,348	10	1,358
Thereafter	2,724	—	2,724
Total undiscounted payments	$9,858	$332	$10,190
Less: present value adjustment	(1,098)	(16)	(1,114)
Lease liabilities	$8,760	$316	$9,076

Supplemental lease information is as follows:

	As of September 30, 2026	As of December 31, 2025
Weighted average remaining lease term (years)
Operating leases	5.69	6.38
Finance leases	2.28	2.65
Weighted average discount rate
Operating leases	4.0%	4.1%
Finance leases	4.4%	4.5%

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

Overview

Title Insurance

The Company is a holding company that engages primarily in issuing title insurance through two subsidiaries, Investors Title Insurance Company (“ITIC”) and National Investors Title Insurance Company (“NITIC”). Through ITIC and NITIC, the Company underwrites land title insurance for owners and mortgagees as a primary insurer. Total revenues from the title segment accounted for 92.2% of the Company's revenues for the nine-month period ended September 30, 2026.

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

Inflationary pressures, ongoing geopolitical and military conflicts, and changes in government regulations and policy have created additional volatile market conditions and uncertainties in the global economy. These events have impacted and could continue to impact the Company in a number of ways including, but not limited to, future fluctuations in the Company's investment portfolio and potential decreases in net premiums written. The Federal Open Market Committee (“FOMC”) of the Federal Reserve has closely monitored the risks associated with these developments and responded by increasing the target federal funds rate across several meetings from 2022 through 2023, gradually reducing it in 2024 and 2025, and then increasing it in September 2026. Although the federal funds rate does not directly impact mortgage interest rates, it can have a significant influence as lenders pass on the costs of rate increases to consumers. The current period of elevated mortgage interest rates has impacted the demand and pricing of real estate.

Regulatory Environment

The FOMC issues disclosures on a periodic basis that include projections of the federal funds rate and expected actions. From March 2022 through July 2023, the FOMC repeatedly increased the target range for the federal funds rate to a high of 5.25% to 5.50%. The FOMC subsequently reduced the target range over several meetings in 2024 and 2025, to 3.50% to 3.75% following the December 2025 meeting. The FOMC maintained that target range until its September 2026 meeting, when it increased the target range to 3.75% to 4.00%. Future adjustments to the FOMC’s stance of monetary policy are expected to be based on realized and expected economic developments, consistent with its objectives of achieving maximum employment and inflation at the rate of 2.0% over the longer run.

Real Estate Environment

The Mortgage Bankers Association's ("MBA") October 11, 2026 Mortgage Finance Forecast (“MBA Forecast”) projects 2026 purchase activity to increase 0.5% to $1.4 trillion and mortgage refinance activity to increase 25.4% to $686 billion, resulting in a net increase in total mortgage originations of 7.5% to $2.1 trillion, all from 2025 levels. In 2025, purchase activity accounted for 72.0% of all mortgage originations and is projected in the MBA Forecast to represent 67.3% of all mortgage originations in 2026. According to data published by Freddie Mac, the average 30-year fixed mortgage interest rates in the United States were 6.4% and 6.7% for the nine-month periods ended September 30, 2026 and 2025, respectively. The MBA Forecast projects that 30-year fixed mortgage interest rates will rise to 7.3% by the end of 2026 before gradually declining to 6.9% by 2029. Due to the rapidly changing environment brought on by inflationary pressures, federal government shutdowns, inventory constraints, geopolitical and military conflicts, and changes in government regulations and policy, these projections and the impact of actual future developments on the Company could be subject to material change.

Historically, activity in real estate markets has varied over the course of market cycles by geographic region and in response to evolving economic factors. Operating results can vary from year to year based on cyclical market conditions and do not necessarily indicate the Company's future operating results and cash flows.

Critical Accounting Estimates and Policies

The preparation of the Company's unaudited Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures regarding contingencies and commitments. Actual results could differ from these estimates. During the nine-month period ended September 30, 2026, the Company did not make any material changes to its critical accounting policies as previously disclosed in Management's Discussion and Analysis in the 2025 Form 10-K.

Results of Operations

The following table presents certain unaudited Consolidated Statements of Operations data for the three- and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues:
Net premiums written	$68,211	$56,402	$186,699	$157,243
Escrow and other title-related fees	5,982	4,811	16,990	14,397
Non-title services	4,965	6,258	14,439	16,344
Interest and dividends	2,588	2,404	7,148	7,104
Other investment income	1,567	985	2,898	2,004
Net investment (losses) gains	(1,657)	2,057	3,662	2,982
Other	239	106	575	3,163
Total Revenues	81,895	73,023	232,411	203,237

Operating Expenses:
Commissions to agents	36,841	30,221	99,937	84,155
Provision for claims	4,144	1,209	7,399	3,612
Personnel expenses	19,237	17,435	57,306	53,229
Office and technology expenses	4,743	4,178	13,919	13,045
Other expenses	5,523	4,889	15,282	14,254
Total Operating Expenses	70,488	57,932	193,843	168,295

Income before Income Taxes	11,407	15,091	38,568	34,942

Provision for Income Taxes	1,977	2,877	8,438	7,279

Net Income	$9,430	$12,214	$30,130	$27,663

Insurance Revenues

Insurance revenues include net premiums written and escrow and other title-related fees, which consists of escrow fees, commissions and settlement fees. Non-title services revenue, investment-related revenues and other revenues are discussed separately below.

Net Premiums Written

Net premiums written increased 20.9% and 18.7% for the three- and nine-month periods ended September 30, 2026, to $68.2 million and $186.7 million, respectively, compared with $56.4 million and $157.2 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2026 were primarily due to higher real estate transaction volumes and contributions from ongoing expansion initiatives.

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

Title insurance companies typically issue title insurance policies directly or through title agencies. Following is a breakdown of premiums generated by direct and agency operations for the three- and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2026	%	2025	%	2026	%	2025	%
Direct	$19,606	28.7	$16,330	29.0	$53,579	28.7	$45,687	29.1
Agency	48,605	71.3	40,072	71.0	133,120	71.3	111,556	70.9
Total	$68,211	100.0	$56,402	100.0	$186,699	100.0	$157,243	100.0

Direct Net Premiums – The Company's direct business consists of operations at the home office, branch offices, and wholly owned title insurance agencies. In the Company's direct operations, the Company issues a title insurance policy and retains the entire premium, as no commissions are recognized in connection with these policies. Net premiums written from direct operations increased 20.1% and 17.3% for the three- and nine-month periods ended September 30, 2026, respectively, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2026 were primarily due to higher real estate transaction volumes and contributions from ongoing expansion initiatives.

Agency Net Premiums – When a policy is written through a non-wholly owned title agency, the premium is shared between the agency and the Company. The agent retains a majority of the premium as a commission and remits the net amount to the Company. Title insurance commissions earned by the Company’s agents are recognized as expenses concurrently with premium recognition. Agency net premiums written increased 21.3% and 19.3% for the three- and nine-month periods ended September 30, 2026, respectively, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2026 were primarily due to higher real estate transaction volumes and contributions from ongoing expansion initiatives.

Following is a schedule of net premiums written for the three- and nine-month periods ended September 30, 2026 and 2025 in select states in which the Company's two insurance subsidiaries, ITIC and NITIC, currently underwrite title insurance:

	Three Months Ended September 30,		Nine Months Ended September 30,
State (in thousands)	2026	2025	2026	2025
North Carolina	$22,574	$19,922	$64,207	$54,351
Texas	19,218	15,257	48,619	44,257
Georgia	5,344	4,253	16,281	13,928
South Carolina	5,472	5,235	14,868	12,332
Florida	5,478	3,235	13,523	10,612
All Others	10,180	8,572	29,296	21,980
Premiums Written	68,266	56,474	186,794	157,460
Reinsurance Assumed	—	—	—	—
Reinsurance Ceded	(55)	(72)	(95)	(217)
Net Premiums Written	$68,211	$56,402	$186,699	$157,243

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

Escrow and Other Title-Related Fees

Escrow and other title-related fees consist primarily of commission income, escrow and other various fees associated with the issuance of title insurance policies including settlement, examination and closing fees. Escrow and other title-related fee revenues were $6.0 million and $17.0 million for the three- and nine-month periods ended September 30, 2026, respectively, compared with $4.8 million and $14.4 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2026 were primarily due to higher real estate transaction volumes and contributions from ongoing expansion initiatives.

Revenue from Non-Title Services

Revenue from non-title services includes trust services, agency management services, and exchange services income. Non-title service revenues were $5.0 million and $14.4 million for the three- and nine-month periods ended September 30, 2026, respectively, compared with $6.3 million and $16.3 million for the same prior year periods. The decreases for the three- and nine-month periods ended September 30, 2026 were primarily due to lower like-kind exchange activity.

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

The Company’s investment strategy emphasizes after-tax income and principal preservation.  The Company’s investments are primarily in fixed maturity securities, short-term investments and equity securities.  The average effective maturity of the majority of the fixed maturity securities at September 30, 2026 is less than 10 years.  The Company’s invested assets are managed to fund its obligations and evaluated to ensure long term stability of capital accounts.

As the Company generates cash from operations, it is invested in accordance with the Company’s investment policy and corporate goals.  The Company’s investment policy has been designed to balance multiple goals, including the assurance of a stable source of income from interest and dividends, the preservation of principal, and the provision of liquidity sufficient to meet insurance underwriting and other obligations as they become payable in the future.  Securities purchased may include a combination of taxable or tax-exempt fixed maturity securities and equity securities.  The Company also invests in short-term investments that typically include money market funds, U.S. Treasury bills, commercial paper and certificates of deposit. The Company strives to maintain a high-quality investment portfolio.

Interest and dividends were $2.6 million and $7.1 million for the three- and nine-month periods ended September 30, 2026, respectively, compared with $2.4 million and $7.1 million for the same prior year periods.  Interest and dividend levels are primarily a function of general market performance, interest rates, and the amount of cash available for investments that meet the Company's investment policy.

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

Other investment income was $1.6 million and $2.9 million for the three- and nine-month periods ended September 30, 2026, respectively, compared with $985 thousand and $2.0 million for the same prior year periods. Changes in other investment income are impacted by fluctuations in the carrying value of the underlying investment and distributions received.

Net Investment (Losses) Gains

Net investment gains and losses include realized gains and losses on the sale of investment securities and changes in the estimated fair value of equity security investments.

Net Realized Investment Losses and Gains – Dispositions of equity securities at a realized gain or loss reflect such factors as industry sector allocation decisions, ongoing assessments of issuers’ business prospects and tax planning considerations.  Additionally, the amounts included in net realized investment gains or losses are affected by assessments of securities’ valuation for impairment.  As a result of the interaction of these factors and considerations, the net realized investment gain or loss can vary significantly from period to period.

The net realized investment (losses) gains were $(51) thousand and $1.6 million for the three- and nine-month periods ended September 30, 2026, respectively, compared with $857 thousand and $4.0 million for the same prior year periods. The Company recorded impairment charges of $1.3 million and $1.7 million on fixed maturity securities and other investments for the three- and nine-month periods ended September 30, 2026, respectively, compared with $50 thousand and $469 thousand on other investments for the same prior year periods. Management believes unrealized losses on the remaining fixed maturity securities at September 30, 2026 are temporary in nature.

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

Changes in the Estimated Fair Value of Equity Security Investments – Changes in the estimated fair value of equity security investments were $(1.6) million and $2.1 million for the three- and nine-month periods ended September 30, 2026, respectively, compared with $1.2 million and $(1.0) million for the same prior year periods. Such fluctuations are typically the result of changes in general market conditions during the respective periods; however, the sale of appreciated investment securities can result in a reduction in unrealized gains as they are reclassified to net realized investment gains, which is not indicative of a decline in estimated fair value.

Other Revenues

Other revenues primarily include miscellaneous income and gains and losses on the disposal of fixed assets and real estate. Other revenues were $239 thousand and $575 thousand for the three- and nine-month periods ended September 30, 2026, respectively, compared with $106 thousand and $3.2 million for the same prior year periods. The decrease for the nine-month period ended September 30, 2026 was primarily due to non-recurring gains from the prior year.

Expenses

The Company's operating expenses consist primarily of commissions to agents, personnel expenses, office and technology expenses, and the provision for claims. Operating expenses increased 21.7% and 15.2% for the three- and nine-month periods ended September 30, 2026, respectively, compared with the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2026 were primarily due to increases in commissions to agents, the provision for claims, and personnel expenses.

Following is a summary of the Company's operating expenses for the three- and nine-month periods ended September 30, 2026 and 2025. Inter-segment eliminations have been netted; therefore, the individual segment amounts will not agree to Note 4 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2026	%	2025	%	2026	%	2025	%
Title Insurance	$66,556	94.4	$53,567	92.5	$182,017	93.9	$156,651	93.1
Exchange Services	710	1.0	710	1.2	2,125	1.1	2,076	1.2
All Other	3,222	4.6	3,655	6.3	9,701	5.0	9,568	5.7
Total	$70,488	100.0	$57,932	100.0	$193,843	100.0	$168,295	100.0

On a combined basis, the after-tax profit margins were 11.5% and 13.0% for the three- and nine-month periods ended September 30, 2026, respectively, compared with 16.7% and 13.6% for the same prior year periods. The decreases for the three- and nine-month periods ended September 30, 2026 were primarily attributable to increases in operating expenses, particularly commissions to agents, the provision for claims, and personnel expenses, which outpaced the growth in revenues. The Company continually strives to enhance its competitive strengths and market position, including ongoing initiatives to manage its operating expenses.

Total Company

Personnel Expenses – Personnel expenses include base salaries, benefits and payroll taxes, bonuses paid to employees and contract labor expenses. Personnel expenses were $19.2 million and $57.3 million for the three- and nine-month periods ended September 30, 2026, respectively, compared with $17.4 million and $53.2 million for the same prior year periods. The increases in personnel expenses for the three- and nine-month periods ended September 30, 2026 were primarily a result of geographic expansion and merit increases. On a consolidated basis, personnel expenses as a percentage of total revenues were 23.5% and 24.7% for the three- and nine-month periods ended September 30, 2026, respectively, compared with 23.9% and 26.2% for the same prior year periods.

Office and Technology Expenses – Office and technology expenses primarily include facilities expenses, software and hardware expenses, depreciation expense, telecommunications expenses, and business insurance. Office and technology expenses were $4.7 million and $13.9 million for the three- and nine-month periods ended September 30, 2026, respectively, compared with $4.2 million and $13.0 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2026 were primarily due to increases in software expenses.

Other Expenses – Other expenses primarily include business development expenses, premium-related taxes and licensing, professional services, title and service fees, amortization of intangible assets, and other general expenses. Other expenses were $5.5 million and $15.3 million for the three- and nine-month periods ended September 30, 2026, respectively, compared with $4.9 million and $14.3 million for the same prior year periods. The increases for the three- and nine-month periods ended September 30, 2026 were primarily due to increases in expenses associated with higher title insurance revenues, partially offset by declines in professional fees.

Title Insurance

Commissions to Agents – Agent commissions represent the portion of premiums retained by agents pursuant to the terms of their respective agency contracts. Commissions to agents increased 21.9% and 18.8% for the three- and nine-month periods ended September 30, 2026, respectively, compared with the same prior year periods. The changes in commission expense were commensurate with the growth in agency premiums. Commission expense as a percentage of net premiums written by agents was 75.8% and 75.1% for the three- and nine-month periods ended September 30, 2026, respectively, compared with 75.4% for both prior year periods. Commission rates vary by market due to local practice, competition and state regulations.

Provision for Claims – The provision for claims increased 242.8% and 104.8% for the three- and nine-month periods ended September 30, 2026, respectively, compared with the same prior year periods. The provision for claims as a percentage of net premiums written was 6.1% and 4.0% for the three- and nine-month periods ended September 30, 2026, respectively, compared with 2.1% and 2.3% for the same prior year periods. The increases in the provision for claims for the three- and nine-month periods ended September 30, 2026 were primarily due to higher claims experience.

Title claims are typically reported and paid within the first several years of policy issuance. The provision for claims reflects actual payments of claims, net of recovery amounts, plus adjustments to the specific and incurred but not reported claims reserves, the latter of which are actuarially determined based on historical claims experience. Actual payments of claims, net of recoveries, were $4.4 million and $2.5 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

At September 30, 2026, the total reserve for claims was $41.1 million. Of that total, approximately $3.4 million was reserved for specific claims, and approximately $37.7 million was reserved for claims for which the Company had no notice. Because of the uncertainty of future claims, changes in economic conditions, and the fact that claims may not materialize for several years, reserve estimates are subject to variability.

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

Income Taxes

The provision for income taxes was $2.0 million and $8.4 million for the three- and nine-month periods ended September 30, 2026, respectively, compared with $2.9 million and $7.3 million for the same prior year periods. Income tax expense, including federal and state taxes, as a percentage of income before income taxes was 17.3% and 21.9% for the three- and nine-month periods ended September 30, 2026, respectively, compared with 19.1% and 20.8% for the same prior year periods. The effective income tax rates for both 2026 and 2025 differ from the U.S. federal statutory income tax rate of 21% primarily due to the effect of tax credits, tax-exempt income and state taxes.

The Company believes it is more likely than not that the tax benefits associated with recognized impairments and unrecognized losses recorded through September 30, 2026 will be realized. However, this judgment could be impacted by further market fluctuations.

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

Liquidity and Capital Resources

The Company’s material cash requirements include general operating expenses, contractual and other obligations for the future payment of title claims, employment agreements, lease agreements, income taxes, capital expenditures, dividends on its common stock, and other contractual commitments for goods and services needed for operations. All other arrangements entered into by the Company are not reasonably likely to have a material effect on liquidity or the availability of capital resources. Cash flows from operations have historically been the primary source of financing for expanding operations, whether through organic growth or outside investments. The Company believes its balances of cash, short-term investments, and other readily marketable securities, along with cash flows generated by ongoing operations, will be sufficient to satisfy its cash requirements over the next 12 months and thereafter, including the funding of operating activities and commitments for investing and financing activities. At this time, the Company is not aware of any other known trends likely to materially affect its capital resources, nor does it anticipate any additional material changes in the composition or relative cost of those resources, except as otherwise disclosed in the Business Trends and Recent Conditions section of this Management’s Discussion and Analysis.

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

Cash Flows – Net cash flows provided by operating activities were $24.4 million and $25.9 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and property, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets.

Cash flows related to non-operating activities have historically consisted of purchases and proceeds from investing activities, the issuance of dividends and repurchases of common stock. Net cash was used in investing activities and financing activities for the nine-month periods ended September 30, 2026 and 2025.

The Company maintains a high degree of liquidity within its investment portfolio in the form of cash, short-term investments and other readily marketable securities. As of September 30, 2026, the Company held cash and cash equivalents of $23.9 million, short-term investments of $53.0 million, available-for-sale fixed maturity securities of $138.5 million, and equity securities of $51.9 million. The net effect of all activities on total cash and cash equivalents was an increase of $3.0 million in 2026.

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

The ability of the Company's title insurance subsidiaries to pay dividends to the Company is subject to state regulation from their respective states of domicile. Each state regulates the extent to which title underwriters can pay dividends or make distributions and requires prior regulatory approval of the payment of dividends and other intercompany transfers. The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends. Depending on regulatory conditions, the Company may in the future need to retain cash in its title insurance subsidiaries in order to maintain their statutory capital position. As of September 30, 2026, both ITIC and NITIC met the minimum capital, surplus and reserve requirements for each state in which they are licensed.

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

Due to the Company’s historical ability to consistently generate positive cash flows from its consolidated operations and investment income, management believes that funds generated from operations will enable the Company to adequately meet its current operating needs for the foreseeable future. However, given inflationary pressures and geopolitical and military conflicts, there can be no assurance that future experience will be similar to historical experience, since it is influenced by such factors as the interest rate environment, real estate activity, the Company’s claims-paying ability, and its financial strength ratings. In addition to operational and investment considerations, taking advantage of opportunistic external growth opportunities may necessitate obtaining additional capital resources. The Company is carefully monitoring the U.S. political environment, including the impacts of federal government shutdowns, inflation, geopolitical and military conflicts, and other trends that could potentially result in material adverse liquidity changes, and will continually assess its capital allocation strategy, including decisions relating to payment of dividends, repurchasing the Company’s common stock, and/or conserving cash.

Purchase of Company Stock – On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval.  Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan have been purchased.  Pursuant to the Company’s ongoing purchase program, the Company did not purchase shares in the nine-month periods ended September 30, 2026 and 2025.  The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash, and then existing alternative uses for such cash.

Capital Expenditures – Capital expenditures were approximately $4.8 million for the nine-month period ended September 30, 2026. In 2026, the Company has plans for various capital improvement projects, including investment in a number of technology and system development initiatives and hardware purchases which are anticipated to be funded via cash flows from operations. All material anticipated capital expenditures are subject to periodic review and revision and may vary depending on a number of factors.

Contractual Obligations - As of September 30, 2026, the Company had a claims reserve totaling $41.1 million. The amounts and timing of these obligations are estimated and not set contractually. Events such as fraud, defalcation, and multiple property title defects can substantially and unexpectedly cause increases in both the amount and timing of estimated title insurance loss payments and loss cost trends whereby increases or decreases in inflationary factors (including the value of real estate) will influence the ultimate amount of title insurance loss payments and could increase total obligations and influence claim payout patterns. Due to the length of time over which claim payments are made and regularly occurring changes in underlying economic and market conditions, claim estimates are subject to variability and future payments could increase or decrease from these estimated amounts in the future.

ITIC, a wholly owned subsidiary of the Company, has entered into employment agreements with certain executive officers. The amounts accrued for these agreements at September 30, 2026 and December 31, 2025, were $15.8 million and $15.6 million, respectively, which includes postretirement compensation and health benefits, and were calculated based on the terms of the contracts. These executive contracts are accounted for on an individual contract basis. As payments are based upon the occurrence of specific events, including death, disability, retirement, termination without cause or upon a change in control, payment periods are currently uncertain. Information regarding retirement agreements and other postretirement benefit plans can be found in Note 5 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company enters into lease agreements that are primarily used for office space. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the term of the lease. The Company occasionally assumes equipment lease agreements through business acquisitions. These leases are accounted for as finance leases. Included in a portion of the Company's current leases is an option to extend or cancel the lease term, and the exercise of such an option is solely at the Company's discretion. The total of undiscounted future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year after 2026 is $9.6 million, which includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. Information about leases can be found in Note 12 to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In addition, in administering tax-deferred like-kind exchanges pursuant to § 1031 of the Internal Revenue Code, ITEC serves as a qualified intermediary for exchanges, holding the net sales proceeds from relinquished property to be used for purchase of replacement property. ITAC serves as exchange accommodation titleholder and, through LLCs that are wholly owned subsidiaries of ITAC, holds property for exchangers in reverse exchange transactions. Like-kind exchange deposits and reverse exchange property held by the Company for the purpose of completing such transactions totaled approximately $240.9 million and $269.3 million as of September 30, 2026 and December 31, 2025, respectively. These exchange deposits are held at third-party financial institutions. Exchange deposits are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets; however, the Company remains contingently liable for the disposition of the transfers of property, disbursements of proceeds, and the return on the proceeds at the agreed upon rate. Exchange services revenue includes earnings on these deposits; therefore, investment income is shown as non-title services rather than investment income. These like-kind exchange funds are primarily invested in money market funds and other short-term investments.

External assets under management of Investors Trust are not considered assets of the Company and, therefore, are excluded from the accompanying unaudited Consolidated Balance Sheets.

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
•changes in general economic, business, and political conditions, including the performance of the financial and real estate markets, and changes in government regulations and policy;
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

There were no material changes in the Company's market risk during the quarter ended September 30, 2026.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company (and all affiliated purchasers), during the quarter ended September 30, 2026, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities (unrounded)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Beginning of period				413,177
July 1 through July 31, 2026	—	$—	—	413,177
August 1 through August 31, 2026	—	—	—	413,177
September 1 through September 30, 2026	—	—	—	413,177
Total	—	$—	—	413,177
(1) On November 9, 2015, the Board of Directors of the Company approved the purchase of an additional 163,335 shares pursuant to the Company’s repurchase plan, such that there was authority remaining under the plan to purchase up to an aggregate of 500,000 shares of the Company’s common stock pursuant to the plan immediately after this approval. There were no repurchases of the Company’s common stock under the plan during the quarter ended September 30, 2026. As of September 30, 2026, there was authority remaining under the plan to purchase up to an aggregate of 413,177 shares of the Company’s common stock. Unless terminated earlier by resolution of the Board of Directors, the plan will expire when all shares authorized for purchase under the plan (as such number may be amended by the Board from time to time) have been purchased. The Company anticipates making further purchases under this plan from time to time in the future, depending on such factors as the prevailing market price of the Company’s common stock, the Company’s available cash and the existing alternative uses for such cash.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Trading Arrangements

During the three-month period ended September 30, 2026, none of the Company's directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Dated:  November 9, 2026